Form 10-Q
period 2018-06-30
Mercantil Bank Holding Corp
filed 2018-09-21
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________
Commission File Number: 001-38534

Mercantil Bank Holding Corporation
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0032379 (I.R.S. Employer Identification No.)
220 Alhambra Circle Coral Gables, Florida (305) 460-8728	33134
(Address and telephone number of principal executive offices)	(Zip Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐                                         No ☒
The registrant became subject to these requirements on August 8, 2018.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                                         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 21, 2018
Class A Common Stock, $0.10 par value per share	74,212,408 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	53,253,157 shares of Class B Common Stock

MERCANTIL BANK HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)	June 30, 2018	December 31, 2017

Assets
Cash and due from banks	$27,125	$44,531
Interest earning deposits with banks	90,105	108,914
Cash and cash equivalents	117,230	153,445
Securities
Available for sale	1,649,665	1,687,157
Held to maturity	88,440	89,860
Federal Reserve Bank and Federal Home Loan Bank stock	74,014	69,934
Loans held for sale	—	5,611
Loans, gross	6,219,549	6,066,225
Less: Allowance for loan losses	69,931	72,000
Loans, net	6,149,618	5,994,225
Bank owned life insurance	203,236	200,318
Premises and equipment, net	121,683	129,357
Deferred tax assets, net	23,219	14,583
Goodwill	19,193	19,193
Accrued interest receivable and other assets	84,166	73,084
Total assets	$8,530,464	$8,436,767
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$860,745	$895,710
Interest bearing	1,403,657	1,496,749
Savings and money market	1,646,392	1,684,080
Time	2,452,344	2,246,434
Total deposits	6,363,138	6,322,973
Advances from the Federal Home Loan Bank and other borrowings	1,258,000	1,173,000
Junior subordinated debentures held by trust subsidiaries	118,110	118,110
Accounts payable, accrued liabilities and other liabilities	71,834	69,234
Total liabilities	7,811,082	7,683,317
Commitments and contingencies (Note 11)

Stockholders’ equity (Note 1)
Class A common stock, $0.10 par value, 400,000,000 shares authorized; 74,212,408 shares issued and outstanding	7,421	7,421
Class B common stock, $0.10 par value, 100,000,000 shares authorized; 53,253,157 shares issued and outstanding	5,325	5,325
Additional paid in capital	359,008	359,008
Retained earnings	367,681	387,829
Accumulated other comprehensive loss	(20,053)	(6,133)
Total stockholders’ equity	719,382	753,450
Total liabilities and stockholders’ equity	$8,530,464	$8,436,767

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income
Loans	$62,448	$53,790	$122,118	$103,870
Investment securities	12,709	12,515	24,450	25,081
Interest earning deposits with banks	759	364	1,279	737
Total interest income	75,916	66,669	147,847	129,688

Interest expense
Interest bearing demand deposits	113	84	202	184
Savings and money market deposits	3,104	2,187	5,688	4,381
Time deposits	10,172	6,193	18,872	11,853
Advances from the Federal Home Loan Bank	6,511	4,345	12,501	8,594
Junior subordinated debentures	2,025	1,855	3,960	3,679
Securities sold under agreements to repurchase	2	564	2	1,205
Total interest expense	21,927	15,228	41,225	29,896
Net interest income	53,989	51,441	106,622	99,792
Provision for loan losses	150	3,646	150	7,743
Net interest income after provision for loan losses	53,839	47,795	106,472	92,049

Noninterest income
Deposits and service fees	4,471	4,868	9,053	9,774
Brokerage, advisory and fiduciary activities	4,426	4,897	8,841	10,158
Change in cash surrender value of bank owned life insurance	1,474	1,242	2,918	2,487
Cards and trade finance servicing fees	1,173	1,114	2,235	2,185
Gain on early extinguishment of advances from the Federal Home Loan Bank	882	—	882	—
Data processing, rental income and fees for other services to related parties	613	969	1,494	1,552
Securities gains, net	16	177	16	155
Other noninterest income	1,931	4,492	3,492	5,665
Total noninterest income	14,986	17,759	28,931	31,976

Noninterest expense
Salaries and employee benefits	34,932	31,666	68,973	63,974
Occupancy and equipment	4,060	4,052	7,775	8,761
Professional and other services fees	5,387	2,744	11,831	5,401
FDIC assessments and insurance	1,468	2,180	2,915	4,143
Telecommunication and data processing	3,011	2,417	6,095	4,169
Depreciation and amortization	1,945	2,039	4,086	4,466
Other operating expenses	1,835	5,567	6,608	8,899
Total noninterest expenses	52,638	50,665	108,283	99,813
Net income before income tax	16,187	14,889	27,120	24,212
Income tax expense	(5,764)	(4,499)	(7,268)	(7,315)
Net income	$10,423	$10,390	$19,852	$16,897

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on securities available for sale arising during the period	$(5,454)	$5,980	$(20,431)	$7,552
Net unrealized holding gains (losses) on cash flow hedges arising during the period	2,139	(1,453)	6,352	(1,295)
Reclassification adjustment for net losses (gains) included in net income	2	(93)	159	(47)
Other comprehensive (loss) income	(3,313)	4,434	(13,920)	6,210
Comprehensive income	$7,110	$14,824	$5,932	$23,107

Basic and diluted earnings per share:
Net income available to common shareholders	$10,423	$10,390	$19,852	$16,897
Basic and diluted weighted average shares outstanding	127,466	127,466	127,466	127,466
Basic and diluted income per common share	$0.08	$0.08	$0.16	$0.13
Cash dividends declared per common share (Note 1)	$—	$—	$0.31	$—

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2018 and 2017

	Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Class A		Class B
(in thousands, except share data)	Shares Issued and Outstanding	Par value	Shares Issued and Outstanding	Par value
Balance at December 31, 2016	74,212,408	$7,421	53,253,157	$5,325	$359,008	$343,678	$(10,695)	$704,737
Net income	—	—	—	—	—	16,897	—	16,897
Other comprehensive income	—	—	—	—	—	—	6,210	6,210
Balance at June 30, 2017	74,212,408	$7,421	53,253,157	$5,325	$359,008	$360,575	$(4,485)	$727,844

Balance at December 31, 2017	74,212,408	$7,421	53,253,157	$5,325	$359,008	$387,829	$(6,133)	$753,450
Dividends (Note 1)	—	—	—	—	—	(40,000)	—	(40,000)
Net income	—	—	—	—	—	19,852	—	19,852
Other comprehensive loss	—	—	—	—	—	—	(13,920)	(13,920)
Balance at June 30, 2018	74,212,408	$7,421	53,253,157	$5,325	$359,008	$367,681	$(20,053)	$719,382

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$19,852	$16,897
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	150	7,743
Net premium amortization on securities	8,447	9,936
Depreciation and amortization	4,086	4,466
Increase in cash surrender value of bank owned life insurance	(2,918)	(2,487)
Deferred taxes, securities net gains or losses and others	(4,374)	(184)
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	(2,075)	2,378
Account payable, accrued liabilities and other liabilities	3,071	6,078
Net cash provided by operating activities	26,239	44,827

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(121,245)	(116,495)
Held to maturity securities	—	(12,586)
Federal Reserve Bank and Federal Home Loan Bank stock	(13,642)	(16,819)
Maturities, sales and calls of investment securities:
Available for sale	122,805	311,647
Held to maturity	1,338	—
Federal Reserve Bank and Federal Home Loan Bank stock	9,563	13,388
Net increase in loans	(174,197)	(382,566)
Proceeds from loan portfolio sales	23,781	63,256
Net purchases of bank premises and equipment	(3,522)	(268)
Net proceeds from sale of subsidiary	7,500	—
Net cash used in investing activities	(147,619)	(140,443)

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(165,745)	(148,347)
Net increase in time deposits	205,910	170,922
Net decrease in securities sold under agreements to repurchase	—	(15,000)
Proceeds from Advances from the Federal Home Loan Bank and other banks	656,000	690,500
Repayments of Advances from the Federal Home Loan Bank and other banks	(571,000)	(610,500)
Dividend paid	(40,000)	—
Net cash provided by financing activities	85,165	87,575
Net decrease in cash and cash equivalents	(36,215)	(8,041)

Cash and cash equivalents
Beginning of period	153,445	134,989
End of period	$117,230	$126,948

Supplemental disclosures of cash flow information
Cash paid:
Interest	$40,491	$29,359
Income taxes	15,203	7,931

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Mercantil Bank Holding Corporation (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Mercantil Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has two principal subsidiaries, Mercantil Investment Services, Inc. a securities broker-dealer, and Mercantil Trust Company, N.A.
As of December 31, 2017 the Company was a wholly owned subsidiary of Mercantil Servicios Financieros, C.A. (“MSF”). On March 15, 2018, MSF transferred ownership of 100% of the Company Shares to a non-discretionary common law grantor trust governed by the laws of the State of Florida (the “Distribution Trust”). The Company and MSF are parties to an Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018 that provided for the spin-off (the Spin-off”) of the Company from MSF.
On February 6, 2018, the Company filed amended and restated articles of incorporation with the Secretary of State of the State of Florida. Pursuant to this action, the total number of Class A and Class B common shares (“Company Shares”), which the Company is authorized to issue is 400,000,000 and 100,000,000, respectively. In addition, effective on February 6, 2018, the Company exchanged 100% of the 298,570,328 Class A and 215,188,764 Class B Company Shares outstanding, for 74,212,408 Class A and 53,253,157 Class B Company Shares. This facilitated the distribution of one share of Class A and Class B Company Shares for each outstanding share of MSF Class A and Class B common stock, respectively, discussed below. All references made to share or per share amounts in the consolidated financial statements for the periods presented and applicable disclosures have been retroactively adjusted to reflect this exchange. See Note 22 to the audited consolidated financial statements for additional information, which are included in the Company’s definitive Information Statement filed with the Securities and Exchange Commission (“SEC”) as Exhibit 99.1 to its Current Report on Form 8-K on August 10, 2018 (the “Information Statement”).
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to MSF.
The Distribution Trust was established by MSF and the Company pursuant to a Distribution Trust Agreement with a Texas trust company, unaffiliated with MSF, as trustee. The Distribution Trust held 80.1% of the Company Shares (the “Distributed Shares”) for the benefit of MSF’s Class A and Class B common shareholders of record (“Record Holders”) on April 2, 2018 (“Record Date”). The remaining 19.9% of all Company Shares of each Class held in the Distribution Trust for the benefit of MSF and its subsidiaries are the “Retained Shares”.
The Distributed Shares were distributed to MSF shareholders on August 10, 2018 (the “Distribution”). As a result of the Distribution, the Company is a separate company whose common stock is listed on the Nasdaq Stock Market under the symbols “MBNAA” (for the Company’s Class A common stock) and “MBNAB” (for the Company’s Class B common stock). The Distribution Trust continues to hold the Retained Shares pending their sale or disposition by MSF or, in certain circumstances where there is a change in control of MSF, their contribution by MSF to the Company.
In October 2008, MSF, the Company and various individuals as Voting Trustees, entered into a Voting Trust Agreement (the “Voting Trust”). The Voting Trust was established to promote the interests of the Bank and expand its business in the United States by facilitating access to the United States’ capital markets, and to provide continued appropriate corporate governance of the Bank upon the occurrence of certain changes or threatened changes in control of MSF not approved by MSF’s board of directors.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On July 24, 2018, the Voting Trust was terminated. Accordingly, all the existing Voting Trust certificates have been canceled. All the issued and outstanding shares of capital stock of Mercantil Florida Bancorp, Inc (“Florida Bancorp”), which is the Bank’s sole shareholder, previously held by the Voting Trust, were transferred to the Company on that date. The Company is now the sole shareholder of Florida Bancorp, and the indirect owner of 100% of the Bank.
On August 8, 2018, the Company became subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Act”).
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These interim unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 and the accompanying footnote disclosures for the Company, which are included in the Information Statement.
The effects of significant subsequent events, if any, have been adequately recognized or disclosed in these unaudited interim consolidated financial statements. Subsequent events have been evaluated through September 21, 2018, the date when these consolidated financial statements were available to be issued.
For a complete summary of our significant accounting policies, please see Note 1 to the audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, which are included in the Information Statement.
Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Significant estimates made by management include: i) the determination of the allowance for loan losses; (ii) the fair values of securities, bank owned life insurance and the reporting unit to which goodwill has been assigned during the annual goodwill impairment test; and (iii) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Revisions
During the second quarter of 2018, the Company determined to revise its presentation of loans by classes to correct for certain immaterial misclassifications in the presentation of loans by classes in the footnotes to the Company’s consolidated financial statements as of December 31, 2017. The Company assessed the impact of these misclassifications and determined they had no effect on the Consolidated Balance Sheet as of December 31, 2017, the Consolidated Statements of Operations and Comprehensive Income for the three and six-month periods ended June 30, 2017, or the Consolidated Statement of Cash Flows for the six months ended June 30, 2017.
The following tables show the effects of the correction of the misclassifications to the footnotes to the Company’s consolidated financial statements as of December 31, 2017. This change in classification is reflected in the footnotes to the consolidated financial statements as of June 30, 2018 and for the three and six months periods ended June 30, 2018 and 2017.
Loan portfolio by class:

	December 31, 2017
(in thousands)	As Reported	As Revised	Effect of change
Real estate loans
Commercial real estate
Non-owner occupied	$1,745,839	$1,713,104	$(32,735)
Multi-family residential	795,912	839,709	43,797
Land development and construction loans	421,285	406,940	(14,345)
	2,963,036	2,959,753	(3,283)
Single-family residential	515,237	512,754	(2,483)
Owner-occupied	429,803	610,386	180,583
	3,908,076	4,082,893	174,817
Commercial loans	1,529,572	1,354,755	(174,817)
Loans to financial institutions and acceptances	497,626	497,626	—
Consumer loans and overdrafts	130,951	130,951	—
	$6,066,225	$6,066,225	$—

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Age analysis of the loan portfolio by class:
As reported:

	December 31, 2017
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,745,839	$1,745,686	$—	$—	$153	$153	$162	$—
Multi-family residential	795,912	795,912	—	—	—	—	—	—
Land development and construction loans	421,285	421,285	—	—	—	—	—	—
	2,963,036	2,962,883	—	—	153	153	162	—
Single-family residential	515,237	504,204	6,609	2,421	2,003	11,033	5,004	226
Owner-occupied	429,803	423,560	1,571	503	4,169	6,243	10,398	—
	3,908,076	3,890,647	8,180	2,924	6,325	17,429	15,564	226
Commercial loans	1,529,572	1,523,329	1,814	5	4,424	6,243	11,103	—
Loans to financial institutions and acceptances	497,626	497,626	—	—	—	—	—	—
Consumer loans and overdrafts	130,951	130,846	57	29	19	105	55	—
	$6,066,225	$6,042,448	$10,051	$2,958	$10,768	$23,777	$26,722	$226

As revised:

	December 31, 2017
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,713,104	$1,712,624	$—	$—	$480	$480	$489	$—
Multi-family residential	839,709	839,709	—	—	—	—	—	—
Land development and construction loans	406,940	406,940	—	—	—	—	—	—
	2,959,753	2,959,273	—	—	480	480	489	—
Single-family residential	512,754	501,393	6,609	2,750	2,002	11,361	5,004	226
Owner-occupied	610,386	602,643	3,000	174	4,569	7,743	12,227	—
	4,082,893	4,063,309	9,609	2,924	7,051	19,584	17,720	226
Commercial loans	1,354,755	1,350,667	385	5	3,698	4,088	8,947	—
Loans to financial institutions and acceptances	497,626	497,626	—	—	—	—	—	—
Consumer loans and overdrafts	130,951	130,846	57	29	19	105	55	—
	$6,066,225	$6,042,448	$10,051	$2,958	$10,768	$23,777	$26,722	$226

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Age analysis of the loan portfolio by class:
Effects of change:

	December 31, 2017
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$(32,735)	$(33,062)	$—	$—	$327	$327	$327	$—
Multi-family residential	43,797	43,797	—	—	—	—	—	—
Land development and construction loans	(14,345)	(14,345)	—	—	—	—	—	—
	(3,283)	(3,610)	—	—	327	327	327	—
Single-family residential	(2,483)	(2,811)	—	329	(1)	328	—	—
Owner-occupied	180,583	179,083	1,429	(329)	400	1,500	1,829	—
	174,817	172,662	1,429	—	726	2,155	2,156	—
Commercial loans	(174,817)	(172,662)	(1,429)	—	(726)	(2,155)	(2,156)	—
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—
Loans by credit quality indicators:
As reported:

	December 31, 2017
	Credit Risk Rating
		Classified
(in thousands)	Nonclassified	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,745,677	$162	$—	$—	$1,745,839
Multi-family residential	795,912	—	—	—	795,912
Land development and construction loans	421,285	—	—	—	421,285
	2,962,874	162	—	—	2,963,036
Single-family residential	509,368	5,869	—	—	515,237
Owner-occupied	417,694	12,109	—	—	429,803
	3,889,936	18,140	—	—	3,908,076
Commercial loans	1,513,375	16,197	—	—	1,529,572
Loans to financial institutions and acceptances	497,626	—	—	—	497,626
Consumer loans and overdrafts	125,762	5,189	—	—	130,951
	$6,026,699	$39,526	$—	$—	$6,066,225

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loans by credit quality indicators:

As revised:

	December 31, 2017
	Credit Risk Rating
		Classified
(in thousands)	Nonclassified	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,712,615	$489	$—	$—	$1,713,104
Multi-family residential	839,709	—	—	—	839,709
Land development and construction loans	406,940	—	—	—	406,940
	2,959,264	489	—	—	2,959,753
Single-family residential	506,885	5,869	—	—	512,754
Owner-occupied	596,519	13,867	—	—	610,386
	4,062,668	20,225	—	—	4,082,893
Commercial loans	1,340,643	14,112	—	—	1,354,755
Loans to financial institutions and acceptances	497,626	—	—	—	497,626
Consumer loans and overdrafts	126,838	4,113	—	—	130,951
	$6,027,775	$38,450	$—	$—	$6,066,225
Effects of change:

	December 31, 2017
	Credit Risk Rating
		Classified
(in thousands)	Nonclassified	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$(33,062)	$327	$—	$—	$(32,735)
Multi-family residential	43,797	—	—	—	43,797
Land development and construction loans	(14,345)	—	—	—	(14,345)
	(3,610)	327	—	—	(3,283)
Single-family residential	(2,483)	—	—	—	(2,483)
Owner-occupied	178,825	1,758	—	—	180,583
	172,732	2,085	—	—	174,817
Commercial loans	(172,732)	(2,085)	—	—	(174,817)
Loans to financial institutions and acceptances	—	—	—	—	—
Consumer loans and overdrafts	1,076	(1,076)	—	—	—
	$1,076	$(1,076)	$—	$—	$—

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Allocation of allowance for loan losses at end of the period, as reported, revised and effects of change:

	December 31, 2017			December 31, 2016
(in thousands)	As Reported	As Revised	Effect of change	As Reported	As Revised	Effect of change

Real estate	$30,246	$31,290	$1,044	$31,055	$30,713	$(342)
Commercial	33,731	32,687	(1,044)	40,555	40,897	342
Financial institutions	4,362	4,362	—	5,304	5,304	—
Consumer and others	3,661	3,661	—	4,837	4,837	—
	$72,000	$72,000	$—	$81,751	$81,751	$—

	March 31, 2018			March 31, 2017
(in thousands)	As Reported	As Revised	Effect of change	As Reported	As Revised	Effect of change

Real estate	$29,416	$30,503	$1,087	$32,742	$32,471	$(271)
Commercial	34,759	33,672	(1,087)	36,387	36,658	271
Financial institutions	3,671	3,671	—	5,615	5,615	—
Consumer and others	4,272	4,272	—	4,619	4,619	—
	$72,118	$72,118	$—	$79,363	$79,363	$—

Summary of impaired loans:
As reported:

	December 31, 2017
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$—	$—	$—	$143	$—	$—
Multi-family residential	—	1,318	1,318	7,898	1,330	—
Land development and construction loans	—	—	—	1,359	—	—
	—	1,318	1,318	9,400	1,330	—
Single-family residential	—	877	877	3,100	871	—
Owner-occupied	—	9,488	9,488	13,080	10,494	—
	—	11,683	11,683	25,580	12,695	—
Commercial loans	7,173	3,743	10,916	18,653	16,940	2,866
	$7,173	$15,426	$22,599	$44,233	$29,635	$2,866

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Summary of impaired loans:
As revised:

	December 31, 2017
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$—	$327	$327	$225	$327	$—
Multi-family residential	—	1,318	1,318	7,898	1,330	—
Land development and construction loans	—	—	—	1,359	—	—
	—	1,645	1,645	9,482	1,657	—
Single-family residential	—	877	877	3,100	871	—
Owner-occupied	—	10,918	10,918	13,440	12,323	—
	—	13,440	13,440	26,022	14,851	—
Commercial loans	7,173	1,986	9,159	18,211	14,784	2,866
	$7,173	$15,426	$22,599	$44,233	$29,635	$2,866
Effects of change:

	December 31, 2017
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$—	$327	$327	$82	$327	$—
Multi-family residential	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—
	—	327	327	82	327	—
Single-family residential	—	—	—	—	—	—
Owner-occupied	—	1,430	1,430	360	1,829	—
	—	1,757	1,757	442	2,156	—
Commercial loans	—	(1,757)	(1,757)	(442)	(2,156)	—
	$—	$—	$—	$—	$—	$—

Commitment and contingencies:
The Company previously disclosed in Note 16 “Commitments and Contingencies” to its audited consolidated financial statements as of December 31, 2017, the approximate contract amount of credit card facilities of $266.8 million. This amount should have been disclosed as $200.2 million. This change has no effect on the Consolidated Statements of Operations and Comprehensive Income, Balance Sheets or Cash Flows.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2.	Recently Issued Accounting Pronouncements
Emerging Growth Company
Section 107 of the JOBS Act provides that, as an “emerging growth company” we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available.
Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued amendments to the disclosure requirements for fair value measurements. The amendments modify the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.
Narrow Amendments to Pending New Guidance on Leases
In July 2018, the FASB issued amendments to narrow aspects of the new guidance issued in February 2016 for the recognition and measurement of all leases which is not yet effective. These amendments, and the related pending new guidance, are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for private companies, and for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years, for public companies. Early adoption is permitted. The Company is in the process of determining whether these amendments and the related new pending guidance will have a material effect on its consolidated financial statements, when adopted.
Removal of Outdated OCC Guidance
In May 2018, the FASB issued amendments which removed outdated guidance related to the Office of the Comptroller of the Currency (“OCC”)’s Banking Circular 202, Accounting for Net Deferred Tax Changes. This guidance, which limited the net deferred tax debits that can be carried on a bank’s statement of condition for regulatory purposes, has been rescinded by the OCC. These amendments became effective immediately upon issuance and had no impact to the Company’s interim unaudited consolidated financial statements.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance that allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate pursuant to H.R. 1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal year 2018, known as the Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”). This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for (1) public business entities for reporting periods for which financial statements have not been issued, and (2) for other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company early-adopted this guidance and reclassified the effect of remeasuring net deferred tax assets related to items within AOCI to retained earnings resulting in a $1.1 million increase in retained earnings in 2017.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued targeted amendments to the guidance for recognition, presentation and disclosure of hedging activities. These targeted amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is in the process of determining whether the adoption of this guidance will have a material impact on the Company’s consolidated financial statements and disclosures.
Statement of Cash Flows Classification of Certain Receipts and Payments
In August 2016 , the FASB issued specific guidance for the classification of a number of cash receipts and payments, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims and proceeds from the settlement of bank-owned life insurance policies. The new guidance is effective for years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for private companies, and for years beginning after December 15, 2017 and interim periods within those fiscal years for public companies. Early adoption is permitted. The Company is in the process of understanding whether this new guidance will have a material impact on its consolidated statement of cash flows when adopted.
Accounting for Credit Losses on Financial Instruments
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, for private companies, and for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, for public companies. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is in the process of determining whether these changes will have a material impact on its consolidated financial position or results of operations or disclosures.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Accounting for Leases
In February 2016, the FASB issued guidance for the recognition and measurement of all leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for most leases within the scope of the guidance. There were no significant changes to the guidance for lessors. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for private companies, and for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years, for public companies. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented, and provides for certain practical expedients. The Company is in the process of determining whether this new guidance will have a material impact on its consolidated financial position, results of operations and disclosures, when adopted.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued changes to the guidance on the recognition and measurement of financial instruments. The changes include, among others, the removal of the available-for-sale category for equity securities and updates to certain disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for private companies, and for fiscal periods beginning December 15, 2017, and interim periods within those fiscal years, for public companies, with limited early adoption permitted. The Company is in the process of determining whether these changes will have a material impact on its consolidated financial position or results of operations or disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued a common revenue standard for recognizing revenue from contracts with customers. This new standard establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended effective date is annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019, for private companies, and for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, for public companies. Earlier adoption continues to be permitted. The Company is in the process of determining whether the new guidance will have a material impact on its consolidated financial position or results of operations.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

3.	Securities
Amortized cost and approximate fair values of securities available for sale are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$855,688	$1,110	$(29,314)	$827,484
Corporate debt securities	376,581	2,062	(3,714)	374,929
U.S. government agency debt securities	256,498	300	(5,961)	250,837
Municipal bonds	177,632	275	(4,600)	173,307
Mutual funds	24,263	—	(1,155)	23,108
	$1,690,662	$3,747	$(44,744)	$1,649,665

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$889,396	$1,784	$(15,514)	$875,666
Corporate debt securities	310,781	3,446	(835)	313,392
U.S. government agency debt securities	293,908	870	(3,393)	291,385
Municipal bonds	179,524	2,343	(1,471)	180,396
Mutual funds	24,262	—	(645)	23,617
U.S. treasury securities	2,700	2	(1)	2,701
	$1,700,571	$8,445	$(21,859)	$1,687,157
At June 30, 2018 and December 31, 2017, the Company had no foreign sovereign debt securities.
The Company’s investment securities available for sale with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$298,313	$(6,389)	$482,682	$(22,925)	$780,995	$(29,314)
U.S. government agency debt securities	101,040	(1,949)	127,393	(4,012)	228,433	(5,961)
Municipal bonds	59,772	(1,152)	72,742	(3,448)	132,514	(4,600)
Corporate debt securities	219,052	(3,537)	4,714	(177)	223,766	(3,714)
Mutual funds	—	—	22,865	(1,155)	22,865	(1,155)
	$678,177	$(13,027)	$710,396	$(31,717)	$1,388,573	$(44,744)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$333,232	$(2,956)	$485,555	$(12,558)	$818,787	$(15,514)
U.S. government agency debt securities	92,138	(728)	128,316	(2,665)	220,454	(3,393)
Municipal bonds	4,895	(8)	76,003	(1,463)	80,898	(1,471)
Corporate debt securities	94,486	(751)	3,694	(84)	98,180	(835)
Mutual funds	—	—	23,375	(645)	23,375	(645)
U.S. treasury securities	—	—	2,199	(1)	2,199	(1)
	$524,751	$(4,443)	$719,142	$(17,416)	$1,243,893	$(21,859)
At June 30, 2018 and December 31, 2017 debt securities issued by U.S. government-sponsored entities and agencies held by the Company were issued by institutions which the government has affirmed its commitment to support. The Company does not consider these securities to be other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not have the intent to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Unrealized losses on municipal and corporate debt securities, at June 30, 2018 and December 31, 2017, are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company does not consider these securities to be other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and management does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.
Amortized cost and approximate fair values of securities held to maturity, are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$85,497	$—	$(3,486)	$82,011
U.S. Government agency debt securities	2,943	—	(83)	2,860
	$88,440	$—	$(3,569)	$84,871

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$86,826	$47	$(441)	$86,432
U.S. Government agency debt securities	3,034	—	—	3,034
	$89,860	$47	$(441)	$89,466
Contractual maturities of securities at June 30, 2018 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$2,816	$2,808	$—	$—
After 1 year through 5 years	331,256	328,917	—	—
After 5 years through 10 years	253,954	249,963	—	—
After 10 years	1,078,373	1,044,869	88,440	84,871
No contractual maturities	24,263	23,108	—	—
	$1,690,662	$1,649,665	$88,440	$84,871
At June 30, 2018 and December 31, 2017, securities available for sale with a fair value of approximately $270 million and $246 million, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and advances from the FHLB.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

4.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	June 30, 2018	December 31, 2017
Real estate loans
Commercial real estate
Non-owner occupied	$1,864,645	$1,713,104
Multi-family residential	858,453	839,709
Land development and construction loans	402,830	406,940
	3,125,928	2,959,753
Single-family residential	514,912	512,754
Owner-occupied	653,902	610,386
	4,294,742	4,082,893
Commercial loans	1,432,033	1,354,755
Loans to financial institutions and acceptances	368,864	497,626
Consumer loans and overdrafts	123,910	130,951
	$6,219,549	$6,066,225
The amounts above include loans under syndication facilities of approximately $1,048 million and $989 million at June 30, 2018 and December 31, 2017, respectively.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $28.0 million and $31.9 million at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
(in thousands)	Brazil	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$212	$136,681	$6,286	$143,179
Loans to financial institutions and acceptances	130,866	—	221,498	352,364
Commercial loans	5,974	—	98,003	103,977
Consumer loans and overdrafts (3)	3,653	35,137	7,598	46,388
	$140,705	$171,818	$333,385	$645,908
__________________

(1)	Loans to borrowers in 19 other countries; the total by country does not individually exceed 1% of total assets.

(2)	Mortgage loans secured by single-family residential properties located in the U.S.

(3)	Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges are suspended, if the deposits decline below the authorized credit line.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
(in thousands)	Brazil	Venezuela	Chile	Others (1)	Total
Real estate loans
Single-family residential (2)	$219	$145,069	$179	$7,246	$152,713
Loans to financial institutions and acceptances	129,372	—	93,000	258,811	481,183
Commercial loans	8,451	—	—	60,843	69,294
Consumer loans and overdrafts (3)	3,046	37,609	1,364	10,060	52,079
	$141,088	$182,678	$94,543	$336,960	$755,269
__________________

(1)	Loans to borrowers in 18 other countries; the total by country does not individually exceed 1% of total assets.

(2)	Mortgage loans secured by single-family residential properties located in the U.S.

(3)	Mostly comprised of credit card extensions of credit secured to customers with deposits with the Bank. Charging privileges are suspended, if the deposits decline below the authorized credit line.

The analysis of the loan portfolio delinquencies by class, including nonaccrual loans, as of June 30, 2018 and December 31, 2017 are summarized in the following tables:

	June 30, 2018
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,864,645	$1,864,496	$—	$—	$149	$149	$10,510	$—
Multi-family residential	858,453	858,453	—	—	—	—	—	—
Land development and construction loans	402,830	402,830	—	—	—	—	—	—
	3,125,928	3,125,779	—	—	149	149	10,510	—
Single-family residential	514,912	508,426	919	1,127	4,440	6,486	6,334	—
Owner-occupied	653,902	650,586	1,711	—	1,605	3,316	7,186	—
	4,294,742	4,284,791	2,630	1,127	6,194	9,951	24,030	—
Commercial loans	1,432,033	1,428,566	330	200	2,937	3,467	9,934	27
Loans to financial institutions and acceptances	368,864	368,864	—	—	—	—	—	—
Consumer loans and overdrafts	123,910	122,234	653	360	663	1,676	42	663
	$6,219,549	$6,204,455	$3,613	$1,687	$9,794	$15,094	$34,006	$690

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,713,104	$1,712,624	$—	$—	$480	$480	$489	$—
Multi-family residential	839,709	839,709	—	—	—	—	—	—
Land development and construction loans	406,940	406,940	—	—	—	—	—	—
	2,959,753	2,959,273	—	—	480	480	489	—
Single-family residential	512,754	501,393	6,609	2,750	2,002	11,361	5,004	226
Owner-occupied	610,386	602,643	3,000	174	4,569	7,743	12,227	—
	4,082,893	4,063,309	9,609	2,924	7,051	19,584	17,720	226
Commercial loans	1,354,755	1,350,667	385	5	3,698	4,088	8,947	—
Loans to financial institutions and acceptances	497,626	497,626	—	—	—	—	—	—
Consumer loans and overdrafts	130,951	130,846	57	29	19	105	55	—
	$6,066,225	$6,042,448	$10,051	$2,958	$10,768	$23,777	$26,722	$226
At June 30, 2018 and December 31, 2017, loans with an outstanding principal balance of $1,730 million and $1,476 million, respectively, were pledged as collateral to secure advances from the FHLB.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

5.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and six months periods ended June 30, 2018 and 2017, and its allocation by impairment methodology and the related investment in loans, net as of June 30, 2018 and 2017 are summarized in the following tables:

	Three Months Ended June 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$30,503	$33,672	$3,671	$4,272	$72,118
(Reversal of) provision for loan losses	(1,814)	(1,750)	(354)	4,068	150
Loans charged-off
Domestic	—	(2,355)	—	(98)	(2,453)
International	—	(52)	—	(230)	(282)
Recoveries	4	269	—	125	398
Balances at end of the period	$28,693	$29,784	$3,317	$8,137	$69,931

	Six Months Ended June 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(2,635)	(1,215)	(1,045)	5,045	150
Loans charged-off
Domestic	—	(2,737)	—	(117)	(2,854)
International	—	(52)	—	(630)	(682)
Recoveries	38	1,101	—	178	1,317
Balances at end of the period	$28,693	$29,784	$3,317	$8,137	$69,931

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$4,055	$2,252	$—	$—	$6,307
Collectively evaluated	24,638	27,532	3,317	8,137	63,624
	$28,693	$29,784	$3,317	$8,137	$69,931
Investment in loans, net of unearned income
Individually evaluated	$11,078	$16,206	$—	$306	$27,590
Collectively evaluated	3,078,004	2,184,226	371,498	558,231	6,191,959
	$3,089,082	$2,200,432	$371,498	$558,537	$6,219,549

	Three Months Ended June 30, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$32,471	$36,658	$5,615	$4,619	$79,363
Provision for (reversal of) loan losses	2,262	4,760	(1,639)	(1,737)	3,646
Loans charged-off
Domestic	—	(1,097)	—	(15)	(1,112)
International	—	(143)	—	(258)	(401)
Recoveries	107	23	—	1,080	1,210
Balances at end of the period	$34,840	$40,201	$3,976	$3,689	$82,706

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$30,713	$40,897	$5,304	$4,837	$81,751
Provision for (reversal of) loan losses	4,056	6,695	(1,328)	(1,680)	7,743
Loans charged-off
Domestic	(97)	(1,415)	—	(128)	(1,640)
International	—	(6,042)	—	(477)	(6,519)
Recoveries	168	66	—	1,137	1,371
Balances at end of the period	$34,840	$40,201	$3,976	$3,689	$82,706

	June 30, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$—	$3,407	$—	$—	$3,407
Collectively evaluated	34,840	36,794	3,976	3,689	79,299
	$34,840	$40,201	$3,976	$3,689	$82,706
Investment in loans, net of unearned income
Individually evaluated	$13,733	$36,855	$—	$2,277	$52,865
Collectively evaluated	2,708,546	2,351,544	424,434	539,976	6,024,500
	$2,722,279	$2,388,399	$424,434	$542,253	$6,077,365

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2018	$5,049	$5,774	$—	$—	$10,823
2017	$2,045	$7,696	$—	$—	$9,741

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2018	$8,007	$15,774	$—	$—	$23,781
2017	$3,922	$35,057	$24,277	$—	$63,256

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year-To-Date Average	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$10,352	$—	$10,352	$8,734	$10,402	$4,055
Multi-family residential	—	726	726	927	731	—
Land development and construction loans	—	—	—	—	—	—
	10,352	726	11,078	9,661	11,133	4,055
Single-family residential	—	306	306	746	297	—
Owner-occupied	—	6,303	6,303	6,918	6,222	—
	10,352	7,335	17,687	17,325	17,652	4,055
Commercial loans	4,572	5,331	9,903	8,939	18,302	2,252
	$14,924	$12,666	$27,590	$26,264	$35,954	$6,307
During the three and six months ended June 30, 2018, the Company recognized interest income of $83 thousand and $108 thousand, respectively, on impaired loans.

	December 31, 2017
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$—	$327	$327	$225	$327	$—
Multi-family residential	—	1,318	1,318	7,898	1,330	—
Land development and construction loans	—	—	—	1,359	—	—
	—	1,645	1,645	9,482	1,657	—
Single-family residential	—	877	877	3,100	871	—
Owner-occupied	—	10,918	10,918	13,440	12,323	—
	—	13,440	13,440	26,022	14,851	—
Commercial loans	7,173	1,986	9,159	18,211	14,784	2,866
	$7,173	$15,426	$22,599	$44,233	$29,635	$2,866

During the three and six months ended June 30, 2017, the Company recognized interest income of $1.1 million on impaired loans.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The recorded investment in loans considered troubled debt restructurings (“TDRs”) completed during the six months ended June 30, 2018 totaled approximately $12.9 million, which includes $10.4 million in a commercial real estate non-owner occupied loan, $1.9 million in a real estate owner-occupied loan and $0.6 million in a commercial loan. During the six months ended June 30, 2018, the Company charged off $1.1 million as a result of these TDR loans. In the six months ended June 30, 2018, there were no TDRs completed since June 30, 2017 which subsequently defaulted under the modified terms of the loan agreement. As of June 30, 2018, all TDR loans were real estate and commercial loans under modified terms that did not substantially impact the allowance for loan losses since the recorded investment in these impaired loans corresponded to their realizable value, which approximated their fair values, or higher, prior to their designation as TDR.
Credit Risk Quality
The Company’s investment in loans by credit quality indicators as of June 30, 2018 and December 31, 2017 are summarized in the following tables:

	June 30, 2018
	Credit Risk Rating
		Classified
(in thousands)	Nonclassified	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,854,135	$10,510	$—	$—	$1,864,645
Multi-family residential	858,453	—	—	—	858,453
Land development and construction loans	402,830	—	—	—	402,830
	3,115,418	10,510	—	—	3,125,928
Single-family residential	508,578	6,334	—	—	514,912
Owner-occupied	644,363	9,539	—	—	653,902
	4,268,359	26,383	—	—	4,294,742
Commercial loans	1,421,122	8,891	2,020	—	1,432,033
Loans to financial institutions and acceptances	368,864	—	—	—	368,864
Consumer loans and overdrafts	118,176	5,734	—	—	123,910
	$6,176,521	$41,008	$2,020	$—	$6,219,549

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Credit Risk Rating
		Classified
(in thousands)	Nonclassified	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,712,615	$489	$—	$—	$1,713,104
Multi-family residential	839,709	—	—	—	839,709
Land development and construction loans	406,940	—	—	—	406,940
	2,959,264	489	—	—	2,959,753
Single-family residential	506,885	5,869	—	—	512,754
Owner-occupied	596,519	13,867	—	—	610,386
	4,062,668	20,225	—	—	4,082,893
Commercial loans	1,340,643	14,112	—	—	1,354,755
Loans to financial institutions and acceptances	497,626	—	—	—	497,626
Consumer loans and overdrafts	126,838	4,113	—	—	130,951
	$6,027,775	$38,450	$—	$—	$6,066,225

6.	Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion and $1.2 billion at June 30, 2018 and December 31, 2017, respectively. Time deposits in denominations of $250,000 or more amounted to approximately $723 million and $624 million at June 30, 2018 and December 31, 2017, respectively. Time deposits include brokered time deposits, all in denominations of less than $100,000. As of June 30, 2018 and December 31, 2017 brokered time deposits amounted to $738 million and $780 million, respectively.

7.	Advances From the Federal Home Loan Bank and Other Borrowings
The Company had outstanding advances from the FHLB and other borrowings. These borrowings bear fixed interest rates or variable rates based on 3-month LIBOR as follows:

Year of Maturity	Interest Rate	June 30, 2018	December 31, 2017
(in thousands, except percentages)
2018	0.90% to 2.38%	$417,000	$567,000
2019	1.00% to 3.86%	225,000	155,000
2020	1.50% to 2.74%	306,000	211,000
2021	1.93% to 2.50%	190,000	240,000
2022	2.48% to 2.80%	120,000	—
		$1,258,000	$1,173,000

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

8.	Derivative Instruments
At June 30, 2018 and December 31, 2017 the fair values of the Company’s derivative instruments were as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$14,417	$—	$5,462	$—
Interest rate swaps not designated as hedging instruments:
Customers	304	—	1,375	—
Third party broker	—	304	—	1,375
	304	304	1,375	1,375
Interest rate caps not designated as hedging instruments:
Customers	—	1,084	—	195
Third party broker	1,084	—	195	—
	1,084	1,084	195	195
	$15,805	$1,388	$7,032	$1,570
Derivatives Designated as Hedging Instruments
At June 30, 2018 and December 31, 2017 the Company’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
As of June 30, 2018 and December 31, 2017, respectively, the Company had 16 and 15 interest rate swap contracts with total notional amounts of $280 million and $255 million, respectively, that were designated as cash flow hedges of floating rate interest payments on the currently outstanding and expected subsequent rollover of FHLB advances. The Company expects the hedge relationships to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the three and six months ended June 30, 2018 and 2017.
Derivatives Not Designated as Hedging Instruments
At June 30, 2018 and December 31, 2017, the Company had two and one interest rate swap contracts with customers with a total notional amount of $57.8 million and $54.6 million, respectively. These instruments involve a variable-rate payment to the customer in exchange for the Company receiving from the customer a fixed-rate payment over the life of the contract. In addition, at June 30, 2018 and December 31, 2017, the Company had interest rate swap mirror contracts with a third party broker with similar terms.
At June 30, 2018 and December 31, 2017, the Company had eleven and seven interest rate cap contracts with customers with a total notional amount of $275.7 million and $162.1 million, respectively. In addition, at June 30, 2018 and December 31, 2017, the Company had interest rate cap mirror contracts with a third party broker with similar terms.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

9.	Income Taxes
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecast annual consolidated pre-tax income, permanent tax differences and statutory tax rates. Under this method, the tax effect of certain items that do not meet the definition of ordinary income or expense are computed and recognized as discrete items when they occur.
The effective combined federal and state tax rates for the six months ended June 30, 2018 and 2017 were 26.80% and 30.21%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecast permanent non-taxable interest and other income, and the impact of permanent non-deductible discrete expense items incurred during the period, which primarily include the non-deductible Spin-off costs and the effect of corporate state taxes.
10.    Accumulated Other Comprehensive Loss (“AOCL”):
The components of AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2018			December 31, 2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities	$(40,997)	$10,023	$(30,974)	$(13,415)	$2,884	$(10,531)
Unrealized gains on interest rate swaps designated as cash flow hedges	14,417	(3,496)	$10,921	5,602	(1,204)	$4,398
Total AOCL	$(26,580)	$6,527	$(20,053)	$(7,813)	$1,680	$(6,133)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The components of other comprehensive loss for the periods presented is summarized as follows:

	Three Months Ended June 30,
	2018			2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized (losses) gains on available for sale securities:
Change in fair value arising during the period	$(6,716)	$1,262	$(5,454)	$9,271	$(3,291)	$5,980
Reclassification adjustment for net gains included in net income	(16)	4	(12)	(177)	63	(114)
	(6,732)	1,266	(5,466)	9,094	(3,228)	5,866
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	2,574	(435)	2,139	(2,253)	800	(1,453)
Reclassification adjustment for net interest expense included in net income	19	(5)	14	32	(11)	21
	2,593	(440)	2,153	(2,221)	789	(1,432)
Total other comprehensive (loss) income	$(4,139)	$826	$(3,313)	$6,873	$(2,439)	$4,434

	Six Months Ended June 30,
	2018			2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized (losses) gains on available for sale securities:
Change in fair value arising during the period	$(27,566)	$7,135	$(20,431)	$11,708	$(4,156)	$7,552
Reclassification adjustment for net gains included in net income	(16)	4	(12)	(155)	55	(100)
	(27,582)	7,139	(20,443)	11,553	(4,101)	7,452
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	8,608	(2,256)	6,352	(2,008)	713	(1,295)
Reclassification adjustment for net interest expense included in net income	207	(36)	171	82	(29)	53
	8,815	(2,292)	6,523	(1,926)	684	(1,242)
Total other comprehensive (loss) income	$(18,767)	$4,847	$(13,920)	$9,627	$(3,417)	$6,210

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

11.    Commitments and Contingencies
The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings litigation will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various banking centers under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.6 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $3.0 million for each of the six months ended June 30, 2018 and 2017.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2018 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$750,440
Credit card facilities	200,912
Standby letters of credit	19,271
Commercial letters of credit	4,718
$975,341

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$827,484	$—	$827,484
Corporate debt securities	—	374,929	—	374,929
U.S. government agency debt securities	—	250,837	—	250,837
Municipal bonds	—	173,307	—	173,307
Mutual funds	—	23,108	—	23,108
	—	1,649,665	—	1,649,665
Bank owned life insurance	—	203,236	—	203,236
Derivative instruments	—	15,805	—	15,805
	$—	$1,868,706	$—	$1,868,706
Liabilities
Derivative instruments	$—	$1,388	$—	$1,388

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$875,666	$—	$875,666
Corporate debt securities	—	313,392	—	313,392
U.S. government agency debt securities	—	291,385	—	291,385
Municipal bonds	—	180,396	—	180,396
Mutual funds	—	23,617	—	23,617
U.S. treasury securities	—	2,701	—	2,701
	—	1,687,157	—	1,687,157
Bank owned life insurance	—	200,318	—	200,318
Derivative instruments	—	7,032	—	7,032
	$—	$1,894,507	$—	$1,894,507
Liabilities
Derivative instruments	$—	$1,570	$—	$1,570
Level 2 Valuation Techniques
The valuation of securities and derivative instruments is performed through a monthly pricing process using data provided by third parties considered leading global providers of independent data pricing services (the “Pricing Providers”). These Pricing Providers collect, use and incorporate descriptive market data from various sources, quotes and indicators from leading broker dealers to generate independent and objective valuations.
The valuation techniques and the inputs used in our consolidated financial statements to measure the fair value of our recurring Level 2 financial instruments consider, among other factors, the following:

•	Similar securities actively traded which are selected from recent market transactions;

•	Observable market data which includes spreads in relationship to LIBOR, swap curve, and prepayment speed rates, as applicable; and

•	The actual interest rate spread and prepayment speed are used to obtain the fair value for each related security.
On a quarterly basis, the Company evaluates the reasonableness of the monthly pricing process for the valuation of securities and derivative instruments. This evaluation includes challenging a random sample of the different types of securities in the investment portfolio as of the end of the quarter selected. This challenge consists of obtaining from the Pricing Providers a document explaining the methodology applied to obtain their fair value assessments for each type of investment included in the sample selection. The Company then analyzes in detail the various inputs used in the fair value calculation, both observable and unobservable (e.g., prepayment speeds, yield curve benchmarks, spreads, delinquency rates). Management considers that the consistent application of this methodology allows the Company to understand and evaluate the categorization of its investment portfolio.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The methods described above may produce a fair value calculation that may differ from the net realizable value or may not be reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of its financial instruments could result in different estimates of fair value at the reporting date.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2018. The following table presents the major category of assets measured at fair value on a nonrecurring basis at December 31, 2017:

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for sale	$5,611	$—	$—	$—
Loans Held for Sale. The Company measures the impairment of loans held for sale based on the amount by which the carrying values of those loans exceed their fair values. The Company primarily uses independent third party quotes to measure any subsequent decline in the value of loans held for sale. As a consequence, the fair value of these loans held for sale are considered a Level 1 valuation.
Fair Value of Financial Instruments
The fair value of a financial instrument represents the price that would be received from its sale in an orderly transaction between market participants at the measurement date. The best indication of the fair value of a financial instrument is determined based upon quoted market prices. However, in many cases, there are no quoted market prices for the Company’s various financial instruments. As a result, the Company derives the fair value of the financial instruments held at the reporting period-end, in part, using present value or other valuation techniques. Those techniques are significantly affected by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates included in present value and other techniques. The use of different assumptions could significantly affect the estimated fair values of the Company’s financial instruments. Accordingly, the net realized values could be materially different from the estimates presented below.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•
Because of their nature and short-term maturities, the carrying values of the following financial instruments were used as a reasonable estimate of their fair value: cash and cash equivalents, interest earning deposits with banks, variable-rate loans with re-pricing terms shorter than twelve months, demand and savings deposits, short-term time deposits and other borrowings.

•
The fair value of loans held for sale, securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 17 to the audited consolidated financial statements for the three years ended December 31, 2017 and as of December 31, 2017 and 2016.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

•
The fair value of commitments and letters of credit is based on the assumption that the Company will be required to perform on all such instruments. The commitment amount approximates estimated fair value.

•
The fair value of fixed-rate loans, advances from the FHLB, and junior subordinated debentures are estimated using a present value technique by discounting the future expected contractual cash flows using the current rates at which similar instruments would be issued with comparable credit ratings and terms at the measurement date.

•
The fair value of long-term time deposits, including certificates of deposit, is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date.

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,754,445	$2,650,581	$2,682,790	$2,566,197
Financial liabilities
Time deposits	1,714,145	1,702,150	1,466,464	1,461,908
Advances from the Federal Home Loan Bank	1,256,000	1,252,087	1,161,000	1,164,686
Junior subordinated debentures	118,110	99,304	118,110	95,979

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.	Segment Information
The following tables provide a summary of the Company’s financial information as of June 30, 2018 and December 31, 2017 and for the three and six months periods ended June 30, 2018 and 2017 on a managed basis. The Company’s definition of managed basis starts with the reported U.S. GAAP results and includes funds transfer pricing (“FTP”) compensation and allocations of direct and indirect expenses from overhead, internal support centers, and product support centers. This allows management to assess the comparability of results from period-to-period arising from segment operations. The corresponding income tax impact related to tax-exempt items is recorded within income tax (expense)/benefit.

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended June 30, 2018
Income Statement:
Net interest income	$47,105	$1,219	$1,942	$3,723	$53,989
Provision for (reversal of) loan losses	824	494	(329)	(839)	150
Net interest income after provision for (reversal of) loan losses	46,281	725	2,271	4,562	53,839
Noninterest income	5,708	89	3,451	5,738	14,986
Noninterest expense	39,329	1,468	2,832	9,009	52,638
Net income (loss) before income tax:
Banking	12,660	(654)	2,890	1,291	16,187
Non-banking contribution(1)	1,197	11	—	(1,208)	—
	13,857	(643)	2,890	83	16,187
Income tax (expense) benefit	(4,486)	58	84	(1,420)	(5,764)
Net income (loss)	$9,371	$(585)	$2,974	$(1,337)	$10,423

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Six Months Ended June 30, 2018
Income Statement:
Net interest income	$93,786	$2,699	$2,898	$7,239	$106,622
(Reversal of) provision for loan losses	(1,315)	(225)	(446)	2,136	150
Net interest income after (reversal of) provision for loan losses	95,101	2,924	3,344	5,103	106,472
Noninterest income	11,416	198	5,401	11,916	28,931
Noninterest expense	79,343	2,643	5,794	20,503	108,283
Net income (loss) before income tax:
Banking	27,174	479	2,951	(3,484)	27,120
Non-banking contribution(1)	1,247	—	—	(1,247)	—
	28,421	479	2,951	(4,731)	27,120
Income tax (expense) benefit	(6,707)	(113)	396	(844)	(7,268)
Net income (loss)	$21,714	$366	$3,347	$(5,575)	$19,852

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
As of June 30, 2018
Loans, net(2)	$5,826,731	$394,572	$—	$(71,685)	$6,149,618
Deposits	$5,567,424	$20,134	$737,898	$37,682	$6,363,138

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended June 30, 2017
Income Statement:
Net interest income	$43,776	$2,339	$2,268	$3,058	$51,441
Provision for (reversal of) loan losses	8,681	(1,845)	(819)	(2,371)	3,646
Net interest income after provision for (reversal of) loan losses	35,095	4,184	3,087	5,429	47,795
Noninterest income	8,062	148	2,933	6,616	17,759
Noninterest expense	38,618	1,135	2,445	8,467	50,665
Net income before income tax:
Banking	4,539	3,197	3,575	3,578	14,889
Non-banking contribution(1)	1,263	24	—	(1,287)	—
	5,802	3,221	3,575	2,291	14,889
Income tax expense	(2,001)	(1,147)	(446)	(905)	(4,499)
Net income	$3,801	$2,074	$3,129	$1,386	$10,390

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Six Months Ended June 30, 2017
Income Statement:
Net interest income	$85,164	$4,903	$4,593	$5,132	$99,792
Provision for (reversal of) loan losses	9,812	358	(894)	(1,533)	7,743
Net interest income after provision for (reversal of) loan losses	75,352	4,545	5,487	6,665	92,049
Noninterest income	14,145	275	4,113	13,443	31,976
Noninterest expense	78,495	2,517	5,194	13,607	99,813
Net income before income tax:
Banking	11,002	2,303	4,406	6,501	24,212
Non-banking contribution(1)	2,349	22	—	(2,371)	—
	13,351	2,325	4,406	4,130	24,212
Income tax expense	(4,730)	(823)	(59)	(1,703)	(7,315)
Net income	$8,621	$1,502	$4,347	$2,427	$16,897

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
As of December 31, 2017
Loans, net(2)(3)	$5,542,545	$521,616	$—	$(64,325)	$5,999,836
Deposits	$5,454,216	$18,670	$779,969	$70,118	$6,322,973

__________________

(1)	Non-banking contribution reflects allocations of the net results of the Trust Company and Investment Services subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $5,611 thousand which are allocated to PAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Mercantil Bank, N.A. (the “Bank”). The Bank has two principal subsidiaries, Mercantil Trust Company, N.A. (the “Trust Company”) and Mercantil Investment Services, Inc., a securities broker-dealer (“Investment Services”).
This discussion is intended to supplement and highlight information contained in the accompanying interim unaudited consolidated financial statements and related footnotes included in this Form 10-Q, as well as the information contained in the Company’s definitive Information Statement filed with the SEC as Exhibit 99.1 to its Current Report on Form 8-K on August 10, 2018 (the “Information Statement”).
Special Notice Regarding Forward-Looking Statements
Certain of the statements made in this discussion and analysis and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in our August 10, 2018 Registration Statement and our other reports filed with the SEC.
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, especially those affecting our Venezuela depositors, including seasonality;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance and in our regulation in the U.S. or elsewhere;

•	changes in accounting policies, rules, and practices;

•
the risks of changes in inflation and interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, trust and other wealth management services;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, and other estimates;

•
the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, hurricanes or other catastrophic events that may affect general economic conditions;

•	cyber attacks and data breaches that may compromise our systems or customers’ information;

•
the risk that our deferred tax assets, if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards, if any, that we may be able to utilize for income tax purposes; and

•
the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including the Information Statement. See “Risk Factors” in the Information Statement.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

OVERVIEW
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management and fiduciary services, both to customers domiciled in the United States and to select international customers. These services are offered primarily through the Bank and its Trust Company and Investment Services subsidiaries. The Bank’s primary markets are South Florida, where it operates 15 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where it has seven banking centers in Harris and Montgomery counties; and the New York City area where it has a loan production office in Midtown Manhattan.
We report our results of operations through four segments: Personal and Commercial Banking (“PAC”), Corporate LATAM, Treasury and Institutional. PAC delivers the Bank’s core services and product offerings to domestic personal and commercial business customers and international customers, which are primarily personal customers. Our Corporate LATAM segment serves financial institution clients and large companies in Latin America. Our Treasury segment manages our securities portfolio, and supports Company-wide initiatives for increasing the profitability of other financial assets and liabilities. Our Institutional segment is comprised of balances and results of Investment Services and the Trust Company, as well as general corporate, administrative and support activities not reflected in our other three segments.
Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expense, and return on equity.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances, junior subordinated debentures and other forms of indebtedness. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated by dividing net interest income for the period by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources of funds.
Changes in market interest rates and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volumes and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in our net interest spread, net interest margin and net interest income. We measure net interest income before and after the provision for loan losses.
Noninterest Income. Noninterest income consists of, among other things: (i) deposit and service fees; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) data processing, rental income and fees for other services provided to MSF and its affiliates; (vi) securities gains or losses; and (vii) other noninterest income.
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold. These are affected by prevailing market conditions, including interest rates, generally, and for deposit products, our marketing efforts and other factors.

Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to the trading volume of our customers’ transactions, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody accounts declined $42.4 million, or 2.42%, to $1.71 billion at June 30, 2018 from $1.75 billion at December 31, 2017, primarily due to our decision to close certain foreign customer accounts.
Income from changes in the cash surrender value of our BOLI policies represents the amount that may be realized under the contracts with the insurance carriers, which are nontaxable.
Card servicing fees include credit card issuance and credit and debit cards interchange fees. Credit card issuance fees are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis.
We have historically provided certain administrative services to MSF’s non-U.S. affiliates under certain service agreements with arms-length terms and charges. Income from this source changes based on changes to the direct costs associated with providing the services and based on changes to the amount and scope of services provided which are reviewed periodically. Following the Spin-off, we will continue to provide these services for transition periods of 12-18 months, unless sooner terminated. All services are billed by us and paid by MSF in U.S. Dollars. For the six months ended June 30, 2018, we were paid approximately $1.2 million for these services. MSF does not currently provide any material services to us for which they are compensated.
Our gains on sales of securities is income from the sale of securities within our securities portfolio and is primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value.
Our gains or losses on sales of property and equipment are recorded at the date of the sale and presented as other noninterest income or expense in the period they occur.
Noninterest Expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit insurance and regulatory assessments; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; and (vii) other operating expenses.
Salaries and employee benefits include compensation, employee benefits and employer tax expenses for our personnel.
Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses.
Professional and other services fees include legal, accounting and consulting fees, card processing fees, and other fees related to our business operations, and include director’s fees and OCC fees.
Insurance and regulatory assessments include FDIC insurance and corporate insurance premiums.
Telecommunication and data processing expenses include expenses paid to our third-party data processing system providers and other telecommunication and data service providers.
Depreciation and amortization expense includes the value associated with the depletion of the value on our owned properties and equipment, including leasehold improvements made to our leased properties.

Other operating expenses will include the incremental cost associated with servicing the large number of shareholders we have post-Spin-off, offset to the extent such shareholders consent to electronic delivery of documents that we are required by SEC rules to send to shareholders. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance.
Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and severity of the deterioration in asset quality. Problem assets may be categorized as classified, delinquent, nonaccrual, nonperforming and restructured assets. We also manage the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
Capital. Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the Common Equity Tier 1 capital ratio; and (vii) other factors.
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets. In recent years, we have increased our access to fully-insured time deposits under $250,000 brokered by third-party financial firms in the U.S. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets to be readily converted into cash without undue loss, the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.
Performance Highlights
Performance highlights for the three months ended June 30, 2018 included the following (See “—Financial Highlights” for an explanation of non-GAAP financial measures):

•	Net income rose 0.32% compared to the same quarter in 2017. Excluding $3.2 million in pretax expenses associated with Spin-off activities, net income for the quarter rose 36.11% in the same period.

•
Net interest income for the quarter rose 4.95% compared to the same quarter in 2017. Net interest margin for the quarter improved to 2.77% from 2.62% in the same quarter a year ago. The increasing amount of time deposits in our deposit base, and their higher cost, limited the increase in our net interest margin.

•
Annualized ROA and ROE reached 0.50% and 5.57% during the quarter, respectively, versus 0.49% and 5.63%, respectively, in the same quarter last year. Excluding Spin-off expenses, annualized ROA and ROE during the quarter were 0.67% and 7.56%, respectively.

•	Annualized efficiency ratio of 76.31% compared to 73.22% in the same quarter in 2017. Excluding Spin-off expenses, the annualized efficiency ratio for the quarter was 71.68%.

•
Commercial real estate loans grew 5.61% compared to December 31, 2017. New loan production in our highly attractive and competitive loan markets exceeded repayments during the quarter. Strong capital ratios above regulatory minimums to be considered “well capitalized” supported our loan growth strategy.

Financial Highlights
The following table sets forth selected financial information derived from our interim unaudited consolidated financial statements for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017. These interim unaudited consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2018 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our interim unaudited consolidated financial statements and the corresponding notes included in this Form 10-Q.

	June 30, 2018	December 31, 2017
	(in thousands)
Consolidated Balance Sheets
Total assets	$8,530,464	$8,436,767
Total investment securities	1,812,119	1,846,951
Total loan portfolio (1)	6,219,549	6,066,225
Allowance for loan losses	69,931	72,000
Total deposits	6,363,138	6,322,973
Junior subordinated debentures	118,110	118,110
Advances from the FHLB and other borrowings	1,258,000	1,173,000
Stockholders' equity	719,382	753,450

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Consolidated Results of Operations
Net interest income	$53,989	$51,441	$106,622	$99,792
Provision for loan losses	150	3,646	150	7,743
Noninterest income	14,986	17,759	28,931	31,976
Noninterest expense	52,638	50,665	108,283	99,813
Net income	10,423	10,390	19,852	16,897
Basic and diluted income per common share(2)	0.08	0.08	0.16	0.13
Cash dividend declared per common share (2)	—	—	0.31	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts and percentages)
Other Financial and Operating Data(3)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM)(4)	2.77%	2.62%	2.72%	2.52%
Net income / Average total assets (ROA) (5)	0.50%	0.49%	0.47%	0.40%
Net income / Average stockholders' equity (ROE) (6)	5.57%	5.63%	5.31%	4.66%

Capital Adequacy Ratios (%)
Total capital ratio (7)	12.61%	12.67%	12.61%	12.67%
Tier I capital ratio (8)	11.67%	11.51%	11.67%	11.51%
Tier I leverage ratio (9)	9.87%	9.79%	9.87%	9.79%
Common equity tier I capital ratio (CET1)(10)	10.13%	9.98%	10.13%	9.98%

Asset Quality (%)
Non-performing assets / Total assets(11)	0.41%	0.65%	0.41%	0.65%
Non-performing loans / Total loan portfolio (1) (12)	0.56%	0.91%	0.56%	0.91%
Allowance for loan losses / Total non-performing loans (12) (13)	201.55%	149.91%	201.55%	149.91%
Allowance for loan losses / Total loan portfolio (1) (13)	1.12%	1.36%	1.12%	1.36%
Net charge-offs / Average total loan portfolio (14)	0.04%	0.01%	0.04%	0.12%

Efficiency Indicators
Noninterest expense / Average total assets (5)	2.50%	2.41%	2.57%	2.36%
Personnel expense / Average total assets (5)	1.66%	1.50%	1.64%	1.51%
Efficiency ratio (15)	76.31%	73.22%	79.88%	75.75%

Adjusted Selected Consolidated Results of Operations and Other Data (16) (17)
Adjusted noninterest expense	$49,438		$102,245
Adjusted net income before income tax	19,387		33,158
Adjusted net income	14,142		25,831
Adjusted basic and diluted earnings per share	$0.11		$0.21
Adjusted net income / Average total assets (ROA) (5)	0.67%		0.61%
Adjusted net income / Average stockholders' equity (ROE) (6)	7.56%		6.91%
Adjusted noninterest expense / Average total assets (5)	2.35%		2.43%
Adjusted efficiency ratio (18)	71.68%		75.43%

__________________
(1) Outstanding loans are net of deferred loan fees and costs, excluding the allowance for loan losses.
(2) The earnings per common share reflect the pre-spin-off Exchange that changed the number of Company Shares held by MSF without changing its 100% ownership of the Company. See Note 22 of our audited consolidated financial statements and Note 1 of our interim consolidated financial statements as of and for the six months ended June 30, 2018 for more details on the Exchange.
(3) Operating data for the three and six month periods ended June 30, 2018 and 2017 have been annualized.
(4) Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, investment securities, deposits with banks and other financial assets which yield interest or similar income.
(5) Calculated based upon the average daily balance of total assets, excluding assets under management and custody.
(6) Calculated based upon the average daily balance of stockholders’ equity.
(7) Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized capital ratio calculations.
(8) Tier 1 capital divided by total risk-weighted assets.
(9) Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of common equity tier 1 capital plus outstanding qualifying trust preferred securities of $114.1 million at June 30, 2018 and 2017.
(10) Common Equity Tier 1 capital divided by total risk-weighted assets.
(11) Non-performing assets include all non-performing loans and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $35.3 million and $55.5 million as of June 30, 2018 and 2017, respectively.
(12) Non-performing loans include all accruing loans past due by more than 90 days, and all nonaccrual loans. Non-performing loans were $34.7 million and $55.2 million as of June 30, 2018 and 2017, respectively.
(13) Allowance for loan losses was $69.9 million and $82.7 million as of June 30, 2018 and 2017, respectively. See Note 5 to our audited consolidated financial statements and Note 5 to our unaudited interim consolidated financial statements for more details on our impairment models.
(14) Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.
(15) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.
(16) This presentation contains adjusted financial information, including adjusted noninterest expenses, adjusted net income before income taxes, and the other adjusted items shown, determined by methods other than GAAP.

The adjusted numbers take out the costs incurred by the Company in 2018 related to the Spin-off which commenced in the last quarter of 2017 and continued past June 30, 2018, and which are not deductible for Federal and state income tax purposes. The Company believes these adjusted numbers are useful to understand the Company’s performance absent this event. The following table reconciles these non-GAAP financial measurements as of and for periods presented:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands, except per share amounts and percentages)

Total noninterest expenses	$52,638	$108,283
Less Spin-off costs:
Legal fees	2,000	3,000
Estimated compensation to non-qualified deferred compensation plan participants due to unexpected early distribution (19)	1,200	1,200
Accounting and consulting fees	—	1,294
Other expenses	—	544
Total Spin-off costs	3,200	6,038
Adjusted noninterest expenses	$49,438	$102,245

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands, except per share amounts and percentages)

Total net income before income tax	$16,187	$27,120
Plus: Total Spin-off costs	3,200	6,038
Adjusted net income before income tax	$19,387	$33,158

Total net income	$10,423	$19,852
Plus after-tax total Spin-off costs:
Total Spin-off costs before income tax effect	3,200	6,038
Income tax effect (20)	519	(59)
Total after-tax Spin-off costs	3,719	5,979
Adjusted net income	$14,142	$25,831
Basic and diluted income per common share	$0.08	$0.16
Plus: after tax impact of total Spin-off costs	0.03	0.05
Total adjusted basic and diluted income per common share	$0.11	$0.21

Net income / Average total assets (ROA) (5)	0.50%	0.47%
Plus: after tax impact of total Spin-off costs	0.17%	0.14%
Adjusted net income / Average total assets (ROA) (5)	0.67%	0.61%

Net income / Average stockholders' equity (ROE) (6)	5.57%	5.31%
Plus: after tax impact of total Spin-off costs	1.99%	1.60%
Adjusted net income / stockholders' equity (ROE) (6)	7.56%	6.91%

Noninterest expense / Average total assets (5)	2.50%	2.57%
Less: impact of total Spin-off costs	(0.15)%	(0.14)%
Adjusted Noninterest expense / Average total assets (5)	2.35%	2.43%

Efficiency ratio (15)	76.31%	79.88%
Less: impact of total Spin-off costs	(4.63)%	(4.45)%
Adjusted efficiency ratio (18)	71.68%	75.43%

(17) Non-GAAP financial measures are not included as of and for the three and six month periods ended June 30, 2017 because no Spin-off costs were incurred for those periods.
(18) Adjusted efficiency ratio is the efficiency ratio less the effect of total Spin-off costs.
(19) The Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution is taxable to plan participants as ordinary income during 2018. We are partially compensating plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they will incur as a result of the distribution increasing the plan participants' estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the period ended June 30, 2018, is approximately $952,000. As a result of the early taxable distribution to plan participants, we will expense and deduct for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeds the amount of the tax gross-up paid to plan participants.
(20) Calculated based upon the estimated annual effective tax rate of 22.10%, which excludes the tax effect of discrete items, and the amount that resulted from the difference between permanent Spin-off costs of $5.5 million and $5.8 million for the three and six month periods ended June 30, 2018 that are non-deductible for Federal and state income tax purposes and total Spin-off costs recognized in the consolidated financial statements.

Results of Operations - Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Net income
The table below sets forth certain results of operations data for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	2018 vs 2017		2018	2017	2018 vs 2017
	(in thousands, except per share amounts and percentages)
Net interest income	$53,989	$51,441	$2,548	4.95%	$106,622	$99,792	$6,830	6.84%
Provision for loan losses	150	3,646	(3,496)	(95.89)%	150	7,743	(7,593)	(98.06)%
Net interest income after provision for loan losses	53,839	47,795	6,044	12.65%	106,472	92,049	14,423	15.67%
Noninterest income	14,986	17,759	(2,773)	(15.61)%	28,931	31,976	(3,045)	(9.52)%
Noninterest expense	52,638	50,665	1,973	3.89%	108,283	99,813	8,470	8.49%
Net income before income tax	16,187	14,889	1,298	8.72%	27,120	24,212	2,908	12.01%
Income tax	(5,764)	(4,499)	(1,265)	28.12%	(7,268)	(7,315)	47	(0.64)%
Net income	$10,423	$10,390	$33	0.32%	$19,852	$16,897	$2,955	17.49%
Basic and diluted earnings per share(1)	$0.08	$0.08	$—		$0.16	$0.13	$0.03
__________________

(1)	At June 30, 2018 and 2017, we had no outstanding dilutive instruments issued. Consequently, the basic and diluted earnings per share are equal in each of the periods presented.

Three Months Ended June 30, 2018 and 2017
Net income of $10.4 million and $0.08 basic and diluted earnings per share in the three months ended June 30, 2018 remained relatively unchanged when compared to the same quarter of 2017.
During the three months ended June 30, 2018, positive results driven by improved credit quality and higher yields on interest-earning assets, were offset by provisions for the costs associated with the Spin-off totaling $3.2 million and lower noninterest income. Without Spin-off expenses, net income for the quarter ended June 30, 2018 would have been $14.1 million, or $0.11 per basic and diluted share, 36.11% higher than the same quarter in 2017 when no such costs had been incurred.
Net interest income improved from $51.4 million in the second quarter of 2017 to $54.0 million in the second quarter of 2018, an increase of $2.5 million or 4.95%, primarily due to higher average yields on interest-earning assets and changes in the mix of those assets. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information. As a result of improved credit trends in certain loan portfolio segments, we recorded a provision for loan losses of only $0.2 million in the second quarter of 2018, compared to a provision to the allowance of $3.6 million in the same quarter of 2017.
These positive results were partially offset by an increase in noninterest expense of $2.0 million, or 3.89%, primarily attributable to the Spin-off related expenses and higher salary and employee benefit costs and telecommunications and data processing expenses. In addition, there was a decline in noninterest income of $2.8 million, or 15.61%, mainly due to lower income from brokerage, advisory and fiduciary activities and other noninterest income.

Six Months Ended June 30, 2018 and 2017
Net income of $19.9 million and $0.16 basic and diluted earnings per share in the six months ended June 30, 2018 represents an improvement of $3.0 million, or 17.49% from net income of $16.9 million and $0.13 basic and diluted earnings per share reported in the same period of 2017.
This increase mainly resulted from improved credit quality and higher yields on interest-earning assets. Provisions for the costs associated with the Spin-off totaling $6.0 million and lower noninterest income in the six months ended June 30, 2018, negatively impacted the results. Without Spin-off expenses, net income for the six months ended June 30, 2018 would have been $25.8 million, or $0.21 per basic and diluted share, or 61.54% higher than the same period in 2017.
Net interest income improved from $99.8 million in the six months ended June 30, 2017 to $106.6 million in the six months ended June 30, 2018, an increase of $6.8 million or 6.84%, primarily due to higher average yields on interest-earning assets and changes in the mix of those assets. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information. As a result of improved credit trends in certain loan portfolio segments, we added provisions to the allowance for loan losses of only $0.2 million in the six months ended June 30, 2018, compared to a provision to the allowance of $7.7 million in the same period of 2017.
These positive results were partially offset by an increase in noninterest expense of $8.5 million, or 8.49%, primarily attributable to the Spin-off related expenses discussed above, higher salary and employee benefit costs and telecommunications and data processing expenses. In addition, there was a decline in noninterest income of $3.0 million, or 9.52%, mainly due to lower income from brokerage, advisory and fiduciary activities and other noninterest income.
Net interest income
Three Months Ended June 30, 2018 and 2017
In the second quarter of 2018, we earned $54.0 million of net interest income, an increase of $2.5 million, or 4.95%, from $51.4 million of net interest income earned in the same period of 2017. The increase in net interest income was due primarily to a 50 basis points improvement in the average yield on interest-earning assets, partially offset by a 0.40% decrease in the average balance of interest-earning assets. In addition, average interest-bearing liabilities showed a 3.44% increase accompanied by a 37 basis point increase in average rates paid. Net interest margin improved 15 basis points from 2.62% in the second quarter of 2017 to 2.77% in the same period of 2018.
Interest Income. Total interest income was $75.9 million in the second quarter of 2018 compared to $66.7 million for the same period of 2017. The $9.2 million, or 13.87%, increase in total interest income was primarily due to higher average balances in loans and securities held to maturity, as well as higher average yields earned on all interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities during the second quarter of 2018 with respect to the same period of 2017, in part due to the use of these funds to produce higher yielding loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the second quarter of 2018 was $62.4 million compared to $53.8 million for the comparable period of 2017. The $8.7 million, or 16.10%, increase was primarily due to a 54 basis point increase in average yields and a 1.92% increase in the average balance of loans in the second quarter of 2018 over the same period in 2017, mainly the result of growth in the real estate loan portfolio. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on the available for sale securities portfolio decreased $507 thousand, or 4.31%, to $11.3 million in the second quarter of 2018 compared to $11.8 million in the comparable period of 2017. This decrease is primarily attributable to a decline of 14.09% in the average volume of securities available for sale, the proceeds of which were partially reallocated to fund loan production. Higher yields of securities available for sale, which increased an average of 29 basis points in the second quarter of 2018 with respect to the same quarter in 2017, partially compensated the effect of the lower amount of securities held.
Interest Expense. Interest expense on interest-bearing liabilities increased $6.7 million, or 43.99%, to $21.9 million in the second quarter of 2018 compared to $15.2 million in the comparable period of 2017, primarily due to higher average time deposits and advances from the FHLB balances, and higher average interest rates on all main funding sources.
Interest expense on deposits increased to $13.4 million in the second quarter of 2018 compared to $8.5 million for the comparable period of 2017. The $4.9 million, or 58.19%, increase was primarily due to a 37 basis points increase in the average rate paid on total deposits. This resulted primarily from a 21.03% increase in average time deposit balance, and the lower average total checking and saving account balances which decreased 11.89%. The increase of $412.1 million, or 21.03%, in average total time deposit balances resulted from our promotions seeking longer-duration time deposits, in anticipation of higher interest rates in the future. The decrease of $414.8 million, or 11.89%, in average total checking and saving account balances is primarily the result of a decline of $584.4 million, or 18.18%, in the average balance of international accounts. This decline includes $281.0 million, or 40.98%, in commercial accounts and $303.3 million, or 12.00%, in personal accounts. The decline in the commercial accounts average resulted primarily from the closure of Venezuelan customer accounts exceeding the Company’s risk thresholds. The decline in the personal accounts average is primarily due to our Venezuelan customers’ inability to replenish the dollar savings they consume.
Interest expense on FHLB advances and other borrowings increased $2.2 million, or 49.85%, in the second quarter of 2018 with respect to the same period of 2017. This is the result of an increase of 29.93% in the average balance outstanding, along with an increase of 30 basis points in the average rate paid on of these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile, and bear fixed interest rates from 1.05% to 3.86%, and variable interest rates based on 3-month LIBOR which increased to 2.34% at June 30, 2018 from 1.30% at June 30, 2017. At June 30, 2018, $978.0 million (77.74%) of FHLB advances were fixed rate and $280.0 million (22.26%) were variable rate. The Company has designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure.
Six Months Ended June 30, 2018 and 2017
In the six months ended June 30, 2018, we earned $106.6 million of net interest income, an increase of $6.8 million, or 6.84%, from $99.8 million of net interest income earned in the same period of 2017. The increase in net interest income was due primarily to a 50 basis point improvement in the average yield on interest-earning assets, partially offset by a 0.90% decrease in the average balance of interest-earning assets. In addition, average interest-bearing liabilities showed a 2.61% increase accompanied by a 32 basis point increase in average rates paid. Net interest margin improved 20 basis points from 2.52% in the six months ended June 30, 2017 to 2.72% in the same period of 2018.
Interest Income. Total interest income was $147.8 million in the six months ended June 30, 2018 compared to $129.7 million for the same period of 2017. The $18.2 million, or 14.00%, increase in total interest income was primarily due to higher average balances in loans and securities held to maturity, as well as higher average yields earned on all interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities during the six months ended June 30, 2018 with respect to the same period of 2017, in part due to the partial migration of funds from securities into loans.

Interest income on loans in the six months ended June 30, 2018 was $122.1 million compared to $103.9 million for the comparable period of 2017. The $18.2 million, or 17.57%, increase was primarily due to a 53 basis points increase in average yields and a 2.67% increase in the average balance of loans in the six months ended June 30, 2018 over the same period in 2017, mainly the result of growth in the real estate loan portfolio.
Interest income on the available for sale securities portfolio decreased $2.0 million, or 8.61%, to $21.5 million in the six months ended June 30, 2018 compared to $23.6 million in the comparable period of 2017. This decrease was primarily attributable to a decline of 16.12% in the average volume of securities available for sale, the proceeds of which were partially reallocated to funding higher yielding loan production. Higher yields on securities available for sale, which increased an average of 22 basis points in the six months ended June 30, 2018 compared to the same period in 2017, offset the lower amount of securities held.
Interest Expense. Interest expense on interest-bearing liabilities increased $11.3 million, or 37.89%, to $41.2 million in the six months ended June 30, 2018 compared to $29.9 million in the comparable period of 2017, primarily due to higher average time deposits and FHLB advances, and higher average interest rates on all main funding sources, partially offset by lower average total deposits.
Interest expense on deposits increased to $24.8 million in the six months ended June 30, 2018 compared to $16.4 million for the comparable period of 2017. The $8.3 million, or 50.82%, increase was primarily due to a 31 basis point increase in the average rate paid on total deposits, reflecting a 19.82% increase in average time deposit balances, and lower average total checking and saving account balances which decreased 12.20%. The increase of $384.3 million, or 19.82%, in average total time deposit balances resulted primarily from our promotions seeking longer-duration time deposits, in anticipation of higher interest rates in the future. The decrease of $431.6 million, or 12.20%, in average total checking and saving account balances is primarily the result of a decline of $537.6 million, or 16.67%, in the average balance of international accounts. This decline includes $280.2 million, or 40.09%, in commercial accounts and $257.4 million, 10.19%, in personal accounts. The decline in the commercial accounts average resulted primarily from the closure of Venezuelan customer accounts exceeding the Company’s risk thresholds. The decline in the personal accounts average is primarily due to our Venezuelan customers’ inability to replenish the dollar savings they consume.
Interest expense on FHLB advances and other borrowings increased $3.9 million, or 45.46%, in the six months ended June 30, 2018 with respect to the same period of 2017. This is the result of an increase of 29.01% in the average balance outstanding , along with an increase of 24 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile, and bear fixed interest rates from 1.05% to 3.86%, and variable interest rates based on 3-month LIBOR which increased to 2.34% at June 30, 2018 from 1.30% at June 30, 2017. At June 30, 2018, $978.0 million (77.74%) of FHLB advances were fixed rate and $280.0 million (22.26%) were variable rate. The Company has designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2018 and 2017. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2018			2017
	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
	(in thousands, except percentages)
Interest-earning assets:
Loan portfolio, net (1)	$5,890,459	$62,448	4.31%	$5,779,708	$53,790	3.77%
Securities available for sale (2)	1,662,799	11,257	2.74%	1,935,557	11,764	2.45%
Securities held to maturity (3)	88,811	346	1.57%	2,720	9	1.33%
Federal Reserve Bank and FHLB stock	70,243	1,106	6.45%	58,361	742	5.18%
Deposits with banks	175,434	759	1.74%	143,044	364	1.02%
Total interest-earning assets	7,887,746	75,916	3.91%	7,919,390	66,669	3.41%
Total non-interest-earning assets less allowance for loan losses	531,294			500,212
Total assets	$8,419,040			$8,419,602

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,417,230	$113	0.03%	$1,657,285	$84	0.02%
Money market	1,225,452	3,086	1.01%	1,352,299	2,168	0.64%
Savings	431,686	18	0.02%	479,613	19	0.02%
Total checking and saving accounts	3,074,368	3,217	0.42%	3,489,197	2,271	0.26%
Time deposits	2,371,147	10,172	1.73%	1,959,066	6,193	1.27%
Total deposits	5,445,515	13,389	0.99%	5,448,263	8,464	0.62%
Securities sold under agreements to repurchase	423	2	1.90%	43,845	564	5.25%
Advances from the FHLB and other borrowings(4)	1,173,000	6,511	2.24%	902,776	4,345	1.94%
Junior subordinated debentures	118,110	2,025	7.04%	118,110	1,855	6.43%
Total interest-bearing liabilities	6,737,048	21,927	1.31%	6,512,994	15,228	0.94%
Total non-interest-bearing liabilities	933,968			1,168,207
Total liabilities	7,671,016			7,681,201
Stockholders’ equity	748,024			738,401
Total liabilities and stockholders' equity	$8,419,040			$8,419,602
Excess of average interest-earning assets over average interest-bearing liabilities	$1,150,698			$1,406,396
Net interest income		$53,989			$51,441
Net interest rate spread			2.60%			2.47%
Net interest margin (5)			2.77%			2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.08%			121.59%

	Six Months Ended June 30,
	2018			2017
	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
	(in thousands, except percentages)
Interest-earning assets:
Loan portfolio, net (1)	$5,902,893	$122,118	4.18%	$5,749,193	$103,870	3.65%
Securities available for sale (2)	1,669,607	21,549	2.60%	1,990,378	23,580	2.38%
Securities held to maturity (3)	89,165	856	1.93%	1,367	9	1.32%
Federal Reserve Bank and FHLB stock	70,304	2,045	5.90%	58,814	1,492	5.14%
Deposits with banks	157,391	1,279	1.63%	161,417	737	0.92%
Total interest-earning assets	7,889,360	147,847	3.78%	7,961,169	129,688	3.28%
Total non-interest-earning assets less allowance for loan losses	524,074			496,791
Total assets	$8,413,434			$8,457,960

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,446,823	$202	0.03%	$1,679,350	$184	0.02%
Money market	1,219,748	5,652	0.93%	1,374,015	4,344	0.63%
Savings	438,668	36	0.02%	483,502	37	0.02%
Total checking and saving accounts	3,105,239	5,890	0.38%	3,536,867	4,565	0.26%
Time deposits	2,323,746	18,872	1.63%	1,939,414	11,853	1.23%
Total deposits	5,428,985	24,762	0.91%	5,476,281	16,418	0.60%
Securities sold under agreements to repurchase	213	2	1.89%	46,906	1,205	5.20%
Advances from the FHLB and other borrowings (4)	1,179,934	12,501	2.13%	914,572	8,594	1.89%
Junior subordinated debentures	118,110	3,960	6.82%	118,110	3,679	6.33%
Total interest-bearing liabilities	6,727,242	41,225	1.23%	6,555,869	29,896	0.91%
Total non-interest-bearing liabilities	938,287			1,176,969
Total liabilities	7,665,529			7,732,838
Stockholders' equity	747,905			725,122
Total liabilities and stockholders' equity	$8,413,434			$8,457,960
Excess of average interest-earning assets over average interest-bearing liabilities	$1,162,118			$1,405,300
Net interest income		$106,622			$99,792
Net interest rate spread			2.55%			2.37%
Net interest margin (5)			2.72%			2.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.27%			121.44%
__________________

(1)
Average non-performing loans of $34.0 million and $57.4 million for the three months ended June 30, 2018 and 2017, respectively, and $32.7 million and $62.7 million for the six months ended June 30, 2018 and 2017, respectively, are included in the average loan portfolio, net balance.

(2)
Includes nontaxable securities with average balances of $174.1 million and $159.1 million for the three months ended June 30, 2018 and 2017, respectively, and $175.4 million and $158.9 million for the six months ended June 30, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities for the three months ended June 30, 2018 and 2017 was 4.10% and 3.87%, respectively, and 3.83% and 3.88% for the six months ended June 30, 2018 and 2017, respectively.

(3)
Includes nontaxable securities with average balances of $88.8 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $88.9 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities for the three months ended June 30, 2018 and 2017 was 2.00% and 2.15%, respectively, and 2.45% and 2.13% for the six months ended June 30, 2018 and 2017, respectively.

(4)	The terms of the advance agreement require the Bank to maintain certain investment securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities available for sale and held to maturity, deposits with banks and other financial assets, which yield interest or similar income.

Provision for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at the beginning of the period	$72,118	$79,363	$72,000	$81,751

Charge-offs
Domestic Loans:
Real Estate
Commercial Real Estate (CRE)
Non-owner occupied	—	—	—	(97)
	—	—	—	(97)
Single-family residential	(27)	—	(27)	(83)
Owner occupied	—	—	—	(25)
	(27)	—	(27)	(205)
Commercial	(2,355)	(1,097)	(2,737)	(1,390)
Consumer and others	(71)	(15)	(90)	(45)
	(2,453)	(1,112)	(2,854)	(1,640)

International Loans:
Commercial	(52)	(143)	(52)	(6,042)
Consumer and others	(230)	(258)	(630)	(477)
	(282)	(401)	(682)	(6,519)
Total Charge-offs	$(2,735)	$(1,513)	$(3,536)	$(8,159)

Recoveries
Domestic Loans:
Real Estate Loans
Commercial Real Estate (CRE)
Non-Owner occupied	$4	$15	$5	$67
Land development and construction loans	—	92	33	99
	4	107	38	166
Single-family residential	60	1,064	64	1,110
Owner occupied	95	2	883	6
	159	1,173	985	1,282
Commercial	174	21	218	60

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consumer and others	26	—	32	—
	359	1,194	1,235	1,342

International Loans:
Real Estate
Commercial Real Estate (CRE)
Non-owner occupied	—	—	—	2
	—	—	—	2
Single-family residential	—	1	—	3
	—	1	—	5
Consumer and others	39	15	82	24
	39	16	82	29
Total Recoveries	$398	$1,210	$1,317	$1,371

Net charge-offs	(2,337)	(303)	(2,219)	(6,788)
Provision for loan losses	150	3,646	150	7,743
Balance at the end of the period	$69,931	$82,706	$69,931	$82,706

Set forth in the table below is the composition of international loan charge-offs by country for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Commercial loans:
Brazil	$52	$128	$52	$6,027
Others	—	15	—	15
Consumer loans and overdrafts:
Venezuela	230	258	630	477
Total charge offs	$282	$401	$682	$6,519
During the three months ended June 30, 2018, charge-offs increased to $2.7 million from $1.5 million during the same period of the prior year. The increase is primarily attributed to a $2.3 million charge-off in 2018 related to three domestic commercial loans in the retail, wholesale and telecommunications industries. Additionally, recoveries decreased to $398 thousand in 2018, compared to $1.2 million during the same period in 2017, mainly attributable to a $1.0 million recovery in 2017 related to a single-family residential real estate loan. As a result, the ratio of net charge-offs over the average total loan portfolio during the three months ended June 30, 2018 was 3 basis points higher than during the same period in 2017.

During the six months ended June 30, 2018, charge-offs decreased to $3.5 million from $8.2 million during the same period of the prior year. The decrease is primarily attributed to a $6.0 million charge-off in 2017 related to a loan to a primary products company in Brazil. The ratio of net charge-offs over average total loan portfolio during the six months ended June 30, 2018 improved 8 basis points, from 0.12% to 0.04% compared to the same period in 2017.
We added $150 thousand of provision for loan losses during the three and six months ended June 30, 2018. This compares to $3.6 million and $7.7 million of provisions for loan losses recorded during the same periods last year. The decrease is primarily attributed to improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for the portfolio segments of domestic commercial real estate and domestic commercial loans during the period. These positive adjustments were partially offset by a $3.9 million provision for loan loss required in June 30, 2018 associated with one CRE loan. This provision resulted from an evaluation of the net realizable market value of the property securing this CRE loan. A recent appraisal indicates that the collateral securing the TDR has deteriorated further, and we are evaluating whether a further write-down may be required. Positive loan loss factors resulted from improving trends in factors associated with our real estate and commercial portfolio segments.
Noninterest Income
The table below sets forth a comparison for each of the categories of non-interest income for the periods presented.

	Three Months Ended June 30,				Change
	2018		2017		2018 over 2017
	Amount	% of non-interest income	Amount	% of non-interest income	Amount	%
	(in thousands, except percentages)
Deposits and service fees	$4,471	29.83%	$4,868	27.41%	$(397)	(8.16)%
Brokerage, advisory and fiduciary activities	4,426	29.53%	4,897	27.57%	(471)	(9.62)%
Change in cash surrender value of bank owned life insurance(1)	1,474	9.84%	1,242	6.99%	232	18.68%
Cards and trade finance servicing fees	1,173	7.83%	1,114	6.27%	59	5.30%
Gain on early extinguishment of FHLB advances	882	5.89%	—	—%	882	N/M
Data processing, rental income and fees for other services to related parties	613	4.09%	$969	5.46%	(356)	(36.74)%
Securities gains, net	16	0.11%	177	1.00%	(161)	(90.96)%
Other noninterest income (2)	1,931	12.88%	4,492	25.30%	(2,561)	(57.01)%
	$14,986	100.00%	$17,759	100.00%	$(2,773)	(15.61)%

	Six Months Ended June 30,				Change
	2018		2017		2018 over 2017
	Amount	% of non-interest income	Amount	% of non-interest income	Amount	%
	(in thousands, except percentages)
Deposits and service fees	$9,053	31.29%	$9,774	30.57%	$(721)	(7.38)%
Brokerage, advisory and fiduciary activities	8,841	30.56%	10,158	31.77%	(1,317)	(12.97)%
Change in cash surrender value of bank owned life insurance(1)	2,918	10.09%	2,487	7.78%	431	17.33%
Cards and trade finance servicing fees	2,235	7.73%	2,185	6.83%	50	2.29%
Gain on early extinguishment of FHLB advances	882	3.05%	—	—%	882	N/M
Data processing, rental income and fees for other services to related parties	1,494	5.16%	1,552	4.85%	(58)	(3.74)%
Securities gains, net	16	0.06%	155	0.48%	(139)	(89.68)%
Other noninterest income (2)	3,492	12.06%	5,665	17.72%	(2,173)	(38.36)%
	$28,931	100.00%	$31,976	100.00%	$(3,045)	(9.52)%
__________________

(1)	Changes in cash surrender value are not taxable.
(2) Includes rental income, income from derivative and foreign currency exchange transactions with customers, gains on the disposition of bank properties, and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M Not meaningful

Total noninterest income decreased $2.8 million and $3.0 million in the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017. During these periods, there were decreases in brokerage, advisory and fiduciary activities as a result of lower volume of customer trading activities. Additionally, for the three and six months ended June 30, 2018, there were decreases in other noninterest income primarily due to lower fee income on derivative and foreign currency exchange transactions with customers of $1.5 million and $1.6 million, respectively, and no gain on the disposition of bank properties compared to a gain of $0.9 million for the same periods a year ago. Also, included in other noninterest income and contributing to the decrease in the three and six months ended June 30 2018 was lower valuation income of $0.4 million and $0.1 million, respectively, on the investment balances held in the non-qualified deferred compensation plan, compared to the same periods in 2017. Conversely, other noninterest expense for these periods includes smaller mirror debits to adjust the liability to the plan participants. Partially offsetting these results, we received $882 thousand in compensation as a result of the early termination of certain advances from the FHLB during the second quarter of 2018, compared to none in the same period a year ago.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2018		2017		2018 vs 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Salaries and employee benefits	$34,932	66.36%	$31,666	62.50%	$3,266	10.31%
Occupancy and equipment	4,060	7.71%	4,052	8.00%	8	0.20%
Professional and other services fees	5,387	10.23%	2,744	5.42%	2,643	96.32%
FDIC assessments and insurance	1,468	2.79%	2,180	4.30%	(712)	(32.66)%
Telecommunications and data processing	3,011	5.72%	2,417	4.77%	594	24.58%
Depreciation and amortization	1,945	3.70%	2,039	4.02%	(94)	(4.61)%
Other operating expenses (1)	1,835	3.49%	5,567	10.99%	(3,732)	(67.04)%
	$52,638	100.00%	$50,665	100.00%	$1,973	3.89%

	Six Months Ended June 30,				Change
	2018		2017		2018 vs 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Salaries and employee benefits	$68,973	63.70%	$63,974	64.09%	$4,999	7.81%
Occupancy and equipment	7,775	7.18%	8,761	8.78%	(986)	(11.25)%
Professional and other services fees	11,831	10.93%	5,401	5.41%	6,430	119.05%
FDIC assessments and insurance	2,915	2.69%	4,143	4.15%	(1,228)	(29.64)%
Telecommunications and data processing	6,095	5.63%	4,169	4.18%	1,926	46.20%
Depreciation and amortization	4,086	3.77%	4,466	4.47%	(380)	(8.51)%
Other operating expenses (1)	6,608	6.10%	8,899	8.92%	(2,291)	(25.74)%
	$108,283	100.00%	$99,813	100.00%	$8,470	8.49%
__________________
(1) Includes marketing expenses, charitable contributions, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the plan.

Three Months Ended June 30, 2018 and 2017
Noninterest expense increased $2.0 million, or 3.89%, in the three months ended June 30, 2018 compared to the same period in 2017. This was the result of higher professional fees, along with higher salary and employment benefits and other expenses. These increases were partially offset by lower FDIC assessments and other operating expenses.
The increase of $2.6 million in professional and other services fees during the quarter ended June 30, 2018 compared to the same period last year is mainly the result of a $2.0 million provision for legal fees associated with the Spin-off. The Company expects to incur higher professional expenses as a standalone public company but does not expect further material professional expenses related to one-time Spin-off activities after the three months ended September 30, 2018.
The increase in salaries and employment benefits of $3.3 million, or 10.31%, during the quarter ended June 30, 2018 compared to the same period last year, reflects the impact of annual salary increases stemming from inflation and performance adjustments, higher insurance benefit expenses, and a $1.2 million provision for the estimated compensation to be paid to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan. FTE Headcount as of June 30, 2018 was 940, up one person over the previous quarter.
Other operating expenses decreased $3.7 million, or 67.04%, during the quarter ended June 30, 2018 compared to the same period last year, mainly due to a reversal of provisions for possible losses on credit commitments of $1.0 million in the second quarter of 2018, compared to an addition to provisions for possible losses on credit commitments of $0.7 million in the same quarter of 2017. The change in provisions is primarily attributed to improvements in quantitative and qualitative loss factors and positive adjustments to qualitative loan loss factors with respect to credit commitments in the portfolio segments of domestic commercial real estate and domestic commercial loans during the period. In addition, there were lower marketing expenses of $0.8 million incurred during the second quarter of 2018 compared to the same period of 2017 as there were fewer promotional campaigns in the second quarter of 2018 compared to the same period of 2017.
Six Months Ended June 30, 2018 and 2017
Noninterest expense increased $8.5 million, or 8.49%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily as a result of higher professional fees, along with higher salary and employment benefits and other expenses. These increases were partially offset by a lower FDIC assessments as well as lower occupancy and equipment-related costs, and other operating expenses.
The increase of $6.4 million in professional and other services fees during the six months ended June 30, 2018 compared to the same period in 2017 was mainly the result of a $4.3 million provision for legal and consulting fees associated with the Spin-off. The Company expects to incur higher professional expenses as a standalone public company but does not expect further material professional expenses related to one-time Spin-off activities after the three months ended September 30, 2018.
The increase in salaries and employment benefits of $5.0 million, or 7.81%, in the six months ended June 30, 2018 compared to the same period last year, reflects the impact of annual salary increases stemming from inflation and performance adjustments, higher insurance benefit expenses, and a $1.2 million provision for the estimated compensation to be paid to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan. FTE headcount as of June 30, 2018 was 940, a decrease of four over the previous six months.

Other operating expenses decreased $2.3 million, or 25.74%, during the six months ended June 30, 2018 compared to the same period last year, mainly due to a reversal of provisions for possible losses on credit commitments of $0.3 million in the six months ended June 30, 2018, compared to an addition to provisions for possible losses on credit commitments of $0.9 million in the same period of 2017. The change in provisions is primarily attributed to improvements in quantitative and qualitative loss factors and positive adjustments to qualitative loan loss factors with respect to credit commitments in the portfolio segments of domestic commercial real estate and domestic commercial loans during the period. In addition, there were lower marketing expenses of $0.5 million incurred during the six months ended June 30, 2018 in comparison to the same period last year as there were fewer promotional campaigns in the first six months of 2018 compared to the same period of 2017.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	2018 vs 2017		2018	2017	2018 vs 2017
	(in thousands, except effective tax rates and percentages)
Income tax expense	$5,764	$4,499	$1,265	28.12%	$7,268	$7,315	$(47)	(0.64)%
Effective income tax rate	35.61%	30.22%	5.39%	17.84%	26.80%	30.21%	(3.41)%	(11.29)%
The tax expense reflects the lower corporate federal income tax rate under the Tax Act of 2017 which, beginning January 1, 2018, decreased the corporate federal income tax rate to 21% compared to 35% in the same period last year. However, higher taxable income during the three and six months ended June 30, 2018 compared to the same periods last year, partially offset the positive effects of the lower tax rate for the three and six months ended June 30, 2018. In addition, the effective tax rate for these periods is significantly affected by permanent non-deductible items totaling $5.8 million for the six months ended June 30, 2018 associated with the Spin-off. Those items have been recognized as discrete items in the period.

Segment Information
The following tables summarize certain financial information for our reportable segments as of and for the periods indicated.

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended June 30, 2018
Income Statement:
Net interest income	$47,105	$1,219	$1,942	$3,723	$53,989
Provision for (reversal of) loan losses	824	494	(329)	(839)	150
Net interest income after provision for (reversal of) loan losses	46,281	725	2,271	4,562	53,839
Noninterest income	5,708	89	3,451	5,738	14,986
Noninterest expense (4)	39,329	1,468	2,832	9,009	52,638
Net income (loss) before income tax:
Banking	12,660	(654)	2,890	1,291	16,187
Non-banking contribution(1)	1,197	11	—	(1,208)	—
	13,857	(643)	2,890	83	16,187
Income tax (expense) benefit	(4,486)	58	84	(1,420)	(5,764)
Net income (loss)	$9,371	$(585)	$2,974	$(1,337)	$10,423

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Six Months Ended June 30, 2018
Income Statement:
Net interest income	$93,786	$2,699	$2,898	$7,239	$106,622
(Reversal of) provision for loan losses	(1,315)	(225)	(446)	2,136	150
Net interest income after (reversal of) provision for loan losses	95,101	2,924	3,344	5,103	106,472
Noninterest income	11,416	198	5,401	11,916	28,931
Noninterest expense (4)	79,343	2,643	5,794	20,503	108,283
Net income (loss) before income tax:
Banking	27,174	479	2,951	(3,484)	27,120
Non-banking contribution(1)	1,247	—	—	(1,247)	—
	28,421	479	2,951	(4,731)	27,120
Income tax (expense) benefit	(6,707)	(113)	396	(844)	(7,268)
Net income (loss)	$21,714	$366	$3,347	$(5,575)	$19,852

As of June 30, 2018
Loans, net(2)	$5,826,731	$394,572	$—	$(71,685)	$6,149,618
Deposits	$5,567,424	$20,134	$737,898	$37,682	$6,363,138

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended June 30, 2017
Income Statement:
Net interest income	$43,776	$2,339	$2,268	$3,058	$51,441
Provision for (reversal of) loan losses	8,681	(1,845)	(819)	(2,371)	3,646
Net interest income after provision for (reversal of) loan losses	35,095	4,184	3,087	5,429	47,795
Noninterest income	8,062	148	2,933	6,616	17,759
Noninterest expense (4)	38,618	1,135	2,445	8,467	50,665
Net income before income tax:
Banking	4,539	3,197	3,575	3,578	14,889
Non-banking contribution(1)	1,263	24	—	(1,287)	—
	5,802	3,221	3,575	2,291	14,889
Income tax expense	(2,001)	(1,147)	(446)	(905)	(4,499)
Net income	$3,801	$2,074	$3,129	$1,386	$10,390

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Six Months Ended June 30, 2017
Income Statement:
Net interest income	$85,164	$4,903	$4,593	$5,132	$99,792
Provision for (reversal of) loan losses	9,812	358	(894)	(1,533)	7,743
Net interest income after provision for (reversal of) loan losses	75,352	4,545	5,487	6,665	92,049
Noninterest income	14,145	275	4,113	13,443	31,976
Noninterest expense (4)	78,495	2,517	5,194	13,607	99,813
Net income before income tax:
Banking	11,002	2,303	4,406	6,501	24,212
Non-banking contribution(1)	2,349	22	—	(2,371)	—
	13,351	2,325	4,406	4,130	24,212
Income tax expense	(4,730)	(823)	(59)	(1,703)	(7,315)
Net income	$8,621	$1,502	$4,347	$2,427	$16,897

As of December 31, 2017
Loans, net(2)(3)	$5,542,545	$521,616	$—	$(64,325)	$5,999,836
Deposits	$5,454,216	$18,670	$779,969	$70,118	$6,322,973
_____________

(1)	Non-banking contribution reflects allocations of the net results of the Trust Company and Investment Services subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $5,611 thousand which are allocated to PAC.

(4)	Costs related to the Spin-off have been allocated to the Institutional reportable segment.

Personal and Commercial Banking (PAC)
Three Months Ended June 30, 2018 and 2017
PAC reported net income of $9.4 million in the three months ended June 30, 2018, which represents a 146.54% increase from $3.8 million in the same period in 2017. This increase was primarily the result of higher net interest income together with a reduced provision for loan losses, partially offset by lower noninterest income.
Net interest income increased $3.3 million, or 7.60%, to $47.1 million during the three months ended June 30, 2018 from $43.8 million in the same period in 2017. This increase is mainly due to a $242.1 million increase in PAC’s average loan portfolio balance for the three months ended June 30, 2018 compared to the same period last year, primarily driven by increases in the commercial and commercial real estate loan portfolios.

For the three months ended June 30, 2018, PAC reflected a provision for loan losses of $0.8 million compared to a provision for loan losses of $8.7 million in the same period in 2017. The decrease is primarily attributed to improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for the portfolio segments of domestic commercial real estate and domestic commercial loans during the period. These positive adjustments were partially offset by a $3.9 million provision for loan loss required in June 30, 2018 associated with one CRE loan. This provision resulted from an evaluation of the net realizable market value of the property securing this CRE loan. A recent appraisal indicates that the collateral securing the TDR has deteriorated further, and we are evaluating whether a further write-down may be required. Positive loan loss factors resulted from improving trends in factors associated with our real estate and commercial portfolio segments.
Noninterest income decreased $2.4 million, or 29.20% to $5.7 million in the three months ended June 30, 2018 compared to $8.1 million in the same period in 2017. This decrease was mainly the result of lower fee income on derivative transactions with customers and lower other operating income from the disposition of bank property in South Florida during the three months ended June 30, 2018 compared to the corresponding period in 2017.
Six Months Ended June 30, 2018 and 2017
PAC reported net income of $21.7 million for the six months ended June 30, 2018, which represents an 151.87% increase from $8.6 million in the same period in 2017. This increase is mainly the result of higher net interest income combined with a reversal of the allowance for loan losses, partially offset by lower noninterest income, higher noninterest expense and reduced non-banking contribution from Trust and Investment Services attributable to PAC customers.
Net interest income increased 10.12% to $93.8 million in the six months ended June 30, 2018 from $85.2 million in the same period in 2017. This increase is primarily due to a $276.1 million increase in PAC’s average loan portfolio balance and increased funds transfer pricing credit on PAC’s deposits for the six months ended June 30, 2018 compared to the same period a year ago. Higher average loan portfolio balances during the period were primarily driven by increases in the middle market and commercial real estate loan portfolios.
For the six months ended June 30, 2018, PAC reflected a $1.3 million reversal in the allowance for loan losses, compared to a provision for loan losses of $9.8 million in the same period in 2017. This change is primarily attributed to improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for the portfolio segments of domestic commercial real estate and domestic commercial loans during the period. These positive adjustments were partially offset by a $3.9 million provision for loan loss required in June 30, 2018 associated with one CRE loan. This provision resulted from an evaluation of the net realizable market value of the property securing this CRE loan. A recent appraisal indicates that the collateral securing the TDR has deteriorated further, and we are evaluating whether a further write-down may be required. Positive loan loss factors resulted from improving trends in factors associated with our real estate and commercial portfolio segments.
Noninterest income decreased 19.29% to $11.4 million in the six months ended June 30, 2018 from $14.1 million in the same period in 2017. This decrease was mainly the result of lower fee income on derivative transactions with customers and lower other operating income from the disposition of bank property in South Florida during the six months ended June 30, 2018. In addition, there was a decrease in the volume of wire transfer activity and related fees during this period compared to the corresponding period of 2017.
Noninterest expense increased 1.08% to $79.3 million in the six months ended June 30, 2018, from $78.5 million the same period in 2017. This increase is primarily the result of higher product support expense allocations supporting PAC’s loan portfolio growth and ongoing banking center infrastructure transformation efforts.
Non-banking contribution from Trust and Investment Services attributable to PAC customers decreased 46.91% to $1.2 million in the six months ended June 30, 2018, from $2.3 million in the same period in 2017. The decrease is mainly the result of lower volume of customer brokerage activity.

Corporate LATAM
Three Months Ended June 30, 2018 and 2017
Corporate LATAM had a net loss of $585 thousand in the three months ended June 30, 2018, compared to net income of $2.1 million recorded in the same period in 2017. The decrease in net income is mainly attributable to lower net interest income together with an increase in the provision for loan losses.
The 47.88%, or $1.1 million, decline in net interest income to $1.2 million from $2.3 million in the same period a year ago, was primarily the result of a $144.2 million lower average loan portfolio balance for the three months ended June 30, 2018 compared to the same period in 2017. The $494 thousand provision for loan losses in the three months ended June 30, 2018 was mainly due to required loan loss reserve on an impaired loan identified during the period. This compares to the $1.8 million reversal of the allowance for loan losses into the provision for loan losses in the same period of 2017, which was mainly driven by lower loan portfolio average balances during that period.
Six Months Ended June 30, 2018 and 2017
Corporate LATAM reported net income of $366 thousand for the six months ended June 30, 2018. This was a decrease of $1.1 million, or 75.63%, from net income of $1.5 million in the same period in 2017. The lower net income during this period was primarily attributable to a lower net interest income which was partially mitigated by a reduction in the allowance for loan losses.
Net interest income decreased 44.95% to $2.7 million from $4.9 million in the six months ended June 30, 2018, mainly due to $132.9 million lower average loan portfolio balance during that period. The $225 thousand reversal of the allowance for loan losses during the six months ended June 30, 2018 was mainly attributed to a lower average loan portfolio balance, partially offset by a required loan loss reserve on an impaired loan identified during the three months ended June 30, 2018. This compares to a $358 thousand provision for loan loss in the same period of 2017 primarily related to charge offs of impaired loans during the first quarter of 2017.
Treasury
Three Months Ended June 30, 2018 and 2017
For the three months ended June 30, 2018, Treasury reported net income of $3.0 million, which represents a 4.95% decrease from $3.1 million for the same period in 2017. This decrease was primarily the result of lower net interest income together with higher noninterest expense, partially offset by an increase in noninterest income.
The 14.37% decrease in Treasury’s net interest income to $1.9 million in the three months ended June 30, 2018 from $2.3 million in the same period in 2017, was primarily attributable to higher interest expenses paid on longer duration FHLB advances as well as on brokered certificates of deposit. These results were partially offset by higher interest income from the investment securities portfolio and deposits with banks. In the three months ended June 30, 2018, the average balances of FHLB advances and other borrowings, and brokered certificates of deposit, were $270.2 million (29.93%) and $44.0 million (6.53%) higher than the same period in 2017.
Noninterest expense increased $387 thousand, or 15.83%, to $2.8 million in the three months ended June 30, 2018 from $2.4 million for the same period in 2017, primarily as a result of higher fees on derivative transactions.
Noninterest income increased $0.5 million, or 17.66%, to $3.5 million in the three months ended June 30, 2018 from $2.9 million in the same period in 2017. This increase is primarily due to higher income recorded in the change in cash surrender value of BOLI, and income from the early termination of short term FHLB advances.

Six Months Ended June 30, 2018 and 2017
Treasury generated net income of $3.3 million in the six months ended June 30, 2018, a $1.0 million, or 23.00%, reduction from $4.3 million in the same period in 2017. This reduction was mainly attributable to lower net interest income combined with higher noninterest expenses, partially offset by higher noninterest income.
The 36.90% reduction in net interest income to $2.9 million in the six months ended June 30, 2018 from $4.6 million in the same period in 2017 was primarily due to higher interest expenses paid on longer duration FHLB advances and brokered certificates of deposit. These changes were offset by higher interest income on the investment securities portfolio. In the six months ended June 30, 2018, the average balances of FHLB advances and other borrowings, and brokered certificates of deposit, were $265.4 million (29.01%) and $40.9 million (5.85% ) higher than the same period in 2017.
Noninterest expense increased 11.55% to $5.8 million for the six months ended June 30, 2018 from $5.2 million for the same period in 2017, primarily as a result of higher fees on derivative transactions.
Noninterest income increased 31.32% to $5.4 million for the six months ended June 30, 2018 from $4.1 million in the same period in 2017. This increase is primarily due to higher income recorded in the change in cash surrender value of BOLI, and income from the early termination of short term FHLB advances. In addition, there were higher management fees from services provided to an MSF non-US affiliate during the period.
Institutional
Three Months Ended June 30, 2018 and 2017
For the three months ended June 30, 2018, Institutional reported net loss of $1.3 million compared to net income of $1.4 million in the same period in 2017, mainly attributable to lower reversals of allowance for loan losses, lower noninterest income and higher noninterest expense, partially offset by higher net interest income.
Net interest income increased 21.75%, or $665 thousand, to $3.7 million in the three months ended June 30, 2018 from $3.1 million in the same period in 2017, primarily due to higher fund transfer pricing credit received for the Company’s capital.
For the three months ended June 30, 2018, Institutional had a credit in its provision for loan losses which was 64.61%, or $1.5 million, lower than in the same period in 2017. Any difference between the total provision for loan losses, or reversals recorded at the Company level versus the amounts allocated to reportable segments, is reflected under Institutional.
Noninterest income decreased 13.27% to $5.7 million in the three months ended June 30, 2018 from $6.6 million in the same period in 2017, primarily due to lower income from brokerage and advisory activities through our Investments Services subsidiary which is mainly the result of lower volume of customer brokerage activity. In addition, there was lower rental income recorded during the period as as result of the sale of G200 Leasing, LLC in the first quarter of 2018.
Noninterest expense increased $542 thousand, or 6.40%, to $9.0 million during the three months ended June 30, 2018, from $8.5 million in the same period in 2017. This increase is mainly the result of a $1.2 million provision for the estimated compensation to be paid to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan. In addition, legal and consulting fees of $2.0 million associated with the Spin-off were allocated to the Institutional segment for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 and 2017
Institutional had a net loss of $5.6 million in the six months ended June 30, 2018 versus net income of $2.4 million in the same period in 2017, mainly attributable to lower noninterest income, higher noninterest expense and higher provision for loan losses, partially offset by higher net interest income.
Net interest income increased 41.06%, or $2.1 million, to $7.2 million in the six months ended June 30, 2018 from $5.1 million in the same period in 2017, mainly due to the effect of lower funds transfer pricing charges for total other assets and higher fund transfer pricing credit received for the Company’s capital.
For the six months ended June 30, 2018, Institutional reported a provision for loan loss of $2.1 million compared to a credit to the provision for loan losses of $1.5 million for the same period in 2017. Any difference between the total provision for loan losses, or reversals recorded at the Company level versus the amounts allocated to reportable segments, is reflected under Institutional.
Noninterest income decreased 11.36% to $11.9 million for the six months ended June 30, 2018 from $13.4 million for the same period in 2017, primarily due to lower income from brokerage and advisory activities through our Investments Services subsidiary which is mainly the result of lower volume of customer brokerage activity. In addition, there was lower rental income recorded during the period as as result of the sale of G200 Leasing, LLC in the first quarter of 2018.
Noninterest expense increased 50.68% to $20.5 million for the six months ended June 30, 2018 from $13.6 million for the same period in 2017, primarily due to a $4.3 million provision for legal and consulting fees associated with the Spin-off, and higher operating expenses related to ongoing software services. In addition, there were higher salaries and benefits due to a $1.2 million provision for the estimated compensation to be paid to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan.
Financial Condition - Comparison of Financial Condition as of June 30, 2018 and December 31, 2017
Assets. Total assets were $8.5 billion as of June 30, 2018, an increase of $93.7 million from December 31, 2017. This was mainly attributable to an increase of $155.4 million in loans net of allowance for loan losses. In addition, the composition of interest-earning assets changed with respect to the previous year. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information. This is the result of a strategic plan to improve our operating results by adjusting our mix of interest-earning assets and liabilities consistent with our expectations that a rising interest rate environment will continue.
Cash and Cash Equivalents. Cash and cash equivalents decreased to $117.2 million at June 30, 2018 from $153.4 million at December 31, 2017.
Cash flows provided by operating activities were $26.2 million in the six months ended June 30, 2018. This was primarily attributed to net income earned. Net cash used in investing activities was $147.6 million during the six months ended June 30, 2018, primarily due to a net increase in loans of $174.2 million, and purchases of available for sale securities totaling $121.2 million. These disbursements were partially offset by maturities, sales and calls of securities available for sale totaling $122.8 million, and proceeds from loan sales totaling $23.8 million. In addition, cash flows from investing activities during the six months ended June 30, 2018, include $7.5 million in net proceeds from the sale of our G200 Leasing, LLC subsidiary, which leased a corporate plane to MSF.
In the six months ended June 30, 2018, net cash provided by financing activities was $85.2 million. These activities included $205.9 million higher time deposits and $85.0 million net additional advances borrowed from the FLHB, partially offset by $165.7 million net decrease in total demand, savings and money market deposit balances and the 2018 Special Dividend of $40.0 million paid on March 13, 2018 to MSF.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2018	December 31, 2017
	(in thousands, except percentages)
Total loans, gross	$6,219,549	$6,066,225
Total loans, gross / total assets	72.91%	71.90%

Allowance for loan losses	$69,931	$72,000
Allowance for loan losses / total loans, gross (1) (2)	1.12%	1.19%
_________________

(1)	Outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(2)	See Note 5 of our audited consolidated financial statements and Note 5 of our unaudited interim consolidated financial statements for more details on our impairment models.

The table below summarizes the composition of our loan portfolio by type of loan as of the end of each period presented. International loans include, but are not limited to, transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property.

	June 30, 2018	December 31, 2017
	(in thousands)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,864,645	$1,713,104
Multi-family residential	858,453	839,709
Land development and construction loans	402,830	406,940
	3,125,928	2,959,753
Single-family residential	371,733	360,041
Owner occupied	653,902	610,386
	4,151,563	3,930,180
Commercial loans	1,328,056	1,285,461
Loans to depository institutions and acceptances	16,500	16,443
Consumer loans and overdrafts	77,522	78,872
Total Domestic Loans	5,573,641	5,310,956

International Loans:
Real Estate Loans
Single-family residential (1)	143,179	152,713
	143,179	152,713
Commercial loans	103,977	69,294
Loans to depository institutions and acceptances	352,364	481,183
Consumer loans and overdrafts	46,388	52,079
Total International Loans	645,908	755,269
Total Loan Portfolio	$6,219,549	$6,066,225
__________________

(1)	Secured by real estate properties located in the U.S.

As of June 30, 2018, the loan portfolio increased $153.3 million, or 2.53%, to $6.2 billion, as compared to $6.1 billion at December 31, 2017. Following our strategy, loans to international customers declined by $109.4 million, or 14.48%, as of June 30, 2018, compared to December 31, 2017. The overall decline in loans to international customers, primarily from Latin America, was partially offset by the addition of syndicated commercial loans to large corporations in Europe and Canada with world-wide operations and which we believe had good credit quality. The domestic loan exposure increased $262.7 million, or 4.95%, as of June 30, 2018, compared to December 31, 2017. This increase is mainly attributed to $166.2 million net increase in commercial real estate loans, $11.7 million net increase in single family residential loans, $43.5 million net increase in owner-occupied commercial real estate loans and $42.6 million net increase in commercial loans.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2018		December 31, 2017
	Net Exposure(1)	% Total Assets	Net Exposure(1)	% Total Assets
	(in thousands, except percentages)
Brazil	$140,705	1.65%	$141,088	1.67%
Venezuela (2)	171,818	2.01%	182,678	2.17%
Chile	46,678	0.55%	94,543	1.12%
Colombia	68,110	0.8%	63,859	0.76%
Panama	31,139	0.36%	51,557	0.61%
Peru	53,424	0.63%	70,088	0.83%
Mexico	2,302	0.03%	18,274	0.22%
Costa Rica	16,500	0.19%	43,844	0.52%
Other (3)	115,232	1.35%	89,338	1.06%
Total	$645,908	7.57%	$755,269	8.95%
_________________

(1)
Outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $28.0 million and $31.9 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $136.7 million and $145.1 million as of June 30, 2018 and December 31, 2017, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	June 30, 2018			December 31, 2017
	Less than 1 year	1-3 Years	More than 3 years	Less than 1 year	1-3 Years	More than 3 years
	(in thousands)
Brazil	$134,877	$5,616	$212	$137,850	$3,019	$219
Venezuela(1)	27,319	8,250	136,249	29,982	8,460	144,236
Chile	41,251	5,500	178	88,174	6,191	179
Colombia	66,330	87	2,023	60,000	1,801	2,057
Panama	10,218	20,970	171	24,967	26,590	—
Peru	53,542	—	—	70,088	—	—
Mexico	863	1,050	584	16,737	951	586
Costa Rica	16,573	—	—	43,844	—	—
Other(2)	66,972	582	46,491	83,990	1,192	4,156
Total (3)	$417,945	$42,055	$185,908	$555,632	$48,204	$151,433
_________________

(1)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $136.7 million and $145.1 million as of June 30, 2018 and December 31, 2017, respectively.
(2) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(3)
Outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $28.0 million and $31.9 million as of June 30, 2018 and December 31, 2017, respectively.

Loan Quality
Allocation of Allowance for Loan Losses
In the following table, we present the allocation of the allowance for loan losses by loan segment at the end of the periods presented. The amounts shown in this table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages. These amounts represent our best estimates of losses incurred, but not yet identified, at the reported dates, derived from the most current information available to us at those dates and, therefore, do not include the impact of future events that may or not confirm the accuracy of those estimates at the dates reported. Our allowance for loan losses is established using estimates and judgments, which consider the views of our regulators in their periodic examinations. We also show the percentage of each loan class, which includes loans in nonaccrual status.

	June 30, 2018		December 31, 2017
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
	(in thousands, except percentages)
Domestic Loans
Real estate	$28,693	49.67%	$31,290	48.04%
Commercial	27,068	33.75%	30,782	33.38%
Financial institutions	31	0.27%	31	0.27%
Consumer and others (1)	2,015	5.92%	60	5.86%
	57,807	89.61%	62,163	87.55%

International Loans (2)
Commercial	2,716	1.63%	1,905	1.14%
Financial institutions	3,286	5.71%	4,331	7.93%
Consumer and others (1)	6,122	3.05%	3,601	3.38%
	12,124	10.39%	9,837	12.45%

Total Allowance for Loan Losses	$69,931	100.00%	$72,000	100.00%
% Total Loans	1.12%		1.19%
__________________

(1)	Includes residential loans.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (i) nonaccrual loans where the accrual of interest has been discontinued; (ii) accruing loans more than 90 days contractually past due as to interest or principal; and (iii) restructured loans that are considered “trouble debt restructurings”, or “TDRs”.

	June 30, 2018	December 31, 2017
	(in thousands)
Non-Accrual Loans(1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$10,510	$489
	10,510	489
Single-family residential	5,069	4,277
Owner occupied	7,186	12,227
	22,765	16,993
Commercial loans	5,960	2,500
Consumer loans and overdrafts	19	9
Total Domestic	28,744	19,502

International Loans: (2)
Real Estate Loans
Single-family residential	1,265	727
	1,265	727
Commercial loans	3,974	6,447
Consumer loans and overdrafts	23	46
Total International	5,262	7,220
Total-Non-Accrual Loans	$34,006	$26,722

Past Due Accruing Loans(3)
Domestic Loans:
Real Estate Loans
Single-family residential	$—	$112
Commercial	27	—
Total Domestic	27	112

International Loans:
Real Estate Loans
Single-family residential	—	114
Consumer loans and overdrafts	663	—
Total International	663	114
Total Past Due Accruing Loans	$690	$226

Total Non-Performing Loans	34,696	26,948
Other Real Estate Owned	558	319
Total Non-Performing Assets	$35,254	$27,267
__________________

(1)	Includes loan modifications that met the definition of trouble debt restructuring which may be performing in accordance with their modified loan terms.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At June 30, 2018, non-performing assets increased $8.0 million, or 29.29%, compared to December 31, 2017. This increase is mainly attributed to one commercial real estate, or “CRE”, loan and one commercial loan, with carrying values of $10.4 million and $4.5 million, respectively, which were placed in non-accrual status during the period. In addition, $651 thousand in credit card balances became 90 days past due during the period. These increases were partially offset by loan repayments of $3.2 million and $5.1 million on three owner-occupied commercial real estate loans, and four commercial loans, respectively.
We recognized no interest income on nonaccrual loans during the six months ended June 30, 2018 and 2017. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in the six month periods ended June 30, 2018 and 2017 was $707 thousand and $1.1 million, respectively.
The following table presents the recorded investment of potential problem loans by loan category at the dates indicated. We have no purchased credit-impaired loans.

	June 30, 2018				December 31, 2017
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$11,695	$10,510	$—	$22,205	$1,020	$489	$—	$1,509
Single-family residential	42	6,334	—	6,376	—	5,869	—	5,869
Owner occupied	10,987	9,539	—	20,526	4,051	13,867	—	17,918
	22,724	26,383	—	49,107	5,071	20,225	—	25,296
Commercial loans	5,759	8,891	2,020	16,670	6,100	14,112	—	20,212
Consumer loans and overdrafts	—	5,734	—	5,734	—	4,113	—	4,113
	$28,483	$41,008	$2,020	$71,511	$11,171	$38,450	$—	$49,621
__________________
(1) There are no loans categorized as “Loss” as of the dates presented.

At June 30, 2018, total potential problem loans increased $21.9 million, or 44.11%, compared to December 31, 2017. This increase is attributed to loan downgrades during the period, including three CRE loans totaling $19.2 million, five owner-occupied real estate loans totaling $10.0 million and two commercial loans totaling $4.7 million.
One CRE loan with a carrying value of $10.4 million as of June 30, 2018 was downgraded to substandard and placed in non-accrual status during the quarter ended March 31, 2018. Subsequently, the Company agreed to restructure this loan by extending its maturity date and adjusting the loan’s monthly payments. As a result of the modification in May 2018, the Company determined no additional impairment charges were necessary and deemed the modification a troubled debt restructuring. In June 2018, based on market information available, the Company estimated that the fair value of the collateral, after estimated selling costs, had dropped below the carrying value of the loan; therefore a $3.9 million specific reserve was allocated to this loan. A recent appraisal indicates that the collateral securing the TDR has deteriorated further, and we are evaluating whether a further write-down may be required.
The remaining two CRE loans, the five owner-occupied real estate loans and the two commercial loans were downgraded to special mention during the quarter ended June 30, 2018. These downgraded loans are under close monitoring and did not generate any additional provisions.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2018 and December 31, 2017. The book value for securities classified as available for sale represents fair value and the book value for securities classified as held to maturity represents amortized cost.

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(in thousands, except percentages)
Securities held to maturity
U.S. Government agency debt	$2,943	0.16%	$3,034	0.16%
U.S. Government sponsored enterprise debt	85,497	4.72%	86,826	4.70%
	$88,440	4.88%	$89,860	4.86%
Securities available for sale:
U.S. Government agency debt	$250,837	13.84%	$291,385	15.78%
U.S. Government sponsored enterprise debt	827,484	45.66%	875,666	47.41%
Corporate debt (1)	374,929	20.69%	313,392	16.97%
US Treasury debt	—	—%	2,701	0.15%
Mutual funds	23,108	1.28%	23,617	1.28%
Municipal bonds	173,307	9.56%	180,396	9.77%
	$1,649,665	91.03%	$1,687,157	91.36%
Other securities (2):
Federal Reserve Bank stock	$13,050	0.72%	$13,010	0.70%
FHLB stock	60,964	3.37%	56,924	3.08%
	$74,014	4.09%	$69,934	3.78%
	$1,812,119	100.00%	$1,846,951	100.00%
__________________

(1)
June 30, 2018 includes $53.4 million in “investment grade” quality securities issued by corporate entities from Panama, Europe, and Japan in three different sectors. December 31, 2017, includes $24.3 million in obligations issued by corporate entities from Panama, Europe and others in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. dollars.

(2)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

Liabilities
Total liabilities increased $127.8 million, or 1.66%, to $7.8 billion at June 30, 2018 compared to $7.7 billion at December 31, 2017. This increase was primarily driven by higher advances from the FHLB and higher total deposits.

Deposits
Total deposits increased $40.2 million to $6.4 billion at June 30, 2018 compared to $6.3 billion at December 31, 2017. In 2018, an increase in time deposits of $205.9 million was partially offset by decreases of $35.0 million in noninterest bearing transaction accounts, $93.1 million in interest bearing, and $37.7 million in savings and money market account deposits,as customers shifted their deposit preferences as interest rates increased and we promoted longer term time deposits. These changes in deposits and deposit mix were also affected by declines in deposits from Venezuela customers described below. The increase of $205.9 million in time deposits include $248.0 million in retail time deposits, partially offset by a decrease of $42.1 million in brokered time deposits. The increase in retail time deposits reflects the impact of successful marketing campaigns launched during the period to increase these deposits which are being offered at competitive market rates.
During the six months ended June 30, 2018, deposits of customers domiciled in Venezuela decreased by $258.1 million, or 8.20%, to $2.9 billion at June 30, 2018 from $3.1 billion at December 31, 2017. This decrease was partially offset by an increase of $289.7 million, or 10.26%, in balances from domestic customer deposits, and a $8.6 million increase in balances from other countries. The trend of higher balances from U.S. customer deposits reflects the Company’s continued focus on increasing the number of U.S. domestic customers while preserving valued foreign customer relationships.
The Bank uses the Federal Financial Institutions Examination Council’s, or FFIEC’s, Uniform Bank Performance Report or UBPR definition of core deposits, which consists of all relationships under $250,000. Core deposits, which exclude brokered time deposits, were $3.9 billion and $4.1 billion as of June 30, 2018 and December 31, 2017, respectively. Core deposits represented 61.46% and 64.47% of our total deposits at those dates, respectively. The decline in core deposits since December 31, 2017 resulted primarily from a combination of the Company closing certain foreign customer accounts and foreign customers drawing down their account balances.
We utilize brokered deposits and, as of June 30, 2018, we had $737.9 million in brokered deposits, which represent 11.60% of our total deposits.
Large Fund Providers
At June 30, 2018 and December 31, 2017 our large fund providers, defined as third-party customer relationships with balances of over $10 million, included seven and four deposit relationships, respectively, with a total balance of $99.3 million and $59.0 million, respectively. At June 30, 2018 and December 31, 2017 deposits from MSF or its non-U.S. affiliates totaled $18.2 million and $49.5 million, respectively.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2018:

	June 30, 2018
	(in thousands, except percentages)
Less than 3 months	$242,399	17.55%
3 to 6 months	220,788	15.98%
6 to 12 months	508,117	36.78%
1 to 3 years	235,377	17.04%
Over 3 years	174,686	12.65%
Total	$1,381,367	100.00%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. The majority of our outstanding short-term borrowings at June 30, 2018 and December 31, 2017 corresponded to FHLB advances and, to a lesser extent, included borrowings from other banks.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for the six months ended June 30, 2018 and for the year ended December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands, except percentages)
Outstanding at period-end	$597,000	$567,000
Average amount	485,333	460,708
Maximum amount outstanding at any month-end	597,000	567,000
Weighted average interest rate:
During period	1.92%	1.43%
End of period	2.16%	1.43%
Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages and per share data)
Net income	$10,423	$10,390	$19,852	$16,897
Basic and diluted earnings per common share	0.08	0.08	0.16	0.13

Average total assets	$8,419,040	$8,419,602	$8,413,434	$8,457,960
Average stockholders' equity	748,024	738,401	747,905	725,122
Net income / Average total assets (ROA)	0.50%	0.49%	0.47%	0.40%
Net income / Average stockholders' equity (ROE)	5.57%	5.63%	5.31%	4.66%
Average stockholders' equity / Average assets ratio	8.88%	8.77%	8.89%	8.57%

Adjusted net income (1)	$14,142	$10,390	$25,831	$16,897
Adjusted basic and diluted earnings per common share (1)	0.11	0.08	0.21	0.13

Adjusted net income / Average total assets (ROA) (1)	0.67%	0.49%	0.61%	0.40%
Adjusted net income / Average stockholders' equity (ROE) (1)	7.56%	5.63%	6.91%	4.66%
__________________

(1)	See “Financial Highlights” for an explanation of certain non-GAAP measures.

None of our outstanding obligations are exchangeable for, or convertible into, equity securities. Consequently, our basic and diluted income per share are equal in each of the periods presented.
During the three and six months ended June 30, 2018 and 2017, basic and diluted earnings per share increased as a result of higher net income in 2018 compared to the same periods of 2017.
Capital Resources and Liquidity Management
Capital Resources.
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in accumulated other comprehensive income or loss (AOCI/L) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities. AOCI/L is not included for purposes of determining our capital for bank regulatory purposes.
Stockholders’ equity decreased $34.1 million, or 4.52%, to $719.4 million as of June 30, 2018 as compared to December 31, 2017, due to a special dividend of $40.0 million paid on March 13, 2018 to MSF prior to the record date for the Spin-off, $19.9 million net income in the six months ended June 30, 2018 and a $13.9 million increase in AOCL mainly the result of lower securities available for sale valuations compared to December 31, 2017. The lower securities valuations were due primarily to increases in market interest rates.
Liquidity Management.
At June 30, 2018 the Company had $1.3 billion of outstanding advances from the FHLB and other borrowings, compared to $1.2 billion at December 31, 2017. During the six months ended June 30, 2018, the Company repaid $571 million of outstanding advances and other borrowings, and obtained new borrowing proceeds of $656 million from these sources. Other borrowings as of June 30, 2018 consisted of $2.0 million of short-term Fed Funds purchased from other banks which matured in July 2018. The following table summarizes the composition of our FHLB advances and other borrowings by type of interest rate:

	June 30 2018	December 31, 2017
	(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 1.05% to 3.86% (December 31, 2017 - 0.90% to 3.86%)	$978,000	$918,000
Floating rate based on 3-month LIBOR ranging from 2.26% to 2.38% (December 31, 2017 - 1.23% to 1.71%) (1)	280,000	255,000
	$1,258,000	$1,173,000
__________________

(1)	We have designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure.

At June 30, 2018, advances from the FHLB and other borrowings had maturities through 2022 with interest rates ranging from 1.05% to 3.86%.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Mercantil Florida Bancorp Inc., or Mercantil Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $36.0 million as of June 30, 2018 and $39.1 million at December 31, 2017 in funds available to service this junior subordinated debt.

There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/L. Management believes that these limitations will not affect our ability, and Mercantil Florida’s, to meet our ongoing short-term cash obligations. See ‘Supervision and Regulation” in the Information Statement.
Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total capital ratio	$899,709	12.61%	$570,819	8.00%	$713,524	10.00%
Tier I capital ratio	832,765	11.67%	428,114	6.00%	570,819	8.00%
Tier I leverage ratio	832,765	9.87%	337,598	4.00%	421,998	5.00%
Common Equity Tier I	723,053	10.13%	321,086	4.50%	463,790	6.50%

December 31, 2017
Total capital ratio	$926,049	13.30%	$556,578	8.00%	$695,722	10.00%
Tier I capital ratio	852,825	12.30%	417,433	6.00%	556,578	8.00%
Tier I leverage ratio	852,825	10.20%	335,647	4.00%	419,559	5.00%
Common Equity Tier I	753,545	10.70%	313,075	4.50%	452,220	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total capital ratio	$868,917	12.18%	$570,704	8.00%	$713,380	10.00%
Tier I capital ratio	801,973	11.24%	428,028	6.00%	570,704	8.00%
Tier I leverage ratio	801,973	9.55%	335,941	4.00%	419,926	5.00%
Common Equity Tier I	801,973	11.24%	321,021	4.50%	463,697	6.50%

December 31, 2017
Total capital ratio	$885,855	12.70%	$556,446	8.00%	$695,557	10.00%
Tier I capital ratio	812,631	11.70%	417,334	6.00%	556,446	8.00%
Tier I leverage ratio	812,631	9.70%	335,600	4.00%	419,500	5.00%
Common Equity Tier I	812,631	11.70%	313,001	4.50%	452,112	6.50%

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	June 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$750,440	$762,437
Credit card facilities	200,912	200,229
Letters of credit	23,989	18,350
	$975,341	$981,016
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Information Statement where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2017.
Recently Issued Accounting Pronouncements. Refer to Note 2 to our unaudited interim consolidated financial statements included in this Form 10-Q, for a discussion of recently issued accounting pronouncements that have recently been adopted by us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the impact to earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management.
For a disclosure of the quantitative and qualitative information regarding market risk exposure as of December 31, 2017 see the section titled “Quantitative and Qualitative Disclosures About Market Risk” of the Information Statement. There have been no significant changes in the assumptions used in monitoring market risk as of June 30, 2018. The impact of other types of market risks, such as foreign currency exchange risk, is deemed immaterial.
ITEM 4. CONTROLS AND PROCEDURES
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, in the ordinary course, engaged in litigation, and we have a small number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that potential liabilities relating to pending matters are not likely to be material to our financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.
At least quarterly, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments based on our quarterly reviews. For other matters, where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters, if unfavorable, may be material to our financial position, results of operations or cash flows for a particular period, depending upon the size of the loss or our income for that particular period.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the Information Statement, which could materially affect our business, financial condition or future results. The risks described in the Information Statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation as of February 5, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 15, 2018, File No. 001-38534)

3.2
Amended and Restated Bylaws as of February 5, 2018 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 15, 2018, File No. 001-38534)

10.1
Amendment No. 1, dated as of June 12, 2018, to the Distribution Trust Agreement by and among Mercantil Servicios Financieros, C.A., the Company and TMI Trust Company, dated as of March 12, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 15, 2018, File No. 001-38534).

31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Alberto Peraza, Co-President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Alberto Peraza, Co-President and Chief Financial Officer.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCANTIL BANK HOLDING CORPORATION (Registrant)

Date:	September 21, 2018	By:	/s/ Millar Wilson
Millar Wilson
Chief Executive Officer and Vice-Chairman of the Board

Date:	September 21, 2018	By:	/s/ Alberto Peraza
Alberto Peraza
Co-President and Chief Financial Officer