Form 10-Q
period 2018-09-30
Mercantil Bank Holding Corp
filed 2018-11-13
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2018
Class A Common Stock, $0.10 par value per share	24,737,470 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	17,751,053 shares of Class B Common Stock

MERCANTIL BANK HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2018

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)	September 30, 2018	December 31, 2017

Assets
Cash and due from banks	$37,507	$44,531
Interest earning deposits with banks	66,072	108,914
Cash and cash equivalents	103,579	153,445
Securities
Available for sale	1,628,121	1,687,157
Held to maturity	86,324	89,860
Federal Reserve Bank and Federal Home Loan Bank stock	77,414	69,934
Loans held for sale	—	5,611
Loans, gross	6,159,279	6,066,225
Less: Allowance for loan losses	69,471	72,000
Loans, net	6,089,808	5,994,225
Bank owned life insurance	204,690	200,318
Premises and equipment, net	122,350	129,357
Deferred tax assets, net	22,787	14,583
Goodwill	19,193	19,193
Accrued interest receivable and other assets	81,536	73,084
Total assets	$8,435,802	$8,436,767
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$843,768	$895,710
Interest bearing	1,348,967	1,496,749
Savings and money market	1,617,645	1,684,080
Time	2,379,123	2,246,434
Total deposits	6,189,503	6,322,973
Advances from the Federal Home Loan Bank and other borrowings	1,338,000	1,173,000
Junior subordinated debentures held by trust subsidiaries	118,110	118,110
Accounts payable, accrued liabilities and other liabilities	62,514	69,234
Total liabilities	7,708,127	7,683,317
Commitments and contingencies (Note 12)

Stockholders’ equity (Note 1)
Class A common stock, $0.10 par value, 400 million shares authorized; 24,737,470 shares issued and outstanding	2,474	2,474
Class B common stock, $0.10 par value, 100 million shares authorized; 17,751,053 shares issued and outstanding	1,775	1,775
Additional paid in capital	367,505	367,505
Retained earnings	379,232	387,829
Accumulated other comprehensive loss	(23,311)	(6,133)
Total stockholders' equity	727,675	753,450
Total liabilities and stockholders' equity	$8,435,802	$8,436,767

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income
Loans	$66,776	$58,977	$188,894	$162,847
Investment securities	12,183	11,958	36,633	37,039
Interest earning deposits with banks	666	491	1,945	1,228
Total interest income	79,625	71,426	227,472	201,114

Interest expense
Interest bearing demand deposits	211	100	413	284
Savings and money market deposits	3,477	2,147	9,165	6,528
Time deposits	11,531	7,011	30,403	18,864
Advances from the Federal Home Loan Bank	6,716	4,765	19,217	13,359
Junior subordinated debentures	2,057	1,880	6,017	5,559
Securities sold under agreements to repurchase	—	457	2	1,662
Total interest expense	23,992	16,360	65,217	46,256
Net interest income	55,633	55,066	162,255	154,858
Provision for loan losses	1,600	1,155	1,750	8,898
Net interest income after provision for loan losses	54,033	53,911	160,505	145,960

Noninterest income
Deposits and service fees	4,269	4,841	13,322	14,615
Brokerage, advisory and fiduciary activities	4,148	5,052	12,989	15,210
Change in cash surrender value of bank owned life insurance	1,454	1,465	4,372	3,952
Cards and trade finance servicing fees	1,145	1,264	3,380	3,449
Gain on early extinguishment of advances from the Federal Home Loan Bank	—	—	882	—
Data processing, rental income and fees for other services to related parties	523	1,024	2,017	2,576
Securities (losses) gains, net	(15)	(1,842)	1	(1,687)
Other noninterest income	1,426	12,286	4,918	17,951
Total noninterest income	12,950	24,090	41,881	56,066

Noninterest expense
Salaries and employee benefits	33,967	34,148	102,940	98,122
Occupancy and equipment	4,044	4,217	11,819	12,978
Professional and other services fees	4,268	3,273	16,099	8,674
FDIC assessments and insurance	1,578	1,611	4,493	5,754
Telecommunication and data processing	3,043	2,531	9,138	6,700
Depreciation and amortization	1,997	2,321	6,083	6,787
Other operating expenses	3,145	4,121	9,753	13,020
Total noninterest expenses	52,042	52,222	160,325	152,035
Net income before income tax	14,941	25,779	42,061	49,991
Income tax expense	(3,390)	(8,437)	(10,658)	(15,752)
Net income	$11,551	$17,342	$31,403	$34,239

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on securities available for sale arising during the period	$(4,938)	$1,898	$(25,369)	$9,450
Net unrealized holding gains (losses) on cash flow hedges arising during the period	1,840	(313)	8,209	(2,292)
Reclassification adjustment for net (gains) losses included in net income	(160)	1,481	(18)	2,118
Other comprehensive (loss) income	(3,258)	3,066	(17,178)	9,276
Comprehensive income	$8,293	$20,408	$14,225	$43,515

Basic and diluted earnings per share:
Net income available to common shareholders	$11,551	$17,342	$31,403	$34,239
Basic and diluted weighted average shares outstanding	42,489	42,489	42,489	42,489
Basic and diluted income per common share	$0.27	$0.41	$0.74	$0.81

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2018 and 2017

	Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Class A		Class B
(in thousands, except share data)	Shares Issued and Outstanding	Par value	Shares Issued and Outstanding	Par value
Balance at December 31, 2016	24,737,470	$2,474	17,751,053	$1,775	$367,505	$343,678	$(10,695)	$704,737
Net income	—	—	—	—	—	34,239	—	34,239
Other comprehensive income	—	—	—	—	—	—	9,276	9,276
Balance at September 30, 2017	24,737,470	$2,474	17,751,053	$1,775	$367,505	$377,917	$(1,419)	$748,252

Balance at December 31, 2017	24,737,470	$2,474	17,751,053	$1,775	$367,505	$387,829	$(6,133)	$753,450
Net income	—	—	—	—	—	31,403	—	31,403
Dividends (Note 1)	—	—	—	—	—	(40,000)	—	(40,000)
Other comprehensive loss	—	—	—	—	—	—	(17,178)	(17,178)
Balance at September 30, 2018	24,737,470	$2,474	17,751,053	$1,775	$367,505	$379,232	$(23,311)	$727,675

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$31,403	$34,239
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,750	8,898
Net premium amortization on securities	12,855	14,505
Depreciation and amortization	6,083	6,787
Increase in cash surrender value of bank owned life insurance	(4,372)	(3,952)
Net gain on sale of premises and equipment	—	(11,321)
Deferred taxes, securities net gains or losses and others	(3,143)	2,151
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	2,543	(17,056)
Account payable, accrued liabilities and other liabilities	(6,430)	54,343
Net cash provided by operating activities	40,689	88,594

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(166,703)	(183,943)
Held to maturity securities	—	(42,770)
Federal Reserve Bank and Federal Home Loan Bank stock	(24,055)	(25,744)
Maturities, sales and calls of investment securities:
Available for sale	178,981	596,006
Held to maturity	3,335	116
Federal Reserve Bank and Federal Home Loan Bank stock	16,576	22,950
Net increase in loans	(153,019)	(413,788)
Proceeds from loan portfolio sales	60,856	55,691
Purchase of bank owned life insurance	—	(30,000)
Net (purchases) proceeds from sales of premises and equipment, and others	(5,556)	26,457
Net proceeds from sale of subsidiary	7,500	—
Net cash (used in) provided by investing activities	(82,085)	4,975

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(266,159)	(403,547)
Net increase in time deposits	132,689	324,429
Net decrease in securities sold under agreements to repurchase	—	(15,000)
Proceeds from Advances from the Federal Home Loan Bank and other banks	941,000	1,089,500
Repayments of Advances from the Federal Home Loan Bank and other banks	(776,000)	(1,027,500)
Dividend paid	(40,000)	—
Net cash used in financing activities	(8,470)	(32,118)
Net (decrease) increase in cash and cash equivalents	(49,866)	61,451

Cash and cash equivalents
Beginning of period	153,445	134,989
End of period	$103,579	$196,440

Supplemental disclosures of cash flow information
Cash paid:
Interest	$63,987	$44,405
Income taxes	18,649	7,931

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Mercantil Bank Holding Corporation (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has two principal subsidiaries, Amerant Investments, Inc. a securities broker-dealer, and Amerant Trust, N.A.
As of December 31, 2017 the Company was a wholly owned subsidiary of Mercantil Servicios Financieros, C.A. (“MSF”). On March 15, 2018, MSF transferred ownership of 100% of the Company Shares to a non-discretionary common law, grantor trust governed by the laws of the State of Florida (the “Distribution Trust”). The Company and MSF are parties to an Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018 that provided for the spin-off (the “Spin-off”) of the Company from MSF.
On February 6, 2018, the Company filed amended and restated articles of incorporation with the Secretary of State of the State of Florida. Pursuant to this action, the total number of Class A and Class B common shares (“Company Shares”), which the Company is authorized to issue is 400,000,000 and 100,000,000, respectively. In addition, effective on February 6, 2018, the Company exchanged 100% of the 298,570,328 Class A and 215,188,764 Class B Company Shares outstanding, for 74,212,408 Class A and 53,253,157 Class B Company Shares. This facilitated the distribution of one share of Class A and Class B Company Shares for each outstanding share of MSF Class A and Class B common stock, respectively. See Note 22 to the audited consolidated financial statements as of December 31, 2017, which are included in the Company’s definitive Information Statement filed with the Securities and Exchange Commission (“SEC”) as Exhibit 99.1 to its Current Report on Form 8-K on August 10, 2018 (the “Information Statement”), and within the Company’s preliminary Registration Statement on Form S-1 filed with the SEC on October 5, 2018 (the “Registration Statement”).
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to MSF, or $0.94 per common share.
The Distribution Trust was established by MSF and the Company pursuant to a Distribution Trust Agreement, as amended, with a Texas trust company, unaffiliated with MSF, as trustee. The Distribution Trust held 80.1% of the Company Shares (the “Distributed Shares”) for the benefit of MSF’s Class A and Class B common shareholders of record (“Record Holders”) on April 2, 2018 (“Record Date”). The remaining 19.9% of all Company Shares of each Class held in the Distribution Trust for the benefit of MSF and its subsidiaries are the “Retained Shares.”
The Distributed Shares were distributed to MSF shareholders on August 10, 2018 (the “Distribution”). As a result of the Distribution, the Company is a separate company whose common stock has been listed on the Nasdaq Stock Market under the symbols “MBNAA” (for the Company’s Class A common stock) and “MBNAB” (for the Company’s Class B common stock). The Distribution Trust continues to hold the Retained Shares pending their sale or disposition by MSF or, in certain circumstances where there is a change in control of MSF, their contribution by MSF to the Company.
MSF, the Company and various individuals as Voting Trustees, entered into a Voting Trust Agreement (the “Voting Trust”) in October 2008 to promote the interests of the Bank and expand its business in the United States, and to provide continued appropriate corporate governance of the Bank upon the occurrence of certain changes or threatened changes in control of MSF not approved by MSF’s board of directors.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On July 24, 2018, the Voting Trust was terminated. The Company is now the sole shareholder of Mercantil Florida Bancorp, Inc. and the indirect owner of 100% of the Bank.
On August 8, 2018, the Company became subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Act”).
On October 23, 2018, the Company completed a 1-for-3 reverse stock split of the Company's issued and outstanding shares of its Class A and Class B common stock (the “Stock Split”). As a result of the Stock Split, every three shares of issued and outstanding Class A common stock were combined into one issued and outstanding share of Class A common stock, and every three shares of issued and outstanding Class B common stock were combined into one issued and outstanding share of Class B common stock, without any change in the par value per share. Fractional shares were issued and no cash was paid by the Company in respect of fractional shares or otherwise in the Stock Split. The Stock Split reduced the number of shares of Class A common stock issued and outstanding from 74,212,408 shares to approximately 24,737,470 shares, and reduced the number of shares of Class B common stock issued and outstanding from 53,253,157 shares to approximately 17,751,053 shares.
On October 24, 2018, the Company announced it will be rebranding as “Amerant.” The Company’s principal subsidiaries have adopted this name and logo. The Company will use the Amerant brand and will officially change its corporate name at its annual shareholders’ meeting in 2019.
As a result of the rebranding and in connection with the Stock Split, the Company's Class A and Class B common stock began trading on a Stock Split-adjusted basis on October 24, 2018 under the symbols “AMTB” (for the Company’s Class A common stock) and “AMTBB” (for the Company’s Class B common stock). All references made to share or per share amounts in these unaudited interim consolidated financial statements for the periods presented and applicable disclosures have been retroactively adjusted to reflect the Stock Split.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 and the accompanying footnote disclosures for the Company, which are included in the Information Statement and within the Registration Statement.
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements. Subsequent events have been evaluated through November 13, 2018, the date when these consolidated financial statements were available to be issued.
For a complete summary of our significant accounting policies, please see Note 1 to the audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, which are included in the Information Statement and within the Registration Statement.

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
Significant estimates made by management include: (i) the determination of the allowance for loan losses; (ii) the fair values of securities, bank owned life insurance and the reporting unit to which goodwill has been assigned during the annual goodwill impairment test; and (iii) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.

2.	Recently Issued Accounting Pronouncements
Issued and Adopted
Removal of Outdated OCC Guidance
In May 2018, the Financial Accounting Standards Board (“FASB”) issued amendments which removed outdated guidance related to the Office of the Comptroller of the Currency (“OCC”)’s Banking Circular 202, Accounting for Net Deferred Tax Changes. This guidance, which limited the net deferred tax debits that can be carried on a bank’s statement of condition for regulatory purposes, has been rescinded by the OCC. These amendments became effective immediately upon issuance and had no impact to the Company’s unaudited interim consolidated financial statements.
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
Issued and Not Yet Adopted
Emerging Growth Company
Section 107 of the JOBS Act provides that, as an “emerging growth company” we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available and consistent with bank regulatory requirements.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB issued amendments to the disclosure requirements for fair value measurements. The amendments modify the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.
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

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

3.	Securities
Amortized cost and approximate fair values of securities available for sale are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$837,796	$1,008	$(34,130)	$804,674
Corporate debt securities	369,496	2,332	(3,417)	368,411
U.S. government agency debt securities	266,758	210	(6,197)	260,771
Municipal bonds	176,825	10	(5,980)	170,855
Mutual funds	24,265	—	(1,355)	22,910
Commercial paper	500	—	—	500
	$1,675,640	$3,560	$(51,079)	$1,628,121

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$889,396	$1,784	$(15,514)	$875,666
Corporate debt securities	310,781	3,446	(835)	313,392
U.S. government agency debt securities	293,908	870	(3,393)	291,385
Municipal bonds	179,524	2,343	(1,471)	180,396
Mutual funds	24,262	—	(645)	23,617
U.S. treasury securities	2,700	2	(1)	2,701
	$1,700,571	$8,445	$(21,859)	$1,687,157
At September 30, 2018 and December 31, 2017, the Company had no foreign sovereign debt securities.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company’s investment securities available for sale with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$257,674	$(8,239)	$487,848	$(25,891)	$745,522	$(34,130)
U.S. government agency debt securities	111,541	(2,144)	129,299	(4,053)	240,840	(6,197)
Municipal bonds	88,908	(1,840)	76,246	(4,140)	165,154	(5,980)
Corporate debt securities	179,134	(2,475)	20,772	(942)	199,906	(3,417)
Mutual funds	—	—	22,665	(1,355)	22,665	(1,355)
	$637,257	$(14,698)	$736,830	$(36,381)	$1,374,087	$(51,079)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$333,232	$(2,956)	$485,555	$(12,558)	$818,787	$(15,514)
U.S. government agency debt securities	92,138	(728)	128,316	(2,665)	220,454	(3,393)
Municipal bonds	4,895	(8)	76,003	(1,463)	80,898	(1,471)
Corporate debt securities	94,486	(751)	3,694	(84)	98,180	(835)
Mutual funds	—	—	23,375	(645)	23,375	(645)
U.S. treasury securities	—	—	2,199	(1)	2,199	(1)
	$524,751	$(4,443)	$719,142	$(17,416)	$1,243,893	$(21,859)
At September 30, 2018 and December 31, 2017 debt securities issued by U.S. government-sponsored entities and agencies held by the Company were issued by institutions which the government has affirmed its commitment to support. The Company does not consider these securities to be other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not have the intent to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Unrealized losses on municipal and corporate debt securities, at September 30, 2018 and December 31, 2017, are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company does not consider these securities to be other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and management does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Amortized cost and approximate fair values of securities held to maturity, are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$83,408	$—	$(4,204)	$79,204
U.S. Government agency debt securities	2,916	—	(117)	2,799
	$86,324	$—	$(4,321)	$82,003

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$86,826	$47	$(441)	$86,432
U.S. Government agency debt securities	3,034	—	—	3,034
	$89,860	$47	$(441)	$89,466
Contractual maturities of securities at September 30, 2018 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$44,543	$44,234	$—	$—
After 1 year through 5 years	303,053	300,596	—	—
After 5 years through 10 years	239,839	235,495	—	—
After 10 years	1,063,940	1,024,886	86,324	82,003
No contractual maturities	24,265	22,910	—	—
	$1,675,640	$1,628,121	$86,324	$82,003
At September 30, 2018 and December 31, 2017, securities available for sale with a fair value of approximately $243 million and $246 million, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and advances from the FHLB.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

4.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	September 30, 2018	December 31, 2017
Real estate loans
Commercial real estate
Non-owner occupied	$1,792,708	$1,713,104
Multi-family residential	847,873	839,709
Land development and construction loans	401,339	406,940
	3,041,920	2,959,753
Single-family residential	509,460	512,754
Owner-occupied	710,125	610,386
	4,261,505	4,082,893
Commercial loans	1,470,222	1,354,755
Loans to financial institutions and acceptances	310,967	497,626
Consumer loans and overdrafts	116,585	130,951
	$6,159,279	$6,066,225
The amounts above include loans under syndication facilities of approximately $971 million and $989 million at September 30, 2018 and December 31, 2017, respectively.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $23.7 million and $31.9 million at September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
(in thousands)	Brazil	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$361	$134,090	$6,289	$140,740
Loans to financial institutions and acceptances	130,866	—	163,750	294,616
Commercial loans	3,365	—	83,902	87,267
Consumer loans and overdrafts (3)	5,022	28,022	6,081	39,125
	$139,614	$162,112	$260,022	$561,748
__________________

(1)	Loans to borrowers in 19 other countries; the total by country does not individually exceed 1% of total assets.

(2)	Mortgage loans secured by single-family residential properties located in the U.S.

(3)	Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges are suspended, if the deposits decline below the authorized credit line.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
(in thousands)	Brazil	Venezuela	Chile	Others (1)	Total
Real estate loans
Single-family residential (2)	$219	$145,069	$179	$7,246	$152,713
Loans to financial institutions and acceptances	129,372	—	93,000	258,811	481,183
Commercial loans	8,451	—	—	60,843	69,294
Consumer loans and overdrafts (3)	3,046	37,609	1,364	10,060	52,079
	$141,088	$182,678	$94,543	$336,960	$755,269
__________________

(1)	Loans to borrowers in 18 other countries; the total by country does not individually exceed 1% of total assets.

(2)	Mortgage loans secured by single-family residential properties located in the U.S.

(3)	Mostly comprised of credit card extensions of credit secured to customers with deposits with the Bank. Charging privileges are suspended, if the deposits decline below the authorized credit line.

The analysis of the loan portfolio delinquencies by class, including nonaccrual loans, as of September 30, 2018 and December 31, 2017 are summarized in the following tables:

	September 30, 2018
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,792,708	$1,792,639	$69	$—	$—	$69	$10,244	$—
Multi-family residential	847,873	847,873	—	—	—	—	—	—
Land development and construction loans	401,339	401,339	—	—	—	—	—	—
	3,041,920	3,041,851	69	—	—	69	10,244	—
Single-family residential	509,460	502,345	618	1,765	4,732	7,115	7,047	251
Owner-occupied	710,125	708,487	1,094	355	189	1,638	4,808	—
	4,261,505	4,252,683	1,781	2,120	4,921	8,822	22,099	251
Commercial loans	1,470,222	1,468,777	371	422	652	1,445	6,461	—
Loans to financial institutions and acceptances	310,967	310,967	—	—	—	—	—	—
Consumer loans and overdrafts	116,585	115,066	402	269	848	1,519	57	834
	$6,159,279	$6,147,493	$2,554	$2,811	$6,421	$11,786	$28,617	$1,085

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,713,104	$1,712,624	$—	$—	$480	$480	$489	$—
Multi-family residential	839,709	839,709	—	—	—	—	—	—
Land development and construction loans	406,940	406,940	—	—	—	—	—	—
	2,959,753	2,959,273	—	—	480	480	489	—
Single-family residential	512,754	501,393	6,609	2,750	2,002	11,361	5,004	226
Owner-occupied	610,386	602,643	3,000	174	4,569	7,743	12,227	—
	4,082,893	4,063,309	9,609	2,924	7,051	19,584	17,720	226
Commercial loans	1,354,755	1,350,667	385	5	3,698	4,088	8,947	—
Loans to financial institutions and acceptances	497,626	497,626	—	—	—	—	—	—
Consumer loans and overdrafts	130,951	130,846	57	29	19	105	55	—
	$6,066,225	$6,042,448	$10,051	$2,958	$10,768	$23,777	$26,722	$226
At September 30, 2018 and December 31, 2017, loans with an outstanding principal balance of $1,675 million and $1,476 million, respectively, were pledged as collateral to secure advances from the FHLB.

5.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and nine months periods ended September 30, 2018 and 2017, and its allocation by impairment methodology and the related investment in loans, net as of September 30, 2018 and 2017 are summarized in the following tables:

	Three Months Ended September 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$28,693	$29,784	$3,317	$8,137	$69,931
Provision for (reversal of) loan losses	386	1,016	(482)	680	1,600
Loans charged-off
Domestic	—	(526)	—	(66)	(592)
International	—	(1,421)	—	(283)	(1,704)
Recoveries	—	187	—	49	236
Balances at end of the period	$29,079	$29,040	$2,835	$8,517	$69,471

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(2,249)	(199)	(1,527)	5,725	1,750
Loans charged-off
Domestic	—	(3,263)	—	(183)	(3,446)
International	—	(1,473)	—	(913)	(2,386)
Recoveries	38	1,288	—	227	1,553
Balances at end of the period	$29,079	$29,040	$2,835	$8,517	$69,471

	September 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$5,783	$969	$—	$1,620	$8,372
Collectively evaluated	23,296	28,071	2,835	6,897	61,099
	$29,079	$29,040	$2,835	$8,517	$69,471
Investment in loans, net of unearned income
Individually evaluated	$10,965	$11,887	$—	$4,538	$27,390
Collectively evaluated	2,991,808	2,288,635	311,324	540,122	6,131,889
	$3,002,773	$2,300,522	$311,324	$544,660	$6,159,279

	Three Months Ended September 30, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$34,840	$40,201	$3,976	$3,689	$82,706
Provision for (reversal of) loan losses	2,074	(2,872)	414	1,539	1,155
Loans charged-off
Domestic	—	(30)	—	(9)	(39)
International	—	(125)	—	(280)	(405)
Recoveries	693	425	—	99	1,217
Balances at end of the period	$37,607	$37,599	$4,390	$5,038	$84,634

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$30,713	$40,897	$5,304	$4,837	$81,751
Provision for (reversal of) loan losses	6,130	3,823	(914)	(141)	8,898
Loans charged-off
Domestic	(97)	(1,445)	—	(137)	(1,679)
International	—	(6,167)	—	(757)	(6,924)
Recoveries	861	491	—	1,236	2,588
Balances at end of the period	$37,607	$37,599	$4,390	$5,038	$84,634

	September 30, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$—	$3,107	$—	$—	$3,107
Collectively evaluated	37,607	34,492	4,390	5,038	81,527
	$37,607	$37,599	$4,390	$5,038	$84,634
Investment in loans, net of unearned income
Individually evaluated	$8,744	$24,493	$—	$1,828	$35,065
Collectively evaluated	2,797,265	2,266,440	471,445	546,756	6,081,906
	$2,806,009	$2,290,933	$471,445	$548,584	$6,116,971

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2018	$2,000	$31,847	$—	$3,272	$37,119
2017	$—	$14,545	$7,000	$3,131	$24,676

Nine Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2018	$2,000	$47,577	$—	$11,279	$60,856
2017	$91	$34,202	$14,677	$10,794	$59,764

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year-To-Date Average	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$10,244	$—	$10,244	$10,580	$10,295	$5,783
Multi-family residential	—	721	721	727	726	—
Land development and construction loans	—	—	—	—	—	—
	10,244	721	10,965	11,307	11,021	5,783
Single-family residential	4,553	282	4,835	4,264	4,842	1,760
Owner-occupied	172	4,788	4,960	5,833	4,954	77
	14,969	5,791	20,760	21,404	20,817	7,620
Commercial loans	2,019	4,579	6,598	8,374	7,861	743
Consumer loans and overdrafts	22	10	32	13	156	9
	$17,010	$10,380	$27,390	$29,791	$28,834	$8,372
During the three and nine months ended September 30, 2018, the Company recognized interest income of $11 thousand and $119 thousand, respectively, on impaired loans.

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

During the three and nine months ended September 30, 2017, the Company recognized interest income of $24.1 thousand and $1.1 million, respectively, on impaired loans.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The recorded investment in loans considered troubled debt restructurings (“TDRs”) completed during the nine months ended September 30, 2018 totaled approximately $12.7 million, which includes $10.2 million in a commercial real estate non-owner occupied loan, $1.9 million in a real estate owner-occupied loan and $0.6 million in a commercial loan. During the nine months ended September 30, 2018, the Company charged off $1.1 million against the allowance for loan losses as a result of these TDR loans. As of September 30, 2018, there were no TDRs completed since September 30, 2017 which subsequently defaulted under the modified terms of the loan agreement. As of September 30, 2018, all TDR loans were primarily real estate and commercial loans under modified terms that did not substantially impact the allowance for loan losses since the recorded investment in these impaired loans corresponded to their realizable value, which approximated their fair values, or higher, prior to their designation as TDR.
Credit Risk Quality
The Company’s investment in loans by credit quality indicators as of September 30, 2018 and December 31, 2017 are summarized in the following tables:

	September 30, 2018
	Credit Risk Rating
		Classified
(in thousands)	Nonclassified	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,782,188	$10,520	$—	$—	$1,792,708
Multi-family residential	847,873	—	—	—	847,873
Land development and construction loans	401,339	—	—	—	401,339
	3,031,400	10,520	—	—	3,041,920
Single-family residential	502,096	7,364	—	—	509,460
Owner-occupied	703,278	6,847	—	—	710,125
	4,236,774	24,731	—	—	4,261,505
Commercial loans	1,460,907	8,716	599	—	1,470,222
Loans to financial institutions and acceptances	310,967	—	—	—	310,967
Consumer loans and overdrafts	110,648	5,937	—	—	116,585
	$6,119,296	$39,384	$599	$—	$6,159,279

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
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion and $1.2 billion at September 30, 2018 and December 31, 2017, respectively. Time deposits in denominations of $250,000 or more amounted to approximately $723 million and $624 million at September 30, 2018 and December 31, 2017, respectively. Time deposits include brokered time deposits, all in denominations of less than $100,000. As of September 30, 2018 and December 31, 2017 brokered time deposits amounted to $643 million and $780 million, respectively.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.	Advances From the Federal Home Loan Bank and Other Borrowings
The Company had outstanding advances from the FHLB and other borrowings. These borrowings bear fixed interest rates or variable rates based on 3-month LIBOR as follows:

Year of Maturity	Interest Rate	September 30, 2018	December 31, 2017
(in thousands, except percentages)
2018	0.90% to 2.38%	$437,000	$567,000
2019	1.00% to 3.86%	225,000	155,000
2020	1.50% to 2.74%	306,000	211,000
2021	1.93% to 3.08%	210,000	240,000
2022 and after	2.48% to 3.14%	160,000	—
		$1,338,000	$1,173,000

8.	Derivative Instruments
At September 30, 2018 and December 31, 2017 the fair values of the Company’s derivative instruments were as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$16,627	$—	$5,462	$—
Interest rate swaps not designated as hedging instruments:
Customers	—	760	1,375	—
Third party broker	760	—	—	1,375
	760	760	1,375	1,375
Interest rate caps not designated as hedging instruments:
Customers	—	1,209	—	195
Third party broker	1,209	—	195	—
	1,209	1,209	195	195
	$18,596	$1,969	$7,032	$1,570
Derivatives Designated as Hedging Instruments
At September 30, 2018 and December 31, 2017 the Company’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
As of September 30, 2018 and December 31, 2017, respectively, the Company had 16 and 15 interest rate swap contracts with total notional amounts of $280 million and $255 million, respectively, that were designated as cash flow hedges of floating rate interest payments on the currently outstanding and expected subsequent rollover of FHLB advances. The Company expects the hedge relationships to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the three and nine months ended September 30, 2018 and 2017.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedging Instruments
At September 30, 2018 and December 31, 2017, the Company had four and one interest rate swap contracts with customers with a total notional amount of $64.6 million and $54.6 million, respectively. These instruments involve a variable-rate payment to the customer in exchange for the Company receiving from the customer a fixed-rate payment over the life of the contract. In addition, at September 30, 2018 and December 31, 2017, the Company had interest rate swap mirror contracts with a third party broker with similar terms.
At September 30, 2018 and December 31, 2017, the Company had thirteen and seven interest rate cap contracts with customers with a total notional amount of $286.1 million and $162.1 million, respectively. In addition, at September 30, 2018 and December 31, 2017, the Company had interest rate cap mirror contracts with a third party broker with similar terms.

9.	Net Gain on Sale of Premises and Equipment
During the three months ended September 30, 2017, the Company sold one property in New York City (the “New York Building”) with a carrying value of approximately $17.6 million and realized a net gain on sale of approximately $10.5 million. During the nine months ended September 30, 2017, the Company sold the New York Building and another property with a carrying value of approximately $19.1 million and realized net aggregate gains on sale of approximately $11.3 million. There were no significant sales of property and equipment during the same periods in 2018.

10.	Income Taxes
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
The effective combined federal and state tax rates for the nine months ended September 30, 2018 and 2017 were 25.34% and 31.51%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecast permanent non-taxable interest and other income, and the impact of permanent non-deductible discrete expense items incurred during the period, which primarily include the non-deductible Spin-off costs and the effect of corporate state taxes.
11.    Accumulated Other Comprehensive Loss (“AOCL”):
The components of AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2018			December 31, 2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities	$(47,519)	$11,618	$(35,901)	$(13,415)	$2,884	$(10,531)
Unrealized gains on interest rate swaps designated as cash flow hedges	16,627	(4,037)	$12,590	5,602	(1,204)	$4,398
Total AOCL	$(30,892)	$7,581	$(23,311)	$(7,813)	$1,680	$(6,133)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The components of other comprehensive loss for the periods presented is summarized as follows:

	Three Months Ended September 30,
	2018			2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized (losses) gains on available for sale securities:
Change in fair value arising during the period	$(6,537)	$1,599	$(4,938)	$2,945	$(1,047)	$1,898
Reclassification adjustment for net losses included in net income	15	(4)	11	1,842	(653)	1,189
	(6,522)	1,595	(4,927)	4,787	(1,700)	3,087
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	2,437	(597)	1,840	(483)	170	(313)
Reclassification adjustment for net interest (income) expense included in net income	(227)	56	(171)	451	(159)	292
	2,210	(541)	1,669	(32)	11	(21)
Total other comprehensive (loss) income	$(4,312)	$1,054	$(3,258)	$4,755	$(1,689)	$3,066

	Nine Months Ended September 30,
	2018			2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized (losses) gains on available for sale securities:
Change in fair value arising during the period	$(34,103)	$8,734	$(25,369)	$14,653	$(5,203)	$9,450
Reclassification adjustment for net (gains) losses included in net income	(1)	—	(1)	1,687	(598)	1,089
	(34,104)	8,734	(25,370)	16,340	(5,801)	10,539
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	11,045	(2,836)	8,209	(3,553)	1,261	(2,292)
Reclassification adjustment for net interest (income) expense included in net income	(20)	3	(17)	1,595	(566)	1,029
	11,025	(2,833)	8,192	(1,958)	695	(1,263)
Total other comprehensive (loss) income	$(23,079)	$5,901	$(17,178)	$14,382	$(5,106)	$9,276

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

12.    Commitments and Contingencies
The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.5 million for each of the three months ended September 30, 2018 and 2017, and $4.5 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2018 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$843,850
Credit card facilities	202,873
Standby letters of credit	20,447
Commercial letters of credit	41
$1,067,211
13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$804,674	$—	$804,674
Corporate debt securities	—	368,411	—	368,411
U.S. government agency debt securities	—	260,771	—	260,771
Municipal bonds	—	170,855	—	170,855
Mutual funds	—	22,910	—	22,910
Commercial paper	—	500	—	500
	—	1,628,121	—	1,628,121
Bank owned life insurance	—	204,690	—	204,690
Derivative instruments	—	18,596	—	18,596
	$—	$1,851,407	$—	$1,851,407
Liabilities
Derivative instruments	$—	$1,969	$—	$1,969

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$875,666	$—	$875,666
Corporate debt securities	—	313,392	—	313,392
U.S. government agency debt securities	—	291,385	—	291,385
Municipal bonds	—	180,396	—	180,396
Mutual funds	—	23,617	—	23,617
U.S. treasury securities	—	2,701	—	2,701
	—	1,687,157	—	1,687,157
Bank owned life insurance	—	200,318	—	200,318
Derivative instruments	—	7,032	—	7,032
	$—	$1,894,507	$—	$1,894,507
Liabilities
Derivative instruments	$—	$1,570	$—	$1,570
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2018. The following table presents the major category of assets measured at fair value on a nonrecurring basis at December 31, 2017:

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

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,809,731	$2,689,753	$2,682,790	$2,566,197
Financial liabilities
Time deposits	1,736,021	1,724,786	1,466,464	1,461,908
Advances from the Federal Home Loan Bank	1,336,000	1,329,389	1,161,000	1,164,686
Junior subordinated debentures	118,110	100,331	118,110	95,979

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

14.	Segment Information
The following tables provide a summary of the Company’s financial information as of September 30, 2018 and December 31, 2017 and for the three and nine months periods ended September 30, 2018 and 2017 on a managed basis. The Company’s definition of managed basis starts with the reported U.S. GAAP results and includes funds transfer pricing (“FTP”) compensation and allocations of direct and indirect expenses from overhead, internal support centers, and product support centers. This allows management to assess the comparability of results from period-to-period arising from segment operations. The corresponding income tax impact related to tax-exempt items is recorded within income tax (expense)/benefit.

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended September 30, 2018
Income Statement:
Net interest income	$49,817	$1,080	$700	$4,036	$55,633
Provision for (reversal of) loan losses	1,926	(1,090)	3	761	1,600
Net interest income after provision for (reversal of) loan losses	47,891	2,170	697	3,275	54,033
Noninterest income	5,520	92	1,840	5,498	12,950
Noninterest expense	40,242	748	3,029	8,023	52,042
Net income (loss) before income tax:
Banking	13,169	1,514	(492)	750	14,941
Non-banking contribution(1)	753	1	—	(754)	—
	13,922	1,515	(492)	(4)	14,941
Income tax (expense) benefit	(3,268)	(357)	658	(423)	(3,390)
Net income (loss)	$10,654	$1,158	$166	$(427)	$11,551

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Nine Months Ended September 30, 2018
Income Statement:
Net interest income	$143,603	$3,779	$3,598	$11,275	$162,255
Provision for (reversal of) loan losses	611	(1,315)	(443)	2,897	1,750
Net interest income after provision for (reversal of) loan losses	142,992	5,094	4,041	8,378	160,505
Noninterest income	16,936	290	7,241	17,414	41,881
Noninterest expense	119,585	3,391	8,823	28,526	160,325
Net income (loss) before income tax:
Banking	40,343	1,993	2,459	(2,734)	42,061
Non-banking contribution(1)	2,000	1	—	(2,001)	—
	42,343	1,994	2,459	(4,735)	42,061
Income tax (expense) benefit	(9,975)	(470)	1,054	(1,267)	(10,658)
Net income (loss)	$32,368	$1,524	$3,513	$(6,002)	$31,403

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
As of September 30, 2018
Loans, net(2)	$5,843,823	$313,735	$—	$(67,750)	$6,089,808
Deposits	$5,488,775	$14,955	$643,102	$42,671	$6,189,503

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended September 30, 2017
Income Statement:
Net interest income	$47,981	$2,181	$1,826	$3,078	$55,066
(Reversal of) provision for loan losses	(3,547)	(1,618)	(363)	6,683	1,155
Net interest income after (reversal of) provision for loan losses	51,528	3,799	2,189	(3,605)	53,911
Noninterest income	6,192	120	2,811	14,967	24,090
Noninterest expense	41,184	1,294	3,002	6,742	52,222
Net income before income tax:
Banking	16,536	2,625	1,998	4,620	25,779
Non-banking contribution(1)	1,120	17	—	(1,137)	—
	17,656	2,642	1,998	3,483	25,779
Income tax (expense) benefit	(6,295)	(942)	97	(1,297)	(8,437)
Net income	$11,361	$1,700	$2,095	$2,186	$17,342

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Nine Months Ended September 30, 2017
Income Statement:
Net interest income	$133,145	$7,084	$6,419	$8,210	$154,858
Provision for (reversal of) loan losses	6,265	(1,260)	(1,257)	5,150	8,898
Net interest income after provision for (reversal of) loan losses	126,880	8,344	7,676	3,060	145,960
Noninterest income	20,337	395	6,924	28,410	56,066
Noninterest expense	119,679	3,811	8,196	20,349	152,035
Net income before income tax:
Banking	27,538	4,928	6,404	11,121	49,991
Non-banking contribution(1)	3,469	39	—	(3,508)	—
	31,007	4,967	6,404	7,613	49,991
Income tax (expense) benefit	(11,025)	(1,765)	38	(3,000)	(15,752)
Net income	$19,982	$3,202	$6,442	$4,613	$34,239

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
As of December 31, 2017
Loans, net(2)(3)	$5,542,545	$521,616	$—	$(64,325)	$5,999,836
Deposits	$5,454,216	$18,670	$779,969	$70,118	$6,322,973

__________________

(1)	Non-banking contribution reflects allocations of the net results of the Trust Company and Investment Services subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $5.6 million which are allocated to PAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has two principal subsidiaries, Amerant Trust, N.A. (the “Trust Company”) and Amerant Investments, Inc., a securities broker-dealer (the “Investment Services”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Form 10-Q, as well as the information contained in the Company’s definitive Information Statement filed with the SEC as Exhibit 99.1 to its Current Report on Form 8-K on August 10, 2018 (the “Information Statement”) and the Company’s preliminary Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on October 5, 2018 (the “Registration Statement”).
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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in our Information Statement, our Registration Statement, and our other reports filed with the SEC.
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•
our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets which assume, among other things, modestly increasing interest rates over the next two years, and continued growth in our domestic loans, funded with increasing domestic deposits, increased cross-selling of services, increased efficiency and cost savings;

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, especially those affecting our Venezuela depositors, including seasonality;

•	business and economic conditions, generally and especially in our primary market areas;

•	our ability to successfully manage our credit risks and the sufficiency of our allowance for possible loan losses;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

•	compliance with the Bank Secrecy Act, OFAC rules and anti-money laundering laws and regulations, especially given our exposure to Venezuela customers;

•	governmental monetary and fiscal policies;

•	the effectiveness of our enterprise risk management framework, including internal controls;

•
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential and CRE;

•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company and the Bank;

•
the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses, valuations of assets and liabilities and other estimates;

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, hurricanes or other catastrophic events that may affect general economic conditions;

•	the effects of recent and future legislative and regulatory changes, including changes in banking, securities, tax and trade laws and regulations, and their application by our regulators;

•	our ability to continue to increase our core domestic deposits, while seeking to maintain our foreign deposits;

•	the occurrence of fraudulent activity, data breaches or failures of our information security controls or cybersecurity-related incidents that may compromise our systems or customers’ information;

•	interruptions involving our information technology and telecommunications systems or third-party servicers;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;

•	the costs and obligations associated with being a public company;

•	our ability to maintain our strong reputation;

•	claims or legal actions to which we may be subject; and

•
the other factors and information in this report and other filings that we make with the SEC under the Exchange Act and Securities Act, including the Information Statement and the Registration Statement. See “Risk Factors” in the Information Statement and Registration Statement.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the Company’s Registration Statement. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future financial condition, results. You should not rely on any forward-looking statements as predictions of future events.
All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise.

OVERVIEW
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Trust Company and Investment Services subsidiaries. The Bank’s primary markets are South Florida, where we operate 15 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have eight banking centers in Harris and Montgomery counties; and the New York City area where we have a loan production office in Midtown Manhattan. We have no foreign offices.
Our Business Strategy
We recently conducted a strategic review with the assistance of a nationally known consulting firm to evaluate our post Spin-off business strategy as an independent company. As part of our Spin-off from MSF, our business model and product offerings are being simplified and focused on U.S. domestic lending.
We have adopted and are in the early stages of implementing our strategic plan to simplify our business model and focus our activities as a community bank serving our domestic customers and select foreign depositors, and wealth management and fiduciary customers.
Our strategic objectives include:

•	Increase domestic core deposits by bundling products and improving customer and market data to improve deposit offerings and gain a greater share of each customer’s business;

•
Enhance retail and commercial sales approaches with better data and customer relationship management, or CRM, tools, improved banking centers of the future, and a consultative approach to identify and meet customer needs, while reducing banking center occupancy and staffing costs;

•
Replace the approximately $300 million of low yielding foreign Corporate LATAM loans outstanding at September 30, 2018 as these mature this year and in the first quarter of 2019, with higher margin domestic loans;

•
Focus on domestic lending opportunities, especially relationship-driven consumer loans (including residential first mortgages and home equity loans), retail lending (including personal and small business loans) and C&I and CRE loans, which may improve our returns at lower risks than various types of credit we have made historically;

•
Improve cross-selling among all business lines, with a focus on attracting core deposits, fee income and loans, while building broader, more profitable customer relationships, including wealth management;

•	Increase non-interest fee income through our cash management products, interest rate swaps, private banking and wealth management services;

•	Build our scalable wealth management business with more domestic, as well as international customers;

•
Expand by four new banking centers of the future in South Florida through 2020, reconfigure banking centers to smaller banking center of the future facilities, and relocate certain banking centers to better locations as existing leases expire;

•	Improve the customer experience by:
◦improving online and mobile banking for retail and commercial customers;
◦transforming our banking centers to provide a seamless retail banking experience with staff focused on consultative customer service across the full range of products we offer with less emphasis on routine transactions;
◦streamlining and speeding product applications, transactions and customer processes compliant with regulatory requirements, such as data privacy and anti-money laundering; and
◦providing quicker decisions on customer requests while maintaining accountability and appropriate credit and compliance standards;

•
Reduce the number of our computer applications and programs and streamline our processes to increase efficiency through approximately $10 to $15 million of technology investments over the next 3 years;

•	Reduce staffing generally, including as a result of more automated and better integrated systems, and reduced staffing in the banking centers of the future;

•	Improve the quality and reduce the costs of our capital by redeeming approximately $53.9 million of high cost, fixed rate trust preferred securities;

•	Reduce and reorganize the space we occupy in our main office to increase the amount and attractiveness of space available for lease to third parties;

•	Expand and improve the capabilities of our online bank to offer deposit accounts nationwide; and

•	Align responsibilities and incentives to achieve these goals.
Our Segments
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

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, return on assets and return on equity.
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
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to the trading volume of our customer’s transactions, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody accounts declined $63.8 million, or 3.65%, to $1.69 billion at September 30, 2018 from $1.75 billion at December 31, 2017, primarily due to our decision to close certain foreign customer accounts.
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
We have historically provided certain administrative services to MSF’s non-U.S. affiliates under certain service agreements with arms-length terms and charges. Income from this source changes based on changes to the direct costs associated with providing the services and based on changes to the amount and scope of services provided which are reviewed periodically. We will continue to provide these services for transition periods of 12-18 months after the Spin-off, unless sooner terminated. All services are billed by us and paid by MSF’s non-U.S. affiliates in U.S. dollars. For the nine months ended September 30, 2018, we were paid approximately $1.7 million for these services. MSF’s non-U.S. affiliates do not currently provide any material services to us for which they are compensated.
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

Other operating expenses include the incremental cost associated with servicing the large number of shareholders we have post-Spin-off, offset to the extent such shareholders consent to electronic delivery of documents that we are required by SEC rules to send to shareholders.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. On October 24, 2018, our Bank, Trust Company and Investment Services subsidiaries adopted the “Amerant” name and brand, or the “New Brand.” We expect to incur approximately $6 to $7 million in 2018 and 2019 to rebrand our organization. Of this amount, approximately $1.2 million is expected to be spent for signage that will be capitalized and amortized over the remaining lives of owned buildings and over the remaining terms of leased facilities. Approximately $250,000 of software costs will be amortized over three years. The remainder will be expensed.
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
Annually, our allowance for loan loss model is reviewed and updated to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our segments, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our access to fully-insured time deposits under $250,000 brokered by third-party financial firms in the U.S. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets to be readily converted into cash without undue loss, the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.

Performance Highlights
Performance highlights for the three months ended September 30, 2018 include the following (See “ Financial Highlights” for an explanation of non-GAAP financial measures):

•	Net income for the three months ended September 30, 2018 was $11.6 million , up 10.82% from the previous three months ended June 30, 2018.

•
Net interest income for the three months ended September 30, 2018 was $55.6 million, up slightly from the preceding three months. Net interest income for the nine months ended September 30, 2018 was up 4.78% from the same nine months of 2017.

•
Net income for the nine months ended September 30, 2018 was $31.4 million, down 8.28% from the first nine months of 2017 due to a one-time gain of $10.5 million on the sale of our New York City office in the third quarter of 2017. Adjusted for spin-off costs in the first nine months of 2018 and the $10.5 million one-time gain in the third quarter of 2017, net income was up 39.54% for the nine months ended September 30, 2018 over the same period.

•	Total loans increased 1.53% year to date, and commercial real estate loans increased 5.62% for the 12 preceding months.

•
The Company’s annualized return on assets (“ROA”) and return on equity (“ROE”) for the most recent three months increased to 0.55% and 6.13%, respectively, from 0.50% and 5.57% from the prior quarter. ROA and ROE adjusted for spin-off costs and the 2017 gain on sale of our New York City office increased to 0.57% and 6.35%, respectively, from the 2017 third quarter adjusted ROA and ROE of 0.48% and 5.23%, respectively.

•	The Company’s efficiency ratio improved to 75.88% in the last quarter from 76.31% in the immediately preceding second quarter.

•	We expect to incur significant additional operating costs within the next 12 months, including marketing, advertising and other expenses, in connection with our rebranding as “Amerant.”

•	Strong capital ratios above regulatory minimums to be considered “well capitalized” continue to support growth and our interest-earning assets rebalancing strategy.

•
The Company completed a 1-for-3 stock split on October 23, 2018 and began trading on the Nasdaq Global Select Market on a split-adjusted basis on October 24, 2018 under the symbols “AMTB” (for the Company’s Class A common stock) and “AMTBB” (for the Company’s Class B common stock).

Financial Highlights
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2018 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	September 30, 2018	December 31, 2017
	(in thousands)
Consolidated Balance Sheets
Total assets	$8,435,802	$8,436,767
Total investment securities	1,791,859	1,846,951
Total loan portfolio (1)	6,159,279	6,066,225
Allowance for loan losses	69,471	72,000
Total deposits	6,189,503	6,322,973
Junior subordinated debentures	118,110	118,110
Advances from the FHLB and other borrowings	1,338,000	1,173,000
Stockholders' equity	727,675	753,450

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Consolidated Results of Operations
Net interest income	$55,633	$55,066	$162,255	$154,858
Provision for loan losses	1,600	1,155	1,750	8,898
Noninterest income	12,950	24,090	41,881	56,066
Noninterest expense	52,042	52,222	160,325	152,035
Net income	11,551	17,342	31,403	34,239
Basic and diluted income per common share(2)	0.27	0.41	0.74	0.81
Cash dividend declared per common share (2)	—	—	0.94	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts and percentages)
Other Financial and Operating Data(3)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM)(4)	2.83%	2.78%	2.74%	2.60%
Net income / Average total assets (ROA) (5)	0.55%	0.81%	0.50%	0.54%
Net income / Average stockholders' equity (ROE) (6)	6.13%	8.89%	5.63%	6.14%

Capital Adequacy Indicators
Total capital ratio (7)	12.81%	12.92%	12.81%	12.92%
Tier 1 capital ratio (8)	11.88%	11.74%	11.88%	11.74%
Tier 1 leverage ratio (9)	9.95%	9.93%	9.95%	9.93%
Common equity tier 1 capital ratio (CET1)(10)	10.34%	10.21%	10.34%	10.21%
Tangible common equity ratio (11)	8.40%	8.57%	8.40%	8.57%
Tangible book value per common share	$16.63	$17.11	$16.63	$17.11

Asset Quality Indicators (%)
Non-performing assets / Total assets(12)	0.35%	0.47%	0.35%	0.47%
Non-performing loans / Total loan portfolio (1) (13)	0.48%	0.65%	0.48%	0.65%
Allowance for loan losses / Total non-performing loans (13) (14)	233.89%	213.13%	233.89%	213.13%
Allowance for loan losses / Total loan portfolio (1) (14)	1.13%	1.38%	1.13%	1.38%
Net charge-offs (recoveries)/ Average total loan portfolio (15)	0.14%	(0.05)%	0.10%	0.14%

Efficiency Indicators
Noninterest expense / Average total assets (5)	2.46%	2.44%	2.54%	2.39%
Personnel expense / Average total assets (5)	1.61%	1.60%	1.63%	1.54%
Efficiency ratio (16)	75.88%	65.97%	78.54%	72.08%

Adjusted Selected Consolidated Results of Operations and Other Data(17)
Adjusted noninterest income	$12,950	$13,621	$41,881	$45,597
Adjusted noninterest expense	51,766	52,222	154,011	152,035
Adjusted net income before income tax	15,217	15,310	48,375	39,522
Adjusted net income	11,970	10,193	37,801	27,090
Adjusted basic and diluted earnings per share	0.28	0.24	0.89	0.64
Adjusted net income / Average total assets (ROA) (5)	0.57%	0.48%	0.60%	0.43%
Adjusted net income / Average stockholders' equity (ROE) (6)	6.35%	5.23%	6.78%	4.86%
Adjusted noninterest expense / Average total assets (5)	2.45%	2.44%	2.44%	2.39%
Adjusted efficiency ratio (18)	75.48%	76.03%	75.45%	75.84%

__________________
(1) Outstanding loans are net of deferred loan fees and costs, excluding the allowance for loan losses.
(2) The earnings per common share reflect the reverse stock split which reduced the number of outstanding shares on a 1-for-3 basis. See Note 1 of our interim consolidated financial statements as of and for the nine months ended September 30, 2018 for more details on the reverse stock split.
(3) Operating data for the three and nine month periods ended September 30, 2018 and 2017 have been annualized.
(4) Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, investment securities, deposits with banks and other financial assets which, yield interest or similar income.
(5) Calculated based upon the average daily balance of total assets, excluding assets under management and custody.
(6) Calculated based upon the average daily balance of stockholders’ equity.
(7) Total capital divided by total risk-weighted assets, calculated according to the standardized capital ratio calculations.
(8) Tier 1 capital divided by total risk-weighted assets.
(9) Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 capital plus outstanding qualifying trust preferred securities of $114.1 million at September 30, 2018 and 2017.
(10) Common Equity Tier 1 capital divided by total risk-weighted assets.
(11) Tangible common equity is calculated as the ratio of tangible common equity divided by total assets less goodwill and other intangible assets.
(12) Non-performing assets include all non-performing loans and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $29.7 million and $39.7 million as of September 30, 2018 and 2017, respectively.
(13) Non-performing loans include all accruing loans past due by more than 90 days, and all nonaccrual loans. Non-performing loans were $29.7 million and $39.7 million as of September 30, 2018 and 2017, respectively.
(14) Allowance for loan losses was $69.5 million and $84.6 million as of September 30, 2018 and 2017, respectively. See Note 5 to our audited consolidated financial statements in the Registration Statement and Note 5 to our unaudited interim consolidated financial statements for more details on our impairment models.
(15) Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.
(16) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.
(17) This presentation contains adjusted financial information, including adjusted noninterest expenses, adjusted net income before income taxes, and the other adjusted items shown, determined by methods other than GAAP.

The adjusted numbers take out the costs incurred by the Company in 2018 related to the Spin-off and certain non-recurring transactions and events. Spin-off costs, which commenced in the last quarter of 2017 and continued during the quarter ended September 30, 2018, are not deductible for Federal and state income tax purposes. The Company believes these adjusted numbers are useful to understand the Company’s performance absent these transactions and events. The following table reconciles these non-GAAP financial measurements as of and for periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts and percentages)

Total noninterest income	$12,950	$24,090	$41,881	$56,066
Less: net gain on sale of New York building	—	(10,469)	—	(10,469)
Adjusted noninterest income	$12,950	$13,621	$41,881	$45,597

Total noninterest expenses	$52,042	$52,222	$160,325	$152,035
Less Spin-off costs:
Legal fees	186	—	3,186	—
Accounting and consulting fees	90	—	1,384	—
Additional contribution to non-qualified deferred compensation plan on behalf of participants to mitigate tax effects of unexpected early distribution (19)	—	—	1,200	—
Other expenses	—	—	544	—
Total Spin-off costs	$276	$—	$6,314	$—
Adjusted noninterest expenses	$51,766	$52,222	$154,011	$152,035

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts and percentages)

Total net income before income tax	$14,941	$25,779	$42,061	$49,991
Plus: total Spin-off costs	276	—	6,314	—
Less: net gain on sale of New York Building	—	(10,469)	—	(10,469)
Adjusted net income before income tax	$15,217	$15,310	$48,375	$39,522

Total net income	$11,551	$17,342	$31,403	$34,239
Plus after-tax total Spin-off costs:
Total Spin-off costs before income tax effect	276	—	6,314	—
Income tax effect (20)	143	—	84	—
Total after-tax Spin-off costs	419	—	6,398	—
Less after-tax net gain on sale of New York building:
Net gain on sale of New York building before income tax effect	—	(10,469)	—	(10,469)
Income tax effect (21)	—	3,320	—	3,320
Total after-tax net gain on sale of New York building	—	(7,149)	—	(7,149)
Adjusted net income	$11,970	$10,193	$37,801	$27,090

Basic and diluted income per common share	$0.27	$0.41	$0.74	$0.81
Plus: after tax impact of total Spin-off costs	0.01	—	0.15	—
Less: after-tax net gain on sale of New York building	—	(0.17)	—	(0.17)
Total adjusted basic and diluted income per common share	$0.28	$0.24	$0.89	$0.64

Net income / Average total assets (ROA) (5)	0.55%	0.81%	0.50%	0.54%
Plus: after tax impact of total Spin-off costs	0.02%	—%	0.10%	—%
Less: after-tax net gain on sale of New York building	—%	(0.33)%	—%	(0.11)%
Adjusted net income / Average total assets (ROA) (5)	0.57%	0.48%	0.60%	0.43%

Net income / Average stockholders' equity (ROE) (6)	6.13%	8.89%	5.63%	6.14%
Plus: after tax impact of total Spin-off costs	0.22%	—%	1.15%	—%
Less: after-tax net gain on sale of New York building	—%	(3.66)%	—%	(1.28)%
Adjusted net income / stockholders' equity (ROE) (6)	6.35%	5.23%	6.78%	4.86%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts and percentages)
Noninterest expense / Average total assets (5)	2.46%	2.44%	2.54%	2.39%
Less: impact of total Spin-off costs	(0.01)%	—%	(0.10)%	—%
Adjusted Noninterest expense / Average total assets (5)	2.45%	2.44%	2.44%	2.39%

Efficiency ratio (16)	75.88%	65.97%	78.54%	72.08%
Less: impact of total Spin-off costs	(0.40)%	—%	(3.09)%	—%
Plus: after-tax net gain on sale of New York building	—%	10.06%	—%	3.76%
Adjusted efficiency ratio (18)	75.48%	76.03%	75.45%	75.84%

Stockholders' equity	$727,675	$748,252	$727,675	$748,252
Less: goodwill and other intangibles	(21,078)	(21,233)	(21,078)	(21,233)
Tangible common stockholders' equity	$706,597	$727,019	$706,597	$727,019
Total assets	8,435,802	8,503,489	8,435,802	8,503,489
Less: goodwill and other intangibles	(21,078)	(21,233)	(21,078)	(21,233)
Tangible assets	$8,414,724	$8,482,256	$8,414,724	$8,482,256
Common shares outstanding	42,489	42,489	42,489	42,489
Tangible common equity ratio (11)	8.40%	8.57%	8.40%	8.57%
Tangible book value per common share	$16.63	$17.11	$16.63	$17.11

(18) Adjusted efficiency ratio is the efficiency ratio less the effect of total Spin-off costs and the sale of the New York Building.
(19) The Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution is taxable to plan participants as ordinary income during 2018. We partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they will incur as a result of the distribution increasing the plan participants' estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the period ended September 30, 2018, was approximately $952,000. As a result of the early taxable distribution to plan participants, we have expensed and deducted for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeds the amount of the tax gross-up paid to plan participants.
(20) Calculated based upon the estimated combined federal and state annual effective tax rate of 22.10%, which excludes the tax effect of discrete items, and the amount that resulted from the difference between permanent Spin-off costs of $0.9 million and $6.7 million for the three and nine month periods ended September 30, 2018 that are non-deductible for federal and state income tax purposes and total Spin-off costs recognized in the consolidated financial statements. The estimated combined annual effective rate applied for the calculation differs from the reported effective tax rate since it is based on a different mix of statutory tax rates applicable to these expenses and to the rates applicable to the Company and its subsidiaries.
(21) Calculated based upon an estimated combined federal and state annual effective tax rate of 31.71%.

Results of Operations - Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Net income
The table below sets forth certain results of operations data for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	2018 vs 2017		2018	2017	2018 vs 2017
	(in thousands, except per share amounts and percentages)
Net interest income	$55,633	$55,066	$567	1.03%	$162,255	$154,858	$7,397	4.78%
Provision for loan losses	1,600	1,155	445	38.53%	1,750	8,898	(7,148)	(80.33)%
Net interest income after provision for loan losses	54,033	53,911	122	0.23%	160,505	145,960	14,545	9.97%
Noninterest income	12,950	24,090	(11,140)	(46.24)%	41,881	56,066	(14,185)	(25.30)%
Noninterest expense	52,042	52,222	(180)	(0.34)%	160,325	152,035	8,290	5.45%
Net income before income tax	14,941	25,779	(10,838)	(42.04)%	42,061	49,991	(7,930)	(15.86)%
Income tax	(3,390)	(8,437)	5,047	(59.82)%	(10,658)	(15,752)	5,094	(32.34)%
Net income	$11,551	$17,342	$(5,791)	(33.39)%	$31,403	$34,239	$(2,836)	(8.28)%
Basic and diluted earnings per share(1)	$0.27	$0.41	$(0.14)		$0.74	$0.81	$(0.07)
__________________

(1)
At September 30, 2018 and 2017, we had no outstanding dilutive instruments issued. Consequently, the basic and diluted earnings per share are equal in each of the periods presented. Earnings per share reflect the reverse stock split. See Note 1 of our unaudited interim consolidated financial statements for more information.

Three Months Ended September 30, 2018 and 2017
Net income of $11.6 million, or $0.27 per share, in the three months ended September 30, 2018 represents a decrease of $5.8 million, or 33.39% when compared to the same quarter of 2017. Lower net income during the three months ended September 30, 2018 is mainly the result of a one-time net gain of $10.5 million ($7.1 million after tax) on the sale of the Bank’s New York building recorded in the same quarter a year ago.
Higher yields, a changing mix of interest-earning assets, and slightly higher average loans, helped to partially offset the decline in net income. Interest expense on deposits continued its expected increase, mainly on added average volume of time deposits and higher average rates across all major deposit types. These factors resulted in a modest increase in net interest income, which improved from $55.1 million in the third quarter of 2017 to $55.6 million in the third quarter of 2018, an increase of $0.6 million or 1.03%. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
During the quarter ended September 30, 2018, we recorded additional expenses associated with the Spin-off totaling $0.3 million, which are included in noninterest expense. These expenses were mainly offset by lower other operating expenses during the current quarter compared to the same quarter a year ago.

Adjusted net income for the quarter ended September 30, 2018 was $12.0 million, 17.43% higher than the same quarter last year, or $0.28 per basic and diluted share, higher than during the same quarter in 2017. Adjusted net income excludes Spin-off costs of $0.3 million in the current quarter and the one-time net gain of $10.5 million on the sale of the Bank’s New York building in the same quarter of 2017.
Nine Months Ended September 30, 2018 and 2017
Net income of $31.4 million and $0.74 basic and diluted earnings per share in the nine months ended September 30, 2018 declined $2.8 million, or 8.28% from net income of $34.2 million and $0.81 basic and diluted earnings per share reported in the same period of 2017.
This decrease is mainly attributable to (i) lower noninterest income as a result of a one-time net gain of $10.5 million on the sale of the Bank’s New York building in the same quarter a year ago; (ii) provisions for the costs associated with the Spin-off totaling $6.3 million in the nine months ended September 30, 2018; (iii) higher salary and employee benefit costs and telecommunications and data processing expenses, and (iv) lower income from brokerage, advisory and fiduciary activities. These results were partially offset by higher net interest income, and a lower provision for loan losses on improved credit quality trends.
Higher yields and a changing mix of interest-earning assets helped to partially offset the decline in net income, despite lower average volume. Interest expense on deposits continued its expected increase, mainly on added average volume of time deposits and higher average interest rates across all major deposit types. These factors resulted in an increase in net interest income, which improved from $154.9 million in the nine months ended September 30, 2017 to $162.3 million in the nine months ended September 30, 2018, an increase of $7.4 million or 4.78%. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
As a result of improved credit quality trends in certain loan portfolio segments, we added provisions to the allowance for loan losses of only $1.8 million in the nine months ended September 30, 2018, compared to a provision to the allowance of $8.9 million in the same period of 2017. These improvements were partially offset by additional provision for loan loss associated with one CRE loan which had been restructured and that became impaired during the nine months ended September 30, 2018.
Adjusted net income for the nine months ended September 30, 2018 was $37.8 million, or $0.89 per basic and diluted share which is 39.06% higher than during the same period in 2017. Adjusted net income excludes Spin-off costs of $6.3 million in the current nine-month period and the one-time net gain of $10.5 million on the sale of the Bank’s New York building in the same period of 2017.

Net interest income
Three Months Ended September 30, 2018 and 2017
In the third quarter of 2018, we earned $55.6 million of net interest income, an increase of $0.6 million, or 1.03%, from $55.1 million of net interest income earned in the same period of 2017. The increase in net interest income was due primarily to a 46 basis points improvement in the average yield on interest-earning assets, partially offset by a 0.84% decrease in the average balance of interest-earning assets. In addition, average interest-bearing liabilities showed a 2.82% increase accompanied by a 42 basis point increase in average rates paid. Net interest margin improved 5 basis points from 2.78% in the third quarter of 2017 to 2.83% in the same period of 2018.
Interest Income. Total interest income was $79.6 million in the third quarter of 2018 compared to $71.4 million for the same period of 2017. The $8.2 million, or 11.48%, increase in total interest income was primarily due to higher average balances in loans and securities held to maturity, as well as higher average yields earned on interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities during the third quarter of 2018 with respect to the same period of 2017, in part due to the reduction of these securities to fund higher yielding loans. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the third quarter of 2018 was $66.8 million compared to $59.0 million for the comparable period of 2017. The $7.8 million, or 13.22%, increase was primarily due to a 48 basis point increase in average yields and a 1.24% increase in the average balance of loans in the third quarter of 2018 over the same period in 2017, mainly the result of growth in the CRE loan portfolio. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio decreased $0.3 million, or 2.65%, to $10.7 million in the third quarter of 2018 compared to $11.0 million in the comparable period of 2017. This decrease is primarily attributable to a decline of 9.95% in the average volume of securities available for sale. Higher yields of securities available for sale, which increased an average of 20 basis points in the third quarter of 2018 with respect to the same quarter in 2017, partially compensated the effect of the lower average amount of these securities held during the period.
Interest Expense. Interest expense on interest-bearing liabilities increased $7.6 million, or 46.65%, to $24.0 million in the third quarter of 2018 compared to $16.4 million in the comparable period of 2017, primarily due to higher average amount of time deposits and advances from the FHLB balances, and higher average interest rates on all main funding sources, partially offset by lower average total checking and saving account balances.

Interest expense on deposits increased to $15.2 million in the third quarter of 2018 compared to $9.3 million for the comparable period of 2017. The $6.0 million, or 64.39%, increase was primarily due to a 43 basis points increase in the average rates paid on deposits and higher average total deposits. Higher average total deposits resulted primarily from an 18.60% increase in average time deposits, partially offset by lower average total checking and saving account balances which decreased 10.17%. The increase of $382.7 million, or 18.60%, in average total time deposit balances resulted primarily from our promotions seeking longer-duration deposits, in anticipation of higher interest rates in the future and changing customer preferences as interest rates increased. The decrease of $341.5 million, or 10.17%, in average total checking and saving account balances is primarily the result of a decline of $602.2 million, or 19.29%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $265.6 million, or 40.62%, in commercial accounts and $336.6 million, or 13.64%, in personal accounts. The decline in the commercial accounts average resulted primarily from the closure of certain Venezuelan customer accounts exceeding the Company’s risk thresholds. The remaining decline in the personal accounts average is primarily due to our Venezuelan customers’ spending their U.S. dollar savings.
Interest expense on FHLB advances and other borrowings increased $2.0 million, or 40.94%, in the third quarter of 2018 with respect to the same period of 2017. This is the result of an increase of 17.56% in the average balance outstanding, along with an increase of 38 basis points in the average rate paid on of these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 1.25% to 3.86%, and variable interest rates based on 3-month LIBOR which increased to 2.40% at September 30, 2018 from 1.33% at September 30, 2017. At September 30, 2018, $1.08 billion (80.94%) of FHLB advances were fixed rate and $255.0 million (19.06%) were variable rate. The Company has designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure.
Nine Months Ended September 30, 2018 and 2017
In the nine months ended September 30, 2018, we earned $162.3 million of net interest income, an increase of $7.4 million, or 4.78%, from $154.9 million of net interest income earned in the same period of 2017. The increase in net interest income was due primarily to a 48 basis point improvement in the average yield on interest-earning assets, partially offset by a 0.88% decrease in the average balance of interest-earning assets. In addition, average interest-bearing liabilities showed a 2.69% increase accompanied by a 35 basis point increase in average rates paid. Net interest margin improved 14 basis points from 2.60% in the nine months ended September 30, 2017 to 2.74% in the same period of 2018.
Interest Income. Total interest income was $227.5 million in the nine months ended September 30, 2018 compared to $201.1 million for the same period of 2017. The $26.4 million, or 13.11%, increase in total interest income was primarily due to higher average balances in loans and securities held to maturity, as well as higher average yields earned on interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities during the nine months ended September 30, 2018 with respect to the same period of 2017, in part due to redeployment of proceeds from such securities into loans.
Interest income on loans in the nine months ended September 30, 2018 was $188.9 million compared to $162.8 million for the comparable period of 2017. The $26.0 million, or 15.99%, increase was primarily due to a 51 basis points increase in average yields and a 2.18% increase in the average balance of loans in the nine months ended September 30, 2018 over the same period in 2017, mainly the result of growth in the real estate loan portfolio. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on the available for sale securities portfolio decreased $2.3 million, or 6.72%, to $32.2 million in the nine months ended September 30, 2018 compared to $34.5 million in the comparable period of 2017. This decrease was primarily attributable to a decline of 14.17% in the average volume of securities available for sale. Higher yields on securities available for sale, which increased an average of 21 basis points in the nine months ended September 30, 2018 compared to the same period in 2017, offset the lower amount of such securities held during the period.
Interest Expense. Interest expense on interest-bearing liabilities increased $19.0 million, or 40.99%, to $65.2 million in the nine months ended September 30, 2018 compared to $46.3 million in the comparable period of 2017, primarily due to higher average time deposits and FHLB advances, and higher average interest rates , generally, partially offset by lower average total checking and saving account balances.
Interest expense on deposits increased to $40.0 million in the nine months ended September 30, 2018 compared to $25.7 million for the comparable period of 2017. The $14.3 million, or 55.71%, increase was primarily due to a 35 basis point increase in the average rate paid on total deposits and a 19.39% increase in average time deposit balances, offset by lower average total checking and saving account balances which decreased 11.53%. The increase of $383.8 million, or 19.39%, in average total time deposit balances resulted primarily from our promotions seeking longer-duration time deposit, in anticipation of higher interest rates in the future. The decrease of $400.8 million, or 11.53%, in average total checking and saving account balances is primarily the result of a decline of $559.2 million, or 17.52%, in the average balance of international accounts, partially offset by higher average domestic deposits. The decline in average international deposits includes $275.3 million, or 40.26%, in commercial accounts and $283.8 million, 11.32%, in personal accounts. The decline in the commercial accounts average resulted primarily from the closure of certain Venezuelan customer accounts exceeding the Company’s risk thresholds. The decline in the personal accounts average is primarily due to our Venezuelan customers’ spending their U.S. dollar savings.
Interest expense on FHLB advances and other borrowings increased $5.9 million, or 43.85%, in the nine months ended September 30, 2018 with respect to the same period of 2017. This is the result of an increase of 24.87% in the average balances along with an increase of 28 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 1.25% to 3.86%, and variable interest rates based on 3-month LIBOR which increased to 2.40% at September 30, 2018 from 1.33% at September 30, 2017. At September 30, 2018, $1.08 billion (80.94%) of FHLB advances were fixed rate and $255.0 million (19.06%) were variable rate. The Company has designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2018 and 2017. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2018			2017
	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
	(in thousands, except percentages)
Interest-earning assets:
Loan portfolio, net (1)	$6,018,655	$66,776	4.51%	$5,945,078	$58,977	4.03%
Securities available for sale (2)	1,631,215	10,668	2.64%	1,811,499	10,958	2.44%
Securities held to maturity (3)	87,535	347	1.60%	35,099	166	1.91%
Federal Reserve Bank and FHLB stock	71,983	1,168	6.65%	63,499	834	5.36%
Deposits with banks	137,034	666	1.96%	158,562	491	1.24%
Total interest-earning assets	7,946,422	79,625	4.07%	8,013,737	71,426	3.61%
Total non-interest-earning assets less allowance for loan losses	515,712			533,762
Total assets	$8,462,134			$8,547,499

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,376,015	$211	0.06%	$1,614,941	$100	0.02%
Money market	1,225,380	3,460	1.13%	1,269,807	2,128	0.67%
Savings	414,533	17	0.02%	472,637	19	0.02%
Total checking and saving accounts	3,015,928	3,688	0.49%	3,357,385	2,247	0.27%
Time deposits	2,440,678	11,531	1.90%	2,057,948	7,011	1.37%
Total deposits	5,456,606	15,219	1.12%	5,415,333	9,258	0.69%
Securities sold under agreements to repurchase	—	—	—%	35,098	457	5.31%
Advances from the FHLB and other borrowings(4)	1,200,739	6,716	2.26%	1,021,391	4,765	1.88%
Junior subordinated debentures	118,110	2,057	7.15%	118,110	1,880	6.52%
Total interest-bearing liabilities	6,775,455	23,992	1.42%	6,589,932	16,360	1.00%
Total non-interest-bearing liabilities	933,045			1,176,873
Total liabilities	7,708,500			7,766,805
Stockholders’ equity	753,634			780,694
Total liabilities and stockholders' equity	$8,462,134			$8,547,499
Excess of average interest-earning assets over average interest-bearing liabilities	$1,170,967			$1,423,805
Net interest income		$55,633			$55,066
Net interest rate spread			2.65%			2.61%
Net interest margin (5)			2.83%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.28%			121.61%

	Nine Months Ended September 30,
	2018			2017
	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
	(in thousands, except percentages)
Interest-earning assets:
Loan portfolio, net (1)	$5,941,904	$188,894	4.26%	$5,815,205	$162,847	3.75%
Securities available for sale (2)	1,656,669	32,216	2.60%	1,930,096	34,538	2.39%
Securities held to maturity (3)	88,615	1,204	1.82%	12,735	175	1.84%
Federal Reserve Bank and FHLB stock	70,870	3,213	6.09%	60,393	2,326	5.17%
Deposits with banks	150,531	1,945	1.73%	160,455	1,228	1.02%
Total interest-earning assets	7,908,589	227,472	3.85%	7,978,884	201,114	3.37%
Total non-interest-earning assets less allowance for loan losses	515,022			509,172
Total assets	$8,423,611			$8,488,056

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,423,390	$413	0.04%	$1,657,643	$284	0.02%
Money market	1,221,646	9,111	1.00%	1,338,897	6,471	0.64%
Savings	430,535	54	0.02%	479,841	57	0.02%
Total checking and saving accounts	3,075,571	9,578	0.42%	3,476,381	6,812	0.26%
Time deposits	2,363,152	30,403	1.72%	1,979,359	18,864	1.27%
Total deposits	5,438,723	39,981	0.98%	5,455,740	25,676	0.63%
Securities sold under agreements to repurchase	141	2	1.90%	42,926	1,662	5.20%
Advances from the FHLB and other borrowings (4)	1,186,945	19,217	2.16%	950,570	13,359	1.88%
Junior subordinated debentures	118,110	6,017	6.85%	118,110	5,559	6.32%
Total interest-bearing liabilities	6,743,919	65,217	1.29%	6,567,346	46,256	0.94%
Total non-interest-bearing liabilities	936,520			1,176,937
Total liabilities	7,680,439			7,744,283
Stockholders' equity	743,172			743,773
Total liabilities and stockholders' equity	$8,423,611			$8,488,056
Excess of average interest-earning assets over average interest-bearing liabilities	$1,164,670			$1,411,538
Net interest income		$162,255			$154,858
Net interest rate spread			2.56%			2.43%
Net interest margin (5)			2.74%			2.60%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.27%			121.49%
__________________

(1)
Average non-performing loans of $32.7 million and $42.3 million for the three months ended September 30, 2018 and 2017, respectively, and $32.7 million and $55.9 million for the nine months ended September 30, 2018 and 2017, respectively, are included in the average loan portfolio, net balance.

(2)
Includes nontaxable securities with average balances of $173.2 million and $161.5 million for the three months ended September 30, 2018 and 2017, respectively, and $174.7 million and $159.8 million for the nine months ended September 30, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities for the three months ended September 30, 2018 and 2017 was 4.47% and 3.92%, respectively, and 4.01% and 3.87% for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Includes nontaxable securities with average balances of $87.5 million and $35.1 million for the three months ended September 30, 2018 and 2017, respectively, and $88.5 million and $12.7 million for the nine months ended September 30, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities for the three months ended September 30, 2018 and 2017 was 2.02% and 2.93%, respectively, and 2.30% and 2.83% for the nine months ended September 30, 2018 and 2017, respectively.

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

Provision for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at the beginning of the period	$69,931	$82,706	$72,000	$81,751

Charge-offs
Domestic Loans:
Real Estate
Commercial Real Estate (CRE)
Non-owner occupied	—	—	—	(97)
Single-family residential	—	—	(27)	(130)
Owner occupied	—	—	—	(25)
	—	—	(27)	(252)
Commercial	(526)	(30)	(3,263)	(1,373)
Consumer and others	(66)	(9)	(156)	(54)
	(592)	(39)	(3,446)	(1,679)

International Loans:
Commercial	(1,421)	(125)	(1,473)	(6,166)
Consumer and others	(283)	(280)	(913)	(757)
	(1,704)	(405)	(2,386)	(6,923)
Total Charge-offs	$(2,296)	$(444)	$(5,832)	$(8,602)

Recoveries
Domestic Loans:
Real Estate Loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$648	$5	$716
Land development and construction loans	—	45	33	145
	—	693	38	861
Single-family residential	11	49	75	1,157
Owner occupied	7	4	890	9
	18	746	1,003	2,027
Commercial	180	125	398	185
Consumer and others	11	—	43	—
	209	871	1,444	2,212

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
International Loans:
Real Estate
Single-family residential	$4	$6	$4	$9
Commercial	—	296	—	296
Consumer and others	23	44	105	70
	27	346	109	375
Total Recoveries	$236	$1,217	$1,553	$2,587

Net (charge-offs) recoveries	(2,060)	773	(4,279)	(6,015)
Provision for loan losses	1,600	1,155	1,750	8,898
Balance at the end of the period	$69,471	$84,634	$69,471	$84,634

Set forth in the table below is the composition of international loan charge-offs by country for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Commercial loans:
Brazil	$1,421	$—	$1,473	$6,027
Venezuela	—	125	—	137
Others	—	—	—	2
Consumer loans and overdrafts:
Venezuela	283	280	913	757
Total charge offs	$1,704	$405	$2,386	$6,923
During the three months ended September 30, 2018, charge-offs increased to $2.3 million from $0.4 million during the same period of the prior year. The increase is primarily attributed to a $1.4 million charge-off in 2018 related to a loan to a primary products company in Brazil. Additionally, recoveries decreased to $0.2 million in 2018, compared to $1.2 million during the same period in 2017, mainly attributable to a $0.6 million recovery of a commercial real estate loan in 2017. As a result, the ratio of net charge-offs/recoveries over the average total loan portfolio during the three months ended September 30, 2018 increased 19 basis points, to a net charge-offs ratio of 0.14% in the current quarter from a net recoveries ratio of 0.05% in the same quarter in 2017.
During the nine months ended September 30, 2018, charge-offs decreased to $5.8 million from $8.6 million during the same period of the prior year. The decrease is primarily attributed to a $6.0 million charge-off in 2017 related to a loan to a primary products company in Brazil, offset by a total of $2.3 million charge-offs in 2018 related to three domestic commercial and industrial, or C&I, loans in the retail, wholesale and telecommunications industries. Additionally, recoveries decreased to $1.6 million in 2018, compared to $2.6 million during the same period in 2017, mainly attributable to a $1.0 million recovery in 2017 related to a single-family residential real estate loan. The ratio of net charge-offs over average total loan portfolio during the nine months ended September 30, 2018 improved 4 basis points, from 0.14% to 0.10% compared to the same period in 2017.

We added $1.6 million and $1.8 million of provision for loan losses during the three and nine months ended September 30, 2018. This compares to $1.2 million and $8.9 million of provisions for loan losses recorded during the same periods last year.
The increase of $0.4 million for the three months ended September 30 2018 compared to the same quarter a year ago is primarily attributed to the $1.4 million charge-off in 2018 related to a loan to a primary products company in Brazil, which was charged-off subsequently in 2018, and $1.8 million additional provision on a previously restructured CRE loan. These increases were partially offset by positive loan loss factor adjustments resulting from improving trends in our C&I and CRE loans which reduced our loan loss reserve requirements. Also, during the same period in 2017, additional provisions were mostly attributed to a qualitative assessment of the effect of hurricanes Harvey and Irma to the Company’s loan portfolio.
The decrease of $7.1 million in the nine months ended September 30, 2018 compared to the same period of 2017 is primarily attributed to improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for the CRE and C&I loans during this period. These adjustments were partially offset by a $1.4 million provision in 2018 related to a loan to a primary products company in Brazil, and a $5.7 million provision in 2018 associated with one restructured CRE loan with a balance of $10.2 million. This provision resulted from an evaluation of the net realizable market value of the real property securing this CRE loan, based on a recent appraisal during the third quarter of 2018. We had a specific reserve of $5.7 million on this loan as of September 30, 2018, and we estimated that the net realizable market value of the real property collateral at that date was approximately $4.5 million. During the same period in 2017, additional provisions were mostly attributed to loan portfolio growth and a qualitative assessment of the effects of Hurricanes Harvey and Irma to the Company’s loan portfolio.

Noninterest Income
The table below sets forth a comparison for each of the categories of non-interest income for the periods presented.

	Three Months Ended September 30,				Change
	2018		2017		2018 over 2017
	Amount	% of Total	Amount	% of Total	Amount	%
	(in thousands, except percentages)
Deposits and service fees	$4,269	32.97%	$4,841	20.10%	$(572)	(11.82)%
Brokerage, advisory and fiduciary activities	4,148	32.03%	5,052	20.97%	(904)	(17.89)%
Change in cash surrender value of bank owned life insurance(1)	1,454	11.23%	1,465	6.08%	(11)	(0.75)%
Cards and trade finance servicing fees	1,145	8.84%	1,264	5.25%	(119)	(9.41)%
Data processing, rental income and fees for other services to related parties	523	4.04%	$1,024	4.25%	(501)	(48.93)%
Securities losses, net	(15)	(0.12)%	(1,842)	(7.65)%	1,827	(99.19)%
Other noninterest income (2)	1,426	11.01%	12,286	51.00%	(10,860)	(88.39)%
	$12,950	100.00%	$24,090	100.00%	$(11,140)	(46.24)%

	Nine Months Ended September 30,				Change
	2018		2017		2018 over 2017
	Amount	% of Total	Amount	% of Total	Amount	%
	(in thousands, except percentages)
Deposits and service fees	$13,322	31.81%	$14,615	26.07%	$(1,293)	(8.85)%
Brokerage, advisory and fiduciary activities	12,989	31.01%	15,210	27.13%	(2,221)	(14.60)%
Change in cash surrender value of bank owned life insurance(1)	4,372	10.44%	3,952	7.05%	420	10.63%
Cards and trade finance servicing fees	3,380	8.07%	3,449	6.15%	(69)	(2.00)%
Gain on early extinguishment of FHLB advances	882	2.11%	—	—%	882	N/M
Data processing, rental income and fees for other services to related parties	2,017	4.82%	2,576	4.59%	(559)	(21.70)%
Securities gains (losses), net	1	—%	(1,687)	(3.01)%	1,688	(100.06)%
Other noninterest income (2)	4,918	11.74%	17,951	32.02%	(13,033)	(72.60)%
	$41,881	100.00%	$56,066	100.00%	$(14,185)	(25.30)%
__________________

(1)	Changes in cash surrender value are not taxable.

(2)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, net gains on the disposition of bank properties, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M Not meaningful

Three Months Ended September 30, 2018 and 2017

Total noninterest income decreased $11.1 million (46.24%) in the quarter ended September 30, 2018 compared to the same period of 2017. This change is mainly attributed to no net gain on the disposition of bank properties this quarter compared to a one-time net gain of $10.5 million for the same period a year ago related to the Bank’s sale of its New York Building, as it relocated its LPO to new rented space. In addition, brokerage, advisory and fiduciary activities income decreased as a result of lower volumes of customer trading activities compared to the same quarter last year.
Partially offsetting these results, there were lower net losses on the sale of investment securities during the period ended September 30, 2018 compared to the same period a year ago driven by a decrease in the volume of securities sales during the current period compared to the same period in 2017.
Nine Months Ended September 30, 2018 and 2017
Total noninterest income decreased $14.2 million (25.30%) in the nine months ended September 30, 2018 compared to the same period of 2017. This change is also mainly attributed to no one-time gains on the disposition of bank properties during the nine months ended September 30, 2018 compared to a one-time net gain of $10.5 million for the same period a year ago related to the sale of the Bank’s building in New York City. In addition, there was also a decrease of $2.2 million in brokerage, advisory and fiduciary activities as a result of lower volumes of customer trading activities and related fees. Deposits and service fees decreased mainly as a result of lower wire transfer activity and related fees. Also, during the nine months ended September 30, 2018, income on derivative and foreign currency exchange transactions with customers declined $1.7 million primarily as international customer deposit transaction volumes decreased.
Partially offsetting these results, there were lower net losses on the sale of investment securities during the period ended September 30, 2018 compared to the same period a year ago. These changes were driven by decreases in the sale of securities sales during the current period compared to the same period in 2017. We received $0.9 million in compensation as a result of the early termination of certain advances from the FHLB during the first nine months of 2018.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2018		2017		2018 vs 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Salaries and employee benefits	$33,967	65.27%	$34,148	65.39%	$(181)	(0.53)%
Occupancy and equipment	4,044	7.77%	4,217	8.08%	(173)	(4.10)%
Professional and other services fees	4,268	8.20%	3,273	6.27%	995	30.40%
FDIC assessments and insurance	1,578	3.03%	1,611	3.08%	(33)	(2.05)%
Telecommunications and data processing	3,043	5.85%	2,531	4.85%	512	20.23%
Depreciation and amortization	1,997	3.84%	2,321	4.44%	(324)	(13.96)%
Other operating expenses (1)	3,145	6.04%	4,121	7.89%	(976)	(23.68)%
	$52,042	100.00%	$52,222	100.00%	$(180)	(0.34)%

	Nine Months Ended September 30,				Change
	2018		2017		2018 vs 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Salaries and employee benefits	$102,940	64.21%	$98,122	64.54%	$4,818	4.91%
Occupancy and equipment	11,819	7.37%	12,978	8.54%	(1,159)	(8.93)%
Professional and other services fees	16,099	10.04%	8,674	5.71%	7,425	85.60%
FDIC assessments and insurance	4,493	2.80%	5,754	3.78%	(1,261)	(21.92)%
Telecommunications and data processing	9,138	5.70%	6,700	4.41%	2,438	36.39%
Depreciation and amortization	6,083	3.79%	6,787	4.46%	(704)	(10.37)%
Other operating expenses (1)	9,753	6.09%	13,020	8.56%	(3,267)	(25.09)%
	$160,325	100.00%	$152,035	100.00%	$8,290	5.45%
____________
(1) Includes marketing expenses, charitable contributions, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the plan.

Three Months Ended September 30, 2018 and 2017
Noninterest expense remained relatively flat, decreasing $0.2 million, or 0.34%, in the three months ended September 30, 2018 compared to the same period in 2017. Higher professional and other services fees and telecommunications and data processing expenses were partially offset by lower other operating expenses.
The increase of $1.0 million, or 30.40%, in professional and other services fees during the quarter ended September 30, 2018 compared to the same period last year stems from estimated expenses of $1.5 million as a result of incremental accounting, tax and consulting services and related expenses in connection with our registration with the SEC and new ongoing reporting and compliance requirements as a new public company. Professional and other others fees this quarter also included a $0.2 million provision for legal fees associated with the Spin-off. The Company expects to incur higher professional expenses as a standalone public company but does not expect further material professional expenses related to one-time Spin-off activities after the three months ended September 30, 2018.
Other operating expenses decreased $1.0 million, or 23.68%, during the quarter ended September 30, 2018 compared to the same period last year, mainly due to a reversal of provisions for possible losses on credit commitments of $0.4 million in the third quarter of 2018, compared to no provision for possible losses on credit commitments in the same quarter of 2017. The change in provisions is primarily attributed to improvements in quantitative and qualitative loan loss factors with respect to credit commitments in the loan portfolio segments of domestic commercial real estate and domestic commercial loans during the period.
Nine Months Ended September 30, 2018 and 2017
Noninterest expense increased $8.3 million, or 5.45%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily as a result of higher professional fees, along with higher salary and employment benefits and telecommunications and data processing expenses. These increases were partially offset by decreases in FDIC assessments, depreciation and amortization expenses, occupancy and equipment-related costs, and other operating expenses.
The increase of $7.4 million, or 85.60%, in professional and other services fees during the nine months ended September 30, 2018 compared to the same period in 2017 was mainly the result of a $4.6 million provision for legal, accounting and consulting fees associated with the Spin-off. In addition, professional fees during this period include additional estimated expenses of $2.7 million as a result of incremental accounting, tax and consulting services and related expenses in connection with our registration with the SEC and new ongoing reporting and compliance requirements as a new public company. The Company expects to incur higher professional expenses as a standalone public company but does not expect further material professional expenses related to one-time Spin-off activities after the three months ended September 30, 2018.
The increase in salaries and employment benefits of $4.8 million, or 4.91%, in the nine months ended September 30, 2018 compared to the same period last year, reflects annual salary increases stemming from inflation and performance adjustments, higher insurance benefit expenses, and $1.2 million compensation paid during the period to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan. Our full time equivalent employees, or FTEs, were 948 at September 30, 2018, down 12 FTEs over the same date in 2017.

The Company regularly evaluates its staffing needs in light of its strategy.  As a result, the Company has offered a voluntary early retirement plan (“Voluntary Plan”) for certain eligible long-term employees. The number of eligible employees who elect to participate in the Voluntary Plan and the resulting costs and savings will not be known until late December 2018. An involuntary severance plan for certain positions (the “Involuntary Plan”), is also being implemented with respect to approximately 25 persons by year end. We estimate that the Involuntary Plan will cost approximately $400,000 to $600,000 in the fourth quarter of 2018, with estimated annual savings of approximately $2.7 to $3.5 million beginning in 2019. This is in addition to any employee attrition which results in a position being vacated and closed.
Telecommunications and data processing expenses increased $2.4 million, or 36.39%, for the nine months ended September 30, 2018 compared to the same period last year mainly driven by data processing expenses associated with the introduction in 2017 of Mercantil TreasuryConnect, a new business online banking system designed to improve our customers’ ability to manage their business finances more efficiently and securely, and data processing expenses associated with the implementation of a new loan underwriting system and information security monitoring tools. During 2018, certain software expenses that in the previous period had been classified as “occupancy and equipment,” were classified as “telecommunication and data processing” to better reflect the nature and purposes of these expenses. These changes are associated with our ongoing efforts to streamline our processes to increase efficiency, including rationalization and consolidation of our computer applications and programs, deployment of better technology and further automation of operating processes.
Other operating expenses decreased $3.3 million, or 25.09%, during the nine months ended September 30, 2018 compared to the same period last year, mainly due to a reversal of provisions for possible losses on credit commitments of $0.7 million in the nine months ended September 30, 2018, compared to an addition to provisions for losses on credit commitments of $0.9 million in the same period of 2017. The change in provisions is primarily attributed to improvements in quantitative and qualitative loan loss factors with respect to credit commitments in the loan portfolio segments of domestic commercial real estate and domestic commercial loans during the period.
Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	2018 vs 2017		2018	2017	2018 vs 2017
	(in thousands, except effective tax rates and percentages)
Income tax expense	$3,390	$8,437	$(5,047)	(59.82)%	$10,658	$15,752	$(5,094)	(32.34)%
Effective income tax rate	22.69%	32.73%	(10.04)%	(30.68)%	25.34%	31.51%	(6.17)%	(19.58)%
The tax expense reflects the lower corporate federal income tax rate under the 2017 Tax Act which, beginning January 1, 2018, decreased the corporate federal income tax rate to 21% compared to 35% in the same period last year. However, higher taxable income during the three and nine months ended September 30, 2018 compared to the same periods last year, partially offset the positive effects of the lower tax rate for the three and nine months ended September 30, 2018. In addition, the effective tax rate for these periods is significantly affected by permanent non-deductible items totaling $6.7 million for the nine months ended September 30, 2018 associated with the Spin-off. Those items have been recognized as discrete items in the period.

Segment Information
The following tables summarize certain financial information for our reportable segments as of and for the periods indicated.

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended September 30, 2018
Income Statement:
Net interest income	$49,817	$1,080	$700	$4,036	$55,633
Provision for (reversal of) loan losses	1,926	(1,090)	3	761	1,600
Net interest income after provision for (reversal of) loan losses	47,891	2,170	697	3,275	54,033
Noninterest income	5,520	92	1,840	5,498	12,950
Noninterest expense (4)	40,242	748	3,029	8,023	52,042
Net income (loss) before income tax:
Banking	13,169	1,514	(492)	750	14,941
Non-banking contribution(1)	753	1	—	(754)	—
	13,922	1,515	(492)	(4)	14,941
Income tax (expense) benefit	(3,268)	(357)	658	(423)	(3,390)
Net income (loss)	$10,654	$1,158	$166	$(427)	$11,551

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Nine Months Ended September 30, 2018
Income Statement:
Net interest income	$143,603	$3,779	$3,598	$11,275	$162,255
Provision for (reversal of) loan losses	611	(1,315)	(443)	2,897	1,750
Net interest income after provision for (reversal of) loan losses	142,992	5,094	4,041	8,378	160,505
Noninterest income	16,936	290	7,241	17,414	41,881
Noninterest expense (4)	119,585	3,391	8,823	28,526	160,325
Net income (loss) before income tax:
Banking	40,343	1,993	2,459	(2,734)	42,061
Non-banking contribution(1)	2,000	1	—	(2,001)	—
	42,343	1,994	2,459	(4,735)	42,061
Income tax (expense) benefit	(9,975)	(470)	1,054	(1,267)	(10,658)
Net income (loss)	$32,368	$1,524	$3,513	$(6,002)	$31,403

As of September 30, 2018
Loans, net(2)	$5,843,823	$313,735	$—	$(67,750)	$6,089,808
Deposits	$5,488,775	$14,955	$643,102	$42,671	$6,189,503

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended September 30, 2017
Income Statement:
Net interest income	$47,981	$2,181	$1,826	$3,078	$55,066
(Reversal of) provision for loan losses	(3,547)	(1,618)	(363)	6,683	1,155
Net interest income after (reversal of) provision for loan losses	51,528	3,799	2,189	(3,605)	53,911
Noninterest income	6,192	120	2,811	14,967	24,090
Noninterest expense (4)	41,184	1,294	3,002	6,742	52,222
Net income before income tax:
Banking	16,536	2,625	1,998	4,620	25,779
Non-banking contribution(1)	1,120	17	—	(1,137)	—
	17,656	2,642	1,998	3,483	25,779
Income tax (expense) benefit	(6,295)	(942)	97	(1,297)	(8,437)
Net income	$11,361	$1,700	$2,095	$2,186	$17,342

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Nine Months Ended September 30, 2017
Income Statement:
Net interest income	$133,145	$7,084	$6,419	$8,210	$154,858
Provision for (reversal of) loan losses	6,265	(1,260)	(1,257)	5,150	8,898
Net interest income after provision for (reversal of) loan losses	126,880	8,344	7,676	3,060	145,960
Noninterest income	20,337	395	6,924	28,410	56,066
Noninterest expense (4)	119,679	3,811	8,196	20,349	152,035
Net income before income tax:
Banking	27,538	4,928	6,404	11,121	49,991
Non-banking contribution(1)	3,469	39	—	(3,508)	—
	31,007	4,967	6,404	7,613	49,991
Income tax (expense) benefit	(11,025)	(1,765)	38	(3,000)	(15,752)
Net income	$19,982	$3,202	$6,442	$4,613	$34,239

As of December 31, 2017
Loans, net(2)(3)	$5,542,545	$521,616	$—	$(64,325)	$5,999,836
Deposits	$5,454,216	$18,670	$779,969	$70,118	$6,322,973
_____________

(1)	Non-banking contribution reflects allocations of the net results of the Trust Company and Investment Services subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $5,611 thousand which are allocated to PAC.

(4)	Costs related to the Spin-off have been allocated to the Institutional reportable segment.

Personal and Commercial Banking (PAC)
Three Months Ended September 30, 2018 and 2017
PAC reported net income of $10.7 million in the three months ended September 30, 2018, which represents a 6.22% decrease from $11.4 million in the same period in 2017. This decrease was primarily the result of higher provision for loan losses, lower noninterest income and non-banking contribution income from the Trust Company and Investment Services attributable to PAC customers. These decreases were partially offset by higher net interest income and lower noninterest expenses.
Net interest income increased $1.8 million, or 3.83%, to $49.8 million during the three months ended September 30, 2018 from $48.0 million in the same period in 2017. This increase is mainly due to a $268.0 million increase in PAC’s average loan portfolio balance and corresponding yields on such asset increases for the three months ended September 30, 2018 compared to the same period last year, primarily driven by increases in the commercial and commercial real estate loan portfolios and higher market interest rates.
For the three months ended September 30, 2018, PAC’s $1.9 million provision for loan losses compared to a reversal of provision for loan losses of $3.5 million in the same period in 2017. This change is primarily attributed to a $1.8 million provision for loan loss associated with one previously restructured CRE loan. An evaluation of a more recent appraisal completed during the third quarter of 2018 indicated that the collateral securing the CRE loan deteriorated further during the quarter, therefore requiring an additional $1.8 million provision for loan loss during the quarter ended September 30, 2018. The reversal of provision for losses in the same quarter in 2017 was mainly the result of improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for the portfolio segments of domestic CRE and domestic C&I loans during the period. Positive loan loss factors adjustments resulted from improving trends in our PAC real estate and commercial loans.
Noninterest income decreased $0.7 million, or 10.85% to $5.5 million in the three months ended September 30, 2018 compared to $6.2 million in the same period in 2017. This decrease is primarily due to lower wire transfer and credit card activities and related fees driven by decreases in the volume of customer transactions, as well as lower service charges on international customer deposit accounts, during the three months ended September 30, 2018 compared to the corresponding period in 2017.
Noninterest expense decreased 2.29% to $40.2 million in the three months ended September 30, 2018 from $41.2 million in the same period in 2017. This decrease is mainly due to lower corporate support expenses allocated to PAC associated with the decrease in international customer deposits.
Non-banking contribution attributable to PAC’s customers decreased 32.77% to $0.8 million in the three months ended September 30, 2018, from $1.1 million in the same period in 2017. The decrease is mainly the result of lower volumes of customer brokerage and advisory activities.
Nine Months Ended September 30, 2018 and 2017
PAC reported net income of $32.4 million for the nine months ended September 30, 2018, which represents a 61.99% increase from $20.0 million in the same period in 2017. This increase is mainly the result of higher net interest income combined with a decrease in the provision for loan losses, partially offset by lower noninterest income and reduced non-banking contribution from the Trust Company and Investment Services attributable to PAC customers.
Net interest income increased 7.85% to $143.6 million in the nine months ended September 30, 2018 from $133.1 million in the same period in 2017. This increase is primarily due to a $273.4 million increase in PAC’s average loan portfolio balance and increased funds transfer pricing credit on PAC’s deposits for the nine months ended September 30, 2018 compared to the same period a year ago. Higher average loan portfolio balances during the period were primarily driven by increases in the middle market C&I and CRE loans.

For the nine months ended September 30, 2018, PAC reflected a provision for loan losses of $0.6 million compared to $6.3 million in the same period in 2017. This change is primarily attributed to improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for the portfolio segments of domestic CRE and domestic C&I loans during the period. These positive changes were partially offset by an additional $1.8 million provision for loan loss required in the third quarter of 2018 associated with one previously restructured CRE loan. This provision resulted from an evaluation of the net realizable market value of the property securing this CRE loan based on a recent appraisal completed during the third quarter of 2018, which indicated that the collateral securing the CRE loan had deteriorated further. In addition, there was a provision for loan losses of $3.9 million on this CRE loan recorded during the second quarter of 2018. Positive loan loss factors resulted from improving trends in factors associated with our CRE and C&I loans.
Noninterest income decreased 16.72% to $16.9 million in the nine months ended September 30, 2018 from $20.3 million in the same period in 2017. This decrease was mainly the result of lower fee income on derivative transactions with customers and lower other operating income. Lower operating income resulted from no gains from the disposition of bank property in the nine months ended September 30, 2018 compared to total net gains of $11.3 million during the same period in 2017, which included a one-time net gain of $10.5 million on the sale of our New York Building. In addition, there was a decrease in the volume of wire transfer and credit card activities and related fees driven by lower volumes, as well as lower service charges on international customer deposit accounts, during the nine months ended September 30, 2018 compared to the corresponding period in 2017.
Non-banking contribution from the Trust Company and Investment Services attributable to PAC customers decreased 42.35% to $2.0 million in the nine months ended September 30, 2018, from $3.5 million in the same period in 2017. The decrease is mainly the result of lower volumes of customer brokerage and advisory activities.
Corporate LATAM
Three Months Ended September 30, 2018 and 2017
Corporate LATAM reported net income of $1.2 million in the three months ended September 30, 2018, compared to net income of $1.7 million recorded in the same period in 2017. The decrease in net income is mainly attributable to lower net interest income, partially offset by lower noninterest expense.
The 50.48%, or $1.1 million, decline in net interest income to $1.1 million from $2.2 million in the same period a year ago, was primarily the result of a $214.2 million lower average loan balances for the three months ended September 30, 2018 compared to the same period in 2017.
Noninterest expense decreased $0.5 million or 42.19% to $0.7 million in the three months ended September 30, 2018 from $1.3 million in the same period in 2017, mainly due to lower personnel expenses and corporate operating expense allocations.
Nine Months Ended September 30, 2018 and 2017
Corporate LATAM reported net income of $1.5 million for the nine months ended September 30, 2018. This represented a decrease of $1.7 million, or 52.40%, from net income of $3.2 million in the same period in 2017. The lower net income during this period was primarily attributable to lower net interest income, partially offset by lower noninterest expense.
Net interest income decreased 46.65% to $3.8 million from $7.1 million in the nine months ended September 30, 2018, mainly due to $160.0 million lower average loan portfolio balance during that period.
Noninterest expense decreased $0.4 million or 11.02% to $3.4 million in the three months ended September 30, 2018 from $3.8 million in the same period in 2017, mainly due to lower personnel expenses and corporate operating expense allocations.

Treasury
Three Months Ended September 30, 2018 and 2017
For the three months ended September 30, 2018, Treasury reported net income of $0.2 million, which represents a 92.08% decrease from $2.1 million for the same period in 2017. This decrease was primarily the result of lower net interest income combined with a decrease in noninterest income.
The 61.66% decrease in Treasury’s net interest income to $0.7 million in the three months ended September 30, 2018 from $1.8 million in the same period in 2017, was primarily attributable to higher interest expenses paid on FHLB advances as well as on brokered certificates of deposit. In the three months ended September 30, 2018, the average balances of FHLB advances and other borrowings was $179.3 million, 17.56% higher than the same period in 2017. Average brokered certificate of deposits decreased $8.1 million or 1.12% compared to the same period in 2017. However, the average rate paid on brokered certificate of deposits was higher than the same period in 2017.
Noninterest income decreased $1.0 million, or 34.54%, to $1.8 million in the three months ended September 30, 2018 from $2.8 million in the same period in 2017. This decrease is primarily due to lower net gains on sale of securities, as well as reduced income from derivative transactions with customers.
Noninterest expense was relatively flat, though it increased $27 thousand, or 0.90%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily as a result of higher fees on derivative transactions with customers.
Nine Months Ended September 30, 2018 and 2017
Treasury generated net income of $3.5 million in the nine months ended September 30, 2018, a $2.9 million, or 45.47%, decrease from $6.4 million in the same period in 2017. This decrease was primarily the result of lower net interest income combined with higher noninterest expenses, partially offset by higher noninterest income.
The 43.95% reduction in net interest income to $3.6 million in the nine months ended September 30, 2018 from $6.4 million in the same period in 2017 was primarily due to higher interest expenses paid on FHLB advances and brokered certificates of deposit. In the nine months ended September 30, 2018, the average balance of FHLB advances and other borrowings, and brokered certificates of deposit, were $236.4 million and $24.4 million, respectively, or 24.87% and 3.45%, respectively, higher than the same period in 2017.
Noninterest expense increased 7.65% to $8.8 million for the nine months ended September 30, 2018 from $8.2 million for the same period in 2017, primarily as a result of higher fees on derivative transactions with customers and increased personnel expenses.
Noninterest income increased 4.58% to $7.2 million for the nine months ended September 30, 2018 from $6.9 million in the same period in 2017. This increase in the first nine months is primarily driven by the $0.4 million (10.63%) increase in the cash surrender value of bank owned life insurance, or BOLI, and $0.9 million of income from the early termination of short term FHLB advances.
Institutional
Three Months Ended September 30, 2018 and 2017
For the three months ended September 30, 2018, Institutional reported a net loss of $0.4 million compared to net income of $2.2 million in the same period in 2017, mainly attributable to lower noninterest income and higher noninterest expense, partially offset by higher net interest income and lower provision for loan losses.

Net interest income increased 31.12%, or $1.0 million, to $4.0 million in the three months ended September 30, 2018 from $3.1 million in the same period in 2017, primarily due to the effect of lower fund transfer pricing charges for total other assets and higher fund transfer pricing credit received for capital.
For the three months ended September 30, 2018, Institutional reported a provision for loan losses of $0.8 million which was 88.61%, or $5.9 million, lower than in the same period in 2017. The Company’s provision for loan losses totaled $1.6 million in the three months ended September 30, 2018 compared to $1.2 million in the same period of 2017, and our other segments were allocated a provision charge of $0.8 million versus a provision credit of $5.5 million, respectively, mainly as a result of PAC’s overall improved asset quality and lower risk factors influencing reserve requirements during the same period of 2017. Any difference between the total provision for loan losses, or reversals recorded at the Company level versus the amounts allocated to reportable segments, is reflected under Institutional.
Noninterest income decreased 63.27% to $5.5 million in the three months ended September 30, 2018 from $15.0 million in the same period in 2017, primarily attributable to a one-time gain of $10.5 million related to the sale of the Bank’s New York Building, and lower income from brokerage and advisory activities through Investment Services, which is mainly the result of lower volume of customer brokerage activity. In addition, our rental income declined during the period as a result of the sale of G200 Leasing LLC in the first quarter of 2018. G200 Leasing LLC leased a corporate plane to our affiliate, Mercantil Servicios Financieros, C.A., or MSF.
Noninterest expense increased $1.3 million, or 19.00%, to $8.0 million during the three months ended September 30, 2018, from $6.7 million in the same period in 2017. This increase is mainly the result of $1.5 million provision for expenses associated with the Spin-off, all of which are allocated to Institutional, and higher software services expenses for the three months ended September 30, 2018 compared to the same period in 2017.
Nine Months Ended September 30, 2018 and 2017
Institutional had a net loss of $6.0 million in the nine months ended September 30, 2018 versus net income of $4.6 million in the same period in 2017, mainly attributable to lower noninterest income and higher noninterest expense, partially offset by higher net interest income and lower provision for loan losses.
Net interest income increased 37.33%, or $3.1 million, to $11.3 million in the nine months ended September 30, 2018 from $8.2 million in the same period in 2017, mainly due to the effect of lower funds transfer pricing charges for total other assets and higher fund transfer pricing credit received for capital.
For the nine months ended September 30, 2018, Institutional reported a provision for loan losses of $2.9 million compared to $5.2 million for the same period in 2017. Any difference between the total provision for loan losses, or reversals recorded at the Company level versus the amounts allocated to reportable segments, is reflected under Institutional.
Noninterest income decreased 38.70% to $17.4 million for the nine months ended September 30, 2018 from $28.4 million for the same period in 2017, primarily due to a one-time gain of $10.5 million related to the sale of the Bank’s New York Building andlower income from brokerage and advisory activities through Investment Services, which is mainly the result of lower volume of customer brokerage activity. In addition, our rental income declined during the period as a result of the sale of G200 Leasing LLC in the first quarter of 2018. G200 Leasing LLC leased a corporate plane to MSF.
Noninterest expense increased 40.18% to $28.5 million for the nine months ended September 30, 2018 from $20.3 million for the same period in 2017, primarily due to a $4.6 million provision for legal, accounting and consulting fees associated with the Spin-off, and higher operating software services expenses. In addition, there were higher salaries and benefits due to $1.2 million provision for the estimated compensation paid to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan.

Financial Condition - Comparison of Financial Condition as of September 30, 2018 and December 31, 2017
Assets. Total assets were $8.4 billion as of September 30, 2018 and December 31, 2017. Despite total assets being flat, there was a decrease of $55.1 million in total investment securities and a $49.9 million reduction in cash and cash equivalents, partially offset by an increase of $95.6 million in loans net of allowance for loan losses. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets. This change results from the implementation of our strategic plan to improve operating results by adjusting our mix of interest-earning assets and liabilities consistent with our expectations of continuing rising interest rates.
Cash and Cash Equivalents. Cash and cash equivalents decreased to $103.6 million at September 30, 2018 from $153.4 million at December 31, 2017.
Cash flows provided by operating activities were $40.7 million in the nine months ended September 30, 2018. This was primarily attributed to net income earned. Net cash used in investing activities was $82.1 million during the nine months ended September 30, 2018, primarily due to purchases of available for sale securities totaling $166.7 million, a net increase in loans of $153.0 million, and purchases of FHLB stock totaling $24.1 million. These investments were partially offset by maturities, sales and calls of securities available for sale and FHLB stock totaling $179.0 million and $16.6 million, respectively, and proceeds from loan sales totaling $60.9 million. In addition, cash flows from investing activities during the nine months ended September 30, 2018, include $7.5 million in net proceeds from the sale of G200 Leasing, LLC, which leased a corporate plane to MSF.
In the nine months ended September 30, 2018, net cash used in financing activities was $8.5 million. These activities included a $266.2 million net decrease in total demand, savings and money market deposit balances and the 2018 special dividend of $40.0 million paid on March 13, 2018 to MSF prior to the record date for the Spin-off, partially offset by $165.0 million net additional advances borrowed from the FLHB and $132.7 million higher time deposits.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2018	December 31, 2017
	(in thousands, except percentages)
Total loans, gross	$6,159,279	$6,066,225
Total loans, gross / total assets	73.01%	71.90%

Allowance for loan losses	$69,471	$72,000
Allowance for loan losses / total loans, gross (1) (2)	1.13%	1.19%
_______________

(1)	Outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(2)
See Note 5 of our audited consolidated financial statements in the Registration Statement and Note 5 of our unaudited interim consolidated financial statements for more details on our impairment models.

The table below summarizes the composition of our loan portfolio by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property.

	September 30, 2018	December 31, 2017
	(in thousands)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,792,708	$1,713,104
Multi-family residential	847,873	839,709
Land development and construction loans	401,339	406,940
	3,041,920	2,959,753
Single-family residential	368,720	360,041
Owner occupied	710,125	610,386
	4,120,765	3,930,180
Commercial loans	1,382,955	1,285,461
Loans to depository institutions and acceptances	16,351	16,443
Consumer loans and overdrafts	77,460	78,872
Total Domestic Loans	5,597,531	5,310,956

International Loans:
Real Estate Loans
Single-family residential (1)	140,740	152,713
Commercial loans	87,267	69,294
Loans to depository institutions and acceptances	294,616	481,183
Consumer loans and overdrafts	39,125	52,079
Total International Loans	561,748	755,269
Total Loan Portfolio	$6,159,279	$6,066,225
__________________

(1)	Secured by real estate properties located in the U.S.

As of September 30, 2018, the loan portfolio increased $93.1 million, or 1.53%, to $6.2 billion, as compared to $6.1 billion at December 31, 2017. As part of our business strategy, loans to international customers declined by $193.5 million, or 25.62%, as of September 30, 2018, compared to December 31, 2017. The overall decline in loans to international customers, primarily from Latin America, was partially offset by the addition of $49.5 million of syndicated commercial loans to large corporations in Europe and Canada with world-wide operations, and which we believe had good credit quality. The domestic loan exposure increased $286.6 million, or 5.40%, as of September 30, 2018, compared to December 31, 2017. This increase is mainly attributed to $82.2 million net increase in CRE loans, $8.7 million net increase in domestic single family residential loans, $99.7 million net increase in owner-occupied commercial real estate loans and $97.5 million net increase in domestic C&I loans.
In September 2018, the Company updated its application of the definition of “highly leveraged transactions,” or HLTs, to include unfunded commitments as part of the leverage ratio calculation in accordance with the “Interagency Guidance on Leveraged Lending” issued in March 22, 2013. As of September 30, 2018, syndicated loans that financed HLTs were $250.9 million, or 4.07% of total loans, compared to $141.3 million, or 2.33% of total loans, as of December 31, 2017.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2018		December 31, 2017
	Net Exposure(1)	% Total Assets	Net Exposure(1)	% Total Assets
	(in thousands, except percentages)
Venezuela (2)	$162,112	1.92%	$182,678	2.17%
Brazil	139,614	1.66%	141,088	1.67%
Colombia	48,396	0.57%	63,859	0.76%
Chile	41,645	0.49%	94,543	1.12%
Panama	26,682	0.32%	51,557	0.61%
Costa Rica	16,571	0.20%	43,844	0.52%
Peru	3,273	0.04%	70,088	0.83%
Mexico	1,528	0.02%	18,274	0.22%
Other (3)	121,927	1.45%	89,338	1.06%
Total	$561,748	6.67%	$755,269	8.95%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $23.7 million and $31.9 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $134.1 million and $145.1 million as of September 30, 2018 and December 31, 2017, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	September 30, 2018				December 31, 2017
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
	(in thousands)
Venezuela(1)	$27,737	$748	$133,627	$162,112	$29,982	$8,460	$144,236	$182,678
Brazil	132,266	6,987	361	139,614	137,850	3,019	219	141,088
Colombia	46,325	81	1,990	48,396	60,000	1,801	2,058	63,859
Chile	36,268	5,200	177	41,645	88,174	6,191	178	94,543
Panama	11,681	14,830	171	26,682	24,967	26,590	—	51,557
Costa Rica	16,571	—	—	16,571	43,844	—	—	43,844
Peru	3,273	—	—	3,273	70,088	—	—	70,088
Mexico	694	—	834	1,528	16,737	951	586	18,274
Other(2)	76,323	581	45,023	121,927	83,990	1,192	4,156	89,338
Total (3)	$351,138	$28,427	$182,183	$561,748	$555,632	$48,204	$151,433	$755,269
_________________

(1)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $134.1 million and $145.1 million as of September 30, 2018 and December 31, 2017, respectively.
(2) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(3)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $23.7 million and $31.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

	September 30, 2018		December 31, 2017
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
	(in thousands, except percentages)
Domestic Loans
Real estate	$29,079	48.75%	$31,290	48.04%
Commercial	28,381	35.94%	30,782	33.38%
Financial institutions	31	0.27%	31	0.27%
Consumer and others (1)	2,274	5.92%	60	5.86%
	59,765	90.88%	62,163	87.55%

International Loans (2)
Commercial	659	1.41%	1,905	1.14%
Financial institutions	2,804	4.79%	4,331	7.93%
Consumer and others (1)	6,243	2.92%	3,601	3.38%
	9,706	9.12%	9,837	12.45%

Total Allowance for Loan Losses	$69,471	100.00%	$72,000	100.00%
% Total Loans	1.13%		1.19%
__________________

(1)	Includes residential loans.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (i) nonaccrual loans where the accrual of interest has been discontinued; (ii) accruing loans more than 90 days contractually past due as to interest or principal; and (iii) restructured loans that are considered “troubled debt restructurings”, or “TDRs”.

	September 30, 2018	December 31, 2017
	(in thousands)
Non-Accrual Loans(1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$10,244	$489
Single-family residential	5,594	4,277
Owner occupied	4,808	12,227
	20,646	16,993
Commercial loans	5,096	2,500
Consumer loans and overdrafts	25	9
Total Domestic	25,767	19,502

International Loans: (2)
Real Estate Loans
Single-family residential	1,453	727
Commercial loans	1,365	6,447
Consumer loans and overdrafts	32	46
Total International	2,850	7,220
Total-Non-Accrual Loans	$28,617	$26,722

Past Due Accruing Loans(3)
Domestic Loans:
Real Estate Loans
Single-family residential	$171	$112
Commercial	—	—
Total Domestic	171	112

International Loans:
Real Estate Loans
Single-family residential	80	114
Consumer loans and overdrafts	834	—
Total International	914	114
Total Past Due Accruing Loans	$1,085	$226

Total Non-Performing Loans	29,702	26,948
Other Real Estate Owned	—	319
Total Non-Performing Assets	$29,702	$27,267
__________________

(1)	Includes loan modifications that met the definition of TDRs which may be performing in accordance with their modified loan terms.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At September 30, 2018, non-performing assets increased $2.4 million, or 8.93%, compared to December 31, 2017. This increase is mainly attributed to one commercial real estate, or “CRE”, loan, one commercial loan and two single family residential loans with total carrying values of $10.2 million, $4.5 million and $1.3 million, respectively, which were placed in non-accrual status during the period. In addition, $0.8 million in credit card balances became 90 days past due during the period. These increases were partially offset by loan repayments of $5.5 million and $7.7 million on five owner-occupied commercial real estate loans and four commercial loans, respectively.
We recognized no interest income on nonaccrual loans during the nine months ended September 30, 2018 and 2017. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in the nine month periods ended September 30, 2018 and 2017 was $1.1 million and $1.2 million, respectively.
The following table presents the recorded investment of potential problem loans by loan category at the dates indicated. We have no purchased credit-impaired loans.

	September 30, 2018				December 31, 2017
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$11,640	$10,520	$—	$22,160	$1,020	$489	$—	$1,509
Single-family residential	35	7,364	—	7,399	—	5,869	—	5,869
Owner occupied	10,969	6,847	—	17,816	4,051	13,867	—	17,918
	22,644	24,731	—	47,375	5,071	20,225	—	25,296
Commercial loans	3,526	8,716	599	12,841	6,100	14,112	—	20,212
Consumer loans and overdrafts	—	5,937	—	5,937	—	4,113	—	4,113
	$26,170	$39,384	$599	$66,153	$11,171	$38,450	$—	$49,621
__________
(1) There are no loans categorized as “Loss” as of the dates presented.

At September 30, 2018, total potential problem loans increased $16.5 million, or 33.32%, compared to December 31, 2017. This increase is attributed to loan downgrades during the period, including three CRE loans totaling $19.0 million, four owner-occupied real estate loans totaling $8.0 million, two commercial loans totaling $4.7 million and two single family residential loans totaling $1.3 million, respectively.
One potential problem CRE loan with a carrying value of $10.2 million as of September 30, 2018 was downgraded to substandard and placed in non-accrual status during the quarter ended March 31, 2018. Subsequently, the Company agreed to restructure this loan by extending its maturity date and adjusting the loan’s monthly payments. As a result of the restructuring in May 2018, the Company determined no additional impairment charges were necessary and deemed the modification a TDR. In June 30, 2018, based on market information available at that time, the Company estimated that the fair value of the collateral, after estimated selling costs, had dropped below the carrying value of the loan and a $3.9 million specific reserve was allocated to this loan. At September 30, 2018, a more recent appraisal indicated that the collateral securing this CRE loan had deteriorated further. Therefore, an additional $1.8 million specific reserve was allocated to this loan.
The remaining two CRE loans and the four owner-occupied real estate loans that were potential problem loans were downgraded to special mention, and the two commercial and the two single family residential loans were downgraded to substandard during the nine months ended September 30, 2018. These downgraded loans are being monitored and did not generate any additional provisions.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2018 and December 31, 2017. The book value for securities classified as available for sale represents fair value and the book value for securities classified as held to maturity represents amortized cost.

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(in thousands, except percentages)
Securities held to maturity
U.S. Government agency debt	$2,916	0.16%	$3,034	0.16%
U.S. Government sponsored enterprise debt	83,408	4.65%	86,826	4.70%
	$86,324	4.81%	$89,860	4.86%
Securities available for sale:
U.S. Government agency debt	$260,771	14.55%	$291,385	15.78%
U.S. Government sponsored enterprise debt	804,674	44.91%	875,666	47.41%
Corporate debt (1)	368,411	20.56%	313,392	16.97%
U.S. Treasury debt	—	—%	2,701	0.15%
Mutual funds	22,910	1.28%	23,617	1.28%
Municipal bonds	170,855	9.54%	180,396	9.77%
Commercial paper	500	0.03%	—	—%
	$1,628,121	90.87%	$1,687,157	91.36%
Other securities (2):
Federal Reserve Bank stock	$13,050	0.73%	$13,010	0.70%
FHLB stock	64,364	3.59%	56,924	3.08%
	$77,414	4.32%	$69,934	3.78%
	$1,791,859	100.00%	$1,846,951	100.00%
__________________

(1)
September 30, 2018 includes $50.0 million in “investment-grade” quality securities issued by corporate entities from Panama, Europe, and Japan in three different sectors. December 31, 2017, includes $24.3 million in obligations issued by corporate entities from Panama, Europe and others in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. dollars.

(2)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

Liabilities
Total liabilities increased $24.8 million, or 0.32%, to $7.7 billion at September 30, 2018 compared to $7.7 billion at December 31, 2017. This increase was primarily driven by higher advances from the FHLB and other banks, partially offset by lower total deposits.

Deposits
Total deposits decreased $133.5 million, or 2.11%, to $6.2 billion at September 30, 2018 compared to $6.3 billion at December 31, 2017. In 2018, decreases of $147.8 million in interest bearing, $66.4 million in savings and money market account deposits and $51.9 million in noninterest bearing transaction accounts, were partially offset by a $132.7 million increase in time deposits. These changes in deposits and deposit mix were largely affected by declines in deposits from Venezuela customers, as discussed below. The increase of $132.7 million in time deposits include $269.6 million in retail time deposits, partially offset by a decrease of $136.9 million in brokered time deposits. The increase in retail time deposits reflects a shift in customers’ deposit preferences as interest rates increased and we promoted longer time deposits by launching successful marketing campaigns during the period to increase these deposits which are being offered at competitive market rates, and in anticipation of higher future interest rates.
During the nine months ended September 30, 2018, deposits of customers domiciled in Venezuela decreased by $350.2 million, or 11.13% to $2.8 billion at September 30, 2018 from $3.1 billion at December 31, 2017. This decrease was partially offset by an increase of $213.5 million, or 7.56%, in balances from domestic customer deposits, and a $3.3 million increase in balances from other countries. The trend of higher balances from U.S. customers reflects the Company’s continued focus on increasing the number of U.S. domestic customers while preserving valued foreign customer relationships.
The Bank uses the Federal Financial Institutions Examination Council’s, or FFIEC’s, Uniform Bank Performance Report or UBPR definition of core deposits, which consists of all relationships under $250,000. Core deposits, which exclude brokered time deposits and retail time deposits of $250,000 or more, were $4.8 billion and $4.9 billion as of September 30, 2018 and December 31, 2017, respectively. Core deposits represented 77.92% and 77.76% of our total deposits at those dates, respectively. The decline in core deposits since December 31, 2017 resulted primarily from a combination of the Company closing certain foreign customer accounts and foreign customers drawing down their account balances.
We utilize brokered deposits and, as of September 30, 2018, we had $643.1 million in brokered deposits, which represented 10.39% of our total deposits.
Large Fund Providers
At September 30, 2018 and December 31, 2017 our large fund providers, defined as third-party customer relationships with balances of over $10 million, included five and four deposit relationships, respectively, with total balances of $62.5 million and $59.0 million, respectively. Additionally, deposits from MSF or its non-U.S. affiliates at September 30, 2018 and December 31, 2017 totaled $20.0 million and $49.5 million, respectively.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2018:

	September 30, 2018
	(in thousands, except percentages)
Less than 3 months	$272,761	19.55%
3 to 6 months	294,848	21.14%
6 to 12 months	443,599	31.80%
1 to 3 years	198,476	14.23%
Over 3 years	185,206	13.28%
Total	$1,394,890	100.00%
Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. The majority of our outstanding short-term borrowings at September 30, 2018 and December 31, 2017 corresponded to FHLB advances and, to a lesser extent, included borrowings from other banks.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

	September 30, 2018	December 31, 2017
	(in thousands, except percentages)
Outstanding at period-end	$632,000	$567,000
Average amount	510,889	460,708
Maximum amount outstanding at any month-end	632,000	567,000
Weighted average interest rate:
During period	2.00%	1.43%
End of period	2.29%	1.43%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except percentages and per share data)
Net income	$11,551	$17,342	$31,403	$34,239
Basic and diluted earnings per common share	0.27	0.41	0.74	0.81

Average total assets	$8,462,134	$8,547,499	$8,423,611	$8,488,056
Average stockholders' equity	753,634	780,694	743,172	743,773
Net income / Average total assets (ROA)	0.55%	0.81%	0.50%	0.54%
Net income / Average stockholders' equity (ROE)	6.13%	8.89%	5.63%	6.14%
Average stockholders' equity / Average total assets ratio	8.91%	9.13%	8.82%	8.76%

Adjusted net income (1)	$11,970	$10,193	$37,801	$27,090
Adjusted basic and diluted earnings per common share (1)	0.28	0.24	0.89	0.64

Adjusted net income / Average total assets (ROA) (1)	0.57%	0.48%	0.60%	0.43%
Adjusted net income / Average stockholders' equity (ROE) (1)	6.35%	5.23%	6.78%	4.86%
__________________

(1)	See “Financial Highlights” for an explanation of certain non-GAAP measures.

None of our outstanding obligations are exchangeable for, or convertible into, equity securities. Consequently, our basic and diluted income per share are equal in each of the periods presented.
During the three and nine months ended September 30, 2018 and 2017, basic and diluted earnings per share decreased as a result of lower net income in 2018 compared to the same periods of 2017, primarily as a result of the $10.5 million one-time (pre-tax) gain on the sale of our New York Building in the third quarter of 2017.

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
Stockholders’ equity decreased $25.8 million, or 3.42%, to $727.7 million as of September 30, 2018 as compared to December 31, 2017, due to a special dividend of $40.0 million paid on March 13, 2018 to MSF prior to the record date for the Spin-off, $31.4 million net income in the nine months ended September 30, 2018 and a $17.2 million increase in AOCL mainly the result of lower securities available for sale valuations compared to December 31, 2017. The lower securities valuations were due primarily to increases in market interest rates.

Liquidity Management.
At September 30, 2018 the Company had $1.3 billion of outstanding advances from the FHLB and other borrowings, compared to $1.2 billion at December 31, 2017. At September 30, 2018 and December 31, 2017, we had $1.2 billion and $1.4 billion available under FHLB facilities. During the nine months ended September 30, 2018, the Company repaid $776 million of outstanding advances and other borrowings, and obtained new borrowing proceeds of $941 million from these sources. Other borrowings as of September 30, 2018 consisted of $2.0 million of short-term Fed Funds purchased from other banks which matured in October 2018. The following table summarizes the composition of our FHLB advances and other borrowings by type of interest rate:

	September 30, 2018	December 31, 2017
	(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 1.25% to 3.86% (December 31, 2017 - 0.90% to 3.86%)	$1,083,000	$918,000
Floating rate based on 3-month LIBOR ranging from 2.29% to 2.38% (December 31, 2017 - 1.23% to 1.71%) (1)	255,000	255,000
	$1,338,000	$1,173,000
__________________

(1)	We have designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure.

At September 30, 2018, advances from the FHLB and other borrowings had maturities through 2023 with interest rates ranging from 1.25% to 3.86%.
We also maintain federal funds lines with several banks, and had $60.5 million of availability under these lines at September 30, 2018 and December 31, 2017.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Mercantil Florida Bancorp Inc., or Mercantil Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $34.9 million as of September 30, 2018 and $39.1 million as of December 31, 2017 in funds available to service this junior subordinated debt.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/L. Management believes that these limitations will not affect our ability, and Mercantil Florida’s, to meet our ongoing short-term cash obligations. See “Supervision and Regulation” in the Information Statement and the Registration Statement.

Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total capital ratio	$910,228	12.81%	$568,409	8.00%	$710,511	10.00%
Tier 1 capital ratio	844,234	11.88%	426,307	6.00%	568,409	8.00%
Tier 1 leverage ratio	844,234	9.95%	339,463	4.00%	424,328	5.00%
Common Equity Tier 1	734,595	10.34%	319,730	4.50%	461,832	6.50%

December 31, 2017
Total capital ratio	$926,049	13.30%	$556,578	8.00%	$695,722	10.00%
Tier 1 capital ratio	852,825	12.30%	417,433	6.00%	556,578	8.00%
Tier 1 leverage ratio	852,825	10.20%	335,647	4.00%	419,559	5.00%
Common Equity Tier 1	753,545	10.70%	313,075	4.50%	452,220	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total capital ratio	$875,482	12.33%	$568,261	8.00%	$710,326	10.00%
Tier 1 capital ratio	809,488	11.40%	426,196	6.00%	568,261	8.00%
Tier 1 leverage ratio	809,488	9.58%	337,902	4.00%	422,377	5.00%
Common Equity Tier 1	809,488	11.40%	319,647	4.50%	461,712	6.50%

December 31, 2017
Total capital ratio	$885,855	12.70%	$556,446	8.00%	$695,557	10.00%
Tier 1 capital ratio	812,631	11.70%	417,334	6.00%	556,446	8.00%
Tier 1 leverage ratio	812,631	9.70%	335,600	4.00%	419,500	5.00%
Common Equity Tier 1	812,631	11.70%	313,001	4.50%	452,112	6.50%
 “High volatility" CRE loans, or HVCRE, currently have a risk weight of 150%. Section 214 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or the Growth Act, restricts the federal bank regulators from applying this risk weight except to certain CRE loans for real estate acquisition, development and construction (ADC).  The federal bank regulators issued a notice of a proposed rule on September 18, 2018 to implement Section 214 of the Growth Act, by revising the definition of “high volatility" CRE loans, or HVCRE. If this proposal is adopted, it is expected that this proposal would reduce the Company's risk weighted assets and thereby increase the Company’s risk-weighted capital.  For example, if the proposed rule had been in effect at September 30, 2018, the Company’s risk weighted assets would have been $72.4 million less, and the Company’s Tier 1 capital ratio would have been approximately 12 basis points greater.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$843,850	$762,437
Credit card facilities	202,873	200,229
Letters of credit	20,488	18,350
	$1,067,211	$981,016
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Information Statement and Registration Statement where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2017.
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
For quantitative and qualitative information regarding market risk exposure as of December 31, 2017 see the section titled “Quantitative and Qualitative Disclosures About Market Risk” of the Information Statement. There have been no significant changes in the assumptions used in monitoring market risk as of September 30, 2018. The impact of other types of market risks, such as foreign currency exchange risk, is deemed immaterial.
ITEM 4. CONTROLS AND PROCEDURES
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Additional risks include the following:
Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek.
We have adopted and are in the early stages of implementing our strategic plan to simplify our business model and focus our activities as a community bank serving our domestic customers and select foreign depositors and wealth management customers. Our plan includes a focus on profitable growth, cross selling to gain a larger share of our respective customers' business, core deposit generation, loan growth in our local markets, changes in loan mix to higher margin loans, and improving our customer experience, processes, operating efficiency and cost reductions. Our strategic plan includes significant changes, which may require certain changes in our culture and personnel. We seek to identify and serve our customers' needs better and more broadly, including our valued foreign customers. We are shrinking our Corporate LATAM lending businesses, while seeking higher margin domestic lending opportunities in our markets.

The strategic plan's technology changes and systems conversions involve execution and other risks. Market interest rates may not continue to increase as we have assumed, and all our market and customer initiatives are being made in highly competitive markets. Our plans may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, results of operations, and financial condition. Many of these factors, including interest rates, are not within our control. Additionally, the results of the strategic plan are subject to the other risks described in prospectus that affects our business. Among other risks described herein, our strategic plan involves the following risks:

•	Our focus on domestic lending in highly competitive markets may not meet our objectives, and may pose additional or other risks than low margin loans to foreign financial institutions.

•	Our funding has depended on foreign deposits and we may not be able to replace lost low cost foreign deposits with domestic deposits with similar costs and long-term customer relationships.

•	Our profitability objectives assume five 25 basis point increases in short-term interest rates through 2020, which may not occur.

•	The benefits from our technology investments may take longer than expected and may not be as large as expected, or may require additional investments.

•	If we are unable to reduce our cost structure, including through reductions in FTEs, as we anticipate, we may not be able to meet our profitability objectives.

•
Our strategic plan may take longer than anticipated and may be more expensive to implement than is currently anticipated, and otherwise may achieve less than we expect, any of which could adversely affect our business growth, results of operations and financial conditions.

•
Our wealth management business currently relies almost entirely on our Venezuelan customers. Our strategic plan for expanding our wealth management business to U.S.-based customers, in this highly competitive market, may not be as successful as we seek.

•
Any significant unanticipated or unusual charges, provisions or impairments, including as a result of any legal proceedings or industry regulatory changes, could adversely affect our ability to implement or realize the expected results of the strategic plan.

Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us.
The Bank is subject to, among other things, the provisions of the Equal Credit Opportunity Act, or ECOA, and the Fair Housing Act, or FHA, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer, commercial credit or residential real estate transaction. The DOJ and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists and how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. Failures to comply with ECOA, the FHA and other fair lending laws and regulations, including CFPB regulations, could subject us to enforcement actions or litigation, and could have a material adverse effect on our business financial condition and results of operations. Our Bank is also subject to the CRA and periodic CRA examinations by the OCC. The CRA requires us to serve our entire communities, including low- and moderate-income neighborhoods. Our CRA ratings could be adversely affected by actual or alleged violations of the fair lending or consumer financial protection laws. Even though we have maintained an "outstanding" CRA rating since 2000, we cannot predict our future CRA ratings. Violations of fair lending laws or if our CRA rating falls to less than "satisfactory" could adversely affect our business, including expansion through branching or acquisitions.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock, including our Class A common stock and trading volume could decline.
The trading market for our common stock, including our Class A common stock, depends in part on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, or downgrades our common stock, demand for our common stock could decrease, which could cause the price of our common stock or trading volume to decline.
We do not currently intend to pay dividends on our common stock, including our Class A common stock.
We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the performance of an investment in our common stock will depend upon any future appreciation in its value. It is unknown whether our common stock will decline or appreciate in value.
We may determine that our internal controls and disclosure controls could have deficiencies or weaknesses.
We regularly review our internal controls for deficiencies and weaknesses. We have had no material weaknesses, but we have had deficiencies in the past. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
Although we seek to prevent, discover and promptly cure any deficiencies or weaknesses in internal controls, as a relatively new public company, we may have material weaknesses or significant deficiencies in the future. If we are unable to remediate such weaknesses or deficiencies, we may be unable to accurately report our financial results, or report them within the timeframes required by law or Nasdaq rules. Failure to comply with the SEC internal controls regulations could also potentially subject us to investigations or enforcement actions by the SEC or other regulatory authorities. If we fail to implement and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, suspension or delisting of our common stock from The NASDAQ Stock Market. Such events could cause investors to lose confidence in our reported financial information, the trading price of our shares of common stock could decline and our access to the capital markets or other financing sources could be limited.
The risks described in the Information Statement and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.
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

MERCANTIL BANK HOLDING CORPORATION (Registrant)

Date:	November 13, 2018	By:	/s/ Millar Wilson
Millar Wilson
Chief Executive Officer and Vice-Chairman of the Board

Date:	November 13, 2018	By:	/s/ Alberto Peraza
Alberto Peraza
Co-President and Chief Financial Officer