Form 10-K
period 2018-12-31
Mercantil Bank Holding Corp
filed 2019-04-01
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________
Commission File Number 001-38534

MERCANTIL BANK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0032379 (I.R.S. Employer Identification No.)
220 Alhambra Circle, Coral Gables, Florida	33134
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 460-8728
_________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share Class B Common Stock, par value $0.10 per share	NASDAQ NASDAQ
Securities registered pursuant to Section 12(g) of the Act: NONE
_________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on August 29, 2018 as reported by the NASDAQ Global Select Market on such date, was approximately $445 million. The aggregate market value of the Class B common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class B common stock on August 29, 2018 as reported by the NASDAQ Global Select Market on such date, was approximately $320 million. The registrant has elected to use August 29, 2018, the first date NASDAQ Global Select Market provides a price for the registrant’s common stock, as the calculation date because on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company.

The number of shares outstanding of the registrant’s classes of common stock as of March 26, 2019: Class A Common Stock, par value $0.10 per share, 28,985,996 shares; Class B Common Stock, par value $0.10 per share, 14,218,597 shares (excludes 3,532,457 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

1

2

MERCANTIL BANK HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2018

PART I

Item 1. Business
Our Company
We are a bank holding company headquartered in Coral Gables, Florida, with $8.1 billion in assets, $5.9 billion in loans, $6.0 billion in deposits, $747.4 million of shareholders’ equity and $1.6 billion in assets under management and custody as of December 31, 2018. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our U.S. markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment and wealth management services are provided by the Bank’s national trust company subsidiary, Amerant Trust, N.A., or Amerant Trust, and the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments. We call these services and entities wealth management.
The Bank was founded in 1979 and is the largest community bank headquartered in Florida. We currently operate 23 banking centers where we offer personal and commercial banking services. The Bank’s primary markets are South Florida, where we operate 15 banking centers in the Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties; a loan production office, or LPO, recently opened in Dallas, Texas; and a LPO in New York, New York. We currently have 911 FTEs throughout our markets. We have no foreign offices.
Our History
From 1987 through December 31, 2017, we were a wholly-owned subsidiary of Mercantil Servicios Financieros, C.A., which we refer to as MSF. On March 15, 2018, MSF transferred 100% of our outstanding Class A common stock and Class B common stock, together, the Company Shares, to a newly created Florida common law, non-discretionary, grantor trust, which we refer to as the Distribution Trust or the Trust. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”
On August 10, 2018, we completed our spin-off from MSF, or Spin-off, through the distribution, or Distribution, of 19,814,992 shares of our Class A common stock and 14,218,596 shares of our Class B common stock in each case adjusted for a stock split completed on October 24, 2018. The shares distributed in the Distribution, or Distributed Shares, constituted 80.1% of the total issued and outstanding Company Shares of each class. As a result of the Distribution, each holder of record of MSF’s Class A common stock or Class B common stock on April 2, 2018 received one share of our Class A common stock or one share of our Class B common stock for each share of MSF Class A common stock or Class B common stock, respectively.
The Distributed Shares were registered with the United States Securities and Exchange Commission, or SEC, on Form 10, or the Spin-off Registration Statement. Except for Company Shares held by our affiliates, including Company Shares held in the Distribution Trust on behalf of MSF, the Distributed Shares were freely transferable.
Following the Spin-off, MSF retained 19.9% of our Class A common stock, the Class A Retained Shares, and 19.9% of our Class B common stock, the Class B Retained Shares, in the Distribution Trust,. We call the Class A Retained Shares and the Class B Retained Shares, collectively, the Retained Shares.
The Company Shares began trading on the Nasdaq Global Select Market on August 13, 2018.

On December 21, 2018, we completed an initial public offering, the IPO, of 6,300,000 shares of Class A common stock. MSF sold all 4,922,477 shares of its Class A Retained Shares in the IPO. We received no proceeds from MSF’s sale of its Class A Retained Shares in the IPO. We sold 1,377,523 shares of our Class A common stock in the IPO and used all of the proceeds we received to repurchase 1,420,135.66 Class B Retained Shares from MSF.
At December 31, 2018, MSF beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System, or the Federal Reserve, determined that MSF no longer controlled the Company for purposes of the Bank Holding Company Act of 1956.
On January 23, 2019, we sold an additional 229,019 shares of our Class A common stock when the underwriters in the IPO completed the partial exercise of their over-allotment option which was granted in connection with the IPO.
In January and February of 2019, we completed private placements whereby we issued and sold 1,903,846 shares of our Class A common stock pursuant to a series of stock purchase agreements. On February 28, 2019, we used the proceeds from the exercise of the underwriters’ over-allotment option and the private placements to repurchase from MSF all of the remaining Class B Retained Shares. Following this repurchase, MSF no longer owns any Company Shares.
Our Class A common stock and Class B common stock is listed on the Nasdaq Global Select Market under the trading symbols “AMTB” and “AMTBB,” respectively.
New Brand
We are rebranding our Company as Amerant. We believe our new name and logo will identify us as separate and distinct from MSF and promote our strategic focus as a community bank with its own identity. All the entities in our organization are adopting the new name and logo, and the Company will formally change its name, subject to shareholders approval, following our 2019 annual shareholders’ meeting. We changed the Nasdaq Global Select Market trading symbols for our Class A common stock and Class B common stock to “AMTB” and “AMTBB,” respectively, to reflect the new brand.
Our Segments
We report our results of operations through four segments: Personal and Commercial Banking, or PAC, Corporate LATAM, Treasury and Institutional.
The PAC segment represents the largest contributor to our results in terms of loan and deposit volumes and income, representing, among others, the following businesses: CRE, middle market, commercial (both domestic and international), small business and personal, family and household clients (both domestic and international). This segment is supported by the Bank’s 15 banking centers in Florida, eight in Texas and two LPOs, one in New York, New York, and one in Dallas, Texas, which we recently opened, along with a wide array of products and services offered by the Bank.
Corporate LATAM serves Tier 1 financial institutions and a select number of companies in the target countries of Brazil, Chile, Peru, Colombia and Mexico. Corporate LATAM customers generally have over $1.0 billion in annual sales and operate in several large industries.

Treasury manages certain elements of the Bank’s balance sheet, including liquidity, duration, economic values and general asset/liability management, or ALM. Therefore, it derives a significant portion of its results from its securities portfolio management activities. These activities seek to maintain an adequate combination of profitability, liquidity, interest risk and credit risk in the Bank’s investment portfolio in support of our overall strategic goals, including capital preservation. Through the timing of its purchases and sales to achieve these objectives, Treasury historically has also generated revenue during volatile economic periods. In addition, Treasury, together with PAC, participates in the offering of derivative instruments to our borrowers seeking to hedge changes in their loan interest rates.
The activities of our Institutional segment relate to institutional or corporate overhead activities, including those of Amerant Trust and Amerant Investments.
Our Markets
Our primary market areas are South Florida, the greater Houston, Texas and the greater New York City area, especially the five New York City boroughs. We serve our market areas from our headquarters in Coral Gables, Florida, and through a network of 15 banking locations in South Florida and eight banking locations in the greater Houston, Texas area. We also maintain a LPO in New York, New York that focuses on originating CRE loans, and a LPO in Dallas, Texas that originates all types of commercial loans. As part of our strategic plan, in addition to expansion in our domestic market areas, we may further diversify our markets through entry into other large metropolitan markets, especially in other major cities in Texas. Expansion may include LPOs and banking centers.
Credit Policies and Procedures
General. We adhere to what we believe are disciplined underwriting standards. We maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans and a conservative credit culture. We also seek to maintain a broadly diversified loan portfolio across geographies, customers, products and industries. Our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.
Credit Concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to industry and loan product type to ensure portfolio diversification, which are reviewed at least annually. The CRE concentration limits include sub-limits by type of property and geographic market, which are reviewed semi-annually. Country limits for loans to foreign borrowers are also assessed semi-annually. In general, all concentration levels are monitored on a monthly basis.
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2018, the Bank had a legal lending limit of approximately $132.6 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 26.40% of our legal lending limit and $30.0 million for all other loans, representing 22.63% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.

Credit Risk Management. We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentrations within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentration of our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies possible problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level.
Credit risk management involves a collective effort among our loan officers and credit underwriting, credit administration, credit risk and collections personnel. We conduct weekly credit committee meetings to approve loans and review any other credit related matter. Once a month, the asset quality and delinquencies are also reviewed by the committee and reports are elevated to senior management and the board of directors. Our evaluation and compensation program for our loan officers includes significant asset quality goals, such as the percentage of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.
The Bank’s Credit Committee holds monthly meetings to discuss credit quality trends, including past due status and changes to loan performance. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Loan officers, credit administration personnel and senior management proactively support collection activities.
Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, e-Statements and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury management services for our commercial clients. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community focused marketing. We also seek to cross-sell deposit products and services at loan origination and loans to our depository and other customers.
We utilize brokered deposits. As of December 31, 2018 and 2017, we had brokered deposits of $642.1 million and $780.0 million, 10.6% and 12.34% of our total deposits at those dates, respectively.
Following the Spin-off, we have sought to continue to increase our share of domestic deposits by continuing our banking center expansion and redevelopment plans and focusing on improved efficiency and customer satisfaction.
Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services through Amerant Trust. Catering to high net worth customers, our trust and estate planning products include simple and complex trusts; private foundations; personal investment companies and escrow accounts. Amerant Trust also acts as a U.S. fiduciary responsible for managing trust or escrow assets, provides custody services, and provides trust administrative services to MSF’s non-U.S. affiliates, including the Cayman Bank, which we plan to acquire from MSF, as discussed below. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Amerant Trust’s wholly-owned subsidiary, CTC Management Services, LLC, provides corporate and ancillary administrative services for Amerant Trust’s fiduciary relationships.

We also offer brokerage and investment advisory services in global capital markets through Amerant Investments, which is a member of FINRA, the Securities Investor Protection Corporation (SIPC) and a registered investment adviser with the SEC. Amerant Investments acts as an introducing broker-dealer through Pershing (a wholly-owned subsidiary of The Bank of New York Mellon) to obtain clearing, custody and other ancillary services. Amerant Investments offers a wide range of products, including mutual funds, exchange-traded funds, equity securities, fixed income securities, structured products, discretionary portfolio management, margin lending and online equities trading. Amerant Investments has distribution agreements with many major U.S. and international asset managers, as well as with some focused boutique providers. Amerant Investments provides its services to the Bank’s U.S. domestic and international customers mainly in the PAC segment. The Bank’s retail customers are offered non-FDIC insured investment products and services exclusively through Amerant Investments.
MSF indirectly, through its Panama holding company, currently owns 100% of Mercantil Bank and Trust Limited (Cayman), or the Cayman Bank, a bank and trust company located in St. George, Grand Cayman. The Cayman Bank operates under a Cayman Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of Amerant Trust and the Bank, respectively, under separate agreements. Approximately 50% of our trust relationships, including those of many of our important foreign customers, employ Cayman Islands trusts and are domiciled in the Cayman Bank. The OCC periodically examines the Bank and Amerant Trust and reviews the fiduciary relationships and transactions that Amerant Trust and the Bank manage for the Cayman Bank.
We have historically operated and managed the Cayman Bank as part of our service agreements with MSF. The Cayman Bank serves a number of our trust and wealth management customers. The Bank intends to acquire the Cayman Bank from a MSF subsidiary for cash at its fair market value based on the Cayman Bank’s shareholder’s equity, adjusted to reflect income and losses to the closing date and purchase accounting adjustments, including the mark to market of all assets and liabilities at the closing date, plus a premium of $885,000. The premium is based upon a valuation of the Cayman Bank prepared for us by Hovde Group, an investment banking firm. Based on the Cayman Bank’s December 31, 2018 balance sheet, the estimated purchase price would be approximately $13.4 to $14.4 million. We anticipate that the necessary bank regulatory approvals will take 3 to 6 months to complete. The acquisition is expected to be completed promptly after the receipt of the last required bank regulatory approval. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”
This acquisition is subject to the negotiation of a definitive agreement and the receipt of necessary Federal Reserve and CIMA regulatory approvals. Prior to the completion of the acquisition, we expect to continue the existing fiduciary services and general administrative services agreements with Amerant Trust and the Bank, subject to any regulatory requirement. The continuation of these services, as well as the continued and sole designation of our officers and directors, including Mr. Wilson, as officers or directors of the Cayman Bank will protect our customers’ interests pending the proposed acquisition.
Other Products and Services
We offer banking products and services that we believe are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by mobile device, telephone and mail. Many of the services provided in our online platform are also available via our mobile application for smart devices. We also offer debit cards, credit cards to our international customers, night depository, direct deposit, cashier’s checks, safe deposit boxes in various locations and letters of credit, as well as treasury management services, including wire transfer services, remote deposit capture and automated clearinghouse services. In addition, we offer interest rate swap contracts to our most sophisticated commercial real estate lending customers.

Investments
Our investment policy, set by our board of directors, requires that investment decisions are made based on, but not limited to, the following four principles: investment quality, liquidity requirements, interest-rate risk sensitivity and estimated return on investment. These characteristics are pillars of our investment decision-making process, which seeks to minimize exposure to risks while providing a reasonable yield and liquidity. The investment policy is carried out by Treasury in coordination with ALCO. Under the direction of ALCO and Treasury, the Bank employees have delegated authority to invest in securities within specified policy guidelines.
Information Technology Systems
We continue to make significant investments in our information technology systems for our deposit and lending operations and treasury management activities. We believe that these investments, including additional technology changes to implement our strategic plan, are essential to increase our overall customer experience, to support our compliance, internal controls and efficiencies, to enhance our capabilities to offer new products, and to provide scale for future growth and acquisitions. We license our core data processing platform from a nationally recognized bank software vendor, which provides us with essential functionalities to support our continued growth. Our internal network and the majority of key applications are maintained in-house. The scalability of our infrastructure is designed to support our expansion strategy. In addition, we leverage the capabilities of third-party service providers to augment the technical capabilities and expertise that is required for us to operate as an effective and efficient organization. We believe our management of these third-party relationships complies with FFIEC’s guidelines.
The Bank is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. The Bank has an enterprise-wide Information Security Program, or Security Program, which is designed to protect the confidentiality, integrity and availability of customer non-public information and bank data. The Security Program is designed to protect our operations and assets through a continuous and comprehensive cybersecurity detection, protection and prevention program. This program includes an information security governance structure and related policies and procedures, security controls, protocols governing data and systems, monitoring processes, and processes to ensure that the information security programs of third-party service providers are adequate. Our Security Program also continuously promotes cybersecurity awareness and culture across the organization.
The Bank also has a business continuity plan, which it actively manages to prepare for any business continuity challenges it may face. Our business continuity/disaster recovery plan provides for the resiliency and recovery of our operations and services to our customers. The plan is supported and complemented by a robust business continuity governance framework, a life safety program as well as an enterprise-wide annual exercise and training to keep the program and strategies effective, scalable and understood by all employees. We believe both the Security Program and business continuity programs adhere to industry best practices and comply with the FFIEC’s guidelines, and are subject to periodic testing and independent audits.
Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of lenders and other financial institutions within our markets, including local, regional, national and international commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, trust service providers, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, fintech companies and other financial intermediaries on various of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and larger banking center networks. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, electronic delivery systems and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high-quality customer service culture, our positive reputation and long-standing community relationships enable us to compete successfully within our markets and enhance our ability to attract and retain customers.
Our Employees
As of December 31, 2018, we employed 911 FTEs. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be very good and monitor these through annual employee engagement surveys. The Bank has earned an AON’s Regional “Best Employer” award in the last three years. This award recognizes those organization that have made an extraordinary effort to gain a competitive advantage through their people and, in doing so, become employers of choice.
Other Subsidiaries
Intermediate Holding Company
The Company owns the Bank through our wholly-owned, intermediate holding company, Mercantil Florida Bancorp Inc., or Mercantil Florida. Mercantil Florida is the obligor under the $118.1 million aggregate principal amount of junior subordinated debentures related to our outstanding trust preferred securities. As of December 31, 2018 and 2017, Mercantil Florida had cash and cash equivalents of $32.9 million and $39.1 million, respectively.
Voting Trust
In October 2008, MSF, the Company and various individuals as Voting Trustees, entered into a Voting Trust Agreement, which we call the Voting Trust. The Voting Trust was amended and restated in 2017.
The Voting Trust was organized under the laws of Florida and was a grantor trust for federal income tax purposes. It held all the issued and outstanding shares of capital stock of Mercantil Florida, which is the Bank’s immediate parent and sole shareholder. The Voting Trust was a “company” subject to supervision and regulation under the BHC Act. The Voting Trust had issued Voting Trust certificates representing the entire interest in the Voting Trust to the Company. In the event of Control Changes in MSF, the Voting Trustees, could cancel the existing Voting Trust certificates and distribute these to MSF’s shareholders pro rata to preserve the Bank and MSF’s shareholders’ economic interests in the Bank. No Control Change had occurred prior to July 24, 2018.
The Voting Trust was terminated on July 24, 2018. The Spin-off made the Voting Trust unnecessary.

The REIT
Through the Bank’s subsidiary, CB Reit Holding Corporation, or REIT Hold Co., we maintain a real estate investment trust, CB Real Estate Investments, or REIT, which is taxed as a real estate investment trust. The REIT holds various of the Bank’s real estate loans, and allows the Bank to better manage the Bank’s real estate portfolio. The REIT’s outstanding common stock is owned entirely by REIT Hold Co. Of the REIT’s 1,250 issued and outstanding 6.00% preferred shares (par value $750), 1,125 are owned by REIT Hold Co. and 122 are owned by different employees of the Bank.
Dividend Restrictions
As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation-Payment of Dividends.”
SUPERVISION AND REGULATION
We and the Bank are extensively regulated under U.S. Federal and state laws applicable to financial institutions. Our supervision, regulation and examination are primarily intended to protect depositors, and maintain the safety and soundness of financial institutions and the federal deposit insurance fund generally. Such supervision and regulation are not intended to protect the holders of our capital stock and other securities issued by us. Any change in applicable law or regulation may have a material effect on our business. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.
Bank Holding Company Regulation
The Company is a bank holding company, subject to supervision, regulation and examination by the Federal Reserve under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain related activities. We are required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines us and our non-bank subsidiaries.
The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or “control” of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or “control” of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation, or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose insured depository institution subsidiaries maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977 (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC Act’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to the activities conducted by their subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Federal Reserve recommended repeal of the merchant banking powers in its September 16, 2016 study pursuant to Section 620 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Company has not elected to become a financial holding company, but it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the acquirer is “well capitalized” and “well managed”. A national bank located in Florida, with the prior approval of the Office of the Comptroller of the Currency (“OCC”), may acquire and operate one or more banks in other states pursuant to a transaction in which the bank is the surviving bank. In addition, national banks located in Florida may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Florida. The Dodd-Frank Act permits banks, including national banks, to branch anywhere in the United States.
The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to us. We and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W thereunder.
Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by permissible collateral, generally U.S. government or agency securities. Section 23B of the Federal Reserve Act generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same as or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

Federal Reserve policy and the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, require a bank holding company to act as a source of financial and managerial strength to its FDIC-insured bank subsidiaries. These may require bank holding companies to support their bank subsidiaries with additional investments, including in situations where additional investments in the bank subsidiary may not otherwise be warranted. In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s assets, and such guarantee is given priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions may be held responsible for any losses to the Deposit Insurance Fund, or DIF, if an affiliated depository institution fails. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “-Capital.”
Relationship with MSF
We were a wholly-owned indirect subsidiary of MSF from 1987 until August 2018. MSF was a “bank holding company” under the BHC Act as a result of its control of the Company and the Bank, and was also a “foreign banking organization”, or FBO, as a result of its control of the Bank. MSF distributed 80.1% of our Class A and Class B common stock to its shareholders in the Spin-off on August 10, 2018. MSF sold all its remaining Company Class A voting stock in the Company’s IPO that closed on December 21, 2018. The Company used IPO proceeds to repurchase Class B non-voting common stock from MSF on December 28, 2018, reducing MSF’s holding in Class B common stock to less than 5% of the Company’s total common stock capital.
The Federal Reserve determined that MSF no longer “controlled” the Company or the Bank as of year-end 2018 and, therefore, was no longer a bank holding company or FBO subject to Federal Reserve supervision or regulation.
MSF made several commitments to the Federal Reserve in furtherance of the Company’s separation and to avoid potential issues under the “Joint Agency Statement on Parallel-Owned Banking Organizations” (April 23, 2001), or the “Parallel Banking Policy Statement”. MSF and its subsidiaries committed to the Federal Reserve that they would not, directly or indirectly engage in, or be a party to, any business transaction or relationship (including, without limitation, any receipt of funds as a depository) with the Company or any of its subsidiaries. Notwithstanding this limitation, MSF may engage in the following transactions:

•	Certain limited existing business and transitional service relationships existing in December 2018;

•	The acquisition by the Bank of the Cayman Bank, an indirect MSF subsidiary, subject to any required regulatory approvals; and

•	The lease of space at market rates by the Company to MSF to house certain MSF employees who perform treasury services.

The Company has policies and procedures that are designed to reduce risk, and to properly govern remaining relationships with MSF and its subsidiaries. The Bank’s relations with MSF and its subsidiaries are currently treated as related party transactions, which are subject to review and approval by our Audit Committee.

Bank Regulation
The Bank is a national bank subject to regulation and regular examinations by the OCC, and is a member of the Federal Reserve Bank of Atlanta. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters. Under the Bank Merger Act, prior OCC approval is required for a national bank to merge or consolidate with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve mergers and other acquisition transactions, the OCC is required to consider factors similar to the Federal Reserve under the BHC Act, including the applicant’s financial and managerial resources, competitive effects and public benefits of the transaction, the applicant’s performance in meeting community needs, and the effectiveness of the entities in combating money laundering activities.
The Bank is a member of the FDIC’s DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. Under the Dodd-Frank Act, the Bank also is subject to regulations issued by the CFPB, with respect to consumer financial services and products, but is not subject to the federal Consumer Financial Protection Bureau (“CFPB”) supervision or examination because the Bank has less than $10 billion of assets. See “-FDIC Insurance Assessments”.
The OCC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Financial Institutions Rating System, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates, and the ability to manage market risk.
Evaluations of the component areas of the CAMELs rating take into consideration the institution’s size and sophistication, the nature and complexity of its activities, its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices, management’s ability to identify, measure, monitor, and control the risks of its operations and the nature and complexity of interest rate risk exposure arising from non-trading positions. The OCC considers anti-money laundering / Bank Secrecy Act, or AML/BSA, examination findings in a safety and soundness context when assigning the management component rating. Serious deficiencies in a bank’s AML/BSA compliance create a presumption that the management rating will be adversely affected because risk management practices are less than satisfactory.
Composite ratings are based on an evaluation of an institution’s managerial, operational, financial, and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings.
The Gramm-Leach-Bliley Act, or the GLB Act, and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third-parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies. In December 2015, Congress amended the GLB Act as part of the Fixing America’s Surface Transportation Act. This amendment provided financial institutions that meet certain conditions an exemption to the requirement to deliver an annual privacy notice. On August 10, 2018, the CFPB announced that it had finalized conforming amendments to its implementing regulation, Regulation P.

A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have policies regarding information privacy and security. Some state laws also protect the privacy of information of state residents and require adequate security of such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.
The Bank maintains LPOs in New York City and Dallas, Texas. LPOs may only engage in certain functions on behalf of the Bank, such as soliciting loans (including assembling credit information, property inspections and appraisals, securing title information, preparing loan applications, solicitation loan servicing), and acting as a liaison with customers of the Bank. Loans and credit extensions cannot be approved by a LPO. Our LPO offices also solicit deposits, provide information about deposit products, and assist customers in completing deposit account opening documents. The LPOs are not “branches” under applicable OCC regulations and cannot engage in general banking transactions, deposit taking and withdrawals, or lending money. The LPOs are subject to supervision and examination by the OCC.
Community Reinvestment Act and Consumer Laws
The Bank is subject to the Community Reinvestment Act (“CRA”) and the OCC’s regulations thereunder. Under the CRA, all FDIC-insured institutions have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution that has applied to:

•	charter a national bank;

•	establish new branch offices (banking centers) that accept deposits;

•	relocate an office;

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution; or

•	obtain deposit insurance coverage for a newly chartered institution.
The CRA performance of a banking organization’s depository institution subsidiaries is considered by the Federal Reserve and other federal bank regulators in connection with bank holding company and bank mergers and acquisitions, and branch applications. When considering BHC Act applications, the Federal Reserve will assess the performance of each subsidiary depository institution of the applicant bank holding company, and such performance may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new banking centers and other expansion activities and will prevent a company from becoming a financial holding company.
As a result of the GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made. The federal CRA regulations require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

On August 28, 2018, the OCC proposed rulemaking to modernize the regulatory framework implementing the CRA. The proposal seeks comments on ways to increase lending and services to people in low- and moderate-income areas and clarify and expand the types of activities eligible for CRA consideration. The OCC shares responsibility for enforcing the rules with the Federal Reserve and the FDIC. Even though the Federal Reserve did not join the OCC in the publication of its proposed rulemaking concerning revisions to the CRA regulations, it is considering ideas regarding modernizing the CRA, tailoring the CRA regulations for banks of different sizes and improving the consistency and predictability of CRA evaluations and ratings.
The Bank is also subject to, among other things, fair lending laws, including the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (“DOJ”) and the federal bank regulators have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has prosecuted what it regards as violations of the ECOA and Fair Housing Act, and the fair lending laws, generally.
The federal bank regulators have updated their guidance on overdrafts several times, including overdrafts incurred at automated teller machines (“ATMs”) and point of sale (“POS”) terminals. Overdrafts have become a focus of the CFPB. Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions. In May 2018, the OCC encouraged national banks to offer short-term, small-Dollar installment lending. The Federal Reserve expressed similar support for responsible small Dollar lending in its June 2018 Consumer Compliance Supervision Bulletin and recently commented on certain bank practices with respect to overdraft fees being unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act. The CFPB proposed on February 6, 2019 to rescind its mandatory underwriting standards for loans covered by its 2017 Payday, Vehicle Title and Certain High-Cost Installment Loans rule, and has separately proposed delaying the effectiveness of such 2017 rule.
The CFPB has the authority, previously exercised by the federal bank regulators, to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, the Truth in Savings Act, the Fair Credit Reporting Act and the Privacy of Consumer Financial Information rules. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority in making rules and providing guidance that affects bank regulation in these areas and the scope of bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set by CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates. On February 6, 2018, the CFPB issued for public comment proposed amendments to its payday lending rule, which rescinded provisions governing underwriting of certain loans and delayed the August 19, 2019 compliance date for the mandatory underwriting provisions of the payday lending rule.

Residential Mortgages
CFPB regulations that require lenders to determine whether a consumer has the ability to repay a mortgage loan became effective on January 10, 2014. These established certain minimum requirements for creditors when making ability to repay determinations, and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling, including home-purchase loans, refinancing and home equity loans (whether first or subordinate lien). Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and requirements where the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must have: (1) a term not exceeding 30 years; (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and his or her credit worthiness. We anticipate focusing our residential mortgage origination on qualified mortgages and those that meet our investors’ requirements, but we may make loans that do not meet the safe harbor requirements for “qualified mortgages.”
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or the “2018 Growth Act”, provides that certain residential mortgages held in portfolio by banks with less than $10 billion in consolidated assets automatically are deemed to be “qualified mortgages.” This relieves such institutions from many of the requirements to satisfy the criteria listed above for “qualified mortgages.” Mortgages meeting the “qualified mortgage” safe harbor may not have negative amortization, must follow prepayment penalty limitations included in the Truth in Lending Act, and may not have fees greater than 3% of the total value of the loan.
The Bank generally services the loans it originates, excluding those it sells. The CFPB adopted mortgage servicing standards, effective in January 2014. These include requirements regarding force-placed insurance, certain notices prior to rate adjustments on adjustable rate mortgages, and periodic disclosures to borrowers. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide borrower’s direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans, and the mandatory delays in foreclosures could result in loss of value on collateral or the proceeds we may realize from a sale of foreclosed property.
The Federal Housing Finance Authority (the “FHFA”) updated The Federal National Mortgage Association’s, or Fannie Mae’s, and the Federal Home Loan Mortgage Corporation’s, or Freddie Mac’s (individually and collectively, “GSE”), repurchase rules, including the kinds of loan defects that could lead to a repurchase request to, or alternative remedies with, the mortgage loan originator or seller. These rules became effective January 1, 2016. The FHFA also has updated these GSEs’ representations and warranties framework and announced on February 2, 2016 an independent dispute resolution, or IDR, process to allow a neutral third-party to resolve demands after the GSEs’ quality control and appeal processes have been exhausted.

The Bank is subject to the CFPB’s integrated disclosure rules under the Truth in Lending Act and the Real Estate Settlement Procedures Act, called “TRID,” for credit transactions secured by real property. The TRID rules adversely affected our mortgage originations in 2016, while we revised our systems and processes to comply with these rules. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to any restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships. The 2018 Growth Act reduced the scope of the TRID rules by eliminating the wait time for a mortgage, if an additional creditor offers a consumer a second offer with a lower annual percentage rate. Congress encouraged federal regulators to provide better guidance on TRID in an effort to provide a clearer understanding for consumers and bankers alike. The 2018 Growth Act also provides partial exemptions from the collection, recording, and reporting requirements under Sections 304(b)(5) and (6) of the Home Mortgage Disclosure Act, or HMDA, for those banks with fewer than 500 closed-end mortgages or less than 500 open-end lines of credit in both of the preceding two years, provided the bank’s rating under the CRA for the previous two years has been at least “satisfactory.” On August 31, 2018, the CFPB issued an interpretive and procedural rule to implement and clarify these requirements under the 2018 Growth Act.
Other Laws and Regulations
The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 (Title III of the USA PATRIOT Act) specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Bank regulators are required to consider compliance with anti-money laundering laws and provisions before acting upon merger and acquisition and other expansion proposals. Furthermore, significant civil and criminal monetary penalties for violations of this Act can be imposed.
New Federal Financial Enforcement Network (“FinCEN”) rules, effective May 2018, require banks to know the beneficial owners of customers that are not natural persons, to update customer information to develop a customer risk profile, and generally monitor such matters.
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or USA PATRIOT Act, subjects financial institutions to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with certain foreign financial institutions.
The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs, and sets forth minimum standards, which the regulators refer to as “pillars” for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program;

•	an independent audit function to test the programs; and

•	ongoing customer due diligence and monitoring.
The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act, as well as related rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and the Nasdaq Stock Market. As a newly public company, and as an emerging growth company, we are not required currently to comply with various provisions of the Sarbanes-Oxley Act. See “Summary-Emerging Growth Company Status.”

The Company regularly evaluates its controls, including compliance with the SEC rules on internal controls, and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. See “Risk Factors—We may determine that our internal controls and disclosure controls could have deficiencies or weaknesses.”
Payment of Dividends
The Company is a legal entity separate and distinct from the Bank. Our primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net earnings for the preceding two calendar years, less any required transfers to surplus. During 2018, the Bank paid cash dividends of approximately $47.5 million, including the $40 million special dividend used to pay such amount as a dividend to MSF in connection with the Spin-off. At December 31, 2018, the Bank could have declared additional dividends of approximately $82.6 million, without prior OCC approval.
In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The Federal Reserve and the OCC are authorized to determine when the payment of dividends by the Company and the Bank, respectively, would be an unsafe or unsound practice, and may prohibit such dividends.
The Federal Reserve has indicated that paying dividends that deplete a bank holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current year’s operating earnings.
Under Federal Reserve Supervisory Letter SR-09-4 (February 24, 2009), as revised December 21, 2015, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, is not based on overly optimistic earnings scenarios, and the absence of potential events that could affect a company’s ability to pay a dividend while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The Basel III Capital Rules were fully phased-in on January 1, 2019 and further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement effective January 1, 2019. The Company and the Bank exceeded the capital conservation requirement at year end 2018. See “Basel III Capital Rules.”

Capital
The Federal Reserve has risk-based capital rules for bank holding companies and the OCC has similar rules for national banks. These rules required at year end 2018 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 9.875%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pre-tax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a loan loss allowance up to 1.25% of its standardized total risk-weighted assets, excluding the allowance. We collectively refer to Tier 1 capital and Tier 2 capital as Total risk-based capital.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 4%. However, regulators expect bank holding companies and banks to operate with leverage ratios above the minimum. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has indicated that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. Neither the Federal Reserve nor the OCC has advised us of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to the Company or the Bank, respectively. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not fully take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.
The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, among other things, requires the federal bank regulators to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
All of the federal bank regulators also have regulations establishing risk-adjusted measures and relevant capital levels which implement the “prompt corrective action” standards applicable to banks. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 or “CET1” capital ratio, as well as, the leverage capital ratio. Under the regulations, national banks will be:

•
Well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a CET1 capital ratio of 6.5% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure;

•
“Adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a CET1 capital ratio of 4.5% or greater, and generally has a leverage capital ratio of 4% or greater;

•
“Undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a CET1 capital ratio of less than 4.5% or generally has a leverage capital ratio of less than 2%;

•
“Significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a CET1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or

•	“Critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets.
The federal bank regulators have authority to require additional capital.
The Dodd-Frank Act significantly modified the capital rules applicable to us and call for increased capital, generally.

•
The generally applicable prompt corrective action leverage and risk-based capital standards, or generally applicable standards, including the types of instruments that may be counted as Tier 1 capital, will be applicable on a consolidated basis to depository institution holding companies, as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the standards to be set by the regulators.

•
Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company after May 19, 2010 will no longer count as Tier 1 capital. Our trust preferred securities outstanding at December 31, 2018 were issued before May 19, 2010, and are included in our Tier 1 capital.

Information concerning our and the Bank’s regulatory capital ratios at December 31, 2018 and December 31, 2017 is included under the heading “Regulatory Capital Requirements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Annual Report on Form 10-K.
Depository institutions that are “adequately capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits, and cannot pay interest rates that exceed market rates by more than 75 basis points. Banks that are less than “adequately capitalized” cannot accept or renew brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution thereafter would be “undercapitalized.” Institutions that are “undercapitalized” are subject to prohibitions on brokered deposits, growth limitations and are required to submit a capital restoration plan for approval. A depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim against the holding company’s capital restoration obligation would be entitled to a priority in such bankruptcy proceeding over third-party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action rules have been conformed by the Basel III Capital Rules, as discussed below.
Basel III Capital Rules
The Federal Reserve, the OCC and the other bank regulators adopted in June 2013 final capital rules (the “Basel III Capital Rules”) for bank holding companies and banks implementing the Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for more Resilient Banks and Banking Systems.” These new U.S. capital rules are called the Basel III Capital Rules, and were generally fully phased-in on January 1, 2019.
The Basel III Capital Rules limit Tier 1 capital to common stock and noncumulative perpetual preferred stock, as well as qualifying trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, each of which are grandfathered in Tier 1 capital for bank holding companies with less than $15 billion in assets. A new capital measure CET1, has been added by the Basel III Capital Rules. CET1 includes common stock and related surplus, retained earnings and, subject to certain adjustments, minority common equity interests in subsidiaries. CET1 is reduced by deductions for:

•	Goodwill and other intangibles, other than mortgage servicing assets, which are treated separately, net of associated deferred tax losses (“DTLs”);

•	Deferred tax assets (“DTAs”) arising from operating losses and tax credit carryforwards net of allowances and DTLs;

•	Gains on sale from any securitization exposure; and

•	Defined benefit pension fund net assets (i.e., excess plan assets), net of associated DTLs.
The Company made a one-time election in 2015, whereby CET1 will not be adjusted for certain accumulated other comprehensive income (“AOCI”).

Additional “threshold deductions” of the following that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after the above deductions are also made):

•	Mortgage service assets, net of associated DTLs;

•	DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, net of any valuation allowances and DTLs;

•	significant common stock investments in unconsolidated financial institutions, net of associated DTLs; and

•
Noncumulative perpetual preferred stock, Tier 1 minority interest not included in CET1, subject to limits, and current Tier 1 capital instruments issued to the U.S. Treasury, including shares issued pursuant to the TARP or SBLF programs, will qualify as additional Tier 1 capital (all other qualifying preferred stock, subordinated debt and qualifying minority interests will be included in Tier 2 capital).

In addition to the minimum risk-based capital requirements, a new “capital conservation buffer” of CET1 capital of at least 2.5% of total risk-weighted assets, will be required. The capital conservation buffer will be calculated as the lowest of:

•	the banking organization’s CET1 capital ratio minus 4.5%;

•	the banking organization’s Tier 1 risk-based capital ratio minus 6.0%; and

•	the banking organization’s total risk-based capital ratio minus 8.0%.
The capital conservation buffers and the related restrictions on permissible dividends, stock repurchases and discretionary bonuses were applicable for the first time in 2016. The capital conservation buffer of 0.625% or less became effective in 2016. In 2018, the capital conservation buffer is 1.875% or less.
Full compliance with the capital conservation buffer is required by January 1, 2019. Thereafter, permissible dividends, stock repurchases and discretionary bonuses are limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer%	% Limit
More than 2.50%	None
> 1.875% - 2.50%	60.00%
> 1.250% - 1.875%	40.00%
> 0.625% - 1.250%	20.00%
< 0.625%	0%
The various capital elements and total capital under the Basel III Capital Rules, as fully phased-in on January 1, 2019 are:

Fully Phased In January 1, 2019
Minimum CET1	4.50%
Capital Conservation Buffer	2.50%
Total CET1	7.00%
Deductions from CET1	100.00%
Minimum Tier 1 Capital	6.00%
Minimum Tier 1 Capital plus conservation buffer	8.50%
Minimum Total Capital	8.00%
Minimum Total Capital plus conservation buffer	10.50%

Changes in Risk-Weightings
The Basel III Capital Rules significantly change the risk-weightings used to determine risk-weighted capital adequacy. Among various other changes, the Basel III Capital Rules apply a 250% risk-weighting to MSRs, DTAs that cannot be realized through net operating loss carry-backs and significant (greater than 10%) investments in other financial institutions. The proposal also would change the risk-weighting for residential mortgages, including mortgages sold. A new 150% risk-weighted category applies to “high volatility CRE loans,” or “HVCRE,” which are credit facilities for the acquisition, construction or development of real property other than one-to-four family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The Basel III Capital Rules also change some of the risk-weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Capital Rules:

•	Assign a 250% risk-weight to MSRs;

•	Assign up to a 1,250% risk-weight to structured securities, including private label mortgage securities and asset backed securities;

•	Retain existing risk-weights for residential mortgages, but assign a 100% risk-weight to most CRE loans and a 150% risk-weight for “high volatility” CRE loans, which we refer to as HVCRE;

•	Assign a 150% risk-weight to past due exposures (other than sovereign exposures and residential mortgages);

•	Assign a 250% risk-weight to DTAs, to the extent not deducted from capital (subject to certain maximums);

•	Retain the existing 100% risk-weight for corporate and retail loans; and

•	Increase the risk-weight for exposures to qualifying securities firms from 20% to 100%.
HVCRE loans currently have a risk weight of 150%. Section 214 of the 2018 Growth Act, restricts the federal bank regulators from applying this risk weight except to certain acquisition development and construction (“ADC”) loans. The federal bank regulators issued a notice of a proposed rule on September 18, 2018 to implement Section 214 of the 2018 Growth Act, by revising the HVCRE definition. If this proposal is adopted, it is expected that this proposal would reduce the Company’s risk weighted assets and thereby increase the Company’s risk-weighted capital. For example, if the proposed rule had been in effect at December 31, 2018, the Company’s risk weighted assets would have been $60.3 million less, and the Company’s Tier 1 capital ratio would have been approximately 11 basis points greater.
Illustrations of the Prompt Corrective Action Rules
Under the Basel III Capital Rules, the prompt corrective action rules and categories changed as of January 1, 2015. The following illustrates the current range of the changes from well capitalized, to undercapitalized, to critically undercapitalized categories. The adequately capitalized and significantly undercapitalized categories also were retained with appropriate changes, but are not included in the following illustration.

Basel III
Well capitalized
CET1	6.5%
Tier 1 risk-based capital	8.0%
Total risk-based capital	10.0%
Tier 1 leverage ratio	5.0%
Undercapitalized
CET1	< 4.5%
Tier 1 risk-based capital	≤ 6.0%
Total risk-based capital	< 8.0%
Tier 1 leverage ratio	< 4.0%
Critically undercapitalized	Tier 1 capital plus non-Tier 1 perpetual preferred stock to total assets ≤ 2.0%

Section 201 of the 2018 Growth Act provides that banks and bank holding companies with consolidated assets of less than $10 billion that meet a “community bank leverage ratio,” established by the federal bank regulators between 8% and 10%, are deemed to satisfy applicable risk-based capital requirements necessary to be considered “well capitalized.” The federal banking agencies have the discretion to determine that an institution does not qualify for such treatment due to its risk profile. An institution’s risk profile may be assessed by its off-balance sheet exposure, trading of assets and liabilities, notional derivatives’ exposure, and other factors.
On November 21, 2018, the federal banking agencies issued for public comment a proposal under which a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. This proposal further provides that an institution will be considered to have met the capital ratio requirements to be “well-capitalized” for the agencies' prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, 2016-13 “Financial Instruments - Credit Losses” which applies a current expected credit losses (“CECL”) model to financial instruments. It is effective for fiscal years after December 31, 2019 for public companies, though there is a phase-in for emerging growth companies. CECL may affect the amount, timing and variability of the Company’s credit charges, and therefore its net income and regulatory capital. The Federal Reserve and other federal bank regulators have adopted a policy to allow a three-year phase-in of CECL’s effects on regulatory capital (the “CECL Capital Phase-In”). See “Risk Factors—Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.”
FDICIA
FDICIA directs each federal bank regulatory agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth composition, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, safety and soundness, and such other standards as the federal bank regulators deem appropriate.
Enforcement Policies and Actions
The Federal Reserve and the OCC monitor compliance with laws and regulations. The CFPB monitors compliance with laws and regulations applicable to consumer financial products and services. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines, penalties and/or restitution, cease and desist orders, or taking other formal or informal enforcement actions. Under certain circumstances, these agencies may enforce similar remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company, including fines, penalties and the recovery, or claw-back, of compensation.

Fiscal and Monetary Policy
Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth, and that of the Bank, as well as the values of, and earnings on, our assets and the costs of our deposits and other liabilities are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in U.S. government securities, the setting of the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.
The Federal Reserve has been paying interest on depository institutions’ required and excess reserve balances since October 6, 2008. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the Federal Funds rate close to the target rate established by the Federal Open Market Committee, or FOMC. The Federal Reserve has indicated that it may use this authority to implement a mandatory policy to reduce excess liquidity, in the event of, or threat of, inflation.
In April 2010, the Federal Reserve Board amended Regulation D (Reserve Requirements of Depository Institutions) authorizing the Reserve Banks to offer term deposits to certain institutions. Term deposits, which are deposits with specified maturity dates, will be offered through a Term Deposit Facility. Term deposits will be one of several tools that the Federal Reserve could employ to drain reserves as policymakers judge that a less accommodative monetary policy is appropriate.
In 2011, the Federal Reserve repealed its historical Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve also engaged in several rounds of quantitative easing, or QE, to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities. Beginning in December 2013, the Federal Reserve began to taper the level of bonds purchased in December 2013, but continued to reinvest the principal of its securities as these mature.
The Federal Reserve’s Normalization Policy was adopted September 2014. This Policy includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 20, 2018. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017, it began reducing its securities holding by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. In 2019, due to various factors, the Federal Reserve indicated no immediate further increases in its target Federal Funds rate, and that the Federal Reserve was reconsidering an appropriate level for its securities holdings, and therefore its securities sales. In March 2019, the Federal Reserve’s Open Market Committee determined to slow the reduction in its monthly sales of its holdings of Treasury securities from $30 billion to $15 billion beginning in May 2019, and to conclude the reduction in its securities holdings at the end of September 2019.  It will allow its holdings of mortgage backed securities, or MBS, to decline by reinvesting $20 billion per month of MBS principal repayments in Treasury securities, while retaining flexibility to sell MBS over the longer run.
The nature and timing of any changes in monetary policies and their effect on us and the Bank cannot be predicted. The turnover of a majority of the Federal Reserve Board and the members of its FOMC and the appointment of a new Federal Reserve Chairman may result in changes in policy and the timing and amount of monetary policy normalization.

FDIC Insurance Assessments
The Bank’s deposits are insured by DIF and the Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation, or FICO, bonds.
Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity, or FDIC Assessment Base, in accordance with changes mandated by the Dodd-Frank Act. The FDIC’s changes shifted part of the burden of deposit insurance premiums toward depository institutions relying on funding sources other than customer deposits.
Effective July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses a “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets, or Small Banks. The financial ratios method sets a maximum assessment for CAMELS 1 and 2 rated banks, and sets minimum assessments for lower rated institutions. All basis points are annual amounts.
The following table shows the FDIC assessment schedule for 2017 applicable to Small Banks, such as the Bank.

Established Small Institution CAMELS Composite
	1 or 2	3	4 or 5
Initial Base Assessment Rule	3 to 16 basis points	6 to 30 basis points	16 to 30 basis points
Unsecured Debt Adjustment	-5 to 0 basis points	-5 to 0 basis points	-5 to 0 basis points
Total Base Assessment Rate	1.5 to 16 basis points	3 to 30 basis points	11 to 30 basis points
On March 15, 2016 the FDIC implemented Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more, or Large Banks. The new rules grant credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%.
The FDIC’s reserve ratio reached 1.36% on September 30, 2018, exceeding the minimum requirement. As a result, deposit insurance surcharges on Large Banks ceased, and smaller banks will receive credits against their deposit assessments from the FDIC for their portion of assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. The Bank’s credit at the close of 2018 was $2.1 million and credits will be received and applied against the Bank’s deposit insurance assessment each quarter that the reserve ratio exceeds 1.36%.
Prior to June 30, 2016, when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under the former FDIC assessment rules. In 2018, 2017 and 2016, we recorded a FDIC insurance premium expense of $6.2 million, $5.2 million and $5.1 million, respectively.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds, which mature during 2017 through 2019. FICO assessments are set by the FDIC quarterly on each institution’s FDIC Assessment Base. The FICO assessment was 0.580 basis points in three quarters of 2015, except for the third quarter of 2015, when the FICO assessment was 0.600 basis points. The FICO assessment rate was 0.580 basis points in the first quarter of 2016, and 0.560 basis points for the remainder of that year. The FICO Assessment rate was 0.560 basis points in the first quarter of 2017, and 0.540 basis points for the other three quarters. FICO assessments of less than $500,000 were paid to the FDIC in 2015, 2016 and 2017, respectively. FICO assessments were 0.460 basis points in the first quarter of 2018, 0.440 basis points in the second quarter of 2018 and 0.320 basis points for the third and fourth quarters of 2018. FICO assessments of less than $500,000 were paid to the FDIC in 2018. The FICO assessments have declined to 0.140 basis points in the first quarter of 2019 and 0.120 basis points in the second quarter. The last FICO bonds mature in 2019 and the FICO assessments will end.

Lending Practices
The federal bank regulators released guidance in 2006 on “Concentrations in Commercial Real Estate Lending” (the “CRE Guidance”). The guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of this property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the guidance. Loans on owner occupied CRE are generally excluded.
The CRE Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The guidance is triggered when either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital.
The Bank monitors its concentration of CRE loans and its relationship to its Total Risk-based Capital. The following table depicts the exposure for the last three years ending December 31, 2018, 2017 and 2016:

(in thousands, except percentages)	2018	2017	2016
Commercial real estate (CRE)
Nonowner occupied	$1,809,356	$1,713,104	$1,377,753
Multi-family residential	909,439	839,709	667,256
Land development and construction loans	326,644	406,940	429,085
Total CRE	$3,045,439	$2,959,753	$2,474,094
% of risk-based capital	344.61%	334.11%	291.75%
% of total loans	51.44%	48.79%	42.92%
Land development and construction loans	$326,644	$406,940	$429,085
% of risk-based capital	36.96%	45.94%	50.60%
% of total loans	5.52%	6.71%	7.44%
Total risk-based capital	$883,746	$885,855	$848,029
Total loans	$5,920,175	$6,066,225	$5,764,761
We have always had significant exposures to loans secured by CRE due to the nature of our markets. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the guidance.
The federal bank regulators continue to look at the risks of various assets and asset categories and risk management. In December 2015, the federal bank regulators issued the Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending to highlight prudent risk management practices, within existing guidance, that regulated financial institutions should implement along with maintaining capital levels commensurate with the level and nature of their CRE concentration risk, especially where a bank has a sharp increase in CRE loans or significant concentrations of CRE secured by a particular property type.

In 2013, the Federal Reserve and other banking regulators issued their “Interagency Guidance on Leveraged Lending” highlighting standards for originating leveraged transactions and managing leveraged portfolios, as well as requiring banks to identify their highly leveraged transactions, or HLTs. The Bank adjusted its lending practices to conform to this guidance. Beginning September 30, 2017 the Company updated application of the definition of HLT to include unfunded commitments as part of the leverage ratio calculation. As of December 31, 2018, syndicated loans that financed HLTs of $207.7 million, or 3.51% of total loans, compared to $141.3 million, or 2.33% of total loans, as of December 31, 2017 and $174.7 million, or 3.03% of total loans, as of December 31, 2016. The Government Accountability Office issued a statement on October 23, 2017 that this guidance constituted a “rule” for purposes of the Congressional Review Act, which provides Congress with the right to review the guidance and issue a joint resolution for signature by the President disapproving it. No such action was taken, and instead, the federal bank regulators issued a September 11, 2018 “Statement Reaffirming the Role of Supervisory Guidance.” This Statement indicated that guidance does not have the force or effect of law or provide the basis for enforcement actions, and that guidance can outline supervisory agencies’ views of supervisory expectations and priorities, and appropriate practices.
Other Dodd-Frank Act Provisions
In addition to the capital, liquidity and FDIC deposit insurance changes discussed above, some of the provisions of the Dodd-Frank Act that we believe may affect us are set forth below.
Financial Stability Oversight Council
The Dodd-Frank Act created the Financial Stability Oversight Council, or FSOC, which is chaired by the Secretary of the Treasury and composed of representatives from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability.
Executive Compensation
The Dodd-Frank Act provides shareholders of all public companies with a say on executive pay. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives, on a non-binding advisory basis, at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.
The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual shareholders meetings, information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The Dodd-Frank Act also provides that a company’s compensation committee may only select a consultant, legal counsel or other advisor on matters of compensation after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

Section 954 of the Dodd-Frank Act added section 10D to the Securities Exchange Act of 1934 (the “Exchange Act”). Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery or “claw-back” of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, we will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act, which requires the Chief Executive Officer and Chief Financial Officer to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires us to seek the return of compensation.
The SEC adopted rules in September 2013 to implement pay ratios pursuant to Section 953 of the Dodd-Frank Act, beginning with fiscal year 2017 annual reports and proxy statements. The SEC proposed Rule 10D-1 under Section 954 on July 1, 2015 which would direct the Nasdaq Stock Market and the other national securities exchanges to adopt listing standards requiring companies to adopt policies requiring executive officers to pay back erroneously awarded incentive-based compensation. In February 2017, the acting SEC Chairman indicated interest in reconsidering the pay ratio rule.
The Dodd-Frank Act, Section 955, requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member. The SEC proposed implementing rules in February 2015, though the rules have not been implemented to date.
Section 956 of the Dodd-Frank Act prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions, are deemed to be excessive, or that may lead to material losses. On June 21, 2010, the federal bank regulators adopted guidance on Sound Incentive Compensation Policies, which, although targeted to larger, more complex organizations than us, include principles that have been applied to smaller organizations similar to us. This guidance applies to incentive compensation to executives as well as employees, who, “individually or a part of a group, have the ability to expose a banking organization to material amounts of risk.” Incentive compensation should:

•	provide employees incentives that appropriately balance risk and reward;

•	be compatible with effective controls and risk-management; and

•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The federal bank regulators, the SEC and other regulators proposed regulations implementing Section 956 in April 2011, which would have been applicable to, among others, depository institutions and their holding companies with $1 billion or more in assets. An advance notice of a revised proposed joint rulemaking under Section 956 was published by the financial services regulators in May 2016, but these rules have not been adopted. New discussions about implementing rules have arisen in early 2019.

As an emerging growth company, we are eligible to take advantage of exemptions to some of the requirements detailed above that are imposed upon us as a public company, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirement to provide information on the relationship between executive compensation actually paid to our named executive officers and our financial performance, exemptions from the requirement to disclose the ratio of our Chief Executive Officer pay to the pay of our median employee, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Debit Card Interchange Fees
The “Durbin Amendment” to the Dodd-Frank Act provide for new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The Federal Reserve has established standards for assessing whether interchange fees are reasonable and proportional, which a Federal District Court ruled were improperly adopted. This decision in NACS v. Board of Governors of the Federal Reserve System, was reversed by the District of Columbia Circuit Court of Appeals in 2014 and the Supreme Court declined to hear an appeal on January 20, 2015. The Durbin Amendment is applicable to banking organizations with assets of $10 billion.
As a subsidiary of MSF, we were subject to the Durbin Amendment interchange rules since MSF had consolidated assets over $10 billion. As a result of not being controlled by MSF after 2018, we are not subject to the Federal Reserve’s Durbin Amendment limits on interchange.
Derivatives
The Dodd-Frank Act requires a new regulatory system for the U.S. market for swaps and other over-the counter derivatives, which includes strict capital and margin requirements, central clearing of standardized over-the-counter derivatives, and heightened supervision of over-the-counter derivatives dealers and major market participants. These rules likely have increased the costs and collateral required to utilize derivatives, that we may determine are useful to reduce our interest rate and other risks.
Other
The Dodd-Frank Act required an estimated 240-300 rulemakings and an estimated 130 studies. Many of these rules and studies have been completed. Generally, the Dodd-Frank Act and the related rules are complex, have increased our compliance costs, as well as costs imposed on the markets and on others with whom we do business. Many of the rules still lack authoritative interpretative guidance from the applicable government agencies.
Other Legislative and Regulatory Changes
Various legislative and regulatory proposals, including substantial changes in banking, and the regulation of banks, and other depositories and financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the federal government, Congress and various state governments.

The President of the U.S. and certain members of the Legislature appear committed to financial regulatory reform, including changes to the Dodd-Frank Act. The President has frozen new rulemaking generally, and on February 3, 2017 issued an executive order containing “Core Principles for Regulating the United States Financial System,” or the Core Principles. The executive order directs the Secretary of the Treasury to consult with heads of Financial Stability Oversight Council’s members and report to the President within 120 days and periodically thereafter on how laws and government policies promote the Core Principles and to identify laws, regulations, guidance and reporting that restrain financial services regulation in a manner consistent with the Core Principles. Another executive order requires the repeal of two existing rules for any new significant regulatory proposal. Although this executive order does not apply to the SEC, the federal bank regulators or the CFPB, these independent agencies are encouraged to seek cost savings that would offset the costs of new significant regulatory actions.
The 2018 Growth Act, which was enacted on May 24, 2018, amends the Dodd-Frank Act, the BHC Act, the Federal Deposit Insurance Act and other federal banking and securities laws to provide regulatory relief in these areas:

•	consumer credit and mortgage lending;

•	capital requirements;

•	Volcker Rule compliance;

•	stress testing and enhanced prudential standards; and

•	capital formation.
On July 6, 2018, the Federal Reserve, OCC and FDIC issued an interagency statement describing their interim positions on regulations affected by the 2018 Growth Act that remain in effect until the agencies amend their regulations to conform to that Act.
We are evaluating the 2018 Growth Act and its likely effects on us. We believe it will facilitate our business, subject to its interpretation and implementation by our regulators. The following provisions of the 2018 Growth Act may be especially helpful to banks of our size:

•
“qualifying community banks,” defined as institutions with total consolidated assets of less than $10 billion, which meet a “community bank leverage ratio” of 8.00% to 10.00%, may be deemed to have satisfied applicable risk based capital requirements as well as the capital ratio requirements;

•
section 13(h) of the BHC Act, or the “Volcker Rule,” is amended to exempt from the Volcker Rule, banks with total consolidated assets valued at less than $10 billion, and trading assets and liabilities comprising not more than 5.00% of total assets;

•	“reciprocal deposits” will not be considered “brokered deposits” for FDIC purposes, provided such deposits do not exceed the lesser of $5 billion or 20% of the bank’s total liabilities; and

•
the consolidated asset threshold at which company-run stress tests are required increased from $10 billion to $250 billion, and the consolidated asset threshold for mandatory risk committees increased from $10 billion to $50 billion.

On November 21, 2018, the federal banking agencies issued for public comment a proposal that would simplify regulatory capital requirements for qualifying community banking organizations, as required by the 2018 Growth Act. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework. See “Supervision and Regulation—Other Legislative and Regulatory Changes.”

The Volcker Rule change may enable us to invest in certain collateralized loan obligations that are treated as “covered funds” prohibited to banking entities by the Volcker Rule. Reciprocal deposits, such as CDARs, may expand our funding sources without being subjected to FDIC limitations and potential insurance assessments increases for brokered deposits. The FDIC announced on December 19, 2018 a final rule that change existing rules to comply with the 2018 Growth Act’s reciprocal deposits provisions effective March 26, 2019. Well-capitalized and well-rated banks are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of total liabilities or $5 billion. Banks that are not both well-capitalized and well-rated may exclude reciprocal deposits under certain circumstances. The December 19, 2018 release also included a proposal seeking comments on the brokered deposits and related interest rates restrictions rules. Reciprocal deposits, such as CDARs, may expand our funding sources without being subjected to FDIC limitations and potential insurance assessments increases for brokered deposits.

Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.

Corporate website
We maintain a website at the address www.amerantbank.com. The information contained on our website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors
Any of the following risks could harm our strategic plan, business, results of operations, liquidity and financial condition and the value of an investment in our stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements.
Risks Related to Our Business
Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek.
We have adopted and are in the early stages of implementing our strategic plan to simplify our business model and focus our activities as a community bank serving our domestic customers and select foreign depositors and wealth management customers. Our plan includes a focus on profitable growth, cross selling to gain a larger share of our respective customers' business, core deposit generation, loan growth in our local markets, changes in loan mix to higher margin loans, and improving our customer experience, improving our processes, and achieving operating efficiencies and cost reductions. Our strategic plan includes significant changes, which may require certain changes in our culture and personnel. We seek to identify and serve our customers' needs better and more broadly, including our valued foreign customers. We have significantly reduced our Corporate LATAM lending businesses, while seeking higher margin domestic lending opportunities in our markets. We are in the process of reviewing our business segmentation for management reporting purposes.
The strategic plan's technology changes and systems conversions involve execution and other risks. Market interest rates may not continue to increase as we have assumed, and all our market and customer initiatives are being made in highly competitive markets. Our plans may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, results of operations, and financial condition. Many of these factors, including interest rates, are not within our control. Additionally, the results of our strategic plan are subject to the other risks described herein that affects our business, which include:

•	Our focus on domestic lending in highly competitive markets may not meet our objectives, and may pose additional or other risks than low margin loans to foreign financial institutions.

•	Our funding has depended on foreign deposits and we may not be able to replace lost low cost foreign deposits with domestic deposits with similar costs and long-term customer relationships.

•
Our profitability objectives have been revised and now assume two 25 basis point increases in short-term interest rates through 2020, which may not occur, especially as a result of the Federal Reserve’s pause in its Normalization Policy (as defined below) announced in early 2019.

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

•
Our wealth management business currently relies almost entirely on our Venezuelan customers. Our strategic plan for expanding our wealth management business to U.S.-based customers, in this highly competitive business, may not be as successful as we seek.

•
Any significant unanticipated or unusual charges, provisions or impairments, including as a result of any legal proceedings or industry regulatory changes, could adversely affect our ability to implement or realize the expected results of the strategic plan.

We may determine that our internal controls and disclosure controls could have deficiencies or weaknesses.
We regularly review our internal controls for deficiencies and weaknesses. We have had no material weaknesses, but we have had deficiencies in the past. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although we seek to prevent, discover and promptly cure any deficiencies or weaknesses in internal controls, as a relatively new public company, we may have material weaknesses or significant deficiencies in the future. If we are unable to remediate such weaknesses or deficiencies, we may be unable to accurately report our financial results, or report them within the timeframes required by law or Nasdaq rules. Failure to comply with the SEC internal controls regulations could also potentially subject us to investigations or enforcement actions by the SEC or other regulatory authorities. If we fail to implement and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, suspension or delisting of our common stock from the Nasdaq Global Select Market. Such events could cause investors to lose confidence in our reported financial information, the trading price of our shares of common stock could decline and our access to the capital markets or other financing sources could be limited.
Operational risks are inherent in our businesses.
Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal audit procedures; errors by employees or third-parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules in the various jurisdictions where we do business or have customers; failures in the models we generate and rely on; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems, upgrades to existing systems or inadequate access to data or poor response capabilities in light of such business continuity and data security system failures; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Additionally, providing services outside the U.S. to non-U.S. persons may involve greater complexity and risks than providing such services in our primary U.S. markets. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, there is no assurance that such actions will be effective in controlling all of the operational risks faced by us. See “—-The Bank continues to provide certain services to MSF’s subsidiaries, even after the Spin-off, which could present additional regulatory and operational risks to us.”

Market conditions and economic cyclicality may adversely affect our industry.
We are exposed to downturns in the U.S. economy and market conditions generally. We believe the following, among other things, may affect us in 2019 and beyond:

•
We expect to face continued high levels of regulation of our industry as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, related rulemaking and other initiatives by the U.S. government and its regulatory agencies, including the Consumer Financial Protection Bureau, or the CFPB. Compliance with such laws and regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or the 2018 Growth Act, various pending bills in Congress and statements by our regulators may offer some regulatory relief for banking organizations of our size. We believe that comprehensive regulatory relief will be slow and contentious. We are uncertain about the scope, nature and timing of any regulatory relief, and its effect on us, if any.

•
Although unemployment nationally is low, the economy is growing relatively slowly. The Federal Reserve adopted in September 2014 a normalization of monetary policy, or the Federal Reserve Normalization Policy, which includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 20, 2018. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017, it also began reducing its securities holdings by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. Such reduction may also push interest rates higher and reduce liquidity in the financial system. Since its last rate hike in December 2018, the Federal Reserve paused its increases in interest rates and in March 2019 announced that it was reducing its sales of Treasury securities 50% to $15 billion per month and ending such sales at the end of September 2019, and reducing its holdings of MBS by reinvesting $20 billion per month of MBS principal repayments in Treasury securities, while reserving the flexibility to sell MBS over the longer run. This will leave the Federal Reserve’s securities portfolio at a higher level than earlier expected. The Federal Reserve also suggested that it would not raise market interest rates in 2019. The nature and timing of any changes in monetary policies and their effect on us and the Bank cannot be predicted. See “Supervision and Regulation—Fiscal and Monetary Policy.”

•
Market developments, including employment and price levels, stock market volatility and declines, and tax changes, such as the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, signed into law by the President on December 22, 2017, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

•
Our ability to assess the creditworthiness of our customers and those we do business with, and to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors and valuations. The process we use to estimate losses inherent in our credit exposure, or estimate the value of certain assets, requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how those economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

•
The 2017 Tax Act substantially limits the deductibility of all state and local taxes for U.S. taxpayers, including property taxes, and lowers the cap on the amount of primary and secondary residential mortgage indebtedness for which U.S. taxpayers may deduct interest. These changes, with or without increases in interest rates, generally, could have adverse effects on home sales, the volume of new mortgage and home equity loans and the values and salability of residences held as collateral for loans.

•
Our ability to borrow from and engage in other business with other financial institutions on favorable terms, or at all, could be adversely affected by disruptions in the capital markets or other events, including, among other things, investor expectations and changes in regulations in the U.S. and foreign markets.

•
Failures of other financial institutions in our markets and increasing consolidation of financial services companies as a result of market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

•
The “Volcker Rule,” including final regulations adopted in December 2013, may affect us adversely by reducing market liquidity and securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules have decreased the range of permissible investments, such as certain collateralized loan obligation interests, which we could otherwise use to diversify our assets and for asset/liability management. The 2018 Growth Act removed Volcker Rule restrictions on banks under $10 billion in assets, and the federal banking agencies have asked for public comment on a proposal that would simplify and tailor compliance requirements relating to the Volcker Rule. See “Supervision and Regulation-Other Legislative and Regulatory Changes.”

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.
Our profitability depends upon net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected by market interest rates changes where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and international) and fiscal and monetary policies, as well as expectations of these rates and policies, and the shape of the yield curve.
Our balance sheet is asset sensitive. Therefore, a decrease in interest rates or a flattening or inversion of the yield curve could adversely affect us, generally.
Our income is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely, a flattening or inversion of the U.S. yield curve could pressure our NIM as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. Prior to its pause in the first quarter of 2019, the Federal Reserve Normalization Policy resulted in a gradual increase of the Federal Reserve’s target Federal Funds rates and a decrease in the Federal Reserve’s holdings of securities. In March 2019, the Federal Reserve announced plans to reduce its sales of Treasury securities 50% to $15 billion per month beginning in May 2019 until it stops such sales at the end of September 2019, as well as reduce its holdings of MBS by reinvesting $20 billion per month of MBS principal repayments in Treasury securities. These plans may have unpredictable effects on the shape of the yield curve and longer term interest rates. See “Supervision and Regulation—Fiscal and Monetary Policy.”

The production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, the value of mortgage and other loans produced, including long term fixed-rate loans and the value of loans sold, mortgage loan activities and the collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our NIM.
The 2017 Tax Act, including its fiscal stimulus, limitations on the deductibility of residential mortgage interest and business interest expenses and other changes, could have mixed effects on economic activity and reduce the demand for loans and increase competition among lenders for loans. The 2017 Tax Act could also promote inflation and higher interest rates.
Our cost of funds may increase as a result of general economic conditions, interest rates, inflation and competitive pressures.
The Federal Reserve raised the target Federal Funds rate nine times between December 2015 and December 2018, after which the Federal Reserve paused its Normalization Policy. In March 2019, the Federal Reserve announced that it was reducing its monthly sales of Treasury securities 50% to $15 billion per month beginning in May 2019 and ending such sales at the end of September 2019, and announced that it was reducing its holdings of MBS by reinvesting $20 billion per month of MBS principal repayments in Treasury securities, while reserving the flexibility to sell MBS over the longer run. The Federal Reserve has kept interest rates low over recent years, and the Federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending and the effects of the 2017 Tax Act and monetary policies. Traditionally, we have obtained funds principally through deposits, including deposits from foreign persons, and borrowings from other institutional lenders. Generally, we believe deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for deposits are typically lower than interest rates charged for borrowings from other institutional lenders. We expect that our future growth will depend on our ability to retain and grow a strong, low-cost deposit base from U.S. domiciled persons. Increases in interest rates could also cause consumers to further shift their funds to more interest bearing instruments and to increase the competition for funds. While the Federal Reserve’s Normalization Polucy contemplated gradually increasing interest rates, the Normalization Policy is currently paused. Interest rates could increase more or less quickly than anticipated, after the resumption of the Normalization Policy, and the competition for deposits could increase. If customers reduce the mix of their interest bearing and noninterest bearing deposits, or move money to higher rate deposits or other interest bearing assets offered by competitors or from transaction deposits to higher interest bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity. See “Supervision and Regulation—Fiscal and Monetary Policy.”
Many of our loans and our obligations for borrowed money are priced based on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. We are subject to risks that LIBOR may no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes in 2021.
The potential cessation of LIBOR quotes in 2021 creates substantial risks to the banking industry, including us. Unless alternative rates can be negotiated and determined, our floating rate loans, funding and derivative obligations that specify the use of a LIBOR index, will no longer adjust and may become fixed rate instruments at the time LIBOR ceases to exist. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also cause confusion that could disrupt the capital and credit markets as a result of confusion or uncertainty.

The Federal Reserve has sponsored the Alternative Reference Rates Committee, or ARRC, which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate, or SOFR. ARRC has recommended SOFR as the alternative to LIBOR, and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organisation of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate bench marks and alternatives in July and August 2018. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our customers, or our future results of operations or financial condition.
The expected discontinuance in LIBOR may also affect interest rate hedges and result in certain of these becoming ineffective and ineligible for hedge accounting.
Our derivative instruments may expose us to certain risks.
We use, from time to time, derivative instruments to offset current or future changes in cash flows of certain of our FHLB advances. In addition, we enter into matched offsetting derivative transactions in order to manage credit exposure arising from derivative transactions with customers. We may enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps, with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our borrowings are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses.
Our valuation of securities and investments and the determination of the amount of impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total investments. We define fair value generally as the price that would be received in the sale of an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially affect the valuation of securities in our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

The determination of the amount of impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Our success depends on our ability to compete effectively in highly competitive markets.
The banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, trust services providers and securities advisory and brokerage firms. Marketplace lenders operating nationwide over the internet are also growing rapidly. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon. The Dodd-Frank Act allows others to branch into our markets more easily from other states. Failures of other banks with offices in our markets and small institutions wishing to sell or merge due to cost pressures could also lead to the entrance of new, stronger competitors in our markets.
Our success depends on general and local economic conditions where we operate.
Our success depends on economic conditions, generally, especially in the geographic markets we serve. The local economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the ability of borrowers to repay our loans and the value of the collateral securing our loans. Adverse changes in economic conditions in the regions where our loans are originated, primarily South Florida, the greater Houston and Dallas-Fort Worth, Texas areas, and the greater New York City area, and secondarily in Brazil, Panama, Chile, Colombia, Mexico and Peru where we have trade financing and financial institution credits, could negatively affect our results of operations and our profitability. As of December 31, 2018 and 2017, we had $157.2 million and $182.7 million of consumer loans and residential mortgage loans secured by properties in the U.S. outstanding to Venezuelan persons, respectively. This exposure to Venezuelan borrowers includes $28.2 million and $37.6 million of consumer and other loans at December 31, 2018 and 2017, respectively. Further, our loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

Severe weather, natural disasters, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism, theft, civil unrest, government expropriation, condemnation or other external events in our markets where we operate or where our customers live (including Venezuela, which is experiencing civil unrest, a depreciated currency and hyperinflation estimated by the International Monetary Fund at 1,370,000% in 2018) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Our business is concentrated in three markets—South Florida, the greater Houston, Texas area and the greater New York City area, which may increase our risks from the weather. For example, in Fall 2017, both the greater Houston, Texas area and South Florida were struck by major hurricanes within days of each other.
Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds, our correspondent banks and other financial institutions, especially those in the Latin American countries where we make such loans. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and other securities. Further, potential action by governments and regulatory bodies in response to financial crises affecting the global banking system and financial markets, such as nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ creditworthiness, could adversely affect the value and/or liquidity of these instruments, securities, transactions and investments or limit our ability to trade with them. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
In addition we maintain credit relationships with large financial institutions that we believe are of high quality, primarily in Brazil, Chile, Colombia and Peru. In addition to the risks posed by relationships with U.S. counterparty financial institutions, transactions with foreign financial institutions may be subject to currency and exchange rate controls, regulation, inflation or deflation, and fiscal and monetary policies in the foreign countries that are significantly different than in the U.S.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.
At December 31, 2018 and 2017, our nonperforming loans totaled $17.8 million and $26.9 million, respectively, or 0.30% and 0.44% of total loans, respectively. In addition, we had OREO of $0.4 million and $0.3 million at December 31, 2018 and 2017. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.
Changes in the real estate markets, including the secondary market for residential mortgage loans, may adversely affect us.
Notwithstanding changes made in the 2018 Growth Act, the effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014, the CFPB’s unified Truth in Lending Act and the Real Estate Settlement Procedures Act, or RESPA, rules for closed end credit transactions secured by real property that became effective in October 2015, often called TRID rules, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, including the risk retention rules that became effective December 24, 2016, and the Basel III Capital Rules (see “Supervision and Regulation—Basel III Capital Rules”) could have serious adverse effects on the mortgage markets and our mortgage operations.
The TRID rules have affected our current and proposed mortgage business and have increased our costs as a result of our compliance efforts. In addition, the CFPB’s final regulations implementing the Dodd-Frank Act, which require that lenders determine whether a consumer has the ability to repay a mortgage loan, which became effective in January 2014, have limited the secondary market for and liquidity of many mortgage loans that are not “qualified mortgages.”
Increasing interest rates and the 2017 Tax Act’s limitations on the deductibility of residential mortgage interest and state and local property and other taxes could adversely affect consumer behaviors and the volumes of housing sales, mortgage and home equity loan originations, as well as the value and liquidity of residential property held as collateral by lenders such as the Bank, and the secondary markets for residential loans. Acquisition, construction and development loans for residential development may be similarly adversely affected.
The Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, have been in conservatorship since September 2008. Minimal capital at Fannie Mae and Freddie Mac, the levels of risky assets at the Federal Housing Administration, or FHA, and the FHA’s relatively low capital and reserves for losses, the current levels of home sales, and the risks of interest rates increasing materially from historically low levels, as well as the 2017 Tax Act, could also have serious adverse effects on the mortgage markets and our mortgage operations. Such adverse effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earnings, capital and liquidity could be adversely affected.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.
We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations. The Financial Accounting Standards Board, or FASB, issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or CECL, on June 16, 2016, which changed the loss model to take into account current expected credit losses. As an emerging growth company, CECL will be effective for our fiscal year beginning January 1, 2021. However, absent changes in current bank regulatory requirements, we may be required to apply CECL beginning January 1, 2020 for bank regulatory purposes and all other reporting purposes. CECL substantially changes how we calculate our allowance for loan losses. We are evaluating CECL and when we will be required to adopt it. We cannot predict when and how it will affect our results of operations and the volatility of such results, our financial condition, including our regulatory capital.
If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.
We had goodwill of $19.2 million on December 31, 2018 and 2017, respectively, which represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006. We perform our goodwill impairment testing annually using a process, which requires the use of estimates and judgment. The estimated fair value of the reporting unit is affected by the performance of the business, which may be especially diminished by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Although we have had no goodwill write-downs historically, any such write-downs could have an adverse effect on our results of operations or financial position.
Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of these assets. Such write-downs could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of some of those assets. The 2017 Tax Act reduced the U.S. corporate income tax rate to 21% effective for periods starting January 1, 2018, from a prior rate of 35%. At December 31, 2018, we had net DTAs with a book value of $16.3 million, based on a U.S. corporate income tax rate of 21%. In December 2017, we remeasured our net DTAs and recorded $9.6 million in additional tax expense and a corresponding reduction in net income as a result of the 2017 Tax Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Mortgage Servicing Rights, or MSRs, requirements may change and require us to incur additional costs and risks.
The CFPB adopted new residential mortgage servicing standards in January 2014 that add additional servicing requirements, increase our required servicer activities and delay foreclosures, among other things. These may adversely affect our costs to service residential mortgage loans, and together with the Basel III Capital Rules, may decrease the returns on MSRs. Declines in interest rates tend to reduce the value of MSRs as refinancings may reduce serviced mortgages.
The CFPB and the bank regulators continue to bring enforcement actions and develop proposals, rules and practices that could increase the costs of providing mortgage servicing. Historically, we have not serviced mortgage loans for others. However, if we were to provide servicing in the future, regulation of mortgage servicing could make it more difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.
We may be contractually obligated to repurchase mortgage loans we sold to third-parties on terms unfavorable to us.
As a routine part of our business, we originate mortgage loans that we subsequently sell to investors. We do not currently originate mortgage loans for direct sale to any governmental agencies and government sponsored enterprises, or GSEs, such as Fannie Mae or Freddie Mac, but expect to make such direct sales in the future. In connection with the sale of these loans to private investors and GSEs, we make customary representations and warranties, the breach of which may result in our being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. No mortgage loan repurchase requests have been made to us; however, if repurchase requests were made to us, we may have to establish reserves for possible repurchases, which could adversely affect our results of operations and financial condition.
Our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.
CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. The federal bank regulators released guidance in 2006 on “Concentrations in Commercial Real Estate Lending.” The guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property, where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real-estate investment trusts, or REITs, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the guidance. Loans on owner occupied CRE are generally excluded.
The Bank’s portfolio of CRE loans was 344.6% of its risk-based capital, or 51.44%% of its total loans, as of December 31, 2018 compared to 334.11% of its risk-based capital, or 48.79% of its total loans, as of December 31, 2017. Our CRE loans included approximately $1.8 billion and $1.6 billion of fixed rate loans at December 31, 2018 and 2017, respectively. These may adversely affect our margins in a rising interest rate environment and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.
The banking regulators continue to scrutinize CRE lending and further addressed their concerns over CRE activity in December 2016, requiring banks with higher levels of CRE loans to implement more robust underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

As of December 31, 2018, approximately 55% of total CRE loans were in Miami-Dade, Broward and Palm Beach counties, Florida, 18% were in the greater Houston, Texas area, and 22% were in the greater New York City area, including all five boroughs. The remainder were in other Florida, Texas and New York/New Jersey markets. Our CRE loans are affected by economic conditions in those markets.
Liquidity risks could affect operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include Federal Funds purchased, securities sold under repurchase agreements, core and non-core deposits (domestic and foreign), and short-and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the Federal Home Loan Bank of Atlanta, or FHLB, and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to us or the Bank should they be needed, including our ability to acquire additional non-core deposits (such as reciprocal deposit programs such as the Certificate of Deposit Account Registry Service, or CDARS, and brokered deposits). We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
The Company is an entity separate and distinct from the Bank. The Federal Reserve Act, Section 23A, limits our ability to borrow from the Bank, and the Company generally relies on dividends paid from the Bank for funds to meet its obligations, including under its outstanding trust preferred securities. The Bank’s ability to pay dividends is limited by law, and may be limited by regulatory action to preserve the Bank’s capital adequacy. Any such limitations could adversely affect the Company’s liquidity.
Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.
Although we have historically been able to replace maturing deposits and advances, we may not be able to replace these funds in the future if our financial condition or general market conditions change. The use of brokered deposits has been particularly important for the funding of our operations. If we are unable to issue brokered deposits, or are unable to maintain access to other funding sources, our results of operations and liquidity would be adversely affected. Our ability to accept, renew or replace brokered deposits without prior regulatory approval will be limited if the Bank does not remain well-capitalized.
Alternative funding to deposits may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive and potentially less stable funding sources, profitability and liquidity could be adversely affected. We may determine to seek debt financing in the future to achieve our long-term business objectives. Any Company or Bank debt that is to be treated as capital for bank regulatory purposes requires prior Federal Reserve approval, which the Federal Reserve may not grant. Additional borrowings, if sought, may not be available to us, or if available, may not be on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. In addition, the Bank may seek to sell loans as an additional source of liquidity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

Our Venezuelan deposit concentration means conditions in Venezuela could adversely affect our operations.
At December 31, 2018, 44.67% of our deposits, or approximately $2.7 billion, were from Venezuelan residents. The Bank’s Venezuelan deposits declined 31.32% from December 31, 2015 to December 31, 2018 and continue to decline. These declines were due in part to actions by the Company to reduce its compliance costs and from economic conditions in Venezuela that adversely affected our Venezuelan customers’ wealth and use of deposits to fund living expenses. All of the Bank’s deposits are denominated in Dollars. Adverse economic conditions in Venezuela may continue to adversely affect our Venezuelan deposit base and our ability to retain and grow these relationships, as customers rely on their Dollar deposits to spend without being able to earn additional Dollars. Venezuela’s currency controls and its official currency exchange rates for converting Bolivars into Dollars diverge widely from open market exchange rates, generally. According to the International Monetary Fund’s World Economic Outlook, Venezuela’s annual inflation rate is estimated to be 1,370,000% in 2018 and projected to be 10,000,000% in 2019. All of these factors greatly influence our Venezuelan customers’ access to Dollars and their ability to replenish the Dollars they consume.
Although foreign depositors may not seek as high yielding deposits as domestic customers, foreign deposits require additional scrutiny and higher costs to originate and maintain than domestic deposits in the U.S. The Bank has adopted strategies to manage and retain its foreign deposits consistent with U.S. anti-money laundering laws and its profit and risk objectives. If these strategies are unsuccessful, or economic conditions or other conditions worsen in Venezuela or our regulators restrict the Bank from taking its customers’ deposits, our volume of deposits from Venezuelan sources may decline further. A significant or sudden decline in our deposits from Venezuelan customers could adversely affect our results of operations and financial condition, including liquidity.
Our investment advisory and trust businesses could be adversely affected by conditions affecting our Venezuelan customers.
Although we seek to increase our trust, brokerage and investment advisory business from our customers in our markets, substantially all our revenue from these services currently is from Venezuelan customers. Economic and other conditions in Venezuela may adversely affect the amounts of assets we manage or custody, and the trading volumes of our Venezuelan customers, reducing fees and commissions we earn from these businesses.
Our brokered deposits and wholesale funds increase our liquidity risks, and could increase our deposit insurance costs.
Our brokered deposits at December 31, 2018 were 10.6% of total deposits. Wholesale funding, including FHLB advances and brokered deposits, represented 26.3% of our funding at December 31, 2018. Our wholesale funding has increased 7.61% since 2016. The FDIC adjusts its deposit insurance assessments by up to 10 basis points annually for $10 billion and larger institutions that have brokered deposits exceeding 10% of total deposits where the bank also exceeds a certain risk level. More rigorous standards may also apply to banks with more than $10 billion in assets. In addition, excessive reliance on brokered deposits and wholesale funding is viewed by the regulators as potentially risky for all institutions, and may adversely affect our liquidity and the regulatory views of our liquidity. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital.”

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, and a growing demand for mobile and other phone and computer banking applications. In addition to allowing us to service our clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs and the risks associated with fraud and other operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses, and have increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and which create additional efficiencies in operations, while avoiding cyberattacks and disruptions, and data breaches. Our strategic plan contemplates simplifying and improving our information technology, and making significant additional capital investments in technology. We may not be able to effectively implement new technology-driven products and services as quickly or at the costs anticipated. Such technology may prove less effective than anticipated, and conversion issues may increase the costs of the new technology and delay its use. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services. See “-Operational risks are inherent in our businesses.”
The fair value of our investment securities can fluctuate due to market conditions out of our control.
As of December 31, 2018, the fair value of the Company’s available for sale investment securities portfolio was approximately $1.6 billion and we had accumulated unrealized losses on those securities of $33.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to increases in interest rates, rating agency downgrades of the securities and defaults.
Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
Our enterprise risk management and internal audit program is designed to mitigate material risks and loss to us. We have developed and continue to develop risk management and internal audit policies and procedures to reflect ongoing reviews of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not identify every risk to which we are exposed, and our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or our inputs and assumptions may be inaccurate, or may not be adopted quickly enough to reflect changes in behavior, markets or technology. As a result, these methods may not fully predict future exposures, which can be significantly different and greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, customers, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit timely our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations, including regulations and policies applicable to U.S. commercial banks. All of these could adversely affect our financial condition and results of operations.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Various federal, state and foreign laws enforced by the bank regulators and other agencies protect the privacy and security of customers’ non-public personal information. Many of our employees have access to, and routinely process, sensitive personal customer information, including through information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, us and our employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. Such personal data could also be compromised by third-party hackers via intrusions into our systems or those of service providers or persons we do business with such as credit bureaus, data processors and merchants who accept credit or debit cards for payment. If we are subject to a successful cyberattack or fail to maintain adequate internal controls, or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such cyberattacks internal control inadequacies or non-compliance could materially damage our reputation, lead to civil or criminal penalties, or both, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats.
We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyberattacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial institutions and their service providers are regularly attacked, some of which have involved sophisticated and targeted attack methods, including use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among others. Such cyberattacks may also be directed at disrupting the operations of public companies or their business partners, which are intended to effect unauthorized fund transfers, obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, and we may be subject to these types of attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Despite our cybersecurity policies and procedures and our efforts to monitor and ensure the integrity of our and our service providers’ systems, we may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. These risks may increase in the future as the use of mobile banking and other internet-based products and services continues to grow.
Security breaches or failures may have serious adverse financial and other consequences, including significant legal and remediation costs, disruption of operations, misappropriation of confidential information, damage to systems operated by us or our third-party service providers, as well as damaging our customers and our counterparties. Such losses and claims may not be covered by our insurance. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.
While we seek continued organic growth, we may consider the acquisition of other businesses. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, banking centers, or businesses, as well as other geographic (domestic and international) and product expansion activities, involve various risks, including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses will not perform consistent with our growth and profitability expectations;

•	risks of entering new markets (domestic and international) or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays in integrating the operations and personnel of acquired institutions;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.
Attractive acquisition opportunities may not be available to us in the future.
We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we may believe is in our best interests. Additionally, regulatory approvals could contain conditions that reduce the anticipated benefits of a contemplated transaction. Among other things, our regulators consider our capital levels, liquidity, profitability, regulatory compliance, including anti-money laundering efforts, levels of goodwill and intangibles, management and integration capacity when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, Florida law, and U.S. banking laws could have anti-takeover effects by delaying or preventing a change of control that you may favor.
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as Florida law, and the BHC Act, and Change in Bank Control Act, could delay or prevent a change of control that you may favor.

Our amended and restated articles of incorporation and amended and restated bylaws include certain provisions that could delay a takeover or change in control of us, including:

•	the exclusive right of our board to fill any director vacancy;

•	advance notice requirements for shareholder proposals and director nominations;

•	provisions limiting the shareholders’ ability to call special meetings of shareholders or to take action by written consent; and

•
the ability of our board to designate the terms of and issue new series of preferred stock without shareholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board.

The Florida Business Corporation Act contains a control-share acquisition statute that provides that a person who acquires shares in an “issuing public corporation,” as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares, unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person.
The Florida Business Corporation Act also provides that an “affiliated transaction” between a Florida corporation with an “interested shareholder,” as those terms are defined in the statute, generally must be approved by the affirmative vote of the holders of two-thirds of the outstanding voting shares, other than the shares beneficially owned by the interested shareholder. The Florida Business Corporation Act defines an “interested shareholder” as any person who is the beneficial owner of 10% or more of the outstanding voting shares of the corporation.
Furthermore, the BHC Act and the Change in Bank Control Act impose notice, application and approvals and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of bank holding companies, such as ourselves.
We may be unable to attract and retain key people to support our business.
Our success depends, in large part, on our ability to attract and retain key people. We compete with other financial services companies for people primarily on the basis of compensation, support services and financial position. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees, including those needed to implement our business strategy. Effective succession planning is also important to our long-term success. The unexpected loss of services of one or more of our key personnel and failure to effectively transfer knowledge and smooth transitions involving key personnel could have material adverse effects on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of timely finding qualified replacement employees. We do not currently anticipate any significant changes to our senior management team as a result of the recent Spin-off. However, there may be new positions which we may need to fill as we operate as an independent public company. We may not be able to attract and retain qualified people to fill these open positions or replace or succeed members of our senior management team or other key personnel. Rules implementing the executive compensation provisions of the Dodd-Frank Act may limit the type and structure of compensation arrangements into which we may enter with certain of our employees and officers. In addition, proposed rules under the Dodd-Frank Act would prohibit the payment of “excessive compensation” to our executives. Our regulators may also restrict compensation through rules and practices intended to avoid risks. These restrictions could negatively affect our ability to compete with other companies in recruiting and retaining key personnel.

Our associates may take excessive risks which could negatively affect our financial condition and business.
As a banking enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, do so in part by making decisions and choices that involve risks. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks or avoid our policies and internal controls, their actions could have a material adverse effect on our reputation, financial condition and business operations.
We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the FDIC, the SEC, and the Financial Industry Regulatory Authority, Inc., or FINRA. Our success is affected by regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors and the FDIC Deposit Insurance Fund, or DIF, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. From time to time, regulators raise issues during examinations of us which, if not determined satisfactorily, could have a material adverse effect on us. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.
The nature, effects and timing of administrative and legislative change, including the 2018 Growth Act, and possible changes in regulations or regulatory approach resulting from the midterm 2018 elections, cannot be predicted. The federal bank regulators and the Treasury Department, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions. If our assets grow to $10 billion or more, we will become subject to direct CFPB examination.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.
We face risks of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. We do not have any material pending litigation or regulatory matters affecting us.

A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs, divert management resources away from our business, and otherwise have a material adverse effect on our ability to expand on our existing business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely affected. Regulatory inquiries and litigation may also adversely affect the prices or volatility of our securities specifically, or the securities of our industry, generally.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected.
We are regulated as a bank holding company and are subject to consolidated regulatory capital requirements and liquidity requirements administered by the Federal Reserve. The Bank is subject to similar capital and liquidity requirements, administered by the OCC. The Basel III Capital Rules have increased capital requirements for banking organizations such as us. The Basel III Capital Rules include a new minimum ratio of common equity tier 1 capital, or CET1, to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The Basel III Capital Rules became fully effective on January 1, 2019. See “Supervision and Regulation—Basel III Capital Rules.” We have established capital ratio targets that align with U.S. regulatory expectations under the fully phased-in Basel III Capital Rules. Although we have capital ratios that exceed all these minimum levels currently and on a fully phased-in basis and a strategic plan to maintain these levels, we or the Bank may be unable to continue to satisfy the capital adequacy requirements for the following reasons:

•
losses and/or increases in our and the Bank’s credit risk assets and expected losses resulting from the deterioration in the creditworthiness of borrowers and the issuers of equity and debt securities;

•	difficulty in refinancing or issuing instruments upon redemption or at maturity of such instruments to raise capital under acceptable terms and conditions;

•	declines in the value of our securities or loan portfolios;

•	adverse changes in foreign currency exchange rates;

•	revisions to the regulations or their application by our regulators that increase our capital requirements;

•	reductions in the value of our DTAs and other adverse developments; and

•	unexpected growth and an inability to increase capital timely.

Any failure to remain “well capitalized,” for bank regulatory purposes, including meeting the Basel III Capital Rule’s conservation buffer, could affect customer confidence, and our:

•	ability to grow;

•	costs of and availability of funds;

•	FDIC deposit insurance premiums;

•	ability to raise, rollover or replace brokered deposits;

•	ability to make acquisitions or engage in new activities;

•	flexibility if we become subject to prompt corrective action restrictions;

•	ability to make discretionary bonuses to attract and retain quality personnel;

•	ability to make payments of principal and interest on our capital instruments; and

•	ability to pay dividends on our capital stock.
The 2018 Growth Act provides that qualifying banks with less than $10 billion in consolidated assets that satisfy the “Community Bank Leverage Ratio” of between 8% and 10% are deemed to satisfy applicable risk based capital requirements necessary to be considered “well capitalized.” Though this provision may provide us relief from certain capital adequacy requirements in the future, we may be unable to qualify for such relief if our total consolidated assets exceed $10 billion or the federal banking agencies determine that our risk profile disqualifies us from such relief.
Our operations are subject to risk of loss from unfavorable fiscal, monetary and political developments in the U.S. and other countries where we do business.
Our businesses and earnings are affected by the fiscal, monetary and other policies and actions of various U.S. and non-U.S. governmental and regulatory authorities. Changes in these are beyond our control and are difficult to predict and, consequently, changes in these policies could have negative effects on our activities and results of operations.
Our Corporate LATAM segment is subject to risks inherent in making loans and executing transactions with counterparties located in Latin America. Our domestic business, including loans, deposits and wealth management, services persons from or dependent upon businesses or wealth from Venezuela and other Latin American countries, and are, therefore, subject to risk inherent to those countries. These risks include, among others, effects from slow or negative growth or recessionary or worse economic conditions, inflation and hyperinflation, currency controls and volatility, and the risk of loss from unfavorable political, legal or other developments, including social or political instability, in the countries or regions in which such counterparties operate, as well as the other risks and considerations as described further below.
Various countries or regions in which we, our counterparties or our customers operate or invest have in the past experienced severe economic disruptions particular to those countries or regions. In some cases, concerns regarding the fiscal condition of one or more countries and currency and exchange controls and other measures adopted by one country could cause other countries in the same region or beyond to experience a contraction of available credit, market and price volatility, illiquidity and reduced cross-border trading and financing activity.

Our results of operations from international activities and customers from other countries may be subject to adverse changes as a result of the above considerations, as well as possible governmental actions, including expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, changes in laws and regulations and civil unrest and changes in government. The effects of these changes could be magnified in smaller, less liquid and more volatile foreign markets.
Conducting business and having customers in countries with less developed legal and regulatory regimes, or with currency controls, often requires devoting significant additional resources to understanding, and monitoring changes in, local laws and regulations, as well as compliance with local laws and regulations and implementing and administering related risk policies and procedures. We can also incur higher costs, and face greater compliance risks, in structuring and operating our businesses outside the U.S. to comply with U.S. anti-corruption, anti-money laundering and other laws, regulations and sanctions. Failure to comply with such rules in our international activities could adversely affect our results of operations and regulatory relations in the U.S. and elsewhere.
Changes in accounting rules applicable to banks could adversely affect our financial conditions and results of operations.
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For example, the FASB’s new requirements under CECL include significant changes to the manner in which banks’ allowance for loan losses will be calculated at the effective date for such guidance for us. See Note 1 to our audited consolidated financial statements, “Allowance for Loan Losses.” Instead of using historical losses, the new guidance will require forward looking analysis with respect to expected losses over the life of loans and other instruments, and could materially affect our results of operations, the volatility of such results and our financial condition.
The 2017 Tax Act may have adverse effects on certain of our customers and our businesses.
The 2017 Tax Act will benefit us by reducing the maximum U.S. corporate income tax rate on our taxable income from 35% to 21%. This benefit may be diminished by the complexity, uncertainty and possible adverse effects of this legislation on certain of our borrowers, including limitations on the deductibility of:

•	residential mortgage interest;

•	state and local taxes, including property taxes; and

•	business interest expenses.
These changes may adversely affect borrowers’ cash flows and the values and liquidity of collateral we hold to secure our loans. Fewer borrowers may be able to meet the CFPB’s “ability to repay” standards, which include the borrower’s ability to pay taxes and assessments. Demand for loans by qualified borrowers could be reduced, and therefore competition among lenders could increase. Customer behaviors toward incurring and repaying debt could also change as a result of the 2017 Tax Act. As a result, the 2017 Tax Act could materially and adversely affect our business and results of operations, at least before taking into account our lower U.S. corporate income tax rate.
The Dodd-Frank Act currently restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.
Bank holding companies with assets of less than $15 billion as of December 31, 2009, including us, are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital under the Dodd-Frank Act. As of December 31, 2018 and December 31, 2017, we had $114.1 million of trust preferred securities outstanding that were issued before May 19, 2010, and that have maturity dates between 2028 and 2036.

Should we determine it is advisable, or should our regulators require us, to raise additional capital, we would not be able to issue additional trust preferred securities, as only bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and include them as Tier 1 capital. Instead, we would have to issue non-cumulative preferred stock or common equity, which are Tier 1 capital. Subordinated notes meeting Basel III Capital Rules may be issuable as Tier 2 capital. To the extent we issue new equity or securities convertible into Company Shares, it could dilute our existing shareholders. Dividends on any preferred stock we may issue, unlike distributions paid on trust preferred securities, would not be tax deductible, and the preferred stock would have a preference in liquidation and in dividends to our common stock. See “Supervision and Regulation.”
We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.
We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future under currently effective regulatory capital rules. We may, however, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of the communities we serve. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which may be limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.
We will be subject to heightened regulatory requirements if our total assets grow and exceed $10 billion.
As of December 31, 2018 and December 31, 2017, our total assets were $8.1 billion and $8.4 billion, respectively. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion within the next five years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are:

•	examined directly by the CFPB with respect to various federal consumer financial laws;

•	subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock;

•	subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act which are not applicable to us beginning in 2019;

•	subject to enhanced prudential regulation, to the extent not reduced or eliminated as a result of the 2018 Growth Act;

•	subject to annual Dodd-Frank Act self-administered stress testing, or DFAST, or similar stress testing, to the extent not reduced or eliminated by the 2018 Growth Act and our regulators;and

•	no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.
Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Our regulators requested us to engage in stress testing similar to DFAST before the Bank reached $10 billion in total assets, and we expect to continue such testing notwithstanding changes to the DFAST test thresholds by the 2018 Growth Act. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank. It is unclear whether these expectations may change as a result of the 2018 Growth Act.

The Federal Reserve may require us to commit capital resources to support the Bank.
As a matter of policy, the Federal Reserve, which examines us, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Corporation Act to require that all companies that control a FDIC-insured depository institution serve as a source of financial strength to the depository institution. Under this requirement, we could be required to provide financial assistance to the Bank should it experience financial distress, even if further investment was not otherwise warranted. See “Supervision and Regulation.”
We may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions.
The U.S. Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, or FinCEN, which was established as part of the Treasury Department to combat money laundering, is authorized to impose significant civil money penalties for violations of anti-money laundering rules. FinCEN has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, or DOJ, Drug Enforcement Administration, and U.S. Internal Revenue Service, which we refer to as the IRS.
There is also regulatory scrutiny of compliance with the rules of the Treasury Department’s Office of Foreign Assets Control, or OFAC. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals, including sanctions against foreign countries, regimes and individuals, terrorists, international narcotics traffickers, and those involved in the proliferation of weapons of mass destruction. Executive Orders have sanctioned the Venezuelan government and entities it owns, and certain Venezuelan persons. In addition, the OCC has broad authority to bring enforcement action and to impose monetary penalties if it determines that there are deficiencies in the Bank’s compliance with anti-money laundering laws.
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have a significant number of customers from, or which do business in, Latin America. As of December 31, 2018, $2.7 billion, or 44.67%, of our total deposits were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $299.8 million or 5.06%, of our total loans, at December 31, 2018.
In recent years, we have expended significant management and financial resources to further strengthen our anti-money laundering compliance program. Although we believe our anti-money laundering and OFAC compliance programs, and our current policies and procedures and staff dedicated to these activities, are sufficient to comply with applicable rules and regulations, continued enhancements are ongoing and we cannot guarantee that our program will prevent all attempts by customers to utilize the Bank in money laundering or financing impermissible under current sanctions and OFAC rules, or sanctions against Venezuela, and certain persons there. If our policies, procedures and systems are deemed deficient or fail to prevent violations of law or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and formal regulatory enforcement actions, including possible cease and desist orders, restrictions on our ability to pay dividends, regulatory limitations on implementing certain aspects of our business plan, including acquisitions or banking center relocation or expansion, and require us to expend additional resources to cure any deficiency, which could materially and adversely affect us.

Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us.
The Bank is subject to, among other things, the provisions of the Equal Credit Opportunity Act, or ECOA, and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer, commercial credit or residential real estate transaction. The DOJ and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists and how the agencies will respond to lending discrimination, and what steps lenders may take to prevent discriminatory lending practices. Failures to comply with ECOA, the Fair Housing Act and other fair lending laws and regulations, including CFPB regulations, could subject us to enforcement actions or litigation, and could have a material adverse effect on our business financial condition and results of operations. Our Bank is also subject to the Community Reinvestment Act (“CRA”) and periodic CRA examinations by the OCC. The CRA requires us to serve our entire communities, including low- and moderate-income neighborhoods. Our CRA ratings could be adversely affected by actual or alleged violations of the fair lending or consumer financial protection laws. Even though we have maintained an “outstanding” CRA rating since 2000, we cannot predict our future CRA ratings. Violations of fair lending laws or if our CRA rating falls to less than “satisfactory” could adversely affect our business, including expansion through branching or acquisitions.
Fannie Mae and Freddie Mac restructuring and changes in FHA mortgage guarantee program may adversely affect the mortgage markets and our sales of mortgages we originate.
Fannie Mae and Freddie Mac remain in conservatorship, and although legislation has been introduced at various times to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future, no proposal has been enacted. Through 2017, all of Fannie Mae and Freddie Mac’s earnings above a specified capital reserve have been swept into the U.S. Department of the Treasury, or the Treasury Department, and have not been available to build Fannie Mae’s and Freddie Mac’s capital. At the end of 2017, the capital reserve was $3 billion for each of Fannie Mae and Freddie Mac.
In February 2018, Fannie Mae reported that the 2017 Tax Act had reduced its DTAs, and that it had a net worth deficit of $3.7 billion as of December 31, 2017. To eliminate its net worth deficit, the Treasury Department provided Fannie Mae with $3.7 billion of capital in the first quarter of 2018. Fannie Mae reported that it had a new worth of $6.2 billion as of December 31, 2018. Freddie Mac had a net worth deficit of $312 million at December 31, 2017, and the Treasury Department provided Freddie Mac with $312 million of capital in the first quarter of 2018. Freddie Mac reported that it had a net worth of $4.5 billion as of December 31, 2018.
Since Fannie Mae and Freddie Mac dominate the residential mortgage markets, any changes in their structure and operations, as well as their respective capital, could adversely affect the primary and secondary mortgage markets, and our residential mortgage businesses, our results of operations and the returns on capital deployed in these businesses.
The Federal Housing Administration, or FHA, recently announced that it would strengthen its underwriting standards, which reduce the number of borrowers and mortgages eligible for FHA guarantees.

Risks Related to Our Separation from MSF
We are changing our brand from “Mercantil” to “Amerant,” which could adversely affect our business and profitability.
Since 2007, we have marketed our products and services using variations of MSF’s “Mercantil” brand name and logo. We are rebranding our businesses as Amerant to distinguish our organization from our former parent company.
We believe our association with MSF has provided us with greater name recognition among our customers from Latin America, including those with homes or businesses in the U.S. MSF’s reputation and financial strength have benefited us historically. The use of our new brand will result in additional costs, such as signage, and may result in potential loss of customer recognition and business. We are redesigning our internet webpage, mobile application and email addresses as part of our transition to a new name, which could cause some customer confusion even when customers are redirected automatically to new websites and email addresses. See “Certain Relationships and Related Party Transactions” and “Supervision and Regulation.”
We will incur incremental costs as a separate, public company.
Although we maintained separate systems and conducted operations largely with our own staff separate from MSF and its other affiliates prior to the Spin-off, the Spin-off required us to incur additional personnel and other expenses as a standalone public company. Such expenses include, but are not limited to, SEC reporting, additional internal controls testing and reporting, and investor relations. These initiatives involve additional management time and costs, including the hiring and integration of certain new employees and changes in the manner of conducting certain functions. We may be unable to make the changes required in a timely manner and without unexpected costs, including possible diversion of management from our day-to-day operations, which could have a material adverse effect on our business, results of operations and financial condition.
As a separate, public company, we will expend additional time and resources to comply with rules and regulations that previously did not apply to us.
As a separate, public company, the various rules and regulations of the SEC, as well as the listing standards of the Nasdaq Global Select Market, where the Company Shares are listed, require us to implement additional corporate governance practices and adhere to a variety of reporting requirements. Compliance with these public company obligations increases our legal and financial compliance costs and places additional demands on our finance, legal and accounting staff and on our financial, accounting and information systems.
In particular, as a separate, public company, our management is now required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls starting with our second annual report filed with the SEC on Form 10-K. For as long as we are an emerging growth company, we will not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could adversely affect market prices for our Company Shares.

Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results.
Because we completed the Spin-off in August of 2018, our historical consolidated financial data included herein does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. In addition, significant increases may occur in our cost structure as a result of the Spin-off, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. Also, we anticipate incurring material expenses in connection with rebranding our business. We recently completed a comprehensive strategic planning process to evaluate how we conduct business, including how to focus on our domestic U.S. business while better serving our valued foreign customers, reducing costs, and increasing core deposits, fee income, margins, and the number of services we provide per household and our profitability. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
We expect to incur additional shareholder communication and maintenance expenses, even if our expense reduction measures are completed.
We expect to incur additional shareholder reporting, communication and maintenance expenses related to the large number of shareholders, most of whom reside outside the U.S. Our foreign shareholders will cause these expenses to be higher than desirable, except to the extent we can reduce these expenses through various measures, including electronic delivery consistent with SEC rules and shareholder consents.
The Bank continues to provide certain services to MSF’s subsidiaries, even after the Spin-off, which could present additional regulatory and operational risks to us.
The Bank, Amerant Trust and Amerant Investments have historically provided certain services to MSF’s international subsidiaries, including accounting and financial reporting, administration, operations and technology, planning and budgeting, human resources, vendor administration and management, trust administration, market risk assessment, operational risk and physical security, credit risk, loan review, technology infrastructure, treasury, and customer referral services. Pursuant to the Separation Agreement, the Bank continues to provide certain of these services on a transitional basis, following the Spin-off, on the same terms (including pricing) in effect as of the Spin-off, and which are compliant with Federal Reserve Regulation W. This contractual obligation could present future regulatory and operational risks to us, including with respect to compliance with U.S. anti-money laundering laws and Federal Reserve Regulation W. The terms of these arrangements may also be changed if the Federal Reserve or OCC view these arrangements as inappropriate, including under their policy statement on parallel-owned banking organizations.
Certain of our directors may have actual or potential conflicts of interest because of their MSF equity ownership or their positions with MSF and us.
MSF and the Company have one common director. This individual beneficially owns approximately 6.70% of the total outstanding shares of our Class A common stock, as of December 31, 2018. This person’s family controls additional Company Shares. This individual, our former Chairman, who also is MSF’s Chairman, resigned as our Chairman effective December 31, 2018 but continues as a Company director. This relationship and financial interest may create actual or perceived conflicts of interest when this person is faced with decisions that could have different implications for MSF and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MSF and us.

Risks Related to Ownership of Our Common Stock
A limited market exists for Company Shares on the Nasdaq Global Select Market. An active trading market may not develop or continue for the Company Shares, which could adversely affect the market price and market volatility of those shares.
There is currently a limited market for shares of our Class A and Class B common stock and there is no assurance that an active market will develop or be sustained. Although our Class A common stock and our Class B common stock are listed on the Nasdaq Global Select Market under the trading symbols “AMTB” and “AMTBB,” respectively, trading volumes remain limited. If more active trading markets do not develop, you may be unable to sell or purchase shares of our common stock at the volume, price and time that you desire.
Whether or not the purchase or sale prices of our common stock reflect a reasonable valuation of our common stock may depend on an active trading market developing, and thus the price you receive for our common stock, may not reflect its true or intrinsic value. Limited trading in our common stock may cause fluctuations in the market value of our common stock to be exaggerated from time to time, leading to price volatility in excess of that which would occur in a more active trading market.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock, including our Class A common stock, and trading volume could decline.
The trading market for our common stock, including our Class A common stock, depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities or industry analysts cover us, the trading price for our common stock may be adversely affected. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, or downgrades our common stock, demand for our common stock could decrease, which could cause the price of our common stock or trading volume to decline.

Our stock price may fluctuate significantly.
We cannot predict the prices at which our Company Shares will continue to trade. The market prices of our Company Shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	the success or failure of our business strategies;

•	quarterly or annual earnings and earnings expectations for our industry, and for us;

•	our ability to obtain financing as needed;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in tax laws, including the 2017 Tax Act;

•	the failure of securities analysts to cover our Company Shares;

•	changes in earnings estimates by securities analysts;

•	the operating and stock price performance of other comparable companies;

•	investor perceptions of the Company and the banking industry;

•
our profile, dividend policy or market capitalization may not fit the investment objectives of our current shareholders, many of whom are Venezuelans who became shareholders as a result of the Spin-off;

•	events affecting our shareholders in Venezuela, including hyperinflation and currency controls;

•	the intent of our shareholders to hold or sell their Company Shares;

•	fluctuations in the stock markets or in the values of financial institution stocks, generally;

•	changes in laws and regulations, including banking laws and regulations, affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company or industry. These broad market fluctuations could also adversely affect the trading price of our Company Shares.
Certain of our existing stockholders could exert significant control over the Company.
As of March 8, 2019, each of our executive officers, directors and greater than 5% holders of our Class A common stock beneficially owns outstanding shares representing, in the aggregate, approximately 28.86% of the outstanding shares of our Class A common stock as of March 8, 2019 (without giving effect to the broad family holdings of the Marturet and Vollmer families). As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider. This concentration of ownership of the Company’s Class A common stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other stockholders may consider the transaction beneficial, and might adversely affect the market price of our Class A common stock.
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Company Shares.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing shareholders’ equity interests. In addition, we are authorized to issue up to 400 million shares of our Class A common stock and up to 100 million shares of our Class B common stock. We are authorized to issue, without shareholder approval, up to 50 million shares of preferred stock in one or more series, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, that may be superior to the rights of holders of our common stock. We are authorized to issue, without shareholder approval, except as required by law or the Nasdaq Global Select Market, securities convertible into either common stock or preferred stock. Furthermore, we have adopted an equity compensation program for our employees, which also could result in dilution of our existing shareholders’ equity interests.

We expect to issue more Class A common stock in the future which may dilute holders of Class A common stock.
Federal Reserve policy requires bank holding companies’ capital to be comprised predominantly of voting common stock. Class B common stock is not voting common stock for Federal Reserve purposes, therefore, we expect future issuances of Company Shares will be Class A common stock. These new issuances of Class A common stock, as well as their voting rights, may dilute the interests of our Class A shareholders, and increase the market for, and liquidity of, our Class A common stock generally, as compared to the market for, and liquidity of, our Class B common stock.
Holders of Class B common stock have limited voting rights. As a result, holders of Class B common stock will have limited ability to influence shareholder decisions.
Generally, holders of our Class B common stock will be entitled to one-tenth of a vote, and vote together with holders of our Class A common stock on a combined basis, on approval of our auditors for a given fiscal year, if we present such a proposal for shareholder consideration. As a result, virtually all matters submitted to our shareholders will be decided by the vote of holders of our Class A common stock and the market price of our Class B common stock could be adversely affected. Our Class B common stock has no other voting rights, except as required by the Florida Business Corporation Act to vote as a voting group on any amendment, alteration or repeal of our amended and restated articles of incorporation, including any such events as a result of a merger, consolidation or otherwise that significantly and adversely affects the rights or voting powers of our Class B common stock.
Our dual classes of Company Shares may limit investments by investors using index-based strategies.
Certain major providers of securities indices have determined to exclude shares of companies with classes of common stock with different voting rights. These actions may limit investment in Company Shares by mutual funds, exchange traded funds, or ETFs, and other investors basing their strategies on such securities indices, which could adversely affect the value and liquidity of Company Shares.
We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are afforded to emerging growth companies including, but not limited to, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we intend to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may become more volatile. We may take advantage of these exemptions until we are no longer an emerging growth company.
We do not currently intend to pay dividends on our common stock, including our Class A common stock.
We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth or improve our costs and capital structure, including by redemption of high cost trust preferred securities. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the performance of an investment in our common stock will depend upon any future appreciation in its value. Our common stock could decline or increase in value.

Our ability to pay dividends to shareholders in the future is subject to profitability, capital, liquidity and regulatory requirements and these limitations may prevent us from paying dividends in the future.
Cash available to pay our expenses and dividends to our shareholders is derived primarily from dividends paid to us by the Bank. The Bank’s ability to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of the Bank and its subsidiaries and our need to maintain appropriate liquidity and capital at all levels of our business consistent with regulatory requirements and the needs of our businesses. See “Supervision and Regulation-Dividend Restrictions”
We face strategic risks as a newly independent company.
As a newly independent company, and our history as part of MSF, we face strategic risk. Strategic risk is the risk to current or anticipated earnings, capital, liquidity, or franchise or enterprise value arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the competitive landscape that is the banking and financial services industries in which we operate. We may have insufficient capital and insufficiently qualified personnel or culture to implement, as quickly as we seek, our strategy changes, including core deposit and fee income growth, improved margins, broader service to our customers, cost reductions and profitability increases.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
We conduct our business from our approximately 177,000 square foot headquarters in Coral Gables, Florida, located at 220 Alhambra Circle, Coral Gables, Florida 33134. We own the Coral Gables location and, as of December 31, 2018, occupy approximately 72,000 square feet, or approximately 41%, of the building, with the remaining approximately 105,000 square feet, or approximately 59%, either leased to unrelated third-parties or available for lease. All of our business segments operate out of the headquarters. A significant portion of the employees included in the Institutional segment, primarily support services, operate out of our approximately 100,000 square feet operations center in the Beacon Industrial Park area of Doral, Florida. We own the operations center and occupy 100% of this building.
As of December 31, 2018, we have 23 banking centers, including 15 in Florida and 8 in Texas. Thirteen banking centers are occupied under lease agreements, five owned banking centers are located on ground subject to long-term land leases of 20 to 30 years, each with an option to renew for an additional 5 years and one owned banking center is located on ground subject to a long-term land lease that expires in 2020. These banking centers host various parts of our PAC segment. Our banking centers range from approximately 2,800 square feet to approximately 6,700 square feet, average approximately 4,800 square feet and total approximately 106,000 square feet. The total monthly rent for the banking centers is approximately $411,000 and the total annual rental expense for the leased banking centers is approximately $4.9 million, including the long-term land leases.
In addition to the banking centers, we lease approximately 14,000 square feet in Houston, Texas, which we use as our Texas regional office. The Texas regional office is principally used by our PAC segment and the annual rent is approximately $600,000.
We lease approximately 6,000 square feet in New York City, which our PAC segment principally uses as a LPO for CRE loans. The annual rent is approximately $530,100. We also lease approximately 1,894 square feet in Dallas, Texas, which our PAC segment began using in 2019 as a LPO. The annual rent is approximately $77,000.
Our various leases have periodic escalation clauses, and may have options for extensions and other customary terms.

Item 3. Legal Proceedings
We are, from time to time, in the ordinary course, engaged in litigation, and we have a small number of unresolved claims pending, including the one described in more detail below. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that potential liabilities relating to pending matters are not likely to be material to our financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.
A lawsuit was filed in September 2017 in Miami-Dade County Circuit Court, Florida and amended multiple times. The claims are against Amerant Trust and Kunde Management, LLC (“Kunde”). Kunde was established to manage trusts for the respective benefit of Gustavo Marturet Sr.’s wife and his siblings. Amerant Trust is the trustee of these trusts and is Kunde’s manager. The plaintiff is a beneficiary of one trust established and is an aunt of Gustavo Marturet, Jr., a Company director and a sister-in-law of Mr. Marturet’s mother, a principal Company shareholder.
This action alleges breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde and seeks damages in an unspecified amount. The Company denies the claims, and believes these are barred by the statute of limitations and is defending this lawsuit vigorously. The parties began mediation on January 22, 2019, pursuant to court order, and settlement discussions through the mediator are ongoing. The Company cannot reasonably estimate at this time the possible loss or range of losses, if any, that may arise from this unresolved lawsuit. The Company has incurred approximately $372,000 in legal fees through March 28, 2019 defending this case. The Company expects to be reimbursed these fees in accordance with the trust agreements and the Kunde organizational documents upon conclusion of this proceeding.
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
Item 4. Mine Safety Disclosures
Not applicable.

Supplementary Item. Executive Officers of the Registrant
Millar Wilson. Mr. Wilson, age 66, has served as Chief Executive Officer of the Company and the Bank since 2009 and as the Vice-Chairman of the Company and the Bank since 2013 and as a director since 1987. Mr. Wilson also served as an alternate director for MSF from 2015 to 2017. Under his leadership, the Bank has grown to $8.4 billion in assets, achieved a continuous upward trend in net income, and enhanced both the banking center network and product offerings to steadily increase lending and deposits. Mr. Wilson has served in various roles with MSF for over 40 years, including as Executive Director of International Business of MSF from 2013 until January 2018. Mr. Wilson served as a member of the board of directors of the Federal Reserve Bank of Atlanta, Miami Branch since 2013, as a member of the board of directors of Enterprise Florida, Inc. from 2009 to 2013, as chairman of the board of directors of the American Red Cross of Greater Miami and the Keys from 2001 to 2002 and as a director and treasurer of the Miami Dade College Foundation from 1999 to 2004. Mr. Wilson is a graduate of Bradford University, England and the Harvard Business School Management Development Program.
As our Chief Executive Officer, Mr. Wilson has a breadth of knowledge concerning issues affecting us. His prior executive and director experience will assist the board of directors as we continue to expand our business.
Alberto Peraza. Mr. Peraza, age 59, was appointed as the Co-President and Chief Financial Officer in February 2018. Mr. Peraza provides support and guidance to the Chief Executive Officer on the execution of the business strategy. He directly manages all finance areas, including treasury, accounting, budgeting, tax and reporting. He is also responsible for investor and public relations. Mr. Peraza has served in various roles with us since 1992, including as President and Chief Operating Officer of the Bank from 2013 to 2018, Chief Financial Officer of the Bank from 1995 to 2013 and Corporate Secretary of the Bank from 1998 to 2004. Mr. Peraza has served in various finance management roles at Southeast Bank from 1980 to 1991 and Wells Fargo & Company from 1991 to 1992. Mr. Peraza has been a member of the board of directors of Habitat for Humanity of Greater Miami since 2014 and was a member of the Board of Directors of the Florida Bankers Association from 2010 to 2013 and the Coral Gables Chamber of Commerce from 2013 to 2016. Mr. Peraza is a graduate of Florida International University and the Vanderbilt University Owen Graduate School of Management’s Banking Program.
Alfonso Figueredo. Mr. Figueredo, age 58, was appointed as the Co-President and Chief Operating Officer in February 2018. Mr. Figueredo is responsible for all the day-to-day business operations and administration activities, including operations & technology, human resources, legal, credit services & administration, and products & channels. Mr. Figueredo has served in various roles with MSF since 1988, including as Executive Vice President of Operations & Administration from 2015 to 2018 and Chief Financial Officer from 2008 to 2015. Previously, he held various management positions in finance from 1988 to 2008, including as Corporate Controller. Prior to joining MSF, he worked at PricewaterhouseCoopers in Caracas, Venezuela from 1981 to 1988. Mr. Figueredo served as President of the Bank Controllers Committee of the Venezuela Banking Association (ABV) from 2000 to 2005 and as a member of the Venezuelan-German Chamber of Commerce from 2012 to 2015. He received a degree in accounting and his MBA from Andres Bello Catholic University.
Miguel Palacios. Mr. Palacios, age 50, was appointed as the Executive Vice President and Chief Business Officer in February 2018. Mr. Palacios is responsible for implementing our corporate strategies, managing the business units, and establishing performance and production targets to achieve our financial objectives. He has held various roles since joining the Bank in 2005, including as Executive Vice President and Domestic Personal and Commercial Manager from 2012 to 2018, Special Assets Manager from 2009 to 2012 and Corporate International-LATAM Manager from 2005 to 2009. Mr. Palacios has also served in various roles with MSF since 1992. Mr. Palacios graduated with a degree in Business Administration from Jose Maria Vargas University.

Alberto Capriles. Mr. Capriles, age 51, was appointed as the Executive Vice President in February 2018 and has been the Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk. Mr. Capriles has served in various roles with MSF since 1995, including as Executive Vice President and Chief Risk Officer of the Bank since 2016, Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement MSF’s enterprise risk management model. Prior to joining MSF, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles has also served as a Professor in the Economics Department at the Andres Bello Catholic University from 1996 to 2008. Mr. Capriles graduated with a degree in Economics from the Andres Bello Catholic University, and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.
Jorge Trabanco. Mr. Trabanco, age 58, was appointed as the Chief Accounting Officer in April 2018. Mr. Trabanco is responsible for managing financial risk, financial and SEC reporting. Mr. Trabanco has served in various roles with us since 2004, including as Chief Financial Officer of the Bank from 2013 to 2018 and Vice President and Financial Reporting Manager of the Bank from 2004 to 2013. Prior to joining us, Mr. Trabanco served in various management and accounting positions at Banco Santander Central Hispano S.A. (now Banco Santander S.A.) from 1992 to 2004, including as Vice President and Finance Director from 2003 to 2004, Controller from 2000 to 2002, and Senior Accountant from 1992 to 1998. Mr. Trabanco graduated from St. Thomas University in 1986 with a master’s degree in accounting and became a Certified Public Accountant in 1988. He is a member of the Florida Institute of Certified Public Accountants, American Institute of Certified Public Accountants, and Cuban-American Certified Public Accountants Association.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
As of August 13, 2018, our Class A common stock, par value $0.10 per common share, and our Class B common stock, par value $0.10 per common share, are listed and trade on the Nasdaq Global Select Market under the symbols “AMTB and “AMTBB,” respectively.
As of March 26, 2019, we had 28,985,996 outstanding shares of Class A common stock held by approximately 1,393 stockholders and 14,218,597 outstanding shares of Class B common stock (excluding 3,532,457 shares held as treasury stock) held by approximately 1,445 stockholders. The number of stockholders consists of stockholders of record, in each case, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock and shares of our Class B common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A and Class B common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A and Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
Prior to the Company’s Spin-off from MSF, the Company paid a special dividend of $40.0 million to MSF. The Company has not paid its shareholders any dividend since the Spin-off.
As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation—Payment of Dividends.”
We do not anticipate paying any dividends to holders of our common stock in the foreseeable future because we expect to retain earnings to support our business plan. The declaration and payment of dividends, if any, however, will be subject to our board of directors’ discretion and will depend, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, and other factors that our board of directors may deem relevant. The payment of cash dividends, if commenced, may be discontinued at any time at the sole discretion of our board of directors.

Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock and the Class B common stock from August 29, 2018 to December 31, 2018, as compared to the cumulative total return on stocks included in the KBW Nasdaq Regional Bank Index over such period. Cumulative total return expressed in Dollars assumes an investment of $100 on August 29, 2018 and reinvestment of dividends as paid.
(1) Shares of Company Class A common stock and Class B common stock were distributed in the Spin-off at the end of the day on Friday, August 10, 2018 and were listed for trading beginning on Monday, August 13, 2018.  Pursuant to S&P Global Market Intelligence data, August 29, 2018 is the first date pricing information was available for our common stock and no trading occurred until August 29, 2018.

Total Return Performance (in Dollars)	August 29, 2018 (1)	August 31, 2018	September 28, 2018	October 31, 2018	November 30, 2018	December 31, 2018
AMTB	100.00	156.56	204.17	135.44	88.89	72.28
AMTBB	100.00	122.50	117.50	110.06	80.56	55.67
KBW Nasdaq Bank Index (BKX)	100.00	99.23	94.46	86.56	91.48	77.27

Average Daily Volume (shares)
AMTB		499	2,795	1,342	2,838	38,339
AMTBB		94	743	1,370	2,791	2,749
_________
(1) Shares of Company Class A common stock and Class B common stock were distributed in the Spin-off at the end of the day on Friday, August 10, 2018 and were listed for trading beginning on Monday, August 13, 2018.   Pursuant to S&P Global Market Intelligence data, August 29, 2018 is the first date pricing information was available for our common stock and no trading occurred until August 29, 2018.

The above graph and table illustrate the performance of Company Class A and Class B common stock from August 29, 2018, the first day that pricing information was available, and reflect:

•	the Spin-off;

•	the IPO; and

•	the Company's repurchase of certain of its shares of Class B common stock from MSF.

Bank stocks generally were unusually volatile in the fourth quarter of 2018, and the KBW Nasdaq Bank Index declined 13.71% between November 1, 2018 and December 31, 2018. Therefore, this graph may not reflect the Company's stock performance under more normal conditions. Additionally, the KBW Nasdaq Bank Index is also comprised of companies that have different characteristics from the Company, including, among other things, at least 3 months of seasoning on the Nasdaq Stock Market or the New York Stock Exchange, and monthly daily trading volumes of at least 100,000, both of which the Company lacked during most or all of the periods presented above.  In the case of companies with dual classes of stock, the BKX also only considers the class of stock with the highest trading volume

Use of Proceeds from Registered Securities
On December 18, 2018, our Registration Statement on Form S-1, as amended (file No. 333-227744) was declared effective by the SEC for our IPO of Class A common stock. A total of 6,300,000 shares of Class A common stock were sold pursuant to the Registration Statement, which was comprised of (1) 1,377,523 shares of new Class A common stock issued by the Company and (2) all of MSF’s 4,922,477 shares of the Company’s outstanding Class A common stock. The 6,300,000 shares of Class A common stock were sold at an offering price of $13.00 per share for gross proceeds of $81,900,000, comprised of (1) $17,907,799 gross proceeds to the Company and (2) $63,991,811 gross proceeds to MSF.
The offering was completed on December 21, 2018. The lead underwriter for the offering was Raymond James. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates. The aggregate underwriting discount in an amount of approximately $5.7 million, and all other costs and expenses of the offering, totaling approximately $5.0 million, were paid by MSF and no expenses were incurred for the Company’s account in connection with the IPO. Therefore, net proceeds to the Company from the IPO totaled approximately $17.9 million.
On December 27, 2018, the Company and MSF entered into a Class B Share Purchase Agreement (the “Class B Purchase Agreement”) pursuant to which the Company agreed to purchase up to all 3,532,456.66 shares of Class B common stock held by MSF using the net proceeds from the Company’s IPO. On December 28, 2018, the Company completed the purchase of 1,420,135.66 shares of Class B common stock from MSF for $12.61 per share, representing an aggregate purchase price of approximately $17.9 million.

There was no material change in the use of the net proceeds from our IPO from that described in the final prospectus filed with the SEC on December 18, 2018 relating to the IPO, the IPO Prospectus.
On January 23, 2019, the Company completed a subsequent issuance of Class A common stock pursuant to the underwriters’ partial exercise of their over-allotment option, which was granted in connection with the IPO. The aggregate underwriting discount and all other costs and expenses in an amount of approximately $0.2 million, were paid by MSF and no expenses were incurred for the Company’s account in connection with this transaction. Therefore net proceeds to the Company from the underwriters’ partial exercise of their over-allotment option totaled approximately $3.0 million. There was no material change in the use of the net proceeds from this partial exercise of the underwriters’ over-allotment option from that described in the IPO Prospectus.
Issuer Purchases of Equity Securities
On December 27, 2018, following the December 21, 2018 closing of IPO, the Company and MSF entered into the Class B Share Purchase Agreement. Pursuant to the Class B Purchase Agreement, the Company agreed to purchase up to all 3,532,456.66 shares of its Class B common stock retained by MSF using the net proceeds from sales of shares of its Class A common stock. On December 29, 2018, the Company completed the purchase of 1,420,135.66 shares of Class B common stock from MSF, leaving MSF with 2,112,321 shares of our Class B common stock.
Pursuant to the Class B Purchase Agreement, on March 7, 2019, the Company used the net proceeds from the exercise of the over-allotment option granted to the underwriters in the IPO, and of subsequent private placement sales of unregistered shares of the Company’s Class A common stock, to purchase MSF’s remaining 2,112,321 shares of the Company’s Class B common stock, in each case at a price equal to 97% of the Class A common stock’s selling price, before any placement agent or underwriter commissions, discounts and charges.
The following table presents details of our repurchases during the fiscal quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1-October 31, 2018	—	N/A	—	N/A
November 1-November 30, 2018	—	N/A	—	N/A
December 1-December 31, 2018	1,420,136	$12.61	1,420,136	2,112,321
Total	1,420,136	$12.61	1,420,136	2,112,321

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017 and 2016. The selected financial information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the corresponding notes included in this Annual Report on Form 10-K.
Because we completed the Spin-off in August 2018, the historical consolidated financial data included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. See “Risk Factors—Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results.”

	December 31,
(in thousands)	2018	2017	2016
Consolidated Balance Sheets
Total assets	$8,124,347	$8,436,767	$8,434,264
Total investments	1,741,428	1,846,951	2,182,737
Total loans (1)	5,920,175	6,066,225	5,764,761
Allowance for loan losses	61,762	72,000	81,751
Total deposits	6,032,686	6,322,973	6,577,365
Securities sold under agreements to repurchase	—	—	50,000
Junior subordinated debentures	118,110	118,110	118,110
Advances from the FHLB and other borrowings	1,166,000	1,173,000	931,000
Stockholders' equity	747,418	753,450	704,737

	Years Ended December 31,
(in thousands, except per share amounts )	2018	2017	2016
Consolidated Results of Operations
Net interest income	$219,039	$209,710	$191,933
Provision for (reversal of ) loan losses	375	(3,490)	22,110
Noninterest income	53,875	71,485	62,270
Noninterest expense	214,973	207,636	198,303
Net income	45,833	43,057	23,579
Basic and diluted earnings per share(2)	1.08	1.01	0.55
Cash dividends per share (2)	0.94	—	—

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2018	2017	2016
Other Financial and Operating Data

Profitability Indicators (%)
Net interest income / Average total interest earning assets (Net Interest Margin, or NIM)(3)	2.78%	2.63%	2.48%
Net income / Average total assets (ROA) (4)	0.55%	0.51%	0.29%
Net income / Average stockholders' equity (ROE) (5)	6.29%	5.62%	3.29%
Net income / Average tangible common equity (ROATCE) (6)	6.48%	5.78%	3.39%

Capital Adequacy Ratios
Total capital ratio (7)	13.54%	13.31%	13.05%
Tier 1 risk-based capital ratio (8)	12.69%	12.26%	11.86%
Tier 1 leverage ratio (9)	10.34%	10.15%	9.62%
Common equity tier 1 capital ratio (CET1)(10)	11.07%	10.68%	10.25%
Tangible common equity ratio (11) (17)	8.96%	8.70%	8.12%
Tangible book value per common share (17)	$16.82	$17.23	$16.08

Asset Quality Indicators (%)
Non-performing assets / Total assets(12)	0.22%	0.32%	0.85%
Non-performing loans /Total loan portfolio (1) (13)	0.30%	0.44%	1.23%
Allowance for loan losses / Total non-performing loans (13) (14)	347.33%	267.18%	115.25%
Allowance for loan losses / Total loan portfolio (1) (14)	1.04%	1.19%	1.42%
Net charge-offs/ Average total loan portfolio (15)	0.18%	0.11%	0.32%

Efficiency Indicators
Noninterest expense / Average total assets (4)	2.57%	2.45%	2.41%
Personnel expense / Average total assets (4)	1.69%	1.55%	1.58%
Efficiency ratio (16)	78.77%	73.84%	78.01%

	Years Ended December 31,
(in thousands, except per share amounts and percentages )	2018	2017
Adjusted Selected Consolidated Results of Operations and Other Data(17)
Adjusted noninterest income	$53,875	$61,016
Adjusted noninterest expense	201,911	202,391
Adjusted net income before income tax	70,628	71,825
Adjusted net income	57,923	48,403
Adjusted net income per share	1.36	1.14
Adjusted net income / Average total assets (ROA) (4)	0.69%	0.57%
Adjusted net income / Average stockholders' equity (ROE) (5)	7.95%	6.32%
Adjusted net income / Average tangible common equity (ROATCE) (6)	8.19%	6.49%
Adjusted noninterest expense / Average total assets (4)	2.41%	2.38%
Adjusted efficiency ratio (18)	73.99%	74.76%

_________

(1) Outstanding loans are net of deferred loan fees and costs, excluding the allowance for loan losses.
(2) The earnings per common share reflect the reverse stock split which reduced the number of outstanding shares on a 1-for-3 basis.
(3) Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, investment securities, deposits with banks and other financial assets which, yield interest or similar income.
(4) Calculated based upon the average daily balance of total assets.
(5) Calculated based upon the average daily balance of stockholders’ equity.
(6) Calculated based upon the average daily balance of stockholders’ equity less the average daily balance of goodwill and other intangible assets.
(7) Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized capital ratio calculations.
(8) Tier 1 capital divided by total risk-weighted assets.
(9) Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $114.1 million at December 31, 2018, 2017 and 2016
(10) Common Equity Tier 1 capital (CET 1) divided by total risk-weighted assets.
(11) Tangible common equity is calculated as the ratio of tangible common equity divided by total assets less goodwill and other intangible assets.
(12) Non-performing assets include all non-performing loans and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $18.1 million, $27.3 million and $71.3 million as of December 31, 2018, 2017 and 2016, respectively.
(13) Non-performing loans include all accruing loans past due by more than 90 days, and all nonaccrual loans. Non-performing loans were $17.8 million, 26.9 million and 70.9 million as of December 31, 2018, 2017 and 2016, respectively.
(14) Allowance for loan losses was $61.8 million, 72.0 million and $81.8 million as of December 31, 2018, 2017 and 2016, respectively. See Note 5 to our audited consolidated financial statements for more details on our impairment models.
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
18) Adjusted efficiency ratio is the efficiency ratio less the effect of Spin-off and restructuring costs and other transactions and events, including the third quarter 2017 sale of our New York City building and the fourth quarter 2017 charges to our deferred tax assets due to the 2017 Tax Act’s reduction in tax rates, described in “Non-GAAP Financial Measures Reconciliation.”

Non-GAAP Financial Measures Reconciliation
The following table sets forth selected financial information derived from our audited consolidated financial statements, adjusted for the costs incurred by the Company in 2018 and 2017 related to the Spin-off and certain other restructuring costs. Spin-off costs, which commenced in the last quarter of 2017 and continued during 2018, are not deductible for Federal and state income tax purposes. These adjustments also reflect the $10.5 million net gain on the sale of our New York City building in the third quarter of 2017 and the $9.6 million charge to our deferred tax assets due to the enactment of the 2017 Tax Act in the fourth quarter of 2017. The Company believes these adjusted numbers are useful to understand the Company’s performance absent these transactions and events.

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2018	2017
Total noninterest income	$53,875	$71,485
Less: net gain on sale of New York building	—	(10,469)
Adjusted noninterest income	$53,875	$61,016

Total noninterest expenses	$214,973	$207,636
Less Spin-off costs:
Legal fees	3,539	2,000
Additional contribution to non-qualified deferred compensation plan on behalf of participants to mitigate tax effects of unexpected early distribution (1)	1,200	—
Accounting and consulting fees	1,384	2,400
Other expenses	544	845
Total Spin-off costs	$6,667	$5,245
Less: Restructuring costs (2):
Staff reduction costs (3)	4,709	—
Legal and strategy advisory costs	1,176	—
Rebranding costs	400	—
Other costs	110	—
Total restructuring costs	$6,395	$—
Adjusted noninterest expenses	$201,911	$202,391

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2018	2017
Total net income before income tax	$57,566	$77,049
Plus: Restructuring costs	6,395	—
Plus: total Spin-off costs	6,667	5,245
Less: net gain on sale of New York Building	—	(10,469)
Adjusted net income before income tax	$70,628	$71,825

Total net income	$45,833	$43,057
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	6,395	—
Income tax effect	(1,303)	—
Total after-tax restructuring costs	5,092	—
Plus after-tax total Spin-off costs:
Total Spin-off costs before income tax effect	6,667	5,245
Income tax effect (4)	331	(2,314)
Total after-tax Spin-off costs	6,998	2,931
Less after-tax net gain on sale of New York building:
Net gain on sale of New York building before income tax effect	—	(10,469)
Income tax effect (5)	—	3,320
Total after-tax net gain on sale of New York building	—	(7,149)
Plus impact of lower rate under the 2017 Tax Act:
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	8,470
Remeasurement of net deferred tax assets corresponding to items in AOCI	—	1,094
Total impact of lower rate under the 2017 Tax Act	—	9,564
Adjusted net income	$57,923	$48,403

Basic and diluted earnings per share	$1.08	$1.01
Plus: after tax impact of restructuring costs	0.12	—
Plus: after tax impact of total Spin-off costs	0.16	0.07
Plus: effect of lower rate under the 2017 Tax Act	—	0.23
Less: after-tax net gain on sale of New York building	—	(0.17)
Total adjusted basic and diluted earnings per share	$1.36	$1.14

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2018	2017

Net income / Average total assets (ROA)	0.55%	0.51%
Plus: after tax impact of restructuring costs	0.06%	—%
Plus: after tax impact of total Spin-off costs	0.08%	0.03%
Plus: effect of lower rate under the 2017 Tax Act	—%	0.11%
Less: after-tax net gain on sale of New York building	—%	(0.08)%
Adjusted net income / Average total assets (ROA)	0.69%	0.57%

Net income / Average stockholders' equity (ROE)	6.29%	5.62%
Plus: after tax impact of restructuring costs	0.70%	—%
Plus: after tax impact of total Spin-off costs	0.96%	0.38%
Plus: effect of lower rate under the 2017 Tax Act	—%	1.25%
Less: after-tax net gain on sale of New York building	—%	(0.93)%
Adjusted net income / Stockholders' equity (ROE)	7.95%	6.32%

Noninterest expense / Average total assets	2.57%	2.45%
Less: impact of restructuring costs	(0.08)%	—%
Less: impact of total Spin-off costs	(0.08)%	(0.07)%
Adjusted Noninterest expense / Average total assets	2.41%	2.38%

Efficiency ratio	78.77%	73.84%
Less: impact of restructuring costs	(2.34)%	—%
Less: impact of total Spin-off costs	(2.44)%	(1.86)%
Plus: after-tax net gain on sale of New York building	—%	2.78%
Adjusted efficiency ratio	73.99%	74.76%

Net income / Average tangible common equity (ROATCE)	6.48%	5.78%
Plus: after tax impact of restructuring costs	0.72%	—%
Plus: after tax impact of total Spin-off costs	0.99%	0.39%
Plus: effect of lower rate under the 2017 Tax Act	—%	1.28%
Less: after-tax net gain on sale of New York building	—%	(0.96)%
Adjusted net income / Average tangible common equity (ROATCE)	8.19%	6.49%

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2018	2017

Stockholders' equity	$747,418	$753,450
Less: goodwill and other intangibles	(21,042)	(21,186)
Tangible common stockholders' equity	$726,376	$732,264
Total assets	8,124,347	$8,436,767
Less: goodwill and other intangibles	(21,042)	(21,186)
Tangible assets	$8,103,305	$8,415,581
Common shares outstanding	43,183	42,489
Tangible common equity ratio	8.96%	8.70%
Tangible book value per common share	$16.82	$17.23
__________________

(1)
The Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution is taxable to plan participants as ordinary income during 2018. We partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they will incur as a result of the distribution increasing the plan participants’ estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the year ended December 31, 2018, was approximately $952,000. As a result of the early taxable distribution to plan participants, we have expensed and deducted for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeds the amount of the tax gross-up paid to plan participants.

(2)
Expenses incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to, a reduction in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

(3)
On October 30, 2018, the Board of Directors of the Company adopted a voluntary early retirement plan (the “Voluntary Plan”) for certain eligible long-term employees and an involuntary severance plan (the “Involuntary Plan”) for certain other positions.  The Company has incurred approximately $4.2 million of expenses in 2018 in connection with the Voluntary Plan, substantially all of which will be paid over time in the form of installment payments until January 2021. The Company has incurred approximately $0.5 million of expenses in 2018 in connection with the Involuntary Plan, substantially all of which will be paid over time in the form of installment payments until December 2019.

(4)
Calculated based upon the estimated annual effective tax rate for the periods, which excludes the tax effect of discrete items, and the amounts that resulted from the difference between permanent Spin-off costs that are non-deductible for Federal and state income tax purposes, and total Spin-off costs recognized in the consolidated financial statements. The estimated annual effective rate applied for the calculation differs from the reported effective tax rate since it is based on a different mix of statutory rates applicable to these expenses and to the rates applicable to the Company and its subsidiaries.

(5)	Calculated based upon an estimated annual effective rate of 31.71%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Information,” our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements.
Cautionary Note Regarding Forward-Looking Statements
Various of the statements made in this Annual Report on Form 10-K, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in this Annual Report on Form 10-K and our other reports filed with the SEC.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider”, “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•
our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets which assume, among other things, continued growth in our domestic loans, increased domestic deposits, increased cross-selling of services, increased efficiency and cost savings;

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, especially those affecting our Venezuela depositors, including seasonality;

•	business and economic conditions, generally and especially in our primary market areas;

•	operational risks inherent to our business;

•	our ability to successfully manage our credit risks and the sufficiency of our allowance for possible loan losses;

•
the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, interest rate, and credit conditions, including changes in borrowers’ credit risks and payment behaviors;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

•	compliance with the Bank Secrecy Act, OFAC rules and anti-money laundering laws and regulations, especially given our exposure to Venezuela customers;

•	governmental monetary and fiscal policies, including market interest rates;

•	the effectiveness of our enterprise risk management framework, including internal controls and disclosure controls;

•	fluctuations in the values of the securities held in our securities portfolio;

•
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential real estate and CRE;

•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruptive effects of financial technology companies and other competitors who are not subject to the same regulations as the Company and the Bank;

•	defaults by or deteriorating asset quality of other financial institutions;

•
the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses, valuations of assets and liabilities and other estimates, including the timing and effects of the implementation of CECL;

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

•
the effects of war, civil unrest, or other conflicts, acts of terrorism, hurricanes or other catastrophic events that may affect general economic conditions, including in countries where we have depositors and other customers;

•
the effects of recent and future legislative and regulatory changes, including changes in banking, securities, tax, trade and finance laws, rules and regulations (such as the potential cessation of LIBOR), and their application by our regulators;

•	our ability to continue to increase our core domestic deposits, and reduce the percentage of foreign deposits;

•	the occurrence of fraudulent activity, data breaches or failures of our information security controls or cybersecurity-related incidents that may compromise our systems or customers’ information;

•	interruptions involving our information technology and telecommunications systems or third-party servicers;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;

•	the costs and obligations associated with being a newly public company;

•	our ability to maintain our strong reputation, particularly in light of our ongoing rebranding effort;

•	claims or legal actions to which we may be subject; and

•
the other factors and information in this Annual Report on Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Annual Report on Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
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

Management’s Discussion and Analysis
Overview
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Amerant Trust and Amerant Investments subsidiaries. The Bank’s primary markets are South Florida, where we operate 15 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties, and a newly opened loan production office in Dallas, Texas. We have a loan production office focused on CRE lending in the New York City area. We have no foreign offices.
We report our results of operations through four segments: Personal and Commercial Banking, which we refer to as PAC, Corporate LATAM, Treasury and Institutional. PAC delivers the Bank’s core services and product offerings to domestic personal and commercial business customers, and to international customers, who are primarily personal customers. Our Corporate LATAM segment serves financial institution clients and large companies in Latin America. Our Treasury segment manages our securities portfolio, and supports Company-wide initiatives for increasing the profitability of other financial assets and liabilities. Our Institutional segment is comprised of balances and results of Amerant Investments and Amerant Trust, as well as general corporate, administrative and support activities not reflected in our other three segments.
Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, ROA and ROE.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds.
Changes in market interest rates and interest we earn on interest-earning assets, or which we pay on interest-bearing liabilities, as well as the volumes and the types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in our net interest spread, NIM and net interest income. We measure net interest income before and after the provision for loan losses.
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
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to the trading volume of our customer’s transactions, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody accounts declined $158.3 million, or 9.04%, to $1.59 billion at December 31, 2018 from $1.75 billion at December 31, 2017, due to a combination of lower market valuations and our determination to close certain foreign customer accounts.
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
We have historically provided certain administrative services to MSF’s non-U.S. affiliates under certain service agreements with arms-length terms and charges. Income from this source changes based on changes to the direct costs associated with providing the services and based on changes to the amount and scope of services provided, which are reviewed periodically. We will continue to provide these services for transition periods of 12-18 months after the Spin-off, unless sooner terminated. These transition services are declining and are expected to end by the second quarter of 2019. All transition services are billed by us and paid by MSF’s non-U.S. affiliates in Dollars. For the year ended December 31, 2018, we were paid approximately $1.7 million for these services. MSF’s non-U.S. affiliates have provided certain services to us on terms consistent with U.S. regulatory requirements for which they receive compensation.
Our gains and losses on sales of securities are derived from the sale of securities within our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value.
Our gains or losses on sales of property and equipment are recorded at the date of the sale and presented as other noninterest income or expense in the period they occur.
Noninterest Expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit and business insurance assessments and premiums; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; and (vii) other operating expenses.
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
FDIC deposit and other insurance premiums include deposit insurance, corporate liability and other business insurance premiums.

Telecommunication and data processing expenses include expenses paid to our third-party data processing system providers and other telecommunication and data service providers.
Depreciation and amortization expense includes the value associated with the depletion of the value on our owned properties and equipment, including leasehold improvements made to our leased properties.
Other operating expenses include advertising, marketing, community engagement, and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from the Spin-off.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. For example, on October 24, 2018, our Bank, Amerant Trust and Amerant Investments subsidiaries adopted the “Amerant” name and brand, or the “New Brand.” We expect to incur approximately $6.0 to $7.0 million in 2019 to rebrand our organization. Of this amount, approximately $1.2 million is expected to be spent for signage that will be capitalized and amortized over the shorter of the useful life of the sign, the remaining life of owned buildings or the remaining terms of leased facilities. Approximately $250,000 of software costs will be amortized over three years. The remainder will be expensed.
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
We review and update our allowance for loan loss model annually to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
Capital. Financial institution regulators have established minimum capital ratios for banks, thrifts and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the CET1 capital ratio; and (vii) other factors, including market conditions.
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.

Material Trends and Developments
Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions in the markets we serve, federal fiscal and monetary policies and U.S. market interest rates. As a result of the credit crisis, the Federal Reserve decreased short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. Since then, economic growth has been modest, the real estate market continues to recover and unemployment rates in the U.S. and our primary markets have significantly improved.
The Federal Reserve’s Normalization Policy adopted in September 2014 included gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 20, 2018. In March 2019, the Federal Reserve announced that it was reducing its monthly sales of Treasury securities 50% to $15 billion per month beginning in May 2019 and ending such sales at the end of September 2019, and announced that it was reducing its holdings of MBS by reinvesting $20 billion per month of MBS principal repayments in Treasury securities, while reserving the flexibility to sell MBS over the longer run. This will leave the Federal’s Reserve securities portfolio at a higher level than earlier expected.  See “Supervision and Regulation—Fiscal and Monetary Policy.”
General and Administrative Expenses. We expect to continue incurring increased noninterest expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, costs associated with establishing de novo banking centers, expenses to hire additional personnel and other costs required to continue our growth.
Credit Reserves. We seek a level of loan reserves against probable losses commensurate with the credit risks inherent in our loan portfolio. These reserves are used to cover a number of factors associated with probable loan losses, including bad loans, customer defaults and renegotiated terms of a loan that incur lower than previously estimated payments. Management periodically evaluates the adequacy of these reserves to ensure that they are maintained at a reasonable level to provide for recognized and unrecognized but inherent losses in the loan portfolio.
Regulatory Environment. As a result of regulatory changes, including the Dodd-Frank Act and the Basel III capital rules, as well as regulatory changes resulting from becoming a publicly traded company in August 2018, we expect to be subject to more regulation, which may adversely affect our costs and growth plan. See “Risk Factors-Risks Related to Our Business” and “Supervision and Regulation.”
Seasonality. Our loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year.
Our Business Strategy. We conducted a strategic review in 2018 with the assistance of a nationally known consulting firm to evaluate our post Spin-off business strategy as an independent company. As part of our Spin-off from MSF, our business model and product offerings are being simplified and focused on U.S. domestic lending.
We have adopted and are implementing our strategic plan to simplify our business model and focus our activities as a community bank serving our domestic customers, select foreign depositors, and wealth management and fiduciary customers.

Our strategic objectives include:

•	Increase domestic core deposits by bundling products and improving customer and market data to improve deposit offerings and pricing, as well as gain a greater share of each customer’s business;

•
Enhance retail and commercial sales approaches with better data and customer relationship management, or CRM, tools, improved banking centers of the future, and a consultative approach to identify and meet customer needs, while reducing banking center occupancy and staffing costs;

•
Replace approximately $49.0 million of low yielding foreign Corporate LATAM loans outstanding at December 31, 2018 as these are scheduled to mature in the first quarter of 2019, with higher margin domestic loans;

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

•	Improve the customer experience by:

◦	improving online and mobile banking for retail and commercial customers;

◦
transforming our banking centers to provide a seamless retail banking experience with staff focused on consultative customer service across the full range of products we offer with less emphasis on routine transactions;

◦	streamlining and speeding product applications, transactions and customer processes compliant with regulatory requirements, such as data privacy and anti-money laundering; and

◦	providing quicker decisions on customer requests while maintaining accountability and appropriate credit and compliance standards;

•
Reduce the number of our computer applications and programs and streamline our processes to increase efficiency through approximately $10.0 to $15.0 million of technology investments made from 2019 to 2021, which are expected to be amortized over three years from the beginning of service;

•	Reduce staffing generally, including as a result of more automated and better integrated systems, and reduced staffing in the banking centers of the future;

•	Improve the quality and reduce the costs of our capital by redeeming high cost, fixed rate trust preferred securities, subject to available cash and earnings and Federal Reserve approval;

•	Reduce and reorganize the space we occupy in our main office to increase the amount and attractiveness of space available for lease to third parties;

•	Expand and improve the capabilities of our online bank to offer deposit accounts nationwide; and

•	Align responsibilities and incentives to achieve these goals.
Performance Highlights
Performance highlights for the year ended December 31, 2018 include the following (See Item 6, “ Selected Financial Data” for an explanation of non-GAAP financial measures):

•	Net income for the year ended December 31, 2018 was $45.8 million, up 6.45% compared to $43.1 million in 2017, reflecting improved net interest margin and the lower tax rate in 2018.

•	Adjusted net income was $57.9 million in 2018, up 19.67% compared to $48.4 million in 2017.

•
Net interest income was $219.0 million in 2018, up 4.45% compared to $209.7 million in 2017. Net interest margin improved to 2.78% in 2018, compared to 2.63% in 2017. These results are reflective of an improved interest-earning assets mix.

•
We made progress transitioning to a domestic-focused community bank in 2018. Domestic loans and deposits increased 5.83% and 6.33%, respectively, in 2018 compared to 2017. International loans and deposits decreased 60.31% and 13.40%, respectively, in the same period.

•
Credit quality remains strong. The ratio of non-performing assets to total assets was 0.22% at year-end 2018, compared to 0.32% at year-end 2017. The Company only added $0.4 million in additional loan loss reserves in 2018, while in 2017 it released $3.5 million from the allowance for loan losses.

•
Noninterest expense was $215.0 million in 2018, up 3.53% compared to $207.6 million in 2017. After excluding expenses for the Spin-off and restructuring activities, mainly professional and service fees and staff reduction costs, adjusted noninterest expense was $201.9 million in 2018, down 0.24% compared to $202.4 million in 2017.

•
Return on average assets (“ROA”) and return on average equity (“ROE”) increased to 0.55% and 6.29% in 2018, respectively, from 0.51% and 5.62% from the prior year. ROA and ROE excluding expenses for the Spin-off in 2018 and 2017 and restructuring activities in 2018, and excluding the 2017 gain on sale of our New York City office, increased to 0.69% and 7.95%, respectively, from the 2017 adjusted ROA and ROE of 0.57% and 6.32%, respectively.

•
The Company’s efficiency ratio increased to 78.77% in 2018, compared to 73.84% in 2017 due to higher noninterest expenses mainly as a result of the Spin-off. On an adjusted basis, the efficiency ratio improved to 73.99% in 2018 compared to 74.76% in 2017.

•	Capital ratios remained above regulatory minimums to be considered “well capitalized”, and continue to support our growth and strategic plans.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017 and 2016
Net income
The table below sets forth certain results of operations data for the years ended December 31, 2018, 2017 and 2016:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net interest income	$219,039	$209,710	$191,933	$9,329	4.45%	$17,777	9.26%
Provision for (reversal of) loan losses	375	(3,490)	22,110	3,865	(110.74)%	(25,600)	(115.78)%
Net interest income after provision for loan losses	218,664	213,200	169,823	5,464	2.56%	43,377	25.54%
Noninterest income	53,875	71,485	62,270	(17,610)	(24.63)%	9,215	14.80%
Noninterest expense	214,973	207,636	198,303	7,337	3.53%	9,333	4.71%
Net income before income tax	57,566	77,049	33,790	(19,483)	(25.29)%	43,259	128.02%
Income tax	(11,733)	(33,992)	(10,211)	22,259	(65.48)%	(23,781)	232.90%
Net income	$45,833	$43,057	$23,579	$2,776	6.45%	$19,478	82.61%
Basic and diluted earnings per share(1)	$1.08	$1.01	$0.55	$0.07		$0.46
__________________

(1)
We had no outstanding dilutive instruments issued as of December 31, 2018 and 2017. Consequently, the basic and diluted earnings per share are equal in each of the periods presented. As of December 31, 2018, 736,839 unvested shares of restricted stock were excluded from the diluted earnings per share computation because when these share awards are multiplied by the average market price per share at that date, more shares would have been issued than restricted shares awarded. Therefore, such awards would have an anti-dilutive effect. As of December 31, 2017 and 2016, the Company had no other outstanding or potentially dilutive instruments.

2018 compared to 2017
Net income of $45.8 million and $1.08 earnings per share in 2018 increased $2.8 million, or 6.45% from net income of $43.1 million and $1.01 earnings per share reported in 2017.
The increase in net income is mainly attributable to: (i) lower income tax expense attributable to the lower corporate federal income tax rate in 2018 compared to 2017 resulting from the 2017 Tax Act, and (ii) higher net interest income. These results were partially offset by (i) lower noninterest income, (ii) higher noninterest expense, and (iii) a provision for loan losses in 2018 compared to a reversal of provision for loan losses in 2017.
The 2017 Tax Act signed into law on December 22, 2017 reduced the federal corporate income tax rate from 35% to 21%. The effect of a lower rate in 2018 compared to 2017 was partially offset by higher taxable income resulting from the improved operating performance during the year. In addition, in 2017 we reduced net deferred tax assets, or DTAs, and recorded approximately $9.6 million in additional tax expense resulting from the reduction in federal corporate income tax rates under the 2017 Tax Act.

Net interest income improved from $209.7 million in 2017 to $219.0 million in 2018, an increase of $9.3 million or 4.45%, mainly as a result of higher average yields and a changing mix of interest-earning assets, partially offset by higher average interest-bearing liabilities volumes and rates paid.
Noninterest income decreased $17.6 million in 2018, or 24.63% compared to 2017, mainly as a result of a one-time net gain of $10.5 million on the sale of the Bank’s New York building in 2017 and lower income from brokerage, advisory and fiduciary activities during 2018.
Noninterest expense increased $7.3 million in 2018, or 3.53% compared to 2017, mainly as result of higher salary and employee benefit costs, professional and other services fees and telecommunications and data processing expenses. Noninterest expense includes $6.7 million of Spin-off expenses in 2018 compared to $5.2 million in 2017, and restructuring costs for a total of $6.4 million incurred in 2018 for actions designed to implement the Company’s strategy as a new independent company.
The Company added provisions of $0.4 million to the allowance for loan losses in 2018, compared to a reversal from the allowance of $3.5 million in 2017. This increase was mainly driven by additional provisions associated with one CRE loan that was a TDR, which deteriorated in 2018. This CRE loan was ultimately sold in 2018. The 86.63% decline in Corporate LATAM loans permitted the reversal of $3.8 million of provisions for loan losses in that segment. Credit quality improved in all but our Personal and Commercial segment, where a domestic commercial loan was placed in nonaccrual in 2018.
Adjusted net income in 2018 was $57.9 million, or $1.36 per basic and diluted share, which is 19.30% higher than in 2017. In 2018, adjusted net income excludes Spin-off expenses for a total of $6.7 million and restructuring costs for a total of $6.4 million. In 2017, adjusted net income excludes the one-time net gain of $10.5 million on the sale of the Bank’s New York building, a $9.6 million expense resulting from the remeasurement of net DTAs from the reduction in the federal corporate income tax rates under the 2017 Tax Act, and $5.2 million of total Spin-off costs.
2017 compared to 2016
Net income of $43.1 million and $1.01 basic and diluted earnings per share for the year 2017 represents an improvement of $19.5 million, or 82.61%, from net income of $23.6 million and $0.55 basic and diluted earnings per share reported in 2016. We attribute this increase primarily to improved credit quality across all loan classes, the improved interest rate environment and higher loan volumes. There were other non-recurrent items that also impacted results in 2017 with respect to 2016, as further discussed below.
Net interest income improved from $191.9 million in 2016 to $209.7 million in 2017, an increase of $17.8 million, or 9.26%, primarily due to higher average interest-earnings asset volumes and yields, partially offset by higher average interest-bearing liability volumes and yields.
As a result of improved credit trends across all our loan portfolios, there was a reversal of allowance for loan losses of $3.5 million in 2017, which compared to a provision to the allowance of $22.1 million recorded in 2016, contributing $25.6 million to the increase in net income in 2017 with respect to 2016. There were also improvements in our noninterest income, which increased by $9.2 million in 2017, or 14.80%, over 2016, including a one-time gain of $10.5 million on the sale of the Bank’s building in New York City.

These positive results were partially offset by an increase in noninterest expense of $9.3 million, or 4.71%, primarily attributable to the costs of professional services incurred in connection with the Spin-off and higher salary and employee benefit costs, which reflects our growing domestic business and investments in operational enhancements. In addition, we remeasured net DTAs and recorded approximately $9.6 million in additional tax expense resulting from the reduction in federal corporate income tax rates under the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%. This reduction in the tax rate benefited us in 2018 and we believe it will benefit us in later years.
Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2018, 2017 and 2016. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2018			2017			2016
(in thousands, except percentages)	Average Balances	Income/ Expense (2)(3)	Yield/ Rates	Average Balances	Income/ Expense (2)(3)	Yield/ Rates	Average Balances	Income/ Expense (2)(3)	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,930,615	$257,611	4.34%	$5,849,117	$223,765	3.83%	$5,363,732	$188,526	3.51%
Securities available for sale	1,644,947	43,284	2.63%	1,871,377	44,162	2.36%	2,155,589	46,962	2.18%
Securities held to maturity	87,931	1,580	1.80%	24,813	582	2.35%	—	—	—%
Federal Reserve Bank and FHLB stock	71,447	4,343	6.08%	61,100	3,169	5.19%	50,191	2,533	5.05%
Deposits with banks	141,021	2,540	1.80%	153,370	1,642	1.07%	165,072	806	0.49%
Total interest-earning assets	7,875,961	309,358	3.93%	7,959,777	273,320	3.43%	7,734,584	238,827	3.09%
Total non-interest-earning assets less allowance for loan losses	497,148			527,508			461,939
Total assets	$8,373,109			$8,487,285			$8,196,523

	Years Ended December 31,
	2018			2017			2016
(in thousands, except percentages)	Average Balances	Income/ Expense (2)(3)	Yield/ Rates	Average Balances	Income/ Expense (2)(3)	Yield/ Rates	Average Balances	Income/ Expense (2)(3)	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing demand	$1,397,783	$657	0.05%	$1,627,546	$394	0.02%	$1,811,316	$653	0.04%
Money market	1,215,635	12,840	1.06%	1,312,252	8,780	0.67%	1,390,574	8,187	0.59%
Savings	422,672	71	0.02%	474,569	76	0.02%	511,576	119	0.02%
Total checking and saving accounts	3,036,090	13,568	0.45%	3,414,367	9,250	0.27%	3,713,466	8,959	0.24%
Time deposits	2,366,423	42,189	1.78%	2,031,970	26,787	1.32%	1,638,051	16,576	1.01%
Total deposits	5,402,513	55,757	1.03%	5,446,337	36,037	0.66%	5,351,517	25,535	0.48%
Securities sold under agreements to repurchase	271	6	2.21%	36,447	1,882	5.16%	63,515	3,259	5.13%
Advances from the FHLB and other borrowings (4)	1,200,701	26,470	2.20%	968,187	18,235	1.88%	712,374	10,971	1.54%
Junior subordinated debentures	118,110	8,086	6.85%	118,110	7,456	6.31%	118,110	7,129	6.04%
Total interest-bearing liabilities	6,721,595	90,319	1.34%	6,569,081	63,610	0.97%	6,245,516	46,894	0.75%
Total non-interest-bearing liabilities	923,339			1,152,121			1,233,280
Total liabilities	7,644,934			7,721,202			7,478,796
Stockholders' equity	728,175			766,083			717,727
Total liabilities and stockholders' equity	$8,373,109			$8,487,285			$8,196,523
Excess of average interest-earning assets over average interest-bearing liabilities	$1,154,366			$1,390,696			$1,489,068
Net interest income		$219,039			$209,710			$191,933
Net interest rate spread			2.59%			2.46%			2.34%
Net interest margin (5)			2.78%			2.63%			2.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.17%			121.17%			123.84%

__________________

(1)
Average non-performing loans of $30.8 million, $46.1 million and $63.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in the average loan portfolio, net balance.

(2)
Includes nontaxable securities with average balances of $172.3 million, $163.9 million and $136.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The tax equivalent yield for these nontaxable securities was 4.11%, 3.86% and 3.66% for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79. In 2017 and 2016, the tax equivalent yields were calculated by assuming a 35% tax rate and dividing the actual yields by 0.65.

(3)
Includes nontaxable securities with average balances of $87.8 million and $24.6 million for the years ended December 31, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities was 2.28% and 3.61% for the years ended December 31, 2018 and 2017, respectively. In 2018, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79. In 2017, the tax equivalent yield was calculated assuming a 35% tax rate and dividing the actual yield by 0.65.

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

Interest Rates and Operating Interest Differential
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. In this table, we present for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of assets and liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); and (iii) change in both volume and rate which is allocated to rate. See “Risk Factors— Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.”

	Increase (Decrease) in Net Interest Income
	2018 vs 2017			2017 vs 2016
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$3,121	$30,725	$33,846	$17,037	$18,202	$35,239
Securities available for sale	(5,344)	4,466	(878)	(6,196)	3,396	(2,800)
Securities held to maturity	1,483	(485)	998	582	—	582
Federal Reserve Bank and Federal Home Loan Bank stock	537	637	1,174	551	85	636
Deposits with banks	(132)	1,030	898	(57)	893	836
Total interest-earning assets	$(335)	$36,373	$36,038	$11,917	$22,576	$34,493
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$(46)	$309	$263	$(74)	$(185)	$(259)
Money market	(647)	4,707	4,060	(462)	1,055	593
Savings	(10)	5	(5)	(7)	(36)	(43)
Total checking and saving accounts	(703)	5,021	4,318	(543)	834	291
Time deposits	4,415	10,987	15,402	3,979	6,232	10,211
Total deposits	3,712	16,008	19,720	3,436	7,066	10,502
Securities sold under repurchase agreements	(1,867)	(9)	(1,876)	(1,389)	12	(1,377)
Advances from the FHLB	4,371	3,864	8,235	3,940	3,324	7,264
Junior subordinated debentures	—	630	630	—	327	327
Total interest-bearing liabilities	$6,216	$20,493	$26,709	$5,987	$10,729	$16,716
Increase (decrease) in net interest income	$(6,551)	$15,880	$9,329	$5,930	$11,847	$17,777

In 2018, the Company continued the strategy of rebalancing the mix of its interest-earning assets. This resulted in an increase in interest income on the loan portfolio mainly driven by growth in the real estate loans portfolio and higher average rates, partially offset by lower interest income from securities available for sale mainly due to lower average balances. In 2018, the Company continued offering competitive deposit products, particularly retail time deposits, in anticipation of higher market interest rates. This resulted in higher interest expense mostly due to higher average time deposit balances and rates and higher average rates on checking and saving accounts. The Company had higher average volume of advances from the FHLB, which contributed to higher interest expense in 2018. See discussion on net interest income below for further details.
In 2017, the decrease in securities available for sale was attributable to an asset mix rebalance where the reduction of investments was used to fund new loan production. In addition, checking and savings accounts decreased due to migration to time deposit products, foreign depositors’ increased usage of their U.S. Dollar denominated deposit balances for day-to-day expenses, and the Company’s decision to close certain foreign accounts. Venezuelans are increasingly required to use U.S. Dollars to purchase goods and services in Venezuela. These factors also reduced our concentration of large depositors. Increases in interest rates in these years caused our total interest expenses on these deposits to increase. The volumes of and rates paid on time deposits, including brokered certificates of deposits, also increased. See discussion on net interest income below for further details.
Net interest income
2018 compared to 2017
In 2018, we earned $219.0 million of net interest income, an increase of $9.3 million, or 4.45%, from $209.7 million of net interest income earned in 2017. The increase in net interest income was due primarily to a 50 basis point improvement in the average yield on interest-earning assets, partially offset by a 1.05% decrease in the average balance of interest-earning assets. In addition, the 2.32% increase in average interest-bearing liabilities was accompanied by a 37 basis point increase in average rates paid. Net interest margin improved 15 basis points from 2.63% in 2017 to 2.78% in 2018.
Interest Income. Total interest income was $309.4 million in 2018 compared to $273.3 million in 2017. The $36.0 million, or 13.19%, increase in total interest income was primarily due to higher average balances in loans and securities held to maturity, as well as higher average yields earned on interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities during the year ended December 31, 2018 with respect to 2017, in part due to redeployment of proceeds from such securities into loans.
Interest income on loans in the year ended December 31, 2018 was $257.6 million compared to $223.8 million in 2017. The $33.8 million, or 15.13%, increase was primarily due to a 51 basis points increase in average yields and a 1.39% increase in the average balance of loans in the year ended December 31, 2018 over 2017, mainly the result of growth in the real estate loan portfolio. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio decreased $0.9 million, or 1.99%, to $43.3 million in 2018 compared to $44.2 million in 2017. This decrease was primarily attributable to a decline of 12.10% in the average volume of securities available for sale driven by our strategy of reducing lower-yielding assets and increasing average loan balances. Higher yields on securities available for sale, which increased an average of 27 basis points in 2018 compared to the same period in 2017, partially offset the lower average amount of such securities held during the period.
Interest Expense. Interest expense on interest-bearing liabilities increased $26.7 million, or 41.99%, to $90.3 million in 2018 compared to $63.6 million in 2017, primarily due to higher average time deposits and advances from the FHLB, and higher average interest rates, generally, partially offset by lower average total checking and saving account balances and securities sold under repurchase agreements.

Interest expense on deposits increased to $55.8 million in the year ended December 31, 2018 compared to $36.0 million for the comparable period of 2017. The $19.7 million, or 54.72%, increase was primarily due to a 37 basis point increase in the average rate paid on total deposits and a 16.46% increase in average time deposit balances, partially offset by lower average total interest bearing checking and saving account balances which decreased 11.08%. The increase of $334.5 million, or 16.46%, in average total time deposit balances resulted primarily from our promotions seeking longer-duration time deposits, in anticipation of higher interest rates in the future. The decrease of $378.3 million, or 11.08%, in average total interest bearing checking and saving account balances is primarily the result of a decline of $550.2 million, or 17.59%, in the average balance of international accounts, partially offset by higher average domestic deposits. The decline in average international deposits includes $250.7 million, or 38.57%, in commercial accounts and $299.4 million, or 12.09%, in personal accounts. The decline in the average commercial deposit accounts resulted primarily from the closure of certain Venezuelan customer deposit accounts exceeding the Company’s risk thresholds. The Company believes the decline in the personal accounts average is primarily due to our Venezuelan customers’ spending their U.S. dollar savings. Additionally, in 2018 and 2017, the Bank selectively closed accounts held by Venezuelan and other international customers with approximately $272 million of deposits to reduce its compliance costs and risks. See discussion on deposits further below.
Interest expense on FHLB advances and other borrowings increased $8.2 million, or 45.16%, in 2018 compared to 2017. This is the result of an increase of 24.02% in the average balances along with an increase of 32 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 1.50% to 3.86%, and variable interest rates based on 3-month LIBOR, which increased to 2.82% at December 31, 2018 from 2.40% at December 31, 2017. At December 31, 2018, $886.0 million (75.99%) of FHLB advances were fixed rate and $280.0 million (24.01%) were variable rate. In prior years, the Company had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. Beginning in February 2019, the Company terminated the interest rate swaps designated as cash flow hedges. The Company will recognize the resulting cumulative net unrealized gains aggregating $8.9 million in earnings over the remaining original life of the terminated interest rate swaps.
2017 compared to 2016
In the year ended December 31, 2017, we generated $209.7 million of net interest income, which was an increase of $17.8 million, or 9.26%, from the $191.9 million of net interest income in the year ended December 31, 2016. The increase in net interest income was due primarily to an increase of 2.91% in the average balance of interest-earning assets, coupled with a 34 basis point improvement in the average yield on interest-earning assets. For the years ended December 31, 2017 and 2016, our reported NIM was 2.63% and 2.48%, respectively, an improvement of 15 basis points.
Interest Income. Total interest income was $273.3 million for the year ended December 31, 2017 compared to $238.8 million for the comparable period of 2016. The $34.5 million, or 14.4%, increase in total interest income was primarily due to higher average balances of loans and securities held to maturity, as well as higher average yields earned on those interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities for the year ended December 31, 2017 compared to the same period of 2016, in part due to redeployment of those proceeds from such securities into loans.
Interest income on loans for the year ended December 31, 2017 was $223.8 million compared to $188.5 million for the comparable period of 2016. The $35.2 million, or 18.69%, increase was primarily due to a 32 basis point increase in average yield on loans and a 9.05% increase in the average balance of loans for the year ended December 31, 2017 compared to the same period in 2016, mainly the result of growth in the real estate loan portfolio. See “—Average Balance Sheet, Interest and Yield/Rates Analysis” for detailed information.

Interest income from our available for sale securities portfolio decreased $1.6 million, or 3.20%, to $47.8 million in the year ended December 31, 2017 compared to $49.5 million in the comparable period of 2016. This decrease was primarily attributable to a decline of 13.18% in the average volume of securities available for sale. Higher yields on securities available for sale, which increased an average of 18 basis points in 2017 as compared to 2016 offset the lower amount of securities held during the period.
 Interest Expense. Interest expense on interest-bearing liabilities increased $16.7 million, or 35.65%, to $63.6 million for the year ended December 31, 2017 as compared to $46.9 million in the comparable period of 2016, primarily due to higher average time deposits and FHLB advances, and higher average interest rates, generally, partially offset by the maturity in 2017 of all outstanding securities sold under agreements to repurchase at the close of 2016.
Interest expense on deposits increased to $36.0 million for the year ended December 31, 2017 as compared to $25.5 million for the comparable period of 2016. The $10.5 million, or 41.13%, increase was primarily due to an 18 basis point increase in the average rate paid, combined with the average balance of deposits increasing 1.77%. The increase in the average balance of deposits resulted primarily from increases in time deposits from domestic customers, partially offset by decreases in lower-cost demand, money market and saving deposits, principally from our foreign customers, as Retail customers, especially in the U.S., were attracted to higher interest rates available on time deposit products. The increase in the average interest rate paid was primarily due to the impact of higher market interest rates on time deposits and increases in time deposits that replaced transaction deposits from foreign customers and, to a lesser extent, competitive pricing paid on money market accounts.
Interest expense on advances from the FHLB increased $7.3 million, or 66.21%, in 2017 compared to 2016. This increase is the result of an increase of 35.91% in the average balance outstanding of advances, which contributed $3.9 million of the increase, along with an increase of 34 basis points in the average rate paid on those advances, which contributed $3.3 million of the increase.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance at the beginning of the period	$72,000	$81,751	$77,043	$65,385	$60,468
Charge-offs
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$(5,839)	$(97)	$(94)	$—	$(602)
Multi-family residential	—	—	—	(197)	(116)
Land development and construction loans	—	—	—	—	(218)
	(5,839)	(97)	(94)	(197)	(936)
Single-family residential	(27)	(130)	(195)	(157)	(287)
Owner occupied	—	(25)	(24)	(98)	(988)
	(5,866)	(252)	(313)	(452)	(2,211)
Commercial	(3,662)	(1,907)	(1,305)	(1,515)	(4,953)
Consumer and others	(167)	(341)	(196)	(4)	(95)
	(9,695)	(2,500)	(1,814)	(1,971)	(7,259)

International Loans (1):
Commercial	(1,473)	(6,166)	(19,610)	(73)	—
Consumer and others	(1,392)	(757)	(1,186)	(300)	(281)
	(2,865)	(6,923)	(20,796)	(373)	(281)
Total Charge-offs	$(12,560)	$(9,423)	$(22,610)	$(2,344)	$(7,540)

	Years Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Recoveries
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$39	$717	$2,639	$56	$587
Multi-family residential	—	—	1	148	103
Land development and construction loans	173	178	1,267	595	589
	212	895	3,907	799	1,279
Single-family residential	176	1,205	105	252	403
Owner occupied	891	445	32	560	723
	1,279	2,545	4,044	1,611	2,405
Commercial	435	221	84	1,064	1,914
Consumer and others	46	2	11	6	—
	1,760	2,768	4,139	2,681	4,319

International Loans (1):
Real Estate
Single-family residential	$4	$10	$21	$98	$150
Commercial	41	297	1,000	—	—
Consumer and others	142	87	48	3	17
	187	394	1,069	101	167
Total Recoveries	$1,947	$3,162	$5,208	$2,782	$4,486

Net (charge-offs) recoveries	(10,613)	(6,261)	(17,402)	438	(3,054)
Provision for (reversal of) loan losses	375	(3,490)	22,110	11,220	7,971
Balance at the end of the period	$61,762	$72,000	$81,751	$77,043	$65,385
______________
(1) Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international loan charge-offs by country for each of the periods presented.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Commercial loans:
Brazil	$1,473	$6,027	$—
Colombia	—	—	19,512
Venezuela	—	137	97
Other Countries with less than $1,000	—	2	—
	1,473	6,166	19,609
Consumer loans and overdrafts:
Venezuela	1,392	757	1,186
	1,392	757	1,186
Total international charge offs	$2,865	$6,923	$20,795
2018 compared to 2017
During 2018, charge-offs increased to $12.6 million, compared to $9.4 million in 2017. The increase during 2018 is primarily attributed to a $5.8 million charge-off related to one CRE loan that was a TDR, $2.3 million of charge-offs related to three domestic C&I loans in the retail, wholesale and telecommunications industries, and a $0.6 million increase related to credit card charge-offs. These increases were partially offset by a decrease in commercial international charge-offs. Additionally, recoveries decreased to $1.9 million in 2018, compared to $3.2 million during 2017, mainly attributable to a $1.0 million recovery related to a single-family residential real estate loan and a $0.6 million recovery of a commercial real estate loan in 2017. As a result, the ratio of net charge-offs/recoveries over the average total loan portfolio during 2018 increased 7 basis points, to a net charge-offs ratio of 0.18% in 2018 from 0.11% in in 2017.

We added $0.4 million of provision for loan losses during 2018. This compares to a $3.5 million reversal from the allowance for loan losses during 2017. The increase of $3.9 million during 2018 compared to 2017 is mainly the result of additional reserves in connection with the aforementioned CRE and C&I loan charge offs. These increases were partially offset by positive loan loss factor adjustments resulting from improving trends in our C&I and CRE loans which reduced our loan loss reserve requirements. Also, during 2017, additional provisions were mostly attributed to a qualitative assessment of the effect of hurricanes Harvey and Irma on the Company’s loans to borrowers or on projects in South Florida and the Houston area.
2017 compared to 2016
In 2017, charge-offs declined to $9.4 million from $22.6 million in 2016. Charge-offs in 2017 primarily included $6.0 million charge-offs related to a loan to a Latin American primary products company, and $0.8 million of credit card charge-offs. The remaining $2.5 million of charge-offs were due to domestic loans. As a result, the ratio of net charge-offs over the average total loan portfolio in 2017 improved to 0.11%, 21 basis points lower than in 2016.
We reversed $3.5 million from the allowance for loan losses in 2017, a favorable difference of $25.6 million versus the provision recorded in 2016. This reversal was primarily the result of continued improvements in the economic conditions in the U.S. domestic markets where we do business, the resulting positive impact those conditions have in credit quality across all major loan portfolios we originate, along with our continued reduction in exposure to Latin American loans.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2018		2017		2016		2018 over 2017		2017 over 2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$17,753	32.95%	$19,560	27.36%	$20,928	33.61%	$(1,807)	(9.24)%	$(1,368)	(6.54)%
Brokerage, advisory and fiduciary activities	16,849	31.27%	20,626	28.85%	20,282	32.57%	(3,777)	(18.31)%	344	1.70%
Change in cash surrender value of bank owned life insurance(1)	5,824	10.81%	5,458	7.64%	4,422	7.10%	366	6.71%	1,036	23.43%
Cards and trade finance servicing fees	4,424	8.21%	4,589	6.42%	4,250	6.83%	(165)	(3.60)%	339	7.98%
Data processing, rental income and fees for other services to related parties	2,517	4.67%	3,593	5.03%	4,409	7.08%	(1,076)	(29.95)%	(816)	(18.51)%
Gain on early extinguishment of FHLB advances	882	1.64%	—	—%	—	—%	882	N/M	—	—%
Securities (losses) gains, net	(999)	(1.85)%	(1,601)	(2.24)%	1,031	1.66%	602	(37.60)%	(2,632)	(255.29)%
Other noninterest income (2)	6,625	12.30%	19,260	26.94%	6,948	11.15%	(12,635)	(65.60)%	12,312	177.20%
	$53,875	100.00%	$71,485	100.00%	$62,270	100.00%	$(17,610)	(24.63)%	$9,215	14.80%
__________________

(1)	Changes in cash surrender value are not taxable.

(2)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, net gains on the disposition of bank properties, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M	Not meaningful

2018 compared to 2017
Total noninterest income decreased $17.6 million, or 24.63%, in 2018 compared to 2017. This change is mainly attributed to a one-time gain of $10.5 million in 2017 related to the sale of the Bank’s building in New York City. In addition, there was a decrease of $3.8 million in brokerage, advisory and fiduciary activities as a result of lower volumes of customer trading activities and related fees. Deposits and service fees decreased $1.8 million primarily due to lower wire transfer activity and related fees. Also, during 2018, income on derivative and foreign currency exchange transactions with customers declined $1.4 million mainly driven by a decrease in the volume of international customer deposit transactions and related foreign currency exchange fees, and decline in fees on derivative transactions with customers.
Partially offsetting these results, there were lower net losses on the sale of investment securities during 2018 compared to 2017 as a result of a lower volume of sales of securities available for sale during 2018 compared to 2017. Also, we received $0.9 million in compensation as a result of the early termination of certain advances from the FHLB during 2018.

2017 compared to 2016
Noninterest income increased $9.2 million, or 14.80%, in 2017 compared to 2016. In August 2017, the Bank sold its New York City building and later relocated its New York City based LPO to a new leased space. The LPO’s new offices are located two blocks from the Bank’s former location and are expected to increase the efficiency of our New York City operation. As a result of this sale in 2017, the Bank realized a one-time gain of $10.5 million recorded as other noninterest income. Other positive factors leading to the improvement in noninterest income in 2017 with respect to 2016 included an increase of $1.0 million, or 23.43%, in the cash surrender value of BOLI policies, and increases in brokerage, advisory and fiduciary activities, as well as in debit and credit cards fees.
Offsetting these positive trends in noninterest income was a decline of $1.4 million, 6.54%, in deposit and service fees, and net gains/losses on securities which decreased to a net loss of $1.6 million, compared to a net gain of $1.0 million in 2016. This resulted from the execution of a strategy to mitigate the potential negative impact on yields and fair values of certain securities, which were previously held as available for sale, from expected future increases in market interest rates. There was also a decline of $0.8 million, or 18.51%, in income from services provided to related parties, as a result of a periodic review of the services and associated costs related to our service arrangements with non-U.S. affiliates of the MSF group.
Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2018		2017		2016		2018 vs 2017		2017 vs 2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits	$141,801	65.96%	$131,800	63.48%	$129,681	65.40%	$10,001	7.59%	$2,119	1.63%
Professional and other services fees	19,119	8.89%	16,399	7.90%	11,937	6.02%	2,720	16.59%	4,462	37.80%
Occupancy and equipment	16,531	7.69%	17,381	8.37%	18,368	9.26%	(850)	(4.89)%	(987)	(5.37)%
Telecommunications and data processing	12,399	5.77%	9,825	4.73%	8,392	4.23%	2,574	26.20%	1,433	17.08%
Depreciation and amortization	8,543	3.97%	9,040	4.35%	9,130	4.60%	(497)	(5.50)%	(90)	(0.99)%
FDIC assessments and insurance	6,215	2.89%	7,624	3.67%	7,131	3.60%	(1,409)	(18.48)%	493	6.91%
Other operating expenses (1)	10,365	4.83%	15,567	7.50%	13,664	6.89%	(5,202)	(33.42)%	1,903	13.93%
	$214,973	100.00%	$207,636	100.00%	$198,303	100.00%	$7,337	3.53%	$9,333	4.71%
____________
(1) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan.

2018 compared to 2017
Noninterest expense increased $7.3 million, or 3.53%, in 2018 compared to 2017, primarily as a result of higher salary, employee benefits and professional fees related to the Spin-off and becoming a public company, along with higher telecommunications and data processing expenses. These increases were partially offset by decreases in FDIC insurance assessments, depreciation and amortization expenses, occupancy and equipment-related costs, and other operating expenses, including lower than anticipated rebranding expenses.

The increase in salaries and employment benefits of $10.0 million, or 7.59%, in 2018 compared to 2017, reflects annual salary increases stemming from inflation and performance adjustments, and higher insurance benefit expenses, $4.7 million in connection with our voluntary early retirement and involuntary severance staff reduction expenses as part of our various restructuring activities in 2018, and $1.2 million compensation paid during the period to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan. Our full time equivalent employees, or FTEs, were 911 at December 31, 2018, down 33 FTEs from 944 at the close of 2017.
The increase of $2.7 million, or 16.59%, in professional and other services fees during 2018 compared to 2017 was mainly the result of $1.3 million of legal and strategy advisory costs associated with our restructuring activities during 2018. In 2018, there was an increase of $0.5 million in the provision for legal, accounting and consulting fees associated with the Spin-off and becoming a public company compared to 2017. In addition, the increase in professional fees during 2018 reflects higher expenses as a result of incremental accounting, tax and consulting services and related expenses in connection with our registration with the SEC, and new ongoing reporting and compliance requirements as a new public company. The Company expects to incur higher professional expenses as a standalone public company, including additional costs associated with our restructuring activities, but does not expect further material professional expenses related to one-time Spin-off activities after 2018.
Telecommunications and data processing expenses increased $2.6 million, or 26.20%, in 2018 compared to 2017 mainly driven by data processing expenses associated with the introduction in 2017 of Mercantil TreasuryConnect, a new business online banking system designed to improve our customers’ ability to manage their business finances more efficiently and securely, and data processing expenses associated with the implementation of a new loan underwriting system and information security monitoring tools. During 2018, certain software expenses that in the previous period had been classified as “occupancy and equipment,” were classified as “telecommunication and data processing” to better reflect the nature and purposes of these expenses. These changes are associated with our ongoing efforts to streamline our processes to increase efficiency, including rationalization and consolidation of our computer applications and programs, deployment of better technology and further automation of operating processes.
Other operating expenses decreased $5.2 million, or 33.42%, during 2018 compared to 2017, mainly due to a reversal of provisions for possible losses on credit commitments of $1.0 million in 2018, compared to an addition to provisions for losses on credit commitments of $0.2 million in 2017. The change in provisions is primarily attributed to improvements in quantitative and qualitative loan loss factors with respect to credit commitments in the loan portfolio segments of domestic commercial real estate and domestic commercial loans during the period.
2017 compared to 2016
Noninterest expense increased $9.3 million, or 4.71%, in 2017 primarily as a result of higher professional fees, along with higher salary and employment benefits and other expenses. These increases were partially offset by a 5.37% reduction in occupancy and equipment-related costs mainly associated with ongoing efforts to improve our banking center network, along with physical and technology improvements to our customer service and support operations.
Professional and other services fees increased $4.5 million, or 37.38%, in 2017 primarily due to accrued external legal and consulting fees associated with the Spin-off. We expect additional professional fees in 2018 in connection with this transaction.
The increase in salaries and employment benefits of $2.1 million, or 1.63%, mainly reflects annual salary increases, partially offset by the expenses accrued for in 2016 associated with early retirement buyout packages with certain employees, and lower headcount at the end of 2017 compared to the previous year, as a result of the Bank’s ongoing efforts to operate more efficiently.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except effective tax rates and percentages)	Years Ended December 31,			Change
	2018	2017	2016	2018 vs 2017		2017 vs 2016
Current tax expense:
Federal	$7,297	$19,194	$10,981	$(11,897)	(56.60)%	$8,213	74.79%
State	1,964	1,763	844	201	(47.08)%	919	108.89%
	9,261	20,957	11,825	(11,696)	(55.80)%	9,132	77.23%
Impact of lower rate under the 2017 Tax Act:
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	8,470	—	(8,470)	(100.00)%	8,470	100.00%
Remeasurement of net deferred tax asset corresponding to items in AOCI	—	1,094	—	(1,094)	(100.00)%	1,094	100.00%
Deferred tax expense (benefit)	2,472	3,471	(1,614)	(999)	(28.84)%	5,085	(315.06)%
Income tax expense	$11,733	$33,992	$10,211	$(22,259)	(65.48)%	$23,781	232.90%
Effective income tax rate	20.38%	44.12%	30.22%	(23.74)%	(53.81)%	13.90%	45.90%
2018 compared to 2017
We recorded income tax expense of $11.7 million in 2018, $22.3 million lower than the amount recorded in 2017. This decrease in tax expense in 2018 reflects the lower corporate federal income tax rate under the 2017 Tax Act which, beginning January 1, 2018, decreased the corporate federal income tax rate from 35% to 21%.
The lower current tax expense in 2018 compared to 2017 includes higher taxable income in 2018 which partially offset the lower corporate federal income tax rate in 2018. Higher taxable income in 2018 compared to 2017 was primarily the result of the improved operating performance during the year. In addition, in 2017 we reduced net DTAs and recorded approximately $9.6 million in additional tax expense resulting from the reduction in federal corporate income tax rates under the 2017 Tax Act.
The decrease in the effective tax rate in 2018 from 44.12% in 2017 to 20.38% in 2018 is primarily the result of the lower statutory corporate federal income tax rate and the additional tax effect of the remeasurement of the net DTA in 2017 as a result of the 2017 Tax Act’s lower tax rates. Partially offsetting this decrease in the effective income tax rate was an increase in nondeductible Spin-off costs in 2018 compared to 2017. Nondeductible Spin-off costs in 2018 totaled $8.2 million in 2018, compared to none in 2017.

2017 compared to 2016
We recorded income tax expense of $34.0 million in 2017, $23.8 million higher than the amount recorded in 2016. This increase is the result of higher taxable income during the year, the impact of the 2017 Tax Act, and a deferred tax expense in 2017 compared to a deferred tax benefit in 2016.
The increase in current tax expense during the year resulted from higher taxable income from operations, partially offset by higher tax benefits associated with differences between the tax basis of certain assets and liabilities and their corresponding book basis compared to 2016. These differences in tax basis primarily include the provision for loan losses, net unrealized losses in other comprehensive income, deferred executive compensation, dividend income, goodwill and depreciation and amortization of properties and equipment.
In 2017, we wrote-off a total of $9.6 million of net DTAs resulting from the reduction in federal corporate income tax rates under the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate to 21%, which was effective as of January 1, 2018, compared to 35% in prior periods. The write-off included $1.1 million of net DTAs associated with accumulated unrealized losses on securities available for sale and other items, which are recorded as accumulated other comprehensive income, or AOCI, in shareholder’s equity. GAAP at the close of 2017 required the write-off associated with those items to be recorded against results of operations of 2017, as opposed to accumulated other comprehensive income. In February 2018, GAAP was amended and enabled companies to retrospectively reclassify the impact of these items from AOCI into retained earnings. We adopted this guidance effective in 2017 as permitted by the transition guidance.
The increase in the effective rate in 2017 from 30.22% in 2016 to 44.12% in 2017 is primarily due to the write-off of net DTAs as a result of the 2017 Tax Act, partially offset by an increase of non-taxable income related to our investments in tax-exempt municipal bonds, as well as an increase in nontaxable income from the change in the cash surrender value of BOLI policies during the year.

Segment Information
The following tables summarize certain financial information for our reportable segments as of and for the periods indicated.

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
For the Year Ended December 31, 2018
Income Statement:
Net interest income	$196,008	$5,308	$4,527	$13,196	$219,039
Provision for (reversal of) loan losses	1,303	(3,783)	(212)	3,067	375
Net interest income after provision for (reversal of) loan losses	194,705	9,091	4,739	10,129	218,664
Noninterest income	22,556	365	8,400	22,554	53,875
Noninterest expense (4)	160,491	4,035	11,438	39,009	214,973
Net income (loss) before income tax:
Banking	56,770	5,421	1,701	(6,326)	57,566
Non-banking contribution(1)	2,552	13	—	(2,565)	—
	59,322	5,434	1,701	(8,891)	57,566
Income tax (expense) benefit	(12,243)	(1,122)	1,546	86	(11,733)
Net income (loss)	$47,079	$4,312	$3,247	$(8,805)	$45,833
As of December 31, 2018
Loans, net(2)	$5,845,266	$69,755	$—	$(56,608)	$5,858,413
Deposits	$5,339,099	$16,293	$642,106	$35,188	$6,032,686

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
For the Year Ended December 31, 2017
Income Statement:
Net interest income	$182,872	$9,514	$6,649	$10,675	$209,710
Provision for (reversal of) loan losses	42	(3,879)	(1,547)	1,894	(3,490)
Net interest income after provision for (reversal of) loan losses	182,830	13,393	8,196	8,781	213,200
Noninterest income	26,468	509	8,920	35,588	71,485
Noninterest expense (4)	161,002	4,894	11,256	30,484	207,636
Net income before income tax:
Banking	48,296	9,008	5,860	13,885	77,049
Non-banking contribution(1)	4,788	55	—	(4,843)	—
	53,084	9,063	5,860	9,042	77,049
Income tax (expense) benefit	(18,784)	(3,207)	1,106	(13,107)	(33,992)
Net income (loss)	$34,300	$5,856	$6,966	$(4,065)	$43,057
As of December 31, 2017
Loans, net(2)(3)	$5,542,545	$521,616	$—	$(64,325)	$5,999,836
Deposits	$5,454,216	$18,670	$779,969	$70,118	$6,322,973

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
For the Year ended December 31, 2016
Income Statement:
Net interest income	$157,325	$15,302	$12,586	$6,720	$191,933
Provision for (reversal of) loan losses	5,795	13,620	(1,069)	3,764	22,110
Net interest income after provision for (reversal of) loan losses	151,530	1,682	13,655	2,956	169,823
Noninterest income	26,461	843	7,808	27,158	62,270
Noninterest expense	156,146	8,295	9,041	24,821	198,303
Net income before income tax:
Banking	21,845	(5,770)	12,422	5,293	33,790
Non-banking contribution(1)	5,136	(124)	—	(5,012)	—
	26,981	(5,894)	12,422	281	33,790
Income tax (expense) benefit	(10,068)	2,200	(1,473)	(870)	(10,211)
Net income (loss)	$16,913	$(3,694)	$10,949	$(589)	$23,579
As of December 31, 2016
Loans, net(2)	$5,163,655	$601,016	$—	$(81,661)	$5,683,010
Deposits	$5,728,228	$68,332	$691,000	$89,805	$6,577,365
_____________

(1)	Non-banking contribution reflects allocations of the net results of Amerant Trust and Amerant Investments subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $5.6 million which are allocated to PAC.

(4)	Costs related to the Spin-off have been allocated to the Institutional reportable segment.

Personal and Commercial Banking
The PAC Banking segment represents the largest contributor to our results in terms of loan and deposit volumes and income, representing, among others, the following business units: CRE, middle market, commercial (both domestic and international), small business and personal clients, which are supported by the Bank’s banking center network and a wide array of products and services offered by the Bank. It provides a range of products to serve both domestic and international clients, including those in Latin America, and its geographic footprint is concentrated in South Florida, the greater Houston, Texas area and the New York area, through the Bank’s 15 banking centers in Miami-Dade, Broward and Palm Beach counties, eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties in the greater Houston, Texas area; and the New York City area where we have a LPO in Midtown Manhattan. In addition, PAC, in conjunction with our Treasury segment, participates in the management of syndicated and purchased accounts receivable loans. We recently opened a LPO in Dallas, Texas. We also seek deposits through our LPOs.
2018 compared to 2017
PAC reported net income of $47.1 million in 2018, which represents a 37.26% increase from $34.3 million in 2017. This increase was mainly the result of higher net interest income combined with a decrease in noninterest expenses and lower income tax expense, partially offset by higher provision for loan losses, lower noninterest income and reduced non-banking contribution from Amerant Trust and Amerant Investments attributable to PAC customers.

Net interest income increased 7.18% to $196.0 million in 2018 from $182.9 million in 2017. This increase was primarily due to a $265.1 million increase in PAC’s average loan portfolio balance and increased funds transfer pricing credit on PAC’s deposits in 2018 compared to 2017. Higher average loan portfolio balances during the period were primarily driven by increases in middle market domestic C&I and CRE loans.

In 2018, PAC reflected a provision for loan losses of $1.3 million compared to $42,000 in 2017. The increase was mainly the result of additional reserves allocated to one CRE loan in the Houston area. During the fourth quarter 2018, the Company partially charged off and sold this CRE loan which had been downgraded to substandard, placed in non-accrual status and modified in a TDR during the first half of 2018. Subsequently, based on the continued deterioration of the fair value of the collateral, the Company had allocated specific reserves of $3.9 million and $1.8 million in the second and third quarters of 2018, respectively. These results were partially offset by reversals from the allowance for loan losses, generally, due to overall improvements in quantitative loan loss factors and positive adjustments to qualitative loan loss factors used for domestic CRE and domestic C&I loans during the period.

Noninterest income decreased $3.9 million, or 14.78% to $22.6 million in 2018 from $26.5 million in 2017. This decrease was mainly the result of lower fee income on derivative transactions with customers, reduced deposit and service fees, and lower other operating income. The decrease in deposit and service fees was mainly driven by a lower volume of wire transfer activities and related fees. Lower other operating income resulted from no gains from the disposition of bank properties in 2018 compared to a net gain of $0.8 million in 2017 related to the sale of one banking center property in South Florida. In addition, there was a decrease in cards and trade finance servicing fees mainly driven by a lower volume of credit card activities during 2018 compared to 2017.

Non-banking contribution from Amerant Trust and Amerant Investments attributable to PAC customers decreased 46.70% to $2.6 million in 2018, from $4.8 million in 2017. The decrease is mainly the result of lower volumes of customer brokerage and advisory activities.
Although PAC reported a higher pre-tax income from operations, PAC reflected a lower income tax expense of $12.2 million in 2018 compared to an income tax expense of $18.8 million in 2017. This was directly attributed to the lower tax rate in 2018 due to the enactment of the 2017 Tax Act.
2017 compared to 2016
PAC reported net income of $34.3 million in 2017, which represents a 102.80% increase from $16.9 million in 2016. This increase was primarily attributable to higher net interest income together with lower provision for loan losses, which offset increased noninterest expense as well as lower non-banking contribution and higher income tax expenses. Non-banking contribution refers generally to the impact attributable to a segment from Amerant Trust and Amerant Investments.
Net interest income increased 16.24% to $182.9 million, from $157.3 million in 2016, primarily due to a $378.9 million, or 7.34%, expansion in PAC’s loan portfolio, as part of the continued focus on U.S. loan growth and credit quality strategies, combined with enhanced spreads as a result of an improved interest rate environment. The above growth in PAC’s loan portfolio was primarily driven by a $431.6 million, or 19.85%, increase in real estate loans to $2,605.3 million at the end of 2017 from $2,173.8 million at the end of 2016. Total real estate portfolio represented 47.01% of PAC’s loan portfolio in 2017 compared to 42.10% in 2016.
PAC’s loan loss provision decreased 99.28% to $42,000 in 2017 from $5.8 million in 2016. This lower loan loss provision, despite PAC’s loan portfolio expansion, resulted from a continued asset quality improvement in PAC’s loan portfolio primarily due to overall lower losses and improved qualitative and quantitative risk factors influencing reserve requirements as well as loan upgrades and recoveries specifically in the personal and real estate portfolios.

Noninterest expense increased 3.11% to $161.0 million in 2017 from $156.1 million in 2016, primarily due to higher product support expense allocations from those units supporting PAC’s sustained loan portfolio expansion.
Non-banking contribution, primarily from PAC customer brokerage and advisory activities, decreased 6.78% to $4.8 million in 2017 from $5.1 million in 2016.
PAC reported income tax expense of $18.8 million in 2017, an 86.57% increase from income tax expense of $10.1 million in 2016, which was directly attributed to PAC’s higher pre-tax income from operations.
Corporate LATAM
Corporate LATAM serves leading financial institutions and a select number of large corporate clients in Latin America, generally, with over $1.0 billion in annual sales in several large industries. These industries include: (i) financial and insurance; (ii) chemical, mineral, and plastics; (iii) primary metal and machinery; (iv) food and beverage; and (v) mining, quarrying, oil and gas extraction. The results of this segment are primarily driven by changes in short-term interest rates, the credit quality of its loan portfolio and the impact of the local foreign economic environment on borrower performance. Additionally, the majority of these non-financial foreign customers focus on extraction, manufacturing and export to the U.S., Europe and China, which exposes these industries to fluctuations in commodity prices and trading values.
2018 compared to 2017
Corporate LATAM reported net income of $4.3 million in 2018. This represented a decrease of $1.5 million, or 26.37%, from net income of $5.9 million in 2017. The lower net income during this period was primarily attributable to lower net interest income as a result of the 86.63% decline in loans in this segment during 2018, and reduced noninterest income, partially offset by lower noninterest expense.

Net interest income decreased 44.21% to $5.3 million from $9.5 million in 2017, mainly due to this segment’s significantly lower average loan balances during that period. At year-end 2018, loans had decreased $451.9 million, or 86.63%, from year-end 2017 as part of the continued loan portfolio diversification strategy to mitigate risk, and focus on higher margin domestic lending.

Noninterest income decreased 28.29% to $0.4 million in 2018 from $0.5 million in 2017, primarily due to lower deposit and service fees. The decrease in deposit and service fees was mainly the result of lower volume of wire transfer activities and related fees.

Noninterest expense decreased $0.9 million or 17.55% to $4.0 million in 2018 from $4.9 million in 2017, mainly due to lower personnel expenses and corporate operating expense allocations.
2017 compared to 2016
Corporate LATAM reported net income of $5.9 million in 2017, a $9.6 million, or a 258.53%, increase from a net loss of $3.7 million in 2016. This higher net income was primarily attributable to a reversal in the allowance for loan losses together with lower noninterest expense and higher non-banking contribution, which offset decreased net interest and noninterest income as well as higher income tax expenses.
The 37.83%, or $5.8 million, decrease in net interest income to $9.5 million in 2017 from $15.3 million in 2016 was primarily attributable to reduced average loan balances. At year-end 2017, loans had decreased $79.4 million, or 13.21%, as a result of our continued diversification strategy to mitigate risk in the Bank’s loan portfolio.

The $3.9 million reversal in the allowance for loan losses in 2017, which compared to a $13.6 million charge, mainly related to charge offs of a certain impaired loan in 2016, was primarily attributed to the reduction in the loan portfolio together with lower losses and lower credit risk factors.
Noninterest income decreased 39.62% to $0.5 million in 2017 from $0.8 million in 2016, primarily due to a lower level of wire transfers and letter of credit activities. The 41.00% reduction in noninterest expense to $4.9 million in 2017 from $8.3 million in 2016 was primarily the result of lower operating expenses and allocation expenses from product support units as part of the continued segment downsizing due to the Bank’s loan portfolio diversification strategy.
Non-banking contribution, primarily from Corporate LATAM customer brokerage and advisory activities, increased 144.35% to $0.05 million in 2017 from a $0.1 million loss in 2016.
Treasury
Treasury manages the Bank’s balance sheet, including the securities portfolio, the level and quality of liquidity, overall duration, economic value of equity and asset-liability position. Therefore, it derives a significant portion of its results from its securities portfolio management activities. These activities seek to maintain an adequate combination of profitability, liquidity, interest risk and credit risk in the management of the Bank’s investment portfolio in order to support the Bank’s overall strategic goals, including capital preservation. Through the timing of its purchases and sales to achieve these objectives, Treasury historically has also provided a source of revenue to us amid a highly volatile and constantly changing economic environment. In addition, Treasury participates in the sourcing and management of syndicated and purchased accounts receivable loans, in conjunction with PAC.
Net interest income includes credits and charges to Treasury as follows: (i) credit for interest income earned on all interest-earning assets, excluding loans other than those it co-manages with PAC, (ii) the net amount of funds transfer pricing derived from credits for funds sold to the business segments, primarily to fund loans, and charges for funds purchased from the business segments that generate deposits, and (iii) interest expense for professional funding, which is primarily comprised of brokered certificates of deposits and FHLB advances.
2018 compared to 2017
Treasury generated net income of $3.2 million in 2018, a $3.7 million, or 53.39%, decrease from $7.0 million in in 2017. This decrease was primarily the result of lower net interest income combined with a lower reversal from the allowance for loan losses, reduced noninterest income and higher noninterest expenses, partially offset by higher income tax benefit.

The 31.91% reduction in net interest income to $4.5 million in 2018 from $6.6 million in 2017 was primarily due to higher interest expenses paid on FHLB advances and brokered certificates of deposit. In 2018, the average balance of FHLB advances and other borrowings were $232.5 million, or 24.02%, higher than the same period in 2017. Average brokered certificate of deposit balances decreased $12.7 million or 1.77%, compared to 2017, however, the average rate paid on brokered certificate of deposits was 2.05% in 2018 compared to 1.60% in 2017. Brokered deposits year end 2018 were $137.9 million, or 17.68%, lower than at year end 2017.

The reduction in the reversal from the allowance for loan losses of $1.3 million in 2018 as compared to 2017 was mainly due to overall lower losses and lower risk factors on the syndicated and purchased accounts receivable loans during that period. Syndicated and accounts receivable loans are co-managed by Treasury and PAC, whereby Treasury originates, pre-screens, and executes the transactions, while PAC serves as a liaison with credit analysis for the underwriting and performs portfolio management. Although these loans are booked in PAC, both segments monitor and share the allocation of income and expense, as well as the loan loss provision associated with such loans.

Noninterest income decreased 5.83% to $8.4 million in 2018 from $8.9 million in 2017. This decrease in 2018 was primarily driven by $1.0 million net loss on sale of securities available for sale compared to a $1.1 million net gain during 2017, partially offset by the higher cash surrender value of BOLI and income from the early termination of short term FHLB advances.
Noninterest expense increased 1.62% to $11.4 million in 2018 from $11.3 million in 2017, primarily as a result of higher personnel expenses, increased telecommunication and data processing expenses, and higher fees on derivative transactions with customers.
Treasury reflected an income tax credit of $1.5 million in 2018 compared to an income tax credit of $1.1 million in 2017. Income from BOLI and tax-free municipal bonds is excluded from Treasury’s pre-tax income when income tax is calculated and allocated to the business segments. On this basis, Treasury realized a net loss before income tax of $8.6 million in 2018 versus a net loss before income tax of $3.1 million in 2017.
2017 compared to 2016
Treasury reported net income of $7.0 million in 2017, which represents a 36.38% decrease from $11.0 million in 2016. This decrease was primarily the result of lower net interest income combined with higher noninterest expense, and was partially offset by a higher reversal of loan loss reserve, increased noninterest income and lower taxes primarily as the result of higher tax-free income.
The decrease in Treasury’s net interest income to $6.6 million in 2017 from $12.6 million in 2016 was primarily attributable to a decreased interest income combined with an increase in interest expense. The decline in interest income resulted from a lower return on investments due to a reduction of $436.1 million in the securities available for sale that was partially offset by an increase of $89.9 million in securities held to maturity and improved yields. The increased interest expense resulted from higher interest expense on our FHLB advances and other borrowings due to an increase in volume of $242.0 million as compared to 2016 together with higher interest expense on brokered certificates of deposits as a result of an increase in volume of $89.0 million as compared to 2016. The funds obtained as a result of the above reduction in securities, together with the increases in professional funding were primarily used to support PAC’s continued loan growth during 2017.
The higher loan loss provision reversal of $0.5 million in 2017 as compared to 2016 primarily resulted from overall lower losses and lower risk factors, as well as a reduction in the balance of syndicated and purchased accounts receivable loans. Syndicated and accounts receivable loans are co-managed by Treasury and PAC, whereby Treasury originates, pre-screens, and executes the transactions, while PAC serves as a liaison with credit analysis for the underwriting and performs portfolio management. Although these loans are booked in PAC, both segments monitor and share the allocation of income and expense, as well as the loan loss provision associated with such loans.
Noninterest income increased $1.1 million, or 14.24%, to $8.9 million in 2017 from $7.8 million in 2016, primarily due to non-taxable increases in the cash surrender value of BOLI policies together with swap valuation income. Noninterest expense increased $2.3 million, or 24.50%, to $11.3 million in 2017 from $9.0 million in 2016, primarily as the result of overall higher operating and allocated expenses.
Treasury reflected an income tax credit of $1.1 million in 2017 versus an income tax expense of $1.5 million in 2016. Income from BOLI and tax-free municipal bonds is excluded from Treasury’s pre-tax income when income tax is calculated and allocated to the business segments. On this basis, Treasury realized a net loss before income tax of $3.1 million in 2017 versus a net profit before income tax of $4.9 million in 2016.

Institutional
Results and balances of this segment correspond to institutional or corporate overhead activities, including those of Amerant Trust and Amerant Investments, the unallocated cost of support and operations units to other business units, the funds transfer pricing credit received for capital which is not allocated to other segments, the excess or deficit between the estimated level of provision for loan losses recorded versus the allocation made to each business unit, and accruals and provisions made at the Bank level before the details of the impact on each business unit is known at each reporting period-end.
Net interest income represents credits and charges, which are not allocated to the operating segments, primarily composed of credit for funds provided through shareholders’ equity and other non-interest-bearing liabilities, and interest expense arising from our junior subordinated debentures associated with our outstanding trust preferred securities.
Noninterest income and noninterest expense represent mainly noninterest income and expenses of Amerant Investments and Amerant Trust, fees charged to non-consolidated affiliates for services provided by support units under service agreements, and unallocated corporate overhead expenses. Each reporting period, noninterest income and expenses of Amerant Investments and Amerant Trust are allocated out to the business segments as non-banking contribution.
2018 compared to 2017
Institutional had a net loss of $8.8 million in 2018 versus net loss of $4.1 million in 2017, mainly attributable to higher provision for loan losses combined with lower noninterest income and higher noninterest expense, partially offset by higher net interest income.

Net interest income increased 23.62%, or $2.5 million, to $13.2 million in 2018 from $10.7 million in 2017, mainly due to the effect of lower funds transfer pricing charges for total other assets and higher fund transfer pricing credit received for capital.

In 2018, Institutional reported a provision for loan losses of $3.1 million compared to $1.9 million in 2017. This increase is mainly the result of loan loss reserves on credit cards which were allocated to Institutional. Any difference between the total provision for loan losses, or reversals recorded at the Company level versus the amounts allocated to reportable segments, is reflected under Institutional.

Noninterest income decreased 36.62% to $22.6 million in 2018 from $35.6 million in 2017, primarily due to a one-time gain of $10.5 million related to the sale of the Bank’s New York Building in 2017, and lower income from brokerage and advisory activities through Amerant Investments in 2018, mainly the result of lower volume of customer brokerage activity. In addition, our rental income declined during the period as a result of the sale of G200 Leasing, LLC in the first quarter of 2018. G200 Leasing, LLC owned and leased a corporate aircraft to MSF. These results were partially offset by no losses on sale of available for sale securities during 2018, compared to a $2.7 million net loss in 2017.
Noninterest expense increased 27.97% to $39.0 million in 2018 from $30.5 million in 2017, primarily due to higher legal and consulting fees associated with the Spin-off and becoming a public company, as well as increased expenses related to various restructuring activities including voluntary early retirement and involuntary severance staff reduction. Additionally, PAC and Corporate LATAM reduced their utilization of business support units and, therefore, the allocation of noninterest expense out to these segments declined, driving an increase in Institutional.

2017 compared to 2016
Institutional incurred a net loss of $4.1 million in 2017 versus a net loss of $0.6 million in 2016, which was primarily due to higher noninterest expense as well as an increase in income tax expense to $13.1 million in 2017, representing a $12.2 million increase from the $0.9 million income tax reported in 2016. This increase was primarily the result of the one-time effect on income tax expense attributable to the 2017 Tax Act, which was not allocated to the other segments. The above increases were partially offset by higher net interest income together with lower provision for loan losses and increased noninterest income in 2017 from 2016.
Net interest income increased 58.85%, or $4.0 million, to $10.7 million in 2017 from $6.7 million in 2016, primarily due to the effect of lower funds transfer pricing charges for total other assets and higher funds transfer pricing credit received for capital.
Institutional reported a 49.68% reduction in loan loss provision to $1.9 million in 2017 from $3.8 million in 2016. A reversal of $3.5 million of loan loss reserve was reflected at the Bank level in 2017 compared to a $22.1 million loan loss provision expense in 2016. As a result of overall improved asset quality and lower risk factors influencing reserve requirements, business segments were allocated a reversal of $5.4 million in 2017, which is $1.9 million greater than the $3.5 million reversal recorded at the total Bank level. Therefore, any difference between the provision for loan losses recorded at the Bank level, versus the one allocated to each business segment, is reflected under Institutional.
Noninterest income increased $8.4 million, or 31.04%, to $35.6 million in 2017 from $27.2 million in 2016, primarily attributable to a one-time gain of $10.5 million related to the sale of the Bank’s building in New York City and subsequent relocation of its LPO to a new space two blocks from the Bank’s former location. Noninterest expense increased $5.7 million, or 22.82%, to $30.5 million in 2017 from $24.8 million in 2016, mainly due to overall lower allocation of operating expenses from support units to business segments.
Financial Condition - Comparison of Financial Condition as of December 31, 2018 and December 31, 2017
Assets. Total assets were $8.1 billion as of December 31, 2018, a decline of $312.4 million, or 3.70%, compared to December 31, 2017. These results were mainly driven by decreases of $146.1 million, $105.5 million, and $67.7 million in loans, total investment securities and cash and cash equivalents, respectively. These decreases in loans, investment securities and cash and cash equivalents include a decline in foreign loans, partially offset by higher domestic real estate loans. These changes reflect the execution of the Company strategy to reduce its foreign loan exposure, increase its domestic lending activities and the profitability on its interest-earning assets.
Total assets were $8.4 billion as of December 31, 2017, relatively unchanged compared to December 31, 2016. Since 2016, the Company has executed a strategic plan to improve operating results by adjusting its mix of interest-earning assets and liabilities consistent with its expectation of higher interest rate levels.
See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents
Cash and cash equivalents decreased to $85.7 million at December 31, 2018 from $153.4 million at December 31, 2017.
Cash flows provided by operating activities were $62.2 million in the year ended December 31, 2018. This was primarily attributed to net income earned. Net cash provided by investing activities was $206.5 million during the year ended December 31, 2018, mainly driven by maturities, sales and calls of securities available for sale and FHLB stock totaling $280.0 million and $27.4 million, respectively, and proceeds from loan sales totaling $173.5 million. These proceeds were partially offset by purchases of available for sale securities totaling $216.2 million, a net increase in loans of $33.2 million, and purchases of FHLB stock totaling $27.7 million. The FHLB stock activity is due to changes in the borrowing activity with the FHLB. In addition, cash flows from investing activities during the year ended December 31, 2018, include $7.5 million in net proceeds from the sale of G200 Leasing, LLC.
In the year ended December 31, 2018, net cash used in financing activities was $336.4 million. These activities included a $431.0 million net decrease in total demand, savings and money market deposit balances, the 2018 Special Dividend of $40.0 million paid on March 13, 2018 to MSF prior to the record date for the Spin-off, the 2018 repurchase of Class B common stock totaling $17.9 million and a $6.1 million net decrease in advances from the FLHB. These disbursements were partially offset by $140.7 million higher time deposits and $17.9 million in proceeds from the issuance of Class A common stock in 2018.
Cash and cash equivalents increased $18.4 million, or 13.67%, to $153.4 million as of December 31, 2017 as compared to $135.0 million at December 31, 2016. The cash flows provided by operating activities were $73.3 million in 2017, primarily due to net income during the year, and higher accounts payable, accrued liabilities and other liability balances, partially offset by increases in the loans held for sale and accrued interest receivable and other assets.
In 2017, cash flows from investing activities provided us with $7.6 million, while in 2016 we used $322.2 million in investing activities. This change in cash flows from investing activities was primarily due to a decrease of $852.4 million, or 78.63%, used in the purchase of investment securities available for sale, a decrease of $30.0 million used for the purchase of BOLI, and an increase of $22.6 million in net proceeds from the sale of premises and equipment and others, partially offset by a decrease of $330.7 million in maturities, sales and calls of investment securities available for sale, an increase of $133.7 million, or 51.44%, in net cashed used in loan activities, and $90.2 million used for the purchase of held to maturity securities.
In 2017, we used $62.4 million in cash flows from financing activities, compared to $243.7 million provided by financing activities in 2016. This change is mainly the result of a decrease of $467.5 million, or 20.88%, in proceeds from advances from the FHLB and other banks, a decrease of $275.1 million, or 70.79%, in demand, savings and money market account balances, partially offset by $500.0 million less, or 24.64%, in repayments of advances from the FHLB and other banks.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	December 31,
(in thousands, except percentages)	2018	2017	2016
Total loans, gross	$5,920,175	$6,066,225	$5,764,761
Total loans, gross / Total assets	72.87%	71.90%	68.34%
Allowance for loan losses	$61,762	$72,000	$81,751
Allowance for loan losses / Total loans, gross (1) (2)	1.04%	1.19%	1.42%
_______________

(1)	Outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(2)	See Note 5 to our audited consolidated financial statements for more details on our impairment models.

The composition of our CRE loan portfolio by industry segment at December 31, 2018 and 2017 is depicted in the following table:

	December 31,
(in thousands)	2018	2017
Retail (1)	$1,081,133	$1,152,662
Multifamily	909,439	839,709
Office space	441,712	317,196
Land and construction	326,644	406,940
Hospitality	166,415	118,325
Industrial and warehouse	120,086	124,921
	$3,045,429	$2,959,753
_______________

(1)
Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties with a primary retail component, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.

The table below summarizes the composition of our loan portfolio by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,809,356	$1,713,104	$1,377,753	$1,072,469	$722,044
Multi-family residential	909,439	839,709	667,256	452,699	234,699
Land development and construction loans	326,644	406,940	429,085	332,747	209,825
	3,045,439	2,959,753	2,474,094	1,857,915	1,166,568
Single-family residential	398,043	360,041	315,648	279,086	241,430
Owner occupied	777,022	610,386	610,657	543,047	482,661
	4,220,504	3,930,180	3,400,399	2,680,048	1,890,659
Commercial loans	1,306,792	1,285,461	1,432,517	1,497,487	1,485,918
Loans to depository institutions and acceptances (2)	19,965	16,443	9,330	16,304	7,002
Consumer loans and overdrafts (3)	73,155	78,872	74,575	69,165	57,910
Total Domestic Loans	5,620,416	5,310,956	4,916,821	4,263,004	3,441,489
International Loans:
Real estate loans
Single-family residential (1)	135,438	152,713	154,841	144,107	130,592
Owner occupied	—	—	—	9	—
	135,438	152,713	154,841	144,116	130,592
Commercial loans	73,636	69,294	238,285	469,653	926,479
Loans to depository institutions and acceptances	49,000	481,183	406,963	688,545	739,314
Consumer loans and overdrafts (4)	41,685	52,079	47,851	57,904	60,456
Total International Loans	299,759	755,269	847,940	1,360,218	1,856,841
Total Loan Portfolio	$5,920,175	$6,066,225	$5,764,761	$5,623,222	$5,298,330
__________________

(1)	Secured by real estate properties located in the U.S.

(2)	Secured by cash or U.S. Government securities

(3)	Includes customers’ overdraft balances totaling $1.0 million, $1.8 million, $1.7 million , $0.7 million and $0.8 million at each of the dates presented.

(4)	There were no significant international customers’ overdraft balances at each of the dates presented.

As of December 31, 2018, the loan portfolio decreased $146.1 million, or 2.41%, to $5.9 billion, as compared to $6.1 billion at December 31, 2017. As part of our business strategy, loans to international customers declined by $455.5 million, or 60.31%, as of December 31, 2018, compared to December 31, 2017. The overall decline in loans to international customers, primarily from Latin America, was partially offset by the addition, early in 2018, of $27.4 million of syndicated commercial loans to large corporations in Europe and Canada with world-wide operations, and which we believe had good credit quality. In the second part of 2019, we disposed of approximately $122.4 million of syndicated loan interests to reduce risk and redeploy the proceeds in potentially higher yielding loans in our communities. The domestic loan exposure increased $309.5 million, or 5.83%, as of December 31, 2018, compared to December 31, 2017. This increase is mainly attributed to an $85.7 million (2.9%) net increase in CRE loans, a $38.0 million (10.6%) net increase in domestic single family residential loans, a $166.6 million (27.3%) net increase in owner-occupied real estate loans, a $21.3 million net increase in domestic C&I loans and an $80.3 million decrease in land development and construction loans in 2018.

In 2017, the loan portfolio increased $301.5 million, or 5.23%, to $6.1 billion at December 31, 2017, as compared to 2016. Since 2015, we implemented a strategy to reduce our international loan exposure, which is primarily in Latin America. As a result, loans to international customers decreased $92.7 million, or 10.93%, as of December 31, 2017, as compared to December 31, 2016. As part of the strategy, we accelerated our efforts to increase our domestic lending activities, primarily in CRE non-owner occupied loans and multi-family residential. These efforts resulted in an increase of $394.1 million, or 8.02%, as of December 31, 2017 compared to December 31, 2016, in loans to domestic borrowers. This growth was primarily comprised of $335.4 million of commercial non-owner occupied real estate loans, $172.5 million of commercial multi-family residential loans, and a decrease of $22.1 million, or 5.16%, of land development and construction loans.
In September 2018, the Company updated its application of the definition of “highly leveraged transactions,” or HLTs, to include unfunded commitments as part of the leverage ratio calculation in accordance with the “Interagency Guidance on Leveraged Lending” issued in March 22, 2013. As of December 31, 2018, syndicated loans that financed HLTs were $207.7 million, or 3.51% of total loans, compared to $141.3 million, or 2.33% of total loans, as of December 31, 2017.
The following is a brief description of the composition of our loan classes:
Commercial Real Estate (CRE) loans. We provide a mix of variable and fixed rate CRE loans. These are loans secured by non-owner occupied real estate properties and land development and construction loans.
Loans secured by non-owner occupied real estate properties are generally granted to finance the acquisition or operation of CRE properties. The main source of repayment of these real estate loans is derived from cash flows or conversion of productive assets and not from the income generated by the disposition of the property held as collateral. These mainly include rental apartments (multifamily) properties, office, retail, warehouses and industrial, and hospitality (hotels and motels) properties in South Florida, the greater Houston, Texas area and the greater New York City area, especially the five New York City boroughs. Concentrations in these non-owner occupied CRE loans are subject to heightened regulatory scrutiny. See “Risk Factors—Our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.”
Land development and construction loans includes loans for land acquisition, land development, and construction (single or multiple-phase development) of single residential or commercial buildings, loans to reposition or rehabilitate commercial properties, and bridge loans in the South Florida, the greater Houston, Texas area and the greater New York City area, especially the five New York City boroughs. Typically, construction lines of credit are funded based on construction progress and generally have a maturity of three years or less.

Owner-occupied. Loans secured by owner-occupied properties are typically working capital loans made to businesses in the South Florida and the greater Houston, Texas markets. The source of repayment of these commercial owner-occupied loans primarily comes from the cash flow generated by the occupying business and real estate collateral serves as an additional source of repayment. These loans are assessed, analyzed, and structured essentially in the same manner as commercial loans.
Single-Family Residential. These loans include loans to domestic and foreign individuals primarily secured by their personal residence in the U.S., including first mortgage, home equity and home improvement loans, mainly in South Florida and the greater Houston, Texas markets. These loans have terms common in the industry. However, loans to foreign clients have more conservative underwriting criteria and terms.
Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in shared national credits (loans of $100.0 million or more that are shared by two or more institutions), purchased receivables and Small Business Administration loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less.
Commercial loans to borrowers in similar businesses or products with similar characteristics or specific credit requirements are generally evaluated under a standardized commercial credit program. Commercial loans outside the scope of those programs are evaluated on a case-by-case basis, with consideration of any exposure under an existing commercial credit program. The Bank maintains several commercial credit programs designed to standardize underwriting guidelines, and risk acceptance criteria, in order to streamline the granting of credits to businesses with similar characteristics and common needs. Some programs also allow loans that deviate from credit policy underwriting requirements and allocate maximum exposure buckets to those loans. Loans originated through a program are monitored regularly for performance over time and to address any necessary modifications.
Loans to financial institutions and acceptances. These loans primarily include trade financing facilities through letters of credits, bankers’ acceptances, pre and post-export financing, and working capital loans, among others. These loans are generally granted for terms not exceeding one year and on an unsecured basis under the limits of an existing credit program, primarily to the largest financial institutions in Brazil, Guatemala (at year end 2018), Chile and other countries in Latin America that we believe are credit-worthy.
Consumer loans and overdrafts. These loans include open and closed-end loans extended to domestic and foreign individuals for household, family and other personal expenditures. These loans include automobile loans, personal loans, or loans secured by cash or securities and revolving credit card agreements. These loans have terms common in the industry for these types of loans, except that loans to foreign clients have more conservative underwriting criteria and terms. All consumer loans are denominated and payable in U.S. Dollars.

The tables below set forth the unpaid principal balance of loans by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2018:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total
Fixed-Rate Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$69,160	$785,208	$446,493	$1,300,861
Multi-family residential	16	382,370	111,605	493,991
Land development and construction loans	18	1,624	—	1,642
	69,194	1,169,202	558,098	1,796,494
Single-family residential	5,434	31,962	124,145	161,541
Owner occupied	5,731	102,589	362,940	471,260
	80,359	1,303,753	1,045,183	2,429,295
Commercial loans	323,421	93,332	21,813	438,566
Loans to financial institutions and acceptances	25,000	—	—	25,000
Consumer loans and overdrafts	6,957	5,992	36	12,985
	$435,737	$1,403,077	$1,067,032	$2,905,846
Variable Rate Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	72,660	281,885	153,950	508,495
Multi-family residential	90,100	290,181	35,167	415,448
Land development and construction loans	128,313	159,154	37,535	325,002
	291,073	731,220	226,652	1,248,945
Single-family residential	5,328	41,382	325,230	371,940
Owner occupied	21,482	88,062	196,218	305,762
	317,883	860,664	748,100	1,926,647
Commercial loans	312,365	508,551	120,946	941,862
Loans to financial institutions and acceptances	31,000	—	12,965	43,965
Consumer loans and overdrafts	101,855	—	—	101,855
	$763,103	$1,369,215	$882,011	$3,014,329
Total Loan Portfolio
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$141,820	$1,067,093	$600,443	$1,809,356
Multi-family residential	90,116	672,551	146,772	909,439
Land development and construction loans	128,331	160,778	37,535	326,644
	360,267	1,900,422	784,750	3,045,439
Single-family residential	10,762	73,344	449,375	533,481
Owner occupied	27,213	190,651	559,158	777,022
	398,242	2,164,417	1,793,283	4,355,942
Commercial loans	635,786	601,883	142,759	1,380,428
Loans to financial institutions and acceptances	56,000	—	12,965	68,965
Consumer loans and overdrafts	108,812	5,992	36	114,840
	$1,198,840	$2,772,292	$1,949,043	$5,920,175
__________________

(1)
Includes a total of approximately $174.7 million of fixed-rate loans (50% single-family residential and 48% owner occupied), and $313.9 million of variable-rate loans (93% single-family residential and 6% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 45% of total fixed-rate and 94% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

(2)	Secured by cash or U.S. Government securities

Foreign Outstanding

The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2018		2017		2016
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)	$157,162	1.93%	$182,678	2.17%	$184,148	2.18%
Brazil	34,879	0.43%	141,088	1.67%	234,221	2.78%
Panama	30,478	0.38%	51,557	0.61%	58,776	0.70%
Chile	5,530	0.07%	94,543	1.12%	41,632	0.49%
Colombia	5,368	0.07%	63,859	0.76%	107,388	1.27%
Mexico	1,439	0.02%	18,274	0.22%	45,811	0.54%
Peru	138	—%	70,088	0.83%	51,524	0.61%
Costa Rica	61	—%	43,844	0.52%	16,350	0.19%
Other (3)	64,704	0.80%	89,338	1.06%	108,090	1.29%
Total	$299,759	3.70%	$755,269	8.95%	$847,940	10.05%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $19.5 million,$31.9 million and $63.2 million as of December 31, 2018, 2017 and 2016, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $129.0 million, $145.1 million and $147.0 million as of December 31, 2018, 2017 and 2016, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

As of December 31, 2018, the maturities of our outstanding international loans were as follows:

(in thousands)	Less than 1 year	1-3 Years	More than 3 years	Total
Venezuela(1)	$27,415	$1,059	$128,688	$157,162
Brazil	25,042	9,480	357	34,879
Panama (4)	8,832	7,970	13,676	30,478
Chile	5,254	100	176	5,530
Colombia	3,342	80	1,946	5,368
Mexico	647	73	719	1,439
Peru	138	—	—	138
Costa Rica	61	—	—	61
Other(3)	28,391	497	35,816	64,704
Total	$99,122	$19,259	$181,378	$299,759
_________________

(1)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $129.0 million.
(2) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets.

(3)	Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $19.5 million.

(4)	The country’s local currency is pegged to the U.S. Dollar at a fixed exchange rate of 1:1.

During the three-years ended December 31, 2018, we continued the strategy to reduce the international loan exposure. As a result, loans to international customers, mainly companies and financial institutions in Brazil, Chile, Colombia, Costa Rica, Mexico, Panama and Peru, decreased $455.5 million, or 60.31%, in 2018, compared to 2017, and decreased $92.7 million, or 10.93%, in 2017, compared to December 31, 2016.

Loans by Economic Sector
The table below summarizes the concentration in our loan portfolio by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$127,298	2.15%	$545,609	8.99%	$481,794	8.36%
Construction and real estate (2)	3,195,626	53.98%	3,116,648	51.38%	2,638,147	45.76%
Manufacturing:
Foodstuffs, apparel	99,467	1.68%	81,920	1.35%	108,729	1.89%
Metals, computer, transportation and other	278,960	4.71%	270,736	4.46%	384,206	6.66%
Chemicals, oil, plastics, cement and wood/paper	49,069	0.83%	99,417	1.64%	154,938	2.69%
	427,496	7.22%	452,073	7.45%	647,873	11.24%
Wholesale	712,512	12.04%	542,521	8.94%	508,218	8.82%
Retail trade (4)	289,019	4.88%	291,707	4.81%	346,264	6.01%
Services:
Communication, transportation, health and other	242,050	4.09%	291,095	4.80%	348,717	6.05%
Accommodation, restaurants, entertainment	342,710	5.79%	229,023	3.78%	210,629	3.65%
Electricity, gas, water, supply and sewage	17,208	0.29%	25,053	0.41%	19,895	0.34%
	601,968	10.17%	545,171	8.99%	579,241	10.04%
Primary Products:
Agriculture, livestock, fishing and forestry	15	—%	1,678	0.03%	8,168	0.14%
Mining	5,551	0.09%	6,752	0.11%	12,108	0.21%
	5,566	0.09%	8,430	0.14%	20,276	0.35%
Other loans (3)	560,690	9.47%	564,066	9.30%	542,948	9.42%
	$5,920,175	100.00%	$6,066,225	100.00%	$5,764,761	100.00%
_________________

(1)	Consists mainly of trade finance facilities granted to Latin American banks.

(2)	Comprised mostly of CRE loans throughout South Florida, greater Houston, Texas area, and New York.
(3) Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans.

(4)	Gasoline stations represented approximately 66%, 63% and 54% of the retail trade sector at year-end 2018, 2017 and 2016, respectively.

Loan Quality
We use what we believe is a comprehensive methodology to monitor credit quality and manage credit concentrations within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentrations of our loan portfolio. We also believe we employ a comprehensive methodology to monitor our intrinsic credit quality metrics, including a risk classification system that identifies possible problem loans based on risk characteristics by loan type, as well as the early identification of deterioration at the individual loan level. We also consider the evaluation of loan quality by the OCC, our primary regulator.

Analysis of the Allowance for Loan Losses
Allowance for loan losses. The allowance for loan losses represents our estimate of the probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet dates.
Our methodology for assessing the appropriateness of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and general economic conditions, including in the local markets where the loans are made.
A loan is considered impaired when, based on current information and events, it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value reduced by the cost to sell the underlying collateral. Interest income on impaired loans is included in the results of operations as collected, unless the loan is placed on nonaccrual status, in which case the payment is applied to principal.
Loans may be classified but not considered impaired due to one of the following reasons: (1) we have established minimum Dollar amount thresholds for loan impairment testing, which results in loans under those thresholds being excluded from impairment testing and therefore not included in impaired loans and; (2) classified loans may be considered nonimpaired because, despite evident weaknesses, collection of all amounts due is considered probable.
Problem Loans. Loans are considered delinquent when principal or interest payments are past due 30 days or more. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Once a loan to a single borrower has been placed in nonaccrual status, management reviews all loans to the same borrower to determine their appropriate accrual status. When a loan is placed in nonaccrual status, accrual of interest and amortization of net deferred loan fees or costs are discontinued, and any accrued interest receivable is reversed against interest income. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

A loan is considered impaired when, based on current information and events, it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. A loan is placed in nonaccrual status when management believes that collection in full of the principal amount of the loan or related interest is in doubt. Management considers that collectability is in doubt when any of the following factors is present, among others: (1) there is a reasonable probability of inability to collect principal, interest or both, on a loan for which payments are current or delinquent for less than ninety days; and (2) when a required payment of principal, interest or both is delinquent for ninety days or longer, unless the loan is considered well secured and in the process of collection in accordance with regulatory guidelines. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance for loan losses if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring, or TDR. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.
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

	December 31,
	2018		2017		2016		2015		2014
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Domestic Loans
Real estate	$22,778	51.32%	$31,290	48.04%	$30,713	41.25%	$18,331	31.15%	$17,603	21.12%
Commercial	29,278	37.00%	30,782	33.38%	30,217	38.36%	30,672	39.34%	23,555	39.08%
Financial institutions	41	0.34%	31	0.27%	56	0.16%	50	0.29%	—	0.13%
Consumer and others (1)	1,985	6.28%	60	5.86%	1,063	5.57%	1,182	5.03%	481	4.62%
	54,082	94.94%	62,163	87.55%	62,049	85.34%	50,235	75.81%	41,639	64.95%

International Loans (2)
Commercial	740	1.24%	1,905	1.14%	10,680	4.13%	14,062	7.68%	10,782	16.12%
Financial institutions	404	0.83%	4,331	7.93%	5,248	7.06%	9,176	12.92%	9,849	15.32%
Consumer and others (1)	6,536	2.99%	3,601	3.38%	3,774	3.47%	3,570	3.59%	3,115	3.61%
	7,680	5.06%	9,837	12.45%	19,702	14.66%	26,808	24.19%	23,746	35.05%
Total Allowance for Loan Losses	$61,762	100.00%	$72,000	100.00%	$81,751	100.00%	$77,043	100.00%	$65,385	100.00%
% Total Loans	1.04%		1.19%		1.42%		1.37%		1.23%
__________________

(1)	Includes mortgage loans for and secured by single-family residential properties located in the U.S.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The loan composition changes explained in prior sections, primarily the increase in real estate loans and the decrease in Corporate LATAM loans, resulted in the shift in the allocation of the allowance for loan losses evidenced in the table.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (1) nonaccrual loans where the accrual of interest has been discontinued; (2) accruing loans more than ninety days contractually past due as to interest or principal; and (3) restructured loans that are considered TDR.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Non-Accrual Loans(1)
Domestic Loans:
Real estate
Commercial real estate (CRE)
Nonowner occupied	$—	$489	$10,256	$1,337	$669
Multifamily Residential	—	—	215	239	261
Land development and construction loans	—	—	2,719	4,415	4,161
	—	489	13,190	5,991	5,091
Single-family residential	5,198	4,277	7,917	6,463	6,114
Owner occupied	4,983	12,227	17,185	19,253	13,709
	10,181	16,993	38,292	31,707	24,914
Commercial loans	4,772	2,500	12,728	17,628	12,411
Consumer loans and overdrafts	11	9	46	63	23
Total Domestic	$14,964	$19,502	$51,066	$49,398	$37,348

International Loans: (2)
Real estate
Single-family residential	1,491	727	976	1,448	948
Commercial loans	—	6,447	18,376	25,685	2,589
Consumer loans and overdrafts	24	46	28	55	—
Total International	$1,515	$7,220	$19,380	$27,188	$3,537
Total-Non-Accrual Loans	$16,479	$26,722	$70,446	$76,586	$40,885

Past Due Accruing Loans(3)
Domestic Loans:
Real Estate Loans
Single-family residential	$54	$112	$116	$—	$—
Commercial loans	—	—	—	—	—
Owner occupied	—	—	—	—	164
Total Domestic	$54	$112	$116	$—	$164

International Loans (2):
Real Estate
Single-family residential	$365	$114	$—	$—	$—
Consumer loans and overdrafts	884	—	370	809	221
Total International	$1,249	$114	$370	$809	$221
Total Past Due Accruing Loans	1,303	226	486	809	385
Total Non-Performing Loans	17,782	26,948	70,932	77,395	41,270
Other Real Estate Owned	367	319	386	384	3,024
Total Non-Performing Assets	$18,149	$27,267	$71,318	$77,779	$44,294

__________________

(1)	Includes loan modifications that met the definition of TDRs, which may be performing in accordance with their modified loan terms.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At December 31, 2018, non-performing assets decreased $9.1 million, or 33.44%, compared to December 31, 2017. This decrease is mainly attributed to a $10.2 million CRE loan that was a TDR, and which was partially charged off and sold during 2018, $12.0 million of full loan repayments ($5.0 million related to one international commercial loan and an aggregate of $7.0 million related to six owner occupied loans), and charge offs of $2.7 million associated with two commercial loans. These results were partially offset by a $4.0 million domestic commercial loan placed in nonaccrual status in 2018, and 4 single-family residential loans that were either placed in nonaccrual status or that became 90 days past due in 2018. In addition, $0.9 million in credit card balances became 90 days past due during the period.

We recognized no interest income on nonaccrual loans during 2018, 2017 and 2016. Additional interest income that we would have recognized on these nonaccrual loans had they been current in accordance with their original terms was $0.9 million, $2.8 million and $5.0 million, respectively, in these years. We recognized interest income on commercial and CRE loans modified under troubled debt restructurings of $0.2 million, $0.6 million and $3.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, 2017 and 2016, there were $1.2 million, $2.2 million and $4.1 million, respectively of TDRs which were all accruing interest at these dates.

We utilize an asset risk classification system in compliance with guidelines established by the U.S. federal banking regulators as part of our efforts to monitor and improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them or require a change to the rating assigned by our risk classification system. There are four classifications for problem assets: “special mention,” “substandard,” “doubtful,” and “loss.” Special mention loans are loans identified as having potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects of the loan. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Potential problem loans” includes substandard loans which are accruing and less than 90 days past due, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that the continuance of carrying a value on the books is not warranted.
We sometimes use the term “classified loans” to describe loans that are special mention, substandard and doubtful.

The Company’s loans by credit quality indicators are summarized in the following tables. We have no purchased credit-impaired loans.

	December 31, 2018
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$6,561	$222	$—	$6,783
Single-family residential	—	7,108	—	7,108
Owner occupied	9,019	9,451	—	18,470
	15,580	16,781	—	32,361
Commercial loans	3,943	6,462	589	10,994
Consumer loans and overdrafts	—	6,062	—	6,062
	$19,523	$29,305	$589	$49,417

	December 31, 2017
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,020	$489	$—	$1,509
Single-family residential	—	5,869	—	5,869
Owner occupied	4,051	13,867	—	17,918
	5,071	20,225	—	25,296
Commercial loans	6,100	14,112	—	20,212
Consumer loans and overdrafts	—	4,113	—	4,113
	$11,171	$38,450	$—	$49,621

	December 31, 2016
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$16,613	$13,182	$—	$29,795
Multi-family residential	37	355	—	392
Land development and construction loans	15,264	2,719	—	17,983
	31,914	16,256	—	48,170
Single-family residential	383	9,009	—	9,392
Owner occupied	3,873	21,065	—	24,938
	36,170	46,330	—	82,500
Commercial loans	29,434	31,666	—	61,100
Consumer loans and overdrafts	—	5,220	—	5,220
	$65,604	$83,216	$—	$148,820
_________
(1) There were no loans categorized as “Loss” as of the dates presented.

At December 31, 2018, classified loans decreased $0.2 million, or 0.41%, compared to December 31, 2017. The decrease is attributed to upgrades, loan repayments and charge-offs during the period, including: (i) one CRE loan of $10.2 million partially charged-off and sold, (ii) repayments of six owner-occupied loans totaling $7.0 million , and (iii) charge offs and repayments of six commercial loans totaling $12.1 million ($2.7 of charge offs and $9.4 million of loan repayments).

During the fourth quarter 2018, the Company partially charged off and sold one problem CRE loan with a carrying value of approximately $10.2 million. This loan had been downgraded to substandard and placed in non-accrual status during the first quarter of 2018. During the second quarter of 2018, the Company had agreed to modify this loan in a TDR by extending its maturity date and adjusting the loan’s monthly payments. Subsequently, based on the deterioration of the fair value of the collateral, the Company allocated specific reserves of $3.9 million and $1.8 million in the second and third quarters of 2018, respectively.

The decrease in classified loans was partially offset by loan downgrades in 2018, including: (i) two CRE loans totaling $5.8 million, four owner-occupied real estate loans totaling $6.1 million and one commercial loan of $2.6 million that were downgraded to special mention, and (ii) two owner-occupied loans totaling $2.5 million, two commercial loans totaling $2.0 million, two single family residential loans totaling $1.3 million, and credit cards totaling $2.0 million that were downgraded to substandard. Except for credit cards, these downgraded loans reflect individual loan performances which management believes do not reflect negative trends. Additionally, these downgraded loans are being monitored and did not generate any additional provisions in 2018.

Consistent with industry practice since late 2016, credit cards held by Venezuela residents with outstanding balances above the corresponding customer’s average compensatory deposit balances were classified substandard and charging privileges were suspended at December 31, 2018 and 2017. This resulted in approximately $6.0 million, $4.1 million and $5.2 million in credit card receivables classified substandard at December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, we allocated an allowance for loan losses on credit card balances of approximately $5.4 million and $3.1 million, respectively. No allocation was made at December 31, 2016. At the beginning of 2018, the Company changed the monitoring of such credit cards and related deposit balances from quarterly to monthly. Deteriorating economic conditions in Venezuela could cause charge offs and classified credit card balances to continue increasing.

During 2017, overall classified loans decreased significantly when compared to 2016, specifically real estate loans decreased by $57.2 million, or 69.34%, and commercial loans decreased by $40.9 million, or 66.92%.
The real estate portfolio showed a decrease in classified loans during 2017 of $57.2 million. The majority of special mention loans, which in management’s opinion, suffered from operational conditions deemed temporary during 2016, were in fact resolved during 2017. Improved conditions included replacement of lost tenants and improvement of unit absorptions on income-producing properties.
The commercial loan portfolio showed a decrease in classified loans of $40.9 million during 2017 due to the combined effect of the previously mentioned charge-offs, payoffs and resolution of previously classified loans resulting from the deteriorating financial conditions of certain non-government customers in the oil industry, attributed to the decline in commodity prices in general and in oil production and processing in particular, which impacted companies in many regions, particularly in Latin America where these loans were made.
Potential problem loans at December 31, 2018, 2017 and 2016 included:

(in thousands)	2018	2017	2016
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$222	$—	$2,926
Multi-family residential	—	—	140
Land development and construction loans	—	—	—
	222	—	3,066
Single-family residential	—	640	—
Owner occupied	4,468	2,040	3,880
	4,690	2,680	6,946
Commercial loans	2,433	5,119	266
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	5,144	4,061	4,775
	$12,267	$11,860	$11,987
________
(1) Includes international consumer loans of approximately $5.1 million, $4.1 million and $4.8 million at each of the dates presented.

At December 31, 2018, total potential problem loans increased $0.4 million, or 3.43%, compared to December 31, 2017. The increase is attributed to loans downgraded to substandard in 2018, including: (i) one commercial loan of $2.0 million, (ii) three owner-occupied loans totaling $3.2 million, and (iii) credit cards totaling $1.1 million. The increase was partially offset by repayment of one commercial loan of $4.0 million, and one single family residential loan of $0.6 million that was placed in non-accrual status.

At December 31, 2017, total potential problem loans decreased $(0.1) million, or 1.06%, compared to December 31, 2016. The decrease is mainly attributed to: (i) repayment of two CRE loans totaling $2.9 million, (ii) repayment of two owner-occupied loans totaling $3.1 million, and (iii) $0.7 million net reduction in credit cards classified substandard due to a combination of upgrades and charge-offs in 2017. The decrease was partially offset by loan downgrades to substandard in 2018, including: (i) three commercial loans totaling $4.6 million, (ii) one owner-occupied loan totaling $0.9 million, and (iii) one single family residential loan totaling $0.6 million.

Securities
Our investment decision process is based on an approved investment policy and investment program. We seek a consistent risk adjusted return through consideration of the following four principles:

•	investment quality;

•	liquidity requirements;

•	interest-rate risk sensitivity; and

•	potential returns on investment.
The Bank’s board of directors approves the Bank’s asset-liability committee, or ALCO, investment policy and investment programs, which govern the investment process. The oversight of the investment process is performed by ALCO, which monitors compliance to approved limits and targets. Treasury has the authority to invest in securities within specified policy guidelines and procedures. Investment decisions are based on the above-mentioned four principles, other factors considered relevant to particular investments and strategies, market conditions and the Bank’s overall balance sheet position. Treasury regularly evaluates investments performance compliance with approved limits and targets.
The following table sets forth the book value and percentage of each category of securities at December 31, 2018, 2017 and 2016. The book value for securities classified as available for sale represents fair value and the book value for securities classified as held to maturity represents amortized cost.

(in thousands, except percentages)	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Securities held to maturity:
U.S. Government sponsored enterprise debt	$82,326	4.73%	$86,826	4.70%	$—	—%
U.S. Government agency debt	2,862	0.16%	3,034	0.16%	—	—%
	$85,188	4.89%	$89,860	4.86%	$—	—%
Securities available for sale:
U.S. Government sponsored enterprise debt	$820,779	47.13%	$875,666	47.41%	$1,004,463	46.02%
Corporate debt (1)	352,555	20.25%	313,392	16.97%	371,254	17.01%
U.S. Government agency debt	216,985	12.46%	291,385	15.78%	549,084	25.16%
Municipal bonds	160,212	9.20%	180,396	9.77%	166,889	7.64%
Mutual funds (4)	23,110	1.33%	23,617	1.28%	23,615	1.08%
Commercial paper	12,410	0.71%	—	—%	—	—%
Foreign sovereign debt (2)	—	—%	—	—%	5,237	0.24%
U.S. Treasury debt	—	—%	2,701	0.15%	2,705	0.12%
	$1,586,051	91.08%	$1,687,157	91.36%	$2,123,247	97.27%
Other securities (3):
FHLB stock	$57,179	3.28%	$56,924	3.08%	$46,480	2.13%
Federal Reserve Bank stock	13,010	0.75%	13,010	0.70%	13,010	0.60%
	$70,189	4.03%	$69,934	3.78%	$59,490	2.73%
	$1,741,428	100.00%	$1,846,951	100.00%	$2,182,737	100.00%

__________________

(1)
December 31, 2018 includes $36.2 million in “investment-grade” quality securities issued by corporate entities from Europe and Japan in three different sectors. December 31, 2017 and 2016 include $24.3 million and 26.2 million, respectively, in obligations issued by corporate entities from Panama, Europe and others in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in Dollars.

(2)
December 31, 2016 includes debt securities issued or guaranteed by the governments of Latin American countries. This balance does not represent a significant exposure with respect to our total assets at the reported date.

(3)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

(4)	Includes a publicly offered investment company which seeks current income and makes investments that qualify for CRA purposes.

The following table set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2018. Similar to the table above, the book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$82,326	2.84%	$—	—%	$—	—	$—	—%	$82,326	2.84%	$—	—%
U.S. Government agency debt	2,862	2.73	—	—	—	—	—	—	2,862	2.73	—	—
	85,188	2.84	—	—	—	—	—	—	85,188	2.84	—	—
Securities available for sale
U.S. Government sponsored enterprise debt	$820,779	2.70%	$11	5.16%	$29,807	2.70%	$86,654	2.78%	$704,307	2.69%	$—	—%
Corporate debt-domestic	316,387	3.12	40,804	2.66	249,709	3.17	25,874	3.35	—	—	—	—
U.S. Government agency debt	216,985	2.83	1,081	2.70	10,068	2.61	21,113	2.71	184,723	2.86	—	—
Municipal bonds	160,212	3.11	—	—	—	—	29,397	3.02	130,815	3.13	—	—
Corporate debt-foreign	36,168	3.38	—	—	36,168	3.38	—	—	—	—	—	—
Mutual funds	23,110	2.32	—	—	—	—	—	—	—	—	23,110	2.32
Commercial paper	12,410	2.77	12,410	2.77	—	—	—	—	—	—	—	—
	1,586,051	2.85	54,306	2.69	325,752	3.13	163,038	2.90	1,019,845	2.78	23,110	2.32
Other securities
FHLB stock	$57,139	6.19%	$—	—%	$—	—%	$—	—%	$—	—%	$57,139	6.19%
Federal Reserve Bank stock	13,050	5.69	—	—	—	—	—	—	—	—	13,050	5.69
	70,189	6.10	—	—	—	—	—	—	—	—	70,189	6.10
	$1,741,428	2.98%	$54,306	2.69%	$325,752	3.13%	$163,038	2.90%	$1,105,033	2.78%	$93,299	5.16%
The investment portfolio’s average duration was 3.4, 3.3 and 3.1 years as of December 31, 2018, 2017 and 2016, respectively. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least semi-annually, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit losses, which must be recognized in the income statement; and OTTI related to other factors, such as interests rate changes which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Goodwill. Goodwill was $19.2 million at December 31, 2018, 2017 and 2016. Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006.
Liabilities. Total liabilities decreased $306.4 million, or 3.99%, to $7.4 billion at December 31, 2018 compared to $7.7 billion at December 31, 2017. This decrease was mainly driven by a decline in total deposits, which include lower international deposits partially offset by increased domestic deposits. See discussion on deposits further below.
Total liabilities decreased $46.2 million, or 0.60%, to $7.68 billion at December 31, 2017 as compared to $7.73 billion at December 31, 2016. This decrease was primarily due to a decrease in total deposits and the maturity in 2017 of all outstanding securities sold under agreements to repurchase outstanding at the close of 2016, partially offset by an increase of time deposits and a higher outstanding balance of advances from the FHLB and other borrowings.
Deposits
Total deposits decreased $290.3 million, or 4.59%, to $6.0 billion at December 31, 2018 compared to $6.3 billion at December 31, 2017. In 2018, decreases of $208.7 million in interest bearing, $126.9 million in noninterest bearing transaction accounts, and $95.4 million in savings and money market account deposits were partially offset by a $140.7 million increase in time deposits. These changes in deposits and deposit mix were largely affected by declines in deposits from Venezuela customers, as discussed below. The increase of $140.7 million in time deposits include $278.6 million in retail time deposits, partially offset by a decrease of $137.9 million in brokered time deposits. The increase in retail time deposits reflects a shift in customers’ deposit preferences as interest rates increased and we promoted longer time deposits by launching successful marketing campaigns offering competitive market rates during the period to increase these deposits, and in anticipation of higher future interest rates.
During the year ended December 31, 2018, deposits of customers domiciled in Venezuela decreased by $453.2 million, or 14.40%, to $2.7 billion at December 31, 2018 from $3.1 billion at December 31, 2017. In addition, deposit balances from other international customer deposits declined $15.6 million during 2018. These decreases were partially offset by an increase of $178.6 million, or 6.33%, in balances from domestic customer deposits. The trend of higher balances from U.S. customers reflects the Company’s continued focus on increasing the number of U.S. domestic customers while preserving valued foreign customer relationships.

Total deposits decreased $254.4 million, 3.87%, to $6.3 billion at December 31, 2017 as compared to $6.6 billion at December 31, 2016. In 2017, an increase in time deposits of $409.2 million partially offset decreases of $211.1 million, $239.4 million and $213.1 million in noninterest bearing, interest bearing, and savings and money market account balances, respectively. The increase of $409.2 million in time deposits includes $320.2 million in retail time deposits, and an increase of $89.0 million in brokered deposits. In 2017, the deposits of customers domiciled in Venezuela decreased by $530.1 million, or 14.41%, and deposits from other countries, mainly in Latin America and the Caribbean, decreased $63.7 million, or 15.32%. These decreases were partially offset by an increase of $339.4 million, or $13.67%, in balances from U.S. customer deposits. The trend in higher retail time deposits balances in 2017 is mainly the result of campaigns aimed at capturing these types of longer duration deposits at current market rates, as part of the strategy to position the balance sheet to benefit from expected future increases in market interest rates, and to attract domestic deposits and replace foreign deposits. The trend of higher balances from U.S. customer deposits reflects the Company’s focus on increasing its visibility to U.S. domestic customers, on reducing its perceived reliance on customer deposits from foreign sources, on minimizing its concentration of large fund providers, and actively managing potential regulatory risks associated with its deposits.
The Bank uses the Federal Financial Institutions Examination Council’s, or FFIEC’s, Uniform Bank Performance Report, or UBPR, definition of core deposits, which consists of all relationships under $250,000. Core deposits, which exclude brokered time deposits and retail time deposits of $250,000 or more, were $4.7 billion and $4.9 billion as of December 31, 2018 and 2017, respectively. Core deposits represented 77.46% and 77.76% of our total deposits at those dates, respectively. The slight decline in core deposits since December 31, 2017 resulted primarily from a combination of the Company closing certain foreign customer accounts and foreign customers drawing down their account balances.
We utilize brokered deposits and, as of December 31, 2018 and 2017, we had $642.1 million and $780.0 million in brokered deposits, which represented 10.64% and 12.34%, respectively, of our total deposits.
Deposits by Type: Average Balances and Average Rates Paid
The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
(in thousands, except percentages)	2018		2017		2016
	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$846,709	—%	$1,078,225	—%	$1,147,520	—%
Interest bearing deposits:
Checking and saving accounts:
NOW	1,397,783	0.05%	1,627,546	0.02%	1,811,316	0.04%
Money market	1,215,635	1.06%	1,312,252	0.67%	1,390,574	0.59%
Savings	422,672	0.02%	474,569	0.02%	511,576	0.02%
Time Deposits	2,366,423	1.78%	2,031,970	1.32%	1,638,051	1.01%
	5,402,513	1.03%	5,446,337	0.66%	5,351,517	0.48%
	$6,249,222	0.89%	$6,524,562	0.55%	$6,499,037	0.39%

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Domestic	$3,001,366	$2,822,799	$2,484,145	$2,030,078	$1,347,408
Foreign:
Venezuela	2,694,690	3,147,911	3,676,417	3,923,271	4,381,034
Others	336,630	352,263	416,803	566,325	546,638
Total foreign	3,031,320	3,500,174	4,093,220	4,489,596	4,927,672
Total deposits	$6,032,686	$6,322,973	$6,577,365	$6,519,674	$6,275,080
Our domestic deposits have increased every year since 2014, while our total foreign deposits, especially deposits from Venezuelans, have declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our customers. Additionally, in 2018 and 2017, the Bank selectively closed accounts held by Venezuelan and other international customers with approximately $272.4 million of deposits to reduce its compliance costs and risks. We believe our deposit de-risking process is substantially complete. Our other foreign deposits include deposits from non-Venezuelan affiliates of MSF.
The following shows the amounts and percentage changes in our domestic and foreign deposits, including Venezuelan deposits.
Percentage Changes in Deposits

	Years Ended December 31,
	2018	2017	2016	2015
Deposits
Domestic	6.33%	13.63%	22.37%	50.67%
Foreign:
Venezuela	(14.40)	(14.38)	(6.29)	(10.45)
Others	(4.44)	(15.48)	(26.40)	3.60
Total foreign	(13.40)	(14.49)	(8.83)	(8.89)
Total deposits	(4.59)	(3.87)	(0.88)	(3.90)
Changes to Deposits Between Reporting Dates

	Years Ended December 31,
(in thousands)	2018	2017	2016	2015
Domestic	$178,567	$338,654	$454,067	$682,670
Foreign:
Venezuela	(453,221)	(528,506)	(246,854)	(457,763)
Others	(15,633)	(64,540)	(149,522)	19,687
Total foreign	(468,854)	(593,046)	(396,376)	(438,076)
Total deposits	$(290,287)	$(254,392)	$57,691	$244,594

Changes to Deposits Due to Selected Account Closings

	Year Ended December 31,
(in thousands, except percentages)	2018	2017
Foreign deposits, including Venezuela, closed by the Bank (in thousands)	$76,380	$196,083
Bank deposit closing as a % of the change in total foreign deposits, including Venezuela	16.29%	33.06%
Percentage change in Venezuela deposits excluding selected accounts closing	(11.33)%	(9.19)%
Large Fund Providers
At December 31, 2018 and 2017, our large fund providers, defined as third-party customer relationships with balances of over $10.0 million, included six and four deposit relationships, respectively, with total balances of $74.4 million and $59.0 million, respectively. Additionally, at December 31, 2018 and 2017 deposits from MSF or its non-U.S. affiliates totaled $9.6 million and $49.5 million, respectively. These MSF-related deposits are expected to further decline in 2019.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2018		2017		2016
Less than 3 months	$339,485	24.34%	$301,872	25.56%	$216,742	23.50%
3 to 6 months	305,351	21.89%	220,862	18.70%	188,956	20.49%
6 to 12 months	331,739	23.78%	324,011	27.44%	277,810	30.12%
1 to 3 years	205,900	14.76%	197,119	16.69%	230,068	24.94%
Over 3 years	212,281	15.23%	137,088	11.61%	8,810	0.95%
Total	$1,394,756	100.00%	$1,180,952	100.00%	$922,386	100.00%
Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances and advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. The majority of our outstanding short-term borrowings at December 31, 2018, 2017 and 2016 corresponded to FHLB advances and, to a lesser extent, included borrowings from other banks. There were no repurchase agreements outstanding as of December 31, 2018 and 2017. There were $50.0 million in outstanding repurchase agreements as of December 31, 2016.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(in thousands, except percentages)	2018	2017	2016
Outstanding at period-end	$440,000	$567,000	$505,000
Average amount	505,417	460,708	379,833
Maximum amount outstanding at any month-end	632,000	567,000	545,250
Weighted average interest rate:
During period	2.10%	1.43%	0.92%
End of period	2.52%	1.43%	1.22%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2018	2017	2016
Net income	$45,833	$43,057	$23,579
Basic and diluted earnings per share	1.08	1.01	0.55

Average total assets	$8,373,108	$8,487,285	$8,196,523
Average stockholders' equity	728,175	766,083	717,727
Net income / Average total assets (ROA)	0.55%	0.51%	0.29%
Net income / Average stockholders' equity (ROE)	6.29%	5.62%	3.29%
Net income / Average tangible common equity (ROATCE)	6.48%	5.78%	3.39%
Average stockholders' equity / Average total assets ratio	8.70%	9.03%	8.76%

Adjusted net income (1)	$57,923	$48,403	$23,579
Adjusted basic and diluted earnings per share (1)	1.36	1.14	0.55

Adjusted net income / Average total assets (ROA) (1)	0.69%	0.57%	0.29%
Adjusted net income / Average stockholders' equity (ROE) (1)	7.95%	6.32%	3.29%
Adjusted net income / Average tangible common equity (ROATCE) (1)	8.19%	6.49%	3.39%
__________________

(1)	See “Non-GAAP Financial Measures Reconciliation” for an explanation of certain non-GAAP measures.

We had no outstanding dilutive instruments issued as of December 31, 2018 and 2017. Consequently, the basic and diluted earnings per share are equal in each of the periods presented. As of December 31, 2018, 736,839 unvested shares of restricted stock were excluded from the diluted earnings per share computation because when these share awards are multiplied by the average market price per share at that date, more shares would have been issued than restricted shares awarded. Therefore, such awards would have an anti-dilutive effect. As of December 31, 2017 and 2016, the Company had no other outstanding or potentially dilutive instruments.
During the years ended December 31, 2018 and 2017, earnings per share increased as a result of higher net income during those years.

Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in AOCI caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities and derivative instruments. AOCI is not included for purposes of determining our capital for bank regulatory purposes.
2018 compared to 2017
Stockholders’ equity decreased $6.0 million, or 0.80%, to $747.4 million as of December 31, 2018, as compared to December 31, 2017. The decrease resulted from the Special Dividend of $40.0 million paid on March 13, 2018 to MSF prior to the record date for the Spin-off and a $12.0 million increase in AOCL mainly the result of lower securities available for sale valuations compared to December 31, 2017. The lower securities valuations were due primarily to increases in market interest rates. Partially offsetting these results was the $45.8 million net income in 2018.
Initial Public Offering. On December 21, 2018, the Company closed the IPO of 6,300,000 shares of its Class A common stock at a public offering price of $13.00 per share. Of the 6,300,000 shares of Class A common stock sold in the IPO, the Company sold 1,377,523 shares of Class A common stock and MSF sold all of its 4,922,477 shares of Class A common stock. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 945,000 shares of Class A common stock at the public offering price, less the underwriting discount, to cover over-allotments. The net proceeds to us from the sale of shares of our Class A common stock in the IPO in December 2018 were approximately $17.9 million. We received no proceeds from the sale of shares of our Class A common stock in the IPO by MSF.
On January 23, 2019, the underwriters partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per share of Class A common stock. The net proceeds to us from this transaction were approximately $3.0 million.
MSF agreed to pay all underwriting discounts, commissions and offering expenses with respect to the IPO.

Class B Common Stock Repurchase at 97% of the sale price of Class A common stock. On December 27, 2018, following the December 21, 2018 closing of the Company’s IPO, the Company and MSF entered into the Class B Purchase Agreement. Pursuant to the Class B Purchase Agreement, the Company agreed to purchase up to all 3,532,457 shares of its nonvoting Class B common stock from MSF with the proceeds from Company sales of its Class A common stock. The purchase price of the shares of Class B common stock was 97% of the sales price of the shares of Class A common stock sold by the Company to finance its repurchases of Class B common stock held by MSF. The repurchase price for the Class B common stock was based upon various factors, including the advice of the Company’s financial advisors.
On December 28, 2018, the Company completed the purchase of 1,420,136 shares of Class B common stock from MSF for $12.61 per share of Class B common stock, representing an aggregate purchase price of approximately $17.9 million. These 1,420,136 shares of Class B common stock are held at December 31, 2018 as treasury stock under the cost method.
On March 7, 2019, the Company completed the purchase of the remaining 2,112,321 shares of the Company’s Class B common stock from MSF for a weighted average purchase price of $13.48 per share of Class B common stock, representing an aggregate purchase price of approximately $28.5 million at 97% of the sale price of Class A common stock subsequent to December 31, 2018. The repurchase price for the Class B common stock was based upon various factors, including the advice of the Company’s financial advisors. All 3,532,457 shares of Class B common stock repurchased from MSF are held as treasury stock under the cost method.
On February 1, 2019 and February 28, 2019, the Company issued and sold 153,846 shares and 1,750,000 shares, respectively, of Class A common stock in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and SEC Rule 506 (the “Private Placements”). The Company used the net proceeds from the Private Placements to fund the Final Class B Repurchase.
2017 compared to 2016
Shareholder’s equity increased $48.7 million, or 6.91%, to $753.5 million as of December 31, 2017 as compared to December 31, 2016, primarily due to $43.1 million net income, and a net increase in other comprehensive income of $5.6 million recorded during the year.
Liquidity Management. Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to manage our assets and liabilities in a manner that will meet our short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while seeking an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.
Our liquidity position is supported by management of liquid assets and liabilities, and access to other sources of funds. Liquid assets include cash, deposits in banks, available-for-sale securities, and maturities of our securities and loans. Liquid liabilities include core deposits, and advances from the FHLB and other borrowings. Other potential sources of liquidity include the ability to acquire additional deposits and the sale of loans. Our short-term and long-term liquidity requirements are primarily to fund ongoing operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, advances from the FHLB and other borrowings, and increases in customer deposits including time deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.
Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through deposits, we will seek to meet our liquidity needs through wholesale funding, including brokered deposits, or other borrowings on either a short- or long-term basis.

At December 31, 2018 and 2017, the Company had $1.2 billion of outstanding advances from the FHLB and other borrowings. During the year ended December 31, 2018, the Company repaid $1.3 billion of outstanding FHLB advances and other borrowings, and obtained new borrowing proceeds of $1.3 billion from these sources. There were no other borrowings as of December 31, 2018. As of December 31, 2017, other borrowings consisted of $12.0 million of short-term federal funds purchased from other banks which matured in January 2018. The following table summarizes the composition of our FHLB advances and other borrowings by type of interest rate:

	December 31,
(in thousands)	2018	2017
Advances from the FHLB and other borrowings:
Fixed rate ranging from 1.50% to 3.86% (December 31, 2017 - 0.90% to 3.86%)	$886,000	$918,000
Floating rate based on 3-month LIBOR ranging from 2.40% to 2.82% (December 31, 2017 - 1.23% to 1.71%) (1)	280,000	255,000
	$1,166,000	$1,173,000
__________________

(1)
We have designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. Subsequently in 2019, we terminated these hedges at a gain because we expect the pace of future rate increases to decline and negatively impact the value of these contracts.

At December 31, 2018, advances from the FHLB and other borrowings had maturities through 2023 (2021 at December 31, 2017) with interest rates ranging from 1.50% to 3.86% and, an average rate of 2.46% (interest rates ranging from 0.90% to 3.86%, and an average rate of 1.88% at December 31, 2017).
We also have available uncommitted federal funds credit lines with several U.S. banks and U.S. branches of foreign banks totaling $35.5 million and $60.5 million at December 31, 2018 and 2017, respectively. We have decreased our available credit lines with U.S. branches of foreign banks partially due to the decline in our international lending activities.
We had $1.4 billion, $1.3 billion and $1.6 billion of additional borrowing capacity with the FHLB as of December 31, 2018, 2017 and 2016, respectively. This additional borrowing capacity is primarily based on loans pledged as eligible collateral. We also maintain relationships in the capital markets with brokers and dealers to issue FDIC-insured certificates of deposits.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Mercantil Florida Bancorp Inc., or Mercantil Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $32.9 million as of December 31, 2018 and $39.1 million as of December 31, 2017 in funds available to service this junior subordinated debt.

There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI and AOCL. Management believes that these limitations will not affect our ability, and Mercantil Florida’s, to meet our ongoing short-term cash obligations. See — “Supervision and Regulation.”

Regulatory Capital Requirements
We are subject to various regulatory capital requirements administered by the Federal Reserve and OCC. Failure to meet regulatory capital requirements may result in certain discretionary, and possible mandatory actions by regulators that, if taken, could have a direct material effect on our business, financial condition and results of operation. Under the federal capital adequacy rules and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated for regulatory capital purposes. Our capital amounts and classification are also subject to qualitative judgments by the regulators, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon the regulations’ risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum CET1, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. Management believes, as of December 31, 2018, 2017 and 2016 that the Company and the Bank meet all capital adequacy requirements to which they are subject, and exceed the minimum requirements to be well-capitalized. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common equity tier 1 (CET1)	749,465	11.07%	304,671	4.50%	440,080	6.50%

December 31, 2017
Total capital ratio	$926,049	13.31%	$556,578	8.00%	$695,722	10.00%
Tier 1 capital ratio	852,825	12.26%	417,433	6.00%	556,578	8.00%
Tier 1 leverage ratio	852,825	10.15%	335,647	4.00%	419,559	5.00%
Common equity tier 1 (CET1)	753,545	10.68%	313,075	4.50%	452,220	6.50%

December 31, 2016
Total capital ratio	$890,147	13.05%	$545,727	8.00%	$682,159	10.00%
Tier 1 capital ratio	809,167	11.86%	409,295	6.00%	545,727	8.00%
Tier 1 leverage ratio	809,167	9.62%	328,392	4.00%	410,490	5.00%
Common equity tier 1 (CET1)	699,046	10.25%	306,971	4.50%	443,403	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common equity tier 1 (CET1)	826,114	12.20%	304,630	4.50%	440,021	6.50%

December 31, 2017
Total capital ratio	$885,855	12.69%	$556,446	8.00%	$695,557	10.00%
Tier 1 capital ratio	812,631	11.68%	417,334	6.00%	556,446	8.00%
Tier 1 leverage ratio	812,631	9.69%	335,600	4.00%	419,500	5.00%
Common equity tier 1 (CET1)	812,631	11.68%	313,001	4.50%	452,112	6.50%

December 31, 2016
Total capital ratio	$848,029	12.40%	$545,608	8.00%	$682,010	10.00%
Tier 1 capital ratio	767,048	11.30%	409,206	6.00%	545,608	8.00%
Tier 1 leverage ratio	767,048	9.20%	326,305	4.00%	407,881	5.00%
Common equity tier 1 (CET1)	767,048	11.30%	306,905	4.50%	443,307	6.50%
The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for CET1 capital, additional Tier 1 capital and Tier 2 capital. Although trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, our existing $114.1 million aggregate outstanding trust preferred securities are grandfathered, and continue to qualify as Tier 1 capital.
Effects of Inflation and Changing Prices
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry, which require the measurement of financial position and operating results in terms of historical Dollars without considering the changes in the relative purchasing power of money over time due to inflation.
Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. However, inflation affects a financial institution by increasing its cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Loan originations and re-financings also tend to slow as interest rates increase, and higher interest rates may reduce a financial institution’s earnings from such origination activities.

Off-Balance Sheet Arrangements
We may engage in a variety of financial transactions in the ordinary course of business that, under GAAP, may not be recorded on the balance sheet. Those transactions may include contractual commitments to extend credit in the ordinary course of our business activities to meet the financing needs of customers. Such commitments involve, to varying degrees, elements of credit, market and interest rate risk in excess of the amount recognized in the balance sheets. These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses. We use the same credit and collateral policies in making these credit commitments as we do for on-balance sheet instruments.
We evaluate each customer’s creditworthiness on a case-by-case basis and obtain collateral, if necessary, based on our credit evaluation of the borrower. In addition to commitments to extend credit, we also issue standby letters of credit that are commitments to a third-party in specified amounts of payment or performance, if our customer fails to meet its contractual obligation to the third-party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending credit to customers.
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

	December 31,
(in thousands)	2018	2017	2016
Commitments to extend credit	$923,424	$762,437	$916,724
Credit card facilities (1)	198,500	200,229	193,204
Letters of credit	27,232	18,350	16,492
	$1,149,156	$981,016	$1,126,420
__________________

(1)	Includes approximately $10.0 million of credit card facilities to international customers which had been temporarily suspended at December 31, 2018.

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to real estate and equipment operating leases and other borrowing arrangements.
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2018. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Our operating lease obligations are not reflected in our consolidated balance sheets in accordance with current accounting guidance. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.

As of December 31, 2018, we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$71,960	$6,281	$12,153	$10,455	$43,071
Borrowings:
FHLB advances and other borrowings	1,166,000	440,000	516,000	210,000	—
Junior subordinated debentures	118,110	—	—	—	118,110
Contractual interest payments (1)	164,734	32,199	39,422	23,564	69,549
	$1,520,804	$478,480	$567,575	$244,019	$230,730
__________________

(1)	Calculated assuming a constant interest rate as of December 31, 2018.
The Company is in the process of gathering a complete inventory of leases which will be subject to new lease accounting guidance pending adoption by the Company, and migrating identified lease data onto a new system platform. Based on a preliminary evaluation, the Company expects to recognize an asset and a corresponding lease liability for an amount currently expected to be less than one percent of the Company’s total consolidated assets upon adoption of the pending new lease accounting guidance.
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity. We expect to maintain adequate liquidity through the results of operations, loan and securities repayments and maturity activity and continued deposit gathering activities. We also have various borrowing facilities at the Bank to satisfy both short-term and long-term liquidity needs.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Our market risk is monitored by the Market Risk Management unit which reports to our Chief Risk Officer. The unit’s primary responsibilities are identifying, measuring, monitoring and controlling interest rate and liquidity risks and balance sheet asset/liability management, or ALM. It also assesses and monitors the price risk of the Bank’s investment activities, which represents the risk to earnings and capital arising from changes in the fair market value of our investment portfolio.
Among its duties, the Market Risk Management unit performs the following functions:

•	maintains a comprehensive market risk and ALM framework;

•	measures and monitors market risk and ALM across the organization to ensure that they are within approved risk limits and reports to ALCO and to the board of directors; and

•	recommends changes to risk limits to the board of directors.
We manage and implement our ALM strategies through monthly ALCO meetings. The business lines participate in the ALCO meetings. In the ALCO, the Bank discusses, analyzes and decides on the best course of action to implement strategies designed as part of the ALM process.
We centralize all the market risks taken by the Bank into the Treasury segment. This is primarily achieved by Treasury purchasing funds from deposit-gathering units and selling funds to asset-generating units at the corresponding terms and yield curve rates. Therefore, the risk inherent in term and rate mismatches between financial assets and liabilities are reflected in the Treasury segment. Treasury manages this risk using the appropriate mix of marketable securities, wholesale funding and derivatives contracts, while allowing our external business segments to focus their efforts on satisfying their customers’ financial needs, and building strong customer relationships.
Market Risk Measurement
ALM
We use sensitivity analyses as the primary tool to monitor and evaluate market risk, which is comprised of interest rate risk and price risk. Exposures are managed to a set of limits previously approved by our board of directors and monitored by ALCO.
Sensitivity analyses are based on changes in interest rates (both parallel yield curve changes as well as non-parallel), are performed for several different metrics, and include three types of analyses consistent with industry practices:

•	earnings sensitivity;

•	economic value of equity, or EVE; and

•	investment portfolio mark-to-market exposure (both available for sale and held to maturity).
The Company continues to be asset sensitive, therefore income is expected to increase when interest rates move higher.

Our higher duration has led to more sensitivity in the market values of financial instruments (assets and liabilities, including off balance sheet exposures). This sensitivity is captured in the EVE and investment portfolio mark-to-market exposure analyses. In the earnings sensitivity analysis, the opposite occurs. The higher duration will produce higher income today and less income variability during the next 12 months.
We monitor these exposures, and contrast them against limits established by our board of directors. Those limits correspond to the capital levels and the capital leverage ratio that we would report taking into consideration the interest rate increase scenarios modeled. Although we model the market price risk of the available for sale securities portfolio, and its projected effects on AOCI or AOCL (a component of shareholders’ equity), the Bank made an irrevocable election in 2015 to exclude the effects of AOCI or AOCL in the calculation of its regulatory capital ratios, in connection with the adoption of Basel III Capital Rules in the U.S.
Earnings Sensitivity
In this method, the financial instruments (assets, liabilities, on and off-balance sheet positions) generate interest rate risk exposure from mismatches in maturity and/or repricing given financial instruments’ characteristics or cash flow behaviors such as pre-payment speed. This method measures the potential change in our net interest income over the next 12 months, which illustrates our short term interest rate risk. This analysis subjects a static balance sheet to instantaneous and parallel interest rate shocks to the yield curves for the various interests and indices that affect our net interest income. We compare on a monthly basis the effect of the analysis on our net interest income over a one-year period against limits established by our board of directors.
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2018		2017
Change in Interest Rates (Basis points)
Increase of 200	$30,993	12.80%	$33,631	15.80%
Increase of 100	18,702	7.70%	19,585	9.20%
Decrease of 25	(5,554)	(2.30)%	(5,399)	(2.50)%
Decrease of 50 (2)	—	—%	(11,664)	(5.50)%
Decrease of 100 (3)	(22,789)	(9.40)%	—	—%
__________________
(1) Represents the change in net interest income, and the percentage that change represents of the base scenario net interest income. The base scenario assumes (i) flat interest rates over the next 12 months, (ii) that total financial instrument balances are kept constant over time and (iii) that interest rate shocks are instant and parallel to the yield curve, for the various interest rates and indices that affect our net interest income.

(2)	This scenario was discontinued in 2018.

(3)	This scenario was first modeled in 2018.

Net interest income in the base scenario, for each reported period, increased from the preceding period generally as a result of our earning asset mix recomposition and higher overall duration. Conversely, the longer duration caused less sensitivity in the interest rate scenarios as a percentage of the base scenario. The base scenario results are approximately $242.0 million and $213.0 million of net interest income for December 31, 2018 and 2017, respectively. The Bank continues to be asset sensitive, therefore income is still expected to increase when interest rates move higher.
The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions. In 2019, the Company began modeling interest rate increases of 50 basis points the results of which indicated a positive change to earnings.

Economic Value of Equity Analysis
We use Economic Value of Equity analysis, or EVE, to measure the potential change in the fair value of the Company’s asset and liability positions, and the subsequent potential effects on our economic capital. In the EVE analysis, we calculate the fair value of all assets and liabilities, including off-balance sheet instruments, based on different rate environments (i.e. fair value at current rates against the fair value based on parallel shifts of the yield curves for the various interest rates and indices that affect our net interest income). This analysis measures the long term interest rate risk of the balance sheet.
The following table shows the sensitivity of our EVE as a function of interest rate changes as of December 31, 2018 and 2017:

	Change in equity (1)
	December 31,
(percentages)	2018	2017
Change in Interest Rates (Basis points)
Increase of 200	(4.94)%	(2.50)%
Increase of 100	(1.21)%	0.04%
Decrease of 25	(0.28)%	(0.57)%
Decrease of 50 (2)	—%	(1.22)%
Decrease of 100 (3)	(1.86)%	—%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

(2)	This scenario was discontinued in 2018.

(3)	This scenario was first modeled in 2018.

The negative effects to EVE as of December 31, 2018 for the 200 and 100 basis point increase scenarios, and as of December 31, 2017 for the 200 basis point increase scenario, are principally attributed to our higher duration. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure
The Bank measures the potential change in the market price of its investment portfolio, and the resulting potential change on our equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2018 and 2017:

	Change in market value(1)
	December 31,
(in thousands)	2018	2017
Change in Interest Rates
(Basis points)
Increase of 200	$(92,213)	$(85,575)
Increase of 100	(44,780)	(40,042)
Decrease of 25	9,831	7,723
Decrease of 50 (2)	—	15,192
Decrease of 100 (3)	35,916	—
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

(2)	This scenario was discontinued in 2018.

(3)	This scenario was first modeled in 2018.

The average duration of our investment portfolio increased to 3.4 years at December 31, 2018 compared to 3.3 years at December 31, 2017. The higher duration was primarily the result of slower prepayments in the mortgage securities portfolio. As of December 31, 2018, the effect of the higher duration was partially offset by the purchase of interest rate swaps in order to reduce the interest rate sensitivity of the portfolio in a rising rate environment.
We monitor our interest rate exposures monthly through the ALCO, and seek to manage these exposures within limits established by our board of directors. Those limits correspond to the capital ratios that we would report taking into consideration the interest increase scenarios modeled. Notwithstanding that our model includes the available for sale securities portfolio, and its projected effect on AOCI or AOCL (a component of shareholders’ equity), we made an irrevocable election in 2015 to exclude the effects of AOCI or AOCL in the calculation of our regulatory capital ratios, in connection with the adoption of Basel III capital rules in the U.S.
Limits Approval Process
The ALCO is responsible for the management of market risk exposures and meets monthly. The ALCO monitors all the Bank’s exposures, compares them against specific limits, and takes actions to modify any exposure that the ALCO considers inappropriate based on market expectations or new business strategies, among other factors. The ALCO reviews and recommends market risk limits to our board of directors. These limits are reviewed annually or as more frequently as believed appropriate, based on various factors, including capital levels and earnings. The Market Risk Management unit supports the ALCO in the monitoring of market risk exposures and balance sheet management.

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2018 and December 31, 2017. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	December 31, 2018
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$85,710	$59,954	$—	$—	$—	$25,756
Securities:
Available for sale	1,586,051	502,314	249,861	233,734	575,750	24,392
Held to maturity	85,188	—	—	—	85,188	—
Federal Reserve Bank and Federal Home Loan Bank stock	70,189	57,139	—	—	—	13,050
Loans portfolio-performing (1)	5,902,393	3,829,747	1,093,110	621,960	357,576	—
Earning Assets	$7,729,531	$4,449,154	$1,342,971	$855,694	$1,018,514	$63,198
Liabilities
Interest bearing demand deposits	$1,288,030	$1,288,030	$—	$—	$—	$—
Saving and money market	1,588,703	1,588,703	—	—	—	—
Time deposits	2,387,131	1,477,113	548,463	343,490	18,065	—
FHLB advances and other borrowings	1,166,000	440,000	516,000	210,000	—	—
Junior subordinated debentures	118,110	64,178	—	—	53,932	—
Interest bearing liabilities	$6,547,974	$4,858,024	$1,064,463	$553,490	$71,997	—
Interest rate sensitivity gap		(408,870)	278,508	302,204	946,517	63,198
Cumulative interest rate sensitivity gap		(408,870)	(130,362)	171,842	1,118,359	1,181,557
Earnings assets to interest bearing liabilities (%)		91.58%	126.16%	154.60%	1,414.66%	N/M
__________________

(1)	“Loan portfolio-performing” excludes $17.8 million of non-performing loans.

N/M	Not meaningful

Item 8. Financial Statements and Supplementary Data

Financial Statements Information
The financial statements information required by this item is contained under the section entitled “Index to Financial Statements” (and the financial statements and related notes referenced therein) included under Item 15. Financial Statements and Exhibits of this Form 10-K.
Supplemental Quarterly Financial Information
The summary quarterly financial information set forth below has been derived from the Company’s unaudited interim consolidated financial statements and other financial information. The summary historical quarterly financial information includes all adjustments consisting of normal recurring accruals that the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.
The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited interim consolidated financial statements and our audited consolidated financial statements and the corresponding notes included in this Annual Report on Form 10-K.

(in thousands, except per share data)	2018				2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total interest income	$81,886	$79,625	$75,916	$71,931	$72,206	$71,426	$66,669	$63,019	$61,403	$60,491	$60,301	$56,632
Total interest expense	25,102	23,992	21,927	19,298	17,354	16,360	15,228	14,668	12,874	12,028	11,273	10,719
Net interest income	56,784	55,633	53,989	52,633	54,852	55,066	51,441	48,351	48,529	48,463	49,028	45,913
(Reversal of) provision for loan losses	(1,375)	1,600	150	—	(12,388)	1,155	3,646	4,097	4,209	2,840	9,291	5,770
Net interest income after (reversal of) provision for loan losses	58,159	54,033	53,839	52,633	67,240	53,911	47,795	44,254	44,320	45,623	39,737	40,143
Total non-interest income, excluding securities (losses) gains, net	12,994	12,965	14,970	13,945	15,333	25,932	17,582	14,239	17,745	15,086	14,115	14,293
Securities (losses) gains, net	(1,000)	(15)	16	—	86	(1,842)	177	(22)	(2,353)	3,287	304	(207)
Total noninterest expense	54,648	52,042	52,638	55,645	55,601	52,222	50,665	49,148	49,180	51,241	48,864	49,018
Net income before income taxes	15,505	14,941	16,187	10,933	27,058	25,779	14,889	9,323	10,532	12,755	5,292	5,211
Income tax expense	(1,075)	(3,390)	(5,764)	(1,504)	(18,240)	(8,437)	(4,499)	(2,816)	(3,491)	(3,758)	(1,099)	(1,863)
Net income	$14,430	$11,551	$10,423	$9,429	$8,818	$17,342	$10,390	$6,507	$7,041	$8,997	$4,193	$3,348
Basic and diluted earnings per share	$0.34	$0.27	$0.25	$0.22	$0.21	$0.41	$0.24	$0.15	$0.17	$0.21	$0.10	$0.08
Cash dividends declared per share	$—	$—	$—	$0.94	$—	$—	$—	$—	$—	$—	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2018 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
Certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Supplementary Item . Executive Officers of the Registrant”.
Item 11. Executive Compensation
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Compensation Committee Report,” “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV
Item 15. Financial Statements and Exhibits
(1) Index to Financial Statements.

MERCANTIL BANK HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mercantil Bank Holding Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mercantil Bank Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
April 1, 2019

We have served as the Company’s auditor since 1987.

PricewaterhouseCoopers LLP, 401 East Las Olas Boulevard, Suite 1800, Ft. Lauderdale, Florida 33301.
T: (305) 375 7400, F: (305) 375 6221, www.pwc.com/us

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2018	December 31, 2017

Assets
Cash and due from banks	$25,756	$44,531
Interest earning deposits with banks	59,954	108,914
Cash and cash equivalents	85,710	153,445
Securities
Available for sale	1,586,051	1,687,157
Held to maturity	85,188	89,860
Federal Reserve Bank and Federal Home Loan Bank stock	70,189	69,934
Securities	1,741,428	1,846,951
Loans held for sale	—	5,611
Loans, gross	5,920,175	6,066,225
Less: Allowance for loan losses	61,762	72,000
Loans, net	5,858,413	5,994,225
Bank owned life insurance	206,142	200,318
Premises and equipment, net	123,503	129,357
Deferred tax assets, net	16,310	14,583
Goodwill	19,193	19,193
Accrued interest receivable and other assets	73,648	73,084
Total assets	$8,124,347	$8,436,767
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$768,822	$895,710
Interest bearing	1,288,030	1,496,749
Savings and money market	1,588,703	1,684,080
Time	2,387,131	2,246,434
Total deposits	6,032,686	6,322,973
Advances from the Federal Home Loan Bank and other borrowings	1,166,000	1,173,000
Junior subordinated debentures held by trust subsidiaries	118,110	118,110
Accounts payable, accrued liabilities and other liabilities	60,133	69,234
Total liabilities	7,376,929	7,683,317
Commitments and contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 26,851,832 shares issued and outstanding (2017 - 24,737,470 shares issued and outstanding)	2,686	2,474
Class B common stock, $0.10 par value, 100 million shares authorized; 17,751,053 shares issued and outstanding	1,775	1,775
Additional paid in capital	385,367	367,505
Treasury stock, at cost; 1,420,136 Class B common shares	(17,908)	—
Retained earnings	393,662	387,829
Accumulated other comprehensive loss	(18,164)	(6,133)
Total stockholders' equity	747,418	753,450
Total liabilities and stockholders' equity	$8,124,347	$8,436,767
The accompanying notes are an integral part of these consolidated financial statements.

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Interest income
Loans	$257,611	$223,765	$188,526
Investment securities	49,207	47,913	49,495
Interest earning deposits with banks	2,540	1,642	806
Total interest income	309,358	273,320	238,827

Interest expense
Interest bearing demand deposits	657	394	653
Savings and money market deposits	12,911	8,856	8,306
Time deposits	42,189	26,787	16,576
Advances from the Federal Home Loan Bank	26,470	18,235	10,971
Junior subordinated debentures	8,086	7,456	7,129
Securities sold under agreements to repurchase	6	1,882	3,259
Total interest expense	90,319	63,610	46,894
Net interest income	219,039	209,710	191,933
Provision for (reversal of) loan losses	375	(3,490)	22,110
Net interest income after provision for loan losses	218,664	213,200	169,823

Noninterest income
Deposits and service fees	17,753	19,560	20,928
Brokerage, advisory and fiduciary activities	16,849	20,626	20,282
Change in cash surrender value of bank owned life insurance	5,824	5,458	4,422
Cards and trade finance servicing fees	4,424	4,589	4,250
Data processing, rental income and fees for other services to related parties	2,517	3,593	4,409
Gain on early extinguishment of advances from the Federal Home Loan Bank	882	—	714
Securities (losses) gains, net	(999)	(1,601)	1,031
Other noninterest income	6,625	19,260	6,234
Total noninterest income	53,875	71,485	62,270

Noninterest expense
Salaries and employee benefits	141,801	131,800	129,681
Professional and other services fees	19,119	16,399	11,937
Occupancy and equipment	16,531	17,381	18,368
Telecommunication and data processing	12,399	9,825	8,392
Depreciation and amortization	8,543	9,040	9,130
FDIC assessments and insurance	6,215	7,624	7,131
Other operating expenses	10,365	15,567	13,664
Total noninterest expenses	214,973	207,636	198,303
Net income before income tax	57,566	77,049	33,790
Income tax expense	(11,733)	(33,992)	(10,211)
Net income	$45,833	$43,057	$23,579

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on securities available for sale arising during the period	$(15,265)	$3,577	$(3,839)
Net unrealized holding gains (losses) on cash flow hedges arising during the period	2,663	152	3,598
Reclassification adjustment for net losses (gains) included in net income	571	833	(1,004)
Other comprehensive (loss) income	(12,031)	4,562	(1,245)
Comprehensive income	$33,802	$47,619	$22,334

Basic and diluted earnings per share (Note 20):	$1.08	$1.01	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2018

	Common Stock				Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Class A		Class B
(in thousands, except share data)	Shares Issued and Outstanding	Par value	Shares Issued and Outstanding	Par value		Treasury Stock
Balance at December 31, 2015	24,737,470	$2,474	17,751,053	$1,775	$367,505	$—	$320,099	$(9,450)	$682,403
Net income	—	—	—	—	—	—	23,579	—	23,579
Other comprehensive loss	—	—	—	—	—	—	—	(1,245)	(1,245)
Balance at December 31, 2016	24,737,470	$2,474	17,751,053	$1,775	$367,505	$—	$343,678	$(10,695)	$704,737
Net income	—	—	—	—	—	—	43,057	—	43,057
Reclassification of tax law impact on AOCI	—	—	—	—	—	—	1,094	(1,094)	—
Other comprehensive income	—	—	—	—	—	—	—	5,656	5,656
Balance at December 31, 2017	24,737,470	$2,474	17,751,053	$1,775	$367,505	$—	$387,829	$(6,133)	$753,450
Common stock issued	1,377,523	138	—	—	17,770	—	—	—	17,908
Repurchase of Class B common stock	—	—	—	—	—	(17,908)	—	—	(17,908)
Restricted stock issued	736,839	74	—	—	(74)	—	—	—	—
Stock-based compensation expense	—	—	—	—	166	—	—	—	166
Net income	—	—	—	—	—	—	45,833	—	45,833
Dividends	—	—	—	—	—	—	(40,000)	—	(40,000)
Other comprehensive loss	—	—	—	—	—	—	—	(12,031)	(12,031)
Balance at December 31, 2018	26,851,832	$2,686	17,751,053	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418

The accompanying notes are an integral part of these consolidated financial statements.

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$45,833	$43,057	$23,579
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (reversal of) loan losses	375	(3,490)	22,110
Net premium amortization on securities	16,926	19,357	27,264
Depreciation and amortization	8,543	9,040	9,130
Stock-based compensation expense	166	—	—
Increase in cash surrender value of bank owned life insurance	(5,824)	(5,458)	(4,422)
Net gain on sale of premises and equipment	—	(11,319)	(1,956)
Deferred taxes, securities net gains or losses and others	2,270	14,684	(3,991)
Gain on early extinguishment of advances from the FHLB	(882)	—	(714)
Net changes in operating assets and liabilities
Loans held for sale	—	(5,705)	(4,730)
Accrued interest receivable and other assets	3,655	(1,257)	(7,937)
Account payable, accrued liabilities and other liabilities	(8,901)	14,373	16,935
Net cash provided by operating activities	62,161	73,282	75,268

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(216,237)	(231,675)	(1,084,029)
Held to maturity securities	—	(90,196)	—
Federal Home Loan Bank stock	(27,667)	(41,044)	(53,350)
	(243,904)	(362,915)	(1,137,379)
Maturities, sales and calls of investment securities:
Available for sale	279,959	655,305	986,041
Held to maturity	4,400	315	—
Federal Home Loan Bank stock	27,413	30,600	44,253
	311,772	686,220	1,030,294
Net increase in loans	(33,199)	(393,636)	(259,931)
Proceeds from loan portfolio sales	173,473	85,767	105,164
Purchase of bank owned life insurance	—	(30,000)	(60,000)
Purchases of premises and equipment	(10,044)	(8,606)	(8,535)
Proceeds from sales of premises and equipment and others	911	30,737	8,159
Net proceeds from sale of subsidiary	7,500	—	—
Net cash provided by (used in) investing activities	206,509	7,567	(322,228)

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(430,984)	(663,568)	(388,520)
Net increase in time deposits	140,697	409,175	446,211
Net decrease in securities sold under agreements to repurchase	—	(50,000)	(23,488)
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	1,278,000	1,771,500	2,239,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(1,284,118)	(1,529,500)	(2,029,536)
Dividend paid	(40,000)	—	—
Proceeds from common stock issued - Class A	17,908	—	—
Repurchase of common stock - Class B	(17,908)	—	—
Net cash (used in) provided by financing activities	(336,405)	(62,393)	243,667
Net (decrease) increase in cash and cash equivalents	(67,735)	18,456	(3,293)

Cash and cash equivalents
Beginning of period	153,445	134,989	138,282
End of period	$85,710	$153,445	$134,989

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Supplemental disclosures of cash flow information
Cash paid:
Interest	$89,283	$61,590	$46,109
Income taxes	18,954	18,881	9,264
Noncash investing activities:
Loans transferred to other assets	925	319	5,545
Loans held for sale exchanged for securities	—	4,710	4,659

The accompanying notes are an integral part of these consolidated financial statements.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Mercantil Bank Holding Corporation (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has two principal subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), and Amerant Trust, N.A., a non-depository trust company (“Amerant Trust”).
The Bank has been serving the communities in which it operates for almost 40 years. The Bank is headquartered in the City of Coral Gables, Florida and has 23 Banking Centers, including 15 located in South Florida and 8 in the Greater Houston area, Texas, as well as a loan production office in New York City, New York, and a loan production office recently opened in Dallas, Texas. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s main operating subsidiaries Amerant Investments, Inc. and Amerant Trust, N.A.

The Company, Mercantil Servicios Financieros, C.A. (“MSF” or the “former parent”), and various individuals as Voting Trustees, entered into a Voting Trust Agreement (the “Voting Trust”) in October 2008. On July 24, 2018, the Voting Trust was terminated. The Company is now the sole shareholder of Mercantil Florida Bancorp, Inc. and the indirect owner of 100% of the Bank.
On August 8, 2018, the Company became subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Act”).
On October 24, 2018, the Company announced it is rebranding as “Amerant.” The Company’s principal subsidiaries have adopted this name and logo. The Company will use the Amerant brand and will officially change its corporate name upon approval at its annual shareholders’ meeting in 2019.
b) Spin-off

As of December 31, 2017 the Company was a wholly owned subsidiary of MSF. On March 15, 2018, MSF transferred ownership of 100% of the Company Shares to a non-discretionary common law, grantor trust formed pursuant to a Distribution Agreement among MSF, the Company and an unaffiliated trustee dated as of March 12, 2018, and governed by the laws of the State of Florida (the “Distribution Trust”). The Company and MSF are parties to an Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018 that provided for the spin-off (the “Spin-off”) of the Company from MSF.
The Distribution Trust was established by MSF and the Company pursuant to a Distribution Trust Agreement, as amended, with a Texas trust company, unaffiliated with MSF, as trustee. The Distribution Trust held 80.1% of the Company Shares (the “Distributed Shares”) for the benefit of MSF’s Class A and Class B common shareholders of record (“Record Holders”) on April 2, 2018 (“Record Date”). The remaining 19.9% of the Company Shares were held in the Distribution Trust for the benefit of MSF (the “Retained Shares”).
The Distributed Shares were distributed to MSF shareholders on August 10, 2018 (the “Distribution”). As a result of the Distribution, the Company became a separate company and its common stock was listed on the Nasdaq Global Select Market on August 13, 2018. The Distribution Trust held the Retained Shares pending their disposition by MSF.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

c) Initial Public Offering
On December 21, 2018, the Company completed an initial public offering (the “IPO”). See Note 15 to our consolidated financial statements for more information about the IPO.
At December 31, 2018, MSF beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System determined that MSF no longer controlled the Company for purposes of the Bank Holding Company Act of 1956.
In December 2018 in connection with the IPO, the Company repurchased approximately $1.4 million shares of Class B common stock from MSF. In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of Class B common stock held by MSF. See Note 15 to our consolidated financial statements for more information about the private placements and the repurchase of Retained Shares previously held by MSF.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these consolidated financial statements.
e) Basis of Presentation and Summary of Significant Accounting Policies
The following is a description of the significant accounting policies and practices followed by the Company in the preparation of the accompanying consolidated financial statements. These policies conform with generally accepted accounting principles in the United States (U.S. GAAP).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: i) the determination of the allowance for loan losses; (ii) the fair values of securities and the reporting unit to which goodwill has been assigned during the annual goodwill impairment test; (iii) the cash surrender value of bank owned life insurance; and (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
Income Recognition
Interest income is generally recognized on the accrual basis using the interest method. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as loan purchase premiums and discounts, are deferred and amortized over the term of the related loans as adjustments to interest income using the level yield method. Purchase premiums and discounts on debt securities are amortized as adjustments to interest income over the estimated lives of the securities using the level yield method.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Brokerage and advisory activities include brokerage commissions and advisory fees. Brokerage commissions earned are related to the dollar amount of trading volume of customers’ transactions. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Advisory fees are derived from investment advisory fees and account administrative services. Investment advisory fees are recorded as earned on a pro rata basis over the term of the contracts, based on a percentage of the average value of assets managed during the period. These fees are assessed and collected at least quarterly. Account administrative fees are charged to customers for the maintenance of their accounts and are earned and collected on a quarterly basis. Fiduciary activities fee income is recognized as earned on a pro rata basis over the term of contracts.
Card servicing fees include credit card issuance and credit and debit card interchange fees. Credit card issuance fees are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis.
Deposits and services fees include service charges on deposit accounts, fees for banking services provided to customers including wire transfers, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for customer accounts or when fixed and determinable per contractual agreements.
Data processing, rental income and fees for other services to related parties are recognized as the services are provided in accordance with the terms of the service agreements.
Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Unvested shares of restricted stock are excluded from the basic earnings per share computation.
Diluted net income per common share reflects the number of additional common stock that would have been outstanding if the dilutive potential common stock had been issued. Dilutive potential common stock consist of unvested shares of restricted stock outstanding during the period. The dilutive effect of potential common stock is calculated by applying the treasury stock method. The latter assumes dilutive potential common stock are issued and outstanding and the proceeds from the exercise, are used to purchase common stock at the average market price during the period. The difference between the numbers of dilutive potential common stock issued and the number of shares purchased is included as incremental shares in the denominator to compute diluted net income per common stock. Dilutive potential common stock are excluded from the diluted earnings per share computation in the period in which the effect is anti-dilutive.
Changes in the number of shares outstanding as a result of stock dividends, stock splits, stock exchanges or reverse stock splits are given effect retroactively for all periods presented to reflect those changes in capital structure.
Stock-based Compensation
The Company may grant share-based compensation and other related awards to its non-employee directors, officers, employees and certain consultants. Compensation cost is measured based on the estimated far value of the award at the grant date and recognized in earnings on a straight -line basis over the requisite service period or vesting period. The fair value of the unvested shares of restricted stock is based on the market price of the Company’s Class A common stock at the date of the grant.
Advertising Expenses
Advertising expenses are expensed as incurred and are included in other noninterest expenses.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Offering Expenses
Specific, non-reimbursable, incremental costs directly attributable to a proposed or actual securities offerings are deferred and charged against the gross proceeds of the offering.

Cash and Cash Equivalents
The Company has defined as cash equivalents those highly liquid instruments purchased with an original maturity of three months or less and include cash and cash due from banks, federal funds sold and deposits with banks.
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. At December 31, 2018 and 2017, these reserve balances amounted to approximately $0.2 million and $1.2 million, respectively.
Securities
The Company classifies its investments in securities as available for sale and held to maturity. Securities classified as available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) in stockholders’ equity on an after-tax basis. Securities classified as held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2018 and 2017 securities receivables amounted to $3.5 million and $6.5 million, respectively.
The Company considers an investment security to be impaired when a decline in fair value below the amortized cost basis is other-than-temporary. When an investment security is considered to be other-than-temporarily impaired, the cost basis of the individual investment security is written down through earnings by an amount that corresponds to the credit component of the other-than-temporary impairment. The amount of the other-than-temporary impairment that corresponds to the noncredit component of the other-than-temporary impairment is recorded in AOCI and is associated with securities which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the recovery of its fair value.
The Company estimates the credit component of other-than-temporary impairment using a discounted cash flow model. The Company estimates the expected cash flows of the underlying collateral using third party vendor models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment rates (based on historical performance and stress test scenarios). Assumptions used can vary widely from security to security and are influenced by such factors as current debt service coverage ratio, historical prepayment rates, expected prepayment rates, and loans’ current interest rates. The Company then uses, as it deems appropriate, a third party vendor to determine how the underlying collateral cash flows will be distributed to each security. The present value of an impaired debt security results from estimating its future cash flows, discounted at the security’s effective interest rate. The Company expects to recover the remaining noncredit related unrealized losses included as a component of AOCI.
Loans Held for Sale
Loans are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified for sale and a formal plan exists to sell them.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Loans
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans (including land acquisition, development and construction loans), single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the amount of unpaid principal, reduced by unamortized net deferred loan fees and origination costs and an allowance for loan losses. Unamortized net deferred loan fees and origination costs amounted to $7.1 million and $7.4 million at December 31, 2018 and 2017, respectively.
A loan is placed in nonaccrual status when management believes that collection in full of the principal amount of the loan or related interest is in doubt. Management considers that collectability is in doubt when any of the following factors are present, among others: (1) there is a reasonable probability of inability to collect principal, interest or both, on a loan for which payments are current or delinquent for less than ninety days; or (2) when a required payment of principal, interest or both is delinquent for ninety days or longer, unless the loan is considered well secured and in the process of collection in accordance with regulatory guidelines. Once a loan to a single borrower has been placed in nonaccrual status, management reviews all loans to the same borrower to determine their appropriate accrual status. When a loan is placed in nonaccrual status, accrual of interest and amortization of net deferred loan fees or costs are discontinued, and any accrued interest receivable is reversed against interest income.
Payments received on a loan in nonaccrual status are generally applied to its outstanding principal amount, unless there are no doubts on the full collection of the remaining recorded investment in the loan. When there are no doubts on the full collection of the remaining recorded investment in the loan, and there is sufficient documentation to support the collectability of that amount, payments of interest received may be recorded as interest income.
A loan in nonaccrual status is returned to accrual status when none of the conditions noted when first placed in nonaccrual status are currently present, none of its principal and interest is past due, and management believes there are reasonable prospects of the loan performing in accordance with its terms. For this purpose, management generally considers there are reasonable prospects of performance in accordance with the loan terms when at least six months of principal and interest payments or principal curtailments have been received, and current financial information of the borrower demonstrates that performance will continue into the near future.
The total outstanding principal amount of a loan is reported as past due thirty days following the date of a missed scheduled payment, based on the contractual terms of the loan.
Loans which have been modified because the borrowers were experiencing financial difficulty and the Company, for economic or legal reasons related to the debtors’ financial difficulties, granted a concession to the debtors that it would not have otherwise considered, are accounted for as troubled debt restructurings (“TDR”).
Allowance for Loan Losses
The allowance for loan losses represents an estimate of the current amount of principal that is probable the Company will be unable to collect given facts and circumstances as of the evaluation date, and includes amounts arising from loans individually and collectively evaluated for impairment. These estimated amounts are recorded through a provision for loan losses charged against income. Management periodically evaluates the adequacy of the allowance for loan losses to maintain it at a level believed reasonable to provide for recognized and unrecognized but inherent losses in the loan portfolio. The Company uses the same methods used to determine the allowance for loan losses, to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments and contingent obligations on letters of credit. These reserves for off-balance sheet credit risks are presented in the liabilities section in the consolidated balance sheets.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company develops and documents its methodology to determine the allowance for loan losses at the portfolio segment level. The Company determines its loan portfolio segments based on the type of loans it carries and their associated risk characteristics. The Company’s loan portfolio segments are: Real Estate, Commercial, Financial Institutions, Consumer and Other. Loans in these portfolio segments have distinguishing borrower needs and differing risks associated with each product type.
Real estate loans include commercial loans secured by real estate properties. Commercial loans secured by non-owner occupied real estate properties are generally granted to finance the acquisition or operation of commercial real estate properties, with terms similar to the properties’ useful lives or the operating cycle of the businesses. The main source of repayment of these real estate loans is derived from cash flows or conversion of productive assets and not from the income generated by the disposition of the property held as collateral. The main repayment source of loans granted to finance land acquisition, development and construction projects is generally derived from the disposition of the properties held as collateral, with the repayment capacity of the borrowers and any guarantors considered as alternative sources of repayment.
Commercial loans correspond to facilities established for specific business purposes such as financing working capital and capital improvements projects and asset-based lending, among others. These may be loan commitments, uncommitted lines of credit to qualifying customers, short term (one year or less) or longer term credit facilities, and may be secured, unsecured or partially secured. Terms on commercial loans generally do not exceed five years, and exceptions are documented. Commercial loans secured by owner-occupied real estate properties are generally granted to finance the acquisition or operation of commercial real estate properties, with terms similar to the properties’ useful lives or the operating cycle of the businesses. The main source of repayment of these commercial real estate loans is derived from cash flows and not from the income generated by the disposition of the property held as collateral. Commercial loans to borrowers in similar businesses or products with similar characteristics or specific credit requirements are generally evaluated under a standardized commercial credit program. Commercial loans outside the scope of those programs are evaluated on a case by case basis, with consideration of any exposure under an existing commercial credit program.
Loans to financial institutions and acceptances are facilities granted to fund certain transactions classified according to their risk level, and primarily include trade financing facilities through letters of credits, bankers’ acceptances, pre- and post-export financing, and working capital loans, among others. Loans in this portfolio segment are generally granted for terms not exceeding three years and on an unsecured basis under the limits of an existing credit program, primarily to large financial institutions in Latin America which the Company believes are of high quality. Prior to approval, management also considers cross-border and portfolio limits set forth in its programs and credit policies.
Consumer and other loans are retail open-end and closed-end credits extended to individuals for household, family and other personal expenditures. These loans include loans to individuals secured by their personal residence, including first mortgage, home equity and home improvement loans as well as revolving credit card agreements. Because these loans generally consist of a large number of relatively small-balance, homogeneous loans for each type, their risks are generally evaluated collectively.
An individual loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. The Company generally considers as impaired all loans in nonaccrual status, and other loans classified in accordance with an internal risk grading system exceeding a defined threshold when it is probable that an impairment exists and the amount of the potential impairment is reasonably estimable. To determine when it is probable that an impairment exists, the Company considers the extent to which a loan may be inadequately protected by the current net worth and paying capacity of the borrower or any guarantor, or by the current value of the collateral.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

When a loan is considered impaired, the potential impairment is measured as the excess of the carrying value of the loan over the present value of expected future cash flows at the measurement date, or the fair value of the collateral in the case where the loan is considered collateral-dependent. If the amount of the present value of the loan’s expected future cash flows exceeds the loan’s carrying amount, the loan is still considered impaired but no impairment is recorded. The present value of an impaired loan results from estimating its future cash flows, discounted at the loan’s effective interest rate. In the case of loans considered collateral-dependent, which are generally certain real estate loans for which repayment is expected to be provided solely by the operation or sale of the underlying collateral, the potential impairment is measured based on the fair value of the asset pledged as collateral. The allowance for loan losses on loans considered TDR is generally determined by discounting the restructured cash flows by the original effective interest rate on the loan.
Loans that do not meet the criteria of an individually impaired loan are collectively evaluated for impairment. These loans include large groups of smaller homogeneous loan balances, such as loans in the consumer and other loan portfolio segment, and all other loans that have not been individually identified as impaired. This group of collective loans is evaluated for impairment based on measures of historical losses associated with loans within their respective portfolio segments adjusted by a variety of qualitative factors. These qualitative factors incorporate the most recent data reflecting current economic conditions, industry performance trends or obligor concentrations within each portfolio segment, among other factors. Other adjustments may be made to the allowance for loans collectively evaluated for impairment based on any other pertinent information that management considers may affect the estimation of the allowance for loan losses, including a judgmental assessment of internal and external influences on credit quality that are not fully reflected in historical loss or their risk rating data. The measures of historical losses and the related qualitative adjustments are updated quarterly and semi-annually, respectively, to incorporate the most recent loan loss data reflecting current economic conditions.
Loans to borrowers that are domiciled in foreign countries, primarily loans in the Consumer and Financial Institutions portfolio segments, are also evaluated for impairment by assessing the probability of additional losses arising from the Company’s exposure to transfer risk. The Company defines transfer risk exposure as the possibility that a loan obligation cannot be serviced in the currency of payment (U.S. Dollars) because the borrower’s country of origin may not have sufficient available currency of payment or may have put restraints on its availability, such as currency controls. To determine an individual country’s transfer risk probability, the Company assigns numerical values corresponding to the perceived performance of that country in certain macroeconomic, social and political factors generally considered in the banking industry for evaluating a country’s transfer risk. A defined country’s transfer risk probability is assigned to that country based on an average of the individual scores given to those factors, calculated using an interpolation formula. The results of this evaluation are also updated semi-annually.
Loans in the Real Estate, Commercial and Financial Institutions portfolio segments are charged off against the allowance for loan losses when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral.
Consumer and other retail loans are charged off against the allowance for loan losses at the earlier of (1) when management becomes aware that a loss has occurred, or (2) when closed-end retail loans become past due 120 days or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Recoveries on loans represent collections received on amounts that were previously charged off against the allowance for loan losses. Recoveries are credited to the allowance for loan losses when received, to the extent of the amount previously charged off against the allowance for loan losses on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales or purchases when control over the assets has been surrendered by the transferor. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the transferor, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the transferor does not maintain effective control over the transferred assets.
Premises and Equipment, Net
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the remaining term of the lease. Repairs and maintenance are charged to operations as incurred; renewals, betterments and interest during construction are capitalized. Gains or losses on sales of premises and equipment are recorded as other noninterest income or noninterest expense, respectively, at the date of sale.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of recognition and measurement of an impairment loss, when the independent and identifiable cash flow of a single asset may not be determinable, the long-lived asset may be grouped with other assets of like cash flows. Recoverability of an asset or group of assets to be held and used is measured by comparing the carrying amount with future undiscounted net cash flows expected to be generated by the asset or group of assets. If an asset is considered impaired, the impairment recognized is generally measured by the amount by which the carrying amount of the asset or group exceeds its fair value.
Bank Owned Life Insurance
Bank owned life insurance policies (“BOLI”) are recorded at the cash surrender value of the insurance contracts, which represent the amount that may be realizable under the contracts, at the consolidated balance sheet dates. Changes to the cash surrender value are recorded as other noninterest income in the consolidated statements of operations.
Income Taxes
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the resulting net deferred tax asset is determined based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. The effect of changes in tax laws or rates is recognized in results in the period that includes the legislation enactment date. A valuation allowance is established against the deferred tax asset to the extent that management believes that it is more likely than not that any tax benefit will not be realized. Income tax expense is recognized on the periodic change in deferred tax assets and liabilities at the current statutory rates.
The results of operations of the Company and the majority of its wholly owned subsidiaries are included in the consolidated federal income tax return of the Company and its subsidiaries as members of the same consolidated tax group.
Under the intercompany income tax allocation policy, the Company and the subsidiaries included in the consolidated federal tax group are allocated current and deferred taxes as if they were separate taxpayers. As a result, the subsidiaries included in the consolidated group pay their allocation of income taxes to the Company, or receive payments from the Company to the extent that tax benefits are realized.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Goodwill
Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount (“Step 0”). If the results of the Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass the Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed (“Step 2”). In Step 2, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of goodwill allocated to that reporting unit. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value at the measurement date. At December 31, 2018 and 2017, goodwill was considered not impaired and, therefore, no impairment charges were recorded.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction.
Derivative Instruments
Derivative instruments are recognized on the consolidated balance sheet as other assets or other liabilities, at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. For derivative instruments that have not been designated and qualified as hedging relationships, the change in their fair value is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is initially recognized as a component of AOCI, and subsequently reclassified into earnings in the same period during which the hedged transactions affect earnings. The ineffective portion of the gain or loss, if any, is recognized immediately in earnings. The Company has designated certain derivatives as cash flow hedges. Management periodically evaluates the effectiveness of these hedges in offsetting the fluctuations in cash flows due to changes in benchmark interest rates.
Fair Value Measurement
Financial instruments are classified based on a three-level valuation hierarchy required by U.S. GAAP. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1
Inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market, as well as certain U.S. securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange traded instruments which value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. This category generally may include U.S. Government and U.S. Government Sponsored Enterprise mortgage backed debt securities and corporate debt securities.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recently Issued Accounting Pronouncements
Emerging Growth Company
Section 107 of the JOBS Act provides that, as an “emerging growth company”, or EGC, the Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period, for as long as it is available and consistent with bank regulatory requirements. The Federal bank regulators have not yet recognized or permitted public companies that are EGCs to delay the adoption of accounting pronouncements until those standards would otherwise apply to private companies. The Federal bank regulators position, unless changed, may cause us to adopt accounting principles earlier than required by the SEC.
Issued and Adopted
Removal of Outdated OCC Guidance
In May 2018, the Financial Accounting Standards Board (“FASB”) issued amendments which removed outdated guidance related to the Office of the Comptroller of the Currency (“OCC”)’s Banking Circular 202, Accounting for Net Deferred Tax Changes. This guidance, which limited the net deferred tax debits that can be carried on a bank’s statement of condition for regulatory purposes, has been rescinded by the OCC. These amendments became effective immediately upon issuance and had no impact to the Company’s consolidated financial statements.
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

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Issued and Not Yet Adopted
New Guidance on Leases
In December 2018, the FASB issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases which has not yet been adopted by the Company. The amendments in this Update address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs and, (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a right-of-use asset and a lease liability for most leases within the scope of the guidance. There were no significant changes to the guidance for lessors. These amendments, and the related pending new guidance, can be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented, and provides for certain practical expedients.

The amendments and related new guidance on leases are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for private companies, and for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years, for public companies. Early adoption is permitted. The Company is in the process of gathering a complete inventory of leases and migrating identified lease data onto a new system platform. Based on a preliminary evaluation, the Company expects to recognize an asset and a corresponding lease liability for an amount currently expected to be less than one percent of the Company’s total consolidated assets at adoption.

New Guidance on Accounting for Credit Losses on Financial Instruments
In November 2018, the FASB issued amendments to pending new guidance on accounting for current expected credit losses on financial instruments (“CECL”) to, among other things, align the implementation date for private companies’ annual financial statements with the implementation date for their interim financial statements. Prior to the issuance of these amendments, the guidance on accounting for CECL was effective for private companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. These amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal to those years, for private companies.
In June 2016, the FASB issued the new guidance on CECL. The new guidance introduces an approach based on expected losses to estimate credit losses on various financial instruments, including loans. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal to those years, for private companies, and for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, for public companies. Early adoption is permitted for fiscal years beginning after December 15, 2018.
The Company is currently assessing the impact that these changes will have on its consolidated financial statements, when adopted.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued targeted amendments to the guidance for recognition, presentation and disclosure of hedging activities. These targeted amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating whether the application of this new guidance will have an impact to the Company’s consolidated financial statements.
Statement of Cash Flows Classification of Certain Receipts and Payments
In August 2016 , the FASB issued specific guidance for the classification of a number of cash receipts and payments, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims and proceeds from the settlement of BOLI. The new guidance is effective for years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for private companies, and for years beginning after December 15, 2017 and interim periods within those fiscal years for public companies. Early adoption is permitted. The Company is currently assessing whether this new guidance will have a material impact on its consolidated statement of cash flows when adopted.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued changes to the guidance on the recognition and measurement of financial instruments. The changes include, among others, the removal of the available-for-sale category for equity securities and updates to certain disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for private companies, and for fiscal periods beginning December 15, 2017, and interim periods within those fiscal years, for public companies, with limited early adoption permitted. As of December 31, 2018, the Company classifies $23.1 million as available for sale equity securities. The Company currently expects that its available for sale equity securities consisting of a mutual fund investment will be reclassified out of the available for sale classification and presented separately on the face of the consolidated balance sheet. At adoption, the Company currently expects the cumulative unrealized loss of these securities previously recognized in AOCL will be recorded as an adjustment to the opening balance of retained earnings. Any further changes to the fair value of equity securities, other than equity method investments, will be recorded in net income. At December 31, 2018, the cumulative unrealized gross loss on this available for sale equity investment was $1.2 million. The Company is currently assessing whether other

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

elements of the new guidance will have a material impact on its consolidated financial position or results of operations or disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued a common revenue standard for recognizing revenue from contracts with customers. This new standard establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended effective date is annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019, for private companies, and for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, for public companies. Earlier adoption continues to be permitted. The Company is currently assessing whether the new guidance will have a material impact on its consolidated financial position or results of operations.

2.Interest Earning Deposits with Banks
At December 31, 2018 and 2017 interest earning deposits with banks are comprised of deposits with the Federal Reserve of approximately $60 million and $109 million, respectively. At December 31, 2018 and 2017, the average interest rate on these deposits was approximately 1.88% and 1.10%, respectively. These deposits mature within one year.

3.	Securities
Amortized cost and approximate fair values of securities available for sale are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$840,760	$2,197	$(22,178)	$820,779
Corporate debt securities	357,602	139	(5,186)	352,555
U.S. government agency debt securities	221,682	187	(4,884)	216,985
Municipal bonds	162,438	390	(2,616)	160,212
Mutual funds	24,266	—	(1,156)	23,110
Commercial paper	12,448	—	(38)	12,410
	$1,619,196	$2,913	$(36,058)	$1,586,051

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
At December 31, 2018 and 2017, the Company had no foreign sovereign debt securities.
The Company’s investment securities available for sale with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$90,980	$(2,995)	$608,486	$(19,183)	$699,466	$(22,178)
Corporate debt securities	243,667	(3,800)	75,762	(1,386)	319,429	(5,186)
U.S. government agency debt securities	63,580	(939)	133,886	(3,945)	197,466	(4,884)
Municipal bonds	1,449	(6)	94,331	(2,610)	95,780	(2,616)
Mutual funds	—	—	22,865	(1,156)	22,865	(1,156)
Commercial paper	12,410	(38)	—	—	12,410	(38)
	$412,086	$(7,778)	$935,330	$(28,280)	$1,347,416	$(36,058)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
At December 31, 2018 and 2017 debt securities issued or guaranteed by U.S. government-sponsored entities and agencies held by the Company were issued by institutions which the Company believes to possess little credit risk. The Company does not consider these securities to be other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not have the intent to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Unrealized losses on municipal and corporate debt securities, at December 31, 2018 and 2017, are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company does not consider these securities to be other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and management does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.
Amortized cost and approximate fair values of securities held to maturity, are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$82,326	$—	$(3,889)	$78,437
U.S. Government agency debt securities	2,862	—	(49)	2,813
	$85,188	$—	$(3,938)	$81,250

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$86,826	$47	$(441)	$86,432
U.S. Government agency debt securities	3,034	—	—	3,034
	$89,860	$47	$(441)	$89,466
Contractual maturities of securities at December 31, 2018 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$54,477	$54,306	$—	$—
After 1 year through 5 years	330,024	325,752	—	—
After 5 years through 10 years	166,152	163,039	—	—
After 10 years	1,044,277	1,019,844	85,188	81,250
No contractual maturities	24,266	23,110	—	—
	$1,619,196	$1,586,051	$85,188	$81,250
Actual maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Proceeds from sales and calls of securities available for sale in 2018 and 2017 were approximately$67 million and $393 million, respectively, with gross realized gains of $0.5 million and gross realized losses of $1.4 million in 2018 (gross realized gains of $2.6 million and gross realized losses of $4.2 million in 2017).
At December 31, 2018 and 2017, securities available for sale with a fair value of approximately $50 million and $246 million, respectively, were pledged as collateral. In 2018, these securities were pledged as collateral to secure sweep accounts. In 2017, these securities were pledged as collateral to secure advances from the FHLB and sweep accounts.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

4.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	December 31, 2018	December 31, 2017
Real estate loans
Commercial real estate
Nonowner occupied	$1,809,356	$1,713,104
Multi-family residential	909,439	839,709
Land development and construction loans	326,644	406,940
	3,045,439	2,959,753
Single-family residential	533,481	512,754
Owner-occupied	777,022	610,386
	4,355,942	4,082,893
Commercial loans	1,380,428	1,354,755
Loans to financial institutions and acceptances	68,965	497,626
Consumer loans and overdrafts	114,840	130,951
	$5,920,175	$6,066,225
The amounts in the table above include loans under syndication facilities for approximately $807 million and $989 million at December 31, 2018 and 2017, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies.
While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida, greater Houston and the greater New York City area, especially the five New York City boroughs. Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $19.5 million and $31.9 million at December 31, 2018 and 2017, respectively.

	December 31, 2018
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$128,971	$6,467	$135,438
Loans to financial institutions and acceptances	—	49,000	49,000
Commercial loans	—	73,636	73,636
Consumer loans and overdrafts (3)	28,191	13,494	41,685
	$157,162	$142,597	$299,759
__________________

(1)	Loans to borrowers in seventeen other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges for Venezuela residents card holders are suspended when the cardholders’ average deposits decline below the outstanding credit balance. At the beginning of 2018, the Company changed the monitoring of such balances from quarterly to monthly.

	December 31, 2017
(in thousands)	Brazil	Venezuela	Chile	Others (1)	Total
Real estate loans
Single-family residential (2)	$219	$145,069	$179	$7,246	$152,713
Loans to financial institutions and acceptances	129,372	—	93,000	258,811	481,183
Commercial loans	8,451	—	—	60,843	69,294
Consumer loans and overdrafts (3)	3,046	37,609	1,364	10,060	52,079
	$141,088	$182,678	$94,543	$336,960	$755,269
__________________

(1)	Loans to borrowers in eighteen other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)	Mostly comprised of credit card extensions of credit secured to customers with deposits with the Bank. Charging privileges are suspended, if the deposits decline below the outstanding credit balance.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The age analysis of the loan portfolio by class, including nonaccrual loans, as of December 31, 2018 and 2017 are summarized in the following tables:

	December 31, 2018
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,809,356	$1,809,356	$—	$—	$—	$—	$—	$—
Multi-family residential	909,439	909,439	—	—	—	—	—	—
Land development and construction loans	326,644	326,644	—	—	—	—	—	—
	3,045,439	3,045,439	—	—	—	—	—	—
Single-family residential	533,481	519,730	7,910	2,336	3,505	13,751	6,689	419
Owner-occupied	777,022	773,876	2,800	160	186	3,146	4,983	—
	4,355,942	4,339,045	10,710	2,496	3,691	16,897	11,672	419
Commercial loans	1,380,428	1,378,022	704	1,062	640	2,406	4,772	—
Loans to financial institutions and acceptances	68,965	68,965	—	—	—	—	—	—
Consumer loans and overdrafts	114,840	113,227	474	243	896	1,613	35	884
	$5,920,175	$5,899,259	$11,888	$3,801	$5,227	$20,916	$16,479	$1,303

	December 31, 2017
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,713,104	$1,712,624	$—	$—	$480	$480	$489	$—
Multi-family residential	839,709	839,709	—	—	—	—	—	—
Land development and construction loans	406,940	406,940	—	—	—	—	—	—
	2,959,753	2,959,273	—	—	480	480	489	—
Single-family residential	512,754	501,393	6,609	2,750	2,002	11,361	5,004	226
Owner-occupied	610,386	602,643	3,000	174	4,569	7,743	12,227	—
	4,082,893	4,063,309	9,609	2,924	7,051	19,584	17,720	226
Commercial loans	1,354,755	1,350,667	385	5	3,698	4,088	8,947	—
Loans to financial institutions and acceptances	497,626	497,626	—	—	—	—	—	—
Consumer loans and overdrafts	130,951	130,846	57	29	19	105	55	—
	$6,066,225	$6,042,448	$10,051	$2,958	$10,768	$23,777	$26,722	$226
At December 31, 2018 and 2017, loans with an outstanding principal balance of $1,680 million and $1,476 million, respectively, were pledged as collateral to secure advances from the FHLB.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

5.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 and its allocation by impairment methodology and the related investment in loans, net as of December 31, 2018, 2017 and 2016 are summarized in the following tables:

	December 31, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(2,885)	1,099	(3,917)	6,078	375
Loans charged-off
Domestic	(5,839)	(3,662)	—	(194)	(9,695)
International	—	(1,473)	—	(1,392)	(2,865)
Recoveries	212	1,367	—	368	1,947
Balances at end of the year	$22,778	$30,018	$445	$8,521	$61,762

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$1,282	$—	$1,091	$2,373
Collectively evaluated	22,778	28,736	445	7,430	59,389
	$22,778	$30,018	$445	$8,521	$61,762
Investment in loans, net of unearned income
Individually evaluated	$717	$9,652	$—	$3,089	$13,458
Collectively evaluated	3,037,604	2,254,607	69,003	545,503	5,906,717
	$3,038,321	$2,264,259	$69,003	$548,592	$5,920,175

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	December 31, 2017
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$30,713	$40,897	$5,304	$4,837	$81,751
Reversal of provision for loan losses	(221)	(1,027)	(942)	(1,300)	(3,490)
Loans charged-off
Domestic	(97)	(1,979)	—	(424)	(2,500)
International	—	(6,166)	—	(757)	(6,923)
Recoveries	895	962	—	1,305	3,162
Balances at end of the year	$31,290	$32,687	$4,362	$3,661	$72,000
Allowance for loan losses by impairment methodology
Individually evaluated	$—	$2,866	$—	$—	$2,866
Collectively evaluated	31,290	29,821	4,362	3,661	69,134
	$31,290	$32,687	$4,362	$3,661	$72,000
Investment in loans, net of unearned income
Individually evaluated	$1,318	$20,907	$—	$374	$22,599
Collectively evaluated	2,912,786	2,073,351	497,626	559,863	6,043,626
	$2,914,104	$2,094,258	$497,626	$560,237	$6,066,225

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	December 31, 2016
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$18,331	$44,734	$9,226	$4,752	$77,043
Provision for (reversal of) loan losses	8,570	16,153	(3,922)	1,309	22,110
Loans charged-off
Domestic	(94)	(1,496)	—	(224)	(1,814)
International	—	(19,610)	—	(1,186)	(20,796)
Recoveries	3,906	1,116	—	186	5,208
Balances at end of the year	$30,713	$40,897	$5,304	$4,837	$81,751
Allowance for loan losses by impairment methodology
Individually evaluated	$—	$6,596	$—	$—	$6,596
Collectively evaluated	30,713	34,301	5,304	4,837	75,155
	$30,713	$40,897	$5,304	$4,837	$81,751
Investment in loans, net of unearned income
Individually evaluated	$13,792	$51,332	$—	$4,205	$69,329
Collectively evaluated	2,364,161	2,398,552	416,336	516,383	5,695,432
	$2,377,953	$2,449,884	$416,336	$520,588	$5,764,761

The following is a summary of the recorded investment amount of loan sales by portfolio segment in the years ended December 2018, 2017 and 2016:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2018	$20,248	$138,244	$—	$14,981	$173,473
2017	$15,040	$35,260	$40,177	$—	$90,477
2016	$9,151	$72,597	$23,500	$—	$105,248

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following is a summary of impaired loans as of December 31, 2018 and 2017:

	December 31, 2018
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$7,935	$—	$—	—
Multi-family residential	—	717	717	724	722	—	32
Land development and construction loans	—	—	—	—	—	—	—
	—	717	717	8,659	722	—	32
Single-family residential	3,086	306	3,392	4,046	3,427	1,235	108
Owner-occupied	169	4,427	4,596	5,524	4,601	75	14
	3,255	5,450	8,705	18,229	8,750	1,310	154
Commercial loans	4,585	148	4,733	7,464	6,009	1,059	952
Consumer loans and overdrafts	9	11	20	15	17	4	—
	$7,849	$5,609	$13,458	$25,708	$14,776	$2,373	$1,106

	December 31, 2017
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$—	$327	$327	$225	$327	$—	$—
Multi-family residential	—	1,318	1,318	7,898	1,330	—	54
Land development and construction loans	—	—	—	1,359	—	—	—
	—	1,645	1,645	9,482	1,657	—	54
Single-family residential	—	877	877	3,100	871	—	1,101
Owner-occupied	—	10,918	10,918	13,440	12,323	—	11
	—	13,440	13,440	26,022	14,851	—	1,166
Commercial loans	7,173	1,986	9,159	18,211	14,784	2,866	12
Consumer loans and overdrafts	—	—	—	—	—	—	—
	$7,173	$15,426	$22,599	$44,233	$29,635	$2,866	$1,178

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Troubled Debt Restructurings
The following table shows information about loans that were modified and met the definition of TDR during 2018, 2017 and 2016:

	2018		2017		2016
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Nonowner occupied (1)	1	$—	—	$—	1	$208
Single-family residential	—	—	2	—	1	49
Owner-occupied	1	1,831	1	—	3	846
	2	1,831	3	—	5	1,103
Commercial loans	2	622	1	1,473	2	11,172
Consumer loans and overdrafts	1	10	—	—	—	—
Total (2) (3)	5	$2,463	4	$1,473	7	$12,275
_________________

(1)
In the fourth quarter of 2018, the Company sold one non-performing loan in the Houston area with a carrying value of $10.2 million, and charged off $5.8 million against the allowance for loan losses. This loan had been modified and met the definition of a TDR during the second quarter of 2018.

(2)	During 2018 and 2017, the Company charged off a total of approximately $6.9 million and $6.0 million, respectively, against the allowance for loan losses as a result of these TDR loans.

(3)
At December 31, 2018, 2017 and 2016, all TDR loans were primarily real estate and commercial loans under modified terms, including interest payment deferments and others, that did not substantially impact the allowance for loan losses since the recorded investment in these impaired loans corresponded to their realizable value, which approximated their fair values, or higher, prior to their designation as TDR.

During 2018, 2017 and 2016, TDR loans that subsequently defaulted within the 12 months of restructuring were as follows:

	2018		2017		2016
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Single-family residential	—	$—	—	$—	6	$3,010
Owner-occupied	1	1,831	1	618	4	2,959
	1	1,831	1	618	10	5,969
Commercial loans	1	589	—	—	—	—
Consumer loans and overdrafts	1	10	—	—	—	—
	3	$2,430	1	$618	10	$5,969

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Credit Risk Quality
The sufficiency of the allowance for loan losses is reviewed monthly by the Chief Risk Officer and the Chief Financial Officer. These recommendations are reviewed and approved monthly by the Executive Management Committee. The Board of Directors considers the allowance for loan losses as part of its review of the Company’s consolidated financial statements. As of December 31, 2018 and 2017, the Company believes the allowance for loan losses to be sufficient to absorb losses in the loans portfolio in accordance with U.S. GAAP.
Loans may be classified but not considered impaired due to one of the following reasons: (1) the Company has established minimum dollar amount thresholds for loan impairment testing, which results in loans under those thresholds being excluded from impairment testing and therefore not included in impaired loans; (2) classified loans may be considered nonimpaired because collection of all amounts due is probable.
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related primarily to (i) the risk rating of loans, (ii) the loan payment status, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the main geographies where the Company’s borrowers conduct their businesses. The Company considers the views of its regulators as to loan classification and impairment.
The Company utilizes a credit risk rating system to identify the risk characteristics of each of its loans, or group of homogeneous loans such as consumer loans. Loans are rated on a quarterly basis (or more frequently when the circumstances require it) on a scale from 1 (worst credit quality) to 10 (best credit quality). Loans are then grouped in five master risk categories for purposes of monitoring rising levels of potential loss risks and to enable the activation of collection or recovery processes as defined in the Company’s Credit Risk Policy. The following is a summary of the master risk categories and their associated loan risk ratings, as well as a description of the general characteristics of the master risk category:

Loan Risk Rating
Master risk category
Nonclassified	4 to 10
Classified	1 to 3
Substandard	3
Doubtful	2
Loss	1
Nonclassified
This category includes loans considered as Pass and Special Mention. A loan classified as pass is considered of sufficient quality to preclude a lower adverse rating. These loans are generally well protected by the current net worth and paying capacity of the borrower or by the value of any collateral received. Special Mention loans are defined as having potential weaknesses that deserve management’s close attention which, if left uncorrected, could potentially result in further credit deterioration. Special Mention loans may include loans originated with certain credit weaknesses or that developed those weaknesses since their origination.
Classified
This classification indicates the presence of credit weaknesses which could make loan repayment unlikely, such as partial or total late payments and other contractual defaults.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Substandard
A loan classified substandard is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. They are characterized by the distinct possibility that the Company will sustain some loss if the credit weaknesses are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets.
Doubtful
These loans have all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collection in full in a reasonable period of time. As a result, the possibility of loss is extremely high.
Loss
Loans classified as loss are considered uncollectible and of such little value that the continuance as bankable assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but not to the point where a write-off should be deferred even though partial recoveries may occur in the future. This classification is based upon current facts, not probabilities. As a result, loans in this category should be promptly charged off in the period in which they surface as uncollectible.

Loans by Credit Quality Indicators
The Company’s loans by credit quality indicators as of December 31, 2018 and 2017 are summarized in the following tables:

	December 31, 2018
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,802,573	$6,561	$222	$—	$—	$1,809,356
Multi-family residential	909,439	—	—	—	—	909,439
Land development and construction loans	326,644	—	—	—	—	326,644
	3,038,656	6,561	222	—	—	3,045,439
Single-family residential	526,373	—	7,108	—	—	533,481
Owner-occupied	758,552	9,019	9,451	—	—	777,022
	4,323,581	15,580	16,781	—	—	4,355,942
Commercial loans	1,369,434	3,943	6,462	589	—	1,380,428
Loans to financial institutions and acceptances	68,965	—	—	—	—	68,965
Consumer loans and overdrafts	108,778	—	6,062	—	—	114,840
	$5,870,758	$19,523	$29,305	$589	$—	$5,920,175

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	December 31, 2017
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,711,595	$1,020	$489	$—	$—	$1,713,104
Multi-family residential	839,709	—	—	—	—	839,709
Land development and construction loans	406,940	—	—	—	—	406,940
	2,958,244	1,020	489	—	—	2,959,753
Single-family residential	506,885	—	5,869	—	—	512,754
Owner-occupied	592,468	4,051	13,867	—	—	610,386
	4,057,597	5,071	20,225	—	—	4,082,893
Commercial loans	1,334,543	6,100	14,112	—	—	1,354,755
Loans to financial institutions and acceptances	497,626	—	—	—	—	497,626
Consumer loans and overdrafts	126,838	—	4,113	—	—	130,951
	$6,016,604	$11,171	$38,450	$—	$—	$6,066,225
Credit Risk Quality Indicators - Consumer Loan Classes
The credit risk quality of the Company’s residential real estate and consumer loan portfolios is evaluated by considering the repayment performance of individual borrowers, and then classified on an aggregate or pool basis. Loan secured by real estate in these classes which have been past due 90 days or more, and 120 days (non-real estate secured) or 180 days or more, are classified as Substandard and Loss, respectively. When the Company has documented that past due loans in these classes are well-secured and in the process of collection, then the loans may not be classified. These indicators are updated at least quarterly.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2018		2017		2016
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$518,106	97.12%	$499,307	97.38%	$455,410	96.80%
30-59 Days Past Due	7,634	1.43%	6,025	1.17%	4,675	0.99%
60-89 Days Past Due	633	0.12%	2,193	0.43%	1,395	0.30%
90+ Days Past Due	419	0.08%	225	0.04%	116	0.02%
	8,686	1.63%	8,443	1.64%	6,186	1.31%
Total Accrual Loans	$526,792	98.75%	$507,750	99.02%	$461,596	98.11%
Non-Accrual Loans
Current	$1,624	0.30%	$2,086	0.41%	$2,290	0.49%
30-59 Days Past Due	276	0.05%	584	0.11%	—	—%
60-89 Days Past Due	1,703	0.32%	557	0.11%	38	0.01%
90+ Days Past Due	3,086	0.58%	1,777	0.35%	6,565	1.39%
	5,065	0.95%	2,918	0.57%	6,603	1.40%
Total Non-Accrual Loans	6,689	1.25%	5,004	0.98%	8,893	1.89%
	$533,481	100.00%	$512,754	100.00%	$470,489	100.00%
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2018		2017		2016
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$113,211	98.58%	$130,830	99.91%	$120,463	98.40%
30-59 Days Past Due	466	0.41%	48	0.04%	1,076	0.88%
60-89 Days Past Due	243	0.21%	18	0.01%	443	0.36%
90+ Days Past Due	885	0.77%	—	—%	370	0.30%
	1,594	1.39%	66	0.05%	1,889	1.54%
Total Accrual Loans	$114,805	99.97%	$130,896	99.96%	$122,352	99.94%
Non-Accrual Loans
Current	$16	0.01%	$16	0.01%	$43	0.03%
30-59 Days Past Due	8	0.01%	9	0.01%	22	0.02%
60-89 Days Past Due	—	—%	11	0.01%	—	—%
90+ Days Past Due	11	0.01%	19	0.01%	9	0.01%
	19	0.02%	39	0.03%	31	0.03%
Total Non-Accrual Loans	35	0.03%	55	0.04%	74	0.06%
	$114,840	100.00%	$130,951	100.00%	$122,426	100.00%

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2018	2017	(in years)
Land	$18,307	$18,307	NA
Buildings and improvements	100,152	93,848	10–30
Equipment leased under an operating lease	—	19,626	15
Furniture and equipment	21,579	19,832	3–10
Computer equipment and software	31,225	29,749	3
Leasehold improvements	19,301	18,260	5–10
Work in progress	5,170	6,532	NA
	$195,734	$206,154
Less: Accumulated depreciation and amortization	(72,231)	(76,797)
	$123,503	$129,357
There were no significant sales of properties in 2018. In 2017, the Company sold one property in New York City (the “New York Building”) and a Florida banking center building with a total carrying value of approximately $19.1 million and realized an aggregate gain on sale of approximately $11.3 million. In 2016, the Company sold properties with a carrying value of approximately $1.0 million and realized an aggregate gain on sale of approximately $2.0 million.
In 2018, the Company sold all of its interest in an operating subsidiary, which held an aircraft leased solely to MSF under an operating lease.
Depreciation and amortization expense was approximately $8.5 million, $9.0 million and $9.1 million in the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, 2017 and 2016 fully-depreciated equipment with an original cost of approximately $0.8 million, $1.4 million and $1.9 million, respectively, were written-off and charged against their respective accumulated depreciation.

7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion and $1.2 billion at December 31, 2018 and 2017, respectively. Time deposits in denominations of $250,000 or more amounted to approximately $718 million and $624 million at December 31, 2018 and 2017, respectively. The average interest rate paid on time deposits was approximately 2.51% in 2018 and 1.26% in 2017. Time deposits include brokered time deposits, all in denominations of less than $100,000. As of December 31, 2018 and 2017 brokered time deposits amounted to $642 million and $780 million, respectively.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

At December 31, 2018 and 2017 time deposits maturities were as follows:

(in thousands, except percentages)	2018		2017
Year of Maturity	Amount	%	Amount	%
2018	$—	—%	$1,357,668	60.44%
2019	1,438,565	60.26%	331,515	14.76%
2020	361,255	15.13%	194,175	8.64%
2021	168,850	7.07%	103,781	4.62%
2022	135,265	5.67%	106,550	4.74%
2023 and thereafter	283,196	11.87%	152,745	6.80%
Total	$2,387,131	100.00%	$2,246,434	100.00%

8.	Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2018 and 2017, the Company had outstanding advances from the FHLB and other borrowings as follows:

Year of Maturity	Interest Rate	December 31, 2018	December 31, 2017
(in thousands, except percentages)
2018	0.90% to 2.03%	$—	$567,000
2019	1.00% to 3.86%	440,000	155,000
2020	1.50% to 2.74%	306,000	211,000
2021	1.93% to 3.08%	210,000	240,000
2022 and after	2.48% to 3.23%	210,000	—
		$1,166,000	$1,173,000
At December 31, 2018, advances from the FHLB include $280 million ($255 million in 2017) which have variable interest rates ranging from 2.40% to 2.82% with maturities in 2019 (1.23% to 1.71% with maturities in 2018 and 2019).
At December 31, 2018 and 2017, the Company held stock of the FHLB for approximately $57 million. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2018 and 2017, the Company was in compliance with this requirement.
There were no other borrowings at December 31, 2018. Other borrowings at December 31, 2017 included $12 million in advances from other banks which matured in January 2018.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

9.	Derivative Instruments
From time to time, the Company enters into derivative financial instruments as part of its interest rate management activities and to facilitate customer transactions. Those instruments may or not be designated and qualify as part of a hedging relationship. The customer derivatives we use for the Company’s account are matched against derivatives from third parties, but are not designated as hedging instruments.
At December 31, 2018 and 2017 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$9,386	$283	$5,462	$—
Interest rate swaps not designated as hedging instruments:
Customers	1,420	—	1,375	—
Third party broker	—	1,420	—	1,375
	1,420	1,420	1,375	1,375
Interest rate caps not designated as hedging instruments:
Customers	—	685	—	195
Third party broker	685	—	195	—
	685	685	195	195
	$11,491	$2,388	$7,032	$1,570
Derivatives Designated as Hedging Instruments
The Company maintains interest rate swaps contracts which the Company had designated and qualified as cash flow hedges. These interest rate swaps were designed as cash flow hedges to manage the exposure that arises from differences in the amount of the Company’s known or expected cash receipts and the known or expected cash payments related to the Company’s variable-rate borrowings from the FHLB, the value of which are determined by interest rates.
At December 31, 2018 and 2017 the Company’s interest rate swaps designated as cash flow hedges involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
At December 31, 2018 and 2017, respectively, the Company had 16 and 15 interest rate swap contracts with total notional amounts of $280 million and $255 million, respectively, that were designated as cash flow hedges of floating rate interest payments on the currently outstanding and expected rollover of variable-rate advances from the FHLB. At December 31, 2018, these advances have a carrying amount of $280 million and maturities of less than one year ($366 million with maturities ranging from two to nine years at December 31, 2017). The interest rate swaps mature in one to eight years (three to nine years in 2017). The Company expects the hedge relationships to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the years ended December 31, 2018 and 2017.
In February and March 2019, the Company terminated the interest rate swaps designated as cash flow hedges. The Company will recognize the contracts cumulative net unrealized gains in earnings over the remaining original life of the terminated interest rate swaps.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Derivatives Not Designated as Hedging Instruments
At December 31, 2018 and 2017, the Company had eight and one interest rate swap contracts with customers with a total notional amount of $80.4 million and $54.6 million, respectively. These instruments involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contracts. In addition, at December 31, 2018 and 2017, the Company had interest rate swap mirror contracts with a third party broker with similar terms. These instruments have maturities ranging from 5 to 10 years (10 years in 2017) and do not involve the exchange of the underlying notional amount.
At December 31, 2018 and 2017, the Company had sixteen and seven interest rate cap contracts with customers with a total notional amount of $323.7 million and $162.1 million, respectively. In addition, at December 31, 2018 and 2017, the Company had interest rate cap mirror contracts with various third party brokers with similar terms. These instruments’ maturities range from less than 1 to 5 years (1 and half years to 4 years in 2017).

10.	Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2018 and 2017, the Company owns all of the common capital securities issued by 8 statutory trust subsidiaries (“the Trust Subsidiaries”). These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company. The debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The junior subordinated debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following table provides information of the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the Trust Subsidiaries as of December 31, 2018 and 2017:

(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$26,830	$28,068	1998	8.90%	2028
Commercebank Statutory Trust II	15,000	15,464	2000	10.60%	2030
Commercebank Capital Trust III	10,000	10,400	2001	10.18%	2031
Commercebank Capital Trust VI	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$114,080	$118,110
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2018 and 2017, no payment of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

11.	Incentive Compensation and Benefit Plans
a) Stock-based Incentive Compensation Plan
On March 12, 2018, MSF, our sole shareholder at that time, approved the Mercantil Bank Holding Corporation 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). The Company has reserved up to 3,333,333 shares of Class A common stock for issuance pursuant the grant of options rights, appreciation rights, restricted stock, restricted stock units and other awards under the 2018 Equity Plan.
On December 21, 2018, in connection with the closing of the Company’s IPO, the Company’s directors were granted restricted stock units, and various Company officers and employees were granted restricted Class A common stock awards, under the 2018 Equity Plan.
Restricted Stock Awards
On December 21, 2018, the Company granted 736,839 shares of restricted Class A common stock to officers and employees. These shares of restricted stock will vest in three approximately equal amounts on each of December 21, 2019, 2020 and 2021. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $13.45. In 2018, the Company recorded $0.2 million of compensation expense related to these restricted stock awards. The total unearned deferred compensation expense of $9.8 million for all unvested restricted stock outstanding at December 31, 2018 will be recognized over a weighted average period of 2 years.
Restricted Stock Units
On December 21, 2018, the Company granted 86,535 restricted stock units (“RSUs”) to its non-employee directors. Of the 86,535 RSUs, 57,690 RSUs are settled in shares of Class A common stock while the remaining 28,845 RSUs are settled in cash, both upon vesting. These RSUs will vest in three approximately equal amounts on each of December 21, 2019, 2020 and 2021.
b) Employee Benefit Plan
The Mercantil Bank U.S.A. Retirement Plan (the “401(k) Plan”) is a 401(k) benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached the age of 21 may contribute a percentage of their salaries to the Plan as elected by each participant.
The Company contributed to the Plan approximately $5 million and $4 million in 2018 and 2017, respectively, in matching contributions.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company maintains the Amerant Bank, N.A. Executive Deferred Compensation Plan as a non-qualified plan for eligible highly compensated employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits deferrals of compensation above the amounts that can be contributed for retirement under the 401(k) Plan. Under the Deferred Compensation Plan, eligible employees may elect to defer a portion of their annual salary and cash incentive awards and allows them to receive matching contributions up to 5% of their annual salary. All deferrals, employer contributions, earnings, and gains on each participant’s account in the Deferred Compensation Plan are vested immediately. The Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from the Deferred Compensation Plan. The Company partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they will incur as a result of the distribution increasing the plan participants’ estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants.

12.	Income Taxes
The components of the income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in thousands)	2018	2017	2016
Current provision
Federal	$7,298	$19,194	$10,981
State	1,964	1,763	844
Impact of lower rate under the 2017 Tax Act -
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	8,470	—
Remeasurement of net deferred tax assets corresponding to items in AOCI	—	1,094	—
Deferred tax expense (benefit)	2,471	3,471	(1,614)
	$11,733	$33,992	$10,211
On December 22, 2017, the 2017 Tax Act was signed into law. This law significantly changes U.S. tax law by, among other things, lowering corporate federal income tax rates and implementing a territorial tax system. The legislation permanently reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate federal income tax rate, the Company remeasured its ending net deferred tax assets at December 31, 2017 and recognized a total of $9.6 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

A reconciliation of the income tax expense at the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2018, 2017, and 2016 follows:

	2018		2017		2016
(in thousands)	Amount	%	Amount	%	Amount	%
Tax expense calculated at the statutory federal income tax rate	$12,089	21.00%	$26,967	35.00%	$11,827	35.00%
Increases (decreases) resulting from:
Impact of the 2017 Tax Act -
Remeasurement of net deferred tax assets	—	—%	9,564	12.41%	—	—%
Non-taxable interest income	(1,507)	(2.62)%	(1,643)	(2.13)%	(1,132)	(3.35)%
Non-taxable BOLI income	(1,223)	(2.12)%	(1,910)	(2.48)%	(1,547)	(4.58)%
Non-deductible Spin-off costs	1,711	2.97%	—	—%	—	—%
Disallowed interest expense allocable to tax exempt securities and other expenses	627	1.09%	577	0.75%	464	1.37%
State and city income taxes, net of federal income tax benefit	(131)	(0.23)%	1,146	1.49%	549	1.62%
Other, net	167	0.29%	(709)	(0.92)%	50	0.16%
	$11,733	20.38%	$33,992	44.12%	$10,211	30.22%
The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2018	2017
Tax effect of temporary differences
Provision for loan losses	$13,581	$13,372
Net unrealized losses in other comprehensive income	5,878	1,680
Deferred compensation expense	3,489	3,460
Dividend income	605	946
Interest income on nonaccrual loans	341	599
Goodwill amortization	(3,979)	(3,223)
Depreciation and amortization	(3,934)	(3,601)
Other	329	1,350
Net deferred tax assets	$16,310	$14,583

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company evaluates the deferred tax asset for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including its own historical financial performance and that of its operating subsidiaries and projections of future taxable income. This evaluation involves significant judgment by management about assumptions that are subject to change from period to period. Management believes that the weight of all the positive evidence currently available exceeds the negative evidence in support of the realization of the future tax benefits associated with the federal net deferred tax asset. As a result, management has concluded that the federal net deferred tax asset in its entirety will more likely than not be realized. Therefore, a valuation allowance is not considered necessary. If future results differ significantly from the Company’s current projections, a valuation allowance against the net deferred tax asset may be required.
At December 31, 2018 and 2017, the Company had accumulated net operating losses (“NOLs”) in the State of Florida of approximately $151.9 million and $143.6 million, respectively. These NOLs are carried forward for a maximum of 20 years based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2018 and 2017 is approximately $6.6 million and $6.2 million, respectively. A full valuation allowance has been recorded against the state deferred tax asset related to these NOLs as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2018 and 2017, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.

13.	Accumulated Other Comprehensive Loss (“AOCL”):
The components of AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2018			December 31, 2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities	$(33,145)	$8,104	$(25,041)	$(13,414)	$2,883	$(10,531)
Unrealized gains on interest rate swaps designated as cash flow hedges	9,103	(2,226)	$6,877	5,602	(1,204)	4,398
Total AOCL	$(24,042)	$5,878	$(18,164)	$(7,812)	$1,679	$(6,133)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The components of other comprehensive income (loss) for the three-year period ended December 31, 2018 is summarized as follows:

	December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities:
Change in fair value arising during the period	$(20,730)	$5,465	$(15,265)
Reclassification adjustment for net losses included in net income	999	(244)	755
	(19,731)	5,221	(14,510)
Unrealized gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	3,744	(1,081)	2,663
Reclassification adjustment for net interest income included in net income	(243)	59	(184)
	3,501	(1,022)	2,479
Total other comprehensive loss	$(16,230)	$4,199	$(12,031)

	December 31, 2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gains on available for sale securities arising during the period	$6,875	$(3,298)	$3,577
Reclassification adjustment for net losses on sale of securities included in net income	1,601	(768)	833
Unrealized gains on interest rate swaps designated as cash flow hedges	293	(141)	152
Total other comprehensive income	$8,769	$(4,207)	$4,562

	December 31, 2016
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities arising during the period	$(5,952)	$2,113	$(3,839)
Reclassification adjustment for net gains on sale of securities included in net income	(1,556)	552	(1,004)
Unrealized gains on interest rate swaps designated as cash flow hedges	5,578	(1,980)	3,598
Total other comprehensive loss	$(1,930)	$685	$(1,245)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

14.	Related Party Transactions
The Company was a wholly-owned subsidiary of MSF through August 10, 2018 when The Distributed Shares were distributed to MSF’s shareholders. MSF sold all of its voting Class A common stock in the IPO, and reduced its nonvoting Class B common stock to less than 5% of the Company’s total common stock on December 28, 2018. As a result, at year end 2018, MSF no longer controlled the Company or the Bank. Entities that are part of the MSF group outside the U.S. were related parties during most of 2018. Transactions with related parties are entered into pursuant to the Company’s policies and procedures, and Federal Reserve Regulation W, on substantially the same terms and conditions as transactions with unaffiliated third parties.
In addition to loans to related parties and associated interest income, which are described below, included in the consolidated balance sheets and the consolidated statements of operations are amounts with related parties as follows:

	December 31,
(in thousands)	2018	2017
Liabilities
Demand deposits, noninterest bearing	$9,447	$24,879
Demand deposits, interest bearing	3,721	21,071
Money market	308	449
Time deposits and accounts payable	1,350	7,636
Total due to related parties	$14,826	$54,035

	Years Ended December 31,
(in thousands)	2018	2017	2016
Income
Data processing and other services	$2,168	$1,532	$2,328
Rental income from operating lease	248	1,971	1,976
Service charges	95	90	83
	$2,511	$3,593	$4,387
Expenses
Interest expense	$126	$85	$73
Loss on sale of securities	—	—	796
Fees and other expenses	623	302	504
	749	387	1,373
	$1,762	$3,206	$3,014
Securities transactions
On December 29, 2018, the Company repurchased Class B common stock from MSF. See Note 15 for more details.
In 2016, the Company sold securities guaranteed by the government of Venezuela to a non-U.S. affiliate at their fair value of approximately $11.8 million and realized a loss on the sale of approximately $0.8 million. Such securities had been held by the Company as available for sale.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2018 and 2017, these loans amounted to $5.6 million and $4.8 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the entity and their immediate families. Interest income on these loans was approximately $0.2 million in 2018 and 2017.
In 2016, the Company purchased from the Bank a non-performing loan to a Canadian oil company’s Colombian operation at its fair value at the time of the transaction. Subsequently, the Company sold to a non-U.S. affiliate shares received in a restructuring of the same loan at their estimated fair value of approximately $4.9 million, which was included in other assets in the cash flow statement. The Company realized no gain or loss on sale of such shares.
For the years ended December 31, 2018 and 2017, participations in corporate financial institution loans that were sold to non-U.S. affiliates amounted to approximately $10 million and $45 million, respectively. These participated loans were made to unaffiliated borrowers under terms consistent with the Company’s normal lending practices. The Company recorded no gain or loss on these loan participation transactions. There were no participations purchased from affiliates in 2018 and 2017.
Services provided and received
The Company has provided certain data processing and corporate services to non-U.S. affiliates under the terms of certain services agreements. Fee income for those services are included in data processing and other fees above.
MSF has granted us a two-year license under our Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018, commencing on August 18, 2018, to use the “Mercantil” name and marks in connection with our business. All such use must be in accordance with MSF’s current use policies. No fees are payable for the first year of the license. After the first year, the Company is obligated to pay a license fee monthly, at an annual rate equal to the lesser of $400,000 or the fair value of the license as determined by an independent appraisal consistent with Federal Reserve Regulation W. Payments under this license will cease when we terminate the use of the name and mark. We do not expect to pay any license fees to MSF.
In 2018, the Company entered into a custody agreement and an information agent agreement with an MSF’s wholly owned Venezuela bank, and MSF, respectively. As a service to its smaller shareholders and to promote shareholder liquidity generally, the Company pays fees to be agreed on a per account fee for serving as custodian and transaction fees for assisting with changes in share ownership, including distribution of any payments from the Company in respect of Company shares that may be repurchased. The agreements provide for monthly fees payable by the Company and have an initial term of one year, subject to renewal for an additional year, and may be terminated earlier.
Leasing subsidiary
On February 15, 2018, the Company sold its membership interest in G200 Leasing, LLC (“G200 Leasing”) to a non-U.S. affiliate subsidiary of MSF. Prior to the sale, G200 Leasing distributed $19.8 million in cash to the Bank. All of the membership interests in G200 Leasing were sold for $8.5 million, which approximated the fair value of net assets sold. Net assets sold were mainly comprised of approximately $1 million cash held at the Bank and approximately $7.5 million corresponding to the net book value of an aircraft owned by G200 Leasing . The Company recorded no gain or loss on this sale.
G200 Leasing had leased its aircraft to MSF. Under the terms of the lease agreement between G200 Leasing and MSF, MSF had sole use of the aircraft and provided for all of its scheduled maintenance, including maintaining sufficient qualified collateral in accordance with U.S. banking regulatory requirements. MSF had time deposits with the Company sufficient to meet those collateral requirements. Income from this lease agreement was included in rental income from the operating lease in the table above.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Dividends paid
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to MSF, or $0.94 per common share, in connection with the Spin-off.

15.	Stockholders’ Equity
(a) Amended and Restated Articles of Incorporation
On February 6, 2018, the Company filed amended and restated articles of incorporation with the Secretary of State of Florida. Pursuant to the amended and restated articles, the total number of authorized Company shares of all classes is 550,000,000, consisting of the following classes:

Class	Number of Shares	Par Value per Share
Common Stock:
Class A	400,000,000	$0.10
Class B	100,000,000	0.10
	500,000,000
Preferred Stock	50,000,000	0.10
	550,000,000
Common Stock
Holders of shares of Class A common stock and shares of Class B common stock have identical rights in all respects other than voting rights. Shares of Class B common stock are not convertible into shares of Class A common stock or vice versa. Holders of shares of Class A common stock are entitled to one vote per share on all matters. Holders of Class B common stock are entitled to one-tenth of a vote per share of Class B common stock, voting (i) together with the Class A common stock as a single voting group on proposals to appoint the Company’s independent auditors, if the Company seeks such a vote, (ii) as required by the Florida Business Corporation Act, and (iii) as a single voting group in other circumstances, including a reorganization event that adversely affects the rights of the Class B common stock.
Preferred Stock
The Board of Directors is authorized to provide for and designate, out of the authorized but unissued shares of Preferred Stock, one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares, the price, dividend rates, rights, preferences, privileges and restrictions, including voting rights, of one or more series of preferred stock form time to time, without any vote or further action by the shareholders. There are currently no outstanding shares of preferred stock.
Dividends
Dividends shall be payable only when, as and if declared by the Board of Directors from lawful available funds, and may be paid in cash, property, or shares of any class or series or other securities or evidences of indebtedness of the Company or any other issuer, as may be determined by resolution or resolutions of the Board of Directors. Shares of Class B common stock are not entitled to receive dividends or distributions payable in shares of Class A common stock.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

b) Stock Splits
On February 6, 2018, the Company exchanged 100% of the 298,570,328 shares of Class A common stock and 215,188,764 shares of Class B common stock outstanding, for 74,212,408 shares of Class A common stock and 53,253,157 shares of Class B common stock (the “Exchange”). This facilitated the distribution in the Spin-off of one share of Class A and Class B common stock for each outstanding share of MSF Class A and Class B common stock, respectively.
On October 23, 2018, the Company completed a 1-for-3 reverse stock split of the Company’s issued and outstanding shares of its Class A and Class B common stock (the “Stock Split”). As a result of the Stock Split, every three shares of issued and outstanding Class A common stock were combined into one issued and outstanding share of Class A common stock, and every three shares of issued and outstanding Class B common stock were combined into one issued and outstanding share of Class B common stock, without any change in the par value per share. Fractional shares were issued and no cash was paid by the Company in respect of fractional shares or otherwise in the Stock Split. The Stock Split reduced the number of shares of Class A common stock issued and outstanding from 74,212,408 shares to 24,737,470 shares, and reduced the number of shares of Class B common stock issued and outstanding from 53,253,157 shares to 17,751,053 shares.
As a result of the rebranding discussed in Note 1 to these consolidated financial statements, and in connection with the Stock Split, the Company's Class A and Class B common stock began trading on a Stock Split-adjusted basis on October 24, 2018 under the symbols “AMTB” (for the Class A shares) and “AMTBB” (for the Class B shares). The Company’s Class A and Class B shares had previously traded under the symbols “MBNA” and “MBNAA”, respectively.
All references made to share or per share amounts in the consolidated financial statements for the periods presented and applicable disclosures have been retroactively adjusted to reflect the Exchange and Stock Split. In addition, as a result of the Exchange and Stock Split, the Company reclassified an amount equal to the reduction in the number of Company Shares at par value to additional paid-in capital on its consolidated financial statements for the periods presented.
c) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2018 and 2017 were 26,851,832 and 24,737,470, respectively.
IPO
On December 21, 2018, the Company closed the IPO of 6,300,000 shares of its Class A common stock at a public offering price of $13.00 per share. Of the 6,300,000 shares of Class A common stock sold in the offering, the Company sold 1,377,523 shares of Class A common stock and MSF sold all of its 4,922,477 shares of Class A common stock. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 945,000 shares of Class A common stock at the public offering price, less the underwriting discount, to cover over-allotment. The net proceeds to the Company from the sale of its shares of Class A common stock in the IPO were approximately $17.9 million. The Company received no proceeds from the sale of its shares of Class A common stock in the IPO by MSF.
On January 23, 2019, the Underwriters partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per shares of Class A common stock. The net proceeds to the Company from this transaction were approximately $3.0 million.
MSF agreed to pay all underwriting discounts, commissions and offering expenses with respect to the IPO.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Private Placements
On February 1, 2019 and February 28, 2019, the Company issued and sold 153,846 and 1,750,000 shares of its Class A common stock, respectively, in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Securities and SEC Rule 506 (the “Private Placements”). The net proceeds to the Company from the Private Placements totaled approximately $26.7 million.
Stock Compensation Award
On December 21, 2018, in connection with the closing of the Company’s IPO, the Company’s directors were granted restricted stock units, and various Company officers and employees were granted restricted Class A common stock awards, under the 2018 Equity Plan. Under this plan, the Company issued an aggregate of 736,839 shares of restricted stock during 2018. Refer to Note 11 to our consolidated financial statements for additional information about common stock transactions under the 2018 Equity Plan.
d) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued and outstanding as of December 31, 2018 and 2017 were 17,751,053.
On December 27, 2018, following the December 21, 2018 closing of the Company’s IPO, the Company and MSF entered into the Class B Purchase Agreement. Pursuant to the Class B Purchase Agreement, the Company agreed to purchase up to all 3,532,457 shares of its nonvoting Class B common stock from MSF using the net proceeds from the Company’s sale of its Class A common stock. On December 28, 2018, the Company completed the purchase of 1,420,136 shares of Class B common stock from MSF for $12.61 per shares of Class B common stock, representing an aggregate purchase price of approximately $17.9 million. The aforementioned 1,420,136 shares of Class B common stock are held in treasury stock under the cost method.
On March 7, 2019, the Company repurchased all of MSF’s 2,112,321 remaining shares of nonvoting Class B common stock at a weighted average price of $13.48 per share with proceeds from the IPO over-allotment exercise and the Private Placements, representing an aggregate purchase price of approximately $28.5 million. The aforementioned 2,112,321 shares of Class B common stock are held in treasury stock under the cost method.
e) Dividends
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to MSF, or $0.94 per common share.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

16.	Commitments and Contingencies
The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $6 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum annual lease payments under such leases are as follows:

Years	Approximate Amount
(in thousands)
2019	$6,281
2020	6,223
2021	5,930
2022	5,386
2023	5,069
Thereafter	43,071
$71,960
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card facilities and letters of credit.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making loan commitments and letters of credit as it does for on-balance sheet instruments. The Company controls the credit risk of loan commitments and letters of credit through credit approvals, customer limits, and monitoring procedures.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include cash, accounts receivable, inventory, property and equipment, real estate in varying stages of development and occupancy, and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2018 ranges from unsecured commitments to commitments fully collateralized by cash and securities.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
Credit card facilities represent the unused balance of the customers’ available credit card lines, and correspond to the maximum possible credit risk to the Company should customers draw upon their available credit card lines. We have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2018 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$923,424
Credit card facilities	198,500
Standby letters of credit	19,562
Commercial letters of credit	7,670
$1,149,156

17.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$820,779	$—	$820,779
Corporate debt securities	—	352,555	—	352,555
U.S. government agency debt securities	—	216,985	—	216,985
Municipal bonds	—	160,212	—	160,212
Mutual funds	—	23,110	—	23,110
Commercial paper	—	12,410	—	12,410
	—	1,586,051	—	1,586,051
Bank owned life insurance	—	206,141	—	206,141
Derivative instruments	—	11,491	—	11,491
	$—	$1,803,683	$—	$1,803,683
Liabilities
Derivative instruments	$—	$2,388	$—	$2,388

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
Level 2 Valuation Techniques
The valuation of securities and derivative instruments is performed through a monthly pricing process using data provided by generally recognized providers of independent data pricing services (the “Pricing Providers”). These Pricing Providers collect, use and incorporate descriptive market data from various sources, quotes and indicators from leading broker dealers to generate independent and objective valuations. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies.
The valuation techniques and the inputs used in our consolidated financial statements to measure the fair value of our recurring Level 2 financial instruments consider, among other factors, the following:

•	Similar securities actively traded which are selected from recent market transactions;

•	Observable market data which includes spreads in relationship to LIBOR, swap curve, and prepayment speed rates, as applicable.

•	The captured spread and prepayment speed is used to obtain the fair value for each related security.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2018. The following table presents the major category of assets measured at fair value on a nonrecurring basis at December 31, 2017:

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for sale	$5,611	$—	$—	$—
Loans Held for Sale
The Company measures the impairment of loans held for sale based on the amount by which the carrying values of those loans exceed their fair values. The Company primarily uses independent third party quotes to measure any subsequent decline in the value of loans held for sale. As a consequence, the fair value of these loans held for sale are considered a Level 1 valuation.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

18.	Fair Value of Financial Instruments
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

•
The fair value of loans held for sale, securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 17.

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

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,850,015	$2,739,721	$2,682,790	$2,566,197
Financial liabilities
Time deposits	1,745,025	1,740,752	1,466,464	1,461,908
Advances from the Federal Home Loan Bank	1,166,000	1,167,213	1,161,000	1,164,686
Junior subordinated debentures	118,110	99,450	118,110	95,979

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

19.	Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. The following is a summary of restrictions related to dividend payments and capital adequacy.
Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and Office of the Comptroller of the Currency (“OCC”) regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2018 and 2017, the Bank could pay dividends of $82.6 million and $84.4 million, respectively, without prior OCC approval.
In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums and the maintenance of capital in excess of capital conservation buffers required by the Federal Reserve and OCC capital regulations.
Capital Adequacy
Under the Basel III capital and prompt corrective action rules, the Company and the Bank must meet specific capital guidelines that involve quantitative measures and qualitative judgments about capital components, risk weightings, and other factors.
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI or AOCL in computing regulatory capital. As of December 31, 2018, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, the Company and the Bank must each hold a capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2018 and 2017 was 5.5% and 5.3%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common equity tier 1 (CET1)	826,114	12.20%	304,630	4.50%	440,021	6.50%

December 31, 2017
Total capital ratio	$885,855	12.69%	$556,446	8.00%	$695,557	10.00%
Tier 1 capital ratio	812,631	11.68%	417,334	6.00%	556,446	8.00%
Tier 1 leverage ratio	812,631	9.69%	335,600	4.00%	419,500	5.00%
Common equity tier 1 (CET1)	812,631	11.68%	313,001	4.50%	452,112	6.50%

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common equity tier 1 (CET1)	749,465	11.07%	304,671	4.50%	440,080	6.50%

December 31, 2017
Total capital ratio	$926,049	13.31%	$556,578	8.00%	$695,722	10.00%
Tier 1 capital ratio	852,825	12.21%	417,433	6.00%	556,578	8.00%
Tier 1 leverage ratio	852,825	10.15%	335,647	4.00%	419,559	5.00%
Common equity tier 1 (CET1)	753,545	10.68%	313,075	4.50%	452,220	6.50%

20.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2018	2017	2016
Numerator:
Net income available to common stockholders	$45,833	$43,057	$23,579
Denominator:
Basic weighted averages shares outstanding	42,487	42,489	42,489
Dilutive effect of shared-based compensation awards	—	—	—
Diluted weighted average shares outstanding	42,487	42,489	42,489

Basic earnings per common share	$1.08	$1.01	$0.55
Diluted earnings per common share	$1.08	$1.01	$0.55
As of December 31, 2018, 736,839 unvested shares of restricted stock were excluded from the diluted earnings per share computation because they would have an anti-dilutive effect. As of December 31, 2017 and 2016, the Company had no other outstanding or potentially dilutive instruments.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

21.	Segment Information
We determine our business segments based upon the products and services they provide, the functions performed, or the type of customers served. The business segment information presented in this section reflects our current organizational structure as currently evaluated by management. There are four reportable business segments: Personal and Commercial Banking (“PAC”), Corporate LATAM, Treasury, and Institutional. Corporate activities, including the activities of the Bank’s trust company and broker-dealer subsidiaries, as well as eliminations of balances and transactions between business segments and other corporate allocations are reported under Institutional. Results of these lines of business are presented on a managed basis. Substantially all revenues are generated within the U.S.
The following is a description of each of the Company’s business segments, and the products and services they provide to their respective client bases:
Personal and Commercial Banking (“PAC”)
PAC delivers the subsidiary Bank’s core services and products to personal and commercial customers in domestic and international markets. Through this segment, both domestic and international customers are introduced to delivery channels, including U.S. retail banking centers, online banking, mobile banking, and an ATM network. Targeting the needs of individuals and businesses, its products and services include consumer and commercial banking products such as checking accounts, savings accounts, time deposits, loans and lines of credit, residential and commercial mortgage lending, and unsecured loans and lines of credit, among others.
Corporate LATAM
Corporate LATAM serves financial institutions using a tiered approach, and companies in Latin America generally with over $1 billion in annual sales in several large industries. The segment combines the team’s expertise in domestic and international markets under one reporting structure to leverage relationship attraction and retention opportunities throughout all markets served. Results of this segment are primarily driven by changes in short-term interest rates, the credit quality of its loan portfolio and, the impact of the economic environment in borrower performance.
Treasury
Treasury is responsible for managing interest rate risk and liquidity risk for the Bank’s balance sheet. Treasury management services complement the mix of products, including loan syndications and accounts receivables, channeled through PAC, and help businesses monitor banking transactions and manage their cash flows. Additionally, Treasury manages credit risk in the Bank’s investment portfolio and supports bank-wide initiatives for increasing non-investment portfolio profitability. This process seeks to enhance overall returns for the Bank, while keeping the management of liquidity and interest rate costs within approved limits.
Institutional
Results and balances of this segment correspond to all other corporate activities not previously discussed, including Funds Transfer Pricing (“FTP”) capital compensation, excess or deficits in the required level of provision for loan losses not born by the business units, the residual amounts of corporate expenses after allocations to other business units, as well as eliminations of balances and transactions between business segments.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Segment results
The following tables provide a summary of the Company’s financial information as of and for the years ended December 31, 2018, 2017 and 2016 on a managed basis. The Company’s definition of managed basis starts with the reported U.S. GAAP results and includes funds transfer pricing, or FTP, compensation and allocations of direct and indirect expenses from overhead, internal support centers, and product support centers. This allows management to assess the comparability of results from period-to-period arising from segment operations. The corresponding income tax impact related to tax-exempt items is recorded within income tax (expense)/benefit.

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
For the year Ended December 31, 2018
Income Statement:
Net interest income	$196,008	$5,308	$4,527	$13,196	$219,039
Provision for (reversal of) loan losses	1,303	(3,783)	(212)	3,067	375
Net interest income after provision for (reversal of) loan losses	194,705	9,091	4,739	10,129	218,664
Noninterest income	22,556	365	8,400	22,554	53,875
Noninterest expense	160,491	4,035	11,438	39,009	214,973
Net income (loss) before income tax:
Banking	56,770	5,421	1,701	(6,326)	57,566
Non-banking contribution(1)	2,552	13	—	(2,565)	—
	59,322	5,434	1,701	(8,891)	57,566
Income tax (expense) benefit	(12,243)	(1,122)	1,546	86	(11,733)
Net income (loss)	$47,079	$4,312	$3,247	$(8,805)	$45,833
As of December 31, 2018
Loans, net(2)	$5,845,266	$69,755	$—	$(56,608)	$5,858,413
Deposits	$5,339,099	$16,293	$642,106	$35,188	$6,032,686

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
For the Year Ended December 31, 2017
Income Statement:
Net interest income	$182,872	$9,514	$6,649	$10,675	$209,710
Provision for (reversal of) loan losses	42	(3,879)	(1,547)	1,894	(3,490)
Net interest income after provision for (reversal of) loan losses	182,830	13,393	8,196	8,781	213,200
Noninterest income	26,468	509	8,920	35,588	71,485
Noninterest expense	161,002	4,894	11,256	30,484	207,636
Net income before income tax:
Banking	48,296	9,008	5,860	13,885	77,049
Non-banking contribution(1)	4,788	55	—	(4,843)	—
	53,084	9,063	5,860	9,042	77,049
Income tax (expense) benefit	(18,784)	(3,207)	1,106	(13,107)	(33,992)
Net income (loss)	$34,300	$5,856	$6,966	$(4,065)	$43,057

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
As of December 31, 2017
Loans, net(2)(3)	$5,542,545	$521,616	$—	$(64,325)	$5,999,836
Deposits	$5,454,216	$18,670	$779,969	$70,118	$6,322,973

(In thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
For the Year ended December 31, 2016
Income Statement:
Net interest income	$157,325	$15,302	$12,586	$6,720	$191,933
Provision for (reversal of) loan losses	5,795	13,620	(1,069)	3,764	22,110
Net interest income after provision for (reversal of) loan losses	151,530	1,682	13,655	2,956	169,823
Noninterest income	26,461	843	7,808	27,158	62,270
Noninterest expense	156,146	8,295	9,041	24,821	198,303
Net income before income tax:
Banking	21,845	(5,770)	12,422	5,293	33,790
Non-banking contribution(1)	5,136	(124)	—	(5,012)	—
	26,981	(5,894)	12,422	281	33,790
Income tax (expense) benefit	(10,068)	2,200	(1,473)	(870)	(10,211)
Net income (loss)	$16,913	$(3,694)	$10,949	$(589)	$23,579
__________________

(1)	Non-banking contribution reflects allocations of the net results of Amerant Trust and Amerant Investments subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $5.6 million which are allocated to PAC.

22.	Condensed Unconsolidated Holding Companies’ Financial Statements
The separate condensed unconsolidated financial statements of each of the Company and its wholly-owned subsidiary Mercantil Florida Bancorp, Inc. have been prepared using the same basis of accounting that the Company used to prepare its consolidated financial statements described in Note 1, except for its investment in subsidiaries which is accounted for using the equity method. Under the equity method, investments in subsidiaries are initially recorded at cost, and they are periodically adjusted due to changes in the interest of the parent company over the net assets of the subsidiaries. The Company records in the results for the period, its participation in the profit or loss of the subsidiaries, and in AOCL its participation in the “Other comprehensive income account” of the subsidiary. In applying the equity method the Company uses the subsidiaries consolidated financial statements at the end of the period prepared under U.S. GAAP.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Condensed financial statements of Mercantil Bank Holding Corporation are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2018	2017
Assets
Cash and due from banks	$1,891	$1,420
Investments in subsidiaries	746,344	752,409
Other assets	1,720	1,798
	$749,955	$755,627
Liabilities and Stockholders' Equity
Other liabilities	$2,537	$2,177
Stockholders' equity	747,418	753,450
	$749,955	$755,627
Condensed Statements of Income:

	Years ended December 31
(in thousands)	2018	2017	2016
Income:
Interest	$9	$3	$2
Equity in earnings of subsidiary	53,939	45,008	23,996
Total income	53,948	45,011	23,998
Expenses:
Employee compensation and benefit	—	350	350
Other expenses	8,018	2,539	250
Total expense	8,018	2,889	600
Net income before income tax benefit	45,930	42,122	23,398
Income tax (expense) benefit	(97)	935	181
Net income	$45,833	$43,057	$23,579

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$45,833	$43,057	$23,579
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(53,939)	(45,008)	(23,996)
Net change in other assets and liabilities	438	1,337	(2)
Net cash used in operating activities	(7,668)	(614)	(419)

Cash flows from investing activities
Cash received upon Voting Trust termination	639	—	—
Dividends from subsidiary	47,500	700	400
Net cash provided by investment activities	48,139	700	400

Cash flows from financing activities
Dividends paid	(40,000)	—	—
Common stock issued - Class A	17,908	—	—
Repurchase of common stock - Class B	(17,908)	—	—
Net cash used in financing activities	(40,000)	—	—
Net increase (decrease) in cash and cash equivalents	471	86	(19)

Cash and cash equivalents
Beginning of year	1,420	1,334	1,353
End of year	$1,891	$1,420	$1,334
Investment in subsidiaries corresponds to the Company’s direct investment in Florida Bancorp in 2018 and the Company’s beneficial ownership of the Voting Trust in 2017. The Company had determined that it was the sole beneficial owner of the Voting Trust and consolidated the financial statements of the Voting Trust with its own financial statements for regulatory reporting purposes. In 2017, the Voting Trust wholly-owned Mercantil Florida Bancorp, Inc., which in turn wholly-owned the Bank and its subsidiaries. In 2018, the Voting Trust was terminated and ownership of Florida Bancorp, Inc. was assumed by the Company.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Condensed financial statements of Mercantil Florida Bancorp, Inc are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2018	2017
Assets
Cash and due from banks	$32,922	$39,089
Investments in subsidiaries	822,940	821,982
Other assets	9,640	9,775
	$865,502	$870,846
Liabilities and Stockholder’s Equity
Junior subordinated debentures held by trust subsidiaries	$118,110	$118,110
Other liabilities	1,048	979
Stockholder’s equity	746,344	751,757
	$865,502	$870,846
Condensed Statements of Income:

	Years ended December 31
(in thousands)	2018	2017	2016
Income:
Interest	$182	$85	$33
Equity in earnings of subsidiary	60,609	50,982	31,282
Total income	60,791	51,067	31,315
Expenses:
Interest Expense	8,086	7,456	7,129
Provision fr loan losses	—	—	1,838
Other expenses	414	1,310	1,361
Total expense	8,500	8,766	10,328
Net income before income tax benefit	52,291	42,301	20,987
Income tax benefit	1,661	2,726	3,031
Net income	$53,952	$45,027	$24,018

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$53,952	$45,027	$24,018
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(60,609)	(50,982)	(31,282)
Net change in other assets and liabilities	490	(4)	(35)
Net cash used in operating activities	(6,167)	(5,959)	(7,299)

Cash flows from investing activities
Dividends received from subsidiary	47,500	6,000	6,000
Dividends paid	(47,500)	(700)	(400)
Net cash provided by investing activities	—	5,300	5,600
Net decrease in cash and cash equivalents	(6,167)	(659)	(1,699)

Cash and cash equivalents
Beginning of year	39,089	39,748	41,447
End of year	$32,922	$39,089	$39,748

(2) Exhibits.
The following documents are filed as exhibits hereto:

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Mercantil Bank Holding Corporation, adopted February 5, 2018 (incorporated by reference to Exhibit 3.1 to Form S-1/A filed on November 16, 2018, SEC File No. 333-227744)

3.2
Amended and Restated Bylaws, as amended, of Mercantil Bank Holding Corporation, adopted on December 21, 2018 (incorporated by reference to Exhibit 3.3 to Form S-1/A filed on November 26, 2018, SEC File No. 333-227744)

4.1
Amended and Restated Declaration of Trust, dated and effective as of June 30, 1998, by The Bank of New York (Delaware), The Bank of New York, Commercebank Holding Corporation and the holders, from time to time, of undivided beneficial interests in Commercebank Capital Trust I *

4.2	Indenture, dated as of June 30, 1998, between Commercebank Holding Corporation and The Bank of New York *
4.3	Capital Securities Guarantee Agreement, dated as of June 30, 1998, executed and delivered by Commercebank Holding Corporation and The Bank of New York *
4.4
Amended and Restated Declaration of Trust dated and effective as of September 7, 2000, by State Street Bank and Trust Company of Connecticut, N.A., Alberto Peraza, W. Millar Wilson, Commercebank Holding Corporation and by the holders, from time to time, of undivided beneficial interests in the Commercebank Statutory Trust II *

4.5	Indenture, dated as of September 7, 2000, between Commercebank Holding Corporation and State Street Bank and Trust Company of Connecticut, N.A. *
4.6	Guarantee Agreement, dated as of September 7, 2000, executed and delivered by Commercebank Holding Corporation and State Street Bank and Trust Company of Connecticut, N.A. *
4.7
Amended and Restated Declaration of Trust, dated as of March 28, 2001, by and among Wilmington Trust Company, Commercebank Holding Corporation and the holders, from time to time, of undivided beneficial interests in the assets of Commercebank Capital Trust III *

4.8	Indenture, dated as of March 28, 2001, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Capital Securities Guarantee Agreement, dated as of March 28, 2001, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.11	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.12	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.13	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.14	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.17	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *
4.18	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.19	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *

Exhibit Number	Description
4.20	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.21	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.22	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.23	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.24	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
10.1
Amended and Restated Separation and Distribution Agreement between Mercantil Servicios Financieros, C.A. and Mercantil Bank Holding Corporation, dated as of June 12, 2018 (incorporated by reference to Exhibit 10.1 to Form S-1/A filed on November 16, 2018, SEC File No. 333-227744)

10.2
Distribution Trust Agreement by and among Mercantil Servicios Financieros, C.A., Mercantil Bank Holding Corporation and TMI Trust Company, dated as of March 12, 2018 (incorporated by reference to Exhibit 10.2 to Form S-1/A filed on November 16, 2018, SEC File No. 333-227744)

10.3
Amendment No. 1, dated as of June 12, 2018, to the Distribution Trust Agreement by and among Mercantil Servicios Financieros, C.A., Mercantil Bank Holding Corporation and TMI Trust Company, dated as of March 12, 2018 (incorporated by reference to Exhibit 10.3 to Form S-1/A filed on November 16, 2018, SEC File No. 333-227744)

10.4
Amendment No. 2, dated December 20, 2018, to the Distribution Trust Agreement by and among Mercantil Servicios Financieros, C.A., Mercantil Bank Holding Corporation and TMI Trust Company, dated as of March 12, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)

10.5
Registration Rights Agreement between Mercantil Servicios Financieros, C.A. and Mercantil Bank Holding Corporation, dated as of March 12, 2018 (incorporated by reference to Exhibit 10.4 to Form S-1/A filed on November 16, 2018, SEC File No. 333-227744)

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)
10.7	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Stock Settled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)
10.8	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Cash Settled) (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)
10.9
Class B Share Purchase Agreement, dated as of December 27, 2018, by and between Mercantil Bank Holding Corporation and Mercantil Servicios Financieros, C.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2019, SEC File No. 001-38534)

10.10	Form of 2018 Equity and Incentive Compensation Plan
10.11	Form of Amendment to the Amerant Bank, N.A Executive Deferred Compensation Plan dated December 10, 2018.
10.12	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Millar Wilson (incorporated by reference to Exhibit 10.1 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
10.13	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Peraza (incorporated by reference to Exhibit 10.2 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
10.14	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alfonso Figueredo (incorporated by reference to Exhibit 10.3 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
10.15	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Miguel Palacios (incorporated by reference to Exhibit 10.4 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)

Exhibit Number	Description
10.16	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Capriles (incorporated by reference to Exhibit 10.5 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
14	Mercantil Bank Holding Corporation Code of Conduct and Ethics adopted May 7, 2018
21	List of Subsidiaries of Mercantil Bank Holding Corporation
23	Consent of Independent Registered Certified Public Accounting Firm
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Alberto Peraza, Co-President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Alberto Peraza, Co-President and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* The Company hereby agrees pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K to furnish a copy of this instrument to the U.S. Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTIL BANK HOLDING CORPORATION
By:	/s/ Millar Wilson
Name:	Millar Wilson
Title:	Vice-Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Millar Wilson	Chief Executive Officer (principal executive officer)	April 1, 2019
Millar Wilson
/s/ Alberto Peraza	Chief Financial Officer and Co-President (principal financial officer)	April 1, 2019
Alberto Peraza
/s/ Jorge Trabanco	Chief Accounting Officer (principal accounting officer)	April 1, 2019
Jorge Trabanco
/s/ Frederick C. Copeland, Jr.	Chairman	April 1, 2019
Frederick C. Copeland, Jr.
/s/ Miguel A. Capriles L.	Director	April 1, 2019
Miguel A. Capriles L.
/s/ Rosa M. Costantino	Director	April 1, 2019
Rosa M. Costantino
/s/ Pamella J. Dana	Director	April 1, 2019
Pamella J. Dana, Ph.D.
/s/ Gustavo Marturet M.	Director	April 1, 2019
Gustavo Marturet M.
/s/ John W. Quill	Director	April 1, 2019
John W. Quill
/s/ Jose Antonio Villamil	Director	April 1, 2019
Jose Antonio Villamil
/s/ Guillermo Villar	Director	April 1, 2019
Guillermo Villar
/s/ Gustavo J. Vollmer A.	Director	April 1, 2019
Gustavo J. Vollmer A.