Form 10-Q
period 2019-03-31
Mercantil Bank Holding Corp
filed 2019-05-10
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________

Commission File Number: 001-38534

Mercantil Bank Holding Corporation
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0032379 (I.R.S. Employer Identification No.)
220 Alhambra Circle Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)
(305) 460-8728
Registrant’s telephone number, including area code

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes  ☒                                        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Class A Common Stock	AMTB	NASDAQ
Class B Common Stock	AMTBB	NASDAQ
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2019
Class A Common Stock, $0.10 par value per share	28,985,996 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	14,218,596 shares of Class B Common Stock

MERCANTIL BANK HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2019

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	(Unaudited) March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$26,821	$25,756
Interest earning deposits with banks	62,868	59,954
Cash and cash equivalents	89,689	85,710
Securities
Available for sale	1,551,591	1,586,051
Held to maturity	83,909	85,188
Federal Reserve Bank and Federal Home Loan Bank stock	65,828	70,189
Securities	1,701,328	1,741,428
Loans held for sale	9,968	—
Loans held for investment, gross	5,734,438	5,920,175
Less: Allowance for loan losses	60,322	61,762
Loans held for investment, net	5,674,116	5,858,413
Bank owned life insurance	207,546	206,142
Premises and equipment, net	123,930	123,503
Deferred tax assets, net	9,858	16,310
Goodwill	19,193	19,193
Accrued interest receivable and other assets	66,727	73,648
Total assets	$7,902,355	$8,124,347
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$775,015	$768,822
Interest bearing	1,229,487	1,288,030
Savings and money market	1,524,554	1,588,703
Time	2,359,132	2,387,131
Total deposits	5,888,188	6,032,686
Advances from the Federal Home Loan Bank and other borrowings	1,070,000	1,166,000
Junior subordinated debentures held by trust subsidiaries	118,110	118,110
Accounts payable, accrued liabilities and other liabilities	47,308	60,133
Total liabilities	7,123,606	7,376,929
Commitments and contingencies (Note 12)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,985,996 shares issued and outstanding (2018: 26,851,832 shares issued and outstanding)	2,899	2,686
Class B common stock, $0.10 par value, 100 million shares authorized; 17,751,053 shares issued; 14,218,596 shares outstanding (2018:16,330,917 shares outstanding)	1,775	1,775
Additional paid in capital	415,864	385,367
Treasury stock, at cost; 3,532,457 shares of Class B common stock (2018: 1,420,136 shares of Class B common stock)	(46,373)	(17,908)
Retained earnings	406,733	393,662
Accumulated other comprehensive loss	(2,149)	(18,164)
Total stockholders' equity	778,749	747,418
Total liabilities and stockholders' equity	$7,902,355	$8,124,347

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest income
Loans	$66,722	$59,670
Investment securities	12,581	11,741
Interest earning deposits with banks	1,004	520
Total interest income	80,307	71,931

Interest expense
Interest bearing demand deposits	274	89
Savings and money market deposits	3,733	2,584
Time deposits	12,553	8,700
Advances from the Federal Home Loan Bank	6,205	5,990
Junior subordinated debentures	2,105	1,935
Total interest expense	24,870	19,298
Net interest income	55,437	52,633
Provision for loan losses	—	—
Net interest income after provision for loan losses	55,437	52,633

Noninterest income
Deposits and service fees	4,086	4,582
Brokerage, advisory and fiduciary activities	3,688	4,415
Change in cash surrender value of bank owned life insurance	1,404	1,444
Cards and trade finance servicing fees	915	1,062
Gain on early extinguishment of advances from the Federal Home Loan Bank	557	—
Data processing and fees for other services	520	881
Securities gains, net	4	—
Other noninterest income	1,982	1,561
Total noninterest income	13,156	13,945

Noninterest expense
Salaries and employee benefits	33,437	34,041
Occupancy and equipment	4,042	3,715
Professional and other services fees	3,444	6,444
Telecommunication and data processing	3,026	3,084
Depreciation and amortization	1,942	2,141
FDIC assessments and insurance	1,393	1,447
Other operating expenses	4,661	4,773
Total noninterest expenses	51,945	55,645
Net income before income tax	16,648	10,933
Income tax expense	(3,577)	(1,504)
Net income	$13,071	$9,429

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on securities available for sale arising during the period	$16,278	$(14,977)
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(11)	4,280
Reclassification adjustment for net (gains) losses included in net income	(252)	90
Other comprehensive income (loss)	16,015	(10,607)
Comprehensive income (loss)	$29,086	$(1,178)

Earnings Per Share (Note 14):
Basic earnings per common share	$0.31	$0.22
Diluted earnings per common share	$0.30	$0.22

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2019 and 2018

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2017	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$387,829	$(6,133)	$753,450
Dividends	—	—	—	—	—	—	(40,000)	—	(40,000)
Net income	—	—	—	—	—	—	9,429	—	9,429
Other comprehensive loss	—	—	—	—	—	—	—	(10,607)	(10,607)
Balance at March 31, 2018	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$357,258	$(16,740)	$712,272

Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	1,299	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,492	—	—	—	1,492
Net income	—	—	—	—	—	—	13,071	—	13,071
Other comprehensive income	—	—	—	—	—	—	—	16,015	16,015
Balance at March 31, 2019	28,985,996	14,218,596	$2,899	$1,775	$415,864	$(46,373)	$406,733	$(2,149)	$778,749

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$13,071	$9,429
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	—	—
Net premium amortization on securities	3,453	4,411
Depreciation and amortization	1,942	2,141
Stock-based compensation expense	1,492	—
Increase in cash surrender value of bank owned life insurance	(1,404)	(1,444)
Deferred taxes, securities net gains or losses and others	1,238	(5,349)
Gain on early extinguishment of advances from the FHLB	(557)	—
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	8,777	(6,679)
Account payable, accrued liabilities and other liabilities	(15,431)	11,132
Net cash provided by operating activities	12,581	13,641

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(110,170)	(60,793)
Federal Home Loan Bank stock	(4,888)	(6,802)
	(115,058)	(67,595)
Maturities, sales and calls of investment securities:
Available for sale	162,796	57,028
Held to maturity	1,205	531
Federal Home Loan Bank stock	9,248	4,250
	173,249	61,809
Net decrease in loans	22,173	108,571
Proceeds from loan portfolio sales	152,177	12,958
Net purchases of premises and equipment, and others	(1,951)	(1,904)
Net proceeds from sale of subsidiary	—	7,500
Net cash provided by investing activities	230,590	121,339

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(116,499)	(96,787)
Net (decrease) increase in time deposits	(27,999)	54,019
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	170,000	430,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(265,447)	(370,000)
Dividend paid	—	(40,000)
Proceeds from common stock issued - Class A	29,218	—
Repurchase of common stock - Class B	(28,465)	—
Net cash used in financing activities	(239,192)	(22,768)
Net increase in cash and cash equivalents	3,979	112,212

Cash and cash equivalents
Beginning of period	85,710	153,445
End of period	$89,689	$265,657

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2019	2018
Supplemental disclosures of cash flow information
Cash paid:
Interest	$24,086	$18,255
Income taxes	385	81

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Mercantil Bank Holding Corporation (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has two principal subsidiaries, Amerant Investments, Inc. a securities broker-dealer (“Amerant Investments”), and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”).
The Company is rebranding as “Amerant.” The Company’s principal subsidiaries have adopted this name and logo. The Company will use the Amerant brand and will officially change its corporate name upon approval at its annual shareholders’ meeting in June 2019.
The Company’s Class A common stock, par value $0.10 per common share, and Class B common stock, par value $0.10 per common share, are listed and trade on the Nasdaq Global Select Market under the symbols “AMTB” and “AMTBB,” respectively.
b) Initial Public Offering and Shares Repurchase
On December 21, 2018, the Company completed an initial public offering (the “IPO”). For more information about the IPO, see Note 15 to our audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Form 10-K”). In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of its Class B common stock held by Mercantil Servicios Financieros, C.A., or MSF, the Company’s former parent company. See Note 11 to these unaudited interim consolidated financial statements for more information about the private placements and the repurchase of Class B common stock previously held by MSF.
c) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.
d) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and the accompanying footnote disclosures for the Company, which are included in the Form 10-K.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

For a complete summary of our significant accounting policies, please see Note 1 to the Company’s audited consolidated financial statements on the Form 10-K.
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
Revisions
In 2018, the Company determined to revise its presentation of loans by classes to correct for certain immaterial misclassifications in the presentation of loans by classes in the footnotes to the Company’s unaudited interim consolidated financial statements as of March 31, 2018. The Company assessed the impact of these misclassifications and determined they had no effect on the unaudited interim consolidated balance sheet as of March 31, 2018, the unaudited interim consolidated statements of operations and comprehensive income or the unaudited interim consolidated statement of cash flows for the three months ended March 31, 2018.
The following tables show the effects of the correction of the misclassifications to the footnotes to the Company’s unaudited interim consolidated financial statements as of March 31, 2018. This change in classification is reflected in the footnotes to the unaudited interim consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Changes in the allocation of allowance for loan losses and its allocation by impairment methodology and the related investment in loans:
As reported:

	Three Months Ended March 31, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$30,246	$33,731	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(864)	578	(691)	977	—
Loans charged-off
Domestic	—	(382)	—	(19)	(401)
International	—	—	—	(400)	(400)
Recoveries	34	832	—	53	919
Balances at end of the period	$29,416	$34,759	$3,671	$4,272	$72,118

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$2,226	$—	$—	$2,226
Collectively evaluated	29,416	32,533	3,671	4,272	69,892
	$29,416	$34,759	$3,671	$4,272	$72,118
Investment in loans, net of unearned income
Individually evaluated	$11,238	$15,055	$—	$342	$26,635
Collectively evaluated	2,699,872	2,243,345	416,292	564,306	5,923,815
	$2,711,110	$2,258,400	$416,292	$564,648	$5,950,450

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Changes in the allocation of allowance for loan losses and its allocation by impairment methodology and the related investment in loans:
As revised:

	Three Months Ended March 31, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(821)	535	(691)	977	—
Loans charged-off
Domestic	—	(382)	—	(19)	(401)
International	—	—	—	(400)	(400)
Recoveries	34	832	—	53	919
Balances at end of the period	$30,503	$33,672	$3,671	$4,272	$72,118

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$2,226	$—	$—	$2,226
Collectively evaluated	30,503	31,446	3,671	4,272	69,892
	$30,503	$33,672	$3,671	$4,272	$72,118
Investment in loans, net of unearned income
Individually evaluated	$11,238	$15,055	$—	$342	$26,635
Collectively evaluated	2,803,394	2,139,788	416,292	564,341	5,923,815
	$2,814,632	$2,154,843	$416,292	$564,683	$5,950,450

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Changes in the allocation of allowance for loan losses and its allocation by impairment methodology and the related investment in loans:
Effects of change:

	Three Months Ended March 31, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$1,044	$(1,044)	$—	$—	$—
(Reversal of) provision for loan losses	43	(43)	—	—	—
Loans charged-off
Domestic	—	—	—	—	—
International	—	—	—	—	—
Recoveries	—	—	—	—	—
Balances at end of the period	$1,087	$(1,087)	$—	$—	$—

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	1,087	(1,087)	—	—	—
	$1,087	$(1,087)	$—	$—	$—
Investment in loans, net of unearned income
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	103,522	(103,557)	—	35	—
	$103,522	$(103,557)	$—	$35	$—

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2.	Securities
Amortized cost and approximate fair values of securities available for sale are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$899,571	$4,687	$(13,800)	$890,458
Corporate debt securities	258,421	1,089	(1,168)	258,342
U.S. government agency debt securities	218,813	362	(3,839)	215,336
Municipal bonds	162,123	2,295	(430)	163,988
Mutual funds	24,267	—	(800)	23,467
Commercial paper	—	—	—	—
	$1,563,195	$8,433	$(20,037)	$1,551,591

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$840,760	$2,197	$(22,178)	$820,779
Corporate debt securities	357,602	139	(5,186)	352,555
U.S. government agency debt securities	221,682	187	(4,884)	216,985
Municipal bonds	162,438	390	(2,616)	160,212
Mutual funds	24,266	—	(1,156)	23,110
Commercial paper	12,448	—	(38)	12,410
	$1,619,196	$2,913	$(36,058)	$1,586,051
At March 31, 2019 and December 31, 2018, the Company had no foreign sovereign debt securities.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$74,413	$(1,995)	$524,470	$(11,805)	$598,883	$(13,800)
Corporate debt securities	72,106	(365)	75,776	(803)	147,882	(1,168)
Municipal bonds	—	—	48,859	(430)	48,859	(430)
U.S. government agency debt securities	43,198	(436)	136,260	(3,403)	179,458	(3,839)
Mutual funds	—	—	23,220	(800)	23,220	(800)
Commercial paper	—	—	—	—	—	—
	$189,717	$(2,796)	$808,585	$(17,241)	$998,302	$(20,037)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$90,980	$(2,995)	$608,486	$(19,183)	$699,466	$(22,178)
Corporate debt securities	243,667	(3,800)	75,762	(1,386)	319,429	(5,186)
Municipal bonds	63,580	(939)	133,886	(3,945)	197,466	(4,884)
U.S. government agency debt securities	1,449	(6)	94,331	(2,610)	95,780	(2,616)
Mutual funds	—	—	22,865	(1,156)	22,865	(1,156)
Commercial paper	12,410	(38)	—	—	12,410	(38)
	$412,086	$(7,778)	$935,330	$(28,280)	$1,347,416	$(36,058)
At March 31, 2019 and December 31, 2018, debt securities issued or guaranteed by U.S. government-sponsored entities and agencies held by the Company were issued by institutions which the Company believes to posses little credit risk. The Company does not consider these securities to be other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not have the intent to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Unrealized losses on municipal and corporate debt securities, at March 31, 2019 and December 31, 2018, are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company does not consider these securities to be other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and management does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Amortized cost and approximate fair values of securities held to maturity, are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$81,088	$79	$(1,635)	$79,532
U.S. Government agency debt securities	2,821	22	—	2,843
	$83,909	$101	$(1,635)	$82,375

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$82,326	$—	$(3,889)	$78,437
U.S. Government agency debt securities	2,862	—	(49)	2,813
	$85,188	$—	$(3,938)	$81,250

Contractual maturities of securities at March 31, 2019 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$34,856	$34,769	$—	$—
After 1 year through 5 years	239,679	239,297	—	—
After 5 years through 10 years	172,190	172,421	—	—
After 10 years	1,092,203	1,081,637	83,909	82,375
No contractual maturities	24,267	23,467	—	—
	$1,563,195	$1,551,591	$83,909	$82,375

3.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	March 31, 2019	December 31, 2018
Real estate loans
Commercial real estate
Nonowner occupied	$1,852,903	$1,809,356
Multi-family residential	878,239	909,439
Land development and construction loans	291,416	326,644
	3,022,558	3,045,439
Single-family residential	535,306	533,481
Owner occupied	801,856	777,022
	4,359,720	4,355,942
Commercial loans	1,239,525	1,380,428
Loans to financial institutions and acceptances	27,985	68,965
Consumer loans and overdrafts	107,208	114,840
	$5,734,438	$5,920,175
The amounts above include loans under syndication facilities of approximately $640 million and $807 million at March 31, 2019 and December 31, 2018, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements among other lenders (club deals), and other agreements.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $18.4 million and $19.5 million at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$124,772	$6,525	$131,297
Commercial loans	—	63,061	63,061
Loans to financial institutions and acceptances	—	8,000	8,000
Consumer loans and overdrafts (3)	25,763	8,228	33,991
	$150,535	$85,814	$236,349
__________________

(1)	Loans to borrowers in fifteen other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges for Venezuela resident card holders are suspended when the cardholders’ average deposits decline below the outstanding credit balance. At the beginning of 2018, the Company changed the monitoring of such balances from quarterly to monthly. The Company determined to discontinue its international credit cards in April 2019.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$128,971	$6,467	$135,438
Commercial loans	—	73,636	73,636
Loans to financial institutions and acceptances	—	49,000	49,000
Consumer loans and overdrafts (3)	28,191	13,494	41,685
	$157,162	$142,597	$299,759
__________________

(1)	Loans to borrowers in seventeen other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges for Venezuela resident card holders are suspended when the cardholders’ average deposits decline below the outstanding credit balance. At the beginning of 2018, the Company changed the monitoring of such balances from quarterly to monthly.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of March 31, 2019 and December 31, 2018 are summarized in the following tables:

	March 31, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,852,903	$1,852,903	$—	$—	$—	$—	$—	$—
Multi-family residential	878,239	877,574	—	665	—	665	665	—
Land development and construction loans	291,416	291,416	—	—	—	—	—	—
	3,022,558	3,021,893	—	665	—	665	665	—
Single-family residential	535,306	523,172	7,802	921	3,411	12,134	6,514	—
Owner occupied	801,856	799,187	408	1,880	381	2,669	5,192	—
	4,359,720	4,344,252	8,210	3,466	3,792	15,468	12,371	—
Commercial loans	1,239,525	1,234,890	3,151	399	1,085	4,635	7,361	—
Loans to financial institutions and acceptances	27,985	27,985	—	—	—	—	—	—
Consumer loans and overdrafts	107,208	105,434	587	434	753	1,774	37	749
	$5,734,438	$5,712,561	$11,948	$4,299	$5,630	$21,877	$19,769	$749

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,809,356	$1,809,356	$—	$—	$—	$—	$—	$—
Multi-family residential	909,439	909,439	—	—	—	—	—	—
Land development and construction loans	326,644	326,644	—	—	—	—	—	—
	3,045,439	3,045,439	—	—	—	—	—	—
Single-family residential	533,481	519,730	7,910	2,336	3,505	13,751	6,689	419
Owner occupied	777,022	773,876	2,800	160	186	3,146	4,983	—
	4,355,942	4,339,045	10,710	2,496	3,691	16,897	11,672	419
Commercial loans	1,380,428	1,378,022	704	1,062	640	2,406	4,772	—
Loans to financial institutions and acceptances	68,965	68,965	—	—	—	—	—	—
Consumer loans and overdrafts	114,840	113,227	474	243	896	1,613	35	884
	$5,920,175	$5,899,259	$11,888	$3,801	$5,227	$20,916	$16,479	$1,303
At March 31, 2019 and December 31, 2018, loans with an outstanding principal balance of $1,289 million and $1,680 million, respectively, were pledged as collateral to secure advances from the FHLB.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

4.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018, and its allocation by impairment methodology and the related investment in loans, net as of March 31, 2019 and 2018 are summarized in the following tables:

	Three Months Ended March 31, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,778	$30,018	$445	$8,521	$61,762
(Reversal of) provision for loan losses	(322)	(31)	(339)	692	—
Loans charged-off
Domestic	—	(992)	—	(196)	(1,188)
International	—	(18)	—	(406)	(424)
Recoveries	—	123	—	49	172
Balances at end of the period	$22,456	$29,100	$106	$8,660	$60,322

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$1,593	$—	$1,202	$2,795
Collectively evaluated	22,456	27,507	106	7,458	57,527
	$22,456	$29,100	$106	$8,660	$60,322
Investment in loans, net of unearned income
Individually evaluated	$711	$12,325	$—	$3,392	$16,428
Collectively evaluated	3,016,569	2,137,165	27,985	536,291	5,718,010
	$3,017,280	$2,149,490	$27,985	$539,683	$5,734,438

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(821)	535	(691)	977	—
Loans charged-off
Domestic	—	(382)	—	(19)	(401)
International	—	—	—	(400)	(400)
Recoveries	34	832	—	53	919
Balances at end of the period	$30,503	$33,672	$3,671	$4,272	$72,118

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$2,226	$—	$—	$2,226
Collectively evaluated	30,503	31,446	3,671	4,272	69,892
	$30,503	$33,672	$3,671	$4,272	$72,118
Investment in loans, net of unearned income
Individually evaluated	$11,238	$15,055	$—	$342	$26,635
Collectively evaluated	2,803,394	2,139,788	416,292	564,341	5,923,815
	$2,814,632	$2,154,843	$416,292	$564,683	$5,950,450
The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2019	$23,475	$126,838	$—	$1,864	$152,177
2018	$2,958	$10,000	$—	$—	$12,958

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans as of March 31, 2019 and December 31, 2018

	March 31, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$5,188	$—	$—
Multi-family residential	—	711	711	719	716	—
Land development and construction loans	—	—	—	—	—	—
	—	711	711	5,907	716	—
Single-family residential	3,411	289	3,700	4,182	3,802	1,346
Owner occupied	363	4,352	4,715	5,187	4,715	159
	3,774	5,352	9,126	15,276	9,233	1,505
Commercial loans	7,169	120	7,289	7,178	8,427	1,289
Consumer loans and overdrafts	2	11	13	17	11	1
	$10,945	$5,483	$16,428	$22,471	$17,671	$2,795

	December 31, 2018
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$7,935	$—	$—
Multi-family residential	—	717	717	724	722	—
Land development and construction loans	—	—	—	—	—	—
	—	717	717	8,659	722	—
Single-family residential	3,086	306	3,392	4,046	3,427	1,235
Owner occupied	169	4,427	4,596	5,524	4,601	75
	3,255	5,450	8,705	18,229	8,750	1,310
Commercial loans	4,585	148	4,733	7,464	6,009	1,059
Consumer loans and overdrafts	9	11	20	15	17	4
	$7,849	$5,609	$13,458	$25,708	$14,776	$2,373
_______________

(1)	Average using trailing four quarter balances.

During the three months ended March 31, 2019 and 2018, the Company recognized interest income of $18 thousand and $25 thousand, respectively, on impaired loans.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

There were no new troubled debt restructurings (“TDRs”) during the three months ended March 31, 2019. Consequently, during the three months ended March 31, 2019, the Company did not incur any charge-offs against the allowance for loan losses as a result of TDR loans. Since March 31, 2018, no TDRs subsequently defaulted under the modified terms of the loan agreement.
Credit Risk Quality
The Company’s investment in loans by credit quality indicators as of March 31, 2019 and December 31, 2018 are summarized in the following tables:

	March 31, 2019
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,844,618	$8,285	$—	$—	$—	$1,852,903
Multi-family residential	877,574		665	—	—	878,239
Land development and construction loans	291,416	—	—	—	—	291,416
	3,013,608	8,285	665	—	—	3,022,558
Single-family residential	528,792	—	6,514	—	—	535,306
Owner occupied	780,457	12,767	8,632	—	—	801,856
	4,322,857	21,052	15,811	—	—	4,359,720
Commercial loans	1,225,901	3,992	9,073	559	—	1,239,525
Loans to financial institutions and acceptances	27,985	—	—	—	—	27,985
Consumer loans and overdrafts	101,264	—	5,944	—	—	107,208
	$5,678,007	$25,044	$30,828	$559	$—	$5,734,438

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,802,573	$6,561	$222	$—	$—	$1,809,356
Multi-family residential	909,439	—	—	—	—	909,439
Land development and construction loans	326,644	—	—	—	—	326,644
	3,038,656	6,561	222	—	—	3,045,439
Single-family residential	526,373	—	7,108	—	—	533,481
Owner occupied	758,552	9,019	9,451	—	—	777,022
	4,323,581	15,580	16,781	—	—	4,355,942
Commercial loans	1,369,434	3,943	6,462	589	—	1,380,428
Loans to financial institutions and acceptances	68,965	—	—	—	—	68,965
Consumer loans and overdrafts	108,778	—	6,062	—	—	114,840
	$5,870,758	$19,523	$29,305	$589	$—	$5,920,175

5.	Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion at March 31, 2019 and December 31, 2018. Time deposits in denominations of $250,000 or more amounted to approximately $739 million and $718 million at March 31, 2019 and December 31, 2018, respectively. Time deposits include brokered time deposits, all in denominations of less than $100,000. As of March 31, 2019 and December 31, 2018, brokered time deposits amounted to $589 million and $642 million, respectively.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

6.	Advances From the Federal Home Loan Bank and Other Borrowings
The Company had outstanding advances from the FHLB and other borrowings. These borrowings bear fixed interest rates or variable rates based on 3-month LIBOR as follows:

Year of Maturity	Interest Rate	March 31, 2019	December 31, 2018
(in thousands, except percentages)
2019	1.80% to 3.86%	$385,000	$440,000
2020	1.50% to 2.74%	265,000	306,000
2021	1.93% to 3.08%	210,000	210,000
2022	2.48% to 2.80%	120,000	120,000
2023 and after	2.95% to 3.23%	90,000	90,000
		$1,070,000	$1,166,000

7.	Derivative Instruments
At March 31, 2019 and December 31, 2018, the fair values of the Company’s derivative instruments were as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$—	$9,386	$283
Interest rate swaps not designated as hedging instruments:
Customers	4,815	—	1,420	—
Third party broker	—	4,815	—	1,420
	4,815	4,815	1,420	1,420
Interest rate caps not designated as hedging instruments:
Customers	—	176	—	685
Third party broker	176	—	685	—
	176	176	685	685
	$4,991	$4,991	$11,491	$2,388
Derivatives Designated as Hedging Instruments
In February and March 2019, the Company terminated the interest rate swaps designated as cash flow hedges. The Company will recognize the contracts’ cumulative net unrealized gains in earnings over the remaining original life of the terminated interest rate swaps.
At December 31, 2018, the Company’s interest rate swaps designated as cash flow hedges involved the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

At December 31, 2018, the Company had 16 interest rate swap contracts with total notional amounts of $280 million, that were designated as cash flow hedges of floating rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. These hedge relationships were expected to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the three months ended March 31, 2019 and 2018.
Derivatives Not Designated as Hedging Instruments
At March 31, 2019 and December 31, 2018, the Company had twelve and eight interest rate swap contracts with customers with a total notional amount of $145.4 million and $80.4 million, respectively. These instruments involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contract. In addition, at March 31, 2019 and December 31, 2018, the Company had interest rate swap mirror contracts with a third party broker with similar terms.
At March 31, 2019 and December 31, 2018, the Company had sixteen interest rate cap contracts with customers with a total notional amount of $320.8 million and $323.7 million, respectively. In addition, at March 31, 2019 and December 31, 2018, the Company had interest rate cap mirror contracts with various third party brokers with similar terms.

8.	Stock-based Incentive Compensation Plan
The Company sponsors the Mercantil Bank Holding Corporation 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements on the Form 10-K for more information on the 2018 Equity Plan and restricted stock awards for the year ended 2018.
On January 21, 2019, the Company granted 1,299 shares of restricted stock to one of its employees. These shares of restricted stock will vest in three approximately equal amounts on each of January 21, 2020, 2021 and 2022. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $13.50.
During the three months ended March 31, 2019, the Company recorded $1.5 million of compensation expense related to restricted stock awards granted in December 2018 and January 2019. The total unamortized deferred compensation expense of $8.3 million for all unvested restricted stock outstanding at March 31, 2019 will be recognized over a weighted average period of 2 years.

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

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The effective combined federal and state tax rates for the three months ended March 31, 2019 and 2018 were 21.49% and 13.76%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecast permanent non-taxable interest and other income, and the impact of permanent non-deductible discrete expense items incurred during the period, which primarily include the non-deductible spin-off costs in 2018 and the effect of corporate state taxes.
10.    Accumulated Other Comprehensive Loss (“AOCL”):
The components of AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2019			December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities	$(11,604)	$2,838	$(8,766)	$(33,145)	$8,104	$(25,041)
Unrealized gains on interest rate swaps designated as cash flow hedges	8,759	(2,142)	$6,617	9,103	(2,226)	$6,877
Total AOCL	$(2,845)	$696	$(2,149)	$(24,042)	$5,878	$(18,164)
The components of other comprehensive income (loss) for the periods presented is summarized as follows:

	Three Months Ended March 31,
	2019			2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gains (losses) on available for sale securities:
Change in fair value arising during the period	$21,545	$(5,267)	$16,278	$(20,850)	$5,873	$(14,977)
Reclassification adjustment for net gains included in net income	(4)	1	(3)	—	—	—
	21,541	(5,266)	16,275	(20,850)	5,873	(14,977)
Unrealized (losses) gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(15)	4	(11)	6,101	(1,821)	4,280
Reclassification adjustment for net interest (income) expense included in net income	(329)	80	(249)	121	(31)	90
	(344)	84	(260)	6,222	(1,852)	4,370
Total other comprehensive income (loss)	$21,197	$(5,182)	$16,015	$(14,628)	$4,021	$(10,607)

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

11. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of March 31, 2019 and December 31, 2018 were 28,985,996 and 26,851,832, respectively.
IPO Over-allotment Option
On January 23, 2019, the underwriters of the Company’s IPO partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per shares of Class A common stock. The net proceeds to the Company from this transaction were approximately $3.0 million.
MSF agreed to pay all underwriting discounts, commissions and offering expenses with respect to the IPO, including the over-allotment option.
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
b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued as of March 31, 2019 and December 31, 2018 were 17,751,053. As of March 31, 2019 and December 31, 2018, there were 14,218,596 shares and 16,330,917 shares of Class B common stock outstanding. As of March 31, 2019 and December 31, 2018, the Company had 3,532,457 shares and 1,420,136 shares of Class B common stock, respectively, held as treasury stock under the cost method.
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
Following this repurchase, MSF no longer owns any shares of the Company’s Class A common stock or Class B common stock. Additionally, MSF no longer has any rights to register Company shares for resale.
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

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.6 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2019 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$884,142
Credit card facilities	196,901
Standby letters of credit	24,278
Commercial letters of credit	2,589
$1,107,910
13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$890,458	$—	$890,458
Corporate debt securities	—	258,342	—	258,342
U.S. government agency debt securities	—	215,336	—	215,336
Municipal bonds	—	163,988	—	163,988
Mutual funds	—	23,467	—	23,467
	—	1,551,591	—	1,551,591
Bank owned life insurance	—	207,546	—	207,546
Derivative instruments	—	4,991	—	4,991
	$—	$1,764,128	$—	$1,764,128
Liabilities
Derivative instruments	$—	$4,991	$—	$4,991

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$820,779	$—	$820,779
Corporate debt securities	—	352,555	—	352,555
U.S. government agency debt securities	—	216,985	—	216,985
Municipal bonds	—	160,212	—	160,212
Mutual funds	—	23,110	—	23,110
Commercial paper	—	12,410	—	12,410
	—	1,586,051	—	1,586,051
Bank owned life insurance	—	206,141	—	206,141
Derivative instruments	—	11,491	—	11,491
	$—	$1,803,683	$—	$1,803,683
Liabilities
Derivative instruments	$—	$2,388	$—	$2,388
At the dates shown, there were no Level 3 assets or liabilities.
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
The valuation techniques and the inputs used in our consolidated financial statements to measure the fair value of our recurring Level 2 financial instruments consider, among other factors, the following:

•	Similar securities actively traded which are selected from recent market transactions;

•	Observable market data which includes spreads in relationship to LIBOR, swap curve, and prepayment speed rates, as applicable.

•	The captured spread and prepayment speed are used to obtain the fair value for each related security.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table presents the major category of assets measured at fair value on a nonrecurring basis at March 31, 2019 :

	March 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for sale	$9,968	$—	$—	$—
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

•
The fair value of loans held for sale, securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 17 to the Company’s audited consolidated financial statements on the Form 10-K.

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

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,792,815	$2,670,693	$2,850,015	$2,739,721
Financial liabilities
Time deposits	1,770,303	1,772,212	1,745,025	1,740,752
Advances from the FHLB	1,070,000	1,074,596	1,166,000	1,167,213
Junior subordinated debentures	118,110	114,620	118,110	99,450

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

14.	Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income available to common stockholders	$13,071	$9,429
Denominator:
Basic weighted average shares outstanding	42,755	42,489
Dilutive effect of share-based compensation awards	159	—
Diluted weighted average shares outstanding	42,914	42,489

Basic earnings per common share	$0.31	$0.22
Diluted earnings per common share	$0.30	$0.22
As of March 31, 2019, potential dilutive instruments consist of 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of March 31, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards had a dilutive effect. As of March 31, 2018, the Company had no potentially dilutive instruments.

15.	Segment Information
The following tables provide a summary of the Company’s financial information as of March 31, 2019 and December 31, 2018 and for the three months periods ended March 31, 2019 and 2018 on a managed basis. The Company’s definition of managed basis starts with the reported U.S. GAAP results and includes funds transfer pricing compensation and allocations of direct and indirect expenses from overhead, internal support centers, and product support centers. This allows management to assess the comparability of results from period-to-period arising from segment operations. The corresponding income tax impact related to tax-exempt items is recorded within income tax (expense)/benefit.

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

(in thousands)	Personal and Commercial Banking ("PAC")	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended March 31, 2019
Income Statement:
Net interest income	$50,044	$162	$403	$4,828	$55,437
(Reversal of) provision for loan losses	(709)	(517)	(358)	1,584	—
Net interest income after (reversal of) provision for loan losses	50,753	679	761	3,244	55,437
Noninterest income	5,210	74	3,005	4,867	13,156
Noninterest expense	40,878	449	3,127	7,491	51,945
Net income (loss) before income tax:
Banking	15,085	304	639	620	16,648
Non-banking contribution(1)	762	5	—	(767)	—
	15,847	309	639	(147)	16,648
Income tax (expense) benefit	(3,785)	(74)	420	(138)	(3,577)
Net income (loss)	$12,062	$235	$1,059	$(285)	$13,071

As of March 31, 2019
Loans, net(2)(3)	$5,711,728	$28,500	$—	$(56,144)	$5,684,084
Deposits	$5,224,837	$19,079	$607,830	$36,442	$5,888,188

Mercantil Bank Holding Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended March 31, 2018
Income Statement:
Net interest income	$46,681	$1,480	$956	$3,516	$52,633
(Reversal of) provision for loan losses	(2,139)	(719)	(117)	2,975	—
Net interest income after (reversal of) provision for loan losses	48,820	2,199	1,073	541	52,633
Noninterest income	5,708	109	1,950	6,178	13,945
Noninterest expense	40,014	1,175	2,962	11,494	55,645
Net income (loss) before income tax:
Banking	14,514	1,133	61	(4,775)	10,933
Non-banking contribution(1)	50	(11)	—	(39)	—
	14,564	1,122	61	(4,814)	10,933
Income tax (expense) benefit	(2,221)	(171)	312	576	(1,504)
Net income (loss)	$12,343	$951	$373	$(4,238)	$9,429

As of December 31, 2018
Loans, net(2)	$5,845,266	$69,755	$—	$(56,608)	$5,858,413
Deposits	$5,339,099	$16,293	$642,106	$35,188	$6,032,686
__________________

(1)	Non-banking contribution reflects allocations of the net results of Amerant Trust and Amerant Investment subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $10.0 million which are allocated to PAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Mercantil Bank Holding Corporation’s (the “Company”) results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has two principal subsidiaries, Amerant Trust, N.A. (“Amerant Trust”) and Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this quarterly report on Form 10-Q, as well as the information contained in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2019 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements
Various of the statements made in this quarterly report on Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, without limitation, future financial and operating results; costs and revenues; economic conditions generally and in our markets; loan demand; mortgage lending activity; changes in the mix of our earning assets and our deposit and wholesale liabilities; net interest margin; yields on earning assets; interest rates (generally and those applicable to our assets and liabilities); credit quality, including loan performance, nonperforming assets, provisions for loan losses, charge-offs, other-than-temporary impairments and collateral values; market trends; and customer preferences, as well as statements with respect to our objectives, expectations and intentions and other statements that are not historical facts. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlook” and other similar words and expressions of the future in this Quarterly Report on Form 10-Q. These forward-looking statements should be read together with the “Risk Factors” included in our Form 10-K and our other reports filed with the SEC. Additionally, these forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•
our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets which assume, among other things, continued growth in our domestic loans, increased domestic deposits, increased cross-selling of services, increased efficiency and cost savings;

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, especially those affecting our Venezuelan depositors and credit card holders;

•	business and economic conditions, generally and especially in our primary market areas;

•	operational risks inherent to our business;

•	our ability to successfully manage our credit risks and the sufficiency of our allowance for possible loan losses;

•
the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, interest rate, and credit conditions, including changes in borrowers’ credit risks and payment behaviors, including those resulting from the changes to our international credit card program in April 2019;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

•
compliance with the Bank Secrecy Act of 1970, the rules of the Treasury Department’s Office of Foreign Assets Control and anti-money laundering laws and regulations, especially given our exposure to Venezuela customers;

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

•	defaults by or deteriorating asset quality of other institutions;

•
the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses, valuations of assets and liabilities and other estimates, including the timing and effects of the implementation of the current expected credit losses model to financial instruments (“CECL”) and the change in our credit card programs;

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

•
the effects of recent and future legislative and regulatory changes, including changes in banking, securities, tax, trade and finance laws, rules and regulations, such as the planned cessation of LIBOR, and their application by our regulators;

•	our ability to continue to increase our core domestic deposits, and reduce the percentage of foreign deposits;

•	the occurrence of fraudulent activity, data breaches or failures of our information security controls or cybersecurity-related incidents that may compromise our systems or customers’ information;

•	interruptions involving our information technology and telecommunications systems or third-party services;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;

•	the costs and obligations associated with being a newly public company;

•	our ability to maintain our strong reputation, particularly in light of our ongoing rebranding effort;

•	claims or legal actions to which we may be subject; and

•	the other factors and information in our Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Form 10-K.
  Forward-looking statements, including those as to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the Company’s actual results, performance, achievements, or financial condition to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not rely on any forward-looking statements as predictions of future events. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not expect us to update any forward-looking statements. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in our Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website www.sec.gov.
OVERVIEW
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Amerant Trust and Amerant Investments subsidiaries. The Bank’s primary markets are South Florida, where we operate 15 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties, and Dallas, Texas and New York, New York, where we operate loan production offices. We have no foreign offices.
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

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income and noninterest income and expenses.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds.
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
Noninterest Income. Noninterest income consists of, among other things: (i) deposit and service fees; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) data processing and fees for other services provided to MSF and its affiliates; (vi) securities gains or losses; and (vii) other noninterest income.
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold. Fees are affected by prevailing market conditions, including interest rates, generally, and for deposit products, our marketing efforts and other factors.
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to the trading volume of our customer’s transactions, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody accounts increased $101.6 million, or 6.00%, to $1.69 billion at March 31, 2019 from $1.59 billion at December 31, 2018.
Income from changes in the cash surrender value of our BOLI policies represents the amount that may be realized under the contracts with the insurance carriers, which are nontaxable.
Card servicing fees include credit card issuance and credit and debit card interchange fees. Credit card issuance fees are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Our credit card issuance and interchange fees will decrease as we exit the credit card business.

We have historically provided certain administrative services to MSF’s non-U.S. affiliates under certain service agreements with arms-length terms and charges. Income from this source changes based on changes to the direct costs associated with providing the services and based on changes to the amount and scope of services provided, which are reviewed periodically. These transition services are declining and are expected to end by the second quarter of 2019. All transition services are billed by us and paid by MSF’s non-U.S. affiliates in U.S. Dollars. During the three months ended March 31, 2019, we were paid approximately $0.5 million for these services. MSF’s non-U.S. affiliates have provided certain services to us on terms consistent with U.S. regulatory requirements for which they receive compensation.
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
Professional and other services fees include legal, accounting and consulting fees, card processing fees, and other fees related to our business operations, and include directors’ fees and Office of the Comptroller of the Currency (“OCC”) fees.
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
Other operating expenses include advertising, marketing (specifically, our current rebranding), community engagement, and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from our spin-off from our previous parent completed in 2018.

Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. On October 24, 2018, our Bank, Trust Company and Investment Services subsidiaries adopted the “Amerant” name and brand, or the “New Brand.” During the first three months of 2019, we incurred approximately $0.9 million of restructuring expenses primarily related to rebranding. We expect to incur an additional $3.3 million in 2019 to rebrand our organization. Of this amount, approximately $0.2 million is expected to be spent for signage that will be capitalized and amortized over the shorter of the useful life of the sign, the remaining life of owned buildings or the remaining terms of leased facilities. Approximately $250,000 of software costs will be amortized over three years. The remainder will be expensed.
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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the lending pipeline, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the characteristics and maturities of our assets when compared to the characteristics of our liabilities and other factors.

Performance Highlights
Performance highlights for the three months ended March 31, 2019 include the following (See “Financial Highlights” for an explanation of non-GAAP financial measures):

•
Net income for the three months ended March 31, 2019 was $13.1 million, down 9.4% compared to $14.4 million in the fourth quarter of 2018 and up 38.6% compared to $9.4 million in the first quarter of 2018.

•	Pretax net income was $16.6 million in the first quarter of 2019, up 7.4% from $15.5 million in the fourth quarter of 2018 and up 52.3% from $10.9 million in the first quarter of 2018.

•
Net interest income was $55.4 million in the first quarter of 2019, down 2.4% compared to $56.8 million in the fourth quarter of 2018 mainly due to additional interest income of approximately $1.0 million received in the previous quarter on a recovery of a non-performing international commercial loan that paid off. This recovery improved our results but affects the comparability of the first quarter of 2019 to the last quarter of 2018. Net interest income in the first quarter of 2019 was up 5.3% compared to $52.6 million in the first quarter of 2018.

•	Net interest margin, or NIM, was 2.96% in the first quarter of 2019, up from 2.95% in the fourth quarter of 2018 and up from 2.70% in the first quarter of 2018.

•
Non-performing assets to total assets was 0.26% in the first quarter of 2019, compared to 0.22% in the fourth quarter of 2018, and 0.39% in the first quarter of 2018. The Company made no provisions for loan losses in the first quarter of 2019 or 2018, and released $1.4 million from the allowance for loan losses in the fourth quarter of 2018.

•	Noninterest income was $13.2 million in the first quarter 2019, up 9.7% compared to $12.0 million in the fourth quarter of 2018 and down 5.7% compared to $13.9 million in the first quarter of 2018.

•
Noninterest expense was $51.9 million in the first quarter of 2019, down 5.0% compared to $54.6 million in the fourth quarter of 2018, down 6.7% compared to $55.6 million in the first quarter of 2018. Adjusted noninterest expense was $51.0 million in the first quarter of 2019, up 6.5% compared to $47.9 million in the fourth quarter of 2018 and down 3.4% from $52.8 million in the firist quarter of 2018. Adjusted noninterest expense primarily excludes expenses for restructuring activities in the first quarter of 2019 and the fourth quarter of 2018, mainly staff reduction, legal, advisory and rebranding costs, and excludes spin-off costs in the first quarter of 2018.

•
The efficiency ratio improved to 75.7% in the first quarter of 2019, compared to 79.5% in the fourth quarter of 2018 and 83.6% in the first quarter of 2018. On an adjusted basis, the efficiency ratio was 74.4% in the first quarter of 2019, compared to 69.6% in the fourth quarter of 2018 and 79.3% in the first quarter of 2018.

Financial Highlights
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2019 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	March 31, 2019	December 31, 2018
	(in thousands)
Consolidated Balance Sheets
Total assets	$7,902,355	$8,124,347
Total securities	1,701,328	1,741,428
Total loan portfolio (1)	5,744,406	5,920,175
Allowance for loan losses	60,322	61,762
Total deposits	5,888,188	6,032,686
Junior subordinated debentures	118,110	118,110
Advances from the FHLB and other borrowings	1,070,000	1,166,000
Stockholders' equity	778,749	747,418

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Consolidated Results of Operations
Net interest income	$55,437	$52,633
Provision for loan losses	—	—
Noninterest income	13,156	13,945
Noninterest expense	51,945	55,645
Net income	13,071	9,429
Common Share Data (2)
Basic income per common share	0.31	0.22
Diluted income per common share	0.30	0.22
Basic weighted average shares outstanding	42,755	42,489
Diluted weighted average shares outstanding (3)	42,914	42,489
Cash dividend declared per common share	—	0.94

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (4)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM)(5)	2.96%	2.70%
Net income / Average total assets (ROA) (6)	0.65%	0.45%
Net income / Average stockholders' equity (ROE) (7)	6.87%	5.04%
Net income / Average tangible common equity (ROATCE) (8)	7.07%	5.19%

Capital Adequacy Indicators
Total capital ratio (9)	14.35%	12.94%
Tier 1 capital ratio (10)	13.48%	11.87%
Tier 1 leverage ratio (11)	10.83%	9.77%
Common equity tier 1 capital ratio (CET1)(12)	11.79%	10.29%
Tangible common equity ratio (13)	9.61%	8.23%
Tangible book value per common share	$17.54	$16.27

Asset Quality Indicators (%)
Non-performing assets / Total assets(14)	0.26%	0.39%
Non-performing loans / Total loan portfolio (1) (15)	0.36%	0.54%
Allowance for loan losses / Total non-performing loans (15) (16)	294.01%	223.92%
Allowance for loan losses / Total loan portfolio (1) (16)	1.05%	1.21%
Net charge-offs (recoveries)/ Average total loan portfolio (17)	0.10%	(0.01)%

Efficiency Indicators
Noninterest expense / Average total assets (6)	2.58%	2.65%
Personnel expense / Average total assets (6)	1.66%	1.62%
Efficiency ratio (18)	75.73%	83.58%

Adjusted Selected Consolidated Results of Operations and Other Data(19)
Adjusted noninterest expense	$51,012	$52,807
Adjusted net income before income tax	17,581	13,771
Adjusted net income	13,803	11,876
Adjusted net income per share- Basic	0.33	0.28
Adjusted net income per share- Diluted (3)	0.32	0.28
Adjusted net income / Average total assets (ROA) (6)	0.69%	0.57%
Adjusted net income / Average stockholders' equity (ROE) (7)	7.25%	6.35%
Adjusted net income / Average tangible common equity (ROATCE)(8)	7.47%	6.54%
Adjusted noninterest expense / Average total assets (6)	2.53%	2.51%
Adjusted efficiency ratio (20)	74.37%	79.32%

__________________

(1)
Outstanding loans are net of deferred loan fees and costs, excluding the allowance for loan losses. At March 31, 2019, total loans include $10.0 million in loans held for sale. There were no loans held for sale at December 31, 2018.

(2)
The earnings per common share reflect the reverse stock split which reduced the number of outstanding shares of each class on a 1-for-3 basis. See Note 15 to the audited consolidation financial statements included in the Form 10-K for more details on the reverse stock split.

(3)
As of March 31, 2019, potential diluted instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of March 31, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards had a dilutive effect. We had no outstanding dilutive instruments as of March 31, 2018.

(4)	Operating data for the three months ended March 31, 2019 and 2018 have been annualized.

(5)
Net interest margin is net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets, which yield interest or similar income.

(6)	Calculated based upon the average daily balance of total assets.

(7)	Calculated based upon the average daily balance of stockholders’ equity.

(8)	Calculated based upon the average daily balance of stockholders’ equity less the average daily balance of goodwill and other intangible assets.

(9)	Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.

(10)	Tier 1 capital divided by total risk-weighted assets.

(11)
Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $114.1 million at March 31, 2019 and 2018.

(12)	Common Equity Tier 1 (CET 1) capital divided by total risk-weighted assets.

(13)	Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets.

(14)
Non-performing assets include all non-performing loans and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $20.5 million and $32.5 million as of March 31, 2019 and 2018, respectively.

(15)
Non-performing loans include all accruing loans past due by 90 days or more, and all nonaccrual loans. Non-performing loans were $20.5 million and $32.2 million as of March 31, 2019 and 2018, respectively.

(16)
Allowance for loan losses was $60.3 million and $72.1 million as of March 31, 2019 and 2018, respectively. See Note 5 to our audited consolidated financial statements on Form 10-K and Note 4 to these unaudited interim consolidated financial statements for more details on our impairment models.

(17)	Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(18)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.

(19)
This presentation contains adjusted financial information, including adjusted noninterest expenses, adjusted net income before income taxes, and the other adjusted items shown, determined by methods other than GAAP.

(20)	Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring and spin-off costs, described in “Non-GAAP Financial Measures Reconciliation”.

Non-GAAP Financial Measures Reconciliation
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements, adjusted for the costs incurred by the Company in the first quarter of 2019 related to restructuring costs and in the first quarter of 2018 related to the spin-off costs. Spin-off costs, which commenced in the last quarter of 2017 and continued during 2018 are not deductible for Federal and state income tax purposes. The Company believes these adjusted numbers are useful to understand the Company’s performance absent these transactions and events.

	Three Months Ended March 31,
(in thousands)	2019	2018

Total noninterest expenses	$51,945	$55,645
Less: Restructuring costs (1):
Rebranding costs	933	—
Total restructuring costs	$933	$—
Less spin-off costs:
Legal fees	—	1,000
Accounting and consulting fees	—	1,294
Other expenses	—	544
Total spin-off costs	$—	$2,838
Adjusted noninterest expenses	$51,012	$52,807

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2019	2018

Net income before income tax	$16,648	$10,933
Plus: Restructuring costs	933	—
Plus: total spin-off costs	—	2,838
Adjusted net income before income tax	$17,581	$13,771

Net income	$13,071	$9,429
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	933	—
Income tax effect	(201)	—
Total after-tax restructuring costs	732	—
Plus after-tax spin-off costs:
Total spin-off costs before income tax effect	—	2,838
Income tax effect (2)	—	(391)
Total after-tax spin-off costs	—	2,447
Adjusted net income	$13,803	$11,876

Basic earnings per share	$0.31	$0.22
Plus: after tax impact of restructuring costs	0.02	—
Plus: after tax impact of spin-off costs	—	0.06
Total adjusted basic earnings per share	$0.33	$0.28

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2019	2018

Diluted earnings per share (3)	$0.30	$0.22
Plus: after tax impact of restructuring costs	0.02	—
Plus: after tax impact of spin-off costs	—	0.06
Total adjusted diluted earnings per share	$0.32	$0.28

Net income / Average total assets (ROA)	0.65%	0.45%
Plus: after tax impact of restructuring costs	0.04%	—%
Plus: after tax impact of spin-off costs	—%	0.12%
Adjusted net income / Average total assets (ROA)	0.69%	0.57%

Net income / Average stockholders' equity (ROE)	6.87%	5.04%
Plus: after tax impact of restructuring costs	0.38%	—%
Plus: after tax impact of spin-off costs	—%	1.31%
Adjusted net income / Stockholders' equity (ROE)	7.25%	6.35%

Noninterest expense / Average total assets	2.58%	2.65%
Less: impact of restructuring costs	(0.05)%	—%
Less: impact of spin-off costs	—%	(0.14)%
Adjusted Noninterest expense / Average total assets	2.53%	2.51%

Efficiency ratio	75.73%	83.58%
Less: impact of restructuring costs	(1.36)%	—%
Less: impact of spin-off costs	—%	(4.26)%
Adjusted efficiency ratio	74.37%	79.32%

Net income / Average tangible common equity (ROATCE)	7.07%	5.19%
Plus: after tax impact of restructuring costs	0.40%	—%
Plus: after tax impact of total spin-off costs	—%	1.35%
Adjusted net income / Average tangible common equity (ROATCE)	7.47%	6.54%

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2019	2018

Stockholders' equity	$778,749	$712,272
Less: goodwill and other intangibles	(21,005)	(21,151)
Tangible common stockholders' equity	$757,744	$691,121
Total assets	7,902,355	8,423,594
Less: goodwill and other intangibles	(21,005)	(21,151)
Tangible assets	$7,881,350	$8,402,443
Common shares outstanding	43,205	42,489
Tangible common equity ratio	9.61%	8.23%
Tangible book value per common share	$17.54	$16.27
_______________
(1) Expenses incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to, a reduction in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(2) Calculated based upon the estimated annual effective tax rate for the period, which excludes the tax effect of discrete items, and the amounts that resulted from the difference between permanent spin-off costs that are non-deductible for Federal and state income tax purposes, and total spin-off costs recognized in the consolidated financial statements. The estimated annual effective rate applied for the calculation differs from the reported effective tax rate since it is based on a different mix of statutory rates applicable to these expenses and to the rates applicable to the Company and its subsidiaries.
(3) As of March 31, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of March 31, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards had a dilutive effect. We had no outstanding dilutive instruments as of March 31, 2018.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018
Net income
The table below sets forth certain results of operations data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	2019 vs 2018
	(in thousands, except per share amounts and percentages)
Net interest income	$55,437	$52,633	$2,804	5.33%
Provision for loan losses	—	—	—	—%
Net interest income after provision for loan losses	55,437	52,633	2,804	5.33%
Noninterest income	13,156	13,945	(789)	(5.66)%
Noninterest expense	51,945	55,645	(3,700)	(6.65)%
Net income before income tax	16,648	10,933	5,715	52.27%
Income tax	(3,577)	(1,504)	(2,073)	137.83%
Net income	$13,071	$9,429	$3,642	38.63%
Basic earnings per share	$0.31	$0.22	$0.09
Diluted earnings per share(1)	$0.30	$0.22	$0.08
__________________

(1)
At March 31, 2019, potential dilutive instruments consist of 738,138 unvested shares of restricted stock. We had no outstanding dilutive instruments at March 31, 2018. See Note 14 to these unaudited interim financial statements for details on the dilutive effects of the issuance of restricted stock on earnings per share for the three months ended March 31, 2019.

Three Months Ended March 31, 2019 and 2018
Net income of $13.1 million, or $0.31 per share, in the three months ended March 31, 2019 represents an increase of $3.6 million, or 38.63% compared to the same quarter of 2018. Higher net income during the three months ended March 31, 2019 was mainly the result of: (i) increased interest income driven by higher yields and (ii) lower noninterest expenses mainly driven by no spin-offs costs and lower salaries and employee benefits. These results were partially offset by: (i) an additional compensation expense of $1.5 million in connection with restricted stock awards granted in December 2018 and January 2019, (ii) restructuring expenses incurred in the first quarter 2019, and (iii) lower noninterest income.
Net interest income improved from $52.6 million in three months ended March 31, 2018, to $55.4 million in the three months ended March 31, 2019, an increase of $2.8 million or 5.33%, mainly as a result of higher average yields, partially offset by lower average interest-earning assets.
Noninterest expenses decreased $3.7 million, or 6.65% in the three months ended March 31, 2019 compared to the same period one year ago, primarily due to lower professional and service fees and lower salaries and employee benefits. In the first quarter of 2019, lower salaries and employee benefits were partially offset by an additional compensation expense of $1.5 million in connection with restricted stock awards granted in December 2018 and January 2019. In the three months ended March 31, 2019 and 2018, noninterest expense included $0.9 million in restructuring costs, consisting primarily of rebranding costs, and $2.8 million in spin-off costs, respectively.
Noninterest income decreased $0.8 million in the three months ended March 31, 2019 compared to the same period one year ago, mainly driven by lower income from brokerage, advisory and fiduciary activities.
Adjusted net income for the quarter ended March 31, 2019 was $13.8 million, 16.2% higher than the same quarter one year ago. Adjusted net income excludes restructuring costs of $0.9 million in the three months ended March 31, 2019, and spin-off costs of $2.8 million in the same period one year ago.

Net interest income
Three Months Ended March 31, 2019 and 2018
In the first quarter of 2019, we earned $55.4 million of net interest income, an increase of $2.8 million, or 5.33%, from $52.6 million of net interest income earned in the same period of 2018. The increase in net interest income was due primarily to a 59 basis points improvement in the average yield on interest-earning assets and the remixing of the loan portfolio, partially offset by a 3.85% decrease in the average balance of interest-earning assets. In addition, average rates paid increased by 41 basis point partially offset by a 4.02% decrease in average interest-bearing liabilities. Net interest margin improved 26 basis points from 2.70% in the first quarter of 2018 to 2.96% in the same period of 2019.
Interest Income. Total interest income was $80.3 million in the first quarter of 2019 compared to $71.9 million for the same period of 2018. The $8.4 million, or 11.64%, increase in total interest income was primarily due to higher average yields earned on interest-earning assets and the remixing of the loan portfolio. These improvements were partially offset by a decrease in the average balance of loans and available for sale securities during the first quarter of 2019 with respect to the same period of 2018. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the first quarter of 2019 was $66.7 million compared to $59.7 million for the comparable period of 2018. The $7.1 million, or 11.82%, increase was primarily due to a 64 basis point increase in average yields partially offset by a 3.50% decrease in the average balance of loans in the first quarter of 2019 over the same period in 2018. In the first quarter of 2019, the increase in average yields reflects the Company’s continued focus on higher-yielding domestic loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio increased $0.6 million, or 5.80%, to $10.9 million in the first quarter of 2019 compared to $10.3 million in the same period of 2018. This was due to higher yields on securities available for sale, which increased an average of 36 basis points in the first quarter of 2019 with respect to the same quarter in 2018. In the three months ended March 31, 2019, a decline of 7.21% in the average volume of securities available for sale partially offset the increase in yields. In the first quarter of 2019, higher average yields on available for sale securities were mainly driven by the repricing of our floating rate instruments as part of an effort to reduce those instruments in order to increase the average duration of our assets.
Interest Expense. Interest expense on interest-bearing liabilities increased $5.6 million, or 28.87%, to $24.9 million in the first quarter of 2019 compared to $19.3 million in the same period of 2018, primarily due to higher yields on total deposits and higher average balances of time deposits, partially offset by lower average balances of total checking and saving accounts and advances from the FHLB.

Interest expense on deposits increased to $16.6 million in the first quarter of 2019 compared to $11.4 million for the same period of 2018. The $5.2 million, or 45.61%, increase was primarily due to a 44 basis points increase in the average rates paid on deposits and a 6.46% increase in average time deposits, partially offset by lower average total checking and saving account balances, which decreased 10.57%. The increase of $146.9 million, or 6.46%, in average total time deposit balances was mainly the result of our 2018 promotions, where we sought longer-duration deposits due to our expectations at that time for higher interest rates in the future and changing customer preferences as interest rates increased. During the first quarter of 2019, we shifted to a new strategy for renewing customer’s certificates of deposits (“CDs”) that focused on banking center efforts. By utilizing a CD renewal and repricing model, the Company was able to renew approximately $44 million in CDs that had a low probability of renewal at an average interest rate lower than the Company’s prevailing promotional interest rate. The decrease of $331.5 million, or 10.57%, in average total checking and saving account balances is primarily the result of a decline of $457.0 million, or 16.64%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $85.6 million, or 19.80%, in commercial accounts and $371.3 million, or 16.04%, in personal accounts. The overall decline in average commercial and personal accounts is primarily due to our Venezuelan customers spending their U.S. Dollar savings. As living conditions in Venezuela deteriorated further, those customers increasingly relied on their U.S. Dollar deposits to fund daily living expenses.
Interest expense on FHLB advances and other borrowings increased $0.2 million, or 3.59%, in the first quarter of 2019 with respect to the same period of 2018. This was the result of an increase of 25 basis points in the average rate paid on of these borrowings partially offset by a 7.18% decline in the average balance outstanding. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 1.50% to 3.86%, and variable interest rates based on 3-month LIBOR which increased to 2.60% at March 31, 2019 from 2.31% at March 31, 2018. At March 31, 2019, $790.0 million (73.83%) of FHLB advances were fixed rate and $280.0 million (26.17%) were variable rate.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2019 and 2018. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2019			2018
	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
	(in thousands, except percentages)
Interest-earning assets:
Loan portfolio, net (1)	$5,707,891	$66,722	4.74%	$5,914,869	$59,670	4.10%
Securities available for sale (2)	1,555,828	10,889	2.84%	1,676,668	10,292	2.48%
Securities held to maturity (3)	84,613	586	2.81%	89,523	510	2.30%
Federal Reserve Bank and FHLB stock	67,461	1,106	6.65%	70,351	939	5.45%
Deposits with banks	169,811	1,004	2.40%	138,278	520	1.51%
Total interest-earning assets	7,585,604	80,307	4.29%	7,889,689	71,931	3.70%
Total non-interest-earning assets less allowance for loan losses	477,714			516,693
Total assets	$8,063,318			$8,406,382

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,262,603	$274	0.09%	$1,476,586	$89	0.02%
Money market	1,158,623	3,717	1.30%	1,213,839	2,566	0.85%
Savings	383,425	16	0.02%	445,730	18	0.02%
Total checking and saving accounts	2,804,651	4,007	0.58%	3,136,155	2,673	0.34%
Time deposits	2,422,351	12,553	2.10%	2,275,443	8,700	1.54%
Total deposits	5,227,002	16,560	1.28%	5,411,598	11,373	0.84%
Advances from the FHLB and other borrowings(4)	1,101,356	6,205	2.28%	1,186,564	5,990	2.03%
Junior subordinated debentures	118,110	2,105	7.23%	118,110	1,935	6.72%
Total interest-bearing liabilities	6,446,468	24,870	1.56%	6,716,272	19,298	1.15%
Total non-interest-bearing liabilities	856,211			942,122
Total liabilities	7,302,679			7,658,394
Stockholders’ equity	760,639			747,988
Total liabilities and stockholders' equity	$8,063,318			$8,406,382
Excess of average interest-earning assets over average interest-bearing liabilities	$1,139,136			$1,173,417
Net interest income		$55,437			$52,633
Net interest rate spread			2.73%			2.55%
Net interest margin (5)			2.96%			2.70%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.67%			117.47%

__________________

(1)	Average non-performing loans of $19.8 million and $31.3 million for the three months ended March 31, 2019 and 2018, respectively, are included in the average loan portfolio, net balance.

(2)
Includes nontaxable securities with average balances of $158.0 million and $176.8 million for the three months ended March 31, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities for the three months ended March 31, 2019 and 2018 was 4.02% and 4.39%, respectively. In the three months ended March 31, 2019 and 2018, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(3)
Includes nontaxable securities with average balances of $84.6 million and $89.0 million for the three months ended March 31, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities for the three months ended March 31, 2019 and 2018 was 3.55% and 3.57%, respectively. In the three months ended March 31, 2019 and 2018, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(4)	The terms of the advance agreement require the Bank to maintain certain securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities available for sale and held to maturity, deposits with banks and other financial assets, which yield interest or similar income.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance at the beginning of the period	$61,762	$72,000

Charge-offs
Domestic Loans:
Real Estate
Single-family residential	(87)	—
Commercial	(992)	(382)
Consumer and others	(109)	(19)
	(1,188)	(401)

International Loans (1):
Commercial	(18)	—
Consumer and others	(406)	(400)
	(424)	(400)
Total Charge-offs	$(1,612)	$(801)

Recoveries
Domestic Loans:
Real Estate Loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$1
Land development and construction loans	—	33
	—	34
Single-family residential	39	4
Owner occupied	—	788
	39	826
Commercial	31	44
Consumer and others	1	6
	71	876

International Loans (1):
Real Estate
Single-family residential	$—	$—
Commercial	92	—
Consumer and others	9	43
	101	43
Total Recoveries	$172	$919

Net (charge-offs) recoveries	(1,440)	118
Provision for loan losses	—	—
Balance at the end of the period	$60,322	$72,118
__________________

(1)	Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Venezuela	$312	$400
Other countries	94	—
Total charge offs	$406	$400
During the three months ended March 31, 2019, charge-offs increased to $1.6 million from $0.8 million during the same period of the prior year. In the three months ended March 31, 2019, the increase in charge-offs was primarily due to an aggregate of $0.7 million in charge-offs related to four domestic commercial loans in the wholesale and service industries. Additionally, recoveries decreased to $0.2 million in 2019, compared to $0.9 million during the same period in 2018. The decrease in recoveries was mainly driven by a $0.8 million recovery of an owner-occupied commercial real estate loan in the first quarter of 2018. As a result, the ratio of net charge-offs over the average total loan portfolio during the three months ended March 31, 2019 increased 11 basis points, to a net charge-offs ratio of 0.10% in the current quarter from a net recoveries ratio of 0.01% in the same quarter in 2018.
We added no provisions for loan losses for the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019, the increase in reserve for loan losses required due to charge-offs and the increase in non-performing loans, was offset by a lower reserve for loan losses requirement attributable to the decrease in the loan portfolio and to improvements in historical loss factors. During the three months ended March 31, 2018, our reserve requirements decreased due to a reduction in the loan portfolio and higher recoveries. This decrease was partially offset by additional provision requirements associated with a qualitative assessment of the effect to our customers and our loan portfolio from the new tariffs on imports of primary metals.

Noninterest Income
The table below sets forth a comparison for each of the categories of non-interest income for the periods presented.

	Three Months Ended March 31,				Change
	2019		2018		2019 over 2018
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Deposits and service fees	$4,086	31.06%	$4,582	32.86%	$(496)	(10.82)%
Brokerage, advisory and fiduciary activities	3,688	28.03%	4,415	31.66%	(727)	(16.47)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,404	10.67%	1,444	10.35%	(40)	(2.77)%
Cards and trade finance servicing fees	915	6.96%	1,062	7.62%	(147)	(13.84)%
Gain on early extinguishment of FHLB advances	557	4.23%	—	—%	557	N/M
Data processing and fees for other services	520	3.95%	$881	6.32%	(361)	(40.98)%
Securities gains, net	4	0.03%	—	—%	4	N/M
Other noninterest income (2)	1,982	15.07%	1,561	11.19%	421	26.97%
Total noninterest income	$13,156	100.00%	$13,945	100.00%	$(789)	(5.66)%
__________________

(1)	Changes in cash surrender value are not taxable.

(2)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M Not meaningful

Three Months Ended March 31, 2019 and 2018
Total noninterest income decreased $0.8 million (5.66%) in the quarter ended March 31, 2019 compared to the same period of 2018. This change was mainly attributed to a decline in brokerage, advisory and fiduciary activities, lower deposit and service fees, and lower data processing and fees for other services provided.
Brokerage, advisory and fiduciary activities decreased $0.7 million during the three months ended March 31, 2019 compared to the same period one year ago, mainly driven by lower volumes of customer trading activities. In February 2019, the United States placed new restrictions on the trading of Venezuelan securities not previously restricted. These restrictions have effectively eliminated our customers’ trading in those securities and has negatively affected our fee income. During 2018, the Company earned approximately $1.5 million from trading in these securities. We expect these trading restrictions to continue for the foreseeable future.
Deposits and service fees declined by $0.5 million during the first quarter of 2019 compared to the first quarter of 2018, mainly as a result of lower wire transfer activity and related fees.
Data processing and fees for other services declined by $0.4 million in the three months ended March 31, 2019 compared to the same period last year. This was mainly the result of no rental income from the G200 Leasing, LLC (“G200 Leasing”) in the first quarter of 2019. G200 Leasing was sold in the first quarter of 2018.
Partially offsetting the aforementioned results, we received $0.6 million in compensation as a result of the early termination of certain advances from the FHLB during the first three months of 2019. In addition, other noninterest income increased by $0.4 million in the first quarter of 2019 compared to the first quarter of 2018. This increase was mainly driven by higher income from derivative and foreign transactions with customers in connection with the execution of two interest rate swap contracts with large notional amounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2019		2018		2019 vs 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Salaries and employee benefits	$33,437	64.37%	$34,041	61.18%	$(604)	(1.77)%
Occupancy and equipment	4,042	7.78%	3,715	6.68%	327	8.80%
Professional and other services fees	3,444	6.63%	6,444	11.58%	(3,000)	(46.55)%
Telecommunications and data processing	3,026	5.83%	3,084	5.54%	(58)	(1.88)%
Depreciation and amortization	1,942	3.74%	2,141	3.85%	(199)	(9.29)%
FDIC assessments and insurance	1,393	2.68%	1,447	2.60%	(54)	(3.73)%
Other operating expenses (1)	4,661	8.97%	4,773	8.57%	(112)	(2.35)%
Total noninterest expenses	$51,945	100.00%	$55,645	100.00%	$(3,700)	(6.65)%

____________
(1) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan.

Three Months Ended March 31, 2019 and 2018
Noninterest expense decreased $3.7 million, or 6.65%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily the result of lower professional and other services fees as well as lower salaries and employee benefits. These decreases were partially offset with higher occupancy and equipment costs during the three months ended March 31, 2019.
The decrease of $3.0 million, or 46.55%, in professional and other services fees during the quarter ended March 31, 2019 compared to the same period last year stems from $2.8 million incurred in connection with the Company’s spin-off from its former parent during the three months ended March 31, 2018.
Salaries and employee benefits decreased by $0.6 million in the three months ended March 31, 2019; however, in the first quarter of 2019, the Company recognized $1.5 million in additional compensation costs related to the shares of restricted stocks awarded in December 2018 and January 2019. This was offset by lower bonus expenses in the three months ended March 31, 2019 compared to the same period one year ago. The total compensation cost related to these restricted stock awards for 2019, the first full year of the three-year vesting period, is expected to be $6.0 million.
Other operating expenses decreased by $0.1 million in the three months ended March 31, 2019, mainly driven by no provision for possible losses on contingent loans in the first quarter of 2019 compared to a $0.7 million provision for possible losses on contingent loans in the same quarter one year ago and lower postage and courier expenses. These decreases were partially offset by $0.9 million of restructuring expenses related to rebranding incurred in the three months ended March 31, 2019.
Occupancy and equipment costs increased by $0.3 million in the three months ended March 31, 2019 compared to the same period one year ago. The increase was mainly driven by higher rent expense under lease agreements.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2019	2018	2019 vs 2018
	(in thousands, except effective tax rates and percentages)
Income tax expense	$3,577	$1,504	$2,073	137.83%
Effective income tax rate	21.49%	13.76%	7.73%	56.18%
The income tax expense for the three months ended March 31, 2019 reflects the corporate federal income tax rate under the 2017 Tax Act (the “2017 Tax Act”) which, beginning January 1, 2018, decreased the corporate federal income tax rate from 35% to 21%. During the three months ended 2018, the Company had a lower tax expense resulting from the implementation of the 2017 Tax Act and tax adjustments from spin-off costs. As consequence, the effective tax rate of 21.49% during the three months ended March 31, 2019, is a higher and more normal effective tax rate when compared to 13.76% during the same period last year.
As of March 31, 2019, the Company’s net deferred tax asset was $9.9 million, a decline of $6.5 million compared to $16.3 million as of December 31, 2018. This decrease was mainly driven by $21.5 million in gross unrealized gains on the available for sale securities during the first quarter of 2019.
Segment Information
The following tables summarize certain financial information for our reportable segments as of and for the periods indicated.

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended March 31, 2019
Income Statement:
Net interest income	$50,044	$162	$403	$4,828	$55,437
(Reversal of) provision for loan losses	(709)	(517)	(358)	1,584	—
Net interest income after (reversal of) provision for loan losses	50,753	679	761	3,244	55,437
Noninterest income	5,210	74	3,005	4,867	13,156
Noninterest expense	40,878	449	3,127	7,491	51,945
Net income (loss) before income tax:
Banking	15,085	304	639	620	16,648
Non-banking contribution(1)	762	5	—	(767)	—
	15,847	309	639	(147)	16,648
Income tax (expense) benefit	(3,785)	(74)	420	(138)	(3,577)
Net income (loss)	$12,062	$235	$1,059	$(285)	$13,071

As of March 31, 2019
Loans, net(2)(3)	$5,711,728	$28,500	$—	$(56,144)	$5,684,084
Deposits	$5,224,837	$19,079	$607,830	$36,442	$5,888,188

(in thousands)	PAC	Corporate LATAM	Treasury	Institutional	Total
Three Months Ended March 31, 2018
Income Statement:
Net interest income	$46,681	$1,480	$956	$3,516	$52,633
(Reversal of) provision for loan losses	(2,139)	(719)	(117)	2,975	—
Net interest income after (reversal of) provision for loan losses	48,820	2,199	1,073	541	52,633
Noninterest income	5,708	109	1,950	6,178	13,945
Noninterest expense (4)	40,014	1,175	2,962	11,494	55,645
Net income (loss) before income tax:
Banking	14,514	1,133	61	(4,775)	10,933
Non-banking contribution(1)	50	(11)	—	(39)	—
	14,564	1,122	61	(4,814)	10,933
Income tax (expense) benefit	(2,221)	(171)	312	576	(1,504)
Net income (loss)	$12,343	$951	$373	$(4,238)	$9,429

As of December 31, 2018
Loans, net(2)	$5,845,266	$69,755	$—	$(56,608)	$5,858,413
Deposits	$5,339,099	$16,293	$642,106	$35,188	$6,032,686
____________

(1)	Non-banking contribution reflects allocations of the net results of the Trust Company and Investment Services subsidiaries to the customers’ primary business unit.

(2)
Provisions for the periods presented are allocated to each applicable reportable segment. The allowance for loan losses and unearned deferred loan costs and fees are reported entirely within Institutional.

(3)	Balances include loans held for sale of $10.0 million which are allocated to PAC.

(4)	Costs related to the spin-off have been allocated to the Institutional reportable segment.

Personal and Commercial Banking (PAC)
Three Months Ended March 31, 2019 and 2018
PAC reported net income of $12.1 million in the three months ended March 31, 2019, which represents a 2.28% decrease from $12.3 million in the same period in 2018. This decrease was primarily the result of a lower reversal in the allowance for loan losses, reduced noninterest income combined with increased noninterest expense and higher income tax expenses, partially offset by increased net interest income and higher non-banking contribution from Amerant Trust and Amerant Investments attributable to PAC customers.
Net interest income increased $3.4 million, or 7.20%, to $50.0 million during the three months ended March 31, 2019 from $46.7 million in the same period in 2018. This increase was primarily due to a $245.1 million increase in PAC’s average loan portfolio balance combined with higher funds transfer pricing credit on PAC’s deposits. Higher average loan portfolio balances during the period were driven by increases in domestic C&I and CRE loans as a part of the Company’s continued focus on growing higher-yielding domestic loans.
For the three months ended March 31, 2019, PAC reflected a $0.7 million reversal in the allowance for loan losses compared to a $2.1 million reversal in the same period in 2018, mainly due to a higher level of net recoveries during the three months ended March 31, 2018.

Noninterest income decreased $0.5 million, or 8.72% to $5.2 million in the three months ended March 31, 2019 compared to $5.7 million in the same period in 2018. This decrease is primarily due to lower wire transfer and credit card activities and related fees driven by decreases in the volume of customer transactions, as well as lower service charges on international customer deposit accounts, during the three months ended March 31, 2019 compared to the corresponding period in 2018.
Noninterest expense increased 2.16% to $40.9 million in the three months ended March 31, 2019 from $40.0 million in the same period in 2018. This increase is primarily due to higher personnel expenses related to non-equity incentive compensation earned under the Semi-Annual Variable Compensation Program and Long-Term Incentive Plan.
Non-banking contribution, primarily from Amerant Investments, increased to $0.8 million in the three months ended March 31, 2019, from $0.1 million in the same period of 2018. This increase was mainly due to reduced personnel and operating expenses which offset decreases in brokerage and advisory activity income resulting from lower volumes of PAC customer trading.
PAC reported income tax expense of $3.8 million in the three months ended March 31, 2019, a 70.42% increase from the income tax expense of $2.2 million in the same period in 2018. The lower income tax expense in the three months ended March 31, 2018 was mainly related to the implementation requirements of the 2017 Tax Act.
Corporate LATAM
Three Months Ended March 31, 2019 and 2018
Corporate LATAM reported net income of $0.2 million in the three months ended March 31, 2019, a decrease of 75.29% compared to net income of $1.0 million recorded in the same period in 2018. The lower net income during this period was primarily attributable to lower net interest income which was partially mitigated by a reduction in noninterest expense.
The 89.05%, or $1.3 million, decline in net interest income to $0.2 million from $1.5 million in the same period a year ago, was primarily the result of a $454.1 million lower average loan balance for the three months ended March 31, 2019 compared to the same period in 2018.
Noninterest expense decreased $0.7 million or 61.79% to $0.4 million in the three months ended March 31, 2019 from $1.2 million in the same period in 2018, mainly due to lower personnel expenses and direct expenses as well as decreased product support expense allocations.
Treasury
Three Months Ended March 31, 2019 and 2018
For the three months ended March 31, 2019, Treasury reported net income of $1.1 million, which represents a 183.91% increase from $0.4 million for the same period in 2018. This increase in net income was primarily the result of higher noninterest income together with a higher reversal from the allowance for loan losses, partially offset by reduced net interest income and increased noninterest expense.
The 57.85% reduction in Treasury’s net interest income to $0.4 million in the three months ended March 31, 2019 from $1.0 million in the same period in 2018 was primarily attributed to higher net charges for funds purchased from business segments, specifically PAC’s deposits, as well as higher interest expenses paid on FHLB advances and borrowings and brokered certificates of deposit, partially offset by increased income on the securities portfolio due to higher yields. In the three months ended March 31, 2019, the average balances of FHLB advances and other borrowings and brokered certificates of deposits, were $85.2 million (7.18%) and $135.2 million (17.71%), respectively, lower than the same period in 2018, however, the average rate paid on these was higher than in 2018.

The higher reversal from the allowance for loan losses of $0.2 million in the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to a reduction in the syndicated loans portfolio mainly driven by the sale of non-relationship nationally-syndicated shared national credits or loans. Syndicated and accounts receivable loans are co-managed by Treasury and PAC, whereby Treasury originates, pre-screens, and executes the transactions, while PAC serves as a liaison with credit analysis for the underwriting and performs portfolio management. Although these loans are booked in PAC, both segments monitor and share the allocation of income and expense, as well as the loan loss provision associated with such loans.
Noninterest income increased 54.10%, to $3.0 million in the three months ended March 31, 2019 from $2.0 million in the same period in 2018. This increase was primarily due to a $0.6 gain recognized on the early retirement of FHLB advances combined with $0.5 million higher fees on derivative transactions with customers.
Noninterest expense increased 5.57% to $3.1 million in the three months ended March 31, 2019 from $3.0 million in the same period in 2018, mainly as a result of higher personnel expenses and corporate operating expense allocations.
Institutional
Three Months Ended March 31, 2019 and 2018
For the three months ended March 31, 2019, Institutional reported a net loss of $0.3 million compared to net a net loss of $4.2 million in the same period in 2018. This lower net loss was mainly attributable to higher net interest income combined with a lower provision for loan losses and reduced noninterest expense, partially offset by lower noninterest income.
Net interest income increased 37.32% to $4.8 million in the three months ended March 31, 2019 from $3.5 million in the same period in 2018, primarily due to the effect of lower fund transfer pricing charges for total other assets and higher fund transfer pricing credit received for capital.
Provision for loan losses decreased 46.76% to $1.6 million in the three months ended March 31, 2019 from $3.0 million in the same period in 2018. This decrease was mainly the result of a lower level of net recoveries and reversal in the allowance for specific provision allocated to the business segments during the first quarter of 2019 compared to the same in the first quarter of 2018. Any difference between the total provision for loan losses, or reversals recorded at the company level versus the amounts allocated to the reportable segments, is reflected under Institutional.
Noninterest income decreased 21.22% to $4.9 million in the three months ended March 31, 2019 from $6.2 million in the same period in 2018, mainly as the result of decreases in brokerage and advisory activity income resulting from lower volumes of customer trading as well as reduced rental income and fees for other services to related parties.
Noninterest expense decreased 34.83% to $7.5 million during the three months ended March 31, 2019, from $11.5 million in the same period in 2018, primarily due to lower overall personnel expenses combined with lower professional and other service fees related to $2.8 million incurred in expenses associated with the spin-off during the three months ended March 31, 2018.
Financial Condition - Comparison of Financial Condition as of March 31, 2019 and December 31, 2018
Assets. Total assets were $7.9 billion as of March 31, 2019, a decline of $222.0 million or 2.73% compared to $8.1 billion as of December 31, 2018. These results were mainly driven by a decrease of $184.3 million in loans held for investment net of allowance for loan losses and a decline of $40.1 million in total securities. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $89.7 million at March 31, 2019 from $85.7 million at December 31, 2018.
Cash flows provided by operating activities were $12.6 million in the three months ended March 31, 2019. This was primarily attributed to net income earned and the termination of interest rate swaps designated as cash flow hedges, which resulted in $8.9 million of proceeds. Net cash provided by investing activities was $230.6 million during the three months ended March 31, 2019, mainly driven by maturities, sales and calls of securities available for sale and FHLB stock totaling $162.8 million and $9.2 million, respectively, and proceeds from loan sales totaling $152.2 million. These proceeds were partially offset by purchases of available for sale securities and FHLB stock totaling $110.2 million and $4.9 million, respectively.
In the three months ended March 31, 2019, net cash used in financing activities was $239.2 million. These activities included a $116.5 million net decrease in total demand, savings and money market deposit balances, $95.4 million net repayment of advances borrowed from the FLHB, the $28.5 million repurchase of Class B common stock completed in the first quarter of 2019, and a $28.0 million decrease in time deposits. These disbursements were partially offset by $29.2 million in proceeds from the issuance of Class A common stock in the first quarter of 2019.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2019	December 31, 2018
	(in thousands, except percentages)
Total loans, gross	$5,734,438	$5,920,175
Total loans, gross / total assets	72.57%	72.87%

Allowance for loan losses	$60,322	$61,762
Allowance for loan losses / total loans, gross (1) (2)	1.05%	1.04%
_______________

(1)	Outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and the allowance for loan losses.

(2)	See Note 5 of our audited consolidated financial statements on Form-10K and Note 4 of these unaudited interim consolidated financial statements for more details on our impairment models.

The composition of our CRE loan portfolio by industry segment at March 31, 2019 and December 31, 2018 is depicted in the following table:

(in thousands)	March 31, 2019	December 31, 2018
Retail (1)	$1,116,115	$1,081,142
Multifamily	878,239	909,439
Office space	458,194	441,712
Land and construction	291,416	326,644
Hospitality	165,863	166,415
Industrial and warehouse	112,731	120,086
	$3,022,558	$3,045,438
_________

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

	March 31, 2019	December 31, 2018
	(in thousands)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,852,903	$1,809,356
Multi-family residential	878,239	909,439
Land development and construction loans	291,416	326,644
	3,022,558	3,045,439
Single-family residential	404,009	398,043
Owner occupied	801,856	777,022
	4,228,423	4,220,504
Commercial loans	1,176,464	1,306,792
Loans to depository institutions and acceptances (1)	19,985	19,965
Consumer loans and overdrafts (2)	73,217	73,155
Total Domestic Loans	5,498,089	5,620,416

International Loans:
Real Estate Loans
Single-family residential (3)	131,297	135,438
Commercial loans	63,061	73,636
Loans to depository institutions and acceptances	8,000	49,000
Consumer loans and overdrafts (4)	33,991	41,685
Total International Loans	236,349	299,759
Total Loan Portfolio	$5,734,438	$5,920,175
__________________

(1)	Secured by cash or U.S. Government securities.

(2)	Includes customers’ overdraft balances totaling $0.7 million and $1.0 million as of March 31, 2019 and December 31, 2018, respectively

(3)	Secured by real estate properties located in the U.S.

(4)	There were no significant international customers’ overdraft balances at each of the dates presented.

As of March 31, 2019, the loan portfolio decreased $185.7 million, or 3.14%, to $5.7 billion, as compared to $5.9 billion at December 31, 2018. As part of our business strategy, loans to international customers, primarily from Latin America, declined by $63.4 million, or 21.15%, as of March 31, 2019, compared to December 31, 2018. The domestic loan exposure decreased $122.3 million, or 2.18%, as of March 31, 2019, compared to December 31, 2018. The decline in total domestic loans includes net decreases of $130.3 million and $22.9 million in C&I loans and CRE loans, respectively, partially offset by net increases of $24.8 million and $6.0 million in owner occupied loans and single-family residential loans, respectively. In the three months ended March 31, 2019, the decline in domestic loans was mainly driven by seasonally lower loan activity and a $145.5 million reduction in connection with the sale of non-relationship nationally-syndicated shared national credits loans.
As of March 31, 2019, syndicated loans that financed highly leveraged transactions were $90.4 million, or 1.58% of total loans, compared to $207.7 million, or 3.51% of total loans, as of December 31, 2018.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	March 31, 2019		December 31, 2018
	Net Exposure(1)	% Total Assets	Net Exposure(1)	% Total Assets
	(in thousands, except percentages)
Venezuela (2)	$150,535	1.90%	$157,162	1.93%
Panama	24,846	0.31%	30,478	0.38%
Brazil	6,904	0.09%	34,879	0.43%
Chile	5,422	0.07%	5,530	0.07%
Colombia	5,344	0.07%	5,368	0.07%
Mexico	2,456	0.03%	1,439	0.02%
Costa Rica	69	—%	61	—%
Peru	65	—%	138	—%
Other (3)	40,708	0.52%	64,704	0.80%
Total	$236,349	2.99%	$299,759	3.70%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $18.4 million and $19.5 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $124.8 million and $129.0 million as of March 31, 2019 and December 31, 2018, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	March 31, 2019				December 31, 2018
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
	(in thousands)
Venezuela (1)	$25,081	$1,643	$123,811	$150,535	$27,415	$1,059	$128,688	$157,162
Panama (2)	5,700	5,280	13,866	24,846	8,832	7,970	13,676	30,478
Brazil	1	6,702	201	6,904	25,042	9,480	357	34,879
Chile	5,247	—	175	5,422	5,254	100	176	5,530
Colombia	3,334	80	1,930	5,344	3,342	80	1,946	5,368
Mexico	228	1,501	727	2,456	647	73	719	1,439
Costa Rica	69	—	—	69	61	—	—	61
Peru	65	—	—	65	138	—	—	138
Other (3)	17,674	505	22,529	40,708	28,391	497	35,816	64,704
Total (4)	$57,399	$15,711	$163,239	$236,349	$99,122	$19,259	$181,378	$299,759
_________________

(1)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $124.8 million and $129.0 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	The country’s local currency is pegged to the U.S. Dollar at a fixed exchange rate of 1:1.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(4)
Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $18.4 million and $19.5 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, we continued the strategy to reduce the international commercial loan exposure. As a result, loans to international customers, mainly companies and financial institutions in Panama and Brazil, decreased $63.4 million, or 21.15%, in 2019 compared to 2018.
Loan Quality
Allocation of Allowance for Loan Losses
In the following table, we present the allocation of the allowance for loan losses by loan segment at the end of the periods presented. The amounts shown in this table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages. These amounts represent our best estimates of losses incurred, but not yet identified, at the reported dates, derived from the most current information available to us at those dates and, therefore, do not include the impact of future events that may or may not confirm the accuracy of those estimates at the dates reported. Our allowance for loan losses is established using estimates and judgments, which consider the views of our regulators in their periodic examinations. We also show the percentage of each loan class, which includes loans in nonaccrual status.

	March 31, 2019		December 31, 2018
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
	(in thousands, except percentages)
Domestic Loans
Real estate	$22,456	52.62%	$22,778	51.32%
Commercial	28,479	36.38%	29,278	37.00%
Financial institutions	51	0.35%	41	0.34%
Consumer and others (1)	2,273	6.53%	1,985	6.28%
	53,259	95.88%	54,082	94.94%

International Loans (2)
Commercial	621	1.10%	740	1.24%
Financial institutions	55	0.14%	404	0.83%
Consumer and others (1)	6,387	2.88%	6,536	2.99%
	7,063	4.12%	7,680	5.06%

Total Allowance for Loan Losses	$60,322	100.00%	$61,762	100.00%
% Total Loans	1.05%		1.04%
__________________

(1)	Includes mortgage loans for and secured by single-family residential properties located in the U.S.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (i) nonaccrual loans where the accrual of interest has been discontinued; (ii) accruing loans 90 days or more contractually past due as to interest or principal; and (iii) restructured loans that are considered “troubled debt restructurings” (“TDRs”).

	March 31, 2019	December 31, 2018
	(in thousands)
Non-Accrual Loans(1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Multi-family residential	$665	$—
Single-family residential	4,921	5,198
Owner occupied	5,192	4,983
	10,778	10,181
Commercial loans	7,361	4,772
Consumer loans and overdrafts	13	11
Total Domestic	18,152	14,964

International Loans: (2)
Real Estate Loans
Single-family residential	1,593	1,491
Consumer loans and overdrafts	24	24
Total International	1,617	1,515
Total-Non-Accrual Loans	$19,769	$16,479

Past Due Accruing Loans(3)
Domestic Loans:
Real Estate Loans
Single-family residential	$—	$54
Total Domestic	—	54

International Loans:
Real Estate Loans
Single-family residential	—	365
Consumer loans and overdrafts	749	884
Total International	749	1,249
Total Past Due Accruing Loans	$749	$1,303

Total Non-Performing Loans	20,518	17,782
Other Real Estate Owned	—	367
Total Non-Performing Assets	$20,518	$18,149
__________________

(1)	Includes loan modifications that met the definition of TDRs which may be performing in accordance with their modified loan terms.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At March 31, 2019, non-performing assets increased $2.4 million, or 13.05%, compared to December 31, 2018. This increase was mainly attributed to a $2.4 million commercial loan and $0.7 million CRE loan placed in nonaccrual status, partially offset by a $0.8 million repayment of an owner-occupied commercial real estate loan.
We recognized no interest income on nonaccrual loans during the three months ended March 31, 2019 and 2018. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in the three months ended March 31, 2019 and 2018 was $0.4 million.
The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased credit-impaired loans.

	March 31, 2019				December 31, 2018
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Nonowner occupied	$8,285	$—	$—	$8,285	$6,561	$222	$—	$6,783
Multi-family residential	—	665	—	665	—	—	—	—
	8,285	665	—	8,950	6,561	222	—	6,783
Single-family residential	—	6,514	—	6,514	—	7,108	—	7,108
Owner occupied	12,767	8,632	—	21,399	9,019	9,451	—	18,470
	21,052	15,811	—	36,863	15,580	16,781	—	32,361
Commercial loans	3,992	9,073	559	13,624	3,943	6,462	589	10,994
Consumer loans and overdrafts	—	5,944	—	5,944	—	6,062	—	6,062
	$25,044	$30,828	$559	$56,431	$19,523	$29,305	$589	$49,417
__________
(1) There are no loans categorized as “Loss” as of the dates presented.

At March 31, 2019, substandard loans increased $1.5 million, or 5.20%, compared to December 31, 2018. The increase is attributed to a $2.4 million commercial loan and a $0.7 million CRE loan placed in non-accrual status, offset by a $0.8 million owner-occupied commercial real estate loan repayment within the period.
At March 31, 2019, special mention loans increased $5.5 million, or 28.28%, compared to December 31, 2018. The increase is attributed to two owner-occupied commercial real estate loans totaling $3.7 million, and a $1.8 million CRE loan downgraded to special mention during the period. These downgraded loans reflect individual loan performances which management believes do not reflect negative trends. Additionally, these downgraded loans are being monitored and did not generate any additional provisions in 2019.
Consistent with industry practice, since late 2016 credit cards held by Venezuela residents with outstanding balances above the corresponding customer’s average deposit balances with the Bank were classified substandard and charging privileges were suspended at March 31, 2019 and December 31, 2018. This resulted in approximately $5.9 million, and $6.0 million in credit card receivables classified substandard at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, we had allowance for loan losses with respect to credit card balances of approximately $5.3 million and $5.4 million, respectively. At the beginning of 2018, the Company changed the monitoring of such credit cards and related deposit balances from quarterly to monthly. Deteriorating economic conditions in Venezuela could cause charge offs and classified credit card balances to continue increasing.

Beginning April 2019, the Company revised its credit card strategy to further reduce its credit exposure to international credit card customers and reduce our credit card losses. The Company closed approximately 8,000 credit card accounts with aggregate credit limits and outstanding balances of approximately $58.9 million and $11.6 million, respectively. In certain cases, outstanding balances have been offset against deposits in the Bank. In June, we expect to announce more details of our revised card strategy, including a new international charge card offering under our recently announced agreement with a major international card company, and repayment terms on outstanding balances. We expect our card interchange fee income will be lower in future periods, and we will accelerate the accretion of the unearned portion of credit card issuance fees as cards are terminated. We also expect new referral fees and a portion of future card spend as a result of our new agreement. We believe these changes will reduce and ultimately eliminate our credit exposure and losses on international cards. The discontinuance of credit cards and repayment terms on existing credit card balances, however, may result in higher initial credit loss rates on existing card balances.
Potential problem loans at March 31, 2019 and December 31, 2018 included:

(in thousands)	March 31, 2019	December 31, 2018
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$222
Owner occupied	3,440	4,468
	3,440	4,690
Commercial loans	2,271	2,433
Consumer loans and overdrafts (1)	5,158	5,144
	$10,869	$12,267
__________
(1) Includes international consumer loans of approximately $5.2 million and $5.1 million at each of the dates presented.

At March 31, 2019, total potential problem loans decreased $1.4 million or 11.40%, compared to December 31, 2018. The decrease is mainly attributed to a $0.8 million owner-occupied commercial real estate loan repayment, as well as repayments of other smaller loans during the period.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2019 and December 31, 2018. The book value for securities classified as available for sale represents fair value and the book value for securities classified as held to maturity represents amortized cost.

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(in thousands, except percentages)
Securities held to maturity
U.S. Government sponsored enterprise debt	$81,088	4.77%	$82,326	4.73%
U.S. Government agency debt	2,821	0.17%	2,862	0.16%
	$83,909	4.94%	$85,188	4.89%
Securities available for sale:
U.S. Government sponsored enterprise debt	$890,458	52.34%	$820,779	47.13%
Corporate debt (1)	258,342	15.18%	352,555	20.25%
U.S. Government agency debt	215,336	12.66%	216,985	12.46%
Municipal bonds	163,988	9.64%	160,212	9.20%
Mutual funds (2)	23,467	1.38%	23,110	1.33%
Commercial paper	—	—%	12,410	0.71%
	$1,551,591	91.20%	$1,586,051	91.08%
Other securities (3):
FHLB stock	$52,778	3.09%	$57,179	3.28%
Federal Reserve Bank stock	13,050	0.77%	13,010	0.75%
	$65,828	3.86%	$70,189	4.03%
	$1,701,328	100.00%	$1,741,428	100.00%
__________________

(1)
March 31, 2019 includes $12.0 million in “investment-grade” quality securities issued by corporate entities from Europe and Japan in three different sectors. December 31, 2018, includes $36.2 million in obligations issued by corporate entities from Europe and Japan in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.

(2)	Includes a publicly offered investment company which seeks current income and makes investments that qualify for CRA purposes.

(3)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2019 and December 31, 2018. Similar to the table above, the book value for securities available for sale is equal to fair market value and the book value for securities held to maturity is equal to amortized cost.

March 31, 2019
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$81,088	2.81%	$—	—%	$—	—	$—	—%	$81,088	2.81%	$—	—%
U.S. Government agency debt	2,821	2.73	—	—	—	—	—	—	2,821	2.73	—	—
	83,909	2.81	—	—	—	—	—	—	83,909	2.81	—	—
Securities available for sale
U.S. Government sponsored enterprise debt	$890,458	2.84%	$222	1.74%	$28,837	2.75%	$90,393	2.83%	$771,006	2.84%	$—	—%
Corporate debt-domestic	246,335	3.08	33,667	2.32	189,926	3.13	22,742	3.75	—	—	—	—
U.S. Government agency debt	215,336	3.09	879	2.38	8,527	2.98	23,131	2.96	182,799	3.11	—	—
Municipal bonds	163,988	3.12	—	—	—	—	36,155	2.96	127,833	3.16	—	—
Corporate debt-foreign	12,007	3.49	—	—	12,007	3.49	—	—	—	—	—	—
Mutual funds	23,467	2.28	—	—	—	—	—	—	—	—	23,467	2.28
Commercial paper	—	—	—	—	—	—	—	—	—	—	—	—
	1,551,591	2.94	34,768	2.32	239,297	3.10	172,421	3.00	1,081,638	2.92	23,467	2.28
Other securities
FHLB stock	$52,778	6.48%	$—	—%	$—	—%	$—	—%	$—	—%	$52,778	6.48%
Federal Reserve Bank stock	13,050	5.89	—	—	—	—	—	—	—	—	13,050	5.89
	65,828	6.36	—	—	—	—	—	—	—	—	65,828	6.36
	$1,701,328	3.06%	$34,768	2.32%	$239,297	3.10%	$172,421	3.00%	$1,165,547	2.92%	$89,295	5.29%

December 31, 2018
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$82,326	2.84%	$—	—%	$—	—	$—	—%	$82,326	2.84%	$—	—%
U.S. Government agency debt	2,862	2.73	—	—	—	—	—	—	2,862	2.73	—	—
	85,188	2.84	—	—	—	—	—	—	85,188	2.84	—	—
Securities available for sale
U.S. Government sponsored enterprise debt	$820,779	2.70%	$11	5.16%	$29,807	2.70%	$86,654	2.78%	$704,307	2.69%	$—	—%
Corporate debt-domestic	316,387	3.12	40,804	2.66	249,709	3.17	25,874	3.35	—	—	—	—
U.S. Government agency debt	216,985	2.83	1,081	2.70	10,068	2.61	21,113	2.71	184,723	2.86	—	—
Municipal bonds	160,212	3.11	—	—	—	—	29,397	3.02	130,815	3.13	—	—
Corporate debt-foreign	36,168	3.38	—	—	36,168	3.38	—	—	—	—	—	—
Mutual funds	23,110	2.32	—	—	—	—	—	—	—	—	23,110	2.32
Commercial paper	12,410	2.77	12,410	2.77	—	—	—	—	—	—	—	—
	1,586,051	2.85	54,306	2.69	325,752	3.13	163,038	2.90	1,019,845	2.78	23,110	2.32
Other securities
FHLB stock	$57,139	6.19%	$—	—%	$—	—%	$—	—%	$—	—%	$57,139	6.19%
Federal Reserve Bank stock	13,050	5.69	—	—	—	—	—	—	—	—	13,050	5.69
	70,189	6.10	—	—	—	—	—	—	—	—	70,189	6.10
	$1,741,428	2.98%	$54,306	2.69%	$325,752	3.13%	$163,038	2.90%	$1,105,033	2.78%	$93,299	5.16%
The investment portfolio’s average duration was 3.47 years and 3.00 years as of March 31, 2019 and December 31, 2018, respectively. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Liabilities
Total liabilities decreased $253.3 million, or 3.43%, to $7.1 billion at March 31, 2019 compared to $7.4 billion at December 31, 2018. This decrease was primarily driven by lower total deposits and repayments on advances from the FHLB.

Deposits
Total deposits decreased $144.5 million, or 2.40%, to $5.9 billion at March 31, 2019 compared to $6.0 billion at December 31, 2018. In the three months ended March 31, 2019, decreases of $64.1 million in savings and money market account deposits, $58.5 million in interest bearing, and $28.0 million in time deposits were partially offset by a $6.2 million increase in noninterest bearing transaction accounts. These changes in deposits and deposit mix were largely affected by declines in deposits from Venezuela customers, as discussed below. The decrease of $28.0 million in time deposits includes a decline of $53.3 million in brokered time deposits, partially offset by an increase of $25.3 million in retail time deposits. The increase in retail time deposits was the result of the implementation of a new strategy for renewing customer’s CDs that focused on banking center efforts. By utilizing a new CDs renewal and repricing model, the Company was able to renew approximately $44 million in CDs that had a low probability of renewal, at an average interest rate lower than the Company’s prevailing promotional CD interest rate.
Deposits by Country of Domicile

(in thousands)	March 31, 2019	December 31, 2018

Domestic	$2,963,098	$3,001,366
Foreign:
Venezuela	2,587,879	2,694,690
Others	337,211	336,630
Total foreign	2,925,090	3,031,320
Total deposits	$5,888,188	$6,032,686
Our domestic deposits have increased almost every year since 2014, while our total foreign deposits, especially deposits from Venezuelans, have declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our customers. Our other foreign deposits do not include deposits from Venezuelans.
The following shows the amounts and percentage changes in our domestic and foreign deposits, including Venezuelan deposits for the three months ended March 31, 2019 and the year ended December 31, 2018.
Percentage Changes in Deposits

	March 31, 2019	December 31, 2018
Deposits
Domestic	(1.28)%	6.33%
Foreign:
Venezuela	(3.96)%	(14.40)%
Others	0.17%	(4.44)%
Total foreign	(3.50)%	(13.40)%
Total deposits	(2.40)%	(4.59)%

Changes to Deposits Between Reporting Dates

(in thousands)	March 31, 2019	December 31, 2018
Domestic	$(38,268)	$178,567
Foreign:
Venezuela	(106,811)	(453,221)
Others	581	(15,633)
Total foreign	(106,230)	(468,854)
Total deposits	$(144,498)	$(290,287)
During the three months ended March 31, 2019, deposits of customers domiciled in Venezuela decreased by $106.8 million, or 3.96%, to $2.6 billion, compared to December 31, 2018. In the first quarter 2019, as living conditions in Venezuela deteriorated further, those customers increasingly relied on their U.S. Dollar deposits to fund daily living expenses. The rate of decline in our Venezuela deposits was similar to that realized during 2018. We continue to proactively focus on our core domestic deposit gathering to compensate for the attrition in our Venezuela deposits.
The Bank uses the Federal Financial Institutions Examination Council’s, or FFIEC’s, Uniform Bank Performance Report or UBPR definition of core deposits, which consists of all relationships under $250,000. Core deposits, which exclude brokered time deposits and retail time deposits of $250,000 or more, were $4.6 billion and $4.7 billion as of March 31, 2019, and December 31, 2018, respectively. Core deposits represented 77.45% and 77.46% of our total deposits at those dates, respectively. The slight decline in core deposits since December 31, 2018 resulted primarily from Venezuelan customers drawing down their account balances as mentioned above, partially offset by increases in domestic deposits.
We utilize brokered deposits and, as of March 31, 2019, we had $588.8 million in brokered deposits, which represented 10.00% of our total deposits. As of March 31, 2019, brokered deposits declined by $53.3 million (8.30%) compared to $642.1 million as of December 31, 2018. During the first quarter of 2019, as excess liquidity was generated by the divestiture of non-relationship loans, we utilized such liquidity to pay down wholesale funding, including brokered deposits.
Large Fund Providers
At March 31, 2019 and December 31, 2018 our large fund providers, defined as third-party customer relationships with balances of over $10 million, included five and six deposit relationships, respectively, with total balances of $65.1 million and $74.4 million, respectively. Additionally, deposits from MSF or its non-U.S. affiliates at March 31, 2019 and December 31, 2018 totaled $7.4 million and $9.6 million, respectively. These MSF-related deposits are expected to further decline in 2019.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2019:

	March 31, 2019
	(in thousands, except percentages)
Less than 3 months	$354,163	24.98%
3 to 6 months	229,596	16.19%
6 to 12 months	331,409	23.37%
1 to 3 years	285,763	20.15%
Over 3 years	216,954	15.31%
Total	$1,417,885	100.00%
Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at March 31, 2019 and December 31, 2018 corresponded to FHLB advances.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for the three months ended March 31, 2019 and for the year ended December 31, 2018.

	March 31, 2019	December 31, 2018
	(in thousands, except percentages)
Outstanding at period-end	$520,000	$440,000
Average amount	455,000	505,417
Maximum amount outstanding at any month-end	520,000	632,000
Weighted average interest rate:
During period	2.51%	2.10%
End of period	2.52%	2.52%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except percentages and per share data)
Net income	$13,071	$9,429
Basic earnings per common share	0.31	0.22
Diluted earnings per common share (1)	0.30	0.22

Average total assets	$8,063,318	$8,406,382
Average stockholders' equity	760,639	747,988
Net income / Average total assets (ROA)	0.65%	0.45%
Net income / Average stockholders' equity (ROE)	6.87%	5.04%
Net income / Average tangible common equity (ROATCE)	7.07%	5.19%
Average stockholders' equity / Average total assets ratio	9.43%	8.90%

Adjusted net income (2)	$13,803	$11,876
Adjusted basic earnings per common share (2)	0.33	0.28
Adjusted diluted earnings per common share (2)	0.32	0.28

Adjusted net income / Average total assets (ROA) (2)	0.69%	0.57%
Adjusted net income / Average stockholders' equity (ROE) (2)	7.25%	6.35%
Adjusted net income / Average tangible common equity (ROATCE) (2)	7.47%	6.54%
__________________

(1)
As of March 31, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of March 31, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards had a dilutive effect. We had no outstanding dilutive instruments as of March 31, 2018.

(2)	See “Financial Highlights” for an explanation of certain non-GAAP measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP measures to their GAAP equivalents.

During the three months ended March 31, 2019, basic and diluted earnings per share increased as a result of higher net income in the three months ended March 31, 2019 compared to the same period one year ago.

Capital Resources and Liquidity Management
Capital Resources.
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in accumulated other comprehensive income or loss (AOCI/L) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale securities. AOCI/L is not included for purposes of determining our capital for bank regulatory purposes.
Stockholders’ equity increased $31.3 million, or 4.19%, to $778.7 million as of March 31, 2019 as compared to December 31, 2018, primarily due to $13.1 million of net income in the three months ended March 31, 2019, a $16.0 million increase in AOCI resulting from higher valuation of securities available for sale compared to December 31, 2018, and the Company’s repurchases of its Class B common stock from MSF. The higher valuation of securities available for sale this quarter caused the Company’s deferred tax assets to decline approximately $6.5 million, or 39.56%, to $9.9 million as of March 31, 2019, as the unrealized gains and losses included in AOCI are reported in stockholder’s equity on an after-tax basis.
On January 23, 2019, the underwriters in the Company’s IPO partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per share of Class A common stock. The net proceeds to us from this transaction were approximately $3.0 million.
On February 1, 2019 and February 28, 2019, the Company issued and sold 153,846 shares and 1,750,000 shares, respectively, of Class A common stock in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and SEC Rule 506 (the “Private Placements”). The Company used the net proceeds from the Private Placements to fund the repurchases of its Class B common stock from MSF, as described in more detail below.
On March 7, 2019, the Company completed the purchase of the remaining 2,112,321 shares of the Company’s Class B common stock from MSF for a weighted average purchase price of $13.48 per share of Class B common stock, representing an aggregate purchase price of approximately $28.5 million. The repurchase price for the Class B common stock was based upon various factors, including the advice of the Company’s financial advisors. All 3,532,457 shares of Class B common stock repurchased from MSF are held as treasury stock under the cost method.

Liquidity Management.
At March 31, 2019, the Company had $1.1 billion of outstanding advances from the FHLB and other borrowings, compared to $1.2 billion at December 31, 2018. At March 31, 2019 and December 31, 2018, we had $1.4 billion available under FHLB facilities. During the three months ended March 31, 2019, the Company repaid $265 million of outstanding advances and other borrowings, and obtained new borrowing proceeds of $170 million from these sources. There were no other borrowings as of March 31, 2019. The following table summarizes the composition of our FHLB advances by type of interest rate:

	March 31, 2019	December 31, 2018
	(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 1.50% to 3.86% (December 31, 2018 - 1.50% to 3.86%)	$790,000	$886,000
Floating rate based on 3-month LIBOR ranging from 2.58% to 2.74% (December 31, 2018 - 2.40% to 2.82%) (1)	280,000	280,000
	$1,070,000	$1,166,000
__________________

(1)
At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In March 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI/AOCL. This amount will be amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. The Company recorded approximately $0.1 million against interest expense on FHLB advances in the first quarter 2019 and expects to record approximately $1.1 million in the rest of 2019.

At March 31, 2019, advances from the FHLB had maturities through 2023 with interest rates ranging from 1.50% to 3.86%.
We also maintain federal funds lines with several banks, and had $62.0 million and $35.5 million of availability under these lines at March 31, 2019 and December 31, 2018.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Mercantil Florida Bancorp Inc., or Mercantil Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $31.3 million as of March 31, 2019 and $32.9 million as of December 31, 2018 in funds available to service this junior subordinated debt.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/L. Management believes that these limitations will not affect our ability, and Mercantil Florida’s, to meet our ongoing short-term cash obligations. See “Supervision and Regulation” in the Form10-K.

Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital ratio	$931,156	14.35%	$519,063	8.00%	$648,829	10.00%
Tier 1 capital ratio	874,713	13.48%	389,297	6.00%	519,063	8.00%
Tier 1 leverage ratio	874,713	10.83%	322,976	4.00%	403,720	5.00%
Common Equity Tier 1	765,221	11.79%	291,973	4.50%	421,739	6.50%

December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common Equity Tier 1	749,465	11.07%	304,671	4.50%	440,080	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital ratio	$900,194	13.88%	$518,942	8.00%	$648,677	10.00%
Tier 1 capital ratio	843,751	13.01%	389,206	6.00%	518,942	8.00%
Tier 1 leverage ratio	843,751	10.46%	322,678	4.00%	403,347	5.00%
Common Equity Tier 1	843,751	13.01%	291,905	4.50%	421,640	6.50%

December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common Equity Tier 1	826,114	12.20%	304,630	4.50%	440,021	6.50%
The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for Common Equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Although trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, our existing $114.1 million aggregate outstanding trust preferred securities are grandfathered, and continue to qualify as Tier 1 capital.

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 16 to our audited consolidated financial statements included in Form 10-K.

	March 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$884,142	$923,424
Credit card facilities (1)	196,901	198,500
Letters of credit	26,867	27,232
	$1,107,910	$1,149,156
__________________

(1)
Includes approximately $11.0 million and $10.0 million of credit card credit lines to international customers which had been temporarily suspended at March 31, 2019 and December 31, 2018, respectively. Beginning in April 2019, the existing international credit card product is being eliminated and most of the credit cards will be decommissioned by December 31, 2019.

Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2018.
Recently Issued Accounting Pronouncements. There are no recently issued accounting pronouncements that have recently been adopted by us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management.
There have been no material changes in our market risk exposure as compared to these discussed in our Form 10-K, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation and as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the SEC under the Exchange Act. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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
A lawsuit was filed in September 2017 in Miami-Dade County Circuit Court, Florida and amended multiple times. The claims are against Amerant Trust and Kunde Management, LLC (“Kunde”). Kunde was established to manage trusts for the respective benefit of Gustavo Marturet Machado’s wife and his siblings. Amerant Trust is the trustee of these trusts and is Kunde’s manager. The plaintiff is a beneficiary of one trust established and is an aunt of Gustavo Antonio Marturet Sr., a Company director and a sister-in-law of Mr. Gustavo Antonio Marturet Sr.’s mother, a principal Company shareholder.
This action alleges breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde and seeks damages in an unspecified amount. The Company denies the claims, and believes these are barred by the statute of limitations and is defending this lawsuit vigorously. The parties began mediation on January 22, 2019, pursuant to court order, and settlement discussions through the mediator are ongoing. The Company cannot reasonably estimate at this time the possible loss or range of losses, if any, that may arise from this unresolved lawsuit and the timing of any resolution of this action. The Company has incurred approximately $463,571 in legal fees through May 5, 2019 defending this case. The Company expects to be reimbursed these fees in accordance with the trust agreements and the Kunde organizational documents upon conclusion of this proceeding.
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

ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in the Company’s Form 10-K. Other than below addition, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K.
An additional risk includes the following:
Recent changes to our existing credit card program may affect our credit card losses and adversely affect certain credit card relationships.
The Company revised its credit card strategy in April 2019. Our existing card offerings will be discontinued, and we will no longer issue credit cards to international customers. As part of these changes, we closed approximately 8,000 international credit card accounts with aggregate credit limits and outstanding balances of approximately $58.9 million and $11.6 million, respectively. In certain cases, outstanding balances have been offset against deposits in the Bank. In June, we expect to announce more details of our revised card strategy, including a new international charge card offering under an agreement with a major international card company and repayment terms on outstanding balances.
We are making these changes to reduce and ultimately eliminate our credit exposure and losses on international cards. The discontinuance of credit cards and the repayment terms on outstanding balances may result in higher initial credit loss rates on existing card balances. Additionally, the implementation of new processes involves operational risks, and the change in our credit card strategy may disrupt, and have unintended adverse effects on, our deposit, loan and wealth management relationships with our existing credit card holders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The Company sold unregistered shares of its Class A common stock in private placements which the Company disclosed in a current report on Form 8-K filed with the SEC on March 1, 2019.
Use of Proceeds from Registered Securities
On December 18, 2018, our Registration Statement on Form S-1, as amended (File No. 333-227744) was declared effective by the SEC for our IPO of Class A common stock. A total of 6,300,000 shares of Class A common stock were sold pursuant to the Registration Statement, which was comprised of (1) 1,377,523 shares of new Class A common stock issued by the Company and (2) all of MSF’s 4,922,477 shares of the Company’s outstanding Class A common stock. The 6,300,000 shares of Class A common stock were sold at an offering price of $13.00 per share for gross proceeds of $81,900,000, comprised of (1) $17,907,799 gross proceeds to the Company and (2) $63,991,811 gross proceeds to MSF. On January 23, 2019, the underwriters of the Company’s IPO exercised, in part, their over-allotment option and purchased 229,019 shares of the Company’s Class A common stock at the offering price of $13.00 per share for gross proceeds to the Company of approximately $3,000,000. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 20, 2018 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities
On December 27, 2018, following the December 21, 2018 closing of the IPO, the Company and MSF entered into the Class B Share Purchase Agreement. Pursuant to the Class B Purchase Agreement, the Company agreed to purchase up to all 3,532,456.66 shares of its Class B common stock retained by MSF using the net proceeds from sales of shares of its Class A common stock, in each case at a price equal to 97% of the Class A common stock’s selling price. As announced via press release on December 28, 2018, the Company, on that date, completed the purchase of 1,420,135.66 shares of it’s Class B common stock from MSF, leaving MSF with 2,112,321 shares of our Class B common stock.
Pursuant to the Class B Purchase Agreement, on March 7, 2019, the Company used the net proceeds from the exercise of the over-allotment option granted to the underwriters in the IPO and of subsequent private placement sales of unregistered shares of the Company’s Class A common stock to purchase MSF’s remaining 2,112,321 shares of the Company’s Class B common stock. The Company disclosed this purchase via press release on March 7, 2019.
As a result of the IPO, MSF held no Company Class A common stock. Following the Company’s March 7, 2019 repurchases of its Class B common stock from MSF, MSF holds no shares of the Company’s Class A common stock or Class B common stock.
The following table presents details of our repurchases of Class B common stock during the quarter ended March 31, 2019:

Period	Total Number of Class B Shares Purchased	Average Price per Share	Total Number of Class B Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Class B Shares That May Yet Be Purchased Under the Plan
January 1-January 31, 2019	—	N/A	—	N/A
February 1-February 28, 2019	—	N/A	—	N/A
March 1-March 31, 2019	2,112,321	$13.48	2,112,321	N/A
Total	2,112,321	$13.48	2,112,321	N/A
No repurchases of Class A common stock were made during this period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Millar Wilson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 25, 2019, SEC File No. 001-38534)
10.2	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Peraza (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 25, 2019, SEC File No. 001-38534)
10.3	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alfonso Figueredo (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 25, 2019, SEC File No. 001-38534)
10.4	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Miguel Palacios (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 25, 2019, SEC File No. 001-38534)
10.5	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Capriles (incorporated by reference to Exhibit 10.5 to Form 8-K filed on March 25, 2019, SEC File No. 001-38534)
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

MERCANTIL BANK HOLDING CORPORATION (Registrant)

Date:	May 10, 2019	By:	/s/ Millar Wilson
Millar Wilson
Chief Executive Officer and Vice-Chairman of the Board

Date:	May 10, 2019	By:	/s/ Alberto Peraza
Alberto Peraza
Co-President and Chief Financial Officer