Form 10-Q
period 2019-06-30
Amerant Bancorp Inc.
filed 2019-08-12
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________

Commission File Number: 001-38534

Amerant Bancorp Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0032379 (I.R.S. Employer Identification No.)
220 Alhambra Circle Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)
(305) 460-4038
Registrant’s telephone number, including area code

Former Name, as listed on the last report:
Mercantil Bank Holding Corporation
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2019
Class A Common Stock, $0.10 par value per share	28,985,996 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	14,218,596 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2019

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	(Unaudited) June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$25,813	$25,756
Interest earning deposits with banks	64,504	59,954
Cash and cash equivalents	90,317	85,710
Securities
Available for sale	1,501,222	1,586,051
Held to maturity	81,240	85,188
Federal Reserve Bank and Federal Home Loan Bank stock	68,170	70,189
Securities	1,650,632	1,741,428
Loans held for investment, gross	5,812,755	5,920,175
Less: Allowance for loan losses	57,404	61,762
Loans held for investment, net	5,755,351	5,858,413
Bank owned life insurance	208,965	206,142
Premises and equipment, net	124,456	123,503
Deferred tax assets, net	7,014	16,310
Goodwill	19,193	19,193
Accrued interest receivable and other assets	70,898	73,648
Total assets	$7,926,826	$8,124,347
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$785,727	$768,822
Interest bearing	1,183,051	1,288,030
Savings and money market	1,510,832	1,588,703
Time	2,339,771	2,387,131
Total deposits	5,819,381	6,032,686
Advances from the Federal Home Loan Bank and other borrowings	1,125,000	1,166,000
Junior subordinated debentures held by trust subsidiaries	118,110	118,110
Accounts payable, accrued liabilities and other liabilities	57,967	60,133
Total liabilities	7,120,458	7,376,929
Commitments and contingencies (Note 12)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,985,996 shares issued and outstanding (2018: 26,851,832 shares issued and outstanding)	2,899	2,686
Class B common stock, $0.10 par value, 100 million shares authorized; 17,751,053 shares issued; 14,218,596 shares outstanding (2018: 16,330,917 shares outstanding)	1,775	1,775
Additional paid in capital	417,338	385,367
Treasury stock, at cost; 3,532,457 shares of Class B common stock (2018: 1,420,136 shares of Class B common stock)	(46,373)	(17,908)
Retained earnings	419,590	393,662
Accumulated other comprehensive income (loss)	11,139	(18,164)
Total stockholders' equity	806,368	747,418
Total liabilities and stockholders' equity	$7,926,826	$8,124,347

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income
Loans	$66,801	$62,448	$133,523	$122,118
Investment securities	11,886	12,709	24,467	24,450
Interest earning deposits with banks	539	759	1,543	1,279
Total interest income	79,226	75,916	159,533	147,847

Interest expense
Interest bearing demand deposits	301	113	575	202
Savings and money market deposits	4,014	3,104	7,747	5,688
Time deposits	12,740	10,172	25,293	18,872
Advances from the Federal Home Loan Bank	6,292	6,511	12,497	12,501
Junior subordinated debentures	2,090	2,025	4,195	3,960
Securities sold under agreements to repurchase	—	2	—	2
Total interest expense	25,437	21,927	50,307	41,225
Net interest income	53,789	53,989	109,226	106,622
(Reversal of) provision for loan losses	(1,350)	150	(1,350)	150
Net interest income after (reversal of) provision for loan losses	55,139	53,839	110,576	106,472

Noninterest income
Deposits and service fees	4,341	4,471	8,427	9,053
Brokerage, advisory and fiduciary activities	3,736	4,426	7,424	8,841
Change in cash surrender value of bank owned life insurance	1,419	1,474	2,823	2,918
Cards and trade finance servicing fees	1,419	1,173	2,334	2,235
Gain on early extinguishment of advances from the Federal Home Loan Bank	—	882	557	882
Securities gains, net	992	16	996	16
Data processing and fees for other services	365	613	885	1,494
Other noninterest income	1,875	1,931	3,857	3,492
Total noninterest income	14,147	14,986	27,303	28,931

Noninterest expense
Salaries and employee benefits	34,057	34,932	67,494	68,973
Occupancy and equipment	4,232	4,060	8,274	7,775
Professional and other services fees	3,954	5,387	7,398	11,831
Telecommunication and data processing	3,233	3,011	6,259	6,095
Depreciation and amortization	2,010	1,945	3,952	4,086
FDIC assessments and insurance	1,177	1,468	2,570	2,915
Other operating expenses	4,242	1,835	8,903	6,608
Total noninterest expenses	52,905	52,638	104,850	108,283
Net income before income tax	16,381	16,187	33,029	27,120
Income tax expense	(3,524)	(5,764)	(7,101)	(7,268)
Net income	$12,857	$10,423	$25,928	$19,852

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on securities available for sale arising during the period	$14,313	$(5,454)	$30,591	$(20,431)
Net unrealized holding gains (losses) on cash flow hedges arising during the period	—	2,139	(11)	6,352
Reclassification adjustment for net (gains) losses included in net income	(1,025)	2	(1,277)	159
Other comprehensive income (loss)	13,288	(3,313)	29,303	(13,920)
Comprehensive income	$26,145	$7,110	$55,231	$5,932

Earnings Per Share (Note 14):
Basic earnings per common share	$0.30	$0.25	$0.61	$0.47
Diluted earnings per common share	$0.30	$0.25	$0.60	$0.47

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2019 and 2018

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2017	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$387,829	$(6,133)	$753,450
Dividends	—	—	—	—	—	—	(40,000)	—	(40,000)
Net income	—	—	—	—	—	—	19,852	—	19,852
Other comprehensive loss	—	—	—	—	—	—	—	(13,920)	(13,920)
Balance at June 30, 2018	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$367,681	$(20,053)	$719,382

Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	1,299	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,966	—	—	—	2,966
Net income	—	—	—	—	—	—	25,928	—	25,928
Other comprehensive income	—	—	—	—	—	—	—	29,303	29,303
Balance at June 30, 2019	28,985,996	14,218,596	$2,899	$1,775	$417,338	$(46,373)	$419,590	$11,139	$806,368

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$25,928	$19,852
Adjustments to reconcile net income to net cash provided by operating activities
(Reversal of) provision for loan losses	(1,350)	150
Net premium amortization on securities	7,164	8,447
Depreciation and amortization	3,952	4,086
Stock-based compensation expense	2,966	—
Change in cash surrender value of bank owned life insurance	(2,823)	(2,918)
Deferred taxes, securities net gains or losses and others	(2,150)	(4,374)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	9,518	(2,075)
Accounts payable, accrued liabilities and other liabilities	(9,736)	3,071
Net cash provided by operating activities	33,469	26,239

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(195,390)	(121,245)
Federal Home Loan Bank stock	(12,968)	(13,642)
	(208,358)	(134,887)
Maturities, sales and calls of investment securities:
Available for sale	313,757	122,805
Held to maturity	3,737	1,338
Federal Home Loan Bank stock	14,987	9,563
	332,481	133,706
Net decrease in loans	(109,951)	(174,197)
Proceeds from loan portfolio sales	214,416	23,781
Net purchases of premises and equipment, and others	(4,451)	(3,522)
Net proceeds from sale of subsidiary	—	7,500
Net cash provided by (used in) investing activities	224,137	(147,619)

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(165,945)	(165,745)
Net (decrease) increase in time deposits	(47,360)	205,910
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	590,000	656,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(630,447)	(571,000)
Dividend paid	—	(40,000)
Proceeds from common stock issued - Class A	29,218	—
Repurchase of common stock - Class B	(28,465)	—
Net cash (used in) provided by financing activities	(252,999)	85,165
Net increase (decrease) in cash and cash equivalents	4,607	(36,215)

Cash and cash equivalents
Beginning of period	85,710	153,445
End of period	$90,317	$117,230

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2019	2018
Supplemental disclosures of cash flow information
Cash paid:
Interest	$49,868	$40,491
Income taxes	3,424	15,203

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc., formerly Mercantil Bank Holding Corporation, (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has two principal subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”).
Beginning in the second quarter of 2019, the Company is managed using a single segment concept, on a consolidated basis, and management determined to discontinue its separate disclosures of operating segments. See “Reportable Segments” within “Basis of Presentation and Summary of Significant Accounting Policies” in this footnote for further details.
The Company’s Class A common stock, par value $0.10 per common share, and Class B common stock, par value $0.10 per common share, are listed and trade on the Nasdaq Global Select Market under the symbols “AMTB” and “AMTBB,” respectively.
Initial Public Offering and Shares Repurchase
On December 21, 2018, the Company completed an initial public offering (the “IPO”). For more information about the IPO, see Note 15 to our audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Form 10-K”). In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of its Class B common stock held by Mercantil Servicios Financieros, C.A., the Company’s former parent company (“MSF” or “the Former Parent”). See Note 11 to these unaudited interim consolidated financial statements for more information about the private placements and the repurchase of Class B common stock previously held by MSF.
Rebranding
On June 4, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to change the Company’s name from “Mercantil Bank Holding Corporation” to “Amerant Bancorp Inc.” (the “Name Change”). The Name Change became effective on June 5, 2019. Each of the Company, the Bank and its principal subsidiaries now operate under the “Amerant” brand.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with U.S. GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and the accompanying footnote disclosures for the Company, which are included in the Form 10-K.
For a complete summary of our significant accounting policies, please see Note 1 to the Company’s audited consolidated financial statements in the Form 10-K.
Reportable Segments
Prior to the second quarter of 2019, the Company had four reportable segments: Personal and Commercial Banking (“PAC”), Corporate LATAM, Treasury, and Institutional. Results of these segments were presented on a managed basis. This structure was driven, among other things, by how the Company previously managed the business, how internal reporting was prepared and analyzed, and how management made decisions.
Beginning in the second quarter of 2019, all decisions, including those relating to loan growth and concentrations, deposit and other funding, market risk, credit risk, operational risk and pricing are made after assessing their effects on the Company as a whole, using a single segment concept. This change is consistent with the Company’s strategic shift to focus on community banking after the spin-off from its Former Parent in August 2018, and the rebranding of the Company launched in April 2019. As part of this strategic shift, the Company has significantly reduced its international lending activities, which had been largely allocated to the Corporate LATAM segment. As a result, management reassessed the Company’s remaining international business activities as well as the remaining three segments to determine whether the Company would continue to manage these businesses as separate operating segments, or consolidated as one single segment. In performing its assessment, management noted a similarity in the nature of products and services, processes, type of customers, distribution methods, and regulatory environment of its businesses. Further, management determined that it will no longer review discrete financial information related to the remaining operating segments for purposes of assessing performance or to allocate resources.
As a result of the above referenced strategic shift, assessments and determination, the Company is now managed as a single operating segment, on a consolidated basis. Therefore, beginning with the quarter ended June 30, 2019, the Company determined that no separate current or historical reportable segment disclosures are required under U.S. GAAP.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: (i) the determination of the allowance for loan losses; (ii) the fair values of securities and the value assigned to goodwill during the annual goodwill impairment test; (iii) the cash surrender value of bank owned life insurance; and (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
c) Subsequent Events
On July 10, 2019 the Company announced the redemption of all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Commercebank Statutory Trust II (“Statutory Trust II”), and all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Commercebank Capital Trust III (“Capital Trust III”). The Capital Trust III securities were redeemed on July 31, 2019 at the contractual call price of 101.018% and the Statutory Trust II securities will be redeemed on September 7, 2019, the earliest call date, at the contractual call price of 100.53%. The Company will simultaneously redeem all $15.5 million and $10.4 million junior subordinated debentures held by its Statutory Trust II and Capital Trust III, respectively, as part of these redemption transactions. These redemptions together will reduce total cash and cash equivalents by approximately $23.8 million, financial liabilities by approximately $25.9 million and other assets by approximately $2.4 million. In addition, third quarter 2019 results will include a total charge of $0.3 million for the premiums paid to security holders from these redemptions. The redemption of these legacy Tier 1 capital instruments will reduce the Company’s Tier 1 equity capital by a total of $23.5 million.
The Company’s regulatory capital ratios will continue to exceed regulatory minimums to be well-capitalized, upon these redemptions.
In August 2019, the Company entered into interest rate swaps that were designated as cash flow hedges to manage exposure of floating rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures. See Note 7 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the interest rate swap transaction.
All significant subsequent events have been recognized or disclosed in these unaudited interim consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2.	Securities
Amortized cost and approximate fair values of securities available for sale are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$930,137	$9,440	$(5,907)	$933,670
Corporate debt securities	268,724	3,186	(204)	271,706
U.S. government agency debt securities	201,074	576	(2,910)	198,740
Municipal bonds	70,668	2,659	—	73,327
Mutual funds	24,269	—	(490)	23,779
Commercial paper	—	—	—	—
	$1,494,872	$15,861	$(9,511)	$1,501,222

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$840,760	$2,197	$(22,178)	$820,779
Corporate debt securities	357,602	139	(5,186)	352,555
U.S. government agency debt securities	221,682	187	(4,884)	216,985
Municipal bonds	162,438	390	(2,616)	160,212
Mutual funds	24,266	—	(1,156)	23,110
Commercial paper	12,448	—	(38)	12,410
	$1,619,196	$2,913	$(36,058)	$1,586,051
At June 30, 2019 and December 31, 2018, the Company had no foreign sovereign or government agency debt securities.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$41,500	$(307)	$436,675	$(5,600)	$478,175	$(5,907)
Corporate debt securities	305	(1)	48,637	(203)	48,942	(204)
Municipal bonds	—	—	—	—	—	—
U.S. government agency debt securities	6,402	(42)	141,248	(2,868)	147,650	(2,910)
Mutual funds	—	—	23,530	(490)	23,530	(490)
Commercial paper	—	—	—	—	—	—
	$48,207	$(350)	$650,090	$(9,161)	$698,297	$(9,511)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$90,980	$(2,995)	$608,486	$(19,183)	$699,466	$(22,178)
Corporate debt securities	243,667	(3,800)	75,762	(1,386)	319,429	(5,186)
Municipal bonds	63,580	(939)	133,886	(3,945)	197,466	(4,884)
U.S. government agency debt securities	1,449	(6)	94,331	(2,610)	95,780	(2,616)
Mutual funds	—	—	22,865	(1,156)	22,865	(1,156)
Commercial paper	12,410	(38)	—	—	12,410	(38)
	$412,086	$(7,778)	$935,330	$(28,280)	$1,347,416	$(36,058)
At June 30, 2019 and December 31, 2018, certain debt securities issued or guaranteed by U.S. government-sponsored entities and agencies were held by the Company. The Company believes these issuers to present little credit risk. The Company does not consider these securities to be other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Unrealized losses on corporate debt securities at June 30, 2019, and municipal and corporate debt securities at December 31, 2018, are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company does not consider these securities to be other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and management does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.
Amortized cost and approximate fair values of securities held to maturity, are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$78,448	$497	$(382)	$78,563
U.S. Government agency debt securities	2,792	54	—	2,846
	$81,240	$551	$(382)	$81,409

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$82,326	$—	$(3,889)	$78,437
U.S. Government agency debt securities	2,862	—	(49)	2,813
	$85,188	$—	$(3,938)	$81,250

Contractual maturities of securities at June 30, 2019 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$44,267	$44,283	$—	$—
After 1 year through 5 years	217,122	218,528	—	—
After 5 years through 10 years	175,701	179,155	—	—
After 10 years	1,033,513	1,035,477	81,240	81,409
No contractual maturities	24,269	23,779	—	—
	$1,494,872	$1,501,222	$81,240	$81,409

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

3.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	June 30, 2019	December 31, 2018
Real estate loans
Commercial real estate
Nonowner occupied	$1,872,493	$1,809,356
Multi-family residential	968,080	909,439
Land development and construction loans	291,304	326,644
	3,131,877	3,045,439
Single-family residential	535,563	533,481
Owner occupied	836,334	777,022
	4,503,774	4,355,942
Commercial loans	1,180,736	1,380,428
Loans to financial institutions and acceptances	25,006	68,965
Consumer loans and overdrafts	103,239	114,840
	$5,812,755	$5,920,175
The amounts above include loans under syndication facilities of approximately $609 million and $807 million at June 30, 2019 and December 31, 2018, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements among other lenders (club deals), and other agreements.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $20.6 million and $19.5 million at June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$116,218	$6,636	$122,854
Commercial loans	—	57,374	57,374
Loans to financial institutions and acceptances	—	5,000	5,000
Consumer loans and overdrafts (3)	21,197	8,368	29,565
	$137,415	$77,378	$214,793
__________________

(1)	Loans to borrowers in 15 other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. In April 2019, the Company revised its credit card program to further strengthen credit quality. The Company stopped the charging privileges of its smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges will end in October 2019 and they will be required to repay all balances by January 2020. Overdrafts to customers outside the United States were de minimis at June 30, 2019 and December 31, 2018.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$128,971	$6,467	$135,438
Commercial loans	—	73,636	73,636
Loans to financial institutions and acceptances	—	49,000	49,000
Consumer loans and overdrafts (3)	28,191	13,494	41,685
	$157,162	$142,597	$299,759
__________________

(1)	Loans to borrowers in 17 other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges for Venezuela resident card holders are suspended when the cardholders’ average deposits decline below the outstanding credit balance. At the beginning of 2018, the Company changed the monitoring of such balances from quarterly to monthly.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of June 30, 2019 and December 31, 2018 are summarized in the following tables:

	June 30, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,872,493	$1,870,529	$1,964	$—	$—	$1,964	$1,964	$—
Multi-family residential	968,080	967,423	—	—	657	657	657	—
Land development and construction loans	291,304	291,304	—	—	—	—	—	—
	3,131,877	3,129,256	1,964	—	657	2,621	2,621	—
Single-family residential	535,563	528,921	916	1,573	4,153	6,642	9,432	—
Owner occupied	836,334	832,924	2,715	—	695	3,410	10,528	—
	4,503,774	4,491,101	5,595	1,573	5,505	12,673	22,581	—
Commercial loans	1,180,736	1,176,688	872	80	3,096	4,048	10,032	—
Loans to financial institutions and acceptances	25,006	25,006	—	—	—	—	—	—
Consumer loans and overdrafts	103,239	102,464	419	250	106	775	114	23
	$5,812,755	$5,795,259	$6,886	$1,903	$8,707	$17,496	$32,727	$23

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,809,356	$1,809,356	$—	$—	$—	$—	$—	$—
Multi-family residential	909,439	909,439	—	—	—	—	—	—
Land development and construction loans	326,644	326,644	—	—	—	—	—	—
	3,045,439	3,045,439	—	—	—	—	—	—
Single-family residential	533,481	519,730	7,910	2,336	3,505	13,751	6,689	419
Owner occupied	777,022	773,876	2,800	160	186	3,146	4,983	—
	4,355,942	4,339,045	10,710	2,496	3,691	16,897	11,672	419
Commercial loans	1,380,428	1,378,022	704	1,062	640	2,406	4,772	—
Loans to financial institutions and acceptances	68,965	68,965	—	—	—	—	—	—
Consumer loans and overdrafts	114,840	113,227	474	243	896	1,613	35	884
	$5,920,175	$5,899,259	$11,888	$3,801	$5,227	$20,916	$16,479	$1,303
At June 30, 2019 and December 31, 2018, loans with an outstanding principal balance of $1.7 billion were pledged as collateral to secure advances from the FHLB.

4.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2019 and 2018, and its allocation by impairment methodology and the related investment in loans, net as of June 30, 2019 and 2018 are summarized in the following tables:

	Three Months Ended June 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,456	$29,100	$106	$8,660	$60,322
(Reversal of) provision for loan losses	(556)	(2,646)	(46)	1,898	(1,350)
Loans charged-off
Domestic	—	(874)	—	(210)	(1,084)
International	—	(43)	—	(894)	(937)
Recoveries	—	287	—	166	453
Balances at end of the period	$21,900	$25,824	$60	$9,620	$57,404

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,778	$30,018	$445	$8,521	$61,762
(Reversal of) provision for loan losses	(878)	(2,677)	(385)	2,590	(1,350)
Loans charged-off
Domestic	—	(1,866)	—	(406)	(2,272)
International	—	(61)	—	(1,300)	(1,361)
Recoveries	—	410	—	215	625
Balances at end of the period	$21,900	$25,824	$60	$9,620	$57,404

	June 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$527	$2,608	$—	$1,390	$4,525
Collectively evaluated	21,373	23,216	60	8,230	52,879
	$21,900	$25,824	$60	$9,620	$57,404
Investment in loans, net of unearned income
Individually evaluated	$2,621	$19,298	$—	$6,633	$28,552
Collectively evaluated	3,123,437	2,104,143	25,006	531,617	5,784,203
	$3,126,058	$2,123,441	$25,006	$538,250	$5,812,755

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$30,503	$33,672	$3,671	$4,272	$72,118
(Reversal of) provision for loan losses	(1,814)	(1,750)	(354)	4,068	150
Loans charged-off
Domestic	—	(2,355)	—	(98)	(2,453)
International	—	(52)	—	(230)	(282)
Recoveries	4	269	—	125	398
Balances at end of the period	$28,693	$29,784	$3,317	$8,137	$69,931

	Six Months Ended June 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	31,290	32,687	4,362	3,661	72,000
(Reversal of) provision for loan losses	(2,635)	(1,215)	(1,045)	5,045	150
Loans charged-off
Domestic	—	(2,737)	—	(117)	(2,854)
International	—	(52)	—	(630)	(682)
Recoveries	38	1,101	—	178	1,317
Balances at end of the period	28,693	29,784	3,317	8,137	69,931

	June 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$4,055	$2,252	$—	$—	$6,307
Collectively evaluated	24,638	27,532	3,317	8,137	63,624
	$28,693	$29,784	$3,317	$8,137	$69,931
Investment in loans, net of unearned income
Individually evaluated	$11,078	$16,206	$—	$306	$27,590
Collectively evaluated	3,078,004	2,184,226	371,498	558,231	6,191,959
	$3,089,082	$2,200,432	$371,498	$558,537	$6,219,549

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2019	$—	$59,282	$—	$2,957	$62,239
2018	$5,049	$5,774	$—	$—	$10,823

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions		Consumer and others	Total
2019	23,475	186,120	—		4,821	214,416
2018	8,007	15,774	—	1,864	—	23,781

The following is a summary of impaired loans as of June 30, 2019 and December 31, 2018

	June 30, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Nonowner occupied	$1,964	$—	$1,964	$3,052	$1,964	$313
Multi-family residential	657	—	657	702	657	214
Land development and construction loans	—	—	—	—	—	—
	2,621	—	2,621	3,754	2,621	527
Single-family residential	6,377	484	6,861	4,697	6,950	1,444
Owner occupied	3,223	6,427	9,650	5,980	9,688	1,056
	12,221	6,911	19,132	14,431	19,259	3,027
Commercial loans	9,235	92	9,327	6,987	10,477	1,448
Consumer loans and overdrafts	84	9	93	39	90	50
	$21,540	$7,012	$28,552	$21,457	$29,826	$4,525

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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

The Company recognized interest income on impaired loans of $14 thousand and $83 thousand during the three months ended June 30, 2019 and 2018, respectively, and $32 thousand and $108 thousand during the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, new troubled debt restructurings (“TDRs”) consisted of one single-family residential loan with a recorded investment of $202 thousand as of June 30, 2019. During the six months ended June 30, 2019, the Company had no charge-offs against the allowance for loan losses as a result of TDR loans. Since June 30, 2018, no TDRs subsequently defaulted under the modified terms of the loan agreement.
On July 30, 2019, the Company agreed to restructure certain CRE, owner occupied and commercial loans totaling $9.4 million in a multiple loan relationship with a South Florida customer. This TDR restructure consisted of extending repayment terms and adjusting future periodic payments, and the Company determined no additional impairment charges were necessary. Four residential loans, totaling $2.2 million, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with these CRE, owner occupied, commercial loans, and residential loans, which total a $11.6 million impaired loan relationship as of June 30, 2019, are adequate to cover probable losses given current facts and circumstances. The Company will continue to closely monitor the performance of these loans under their modified terms.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk Quality
The Company’s investment in loans by credit quality indicators as of June 30, 2019 and December 31, 2018 are summarized in the following tables:

	June 30, 2019
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,864,278	$6,251	$1,964	$—	$—	$1,872,493
Multi-family residential	967,423		657	—	—	968,080
Land development and construction loans	291,304	—	—	—	—	291,304
	3,123,005	6,251	2,621	—	—	3,131,877
Single-family residential	526,131	—	9,432	—	—	535,563
Owner occupied	812,918	9,476	13,940	—	—	836,334
	4,462,054	15,727	25,993	—	—	4,503,774
Commercial loans	1,163,375	5,332	11,490	539	—	1,180,736
Loans to financial institutions and acceptances	25,006	—	—	—	—	25,006
Consumer loans and overdrafts	98,818	—	4,421	—	—	103,239
	$5,749,253	$21,059	$41,904	$539	$—	$5,812,755

Amerant Bancorp Inc. and Subsidiaries
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
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion at June 30, 2019 and December 31, 2018. Time deposits in denominations of $250,000 or more amounted to approximately $740 million and $718 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, brokered time deposits amounted to $619 million and $642 million, respectively.

6.	Advances from the Federal Home Loan Bank and Other Borrowings
The Company had outstanding advances from the FHLB and other borrowings. These borrowings bear fixed interest rates or variable rates based on 3-month LIBOR as follows:

Year of Maturity	Interest Rate	June 30, 2019	December 31, 2018
(in thousands, except percentages)
2019	1.80% to 3.86%	$350,000	$440,000
2020	1.50% to 2.74%	325,000	306,000
2021	1.93% to 3.08%	240,000	210,000
2022	2.48% to 2.80%	120,000	120,000
2023 and after	2.95% to 3.23%	90,000	90,000
		$1,125,000	$1,166,000

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.	Derivative Instruments
At June 30, 2019 and December 31, 2018, the fair values of the Company’s derivative instruments were as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$—	$9,386	$283
Interest rate swaps not designated as hedging instruments:
Customers	10,226	—	1,420	—
Third party broker	—	10,226	—	1,420
	10,226	10,226	1,420	1,420
Interest rate caps not designated as hedging instruments:
Customers	—	78	—	685
Third party broker	78	—	685	—
	78	78	685	685
	$10,304	$10,304	$11,491	$2,388
Derivatives Designated as Hedging Instruments
At December 31, 2018, the Company had 16 interest rate swap contracts with total notional amounts of $280 million, that were designated as cash flow hedges of floating rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. These hedge relationships were expected to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the six months ended June 30, 2019 and 2018.
In February and March 2019, the Company terminated these 16 interest rate swaps designated as cash flow hedges. The Company will recognize the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps of between six months and seven years.
On August 8, 2019, the Company entered into five interest rate swap contracts with notional amounts totaling $64.2 million that were designated as cash flow hedges to manage exposure of floating rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with carrying amounts at June 30, 2019 totaling $64.2 million. These interest rate swap contracts mature in approximately three years. The Company expects these interest rates swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures.
The Company’s interest rate swaps designated as cash flow hedges involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
Derivatives Not Designated as Hedging Instruments
At June 30, 2019 and December 31, 2018, the Company had 22 and eight interest rate swap contracts with customers, respectively, with a total notional amount of $199.1 million and $80.4 million, respectively. These instruments involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contract. In addition, at June 30, 2019 and December 31, 2018, the Company had interest rate swap mirror contracts with a third party broker with similar terms.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

At each of June 30, 2019 and December 31, 2018, the Company had 16 interest rate cap contracts with customers with a total notional amount of $302.8 million and $323.7 million, respectively. In addition, at June 30, 2019 and December 31, 2018, the Company had interest rate cap mirror contracts with various third party brokers with similar terms.

8.	Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements in the Form 10-K for more information on the 2018 Equity Plan and restricted stock awards for the year ended 2018. The 2018 Equity Plan was renamed as of August 8, 2019 to reflect the change of the Company’s name to Amerant Bancorp Inc. on June 5, 2019.
On January 22, 2019, the Company granted an additional 1,299 shares of restricted stock to an employee who was not included in the December 21, 2018 restricted stock award. These shares of restricted stock will vest in three approximately equal amounts on each of January 21, 2020, 2021 and 2022. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $13.58 per share.
During the three and six month periods ended June 30, 2019, the Company recorded $1.5 million and $3.0 million, respectively, of compensation expense related to the restricted stock awards granted in December 2018 and January 2019. The total unamortized deferred compensation expense of $6.8 million for all unvested restricted stock outstanding at June 30, 2019 will be recognized over a weighted average period of 1.6 years.

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
The effective combined federal and state tax rates for the six months ended June 30, 2019 and 2018 were 21.50% and 26.80%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecast permanent non-taxable interest and other income, and the impact of permanent non-deductible discrete expense items incurred during the period, which primarily include the non-deductible spin-off costs in 2018 and the effect of corporate state taxes.
10.    Accumulated Other Comprehensive Income (Loss) (“AOCI/AOCL”):
The components of AOCI/AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2019			December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on securities available for sale	$6,350	$(1,552)	$4,798	$(33,145)	$8,104	$(25,041)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	8,393	(2,052)	6,341	9,103	(2,226)	$6,877
Total AOCI (AOCL)	$14,743	$(3,604)	$11,139	$(24,042)	$5,878	$(18,164)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The components of other comprehensive income (loss) for the periods presented is summarized as follows:

	Three Months Ended June 30,
	2019			2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on securities available for sale:
Change in fair value arising during the period	$18,946	$(4,633)	$14,313	$(6,716)	$1,262	$(5,454)
Reclassification adjustment for net gains included in net income	(992)	243	(749)	(16)	4	(12)
	17,954	(4,390)	13,564	(6,732)	1,266	(5,466)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	—	—	—	2,574	(435)	2,139
Reclassification adjustment for net interest (income) expense included in net income	(366)	90	(276)	19	(5)	14
	(366)	90	(276)	2,593	(440)	2,153
Total other comprehensive income (loss)	$17,588	$(4,300)	$13,288	$(4,139)	$826	$(3,313)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2019			2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on securities available for sale:
Change in fair value arising during the period	$40,491	$(9,900)	$30,591	$(27,566)	$7,135	$(20,431)
Reclassification adjustment for net gains included in net income	(996)	244	(752)	(16)	4	(12)
	39,495	(9,656)	29,839	(27,582)	7,139	(20,443)
Net unrealized holding (losses) gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(15)	4	(11)	8,608	(2,256)	6,352
Reclassification adjustment for net interest (income) expense included in net income	(695)	170	(525)	207	(36)	171
	(710)	174	(536)	8,815	(2,292)	6,523
Total other comprehensive income (loss)	$38,785	$(9,482)	$29,303	$(18,767)	$4,847	$(13,920)

11. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of June 30, 2019 and December 31, 2018 were 28,985,996 and 26,851,832, respectively.
IPO Over-allotment Option
On January 23, 2019, the underwriters of the Company’s IPO partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per share. The net proceeds to the Company from this transaction were approximately $3.0 million.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued as of June 30, 2019 and December 31, 2018 were 17,751,053. As of June 30, 2019 and December 31, 2018, there were 14,218,596 shares and 16,330,917 shares, respectively, of Class B common stock outstanding. As of June 30, 2019 and December 31, 2018, the Company had 3,532,457 shares and 1,420,136 shares, respectively, of Class B common stock held as treasury stock under the cost method.
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
Following this repurchase, MSF no longer owns any shares of the Company’s Class A common stock or Class B common stock, and therefore, MSF no longer has any rights to register Company shares for resale.
e) Dividends
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to MSF, or $0.94 per common share.
12.    Commitments and Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.2 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2019 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$844,170
Credit card facilities	143,666
Standby letters of credit	22,068
Commercial letters of credit	8,496
$1,018,400

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$933,670	$—	$933,670
Corporate debt securities	—	271,706	—	271,706
U.S. government agency debt securities	—	198,740	—	198,740
Municipal bonds	—	73,327	—	73,327
Mutual funds	—	23,779	—	23,779
	—	1,501,222	—	1,501,222
Bank owned life insurance	—	208,965	—	208,965
Derivative instruments	—	10,304	—	10,304
	$—	$1,720,491	$—	$1,720,491
Liabilities
Derivative instruments	$—	$10,304	$—	$10,304

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$820,779	$—	$820,779
Corporate debt securities	—	352,555	—	352,555
U.S. government agency debt securities	—	216,985	—	216,985
Municipal bonds	—	160,212	—	160,212
Mutual funds	—	23,110	—	23,110
Commercial paper	—	12,410	—	12,410
	—	1,586,051	—	1,586,051
Bank owned life insurance	—	206,141	—	206,141
Derivative instruments	—	11,491	—	11,491
	$—	$1,803,683	$—	$1,803,683
Liabilities
Derivative instruments	$—	$2,388	$—	$2,388
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On a quarterly basis, the Company evaluates the reasonableness of the monthly pricing process for the valuation of securities and derivative instruments. This evaluation includes challenging the valuation of a random sample of the different types of securities in the investment portfolio as of the end of the quarter selected. This challenge consists of obtaining from the Pricing Providers a document explaining the methodology applied to obtain their fair value assessments for each type of investment included in the sample selection. The Company then analyzes in detail the various inputs used in the fair value calculation, both observable and unobservable (e.g., prepayment speeds, yield curve benchmarks, spreads, delinquency rates). Management believes that the consistent application of this methodology allows the Company to understand and evaluate the categorization of its investment portfolio.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.
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

•
The fair value of loans held for sale, securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 17 to the Company’s audited consolidated financial statements in the Form 10-K.

•
The fair value of commitments and letters of credit is based on the assumption that the Company will be required to perform on all such instruments. The commitment amount approximates estimated fair value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

•
The fair value of advances from the FHLB, junior subordinated debentures and fixed-rate loans are estimated using a present value technique by discounting the future expected contractual cash flows using the current rates at which similar instruments would be issued with comparable credit ratings and terms at the measurement date.

•
The fair value of long-term time deposits, including certificates of deposit, is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date.

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,768,972	$2,650,162	$2,850,015	$2,739,721
Financial liabilities
Time deposits	1,721,207	1,733,538	1,745,025	1,740,752
Advances from the FHLB	1,125,000	1,136,506	1,166,000	1,167,213
Junior subordinated debentures	118,110	114,581	118,110	99,450

14.	Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$12,857	$10,423	$25,928	$19,852
Denominator:
Basic weighted average shares outstanding	42,466	42,489	42,610	42,489
Dilutive effect of share-based compensation awards	353	—	255	—
Diluted weighted average shares outstanding	42,819	42,489	42,865	42,489

Basic earnings per common share	$0.30	$0.25	$0.61	$0.47
Diluted earnings per common share	$0.30	$0.25	$0.60	$0.47

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

As of June 30, 2019, potential dilutive instruments consist of 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of June 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding in the three and six months ended June 30, 2019, and had a dilutive effect in per share earnings for the three (not shown due to rounding) and six months ended June 30, 2019. As of June 30, 2018, the Company had no potentially dilutive instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “our” or “we”) results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has two principal subsidiaries, Amerant Trust, N.A. (“Amerant Trust”), a non-depository trust company, and Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the information contained in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019 (“Form 10-K”).
Cautionary Notice Regarding Forward-Looking Statements
Various of the statements made in this Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, without limitation, future financial and operating results; costs and revenues; economic conditions generally and in our markets and among our customer base; loan demand; drivers for improvement; changes in the mix of our earning assets and our deposit and wholesale liabilities; net interest income and margin; yields on earning assets; interest rates (generally and those applicable to our assets and liabilities); credit quality, including loan performance, nonperforming assets, provisions for loan losses, charge-offs, other-than-temporary impairments and collateral values; the effect of redemptions of certain fixed rate trust preferred securities and related junior subordinated debt; rebranding and staff realignment costs and expected savings; market trends; and customer preferences, as well as statements with respect to our objectives, expectations and intentions and other statements that are not historical facts. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlooks,” “modeled” and other similar words and expressions of the future in this Form 10-Q. These forward-looking statements should be read together with the “Risk Factors” included in our Form 10-K and our other reports filed with the SEC. Additionally, these forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•
our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets which assume, among other things, continued growth in our domestic loans, increased domestic deposits, increased cross-selling of services, increased efficiency and cost savings;

•	the effects of future economic, business, and market condition changes, domestic and foreign, especially those affecting our Venezuelan depositors and credit card holders;

•	business and economic conditions, generally and especially in our primary market areas;

•	operational risks inherent to our business;

•	our ability to successfully manage our credit risks and the sufficiency of our allowance for possible loan losses;

•
the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, interest rate, and credit conditions, including changes in borrowers’ credit risks and payment behaviors, including those resulting from the changes to our credit card program in April 2019;

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
  Forward-looking statements, including those as to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the Company’s actual results, performance, achievements, or financial condition to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not rely on any forward-looking statements as predictions of future events. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not expect us to update any forward-looking statements. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in our Form 10-K and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.
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
Rebranding
We launched “Amerant” as our new brand across all our markets in April 2019. The launch included rebranding of all digital platforms, new signs in most branches and buildings, and a broad campaign through digital and traditional media focused on brand awareness. We expect our rebranding to be substantially completed during the fourth quarter of 2019, and we expect to spend approximately $1.8 million in additional rebranding expenses for the second half of 2019. In addition, we expect to incur approximately $1.2 million in capital expenditures, or CAPEX, which will be amortized over the shorter of seven years (the estimated useful life of our signs), the remaining life of owned buildings or the remaining terms of leased facilities.

On June 4, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to change the Company’s name from “Mercantil Bank Holding Corporation” to “Amerant Bancorp Inc.” (the “Name Change”). The Name Change became effective on June 5, 2019. Each of the Company, the Bank and its principal subsidiaries now operate under the “Amerant” brand.
Segment Reporting
Prior to the second quarter of 2019, the Company had four reportable segments: Personal and Commercial Banking (“PAC”), Corporate LATAM, Treasury, and Institutional. Results of these segments were presented on a managed basis. This structure was driven, among other things, by how the Company previously managed the business, how internal reporting was prepared and analyzed, and how management made decisions.
Beginning in the second quarter of 2019, all decisions, including those relating to loan growth and concentrations, deposit and other funding, market risk, credit risk, operational risk and pricing are made after assessing their effects on the Company as a whole, using a single segment concept. This change is consistent with the Company’s strategic shift to focus on community banking after the spin-off from its former parent (“MSF” or “the Former Parent”) in August 2018, and the rebranding of the Company launched in April 2019. As part of this strategic shift, the Company has significantly reduced its international lending activities which had been largely allocated to the Corporate LATAM segment. As a result, management reassessed the Company’s remaining international business activities as well as the remaining three segments to determine whether the Company would continue to manage these businesses as separate operating segments, or consolidated as one single segment. In performing its assessment, management noted a similarity in the nature of products and services, processes, type of customers, distribution methods, and regulatory environment of its businesses. Further, management determined that it will no longer review discrete financial information related to the remaining operating segments for purposes of assessing performance or to allocate resources.
As a result of the above referenced strategic shift, assessments and determination, the Company is now managed as a single operating segment, on a consolidated basis. Therefore, beginning with the quarter ended June 30, 2019, the Company determined that no separate current or historical reportable segment disclosures are required under U.S. GAAP.
Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expenses.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (the “FHLB”) and other borrowings such as repurchase agreements and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds.
Changes in market interest rates and interest we earn on interest-earning assets, or which we pay on interest-bearing liabilities, as well as the volumes and the types of interest-earning assets, interest-bearing and noninterest-

bearing liabilities and stockholders’ equity, usually have the largest impact on periodic changes in our net interest spread, NIM and net interest income. We measure net interest income before and after the provision for loan losses.
Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) data processing and fees for other services provided to our Former Parent and its affiliates; (vi) securities gains or losses; and (vii) other noninterest income.
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold. Fees are affected by the volume of customer transactions, prevailing market conditions, including interest rates, generally, and for deposit products, our marketing efforts and other factors.
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to the trading volume of our customers’ transactions, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody accounts increased $195.0 million, or 12.2%, to $1.8 billion at June 30, 2019 from $1.6 billion at December 31, 2018. The Company is focused on leveraging our wealth management platform to grow this side of our domestic business.
Income from changes in the cash surrender value of our BOLI policies represents the amount that may be realized under the contracts with the insurance carriers, which are nontaxable.
Credit card issuance fees currently are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees has included credit card issuance and credit and debit card interchange and other fees.
We have been revising our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. Under our new credit card arrangements, we will earn referral fees and a share in a portion of card revenues from cards that we refer to the unaffiliated card issuer. Our credit card issuance and interchange fees, and interest, will decrease as we cease to be a card issuer. We entered into an arrangement with a major U.S.-based global card issuer and began referring our international customers to it in May 2019. We expect to market this program to our other foreign customers in the Fall of 2019 when foreign cardholders’ charge privileges will end.  We are currently negotiating a similar referral program with another card issuer for our domestic customers. These programs will permit us to serve our customers and earn referral fees and a share of card revenue without credit risk to our balance sheet.
We have historically provided certain administrative services to our Former Parent and its non-U.S. affiliates under administrative services and transition agreements with arms-length terms and charges. Income from this source was based on changes to the direct costs associated with providing the services and based on changes to the amount and scope of services provided, which are reviewed periodically. Fees for these services are billed by us and paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. During the six months ended June 30, 2019, we were paid approximately $0.9 million for these services. These administrative and transition services have substantially ended, with only a small portion expected to remain through the end of third quarter of 2019. Our Former Parent’s non-U.S. affiliates have also provided certain shareholder services to us.
Our gains and losses on sales of securities are derived from sales from our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value.

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
Professional and other services fees include legal, accounting and consulting fees, card processing fees, and other fees related to our business operations, and include directors’ fees and regulatory agency fees, such as OCC examination and application fees.
FDIC deposit and business insurance assessments and premiums include deposit insurance, corporate liability and other business insurance premiums.
Telecommunication and data processing expenses include expenses paid to our third-party data processing system providers and other telecommunication and data service providers.
Depreciation and amortization expense includes the value associated with the depletion of the value on our owned properties and equipment, including leasehold improvements made to our leased properties.
Other operating expenses include advertising, marketing (including our current rebranding), community engagement, and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from our spin-off from our Former Parent completed in 2018.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During the first six months of 2019, we incurred approximately $3.7 million of restructuring expenses which included $0.9 million of staff realignment expenses and $2.8 million of rebranding expenses.
Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, nonperforming and restructured assets. We also manage the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
We review and update our allowance for loan loss model annually to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
Capital. Financial institution regulators have established minimum capital ratios for banks and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the CET1 capital ratio; and (vii) other factors, including market conditions.
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
Performance Highlights
Performance highlights for the three months ended June 30, 2019 include the following (See “Selected Financial Information” for an explanation of non-GAAP financial measures):

•
Net income of $12.9 million in the second quarter of 2019, 23.4% higher than the $10.4 million reported in the second quarter of 2018, and net income of $25.9 million for the six months ended June 30, 2019, 30.6% higher than the $19.9 million reported in the six months ended June 30, 2018.

•	NIM was 2.92% in the second quarter of 2019, up from 2.77% in the second quarter of 2018. NIM was 2.94% for the first six months of 2019, up from 2.72% in the same period of 2018.

•
Credit quality remained strong. The Company released $1.4 million from the allowance for loan losses in the second quarter of 2019, compared to a $0.2 million provision in the second quarter of 2018. The ratio of non-performing assets to total assets was 0.41% as of June 30, 2019, unchanged compared to June 30, 2018.

•
Noninterest expense was $52.9 million in the second quarter of 2019, up 0.5% compared to $52.6 million in the same quarter of 2018. Noninterest expenses include expenses associated with restructuring activities, including $3.7 million of staff reduction and rebranding costs in the six months ended June 30, 2019. We had non-tax deductible spin-off costs of $6.0 million in the same period of 2018. Adjusted noninterest expense was $50.2 million in the second quarter of 2019, up 1.5% from $49.4 million in the same quarter of 2018.

•	The launch of our new “Amerant” brand across all our major markets in April 2019.

•	Increased customer share of wallet, with sales of interest rate cap and swap products to commercial borrowing customers reaching a record high.

•
The efficiency ratio was 76.80% (74.11%, as adjusted for rebranding and staff reduction costs) for the six months ended June 30, 2019, compared to 79.88% (75.43%, as adjusted for spin-off costs) for the corresponding period of 2018.

•
Announced the redemption of $25.0 million of the Company’s 10.60% and 10.18% trust preferred securities and related junior subordinated debentures. When completed in September 2019, these actions will increase annual pretax net income by approximately $2.6 million, and the Company’s capital ratios will continue to exceed regulatory minimums.

•	Added to the Russell 2000® Index in June, which is expected to bolster our recognition in the capital markets, and among investors, including those tracking this index.

Selected Financial Information
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and our audited consolidated financial statement as of December 31, 2018. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2019 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	June 30, 2019	December 31, 2018
(in thousands)
Consolidated Balance Sheets
Total assets	$7,926,826	$8,124,347
Total investments	1,650,632	1,741,428
Total net loans (1)	5,755,351	5,858,413
Allowance for loan losses	57,404	61,762
Total deposits	5,819,381	6,032,686
Junior subordinated debentures (2)	118,110	118,110
Advances from the FHLB and other borrowings	1,125,000	1,166,000
Stockholders' equity	806,368	747,418

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except per share amounts)
Consolidated Results of Operations
Net interest income	$53,789	$53,989	$109,226	$106,622
(Reversal of) provision for loan losses	(1,350)	150	(1,350)	150
Noninterest income	14,147	14,986	27,303	28,931
Noninterest expense	52,905	52,638	104,850	108,283
Net income	12,857	10,423	25,928	19,852
Effective income tax rate	21.51%	35.61%	21.50%	26.80%

Common Share Data (3)
Tangible stockholders' equity (book value) per common share (4)	$18.18	$16.43	$18.18	$16.43
Basic earnings per common share	$0.30	$0.25	$0.61	$0.47
Diluted earnings per common share	$0.30	$0.25	$0.60	$0.47
Basic weighted average shares outstanding	42,466	42,489	42,610	42,489
Diluted weighted average shares outstanding (5)	42,819	42,489	42,865	42,489
Cash dividend declared per common share (6)	—	—	—	$0.94

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (7)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM) (8)	2.92%	2.77%	2.94%	2.72%
Net income / Average total assets (ROA) (9)	0.66%	0.50%	0.66%	0.47%
Net income / Average stockholders' equity (ROE) (10)	6.56%	5.57%	6.76%	5.31%

Capital Indicators
Total capital ratio (11)	14.70%	12.61%	14.70%	12.61%
Tier 1 capital ratio (12)	13.85%	11.67%	13.85%	11.67%
Tier 1 leverage ratio (13)	11.32%	9.87%	11.32%	9.87%
Common equity tier 1 capital ratio (CET1) (14)	12.14%	10.13%	12.14%	10.13%
Tangible common equity ratio (15)	9.93%	8.21%	9.93%	8.21%

Asset Quality Indicators (%)
Non-performing assets / Total assets (16)	0.41%	0.41%	0.41%	0.41%
Non-performing loans / Total loans (1) (17)	0.56%	0.56%	0.56%	0.56%
Allowance for loan losses / Total non-performing loans (18)	175.28%	201.55%	175.28%	201.55%
Net charge-offs / Average total loans (19)	0.11%	0.16%	0.11%	0.07%

Efficiency Indicators
Efficiency ratio (20)	77.87%	76.31%	76.80%	79.88%
Full-time-equivalent employees (FTEs)	839	940	839	940

Adjusted Selected Consolidated Results of Operations and Other Data (21)
Adjusted noninterest expense	$50,169	$49,438	101,181	102,245
Adjusted net income	15,005	14,142	28,808	25,831
Adjusted earnings per common share (5)	0.35	0.33	0.68	0.61
Adjusted earnings per diluted common share (5)	0.35	0.33	0.67	0.61
Adjusted net income / Average total assets (Adjusted ROA) (8)	0.77%	0.67%	0.73%	0.61%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (9)	7.66%	7.56%	7.51%	6.91%
Adjusted efficiency ratio (22)	73.84%	71.68%	74.11%	75.43%

__________________

(1)	Outstanding loans are net of deferred loan fees and costs and net of the allowance for loan losses. There were no loans held for sale at June 30, 2019 and December 31, 2018.

(2)	In July 2019, the Company called $25.0 million of its 10.60% and 10.18% trust preferred securities and related junior subordinated debentures, which will be redeemed by September 2019.

(3)
The earnings per common share reflect the October 2018 reverse stock split which reduced the number of outstanding shares of each class on a 1-for-3 basis. See Note 15 to the audited consolidation financial statements included in the Form 10-K for more details on the reverse stock split.

(4)	This Non-GAAP financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.

(5)
As of June 30, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of June 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding in the three and six months ended June 30, 2019, and had a dilutive effect in per share earnings for the three (not shown due to rounding) and six months ended June 30, 2019. We had no outstanding dilutive instruments as of any period prior to December 2018.

(6)	Special cash dividend of $40.0 million paid to our Former Parent in connection with the spin-off.

(7)	Operating data for the three and six month periods ended June 30, 2019 and 2018 have been annualized.

(8)
Net interest margin is net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets, which yield interest or similar income.

(9)	Calculated based upon the average daily balance of total assets.

(10)	Calculated based upon the average daily balance of stockholders’ equity.

(11)	Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.

(12)	Tier 1 capital divided by total risk-weighted assets.

(13)
Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $114.1 million at June 30, 2019 and 2018. $25.0 million of these trust preferred securities will be redeemed by September 2019. See footnote 2.

(14)	Common Equity Tier 1 (CET 1) capital divided by total risk-weighted assets.

(15)
Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles assets are included in other assets in the Company’s consolidated balance sheets.

(16)
Non-performing assets include all accruing loans past due more than 90 days, and all nonaccrual loans and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $32.8 million and $35.3 million as of June 30, 2019 and 2018, respectively.

(17)
Non-performing loans include all accruing loans past due by more than 90 days, and all nonaccrual loans. Non-performing loans were $32.8 million and $34.7 million as of June 30, 2019 and 2018, respectively.

(18)
Allowance for loan losses was $57.4 million and $69.9 million as of June 30, 2019 and 2018, respectively. See Note 5 to our audited consolidated financial statements in our Form 10-K and Note 4 to these unaudited interim consolidated financial statements for more details on our impairment models.

(19)	Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(20)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.

(21)
This presentation contains adjusted financial information, including adjusted noninterest expenses and the other adjusted items shown, determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation.”

(22)	Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring and spin-off costs, described in “Non-GAAP Financial Measures Reconciliation.”

Non-GAAP Financial Measures Reconciliation
The following table sets forth selected financial information derived from the Company’s interim unaudited consolidated financial statements, adjusted for certain costs incurred by the Company in the periods presented related to tax deductible restructuring and non-deductible spin-off costs. The Company believes these adjusted numbers are useful to understand the Company’s performance absent these transactions and events.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2019	2018	2019	2018
Total noninterest expenses	$52,905	$52,638	$104,850	$108,283
Less: restructuring costs (1):
Staff reduction costs	907	—	907	—
Rebranding costs	1,829	—	2,762	—
Total restructuring costs	2,736	—	3,669	—
Less spin-off costs:
Legal fees	—	2,000	—	3,000
Additional contribution to non-qualified deferred compensation plan on behalf of participants to mitigate tax effects of unexpected early distribution due to spin-off (2)	—	1,200	—	1,200
Accounting and consulting fees	—	—	—	1,294
Other expenses	—	—	—	544
Total spin-off costs	—	3,200	—	6,038
Adjusted noninterest expenses	$50,169	$49,438	$101,181	$102,245

Net income	$12,857	$10,423	$25,928	$19,852
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	2,736	—	3,669	—
Income tax effect	(588)	—	(789)	—
Total after-tax restructuring costs	2,148	—	2,880	—
Plus after-tax total spin-off costs:
Total spin-off costs before income tax effect	—	3,200	—	6,038
Income tax effect (3)	—	519	—	(59)
Total after-tax spin-off costs	—	3,719	—	5,979
Adjusted net income	$15,005	$14,142	$28,808	$25,831

Basic earnings per share	$0.30	$0.25	$0.61	$0.47
Plus: after tax impact of restructuring costs	0.05	—	0.07	—
Plus: after tax impact of total spin-off costs	—	0.08	—	0.14
Total adjusted basic earnings per common share	$0.35	$0.33	$0.68	$0.61

Diluted earnings per share (4)	$0.30	$0.25	$0.60	$0.47
Plus: after tax impact of restructuring costs	0.05	—	0.07	—
Plus: after tax impact of total spin-off costs	—	0.08	—	0.14
Total adjusted diluted earnings per common share	$0.35	$0.33	$0.67	$0.61

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2019	2018	2019	2018
Net income / Average total assets (ROA)	0.66%	0.50%	0.66%	0.47%
Plus: after tax impact of restructuring costs	0.11%	—%	0.07%	—%
Plus: after tax impact of total spin-off costs	—%	0.17%	—%	0.14%
Adjusted net income / Average total assets (Adjusted ROA)	0.77%	0.67%	0.73%	0.61%

Net income / Average stockholders' equity (ROE)	6.56%	5.57%	6.76%	5.31%
Plus: after tax impact of restructuring costs	1.10%	—%	0.75%	—%
Plus: after tax impact of total spin-off costs	—%	1.99%	—%	1.60%
Adjusted net income / Stockholders' equity (Adjusted ROE)	7.66%	7.56%	7.51%	6.91%

Efficiency ratio	77.87%	76.31%	76.80%	79.88%
Less: impact of restructuring costs	(4.03)%	—%	(2.69)%	—%
Less: impact of total spin-off costs	—%	(4.63)%	—%	(4.45)%
Adjusted efficiency ratio	73.84%	71.68%	74.11%	75.43%

Stockholders' equity	$806,368	$719,382	$806,368	$719,382
Less: goodwill and other intangibles	(20,969)	(21,114)	(20,969)	(21,114)
Tangible common stockholders' equity	$785,399	$698,268	$785,399	$698,268
Total assets	7,926,826	8,530,464	7,926,826	$8,530,464
Less: goodwill and other intangibles	(20,969)	(21,114)	(20,969)	(21,114)
Tangible assets	$7,905,857	$8,509,350	$7,905,857	$8,509,350
Common shares outstanding	43,205	42,489	43,205	42,489
Tangible common equity ratio	9.93%	8.21%	9.93%	8.21%
Tangible stockholders' book value per common share	$18.18	$16.43	$18.18	$16.43
_________

(1) Expenses incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to costs associated with reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(2) The spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution was taxable to plan participants as ordinary income during 2018. We partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they incurred as a result of the distribution increasing the plan participants' estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the period ended June 30, 2018, was approximately $952,000. As a result of the early taxable distribution to plan participants, we expensed and deducted for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeded the amount of the tax gross-up paid to plan participants.

(3)
Calculated based upon the estimated annual effective tax rate for the periods, which excludes the tax effect of discrete items, and the amounts that resulted from the permanent difference between spin-off costs that are non-deductible for Federal and state income tax purposes, and total spin-off costs recognized in the consolidated financial statements. The estimated annual effective rate applied for the calculation differs from the reported effective tax rate since it is based on a different mix of statutory rates applicable to these expenses and to the rates applicable to the Company and its subsidiaries.

(4) As of June 30, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of June 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in diluted weighted average shares outstanding to be higher than basic weighted average shares outstanding in the three and six months ended June 30, 2019, and had a dilutive effect in per share earnings in the three (not shown due to rounding) and six months ended June 30, 2019. We had no outstanding dilutive instruments as of any period prior to December 31, 2018.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2019 and 2018
Net income
The table below sets forth certain results of operations data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2019	2018	2019 vs 2018		2019	2018	2019 vs 2018
Net interest income	$53,789	$53,989	$(200)	(0.4)%	$109,226	$106,622	$2,604	2.4%
(Reversal of) provision for loan losses	(1,350)	150	(1,500)	N/M	(1,350)	150	(1,500)	N/M
Net interest income after (reversal of) provision for loan losses	55,139	53,839	1,300	2.4%	110,576	106,472	4,104	3.9%
Noninterest income	14,147	14,986	(839)	(5.6)%	27,303	28,931	(1,628)	(5.6)%
Noninterest expense	52,905	52,638	267	0.5%	104,850	108,283	(3,433)	(3.2)%
Net income before income tax	16,381	16,187	194	1.2%	33,029	27,120	5,909	21.8%
Income tax	(3,524)	(5,764)	2,240	(38.9)%	(7,101)	(7,268)	167	(2.3)%
Net income	$12,857	$10,423	$2,434	23.4%	$25,928	$19,852	$6,076	30.6%
Basic earnings per common share	$0.30	$0.25	$0.05	20.0%	$0.61	$0.47	$0.14	29.8%
Diluted earnings per common share(1)	$0.30	$0.25	$0.05	20.0%	$0.60	$0.47	$0.13	27.7%
__________________

(1)
At June 30, 2019, potential dilutive instruments consist of 738,138 unvested shares of restricted stock. We had no outstanding dilutive instruments at June 30, 2018. See Note 14 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock on earnings per share for the six months ended June 30, 2019.

N/M Not meaningful

Three Months Ended June 30, 2019 and 2018
Net income of $12.9 million, or $0.30 per share, in the three months ended June 30, 2019 represents an increase of $2.4 million, or 23.4% compared to the same quarter of 2018. Higher net income during the three months ended June 30, 2019 was mainly the result of: (i) the $1.4 million reversal of provision for loan losses in the second quarter of 2019, and (ii) no non-deductible spin off costs in the second quarter of 2019, and a normalized lower tax rate of 21.51%. These results were partially offset by: (i) lower noninterest income; (ii) higher noninterest expenses driven by rebranding expenses and staff reduction costs related to our various restructuring activities and an additional compensation expense of $1.5 million in connection with the amortization of restricted stock awards granted in December 2018 and January 2019; and (iii) lower net interest income.
Net interest income declined from $54.0 million in three months ended June 30, 2018, to $53.8 million in the three months ended June 30, 2019. The slight decrease of $0.2 million, or 0.4%, was primarily due to higher cost of time deposits. We expect that the costs of new deposits and income on loans and new variable rate investments may decrease with the decline in market interest rates. Changes in deposit rates may also lag the change in interest rates on our loans and investments.

Noninterest income decreased $0.8 million in the three months ended June 30, 2019 compared to the same period one year ago, mainly due to lower income from brokerage, advisory and fiduciary activities, lower fees from administrative and transition services to our Former Parent, and the $0.9 million gain realized in the second quarter of 2018 related to the early termination of advances from the FHLB. This was partially offset by a $1.0 million gain on the sale of municipal bonds in the second quarter of 2019.
Noninterest expenses increased $0.3 million, or 0.5%, in the three months ended June 30, 2019 compared to the same period one year ago, mainly as a result of higher other operating expenses driven by rebranding and staff reduction expenses. This was partially offset by lower professional and other services fees as well as lower salaries and employee benefits mainly due to no spin-off costs in the second quarter of 2019. The decrease in salaries and employee benefits were partially offset by an additional compensation expense of $1.5 million in connection with restricted stock awards granted in December 2018 and January 2019 and higher staff reduction costs. In the three months ended June 30, 2019 and 2018, noninterest expense included $2.7 million in restructuring costs, consisting primarily of rebranding and staff reduction costs, and $3.2 million in spin-off costs, respectively.
Adjusted net income for the quarter ended June 30, 2019 was $15.0 million, 6.1% higher than the same quarter one year ago. Adjusted net income excludes restructuring costs of $2.7 million in the three months ended June 30, 2019, and spin-off costs of $3.2 million in the same period one year ago. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Six Months Ended June 30, 2019 and 2018
Net income of $25.9 million, or $0.61 per share, in the six months ended June 30, 2019 represents an increase of $6.1 million, or 30.6%, compared to the same period of 2018. Higher net income during the six months ended June 30, 2019 was mainly the result of: (i) increased net interest income driven by higher yields, (ii) a $1.4 million reversal of provision for loan losses in the first half of 2019 and (iii) lower noninterest expenses mainly driven by no spin-off costs during the first half of 2019. These results were partially offset by: (i) higher other operating expenses, mainly rebranding expenses (ii) an additional compensation expense of $3.0 million in connection with restricted stock awards granted in December 2018 and January 2019, (iii) staff reduction costs related to our various restructuring activities, and (iv) lower noninterest income mainly due to a decrease in brokerage, advisory and fiduciary fees.
Net interest income improved from $106.6 million in the six months ended June 30, 2018, to $109.2 million in the six months ended June 30, 2019, an increase of $2.6 million, or 2.4%, mainly due to an increase in market rates during the period and remixing of the loan portfolio.
Noninterest income decreased $1.6 million in the six months ended June 30, 2019 compared to the same period one year ago, primarily due to lower income from brokerage, advisory and fiduciary activities, lower deposit and service fees, and lower fees from administrative and transition services to our Former Parent, all but one of which terminated by May 31, 2019. This was partially offset by a $1.0 million gain on the sale of municipal bonds in the second quarter of 2019.
Noninterest expenses decreased $3.4 million, or 3.2%, in the six months ended June 30, 2019 compared to the same period one year ago. This was mainly the result of lower professional and other services fees as well as lower salaries and employee benefits primarily due to no spin-off costs in the first half of 2019. These results were partially offset by: (i) higher other operating expenses mainly due to rebranding, (ii) an additional compensation expense of $3.0 million in connection with restricted stock awards granted in December 2018 and January 2019, and (iii) staff reduction costs related to our various restructuring activities. In the six months ended June 30, 2019 and 2018, noninterest expense included $3.7 million in restructuring costs, consisting primarily of rebranding and staff reduction costs, and $6.0 million in spin-off costs, respectively.

Net interest income
Three Months Ended June 30, 2019 and 2018
In the second quarter of 2019, we earned $53.8 million of net interest income, a decline of $0.2 million, or 0.4%, from $54.0 million of net interest income earned in the same period of 2018. The slight decrease in net interest income was driven by a 6.2% decrease in the average balance of interest-earning assets and an increase of 33 basis points in average rates paid on interest bearing liabilities mainly due to the higher cost of time deposits. This was partially offset by a 38 basis points improvement in the average yield on interest-earning assets mainly due to a higher yielding loan mix and a 7.6% decrease in average interest-bearing liabilities. Net interest margin improved 15 basis points from 2.77% in the second quarter of 2018 to 2.92% in the same period of 2019. The increase in the net interest margin was mainly driven by the Company’s continued focus on higher-yielding domestic relationship loans.
Our net interest income and NIM are expected to remain pressured as lower market interest rates are forecast for the rest of 2019. We expect that the costs of new deposits and income on loans may decrease with declining market interest rates. Changes in deposit rates may also lag the changes in interest rates on our loans and investments.
The Company continues taking steps to reduce NIM compression from declining market rates in the coming quarters by establishing floors on term sheets on new loan originations, decreasing rates on time deposits and increasingly relying on pricing intelligence, focusing on relationship accounts to stabilize cost of funds, rationalizing special rates paid to top customers, and shifting towards shorter-term professional funding. On July 10, 2019 the Company announced the redemption of all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Commercebank Statutory Trust II (“Statutory Trust II”), and all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Commercebank Capital Trust III (“Capital Trust III”). These redemptions are expected to reduce the Company’s annual pretax interest expense by approximately $2.6 million. See “—Capital Resources and Liquidity Management” for detailed information. Additionally, on August 8, 2019 the Company entered into five interest rate swap contracts with notional amounts totaling $64.2 million, which were designed as cash flow hedges, designated to manage the exposure to changes in interest rates in cash flows associated with the Company’s variable-rate junior subordinated debentures, and as a result, decrease its interest expense due to the currently inverted yield curve. The Company will continue to explore the use of hedging activities to manage its interest rate exposure.
Interest Income. Total interest income was $79.2 million in the second quarter of 2019 compared to $75.9 million for the same period of 2018. The $3.3 million, or 4.4%, increase in total interest income was primarily due to higher average yields earned on interest-earning assets due to higher yielding loan mix. These improvements were partially offset by a decrease in the average balance of loans, available for sale securities and interest earning deposits with other banks during the second quarter of 2019 with respect to the same period of 2018. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the second quarter of 2019 was $66.8 million compared to $62.4 million for the comparable period of 2018. The $4.4 million, or 7.0%, increase was primarily due to a 44 basis point increase in average yields partially offset by a 4.2% decrease in the average balance of loans in the second quarter of 2019 over the same period in 2018. In the second quarter of 2019, the increase in average yields reflects the Company’s continued focus on higher-yielding domestic loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio decreased $0.9 million, or 8.4%, to $10.3 million in the second quarter of 2019 compared to $11.3 million in the same period of 2018. This was due to a decline of 8.5% in the average volume of securities available for sale accompanied with a 2 basis points decrease in the average yields in the second quarter of 2019 with respect to the same quarter in 2018. During the second quarter of 2019, we completed the sale of approximately $91.2 million in municipal bonds.

Interest Expense. Interest expense on interest-bearing liabilities increased $3.5 million, or 16.0%, to $25.4 million in the second quarter of 2019 compared to $21.9 million in the same period of 2018, primarily due to higher rates paid on total deposits, mainly time deposits, partially offset by lower average balances of total deposits and advances from the FHLB.
Interest expense on deposits increased to $17.1 million in the second quarter of 2019 compared to $13.4 million for the same period of 2018. The $3.7 million, or 27.4%, increase was primarily due to a 37 basis points increase in the average rates paid on deposits, mainly due to higher cost of time deposits, partially offset by a lower average balance of total deposits, which decreased 7.5%. Average total time deposits decreased by $56.5 million, or 2.4%, mainly as a result our strategic decision to decrease the promotional interest rates we paid. We continue to focus our efforts to retain customers with higher probabilities of renewal at lower-than-market rates. Also, we have implemented a strategy for renewing customer’s certificates of deposits (“CDs”) with lower probability of renewals through our promotions. As a result, we were able to renew approximately $211.2 million in CDs in the first half of 2019 at rates that were lower than the highest rates paid in our markets. Average total checking and savings account balances for the second quarter decreased year-on-year by $353.9 million, or 11.5%, primarily due to a decline of $448.8 million, or 17.1%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $84.8 million, or 21.0%, in commercial accounts and $364.0 million, or 16.4%, in personal accounts. The overall decline in average commercial and personal accounts is primarily due to our Venezuelan resident customers spending their U.S. Dollar savings. As living conditions in Venezuela remain difficult, those customers continued to rely on their U.S. Dollar deposits to fund daily living expenses.
Interest expense on FHLB advances and other borrowings decreased by $0.2 million, or 3.4%, in the second quarter of 2019 with respect to the same period of 2018. This was the result of a 8.6% decline in the average balance outstanding, partially offset by an increase of 11 basis points in the average rate paid on of these borrowings.
Six Months Ended June 30, 2019 and 2018
In the six months ended June 30, 2019, we earned $109.2 million of net interest income, an increase of $2.6 million, or 2.4%, from $106.6 million of net interest income earned in the same period of 2018. The increase in net interest income was due primarily to a 51 basis points improvement in the average yield on interest-earning assets due to an increase in market rates since the comparable period in 2018 and the changing mix of the loan portfolio to include higher-rate domestic loans. Also, there was a 5.8% decrease in average interest-bearing liabilities. These results were partially offset by a 5.04% decrease in the average balance of interest-earning assets and an increase of 37 basis points in average rates paid. Net interest margin improved 22 basis points from 2.72% in the first half of 2018 to 2.94% in the same period of 2019.
Interest Income. Total interest income was $159.5 million in the first half of 2019 compared to $147.8 million for the same period of 2018. The $11.7 million, or 7.9%, increase in total interest income was primarily due to higher average yields earned on interest-earning assets due to an increase in market rates since the comparable period in 2018 and the changing mix of the loan portfolio to include higher-rate domestic loans. These improvements were partially offset by a decrease in the average balance of loans and available for sale securities during the first half of 2019 with respect to the same period of 2018. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the six months ended June 30, 2019 was $133.5 million compared to $122.1 million for the comparable period of 2018. The $11.4 million, or 9.3%, increase was primarily due to a 56 basis point increase in average yields, due to the increase in market rates and the aforementioned change in the loan portfolio mix, partially offset by a 3.9% decrease in the average balance of loans in the first half of 2019 over the same period in 2018. In the six months ended June 30, 2019, the increase in average yields reflects the Company’s continued focus on higher-yielding domestic loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on the available for sale securities portfolio decreased $0.3 million, or 1.6%, to $21.2 million in the six months ended June 30, 2019 compared to $21.5 million in the same period of 2018. This was due to a decline of 7.8% in the average volume of securities available for sale partially offset by an increase of 18 basis points in the average yields in the first half of 2019 with respect to the same period in 2018.
Interest Expense. Interest expense on interest-bearing liabilities increased $9.1 million, or 22.0%, to $50.3 million in the first half of 2019 compared to $41.2 million in the same period of 2018, primarily due to higher yields on total deposits and higher average balance of time deposits, partially offset by lower average balances of total checking and saving accounts and advances from the FHLB.
Interest expense on deposits increased to $33.6 million in the the six months ended June 30, 2019 compared to $24.8 million for the same period of 2018. The $8.9 million, or 35.8%, increase was primarily due to a 41 basis points increase in the average rates paid on deposits and a 1.9% increase in average time deposits, partially offset by lower average total checking and saving account balances, which decreased 11.0%. The increase of $44.4 million, or 1.9%, in average time deposits was mainly the result of our 2018 promotions, where we sought longer-duration deposits due to our expectations at that time for higher interest rates in the future and changing customer preferences as interest rates increased. This was partially offset by a decline in the rate of CD renewals in connection with the aforementioned strategic decrease in promotional interest rates. The decrease of $342.9 million, or 11.0%, in average total checking and saving account balances is primarily the result of a decline of $452.9 million, or 16.9%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $85.2 million, or 20.4%, in commercial accounts and $367.7 million, or 16.2%, in personal accounts. The overall decline in average commercial and personal accounts is primarily due to our Venezuelan resident customers spending their U.S. Dollar savings. As living conditions in Venezuela remain difficult, those customers continued to rely on their U.S. Dollar deposits to fund daily living expenses.
Interest expense on FHLB advances and other borrowings was relatively unchanged in the six months ended June 30, 2019 with respect to the same period of 2018. This was the result of a 7.9% decline in the average balance outstanding, partially offset by an increase of 19 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 1.50% to 3.86%, and variable interest rates based on 3-month LIBOR which increased to 2.32% at June 30, 2019 from 2.34% at June 30, 2018. At June 30, 2019, $845.0 million (75.1%) of FHLB advances were fixed rate and $280.0 million (24.9%) were variable rate.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2019 and 2018. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2019			2018
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,641,686	$66,801	4.75%	$5,890,459	$62,448	4.31%
Securities available for sale (2)	1,522,280	10,314	2.72%	1,662,799	11,257	2.74%
Securities held to maturity (3)	82,728	506	2.45%	88,811	346	1.57%
Federal Reserve Bank and FHLB stock	65,861	1,066	6.49%	70,243	1,106	6.45%
Deposits with banks	88,247	539	2.45%	175,434	759	1.74%
Total interest-earning assets	7,400,802	79,226	4.29%	7,887,746	75,916	3.91%
Total non-interest-earning assets less allowance for loan losses	466,318			531,294
Total assets	$7,867,120			$8,419,040

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,207,811	$301	0.10%	$1,417,230	$113	0.03%
Money market	1,143,072	3,997	1.40%	1,225,452	3,086	1.01%
Savings	369,538	17	0.02%	431,686	18	0.02%
Total checking and saving accounts	2,720,421	4,315	0.64%	3,074,368	3,217	0.42%
Time deposits	2,314,614	12,740	2.21%	2,371,147	10,172	1.73%
Total deposits	5,035,035	17,055	1.36%	5,445,515	13,389	0.99%
Securities sold under agreements to repurchase	—	—	—%	423	2	1.90%
Advances from the FHLB and other borrowings (4)	1,071,978	6,292	2.35%	1,173,000	6,511	2.24%
Junior subordinated debentures	118,110	2,090	7.10%	118,110	2,025	7.04%
Total interest-bearing liabilities	6,225,123	25,437	1.64%	6,737,048	21,927	1.31%
Total non-interest-bearing liabilities	855,874			933,968
Total liabilities	7,080,997			7,671,016
Stockholders’ equity	786,123			748,024
Total liabilities and stockholders' equity	$7,867,120			$8,419,040
Excess of average interest-earning assets over average interest-bearing liabilities	$1,175,679			$1,150,698
Net interest income		$53,789			$53,989
Net interest rate spread			2.65%			2.60%
Net interest margin (5)			2.92%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.89%			117.08%

	Six Months Ended June 30,
	2019			2018
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,674,606	$133,523	4.74%	$5,902,893	$122,118	4.18%
Securities available for sale (2)	1,538,961	21,204	2.78%	1,669,607	21,549	2.60%
Securities held to maturity (3)	83,665	1,092	2.63%	89,165	856	1.93%
Federal Reserve Bank and FHLB stock	66,657	2,171	6.57%	70,304	2,045	5.90%
Deposits with banks	127,551	1,543	2.44%	157,391	1,279	1.63%
Total interest-earning assets	7,491,440	159,533	4.29%	7,889,360	147,847	3.78%
Total non-interest-earning assets less allowance for loan losses	473,237			524,074
Total assets	$7,964,677			$8,413,434

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,235,056	$575	0.09%	$1,446,823	$202	0.03%
Money market	1,150,805	7,714	1.35%	1,219,748	5,652	0.93%
Savings	376,443	33	0.02%	438,668	36	0.02%
Total checking and saving accounts	2,762,304	8,322	0.61%	3,105,239	5,890	0.38%
Time deposits	2,368,185	25,293	2.15%	2,323,746	18,872	1.63%
Total deposits	5,130,489	33,615	1.32%	5,428,985	24,762	0.91%
Securities sold under agreements to repurchase	—	—	—%	213	2	1.89%
Advances from the FHLB and other borrowings (4)	1,086,586	12,497	2.32%	1,179,934	12,501	2.13%
Junior subordinated debentures	118,110	4,195	7.16%	118,110	3,960	6.82%
Total interest-bearing liabilities	6,335,185	50,307	1.60%	6,727,242	41,225	1.23%
Total non-interest-bearing liabilities	856,041			938,287
Total liabilities	7,191,226			7,665,529
Stockholders’ equity	773,451			747,905
Total liabilities and stockholders' equity	$7,964,677			$8,413,434
Excess of average interest-earning assets over average interest-bearing liabilities	$1,156,255			$1,162,118
Net interest income		$109,226			$106,622
Net interest rate spread			2.69%			2.55%
Net interest margin (5)			2.94%			2.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.25%			117.27%
_____________

(1)
Average non-performing loans of $24.5 million and $34.0 million for the three months ended June 30, 2019 and 2018, respectively, and $22.1 million and $32.7 million for the six months ended June 30, 2019 and 2018, respectively, are included in the average loan portfolio net balance.

(2)
Includes nontaxable securities with average balances of $122.9 million and $174.1 million for the three months ended June 30, 2019 and 2018, respectively, and $140.4 million and $175.4 million for the six months ended June 30, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities for the three months ended June 30, 2019 and 2018 was 4.05% and 4.10%, respectively, and 4.03% and 3.83% for the six months ended June 30, 2019 and 2018, respectively. In the three and six month periods ended June 30, 2019 and 2018, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(3)
Includes nontaxable securities with average balances of $82.7 million and $88.8 million for the three months ended June 30, 2019 and 2018, respectively, and $83.7 million and $88.9 million for the six months ended June 30, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities for the three months ended June 30, 2019 and 2018 was 3.10% and 2.00%, respectively, and 3.33% and 2.45% for the six months ended June 30, 2019 and 2018, respectively. In the three and six month periods ended June 30, 2019 and 2018, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79 (1 minus the tax rate of 0.21).

(4)	The terms of the advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities available for sale and held to maturity, deposits with banks and other financial assets, which yield interest or similar income.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)
Balance at the beginning of the period	$60,322	$72,118	$61,762	$72,000

Charge-offs
Domestic Loans:
Real Estate
Single-family residential	—	(27)	(87)	(27)
Commercial	(874)	(2,355)	(1,866)	(2,737)
Consumer and others	(210)	(71)	(319)	(90)
	(1,084)	(2,453)	(2,272)	(2,854)

International Loans (1):
Commercial	(43)	(52)	(61)	(52)
Consumer and others	(894)	(230)	(1,300)	(630)
	(937)	(282)	(1,361)	(682)
Total Charge-offs	$(2,021)	$(2,735)	$(3,633)	$(3,536)

Recoveries
Domestic Loans:
Real Estate Loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$4	$—	$5
Land development and construction loans	—	—	—	33
	—	4	—	38
Single-family residential	104	60	143	64
Owner occupied	2	95	2	883
	106	159	145	985
Commercial	149	174	180	218
Consumer and others	6	26	7	32
	261	359	332	1,235

International Loans (1):
Real Estate
Single-family residential	$—	$—	$—	$—
Commercial	136	—	228	—
Consumer and others	56	39	65	82
	192	39	293	82
Total Recoveries	$453	$398	$625	$1,317

Net charge-offs	(1,568)	(2,337)	(3,008)	(2,219)
(Reversal of) provision for loan losses	(1,350)	150	(1,350)	150
Balance at the end of the period	$57,404	$69,931	$57,404	$69,931
__________________

(1)	Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)
Venezuela	$729	$230	1,041	630
Other countries	165	—	259	—
Total charge offs	$894	$230	$1,300	$630
Three Months Ended June 30, 2019 and 2018
During the three months ended June 30, 2019, charge-offs decreased to $2.0 million from $2.7 million during the same period of the prior year. This decrease was mainly due to higher charge-offs related to domestic commercial loans in the second quarter of 2018, partially offset by an aggregate of $1.0 million in charge-offs related to credit cards in the second quarter of 2019. Additionally, recoveries increased to $0.5 million in the three months ended June 30, 2019, compared to $0.4 million during the same period in 2018. The increase in recoveries was mainly driven by a $136 thousand recovery related to one international commercial loan in the second quarter of 2019. As a result, the ratio of net charge-offs over the average total loan portfolio during the three months ended June 30, 2019 decreased 5 basis points to 0.11% from a net charge-off ratio of 0.16% in the same quarter in 2018.
During the three months ended June 30, 2019 we released $1.4 million from the allowance for loan losses compared to a provision of $0.2 million during the same period last year. This was mainly driven by improved quantitative factors in CRE and domestic commercial loans. Improved quantitative factors were partially offset by additional reserve requirements for $11.6 million of loans to a South Florida customer that was placed in non-accrual in June 2019, the Company’s credit card portfolio, and for growth in domestic loans. See “Loan Quality” for details on this downgraded loan relationship. During the three months ended June 30, 2018, we had lower reserve requirements mainly due to improvements in quantitative factors and positive adjustments to qualitative factors applied to the CRE portfolio. These adjustments partially covered the reserve requirements for charge-offs, non-performing loans, portfolio growth and additional provision requirements associated with a qualitative assessment of the effect to our portfolio from the new tariffs on imports.
Six Months Ended June 30, 2019 and 2018
During the six months ended June 30, 2019, charge-offs increased to $3.6 million from $3.5 million during the same period one year ago. In the six months ended June 30, 2019, the increase in charge-offs was primarily due to an aggregate of $1.5 million in charge-offs related to credit cards, partially offset by lower charge-offs in commercial loans. Additionally, recoveries decreased to $0.6 million in the six months ended June 30, 2019, compared to $1.3 million during the same period in 2018. The decrease in recoveries was mainly driven by a $0.8 million recovery of an owner-occupied commercial real estate loan in the first quarter of 2018. As a result, the ratio of net charge-offs over the average total loan portfolio during the six months ended June 30, 2019 increased 4 basis points to 0.11% from 0.07% in the same period in 2018.

During the six months ended June 30, 2019 we reversed $1.4 million from the allowance for loan losses compared to a provision of $0.2 million during the same period last year. During the six months ended June 30, 2019, lower reserve requirements due to the improvement in quantitative factors in CRE and commercial loans were partially offset by the reserve requirements for charge-offs, non-performing loans, credit cards and portfolio composition changes. During the six months ended June 30, 2018, lower reserve requirements were mainly due to improvements in quantitative factors and positive adjustments to qualitative factors applied to the CRE portfolio partially covered the reserve requirements for charge-offs, non-performing loans, portfolio growth and additional provision requirements associated with a qualitative assessment of the effect to our portfolio from the new tariffs on imports.
Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2019		2018		2019 over 2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,341	30.7%	$4,471	29.8%	$(130)	(2.9)%
Brokerage, advisory and fiduciary activities	3,736	26.4%	4,426	29.5%	(690)	(15.6)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,419	10.0%	1,474	9.8%	(55)	(3.7)%
Cards and trade finance servicing fees	1,419	10.0%	1,173	7.8%	246	21.0%
Gain on early extinguishment of FHLB advances	—	—%	882	5.9%	(882)	N/M
Data processing and fees for other services	365	2.6%	$613	4.1%	(248)	(40.5)%
Securities gains, net	992	7.0%	16	0.1%	976	N/M
Other noninterest income (2)	1,875	13.3%	1,931	13.0%	(56)	(2.9)%
Total noninterest income	$14,147	100.0%	$14,986	100.0%	$(839)	(5.6)%

	Six Months Ended June 30,				Change
	2019		2018		2019 over 2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$8,427	30.9%	$9,053	31.3%	$(626)	(6.9)%
Brokerage, advisory and fiduciary activities	7,424	27.2%	8,841	30.6%	(1,417)	(16.0)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	2,823	10.3%	2,918	10.1%	(95)	(3.3)%
Cards and trade finance servicing fees	2,334	8.6%	2,235	7.7%	99	4.4%
Gain on early extinguishment of FHLB advances	557	2.0%	882	3.1%	(325)	(36.9)%
Data processing and fees for other services	885	3.2%	$1,494	5.2%	(609)	(40.8)%
Securities gains, net	996	3.7%	16	0.1%	980	N/M
Other noninterest income (2)	3,857	14.1%	3,492	11.9%	365	10.5%
Total noninterest income	$27,303	100.0%	$28,931	100.0%	$(1,628)	(5.6)%
_________________

(1)	Changes in cash surrender value are not taxable.

(2)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, and credits which mirror the valuation loss on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan

N/M Not meaningful

Three Months Ended June 30, 2019 and 2018
Total noninterest income decreased $0.8 million, or 5.6%, in the quarter ended June 30, 2019 compared to the same period of 2018. The decline was driven by lower income from brokerage, advisory and fiduciary activities, lower fees from administrative and transition services provided to our Former Parent, and the $0.9 million one-time gain realized in the second quarter of 2018 as a result of the early termination of advances from the Federal Home Loan Bank. These decreases were partially offset by a $1.0 million gain on the sale of municipal bonds as the lower interest rate environment provided a strong market for floating-rate bonds and higher debit card interchange fees. The Durbin Amendment’s limit on interchange fees was eliminated at the end of 2018 when the Federal Reserve determined that we are no longer controlled by our Former Parent. We expect an annualized increase in debit card fees of approximately $0.9 million.
Brokerage, advisory and fiduciary activities decreased $0.7 million during the three months ended June 30, 2019 compared to the same period one year ago, mainly driven by lower volumes of customer trading in 2019. In February 2019, the United States placed new restrictions on the trading of Venezuelan securities not previously restricted. These restrictions have effectively eliminated our customers’ trading in those securities and has negatively affected our fee income. During 2018, the Company earned approximately $1.5 million from trading in these securities. We expect these trading restrictions to continue to limit our fixed income trading activity for the foreseeable future. The Company will continue to focus on leveraging our wealth management platform to grow this side of our domestic business.
Six Months Ended June 30, 2019 and 2018
Total noninterest income decreased by $1.6 million in the six months ended June 30, 2019. This was driven by lower income from brokerage, advisory and fiduciary activities, lower data processing and fees for other services to our Former Parent, lower gain on early extinguishment of FHLB advances and lower deposit and service fees. In addition, in the first half of 2019, we received $0.6 million in compensation as a result of the early termination of advances compared to $0.9 million during the same period one year ago. The decrease in noninterest income was partially offset by the aforementioned $1.0 million gain on sale of municipal bonds and higher income from cards and trade finance servicing fees.
Brokerage, advisory and fiduciary activities decreased $1.4 million during the first half of 2019 compared to the first half of 2018, mainly due to lower volumes of customer trading activities in connection with the trading limitations on Venezuelan securities.
Deposits and service fees declined by $0.6 million during the first half of 2019 compared to the first half of 2018, mainly as a result of lower wire transfer activity in 2019. Also, during the second quarter of 2019, certain card interchange fees that had been previously classified as deposit and service fees were reclassified to "Cards and trade finance servicing fees" to better reflect the nature and source of these fees.
Data processing and fees for other services declined by $0.6 million in the six months ended June 30, 2019 compared to the same period last year. This was mainly due to lower data processing fees in connection with the separation from our Former Parent, including the sale of our subsidiary G200 Leasing, LLC (“G200 Leasing”) to our Former Parent in the first quarter of 2018, and the resulting loss of aircraft rental income from our Former Parent.
Other noninterest income increased by $0.4 million in the first half of 2019 compared to the first half of 2018. This increase was mainly driven by higher income from derivative and foreign transactions with customers in connection with the execution of several interest rate swap contracts with large notional amounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2019		2018		2019 vs 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
(in thousands, except percentages)
Salaries and employee benefits	$34,057	64.4%	$34,932	66.4%	$(875)	(2.5)%
Occupancy and equipment	4,232	8.0%	4,060	7.7%	172	4.2%
Professional and other services fees	3,954	7.5%	5,387	10.2%	(1,433)	(26.6)%
Telecommunications and data processing	3,233	6.1%	3,011	5.7%	222	7.4%
Depreciation and amortization	2,010	3.8%	1,945	3.7%	65	3.3%
FDIC assessments and insurance	1,177	2.2%	1,468	2.8%	(291)	(19.8)%
Other operating expenses (1)	4,242	8.0%	1,835	3.5%	2,407	131.2%
Total noninterest expenses	$52,905	100.0%	$52,638	100.0%	$267	0.5%

	Six Months Ended June 30,				Change
	2019		2018		2019 vs 2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits	$67,494	64.4%	$68,973	63.7%	$(1,479)	(2.1)%
Occupancy and equipment	8,274	7.9%	7,775	7.2%	499	6.4%
Professional and other services fees	7,398	7.1%	11,831	10.9%	(4,433)	(37.5)%
Telecommunications and data processing	6,259	6.0%	6,095	5.6%	164	2.7%
Depreciation and amortization	3,952	3.8%	4,086	3.8%	(134)	(3.3)%
FDIC assessments and insurance	2,570	2.5%	2,915	2.7%	(345)	(11.8)%
Other operating expenses (1)	8,903	8.3%	6,608	6.1%	2,295	34.7%
Total noninterest expenses	$104,850	100.0%	$108,283	100.0%	$(3,433)	(3.2)%
________
(1) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended June 30, 2019 and 2018
Noninterest expense increased by $0.3 million, or 0.5%, in the three months ended June 30, 2019 compared to the same period in 2018, primarily the result of higher other operating expenses. These results were partially offset by lower professional and other services fees as well as a decrease in the costs associated with salaries and employee benefits and lower FDIC insurance expenses.

Other operating expenses increased by $2.4 million in the three months ended June 30, 2019, mainly driven by $1.8 million of restructuring expenses related to rebranding incurred in the three months ended June 30, 2019. We launched “Amerant” as our new brand across all our markets in April 2019. The launch included rebranding of all digital platforms, new signs in most branches and buildings, and a broad campaign through digital and traditional media focused on brand awareness. We expect our rebranding rollout to be substantially completed during the fourth quarter of 2019, and we expect to spend approximately $1.8 million in additional rebranding expenses for the remainder of 2019. In addition, we expect to incur approximately $1.2 million in CAPEX, which will be amortized over the shorter of seven years (the estimated useful life of our signs), the remaining life of owned buildings or the remaining terms of leased facilities. Other operating expenses in the second quarter of 2019 also included a reversal of the provision for possible losses on the off-balance sheet credit exposure of $0.4 million compared to $1.0 million in the same quarter one year ago.
The decrease of $1.4 million, or 26.6%, in professional and other services fees during the quarter ended June 30, 2019 compared to the same period last year was mainly due to $2.0 million of fees incurred in connection with our spin-off from our Former Parent during the three months ended June 30, 2018.
Salaries and employee benefits decreased by $0.9 million in the three months ended June 30, 2019. This change was mainly driven by staff reductions in 2019 and 2018 and the $1.2 million paid to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes in the second quarter of 2018. These results were partially offset by $1.5 million in additional compensation costs related to the shares of restricted stock awarded in December 2018 and January 2019 and the $0.9 million in staff reduction costs related to our various restructuring activities in the second quarter of 2019. The total compensation cost related to these restricted shares is expected to be approximately $6.0 million, or $1.5 million per quarter, through 2019, declining to an estimated cost of $2.7 million in 2020 and $1.1 million in 2021.
FDIC assessments and insurance expense decreased by $0.3 million in the three months ended June 30, 2019. The decrease was primarily due to lower FDIC assessment rates, the discontinuation of The Financing Corporation (“FICO”) fees and lower average balances.
Six Months Ended June 30, 2019 and 2018
Noninterest expense decreased by $3.4 million or 3.2%, in the six months ended June 30, 2019, compared to the same period one year ago. This was mainly driven by lower professional and other services fees as well as a decrease in the costs associated with salaries and employee benefits and lower FDIC assessments and insurance expense, partially offset by higher other operating expenses and higher occupancy and equipment costs.
The decrease of $4.4 million, or 37.5%, in professional and other services fees during the six months ended June 30, 2019 compared to the same period last year stems from $4.3 million incurred in legal, accounting and consulting fees in connection with our spin-off from our Former Parent during the six months ended June 30, 2018.
Other operating expenses increased by $2.3 million in the six months ended June 30, 2019, mainly driven by $2.8 million of restructuring expenses related to rebranding incurred in the six months ended June 30, 2019, partially offset by lower postage and courier expenses in the first half of 2019.
Salaries and employee benefits decreased by $1.5 million in the six months ended June 30, 2019, mainly driven by staff reductions in 2019 and 2018 and the aforementioned $1.2 million paid to participants of the non-qualified deferred compensation plan. This decrease was partially offset by $3.0 million in additional compensation costs related to the shares of restricted stock awarded in December 2018 and January 2019 and the $0.9 million in staff reduction costs related to our various restructuring activities in the second quarter of 2019.
Occupancy and equipment expenses increased by $0.5 million in the six months ended June 30, 2019, this was mainly due to higher telecommunication maintenance costs primarily related to a one-time project to improve the telecommunications network system of the bank. Also, there was an increase in premise maintenance and repair costs mainly driven by our rebranding activities in the first half of 2019.
FDIC assessments and insurance expense decreased by $0.3 million in the six months ended June 30, 2019. The decrease was primarily due to lower FDIC assessment rates, the discontinuation of The Financing Corporation fees and lower average balances. As a small institution (under $10 billion) in assets, we received a credit due to the FDIC’s Deposit Insurance Fund attaining a 1.38% reserve ratio.
Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	2019 vs 2018		2019	2018	2019 vs 2018
(in thousands, except effective tax rates and percentages)
Income tax expense	$3,524	$5,764	($2,240)	(38.9)%	$7,101	$7,268	($167)	(2.3)%
Effective income tax rate	21.51%	35.61%	(14.1)%	(39.6)%	21.50%	26.80%	(5.3)%	(19.8)%
The income tax expense for the three and six months ended June 30, 2019 reflects the corporate federal income tax rate under the 2017 Tax Act (the “2017 Tax Act”) which, beginning January 1, 2018, decreased the corporate federal income tax rate from 35% to 21%. During the three and six months ended June 30, 2018, the Company had a higher tax expense mainly as a result of tax adjustments associated with spin-off costs which were not tax deductible.
As of June 30, 2019, the Company’s net deferred tax asset was $7.0 million, a decline of $9.3 million compared to $16.3 million as of December 31, 2018. This decrease was mainly driven by an increase of $40.5 million in gross unrealized gains on the available for sale securities during the first half of 2019.
Financial Condition - Comparison of Financial Condition as of June 30, 2019 and December 31, 2018
Assets. Total assets were $7.9 billion as of June 30, 2019, a decline of $197.5 million, or 2.4%, compared to $8.1 billion as of December 31, 2018. The decrease was mainly driven by a decrease of $103.1 million in loans held for investment net of allowance for loan losses as foreign loans continued their planned decline, and $90.8 million lower total securities. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $90.3 million at June 30, 2019 from $85.7 million at December 31, 2018.
Cash flows provided by operating activities were $33.5 million in the six months ended June 30, 2019. This was primarily attributed to net income earned and the termination of interest rate swaps designated as cash flow hedges, which resulted in $8.9 million of proceeds. Net cash provided by investing activities was $224.1 million during the six months ended June 30, 2019, mainly driven by maturities, sales and calls of securities available for sale and FHLB stock totaling $313.8 million and $15.0 million, respectively, and proceeds from loan sales totaling $214.4 million. These proceeds were partially offset by purchases of available for sale securities and FHLB stock totaling $195.4 million and $13.0 million, respectively.

In the six months ended June 30, 2019, net cash used in financing activities was $253.0 million. These activities included a $165.9 million net decrease in total demand, savings and money market deposit balances, $40.4 million net repayment of advances borrowed from the FLHB, the $28.5 million repurchase of Class B common stock completed in the first quarter of 2019, and a $47.4 million decrease in time deposits. These disbursements were partially offset by $29.2 million in net proceeds from the issuance of Class A common stock in the first quarter of 2019, which were used to purchase Class B common stock.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2019	December 31, 2018
(in thousands, except percentages)
Total loans, gross (1)	$5,812,755	$5,920,175
Total loans, gross / total assets	73.3%	72.9%

Allowance for loan losses	$57,404	$61,762
Allowance for loan losses / total loans, gross (1) (2)	0.99%	1.04%

Total loans, net (3)	$5,755,351	$5,858,413
Total loans, net / total assets	72.6%	72.1%
_______________

(1)	Outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and the allowance for loan losses.

(2)	See Note 5 of our audited consolidated financial statements in the Form 10-K and Note 4 of these unaudited interim consolidated financial statements for more details on our impairment models.

(3)	Outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at June 30, 2019 and December 31, 2018 is depicted in the following table:

(in thousands)	June 30, 2019	December 31, 2018
Retail (1)	$1,128,385	$1,081,142
Multifamily	968,080	909,439
Office space	457,251	441,712
Land and construction	291,304	326,644
Hospitality	165,378	166,415
Industrial and warehouse	121,479	120,086
	$3,131,877	$3,045,438
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

(in thousands)	June 30, 2019	December 31, 2018
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Nonowner occupied	$1,872,493	$1,809,356
Multi-family residential	968,080	909,439
Land development and construction loans	291,304	326,644
	3,131,877	3,045,439
Single-family residential	412,709	398,043
Owner occupied	836,334	777,022
	4,380,920	4,220,504
Commercial loans	1,123,362	1,306,792
Loans to depository institutions and acceptances (1)	20,006	19,965
Consumer loans and overdrafts (2)	73,674	73,155
Total Domestic Loans	5,597,962	5,620,416

International Loans:
Real Estate Loans
Single-family residential (3)	122,854	135,438
Commercial loans	57,374	73,636
Loans to depository institutions and acceptances	5,000	49,000
Consumer loans and overdrafts (4)	29,565	41,685
Total International Loans	214,793	299,759
Total Loan Portfolio	$5,812,755	$5,920,175
__________________

(1)	Secured by cash or U.S. Government securities.

(2)	Includes customers’ overdraft balances totaling $0.8 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively.

(3)	Secured by real estate properties located in the U.S.

(4)	International customers’ overdraft balances were de minimis at each of the dates presented.

Our strategy is to let foreign financial institution loans mature, and continue to divest Shared National Credits (“SNC”) where the Company does not have a direct relationship with the borrower.
As of June 30, 2019, the loan portfolio decreased $107.4 million, or 1.8%, to $5.8 billion, as compared to $5.9 billion at December 31, 2018. As part of our business strategy, loans to international customers, primarily from Latin America, declined by $85.0 million, or 28.3%, as of June 30, 2019, compared to December 31, 2018. The domestic loan exposure decreased $22.5 million, or 0.4%, as of June 30, 2019, compared to December 31, 2018. The decline in total domestic loans includes net decreases of $183.4 million in Commercial loans, partially offset by net increases of $86.4 million, $59.3 million and $14.7 million in CRE loans, owner occupied loans and single-family residential loans, respectively. In the six months ended June 30, 2019, the decline in domestic loans was mainly driven by a $213.1 million reduction in connection with the sale of non-relationship SNCs.
As of June 30, 2019, syndicated loans that financed highly leveraged transactions were $36.9 million, or 0.6%, of total loans, compared to $207.7 million, or 3.5%, of total loans, as of December 31, 2018.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2019		December 31, 2018
	Net Exposure(1)	% Total Assets	Net Exposure(1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$137,414	1.73%	$157,162	1.93%
Other (3)	77,379	0.98%	142,597	1.77%
Total	$214,793	2.71%	$299,759	3.70%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $20.6 million and $19.5 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $116.2 million and $129.0 million as of June 30, 2019 and December 31, 2018, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	June 30, 2019				December 31, 2018
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$20,770	$1,778	$114,866	$137,414	$27,415	$1,059	$128,688	$157,162
Other (2)	22,301	9,263	45,815	77,379	71,707	18,200	52,690	142,597
Total (3)	$43,071	$11,041	$160,681	$292,172	$99,122	$19,259	$181,378	$442,356
_________________

(1)
Includes mortgage loans for single-family residential properties located in the U.S. totaling $116.2 million and $129.0 million as of June 30, 2019 and December 31, 2018, respectively. Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a preliminary review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we do not believe that the U.S. economic embargo on certain Venezuela persons will adversely affect our Venezuela customer relationships, generally.

(2) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(3)
Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $20.6 million and $19.5 million as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, we continued the strategy to reduce the international commercial loan exposure. As a result, loans to international customers, mainly companies and financial institutions in Brazil, Colombia and other countries decreased $85.0 million, or 28.3%, in 2019 compared to 2018, mostly as a result of decline in Venezuela, Brazil and Colombia loan exposures.
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

	June 30, 2019		December 31, 2018
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$21,900	53.8%	$22,778	51.3%
Commercial	25,334	35.5%	29,278	37.0%
Financial institutions	42	0.3%	41	0.3%
Consumer and others (1)	2,006	6.7%	1,985	6.3%
	49,282	96.3%	54,082	94.9%

International Loans (2)
Commercial	490	1.0%	740	1.2%
Financial institutions	18	0.1%	404	0.8%
Consumer and others (1)	7,614	2.6%	6,536	3.1%
	8,122	3.7%	7,680	5.1%

Total Allowance for Loan Losses	$57,404	100.0%	$61,762	100.0%
% of Total Loans	0.99%		1.04%
__________________

(1)
Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of June 30, 2019; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (i) nonaccrual loans; (ii) accruing loans 90 days or more contractually past due as to interest or principal; and (iii) restructured loans that are considered “troubled debt restructurings” (“TDRs”).

	June 30, 2019	December 31, 2018
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Nonowner occupied	$1,964	$—
Multi-family residential	657	—
Single-family residential	8,111	5,198
Owner occupied	10,528	4,983
	21,260	10,181
Commercial loans	10,032	4,772
Consumer loans and overdrafts	82	11
Total Domestic	31,374	14,964

International Loans: (2)
Real Estate Loans
Single-family residential	1,321	1,491
Consumer loans and overdrafts	32	24
Total International	1,353	1,515
Total Non-Accrual Loans	$32,727	$16,479

Past Due Accruing Loans (3)
Domestic Loans:
Real Estate Loans
Single-family residential	$—	$54
Total Domestic	—	54

International Loans:
Real Estate Loans
Single-family residential	—	365
Consumer loans and overdrafts	23	884
Total International	23	1,249
Total Past Due Accruing Loans	$23	$1,303

Total Non-Performing Loans	$32,750	$17,782
Other Real Estate Owned	—	367
Total Non-Performing Assets	$32,750	$18,149
__________________

(1)	Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At June 30, 2019, non-performing assets increased $14.6 million, or 80.5%, compared to December 31, 2018. This increase was mainly attributed to the deterioration of a total of $11.6 million in a combination of CRE, owner occupied, commercial and residential loans to a South Florida customer in the food wholesale industry whose sales in Puerto Rico have not recovered from Hurricanes Irma and Maria in 2017. This relationship is comprised of four owner occupied loans totaling $4.7 million, one commercial loan totaling $2.7 million, and one CRE loan of $2.0 million, which had been classified special mention since June 2018. The loan relationship also includes four residential loans totaling $2.2 million. As of June 30, 2019, all the loans in the relationship were further downgraded to substandard and placed in non-accrual.
On July 30, 2019, the Company agreed to restructure certain CRE, owner occupied and commercial loans totaling $9.4 million in a multiple loan relationship with a South Florida customer. This TDR restructure consisted of extending repayment terms and adjusting future periodic payments, and the Company determined no additional impairment charges were necessary. Four residential loans, totaling $2.2 million, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with these CRE, owner occupied, commercial loans and residential loans, which total a $11.6 million impaired loan relationship as of June 30, 2019, are adequate to cover probable losses given current facts and circumstances. The Company will continue to closely monitor the performance of these loans under their modified terms.
Additionally, during the quarter ended June 30, 2019, non-performing loans also increased due to a $2.4 million commercial loan and a $0.7 million CRE loan placed in nonaccrual status.
We recognized no interest income on nonaccrual loans during the six months ended June 30, 2019 and 2018. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in the six months ended June 30, 2019 and 2018 was $0.8 million and $0.7 million, respectively.
The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased credit-impaired loans.

	June 30, 2019				December 31, 2018
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Nonowner occupied	$6,251	$1,964	$—	$8,215	$6,561	$222	$—	$6,783
Multi-family residential	—	657	—	657	—	—	—	—
	6,251	2,621	—	8,872	6,561	222	—	6,783
Single-family residential	—	9,432	—	9,432	—	7,108	—	7,108
Owner occupied	9,476	13,940	—	23,416	9,019	9,451	—	18,470
	15,727	25,993	—	41,720	15,580	16,781	—	32,361
Commercial loans	5,332	11,490	539	17,361	3,943	6,462	589	10,994
Consumer loans and overdrafts	—	4,421	—	4,421	—	6,062	—	6,062
	$21,059	$41,904	$539	$63,502	$19,523	$29,305	$589	$49,417
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

At June 30, 2019, substandard loans increased $12.6 million, or 43.0%, compared to December 31, 2018. The increase was mainly attributed to the deterioration of the $11.6 million of loans to a South Florida borrower in the food wholesale industry whose sales in Puerto Rico continue to be adversely affected by two hurricanes in 2017. These loans were placed on non-accrual when these were classified as substandard. Subsequently on July 30, 2019, the Company agreed to restructure certain CRE, owner occupied and commercial loans within this relationship totaling $9.4 million. Additionally, the increase is attributed to a $2.4 million commercial loan and a $0.7 million CRE loan placed in non-accrual status, offset by a $0.8 million owner-occupied commercial real estate loan repayment within the period.
At June 30, 2019, special mention loans increased $1.5 million, or 7.9%, compared to December 31, 2018. The increase is attributed to four commercial loans totaling $3.9 million, three owner-occupied commercial real estate loans totaling $5.4 million, and one $1.8 million CRE loan downgraded to special mention during the period, offset by the classification as substandard of special mention loans in the $11.6 million of loans to a South Florida borrower previously discussed. These downgraded loans reflect individual loan performances which management believes do not reflect negative trends. Additionally, these downgraded loans are being monitored and did not generate any additional provisions in 2019.
Since late 2016, and consistent with industry practice, credit cards held by Venezuela residents with outstanding balances above the corresponding customer’s average deposit balances with the Bank are classified substandard and charging privileges are suspended. At June 30, 2019 and December 31, 2018, this resulted in approximately $4.3 million and $6.0 million, respectively, in credit card receivables classified substandard. At June 30, 2019 and December 31, 2018, we had allowance for loan losses with respect to credit card balances of approximately $6.5 million and $5.4 million, respectively. At the beginning of 2018, the Company changed the monitoring of such credit cards and related deposit balances from quarterly to monthly. Deteriorating economic conditions in Venezuela could cause classified credit card balances, and charge offs to continue increasing.
Approximately 95% of our credit card holders are foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuela economy. In April 2019, the Company revised its credit card strategy to further reduce its credit exposure to international credit card customers and reduce its credit card losses. The Company stopped charge privileges to its smallest and riskiest cardholders and required repayment of their balances by November 2019.  Other cardholders’ charge privileges will end in October 2019 and they will be required to repay all balances by January 2020.  The Company reduced its credit card receivables from $33.9 million at December 31, 2018 to $26.1 million at June 30, 2019 and increased during the second quarter of 2019 its allowance for loan losses on credit cards by $1.2 million to a total of $6.5 million. The Company entered into an arrangement with a major U.S.-based global card issuer and began referring its international customers to the U.S-based global card issuer in May. The Company expects to market this program to all its other foreign customers in Fall 2019. The Company is currently negotiating a similar referral program with another card issuer for its domestic customers. The Company believes these changes will continue to reduce and ultimately eliminate its credit exposure and losses on international cards. The discontinuance of credit cards and repayment terms on existing credit card balances, however, may result in higher initial credit loss rates on existing card balances, until these balances are paid or charged-off.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2019 and December 31, 2018 are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$222
Owner occupied	3,411	4,468
	3,411	4,690
Commercial loans	1,997	2,433
Consumer loans and overdrafts (1)	4,285	5,144
	$9,693	$12,267
__________
(1) Includes international consumer loans of approximately $4.3 million and $5.1 million at each of the dates presented.

At June 30, 2019, total potential problem loans decreased $2.6 million, or 21.0%, compared to December 31, 2018. The decrease is mainly attributed to a $0.9 million decrease in credit cards past due and a $0.8 million owner-occupied commercial real estate loan repayment, as well as repayments of other smaller loans during the period.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2019 and December 31, 2018. The book value for securities classified as available for sale represents fair value and the book value for securities classified as held to maturity represents amortized cost.

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
(in thousands, except percentages)
Securities held to maturity
U.S. Government sponsored enterprise debt	$78,448	4.8%	$82,326	4.7%
U.S. Government agency debt	2,792	0.1%	2,862	0.2%
	$81,240	4.9%	$85,188	4.9%
Securities available for sale:
U.S. Government sponsored enterprise debt	$933,670	56.6%	$820,779	47.1%
Corporate debt (1)	271,706	16.5%	352,555	20.3%
U.S. Government agency debt	198,740	12.0%	216,985	12.5%
Municipal bonds	73,327	4.4%	160,212	9.2%
Mutual funds (2)	23,779	1.4%	23,110	1.3%
Commercial paper	—	—%	12,410	0.7%
	$1,501,222	90.9%	$1,586,051	91.1%
Other securities (3):
FHLB stock	$55,115	3.4%	$57,179	3.3%
Federal Reserve Bank stock	13,055	0.8%	13,010	0.7%
	$68,170	4.2%	$70,189	4.0%
	$1,650,632	100.0%	$1,741,428	100.0%
__________________

(1)
June 30, 2019 includes $12.1 million in “investment-grade” quality securities issued by corporate entities from Europe and Japan in the financial services sector. December 31, 2018 includes $36.2 million in obligations issued by corporate entities from Europe and Japan in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.

(2)	Includes a publicly offered investment company which seeks current income and makes investments that qualify for Community Reinvestment Act (“CRA”) purposes.

(3)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2019 and December 31, 2018. Similar to the table above, the book value for securities available for sale is equal to fair market value and the book value for securities held to maturity is equal to amortized cost.

June 30, 2019
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$78,448	2.72%	$—	—%	$—	—	$—	—%	$78,448	2.72%	$—	—%
U.S. Government agency debt	2,792	2.74	—	—	—	—	—	—	2,792	2.74	—	—
	$81,240	2.72	$—	—	$—	—	$—	—	$81,240	2.72	$—	—
Securities available for sale
U.S. Government sponsored enterprise debt	$933,670	2.87%	$675	3.94%	$26,827	2.67%	$108,013	2.93%	$798,155	2.87%	$—	—%
Corporate debt-domestic	259,612	3.11	43,078	2.63	170,345	3.07	46,189	3.72	—	—	—	—
U.S. Government agency debt	198,740	3.06	529	2.51	9,262	3.23	18,066	2.85	170,883	3.07	—	—
Municipal bonds	73,327	3.23	—	—	—	—	6,888	2.99	66,439	3.25	—	—
Corporate debt-foreign	12,094	3.48	—	—	12,094	3.48	—	—	—	—	—	—
Mutual funds	23,779	2.37	—	—	—	—	—	—	—	—	23,779	2.37
Commercial paper	—	—	—	—	—	—	—	—	—	—	—	—
	$1,501,222	2.95	$44,282	2.65	$218,528	3.05	$179,156	3.13	$1,035,477	2.93	$23,779	2.37
Other securities
FHLB stock	$55,115	6.54%	$—	—%	$—	—%	$—	—%	$—	—%	$55,115	6.54%
Federal Reserve Bank stock	13,055	6.08	—	—	—	—	—	—	—	—	13,055	6.08
	$68,170	6.45	$—	—	$—	—	$—	—	$—	—	$68,170	6.45
	$1,650,632	3.08%	$44,282	2.65%	$218,528	3.05%	$179,156	3.13%	$1,116,717	2.91%	$91,949	5.40%

December 31, 2018
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$82,326	2.84%	$—	—%	$—	—	$—	—%	$82,326	2.84%	$—	—%
U.S. Government agency debt	2,862	2.73	—	—	—	—	—	—	2,862	2.73	—	—
	$85,188	2.84	$—	—	$—	—	$—	—	$85,188	2.84	$—	—
Securities available for sale
U.S. Government sponsored enterprise debt	$820,779	2.70%	$11	5.16%	$29,807	2.70%	$86,654	2.78%	$704,307	2.69%	$—	—%
Corporate debt-domestic	316,387	3.12	40,804	2.66	249,709	3.17	25,874	3.35	—	—	—	—
U.S. Government agency debt	216,985	2.83	1,081	2.70	10,068	2.61	21,113	2.71	184,723	2.86	—	—
Municipal bonds	160,212	3.11	—	—	—	—	29,397	3.02	130,815	3.13	—	—
Corporate debt-foreign	36,168	3.38	—	—	36,168	3.38	—	—	—	—	—	—
Mutual funds	23,110	2.32	—	—	—	—	—	—	—	—	23,110	2.32
Commercial paper	12,410	2.77	12,410	2.77	—	—	—	—	—	—	—	—
	$1,586,051	2.85	$54,306	2.69	$325,752	3.13	$163,038	2.90	$1,019,845	2.78	$23,110	2.32
Other securities
FHLB stock	$57,139	6.19%	$—	—%	$—	—%	$—	—%	$—	—%	$57,139	6.19%
Federal Reserve Bank stock	13,050	5.69	—	—	—	—	—	—	—	—	13,050	5.69
	$70,189	6.10	$—	—	$—	—	$—	—	$—	—	$70,189	6.10
	$1,741,428	2.98%	$54,306	2.69%	$325,752	3.13%	$163,038	2.90%	$1,105,033	2.78%	$93,299	5.16%
The investment portfolio’s average duration was 3.1 years at June 30, 2019 and 3.4 years at December 31, 2018. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.
Liabilities
Total liabilities decreased $256.5 million, or 3.5%, to $7.1 billion at June 30, 2019 compared to $7.4 billion at December 31, 2018. This decrease was primarily driven by lower total deposits and repayments on advances from the FHLB.

Deposits
Total deposits decreased $213.3 million, or 3.5%, to $5.8 billion at June 30, 2019 compared to $6.0 billion at December 31, 2018. In the six months ended June 30, 2019, decreases of $105.0 million in interest bearing deposits, $77.9 million in savings and money market deposit accounts and $47.4 million in time deposits were partially offset by a $16.9 million increase in noninterest bearing transaction accounts. These changes in deposits and the deposit mix were largely affected by declines in deposits from Venezuelan resident customers, as discussed below. The decrease of $47.4 million in time deposits includes a decline of $23.5 million in brokered time deposits and a decrease of $23.8 million in retail time deposits. The decrease in retail time deposits resulted from our strategic decision to decrease the promotional interest rates we paid. We continue to focus our efforts to retain customers with higher probabilities of renewal at lower-than-market rates. Also, we have implemented a strategy for renewing CDs with lower probability of renewals through our promotions. These efforts led to time deposit renewals of approximately $211.2 million in the first half of 2019 at rates that were lower than the highest rates paid in our markets.
Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented.

(in thousands)	June 30, 2019	December 31, 2018

Deposits
Domestic	$3,014,269	$3,001,366
Foreign:
Venezuela (1)	2,465,718	2,694,690
Others	339,394	336,630
Total foreign	2,805,112	3,031,320
Total deposits	$5,819,381	$6,032,686
_________________

(1)
Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a preliminary review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we do not believe that the U.S. economic embargo on certain Venezuela persons will adversely affect our Venezuela customer relationships, generally.

Our domestic deposits have increased almost every year since 2014, while our total foreign deposits, especially deposits from Venezuelan residents, have declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers. Our other foreign deposits do not include deposits from Venezuelans.

The following table shows the amounts and percentage changes in our domestic and foreign deposits, including Venezuelan resident customer deposits, for the six months ended June 30, 2019 and the year ended December 31, 2018.

	Six Months Ended		Year Ended
(in thousands, except percentages)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Deposits
Domestic	$12,903	0.4%	$178,567	6.3%
Foreign:
Venezuela	(228,972)	(8.5)%	(453,221)	(14.4)%
Others	2,764	0.8%	(15,633)	(4.4)%
Total foreign	(226,208)	(7.5)%	(468,854)	(13.4)%
Total deposits	$(213,305)	(3.5)%	$(290,287)	(4.6)%
During the six months ended June 30, 2019, deposits from customers domiciled in Venezuela decreased by $229.0 million, or 8.5%, to $2.5 billion, compared to December 31, 2018. In the first half of 2019, as living conditions in Venezuela remain difficult, our Venezuelan resident customers continued to rely on their U.S. Dollar savings to fund daily living expenses. The annual rate of decline in our Venezuela deposits during the first six months of 2019 was higher compared to that realized during 2018. The annualized international deposit runoff rate was 14.4% in the second quarter of 2019. As we expect this runoff to continue into the next few quarters, we continue to proactively focus on growing our core domestic deposits, while seeking to reduce attrition in our valued Venezuelan customers’ deposits, by emphasizing and rewarding strong multi-product relationships. We launched the “Amerant Relationship Rewards Program” in July 2019, which focuses on expanding client relationships through tiered reward cash incentives to qualifying customers, and we have realigned our incentive compensation to promote our relationship-driven model and increase core deposits from our commercial customer base. We are also actively working to increase our share of wallet of select high net worth international customers with whom we maintain strong long-term relationships.
The Bank uses the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits”, which exclude brokered time deposits and retail time deposits of $250,000 or more. Our core deposits were $4.5 billion and $4.7 billion as of June 30, 2019 and December 31, 2018, respectively. Core deposits represented 76.7% and 77.5% of our total deposits at those dates, respectively. The decline in core deposits since December 31, 2018 resulted primarily from Venezuelan resident customers drawing down their account balances as mentioned above, partially offset by increases in domestic deposits.
We utilize brokered deposits and, as of June 30, 2019, we had $618.6 million in brokered deposits, which represented 10.6% of our total deposits. Our June 30, 2019 brokered deposits were down $23.5 million, or 3.7%, compared to $642.1 million as of December 31, 2018. This decrease reflects the continuation of our planned decrease in brokered CDs deposits. The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
At June 30, 2019 and December 31, 2018, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included nine and six deposit relationships, respectively, with total balances of $131.1 million and $74.4 million, respectively. Additionally, deposits from our Former Parent or its non-U.S. affiliates at June 30, 2019 and December 31, 2018 totaled $5.9 million and $9.6 million, respectively. These deposits of our Former Parent and its non-U.S. affiliates are expected to continue to decline further in 2019.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2019:

	June 30, 2019
(in thousands, except percentages)
Less than 3 months	$281,653	20.3%
3 to 6 months	203,195	14.6%
6 to 12 months	485,987	35.0%
1 to 3 years	202,649	14.6%
Over 3 years	216,532	15.5%
Total	$1,390,016	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at June 30, 2019 and December 31, 2018 correspond to FHLB advances.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the six months ended, June 30, 2019 and for the year ended December 31, 2018.

	June 30, 2019	December 31, 2018
(in thousands, except percentages)
Outstanding at period-end	$600,000	$440,000
Average amount	503,333	505,417
Maximum amount outstanding at any month-end	600,000	632,000
Weighted average interest rate:
During period	2.46%	2.10%
End of period	2.35%	2.52%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except percentages and per share data)
Net income	$12,857	$10,423	$25,928	$19,852
Basic earnings per common share	0.30	0.25	0.61	0.47
Diluted earnings per common share (1)	0.30	0.25	0.60	0.47

Average total assets	$7,867,120	$8,419,040	$7,964,677	$8,413,434
Average stockholders' equity	786,123	748,024	773,451	747,905
Net income / Average total assets (ROA)	0.66%	0.50%	0.66%	0.47%
Net income / Average stockholders' equity (ROE)	6.56%	5.57%	6.76%	5.31%
Average stockholders' equity / Average total assets ratio	9.99%	8.88%	9.71%	8.89%

Adjusted net income (2)	$15,005	$14,142	$28,808	$25,831
Adjusted earnings per common share (2)	0.35	0.33	0.68	0.61
Adjusted earnings per diluted common share (2)	0.35	0.33	0.67	0.61

Adjusted net income / Average total assets (Adjusted ROA) (2)	0.77%	0.67%	0.73%	0.61%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (2)	7.66%	7.56%	7.51%	6.91%
__________________

(1)
As of June 30, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of June 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding in the three and six months ended June 30, 2019, and had a dilutive effect in per share earnings in the three (not shown due to rounding) and six months ended June 30, 2019. We had no outstanding dilutive instruments as of June 30, 2018.

(2)
See “Selected Financial Information” for an explanation of certain non-GAAP financial measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP financial measures to their GAAP counterparts.

During the three and six month periods ended June 30, 2019, basic and diluted earnings per share increased as a result of higher net income in the three and six month periods ended June 30, 2019 compared to the same periods one year ago.

Capital Resources and Liquidity Management
Capital Resources.
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in accumulated other comprehensive income or loss (AOCI/AOCL) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale securities. AOCI/AOCL is not included for purposes of determining our capital for bank regulatory purposes.
Stockholders’ equity increased $59.0 million, or 7.9%, to $806.4 million as of June 30, 2019 as compared to December 31, 2018, primarily due to $25.9 million of net income in the six months ended June 30, 2019, a $29.3 million increase in AOCI resulting primarily from a higher valuation of securities available for sale compared to December 31, 2018, and the Company’s amortization of stock-based compensation of its 2018 restricted stock award related to the IPO. The higher valuation of securities available for sale during 2019 caused the Company’s deferred tax assets to decline approximately $9.3 million, or 57.0%, to $7.0 million as of June 30, 2019, as the unrealized gains and losses included in AOCI are reported in stockholder’s equity on an after-tax basis.
Liquidity Management.
At June 30, 2019, the Company had $1.1 billion of outstanding advances from the FHLB and other borrowings, compared to $1.2 billion at December 31, 2018. At June 30, 2019 and December 31, 2018, we had an additional $1.2 billion available under FHLB facilities. During the six months ended June 30, 2019, the Company repaid $630 million of outstanding advances and other borrowings, and obtained new borrowing proceeds of $590 million from these sources. There were no other borrowings as of June 30, 2019.
The following table summarizes the composition of our FHLB advances by type of interest rate:

	June 30, 2019	December 31, 2018
(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 1.50% to 3.86%	$845,000	$886,000
Floating rate based on 3-month LIBOR ranging from 2.32% to 2.63% (December 31, 2018 - 2.40% to 2.82%) (1)	280,000	280,000
	$1,125,000	$1,166,000
__________________

(1)
At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In March 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI. This amount will be amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. The Company recorded a credit of approximately $0.5 million against interest expense on FHLB advances in the first half of 2019 and expects to record a credit of approximately $0.7 million in the rest of 2019.

At June 30, 2019, advances from the FHLB had maturities through 2023 with interest rates ranging from 1.50% to 3.86%.
We also maintain federal funds lines with several banks, and had $72.0 million and $35.5 million of availability under these lines at June 30, 2019 and December 31, 2018, respectively. We expect to continue taking FHLB funding as needed in short duration maturities.

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Amerant Florida Bancorp Inc., formerly Mercantil Florida Bancorp Inc., or Amerant Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $43.4 million as of June 30, 2019 and $32.9 million as of December 31, 2018 in funds available to service this junior subordinated debt. Of this cash, $25.5 million will be used to redeem the outstanding trust preferred securities issued by its Statutory Trust II and its Capital Trust III subsidiary, and the related junior subordinated debt issued by Amerant Florida.
On July 10, 2019 the Company announced the redemption of all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Statutory Trust II subsidiary, and all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Capital Trust III subsidiary. The Capital Trust III securities were redeemed on July 31, 2019 at the contractual call price of 101.018% and the Statutory Trust II securities will be redeemed on September 7, 2019, the earliest call date, at the contractual call price of 100.530%. The Company will simultaneously redeem all $15.5 million and $10.4 million junior subordinated debentures held by its Statutory Trust II and Capital Trust III, respectively, as part of these redemption transactions. These redemptions together will reduce total cash and cash equivalents by approximately $23.8 million, financial liabilities by approximately $25.9 million and other assets by approximately $2.4 million. In addition, third quarter 2019 results will include a total charge of $0.3 million for the premiums paid to security holders from these redemptions. The redemption of these legacy Tier 1 capital instruments will reduce the Company’s Tier 1 equity capital by a total of $23.5 million.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their short-term cash obligations. See “Supervision and Regulation” in the Form 10-K.
Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total capital ratio	$943,966	14.70%	$513,809	8.00%	$642,262	10.00%
Tier 1 capital ratio	889,376	13.85%	385,357	6.00%	513,809	8.00%
Tier 1 leverage ratio	889,376	11.32%	314,358	4.00%	392,947	5.00%
Common Equity Tier 1	779,958	12.14%	289,018	4.50%	417,470	6.50%

December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common Equity Tier 1	749,465	11.07%	304,671	4.50%	440,080	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total capital ratio	$891,632	13.89%	$513,710	8.00%	$642,138	10.00%
Tier 1 capital ratio	837,042	13.04%	385,283	6.00%	513,710	8.00%
Tier 1 leverage ratio	837,042	10.66%	314,024	4.00%	392,530	5.00%
Common Equity Tier 1	837,042	13.04%	288,962	4.50%	417,389	6.50%

December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common Equity Tier 1	826,114	12.20%	304,630	4.50%	440,021	6.50%
The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for Common Equity Tier 1 capital, or “CET1”, additional Tier 1 capital and Tier 2 capital. Although trust preferred securities issued after May 19, 2010 generally do not qualify as Tier 1 capital, all outstanding series of our trust preferred securities totaling $114.1 million at June 30, 2019, are grandfathered and continue to qualify as Tier 1 capital. On July 10, 2019 the Company announced the redemption of all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Statutory Trust II, and all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Capital Trust III. When these instruments are redeemed, the Company’s regulatory capital ratios are expected to exceed regulatory minimums to be well-capitalized. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”, and collectively with the Federal Reserve and the OCC, the “Federal Banking Agencies”), published a final rule on July 22, 2019 that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Specifically, effective April 1, 2020, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also effective October 1, 2019, the final rule makes various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the Bank Holding Company Act and Federal Reserve Regulation Y. The Company currently estimates these simplified capital rules should have no material effect on the Company’s regulatory capital and ratios when effective.

The Federal Banking Agencies issued in February 2019 a notice of proposed rulemaking that would provide a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). Qualifying community banking organizations that comply with and elect to use the community bank leverage ratio (“CBLR”) framework and that maintain a CBLR greater than 9% would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies’ prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. These new rules, and the proposed CBLR, among other proposals, reflect the Federal Banking Agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile.
Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 16 to our audited consolidated financial statements included in the Form 10-K.

(in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$844,170	$923,424
Credit card facilities (1)	143,666	198,500
Letters of credit	30,564	27,232
	$1,018,400	$1,149,156
__________________

(1)
In April 2019, we revised our credit card program to further strengthen credit quality. The Company stopped the charging privileges to our smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges will end in October 2019 and they will be required to repay all balances by January 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects of changes in market interest rates on earnings, equity and the available for sale portfolio mark-to-market exposure. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management.
Our market risk is monitored by the Market Risk Management unit which reports to our Chief Risk Officer. The unit’s primary responsibilities are identifying, measuring, monitoring and controlling interest rate and liquidity risks and balance sheet asset/liability management (“ALM”). It also assesses and monitors the price risk of the Bank’s investment activities, which represents the risk to earnings and capital arising from changes in the fair market value of our investment portfolio.
Among its duties, the Market Risk Management unit performs the following functions:

•	maintains a comprehensive market risk and ALM framework;

•
measures and monitors market risk and ALM across the organization to ensure that they are within approved risk limits and reports to the Bank’s asset-liability committee (“ALCO”) and to the board of directors; and

•	recommends changes to risk limits to the board of directors.
We manage and implement our ALM strategies through monthly ALCO meetings. The Chief Business Officer participates in the ALCO meetings. In the ALCO, the Bank discusses, analyzes and decides on the best course of action to implement strategies designed as part of the ALM process.
Market risks taken by the Bank are managed by using the appropriate mix of marketable securities, wholesale funding and derivatives contracts.
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

The Company continues to be asset sensitive, therefore income is expected to increase when interest rates move higher, and to decrease when interest rates decline.
The high duration of our balance sheet has led to more sensitivity in the market values of financial instruments (assets and liabilities, including off balance sheet exposures). This sensitivity is captured in the EVE and investment portfolio mark-to-market exposure analyses. In the earnings sensitivity analysis, the opposite occurs. The higher duration will produce higher income today and less income variability during the next 12 months.
We monitor these exposures, and contrast them against limits established by our board of directors. Those limits correspond to the capital levels and the capital leverage ratio that we would report taking into consideration the interest rate increase scenarios modeled. Although we model the market price risk of the available for sale securities portfolio, and its projected effects on AOCI or AOCL (a component of stockholders’ equity), the Bank and the Company made an irrevocable election in 2015 to exclude the effects of AOCI or AOCL in the calculation of their regulatory capital ratios, in connection with the Federal Banking Agencies adoption of Basel III Capital Rules in the U.S.
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
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
(in thousands, except percentages)	June 30, 2019		December 31, 2018
Change in Interest Rates (Basis points)
Increase of 200	$24,021	10.9%	$30,993	12.8%
Increase of 100	14,991	6.8%	18,702	7.7%
Decrease of 25	(4,271)	(1.9)%	(5,554)	(2.3)%
Decrease of 100	(18,016)	(8.2)%	(22,789)	(9.4)%
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

Net interest income in the base scenario, decreased to approximately $220.0 million in June 30, 2019 compared to $242.0 million in December 31, 2018, mainly due to lower market interest rate environment, and secondarily to a smaller balance sheet. The Bank continues to be asset sensitive, however given market interest rate expectations, management has been taking steps to reduce interest rate sensitivity.
The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.
Economic Value of Equity Analysis
We use EVE to measure the potential change in the fair value of the Company’s asset and liability positions, and the subsequent potential effects on our economic capital. In the EVE analysis, we calculate the fair value of all assets and liabilities, including off-balance sheet instruments, based on different rate environments (i.e. fair value at current rates against the fair value based on parallel shifts of the yield curves for the various interest rates and indices that affect our net interest income). This analysis measures the long term interest rate risk of the balance sheet.
The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30, 2019	December 31, 2018
Change in Interest Rates (Basis points)
Increase of 200	(6.58)%	(4.94)%
Increase of 100	(1.59)%	(1.21)%
Decrease of 25	(0.19)%	(0.28)%
Decrease of 100	(1.87)%	(1.86)%
_______________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The larger negative effects to EVE as of June 30, 2019, when compared to December 31, 2018, for the 200 and 100 basis point increase scenarios, are principally attributed to our higher duration and our termination of the interest rate swaps during the first quarter. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Securities Portfolio mark-to-market exposure
The Bank measures the potential change in the market price of its investment portfolio, and the resulting potential change on our equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2019 and December 31, 2018:

	Change in market value(1)
(in thousands)	June 30, 2019	December 31, 2018
Change in Interest Rates
(Basis points)
Increase of 200	$(117,852)	$(92,213)
Increase of 100	(54,847)	(44,780)
Decrease of 25	10,994	9,831
Decrease of 100	41,142	35,916
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio decreased to 3.1 years at June 30, 2019 compared to 3.4 years at December 31, 2018. The lower duration was primarily the result of the sale of $91.2 million of municipal bonds and increased projected prepayment speeds in the mortgage backed securities portfolio due to lower rates. Even though the investment duration is lower at June 30, 2019, there is a higher exposure to interest rate changes when compared to December 31, 2018, as a result of our termination of interest rate swaps during first quarter of 2019.
We monitor our interest rate exposures monthly through the ALCO, and seek to manage these mark-to-market exposures within limits established by our board of directors. Those limits correspond to the capital ratios that we would report taking into consideration the interest increase scenarios modeled. Notwithstanding that our model includes the available for sale securities portfolio, and its projected effect on AOCI or AOCL (a component of shareholders’ equity), we made an irrevocable election in 2015 to exclude the effects of AOCI or AOCL in the calculation of our regulatory capital ratios, in connection with the adoption of Basel III capital rules in the U.S.
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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2019 and December 31, 2018. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	June 30, 2019
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$90,317	$64,504	$—	$—	$—	$25,813
Securities:
Available for sale	1,501,222	389,561	339,625	248,158	499,609	24,269
Held to maturity	81,240	—	—	—	81,240	—
Federal Reserve Bank and FHLB stock	68,170	55,115	—	—	—	13,055
Loans portfolio-performing (1)	5,780,005	3,802,118	1,041,217	612,415	324,255	—
Earning Assets	$7,520,954	$4,311,298	$1,380,842	$860,573	$905,104	$63,137
Liabilities
Interest bearing demand deposits	$1,183,051	$1,183,051	$—	$—	$—	$—
Saving and money market	1,510,832	1,510,832	—	—	—	—
Time deposits	2,339,771	1,503,658	507,194	312,906	16,013	—
FHLB advances and other borrowings	1,125,000	600,000	385,000	140,000	—	—
Junior subordinated debentures	118,110	64,178	—	—	53,932	—
Interest bearing liabilities	$6,276,764	$4,861,719	$892,194	$452,906	$69,945	—
Interest rate sensitivity gap		(550,421)	488,648	407,667	835,159	63,137
Cumulative interest rate sensitivity gap		(550,421)	(61,773)	345,894	1,181,053	1,244,190
Earnings assets to interest bearing liabilities (%)		88.7%	154.8%	190.0%	1,294.0%	N/M
__________________

(1)	“Loan portfolio-performing” excludes $32.8 million of non-performing loans.

N/M	Not meaningful

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
This action alleges breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde and seeks damages in an unspecified amount. The Company denies the claims, and believes these are barred by the statute of limitations and is defending this lawsuit vigorously. The parties began mediation on January 22, 2019, pursuant to court order, and settlement discussions through the mediator are ongoing. The Company cannot reasonably estimate at this time the possible loss or range of losses, if any, that may arise from this unresolved lawsuit and the timing of any resolution of this action. The Company has incurred approximately $502,885 in legal fees through July 30, 2019 defending this case. The Company expects to be reimbursed these fees in accordance with the trust agreements and the Kunde organizational documents upon conclusion of this proceeding.
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
Approximately 95% of our credit card holders are foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuela economy. In April 2019, we revised our credit card program to further strengthen credit quality. We stopped charge privileges to our smallest and riskiest cardholders and required repayment of their balances by November 2019.  Other cardholders’ charge privileges will end in October 2019 and they will be required to repay all balances by January 2020.  We reduced our credit card receivables from $31.2 million at March 31, 2019 to $26.1 million at June 30, 2019 and increased our allowance for loan losses on credit cards by $1.2 million to a total of $6.5 million.
We are making these changes to reduce and ultimately eliminate our credit exposure and losses on international cards. The discontinuance of credit cards and the repayment terms on outstanding balances may result in higher credit loss rates on existing card balances. Additionally, the implementation of new processes involves operational risks, and the change in our credit card strategy may disrupt, and have unintended adverse effects on, our deposit, loan and wealth management relationships with our existing credit card holders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Forms S-1/A, filed on November 16, 2018).
3.1.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 7, 2019).

3.2	Amended and Restated Bylaws of the Company, effective as of June 5, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2019)
10.1	2018 Equity and Incentive Compensation Plan, as amended
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

AMERANT BANCORP INC. (Registrant)

Date:	August 12, 2019	By:	/s/ Millar Wilson
Millar Wilson
Vice-Chairman and Chief Executive Officer

Date:	August 12, 2019	By:	/s/ Alberto Peraza
Alberto Peraza
Co-President and Chief Financial Officer