Form 10-Q
period 2019-09-30
Amerant Bancorp Inc.
filed 2019-11-12
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes ☒                                         No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2019
Class A Common Stock, $0.10 par value per share	28,988,579 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	14,218,596 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2019

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	(Unaudited) September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$32,363	$25,756
Interest earning deposits with banks	68,964	59,954
Cash and cash equivalents	101,327	85,710
Securities
Available for sale	1,485,202	1,586,051
Held to maturity	77,611	85,188
Federal Reserve Bank and Federal Home Loan Bank stock	70,172	70,189
Securities	1,632,985	1,741,428
Loans held for sale	1,918	—
Loans held for investment, gross	5,751,791	5,920,175
Less: Allowance for loan losses	53,640	61,762
Loans held for investment, net	5,698,151	5,858,413
Bank owned life insurance	210,414	206,142
Premises and equipment, net	126,497	123,503
Deferred tax assets, net	5,392	16,310
Goodwill	19,193	19,193
Accrued interest receivable and other assets	68,383	73,648
Total assets	$7,864,260	$8,124,347
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$805,032	$768,822
Interest bearing	1,123,767	1,288,030
Savings and money market	1,484,336	1,588,703
Time	2,279,713	2,387,131
Total deposits	5,692,848	6,032,686
Advances from the Federal Home Loan Bank and other borrowings	1,170,000	1,166,000
Junior subordinated debentures held by trust subsidiaries	92,246	118,110
Accounts payable, accrued liabilities and other liabilities	83,415	60,133
Total liabilities	7,038,509	7,376,929
Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,985,996 shares issued and outstanding (2018: 26,851,832 shares issued and outstanding)	2,899	2,686
Class B common stock, $0.10 par value, 100 million shares authorized; 17,751,053 shares issued; 14,218,596 shares outstanding (2018: 16,330,917 shares outstanding)	1,775	1,775
Additional paid in capital	418,821	385,367
Treasury stock, at cost; 3,532,457 shares of Class B common stock (2018: 1,420,136 shares of Class B common stock)	(46,373)	(17,908)
Retained earnings	431,521	393,662
Accumulated other comprehensive income (loss)	17,108	(18,164)
Total stockholders' equity	825,751	747,418
Total liabilities and stockholders' equity	$7,864,260	$8,124,347

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income
Loans	$66,118	$66,776	$199,641	$188,894
Investment securities	11,325	12,183	35,792	36,633
Interest earning deposits with banks	761	666	2,304	1,945
Total interest income	78,204	79,625	237,737	227,472

Interest expense
Interest bearing demand deposits	191	211	766	413
Savings and money market deposits	4,125	3,477	11,872	9,165
Time deposits	13,284	11,531	38,577	30,403
Advances from the Federal Home Loan Bank	6,253	6,716	18,750	19,217
Junior subordinated debentures	1,748	2,057	5,943	6,017
Securities sold under agreements to repurchase	3	—	3	2
Total interest expense	25,604	23,992	75,911	65,217
Net interest income	52,600	55,633	161,826	162,255
(Reversal of) provision for loan losses	(1,500)	1,600	(2,850)	1,750
Net interest income after (reversal of) provision for loan losses	54,100	54,033	164,676	160,505

Noninterest income
Deposits and service fees	4,366	4,269	12,793	13,322
Brokerage, advisory and fiduciary activities	3,647	4,148	11,071	12,989
Change in cash surrender value of bank owned life insurance	1,449	1,454	4,272	4,372
Cards and trade finance servicing fees	1,034	1,145	3,368	3,380
Gain on early extinguishment of advances from the Federal Home Loan Bank	—	—	557	882
Securities gains (losses), net	906	(15)	1,902	1
Data processing and fees for other services	70	523	955	2,017
Other noninterest income	2,364	1,426	6,221	4,918
Total noninterest income	13,836	12,950	41,139	41,881

Noninterest expense
Salaries and employee benefits	33,862	33,967	101,356	102,940
Occupancy and equipment	3,878	4,044	12,152	11,819
Professional and other services fees	4,295	4,268	11,693	16,099
Telecommunication and data processing	3,408	3,043	9,667	9,138
Depreciation and amortization	1,928	1,997	5,880	6,083
FDIC assessments and insurance	597	1,578	3,167	4,493
Other operating expenses	4,769	3,145	13,672	9,753
Total noninterest expenses	52,737	52,042	157,587	160,325
Net income before income tax	15,199	14,941	48,228	42,061
Income tax expense	(3,268)	(3,390)	(10,369)	(10,658)
Net income	$11,931	$11,551	$37,859	$31,403

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on securities available for sale arising during the period	$6,866	$(4,938)	$37,457	$(25,369)
Net unrealized holding gains on cash flow hedges arising during the period	68	1,840	57	8,209
Reclassification adjustment for net gains included in net income	(965)	(160)	(2,242)	(18)
Other comprehensive income (loss)	5,969	(3,258)	35,272	(17,178)
Comprehensive income	$17,900	$8,293	$73,131	$14,225

Earnings Per Share (Note 15):
Basic earnings per common share	$0.28	$0.27	$0.89	$0.74
Diluted earnings per common share	$0.28	$0.27	$0.88	$0.74

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2019 and 2018

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2017	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$387,829	$(6,133)	$753,450
Dividends	—	—	—	—	—	—	(40,000)	—	(40,000)
Net income	—	—	—	—	—	—	31,403	—	31,403
Other comprehensive loss	—	—	—	—	—	—	—	(17,178)	(17,178)
Balance at September 30, 2018	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$379,232	$(23,311)	$727,675

Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	1,299	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,449	—	—	—	4,449
Net income	—	—	—	—	—	—	37,859	—	37,859
Other comprehensive income	—	—	—	—	—	—	—	35,272	35,272
Balance at September 30, 2019	28,985,996	14,218,596	$2,899	$1,775	$418,821	$(46,373)	$431,521	$17,108	$825,751

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$37,859	$31,403
Adjustments to reconcile net income to net cash provided by operating activities
(Reversal of) provision for loan losses	(2,850)	1,750
Net premium amortization on securities	10,763	12,855
Depreciation and amortization	5,880	6,083
Stock-based compensation expense	4,449	—
Change in cash surrender value of bank owned life insurance	(4,272)	(4,372)
Deferred taxes, securities net gains or losses and others	(3,394)	(3,143)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	16,917	2,543
Accounts payable, accrued liabilities and other liabilities	10,511	(6,430)
Net cash provided by operating activities	75,863	40,689

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(290,059)	(166,703)
Federal Home Loan Bank stock	(24,319)	(24,055)
	(314,378)	(190,758)
Maturities, sales and calls of investment securities:
Available for sale	430,118	178,981
Held to maturity	7,182	3,335
Federal Home Loan Bank stock	24,336	16,576
	461,636	198,892
Net increase in loans	(98,478)	(153,019)
Proceeds from loan portfolio sales	259,754	60,856
Net purchases of premises and equipment, and others	(8,384)	(5,556)
Net proceeds from sale of subsidiary	—	7,500
Net cash provided by (used in) investing activities	300,150	(82,085)

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(232,420)	(266,159)
Net (decrease) increase in time deposits	(107,418)	132,689
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	935,000	941,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(930,447)	(776,000)
Redemption of junior subordinated debentures	(25,864)	—
Dividend paid	—	(40,000)
Proceeds from common stock issued - Class A	29,218	—
Repurchase of common stock - Class B	(28,465)	—
Net cash used in financing activities	(360,396)	(8,470)
Net increase (decrease) in cash and cash equivalents	15,617	(49,866)

Cash and cash equivalents
Beginning of period	85,710	153,445
End of period	$101,327	$103,579

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Supplemental disclosures of cash flow information
Cash paid:
Interest	$74,928	$63,987
Income taxes	6,699	18,649

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
Reportable Segments
Beginning in the second quarter of 2019, the Company is managed using a single segment concept, on a consolidated basis, and management determined to that no separate current or historical reportable segment disclosures are required under generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Initial Public Offering and Shares Repurchase
On December 21, 2018, the Company completed an initial public offering (the “IPO”). For more information about the IPO, see Note 15 to our audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Form 10-K”). In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of its Class B common stock held by Mercantil Servicios Financieros, C.A., the Company’s former parent company (“MSF” or “the Former Parent”). See Note 12 to these unaudited interim consolidated financial statements for more information about the private placements and the repurchase of Class B common stock previously held by MSF. No shares have been repurchased since March 2019.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with U.S. GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and the accompanying footnote disclosures for the Company, which are included in the Form 10-K.
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
c) Recently Issued Accounting Pronouncements
Issued and Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a common revenue standard for recognizing revenue from contracts with customers. This new standard establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The scope of the guidance excludes net interest income and many other revenues from financial assets. Although the Company has not finalized the evaluation, we do not expect the adoption to have a material impact on its consolidated financial position or results of operations. The Company plans to adopt the new guidance during the fourth quarter of 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued changes to the guidance on the recognition and measurement of financial instruments. The changes include, among others, the removal of the available-for-sale category for equity securities and updates to certain disclosure requirements. As of September 30, 2019, the Company classifies $23.7 million as available for sale equity securities. The Company currently expects that its available for sale equity securities consisting of a mutual fund investment that qualify for Community Reinvestment Act (“CRA”) purposes will be reclassified out of the available for sale classification and presented separately on the face of the consolidated balance sheet. At adoption, the Company currently expects that the cumulative unrealized loss of these securities previously recognized in AOCL will be recorded as an adjustment to the opening balance of retained earnings. Any further changes to the fair value of equity securities, other than equity method investments, will be recorded in net income. At September 30, 2019, the cumulative unrealized gross loss on this available for sale equity investment was $0.3 million. The Company plans to adopt the new guidance during the fourth quarter of 2019.
New Guidance on Leases
In December 2018, the FASB issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases which has not yet been adopted by the Company. The amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs and (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a right-of-use asset and a lease liability for most leases within the scope of the guidance. There were no significant changes to the guidance for lessors. These amendments, and the related pending new guidance, can be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented, and provides for certain practical expedients.
The amendments and related new guidance on leases are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for private companies, and for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years, for public companies. Early adoption is permitted. The Company has completed the process of gathering a complete inventory of leases and migrating identified lease data onto a new system and is in the final stages of testing and evaluation. We currently expect to recognize an asset and a corresponding lease liability for an amount currently expected to be less than 1% of the Company’s total consolidated assets at adoption. The Company plans to adopt the new guidance during the first semester of 2020.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2.	Securities
Amortized cost and approximate fair values of securities available for sale are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$930,638	$12,761	$(3,139)	$940,260
Corporate debt securities	239,078	4,281	(210)	243,149
U.S. government agency debt securities	228,042	1,382	(2,780)	226,644
Municipal bonds	47,649	2,549	—	50,198
Mutual funds	24,270	—	(313)	23,957
U.S. treasury securities	994	—	—	994
	$1,470,671	$20,973	$(6,442)	$1,485,202

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$840,760	$2,197	$(22,178)	$820,779
Corporate debt securities	357,602	139	(5,186)	352,555
U.S. government agency debt securities	221,682	187	(4,884)	216,985
Municipal bonds	162,438	390	(2,616)	160,212
Mutual funds	24,266	—	(1,156)	23,110
Commercial paper	12,448	—	(38)	12,410
	$1,619,196	$2,913	$(36,058)	$1,586,051
At September 30, 2019 and December 31, 2018, the Company had no foreign sovereign or foreign government agency debt securities.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$130,186	$(636)	$276,102	$(2,503)	$406,288	$(3,139)
Corporate debt securities	13,967	(101)	17,110	(109)	31,077	(210)
Municipal bonds	—	—	—	—	—	—
U.S. government agency debt securities	15,718	(46)	124,128	(2,734)	139,846	(2,780)
Mutual funds	—	—	23,707	(313)	23,707	(313)
Commercial paper	—	—	—	—	—	—
	$159,871	$(783)	$441,047	$(5,659)	$600,918	$(6,442)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$90,980	$(2,995)	$608,486	$(19,183)	$699,466	$(22,178)
Corporate debt securities	243,667	(3,800)	75,762	(1,386)	319,429	(5,186)
Municipal bonds	63,580	(939)	133,886	(3,945)	197,466	(4,884)
U.S. government agency debt securities	1,449	(6)	94,331	(2,610)	95,780	(2,616)
Mutual funds	—	—	22,865	(1,156)	22,865	(1,156)
Commercial paper	12,410	(38)	—	—	12,410	(38)
	$412,086	$(7,778)	$935,330	$(28,280)	$1,347,416	$(36,058)
At September 30, 2019 and December 31, 2018, the Company held certain debt securities issued or guaranteed by U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company does not consider these securities to be other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Unrealized losses on corporate debt securities and mutual funds at September 30, 2019, and corporate debt securities, municipal bonds, mutual funds and commercial paper at December 31, 2018, are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company does not consider these securities to be other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and management does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.
Amortized cost and approximate fair values of securities held to maturity, are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government-sponsored enterprise debt securities	$74,861	$1,090	$(124)	$75,827
U.S. Government agency debt securities	2,750	93	—	2,843
	$77,611	$1,183	$(124)	$78,670

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government-sponsored enterprise debt securities	$82,326	$—	$(3,889)	$78,437
U.S. Government agency debt securities	2,862	—	(49)	2,813
	$85,188	$—	$(3,938)	$81,250

Contractual maturities of securities at September 30, 2019 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$25,703	$25,759	$—	$—
After 1 year through 5 years	196,322	198,199	—	—
After 5 years through 10 years	228,157	234,815	—	—
After 10 years	996,219	1,002,472	77,611	78,670
No contractual maturities	24,270	23,957	—	—
	$1,470,671	$1,485,202	$77,611	$78,670

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

3.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	September 30, 2019	December 31, 2018
Real estate loans
Commercial real estate
Nonowner occupied	$1,933,662	$1,809,356
Multi-family residential	942,851	909,439
Land development and construction loans	268,312	326,644
	3,144,825	3,045,439
Single-family residential	527,468	533,481
Owner occupied	825,601	777,022
	4,497,894	4,355,942
Commercial loans	1,127,484	1,380,428
Loans to financial institutions and acceptances	24,815	68,965
Consumer loans and overdrafts	101,598	114,840
	$5,751,791	$5,920,175
The amounts above include loans under syndication facilities of approximately $578 million and $807 million at September 30, 2019 and December 31, 2018, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals), and other agreements.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $19.6 million and $19.5 million at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$110,142	$7,218	$117,360
Commercial loans	—	55,264	55,264
Loans to financial institutions and acceptances	—	5,000	5,000
Consumer loans and overdrafts (3)	16,269	8,011	24,280
	$126,411	$75,493	$201,904
__________________

(1)	Loans to borrowers in 15 other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. In April 2019, we revised our credit card program to further strengthen the Company’s credit quality. We stopped charge privileges to our riskiest cardholders and are requiring repayment of their balances by November 2019. We are closely monitoring the performance of the outstanding balance of our credit cards until it is completely repaid. At the end of October we curtailed charge privileges to the remaining cardholders and require repayment of their balances by January 2020.

(4)	Overdrafts to customers outside the United States were de minimis at September 30, 2019 and December 31, 2018.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
(in thousands)	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$128,971	$6,467	$135,438
Commercial loans	—	73,636	73,636
Loans to financial institutions and acceptances	—	49,000	49,000
Consumer loans and overdrafts (3)	28,191	13,494	41,685
	$157,162	$142,597	$299,759
__________________

(1)	Loans to borrowers in 17 other countries which do not individually exceed 1% of total assets.

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. Charging privileges for Venezuelan resident card holders are suspended when the cardholders’ average deposits decline below the outstanding credit balance. At the beginning of 2018, the Company changed the monitoring of such balances from quarterly to monthly.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of September 30, 2019 and December 31, 2018 are summarized in the following tables:

	September 30, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,933,662	$1,933,662	$—	$—	$—	$—	$1,936	$—
Multi-family residential	942,851	942,851	—	—	—	—	—	—
Land development and construction loans	268,312	268,312	—	—	—	—	—	—
	3,144,825	3,144,825	—	—	—	—	1,936	—
Single-family residential	527,468	521,399	—	2,506	3,563	6,069	9,033	—
Owner occupied	825,601	820,430	4,179	510	482	5,171	11,921	—
	4,497,894	4,486,654	4,179	3,016	4,045	11,240	22,890	—
Commercial loans	1,127,484	1,123,535	622	279	3,048	3,949	9,605	—
Loans to financial institutions and acceptances	24,815	24,815	—	—	—	—	—	—
Consumer loans and overdrafts	101,598	99,707	1,040	544	307	1,891	116	213
	$5,751,791	$5,734,711	$5,841	$3,839	$7,400	$17,080	$32,611	$213

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,809,356	$1,809,356	$—	$—	$—	$—	$—	$—
Multi-family residential	909,439	909,439	—	—	—	—	—	—
Land development and construction loans	326,644	326,644	—	—	—	—	—	—
	3,045,439	3,045,439	—	—	—	—	—	—
Single-family residential	533,481	519,730	7,910	2,336	3,505	13,751	6,689	419
Owner occupied	777,022	773,876	2,800	160	186	3,146	4,983	—
	4,355,942	4,339,045	10,710	2,496	3,691	16,897	11,672	419
Commercial loans	1,380,428	1,378,022	704	1,062	640	2,406	4,772	—
Loans to financial institutions and acceptances	68,965	68,965	—	—	—	—	—	—
Consumer loans and overdrafts	114,840	113,227	474	243	896	1,613	35	884
	$5,920,175	$5,899,259	$11,888	$3,801	$5,227	$20,916	$16,479	$1,303
At September 30, 2019 and December 31, 2018, loans with an outstanding principal balance of $1.7 billion were pledged as collateral to secure advances from the FHLB.

4.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2019 and 2018, and its allocation by impairment methodology and the related investment in loans, net as of September 30, 2019 and 2018 are summarized in the following tables:

	Three Months Ended September 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$21,900	$25,824	$60	$9,620	$57,404
Provision for (reversal of) loan losses	487	(388)	(2)	(1,597)	(1,500)
Loans charged-off
Domestic	—	(907)	—	(98)	(1,005)
International	—	—	—	(1,661)	(1,661)
Recoveries	—	190	—	212	402
Balances at end of the period	$22,387	$24,719	$58	$6,476	$53,640

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,778	$30,018	$445	$8,521	$61,762
(Reversal of) provision for loan losses	(391)	(3,065)	(387)	993	(2,850)
Loans charged-off
Domestic	—	(2,773)	—	(504)	(3,277)
International	—	(61)	—	(2,961)	(3,022)
Recoveries	—	600	—	427	1,027
Balances at end of the period	$22,387	$24,719	$58	$6,476	$53,640

	September 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$397	$1,722	$—	$1,185	$3,304
Collectively evaluated	21,990	22,997	58	5,291	50,336
	$22,387	$24,719	$58	$6,476	$53,640
Investment in loans, net of unearned income:
Individually evaluated	$1,936	$19,234	$—	$6,007	$27,177
Collectively evaluated	3,137,980	2,036,150	24,815	525,669	5,724,614
	$3,139,916	$2,055,384	$24,815	$531,676	$5,751,791

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$28,693	$29,784	$3,317	$8,137	$69,931
Provision for (reversal of) loan losses	386	1,016	(482)	680	1,600
Loans charged-off
Domestic	—	(526)	—	(66)	(592)
International	—	(1,421)	—	(283)	(1,704)
Recoveries	—	187	—	49	236
Balances at end of the period	$29,079	$29,040	$2,835	$8,517	$69,471

	Nine Months Ended September 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(2,249)	(199)	(1,527)	5,725	1,750
Loans charged-off
Domestic	—	(3,263)	—	(183)	(3,446)
International	—	(1,473)	—	(913)	(2,386)
Recoveries	38	1,288	—	227	1,553
Balances at end of the period	$29,079	$29,040	$2,835	$8,517	$69,471

	September 30, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$5,783	$969	$—	$1,620	$8,372
Collectively evaluated	23,296	28,071	2,835	6,897	61,099
	$29,079	$29,040	$2,835	$8,517	$69,471
Investment in loans, net of unearned income:
Individually evaluated	$10,965	$11,887	$—	$4,538	$27,390
Collectively evaluated	2,991,808	2,288,635	311,324	540,122	6,131,889
	$3,002,773	$2,300,522	$311,324	$544,660	$6,159,279

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2019	$—	$43,190	$—	$2,148	$45,338
2018	$2,000	$31,847	$—	$3,272	$37,119

Nine Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2019	$23,475	$229,310	$—	$6,969	$259,754
2018	$2,000	$47,577	$—	$11,279	$60,856

The following is a summary of impaired loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Nonowner occupied	$1,936	$—	$1,936	$975	$1,936	$397
Multi-family residential	—	—	—	521	—	—
Land development and construction loans	—	—	—	—	—	—
	1,936	—	1,936	1,496	1,936	397
Single-family residential	5,764	461	6,225	5,045	6,303	1,233
Owner occupied	5,354	4,396	9,750	7,178	9,735	956
	13,054	4,857	17,911	13,719	17,974	2,586
Commercial loans	8,315	848	9,163	7,628	9,311	662
Consumer loans and overdrafts	94	9	103	57	100	56
	$21,463	$5,714	$27,177	$21,404	$27,385	$3,304
_______________

(1)	Average using trailing four quarter balances.

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

The Company recognized interest income on impaired loans of $139 thousand and $11 thousand during the three months ended September 30, 2019 and 2018, respectively, and $170 thousand and $119 thousand during the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, new troubled debt restructurings (“TDRs”) consisted of one single-family residential loan with a recorded investment of $187 thousand, and a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.5 million as of September 30, 2019. This $9.5 million TDR restructure consisted of extending repayment terms and adjusting future periodic payments, and the Company determined no additional impairment charges were necessary. Four residential loans, totaling $2.2 million, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with these loans, which total a $11.7 million impaired loan relationship at September 30, 2019, are adequate to cover probable losses given current facts and circumstances. The Company will continue to closely monitor the performance of these loans under their modified terms. During the nine months ended September 30, 2019, the Company had no charge-offs against the allowance for loan losses as a result of TDR loans. Since September 30, 2018, no TDRs subsequently defaulted under the modified terms of the loan agreement.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk Quality
The Company’s investment in loans by credit quality indicators as of September 30, 2019 and December 31, 2018 are summarized in the following tables:

	September 30, 2019
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,918,670	$13,056	$1,936	$—	$—	$1,933,662
Multi-family residential	942,851	—	—	—	—	942,851
Land development and construction loans	258,128	10,184	—	—	—	268,312
	3,119,649	23,240	1,936	—	—	3,144,825
Single-family residential	518,435	—	9,033	—	—	527,468
Owner occupied	804,575	5,719	15,307	—	—	825,601
	4,442,659	28,959	26,276	—	—	4,497,894
Commercial loans	1,110,866	5,077	11,541	—	—	1,127,484
Loans to financial institutions and acceptances	24,815	—	—	—	—	24,815
Consumer loans and overdrafts	99,198	—	2,400	—	—	101,598
	$5,677,538	$34,036	$40,217	$—	$—	$5,751,791

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
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion at September 30, 2019 and December 31, 2018. Time deposits in denominations of $250,000 or more amounted to approximately $739 million and $718 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, brokered time deposits amounted to $566 million and $642 million, respectively.

6.	Advances from the Federal Home Loan Bank and Other Borrowings
The Company had outstanding advances from the FHLB and other borrowings. These borrowings bear fixed interest rates or variable rates based on 3-month LIBOR as follows:

Year of Maturity	Interest Rate	September 30, 2019	December 31, 2018
(in thousands, except percentages)
2019	1.80% to 3.86%	$195,000	$440,000
2020	1.50% to 2.74%	325,000	306,000
2021	1.93% to 3.08%	240,000	210,000
2022 (1)	1.14% to 2.80%	320,000	120,000
2023 and after	2.95% to 3.23%	90,000	90,000
		$1,170,000	$1,166,000
__________________

(1)
As of September 30, 2019, includes $200 million (fixed interest rate - 1.14%) in advances from the FHLB that are callable prior to maturity. There were no callable advances from the FHLB as of December 31, 2018.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Junior Subordinated Debentures Held by Trust Subsidiaries
At September 30, 2019 and December 31, 2018 the Company owns all of the common capital securities issued by 6 and 8 statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company. The debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The junior subordinated debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following table provides information of the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the Trust Subsidiaries as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$26,830	$28,068	$26,830	$28,068	1998	8.90%	2028
Commercebank Statutory Trust II	—	—	15,000	15,464	2000	10.60%	2030
Commercebank Capital Trust III	—	—	10,000	10,400	2001	10.18%	2031
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$89,080	$92,246	$114,080	$118,110
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2019 and 2018, no payment of interest has been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On July 31, 2019 and September 7, 2019, the Company redeemed all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Commercebank Capital Trust III (“Capital Trust III”) and all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Commercebank Statutory Trust II (“Statutory Trust II”), respectively. The Capital Trust III and the Statutory Trust II securities were redeemed at the contractual call price of 101.018% and 100.53%, respectively. The Company simultaneously redeemed all $10.4 million and $15.5 million junior subordinated debentures held by its Capital Trust III and Statutory Trust II, respectively, as part of these redemption transactions. These redemptions together reduced total cash and cash equivalents by approximately $23.8 million, financial liabilities by approximately $25.9 million and other assets by approximately $2.4 million. In addition, third quarter 2019 results included a total charge of $0.3 million for the contractual premiums paid to security holders from these redemptions. The redemption of these legacy Tier 1 capital instruments reduced the Company’s Tier 1 equity capital by a net of $23.5 million.
The Company’s regulatory capital ratios continue to exceed regulatory minimums to be well-capitalized, upon these redemptions.

8.	Derivative Instruments
At September 30, 2019 and December 31, 2018, the fair values of the Company’s derivative instruments were as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$90	$—	$9,386	$283
Interest rate swaps not designated as hedging instruments:
Customers	15,456	—	1,420	—
Third party broker	—	15,456	—	1,420
	15,456	15,456	1,420	1,420
Interest rate caps not designated as hedging instruments:
Customers	—	48	—	685
Third party broker	48	—	685	—
	48	48	685	685
	$15,594	$15,504	$11,491	$2,388
Derivatives Designated as Hedging Instruments
At December 31, 2018, the Company had 16 interest rate swap contracts with total notional amounts of $280 million that were designated as cash flow hedges of floating rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. These hedge relationships were expected to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the nine months ended September 30, 2019 and 2018.
In February and March 2019, the Company terminated these 16 interest rate swaps designated as cash flow hedges. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between four months and seven years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On August 8, 2019, the Company entered into five interest rate swap contracts with notional amounts totaling $64.2 million that were designated as cash flow hedges to manage the exposure of floating rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2019 totaling $64.2 million. These interest rate swap contracts mature in approximately three years. The Company expects these interest rates swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures.
The Company’s interest rate swaps designated as cash flow hedges involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
Derivatives Not Designated as Hedging Instruments
At September 30, 2019 and December 31, 2018, the Company had 27 and eight interest rate swap contracts with customers, respectively, with a total notional amount of $304.2 million and $80.4 million, respectively. These instruments involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contract. In addition, at September 30, 2019 and December 31, 2018, the Company had 27 and eight interest rate swap mirror contracts, respectively, with a third party broker with similar terms.
In the third quarter of 2019, we entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary, will receive payments from the counterparty if the borrower defaults on the related interest rate swap contract. As of September 30, 2019, we had two swap participation agreements with an aggregate notional amount of approximately $30.2 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of September 30, 2019, the fair value of swap participation agreements was not significant.
At September 30, 2019 and December 31, 2018, the Company had 15 and 16 interest rate cap contracts with customers with a total notional amount of $292.2 million and $323.7 million, respectively. In addition, at September 30, 2019 and December 31, 2018, the Company had 15 and 16 interest rate cap mirror contracts, respectively, with various third party brokers with similar terms.

9.	Stock-based Incentive Compensation Plan
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
During the three and nine month periods ended September 30, 2019, the Company recorded $1.5 million and $4.4 million, respectively, of compensation expense related to the restricted stock awards granted in December 2018 and January 2019. The total unamortized deferred compensation expense of $5.3 million for all unvested restricted stock outstanding at September 30, 2019 will be recognized over a weighted average period of 1.6 years.

On October 7, 2019 the Company granted 2,583 shares of restricted stock to a new employee. These shares of restricted stock will vest in three approximately equal amounts on each October 7, 2020, 2021 and 2022. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $19.35.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2019 and 2018 were 21.50% and 25.34%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecast permanent non-taxable interest and other income, and the impact of permanent non-deductible discrete expense items incurred during the period, which primarily include the non-deductible spin-off costs in 2018 and the effect of corporate state taxes for the nine months ended September 30, 2019.
11.    Accumulated Other Comprehensive Income (Loss) (“AOCI/AOCL”):
The components of AOCI/AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2019			December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on securities available for sale	$14,531	$(3,552)	$10,979	$(33,145)	$8,104	$(25,041)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	8,113	(1,984)	6,129	9,103	(2,226)	$6,877
Total AOCI (AOCL)	$22,644	$(5,536)	$17,108	$(24,042)	$5,878	$(18,164)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The components of other comprehensive income (loss) for the periods presented is summarized as follows:

	Three Months Ended September 30,
	2019			2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on securities available for sale:
Change in fair value arising during the period	$9,087	$(2,221)	$6,866	$(6,537)	$1,599	$(4,938)
Reclassification adjustment for net (gains) losses included in net income	(906)	221	(685)	15	(4)	11
	8,181	(2,000)	6,181	(6,522)	1,595	(4,927)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	90	(22)	68	2,437	(597)	1,840
Reclassification adjustment for net interest income included in net income	(370)	90	(280)	(227)	56	(171)
	(280)	68	(212)	2,210	(541)	1,669
Total other comprehensive income (loss)	$7,901	$(1,932)	$5,969	$(4,312)	$1,054	$(3,258)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2019			2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on securities available for sale:
Change in fair value arising during the period	$49,578	$(12,121)	$37,457	$(34,103)	$8,734	$(25,369)
Reclassification adjustment for net gains included in net income	(1,902)	465	(1,437)	(1)	—	(1)
	47,676	(11,656)	36,020	(34,104)	8,734	(25,370)
Net unrealized holding (losses) gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	75	(18)	57	11,045	(2,836)	8,209
Reclassification adjustment for net interest income included in net income	(1,065)	260	(805)	(20)	3	(17)
	(990)	242	(748)	11,025	(2,833)	8,192
Total other comprehensive income (loss)	$46,686	$(11,414)	$35,272	$(23,079)	$5,901	$(17,178)

12. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of September 30, 2019 and December 31, 2018 were 28,985,996 and 26,851,832, respectively.
IPO Over-allotment Option
On January 23, 2019, the underwriters of the Company’s IPO partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per share. The net proceed to the Company from this transaction was approximately $3.0 million.
Private Placements
On February 1, 2019 and February 28, 2019, the Company issued and sold 153,846 and 1,750,000 shares of its Class A common stock, respectively, in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Securities and SEC Rule 506 (the “Private Placements”). The net proceed to the Company from the Private Placements totaled approximately $26.7 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued as of September 30, 2019 and December 31, 2018 were 17,751,053. As of September 30, 2019 and December 31, 2018, there were 14,218,596 shares and 16,330,917 shares, respectively, of Class B common stock outstanding. As of September 30, 2019 and December 31, 2018, the Company had 3,532,457 shares and 1,420,136 shares, respectively, of Class B common stock held as treasury stock under the cost method.
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
c) Dividends
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to MSF, or $0.94 per common share.
13.    Commitments and Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.3 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $4.1 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2019 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$821,197
Credit card facilities (1)	145,866
Standby letters of credit	15,825
Commercial letters of credit	5,330
$988,218
__________________

(1)
In April 2019, we revised our credit card program to further strengthen credit quality. The Company stopped the charging privileges to our smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they are required to repay all balances by January 2020. As a result of these actions, the Company no longer carries off-balance sheet credit risk associated with its former credit card program.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

14.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$940,260	$—	$940,260
Corporate debt securities	—	243,149	—	243,149
U.S. government agency debt securities	—	226,644	—	226,644
Municipal bonds	—	50,198	—	50,198
Mutual funds	—	23,957	—	23,957
U.S treasury securities	—	994	—	994
	—	1,485,202	—	1,485,202
Bank owned life insurance	—	210,414	—	210,414
Derivative instruments	—	15,594	—	15,594
	$—	$1,711,210	$—	$1,711,210
Liabilities
Derivative instruments	$—	$15,504	$—	$15,504

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$820,779	$—	$820,779
Corporate debt securities	—	352,555	—	352,555
U.S. government agency debt securities	—	216,985	—	216,985
Municipal bonds	—	160,212	—	160,212
Mutual funds	—	23,110	—	23,110
Commercial paper	—	12,410	—	12,410
	—	1,586,051	—	1,586,051
Bank owned life insurance	—	206,141	—	206,141
Derivative instruments	—	11,491	—	11,491
	$—	$1,803,683	$—	$1,803,683
Liabilities
Derivative instruments	$—	$2,388	$—	$2,388
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table presents the major category of assets measured at fair value on a nonrecurring basis at September 30, 2019:

	September 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for sale	$1,918	$—	$—	$—
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

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,752,224	$2,635,286	$2,850,015	$2,739,721
Financial liabilities:
Time deposits	1,713,322	1,729,324	1,745,025	1,740,752
Advances from the FHLB	1,170,000	1,181,775	1,166,000	1,167,213
Junior subordinated debentures	92,246	86,757	118,110	99,450

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

15.	Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$11,931	$11,551	$37,859	$31,403
Denominator:		`
Basic weighted average shares outstanding	42,466	42,489	42,562	42,489
Dilutive effect of share-based compensation awards	449	—	319	—
Diluted weighted average shares outstanding	42,915	42,489	42,881	42,489

Basic earnings per common share	$0.28	$0.27	$0.89	$0.74
Diluted earnings per common share	$0.28	$0.27	$0.88	$0.74
As of September 30, 2019, potential dilutive instruments consist of 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of September 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings for the nine months ended September 30, 2019. As of September 30, 2018, the Company had no outstanding dilutive instruments.

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
Cautionary Notice Regarding Forward-Looking Statements
Various of the statements made in this Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, without limitation, future financial and operating results; costs and revenues; economic conditions generally and in our markets and among our customer base; loan demand; drivers for improvement; mortgage lending activity; changes in the mix of our earning assets and our deposit and wholesale liabilities; net interest income and margin; yields on earning assets; interest rates and yield curves (generally and those applicable to our assets and liabilities); credit quality, including loan performance, non-performing assets, provisions for loan losses, charge-offs, other-than-temporary impairments and collateral values; the effect of redemptions of certain fixed rate trust preferred securities and related junior subordinated debt; rebranding and staff realignment costs and expected savings; market trends; and customer preferences, as well as statements with respect to our objectives, expectations and intentions and other statements that are not historical facts. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlooks,” “modeled” and other similar words and expressions of the future in this Form 10-Q. These forward-looking statements should be read together with the “Risk Factors” included in our Form 10-K and our other reports filed with the SEC. Additionally, these forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•
our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets which assume, among other things, continued growth in our domestic loans, increased domestic deposits, changes in the rates of decline of our foreign deposits, increased cross-selling of services and increased efficiency and cost savings;

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

•
the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, interest rate, and credit conditions, including changes in borrowers’ credit risks and payment behaviors, including those resulting from the changes to our credit card program in April 2019 and October 2019;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

•
compliance with the Bank Secrecy Act of 1970, the rules of the Treasury Department’s Office of Foreign Assets Control and anti-money laundering laws and regulations, and various U.S. Executive Orders especially given our exposure to Venezuelan customers;

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

•
the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses, valuations of assets and liabilities and other estimates, including the timing and effects of the implementation of the current expected credit losses model to financial instruments (“CECL”) and the changes in our credit card programs;

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

•
the effects of war, civil unrest, or other conflicts, acts of terrorism, floods, hurricanes or other catastrophic events that may affect general economic conditions, including in countries where we have depositors and other customers;

•
the effects of recent and future legislative and regulatory changes, including changes in banking, securities, tax, trade and finance laws, rules and regulations, such as the planned cessation of LIBOR, and their application by our regulators;

•	our ability to continue to increase our core domestic deposits, and reduce the rate of decline of foreign deposits;

•	the occurrence of fraudulent activity, data breaches or failures of our information security controls or cybersecurity-related incidents that may compromise our systems or customers’ information;

•	interruptions involving our information technology and telecommunications systems or third-party services;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;

•	the costs and obligations associated with being a public company;

•	our ability to maintain our strong reputation, particularly in light of our ongoing rebranding effort;

•	claims or legal actions to which we may be subject in the normal course of business; and

•	the other factors and information in our Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Form 10-K.
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
OVERVIEW
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Amerant Trust and Amerant Investments subsidiaries. The Bank’s primary markets are South Florida, where we operate 17 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties, and Dallas, Texas and New York, New York, where we operate loan production offices. We have no foreign offices.
Rebranding
We launched “Amerant” as our new brand across all our markets in April 2019. The launch included rebranding of all digital platforms, new signs in our branches and buildings, and a broad campaign through digital and traditional media focused on brand awareness. We expect our rebranding to be substantially completed by the end of 2019 and expect to incur approximately $0.9 million in additional rebranding expenses by year-end.
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
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (the “FHLB”) and other borrowings such as repurchase agreements and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds.
Changes in market interest rates and interest we earn on interest-earning assets, or which we pay on interest-bearing liabilities, as well as the volumes and the types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, usually have the largest impact on periodic changes in our net interest spread, NIM and net interest income. We measure net interest income before and after the provision for loan losses. The Federal Reserve has cut the target market interest rate, the target federal funds rate, twice in the quarterly period ending September 30, 2019, and once more in October, each time in 25 basis point increments.

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
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody and account administrative services and ancillary fees during the contractual period. Our assets under management and custody accounts increased $120.8 million, or 7.6%, to $1.7 billion at September 30, 2019 from $1.6 billion at December 31, 2018. The Company is focused on leveraging our wealth management platform to grow this side of our domestic business.
Income from changes in the cash surrender value of our BOLI policies, which is nontaxable, represents the amount that may be realized under the contracts with the insurance carriers.
Credit card issuance fees currently are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees have included credit card issuance and credit and debit card interchange and other fees.
We have been revising our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We entered into referral arrangements with recognized U.S.-based card issuers which will permit us to serve our international and domestic customers and we will earn referral fees and share interchange revenue without exposure to credit risk. Our credit card issuance and interchange fees, and interest, will decrease as we cease to be a direct card issuer.
We have historically provided certain administrative services to our Former Parent and its non-U.S. affiliates under administrative services and transition agreements with arms-length terms and charges. Income from this source was based on the direct costs associated with providing the services plus a markup, which were reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. During the nine months ended September 30, 2019, we were paid approximately $1.0 million for these services. These administrative and transition services have substantially ended, with only a small portion expected to remain through the end of 2019. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide certain shareholder services to us.
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
Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel.
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
FDIC deposit and business insurance assessments and premiums include deposit insurance, net of any credits applied against these premiums, corporate liability and other business insurance premiums.
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
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During the first nine months of 2019, we incurred approximately $4.9 million of restructuring expenses which included $1.4 million of staff realignment expenses and $3.6 million of rebranding expenses.
Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, non-performing and restructured assets. We also manage the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
We review and update our allowance for loan loss model annually to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.

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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000, but we are currently reducing these balances to focus on relationship driven core deposits. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the lending pipeline, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the characteristics and maturities of our assets when compared to the characteristics of our liabilities and other factors.
Summary Results
The summary results for the third quarter and nine months ended September 30, 2019 include the following (See “Selected Financial Information” for an explanation of non-GAAP financial measures):

•
Pretax income of $15.2 million, up 1.7% from $14.9 million in the third quarter of 2018. Pretax income for the nine months ended September 30, 2019 was $48.2 million, up 14.7% compared to $42.1 million in the same period of 2018.

•
Net interest income of $52.6 million, down 5.5% compared to $55.6 million in the third quarter of 2018 mainly due to lower average interest-earning assets, the replacement of lower cost international deposits with higher cost domestic deposits, and higher time deposit costs, partially offset by improved loan yields. Net interest income for the nine months ended September 30, 2019 was $161.8 million, down 0.3% compared to $162.3 million in the same period of 2018.

•
Credit quality remained strong. The Company released $1.5 million from the allowance for loan losses, compared to a $1.6 million provision in the third quarter of 2018. The ratio of allowance for loan losses (“ALL”) to total loans was 0.93% as of September 30, 2019, down from 1.13% in the same period last year. The ratio of loan charge-offs to average total loans in the third quarter 2019 was 0.16%, in line with the low level of the same period last year.

•
Noninterest income was $13.8 million, up 6.8% compared to $13.0 million in the same quarter of 2018, notwithstanding lower fee income from our Venezuelan customers’ trading activities being curtailed earlier this year as a result of U.S. sanctions on Venezuelan government securities. Noninterest income was $41.1 million in the nine months ended September 30, 2019, down 1.8% from $41.9 in the same nine months of 2018.

•
Noninterest expense was $52.7 million, up 1.3% compared to $52.0 million in the same quarter of 2018. Noninterest expense was $157.6 million in the nine months ended September 30, 2019, down 1.7% from $160.3 million in the same period of 2018. Third quarter 2019 noninterest expense includes an additional compensation expense of $1.5 million ($4.4 million year-to-date) in connection with the amortization of restricted stock awards granted in December in 2018 and January 2019 in connection with the Company’s IPO. Adjusted noninterest expense was $51.5 million in the third quarter of 2019, down 0.6% from $51.8 million in the same quarter of 2018. Adjusted noninterest expense primarily excludes expenses associated with restructuring activities, including $1.3 million of rebranding and staff reduction expenses in the third quarter of 2019 and $0.3 million of spin-off costs in the third quarter of 2018. Adjusted noninterest expense for the first nine months of 2019 was $152.7 million, down 0.9% compared to $154.0 million in the same period of 2018.

•
The efficiency ratio was 77.6% (75.2% adjusted for rebranding and staff reduction costs) for the nine months ended September 30, 2019, compared to 78.5% (75.5% adjusted for spin-off costs) for the corresponding period of 2018.

•
Stockholders’ equity per common share increased to $19.11, a 11.6% improvement compared to $17.13 a year ago. Tangible book value per common share rose to $18.63, a 12.0% improvement compared to $16.63 a year ago.

Selected Financial Information
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and our audited consolidated financial statement as of December 31, 2018. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2019 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	September 30, 2019	December 31, 2018
(in thousands)
Consolidated Balance Sheets
Total assets	$7,864,260	$8,124,347
Total investments	1,632,985	1,741,428
Total gross loans (1)	5,753,709	5,920,175
Allowance for loan losses	53,640	61,762
Total deposits	5,692,848	6,032,686
Junior subordinated debentures (2)	92,246	118,110
Advances from the FHLB and other borrowings	1,170,000	1,166,000
Stockholders' equity	825,751	747,418

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands, except per share amounts)
Consolidated Results of Operations
Net interest income	$52,600	$55,633	$161,826	$162,255
(Reversal of) provision for loan losses	(1,500)	1,600	(2,850)	1,750
Noninterest income	13,836	12,950	41,139	41,881
Noninterest expense	52,737	52,042	157,587	160,325
Net income	11,931	11,551	37,859	31,403
Effective income tax rate	21.50%	22.69%	21.50%	25.34%

Common Share Data (3)
Stockholders' book value per common share	$19.11	$17.13	$19.11	$17.13
Tangible stockholders' equity (book value) per common share (4)	$18.63	$16.63	$18.63	$16.63
Basic earnings per common share	$0.28	$0.27	$0.89	$0.74
Diluted earnings per common share	$0.28	$0.27	$0.88	$0.74
Basic weighted average shares outstanding	42,466	42,489	42,562	42,489
Diluted weighted average shares outstanding (5)	42,915	42,489	42,881	42,489
Cash dividend declared per common share (6)	—	—	—	$0.94

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (7)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM) (8)	2.80%	2.83%	2.89%	2.74%
Net income / Average total assets (ROA) (9)	0.60%	0.55%	0.64%	0.50%
Net income / Average stockholders' equity (ROE) (10)	5.81%	6.13%	6.43%	5.63%

Capital Indicators
Total capital ratio (11)	14.77%	12.81%	14.77%	12.81%
Tier 1 capital ratio (12)	13.93%	11.88%	13.93%	11.88%
Tier 1 leverage ratio (13)	11.15%	9.95%	11.15%	9.95%
Common equity tier 1 capital ratio (CET1) (14)	12.57%	10.34%	12.57%	10.34%
Tangible common equity ratio (15)	10.26%	8.40%	10.26%	8.40%

Asset Quality Indicators (%)
Non-performing assets / Total assets (16)	0.42%	0.35%	0.42%	0.35%
Non-performing loans / Total loans (1) (17)	0.57%	0.48%	0.57%	0.48%
Allowance for loan losses / Total non-performing loans (18)	163.42%	233.89%	163.42%	233.89%
Allowance for loan losses / Total loans (1) (18)	0.93%	1.13%	0.93%	1.13%
Net charge-offs / Average total loans (19)	0.16%	0.14%	0.12%	0.10%

Efficiency Indicators
Efficiency ratio (20)	79.38%	75.88%	77.64%	78.54%
Full-Time-Equivalent Employees (FTEs)	838	948	838	948

Adjusted Selected Consolidated Results of Operations and Other Data (21)
Adjusted noninterest expense	$51,474	$51,766	$152,655	$154,011
Adjusted net income	12,923	11,970	41,731	37,801
Adjusted earnings per common share (5)	0.30	0.28	0.98	0.89
Adjusted earnings per diluted common share (5)	0.30	0.28	0.97	0.89
Adjusted net income / Average total assets (Adjusted ROA) (9)	0.65%	0.57%	0.70%	0.60%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (10)	6.30%	6.35%	7.09%	6.78%
Adjusted efficiency ratio (22)	77.48%	75.48%	75.21%	75.45%

__________________

(1)	Total gross loans are net of deferred loan fees and costs. At September 30, 2019, total loans include $1.9 million in loans held for sale. There were no loans held for sale at December 31, 2018.

(2)	During the three months ended September 30, 2019, the Company redeemed $25.0 million of its 10.60% and 10.18% trust preferred securities and related junior subordinated debentures.

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

(5)
As of September 30, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of September 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings for the three (not shown due to rounding) and nine months ended September 30, 2019. We had no outstanding dilutive instruments as of any period prior to December 2018.

(6)	Special cash dividend of $40.0 million paid to our Former Parent in connection with the spin-off.

(7)	Operating data for the three and nine month periods ended September 30, 2019 and 2018 have been annualized.

(8)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities available for sale and held to maturity, deposits with banks and other financial assets which yield interest or similar income.

(9)	Calculated based upon the average daily balance of total assets.

(10)	Calculated based upon the average daily balance of stockholders’ equity.

(11)	Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.

(12)	Tier 1 capital divided by total risk-weighted assets.

(13)
Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $89.1 million and $114.1 million at September 30, 2019 and 2018, respectively. In the three months ended September 30, 2019, $25.0 million in trust preferred securities were redeemed. See footnote 2.

(14)	Common Equity Tier 1 (CET 1) capital divided by total risk-weighted assets.

(15)
Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles assets are included in other assets in the Company’s consolidated balance sheets.

(16)
Non-performing assets include all accruing loans past due 90 days or more, all nonaccrual loans, restructured loans that are considered “troubled debt restructurings” or “TDRs”, and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $32.8 million and $29.7 million as of September 30, 2019 and 2018, respectively.

(17)
Non-performing loans include all accruing loans 90 days or more past due, all nonaccrual loans and restructured loans that are considered TDRs. Non-performing loans were $32.8 million and $29.7 million as of September 30, 2019 and 2018, respectively.

(18)
Allowance for loan losses was $53.6 million and $69.5 million as of September 30, 2019 and 2018, respectively. See Note 5 to our audited consolidated financial statements in our Form 10-K and Note 4 to these unaudited interim consolidated financial statements for more details on our impairment models.

(19)	Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(20)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.

(21)
This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.

(22)	Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring and spin-off costs, described in “Non-GAAP Financial Measures Reconciliation” herein.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2019	2018	2019	2018
Total noninterest expenses	$52,737	$52,042	$157,587	$160,325
Less: restructuring costs (1):
Staff reduction costs	450	—	1,357	—
Rebranding costs	813	—	3,575	—
Total restructuring costs	1,263	—	4,932	—
Less spin-off costs:
Legal fees	—	186	—	3,186
Additional contribution to non-qualified deferred compensation plan on behalf of participants to partially mitigate tax effects of unexpected early distribution due to spin-off (2)	—	—	—	1,200
Accounting and consulting fees	—	90	—	1,384
Other expenses	—	—	—	544
Total spin-off costs	—	276	—	6,314
Adjusted noninterest expenses	$51,474	$51,766	$152,655	$154,011

Net income	$11,931	$11,551	$37,859	$31,403
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	1,263	—	4,932	—
Income tax effect	(271)	—	(1,060)	—
Total after-tax restructuring costs	992	—	3,872	—
Plus after-tax total spin-off costs:
Total spin-off costs before income tax effect	—	276	—	6,314
Income tax effect (3)	—	143	—	84
Total after-tax spin-off costs	—	419	—	6,398
Adjusted net income	$12,923	$11,970	$41,731	$37,801

Basic earnings per share	$0.28	$0.27	$0.89	$0.74
Plus: after tax impact of restructuring costs	0.02	—	0.09	—
Plus: after tax impact of total spin-off costs	—	0.01	—	0.15
Total adjusted basic earnings per common share	$0.30	$0.28	$0.98	$0.89

Diluted earnings per share (4)	$0.28	$0.27	$0.88	$0.74
Plus: after tax impact of restructuring costs	0.02	—	0.09	—
Plus: after tax impact of total spin-off costs	—	0.01	—	0.15
Total adjusted diluted earnings per common share	$0.30	$0.28	$0.97	$0.89

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2019	2018	2019	2018
Net income / Average total assets (ROA)	0.60%	0.55%	0.64%	0.50%
Plus: after tax impact of restructuring costs	0.05%	—%	0.06%	—%
Plus: after tax impact of total spin-off costs	—%	0.02%	—%	0.10%
Adjusted net income / Average total assets (Adjusted ROA)	0.65%	0.57%	0.70%	0.60%

Net income / Average stockholders' equity (ROE)	5.81%	6.13%	6.43%	5.63%
Plus: after tax impact of restructuring costs	0.49%	—%	0.66%	—%
Plus: after tax impact of total spin-off costs	—%	0.22%	—%	1.15%
Adjusted net income / Stockholders' equity (Adjusted ROE)	6.30%	6.35%	7.09%	6.78%

Efficiency ratio	79.38%	75.88%	77.64%	78.54%
Less: impact of restructuring costs	(1.90)%	—%	(2.43)%	—%
Less: impact of total spin-off costs	—%	(0.40)%	—%	(3.09)%
Adjusted efficiency ratio	77.48%	75.48%	75.21%	75.45%

Stockholders' equity	$825,751	$727,675	$825,751	$727,675
Less: goodwill and other intangibles	(20,933)	(21,078)	(20,933)	(21,078)
Tangible common stockholders' equity	$804,818	$706,597	$804,818	$706,597
Total assets	$7,864,260	$8,435,802	$7,864,260	$8,435,802
Less: goodwill and other intangibles	(20,933)	(21,078)	(20,933)	(21,078)
Tangible assets	$7,843,327	$8,414,724	$7,843,327	$8,414,724
Common shares outstanding	43,205	42,489	43,205	42,489
Tangible common equity ratio	10.26%	8.40%	10.26%	8.40%
Stockholders' book value per common share	$19.11	$17.13	$19.11	$17.13
Tangible stockholders' book value per common share	$18.63	$16.63	$18.63	$16.63
_________

(1) Expenses incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(2) The spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution was taxable to plan participants as ordinary income during 2018. We partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they incurred as a result of the distribution increasing the plan participants' estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the period ended September 30, 2018 was approximately $952,000. As a result of the early taxable distribution to plan participants, we expensed and deducted for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeded the amount of the tax gross-up paid to plan participants.

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

(4) As of September 30, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of September 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings in the three (not shown due to rounding) and nine months ended September 30, 2019. We had no outstanding dilutive instruments as of any period prior to December 31, 2018.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2019 and 2018
Net income
The table below sets forth certain results of operations data for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2019	2018	2019 vs 2018		2019	2018	2019 vs 2018
Net interest income	$52,600	$55,633	$(3,033)	(5.5)%	$161,826	$162,255	$(429)	(0.3)%
(Reversal of) provision for loan losses	(1,500)	1,600	(3,100)	(193.8)%	(2,850)	1,750	(4,600)	(262.9)%
Net interest income after (reversal of) provision for loan losses	54,100	54,033	67	0.1%	164,676	160,505	4,171	2.6%
Noninterest income	13,836	12,950	886	6.8%	41,139	41,881	(742)	(1.8)%
Noninterest expense	52,737	52,042	695	1.3%	157,587	160,325	(2,738)	(1.7)%
Net income before income tax	15,199	14,941	258	1.7%	48,228	42,061	6,167	14.7%
Income tax	(3,268)	(3,390)	122	(3.6)%	(10,369)	(10,658)	289	(2.7)%
Net income	$11,931	$11,551	$380	3.3%	$37,859	$31,403	$6,456	20.6%
Basic earnings per common share	$0.28	$0.27	$0.01	3.7%	$0.89	$0.74	$0.15	20.3%
Diluted earnings per common share(1)	$0.28	$0.27	$0.01	3.7%	$0.88	$0.74	$0.14	18.9%
__________________

(1)
At September 30, 2019, potential dilutive instruments consist of 738,138 unvested shares of restricted stock. We had no outstanding dilutive instruments at September 30, 2018. See Note 15 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock on earnings per share for the nine months ended September 30, 2019.

Three Months Ended September 30, 2019 and 2018
Net income of $11.9 million, or $0.28 per share, in the three months ended September 30, 2019 represents an increase of $0.4 million, or 3.3% compared to the same quarter of 2018. Higher net income during the three months ended September 30, 2019 was mainly the result of: (i) the $1.5 million reversal of provision for loan losses in the third quarter of 2019 and (ii) higher noninterest income. These results were partially offset by: (i) higher noninterest expenses driven by rebranding expenses and staff reduction costs related to our restructuring activities and an additional compensation expense of $1.5 million in connection with the amortization of restricted stock awards granted in December 2018 and January 2019 and (ii) lower net interest income.
Net interest income declined from $55.6 million in three months ended September 30, 2018 to $52.6 million in the three months ended September 30, 2019. The decrease of $3.0 million, or 5.5%, was primarily due to higher time deposit costs and the replacement of the declining international deposits with higher cost domestic deposits. We expect that the costs of new deposits and income on loans and new variable rate investments may decrease with the expected decline in market interest rates. Changes in deposit rates may also lag the change in interest rates on our loans and investments.

Noninterest income increased $0.9 million in the three months ended September 30, 2019 compared to the same period one year ago, mainly due to the $0.9 million gain on sale of municipal bonds and floating-rate corporate securities in the third quarter of 2019 and higher income from derivative contracts sold to loan customers and fees from Treasury Management services. This was partially offset by lower income from brokerage, advisory and fiduciary activities and lower fees from administrative and transition services to our Former Parent.
Noninterest expenses increased $0.7 million, or 1.3%, in the three months ended September 30, 2019 compared to the same period one year ago, mainly as a result of higher other operating expenses driven by rebranding and staff reduction expenses and higher telecommunication and data processing expenses. This was partially offset by lower FDIC insurance expenses, lower occupancy and equipment expenses as well as a decrease in the costs associated with salaries and employee benefits. The decrease in costs associated with salaries and employee benefits were partially offset by an additional compensation expense of $1.5 million in connection with restricted stock awards granted in December 2018 and January 2019 and higher staff reduction costs. In the three months ended September 30, 2019 and 2018, noninterest expense included $1.3 million in restructuring costs, consisting primarily of rebranding and staff reduction costs, and $0.3 million in spin-off costs, respectively.
Adjusted net income for the quarter ended September 30, 2019 was $12.9 million, 8.0% higher than the same quarter one year ago. Adjusted net income excludes restructuring costs of $1.3 million in the three months ended September 30, 2019, and spin-off costs of $0.3 million in the same period one year ago. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Nine Months Ended September 30, 2019 and 2018
Net income of $37.9 million, or 0.88 per diluted share, in the nine months ended September 30, 2019 represents an increase of $6.5 million, or 20.6%, compared to the same period of 2018. Higher net income during the nine months ended September 30, 2019 was mainly the result of: (i) a $2.9 million reversal of provision for loan losses in the first nine months of 2019 and (ii) no spin-off costs during the first nine months of 2019. These results were partially offset by: (i) lower noninterest income mainly due to a decrease in brokerage advisory and fiduciary fees; (ii) an additional compensation expense of $4.4 million in connection with restricted stock awards granted in December 2018 and January 2019; (iii) staff reduction costs related to our restructuring activities, and (iv) lower net interest income.
Net interest income declined from $162.3 million in the nine months ended September 30, 2018, to $161.8 million in the nine months ended September 30, 2019, a decrease of $0.4 million, or 0.3%. This change was due primarily to higher deposit costs, mostly related to time deposits, and the shift of deposits from international to domestic.
Noninterest income decreased $0.7 million, or 1.8%, in the nine months ended September 30, 2019 compared to the same period one year ago, primarily due to lower income from brokerage, advisory and fiduciary activities, lower fees from administrative and transition services to our Former Parent (all but one of the services was terminated by May 31, 2019), lower deposit and service fees and lower gain on early extinguishment of FHLB advances. This was partially offset by a $1.9 million aggregate gain on municipal bonds and floating rate corporate securities sold in the first nine months of 2019, higher income from derivative contracts sold to loan customers and fees from Treasury Management services.

Noninterest expenses decreased $2.7 million, or 1.7%, in the nine months ended September 30, 2019 compared to the same period one year ago. This was mainly the result of lower professional and other services fees as well as lower costs associated with salaries and employee benefits primarily due to no spin-off costs in the first nine months of 2019 and lower FDIC assessments and insurance expenses. These results were partially offset by: (i) higher other operating expenses mainly due to rebranding, (ii) an additional compensation expense of $4.4 million in connection with restricted stock awards granted in December 2018 and January 2019, (iii) staff reduction costs related to our restructuring activities and (iv) higher data processing and telecommunication expenses. In the nine months ended September 30, 2019 and 2018, noninterest expense included $4.9 million in restructuring costs, consisting primarily of rebranding and staff reduction costs, and $6.3 million in spin-off costs, respectively.
Net interest income
Three Months Ended September 30, 2019 and 2018
In the third quarter of 2019, we earned $52.6 million of net interest income, a decline of $3.0 million, or 5.5%, from $55.6 million in the same period of 2018. The decrease in net interest income was driven by: (i) an increase of 21 basis points in average rates paid on interest bearing liabilities due to higher cost of deposits driven by replacing some of the run-off in international deposits, which are less expensive, with domestic deposits, coupled with the higher cost of time deposits, and (ii) a 6.3% decrease in the average balance of interest-earning assets driven by a reduction in the loan portfolio and investment securities balances. This was partially offset by a 10 basis points improvement in the average yield on interest-earning assets and an 8.0% decrease in average interest-bearing liabilities. Net interest margin decreased 3 basis points from 2.83% in the third quarter of 2018 to 2.80% in the same period of 2019. The decrease in the net interest margin was mainly driven by higher time deposits costs and the replacement of international deposits with higher cost domestic deposits.
Our net interest income and NIM are expected to remain pressured due to the continued run-off of our low cost international deposits and further declines in interest rates which may drive an increase in loan prepayments and the prepayment speeds of investment securities. Against this backdrop, in the third quarter of 2019, the Company took advantage of the yield curve inversion to accelerate the rate decrease on its variable-rate junior subordinated debentures through interest rate swaps, and by taking fixed-rate longer-term advances from the FHLB with callable features. Additionally, during this quarter, we reached the inflexion point for CD costs as maturing CDs are generally repricing at lower rates than the rates they previously carried. The costs of new deposits and loan income are likely to trend down with market rates in the coming months.
On July 31, 2019 and September 7, 2019, the Company redeemed all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Commercebank Capital Trust III subsidiary (“Capital Trust III”), and all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Commercebank Statutory Trust II subsidiary (“Statutory Trust II”). These redemptions are expected to reduce the Company’s annual pretax interest expense by approximately $2.6 million. See “—Capital Resources and Liquidity Management” for detailed information. Additionally, on August 8, 2019 the Company entered into five interest rate swap contracts with notional amounts totaling $64.2 million, that were designed as cash flow hedges, to manage the exposure of floating interest payments on all of the Company’s variable-rate junior subordinated debentures. These cash flow hedges took advantage of the inverted yield curve to reduce the Company’s interest expense. The Company will continue to explore the use of hedging activities to manage its interest rate risk.
Interest Income. Total interest income was $78.2 million in the third quarter of 2019, compared to $79.6 million for the same period of 2018. The $1.4 million, or 1.8%, decline in total interest income was primarily due to lower average balances of interest-earning assets driven by the strategic run-off of foreign financial institution loans and non-relationship shared national credits and a lower balance of investment securities. This was partially offset by higher rates on loans in the third quarter of 2019 with respect to the same period of 2018. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the third quarter of 2019 was $66.1 million compared to $66.8 million for the comparable period of 2018. The $0.7 million, or 1.0%, decrease was primarily due to a 6.0% decrease in the average balance of loans in the third quarter of 2019 over the same period in 2018, mainly as a result of the strategic run-off of foreign financial institution loans and non-relationship shared national credit loans, which have not yet been fully replaced with domestic relationship C&I and CRE loans. This was partially offset by a 13 basis point increase in average yields. In the third quarter of 2019, the increase in average yields reflects the Company’s continued focus on higher-yielding domestic relationship-based loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio decreased $0.9 million, or 8.0%, to $9.8 million in the third quarter of 2019 compared to $10.7 million in the same period of 2018. This was due to a decline of 8.2% in the average volume of securities available for sale in the third quarter of 2019 with respect to the same quarter in

2018. The decline of 8.2% in the average volume of securities available for sale was mainly driven by sales, prepayments and maturities totaling approximately $116.4 million in the third quarter of 2019, including the sale of approximately $23.8 million of municipal bonds and $11.8 million of floating-rate corporate securities.
Interest Expense. Interest expense on interest-bearing liabilities increased $1.6 million, or 6.7%, to $25.6 million in the third quarter of 2019 compared to $24.0 million in the same period of 2018, primarily due to higher rates paid on total deposits, partially offset by lower average balances of total deposits, advances from the FHLB and junior subordinated debentures.
Interest expense on deposits increased to $17.6 million in the third quarter of 2019 compared to $15.2 million for the same period of 2018. The $2.4 million, or 15.6%, increase was primarily due to a 28 basis point increase in the average rates paid on deposits, driven by replacing some of the run-off in international deposits, which are less expensive, with domestic deposits, coupled with the higher cost of time deposits, which, up to the third quarter of 2019, were repricing at higher levels than previously carried. Average total time deposits decreased by $115.0 million, or 4.7%, mainly as a result our strategic decision to decrease the promotional interest rates we paid. We continue to focus our efforts to retain customers with higher probabilities of renewal at lower-than-market rates. Also, we have implemented a strategy for renewing customer’s certificates of deposits (“CDs”) with lower probability of renewals through our promotions. As a result, we were able to renew approximately $290.6 million in CDs in the first nine months of 2019 at rates that were lower than the highest rates paid in our markets. Average total checking and savings account balances for the second quarter decreased year-on-year by $366.9 million, or 12.2%, primarily due to a decline of $429.2 million, or 17.0%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $76.4 million, or 19.7%, in commercial accounts and $352.8 million, or 16.6%, in personal accounts. The overall decline in average commercial and personal accounts is primarily due to the continued outflow of funds of our Venezuelan customers as living conditions in their country remain challenging, and the Venezuelan economy is further dollarized.
Interest expense on FHLB advances and other borrowings decreased by $0.5 million, or 6.9%, in the third quarter of 2019 with respect to the same period of 2018. This was the result of a 4.3% decline in the average balance outstanding and a decrease of 10 basis points in the average rate paid on of these borrowings.

Interest expense on junior subordinated debentures decreased by $0.3 million, or 15.0%, in the three months ended September 30, 2019 compared to the same period last year, mainly driven by a decline of $11.2 million in the average balance outstanding in connection with the redemption of $25.9 million of junior subordinated debentures in the third quarter of 2019. See “—Capital Resources and Liquidity Management” for detailed information.
Nine Months Ended September 30, 2019 and 2018
In the nine months ended September 30, 2019, we earned $161.8 million of net interest income, a decline of $0.4 million, or 0.3%, from $162.3 million of net interest income earned in the same period of 2018. The slight decline in net interest income was due to an increase of 32 basis points in the average rates paid on interest bearing liabilities, mainly due to a higher cost of time deposits and the shift of deposits from international to domestic, and a decrease of 5.5% in the average balance of interest-earning assets. This was partially offset by a 40 basis point improvement in the average yield on interest-earning assets due to an increase in average rates and the strategic shift of the loan mix towards higher-yielding domestic relationship-based loans. Also, there was a 6.6% decrease in average interest-bearing liabilities. Net interest margin improved 15 basis points from 2.74% in the first nine months of 2018 to 2.89% in the same period of 2019, driven by higher average rates on assets and the strategic shift of the loan mix towards higher-yielding domestic relationship-based loans.
Interest Income. Total interest income was $237.7 million in the first nine months of 2019 compared to $227.5 million for the same period of 2018. The $10.3 million, or 4.5%, increase in total interest income was primarily due to higher average yields earned on interest-earning assets due to an increase in market rates since the comparable period in 2018 and the strategic shift of the loan mix towards higher-yielding domestic relationship-based loans. These improvements were partially offset by a decrease in the average balance of loans and available for sale securities during the first nine months of 2019 with respect to the same period of 2018. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the nine months ended September 30, 2019 was $199.6 million compared to $188.9 million for the comparable period of 2018. The $10.7 million, or 5.7%, increase was primarily due to a 45 basis point increase in average yields, due to the increase in market rates and the aforementioned change in the loan portfolio mix, partially offset by a 4.6% decrease in the average balance of loans in the first nine months of 2019 over the same period in 2018. In the nine months ended September 30, 2019, the increase in average yields reflects the Company’s continued focus on higher-yielding domestic relationship-based loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio decreased $1.2 million, or 3.7%, to $31.0 million in the nine months ended September 30, 2019 compared to $32.2 million in the same period of 2018. This was due to a decline of 8.0% in the average volume of securities available for sale partially offset by an increase of 12 basis points in the average yields in the first nine months of 2019 with respect to the same period in 2018. The decline of 8.0% in the average volume of securities available for sale was mainly driven by sales, prepayments and maturities totaling approximately $430.1 million in the first nine months of 2019, including the sale of $115 million of municipal bonds and $11.8 million of floating-rate corporate securities.

Interest Expense. Interest expense on interest-bearing liabilities increased $10.7 million, or 16.4%, to $75.9 million in the first nine months of 2019 compared to $65.2 million in the same period of 2018, primarily due to higher yields on total deposits, mainly time deposits, and the shift of deposits from international to domestic, partially offset by lower average balances of total checking and saving accounts and advances from the FHLB.
Interest expense on deposits increased to $51.2 million in the nine months ended September 30, 2019 compared to $40.0 million for the same period of 2018. The $11.2 million, or 28.1%, increase was primarily due to a 37 basis point increase in the average rates paid on deposits, partially offset by lower average total checking and saving account balances, which decreased 11.4%. Average time deposits decreased $9.3 million, or 0.4%, mainly as a result our strategic decision to decrease the promotional interest rates we paid which led to a decline in the rate of CD renewals. This was partially offset by increases due to our 2018 promotions, through which we sought longer-duration deposits due to our expectations, at that time, of higher interest rates in the future and changing customer preferences as interest rates increased. The decrease of $351.6 million, or 11.4%, in average total checking and saving account balances is primarily the result of a decline of $445.0 million, or 16.9%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $82.3 million, or 20.2%, in commercial accounts and $362.7 million, or 16.3%, in personal accounts. The overall decline in average commercial and personal accounts is primarily due to the continued outflow of funds of our Venezuelan customers as living conditions in their country remain challenging, and the Venezuelan economy is further dollarized.
Interest expense on FHLB advances and other borrowings declined $0.5 million, or 2.43%, in the nine months ended September 30, 2019 with respect to the same period of 2018. This was the result of a 6.7% decline in the average balance outstanding, partially offset by an increase of 10 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 1.14% to 3.23%, and variable interest rates based on 3-month LIBOR which decreased to 2.09% at September 30, 2019 from 2.40% at September 30, 2018. At September 30, 2019, $890.0 million (76.1%) of FHLB advances were fixed rate and $280.0 million (23.9%) were variable rate.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2019			2018
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,656,469	$66,118	4.64%	$6,018,655	$66,776	4.51%
Securities available for sale (2)	1,496,740	9,818	2.60%	1,631,215	10,668	2.64%
Securities held to maturity (3)	79,820	436	2.17%	87,535	347	1.60%
Federal Reserve Bank and FHLB stock	68,825	1,071	6.17%	71,983	1,168	6.65%
Deposits with banks	142,583	761	2.12%	137,034	666	1.96%
Total interest-earning assets	7,444,437	78,204	4.17%	7,946,422	79,625	4.07%
Total non-interest-earning assets less allowance for loan losses	472,967			515,712
Total assets	$7,917,404			$8,462,134

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,141,788	$191	0.07%	$1,376,015	$211	0.06%
Money market	1,152,700	4,109	1.41%	1,225,380	3,460	1.13%
Savings	354,554	16	0.02%	414,533	17	0.02%
Total checking and saving accounts	2,649,042	4,316	0.65%	3,015,928	3,688	0.49%
Time deposits	2,325,695	13,284	2.27%	2,440,678	11,531	1.90%
Total deposits	4,974,737	17,600	1.40%	5,456,606	15,219	1.12%
Securities sold under agreements to repurchase	378	3	3.15%	—	—	—%
Advances from the FHLB and other borrowings (4)	1,148,739	6,253	2.16%	1,200,739	6,716	2.26%
Junior subordinated debentures	106,899	1,748	6.49%	118,110	2,057	7.15%
Total interest-bearing liabilities	6,230,753	25,604	1.63%	6,775,455	23,992	1.42%
Total non-interest-bearing liabilities	872,488			933,045
Total liabilities	7,103,241			7,708,500
Stockholders’ equity	814,163			753,634
Total liabilities and stockholders' equity	$7,917,404			$8,462,134
Excess of average interest-earning assets over average interest-bearing liabilities	$1,213,684			$1,170,967
Net interest income		$52,600			$55,633
Net interest rate spread			2.54%			2.65%
Net interest margin (5)			2.80%			2.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	119.48%			117.28%

	Nine Months Ended September 30,
	2019			2018
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,668,493	$199,641	4.71%	$5,941,904	$188,894	4.26%
Securities available for sale (2)	1,524,733	31,023	2.72%	1,656,669	32,216	2.60%
Securities held to maturity (3)	82,370	1,527	2.48%	88,615	1,204	1.82%
Federal Reserve Bank and FHLB stock	67,387	3,242	6.43%	70,870	3,213	6.09%
Deposits with banks	132,617	2,304	2.32%	150,531	1,945	1.73%
Total interest-earning assets	7,475,600	237,737	4.25%	7,908,589	227,472	3.85%
Total non-interest-earning assets less allowance for loan losses	473,146			515,022
Total assets	$7,948,746			$8,423,611

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,203,449	$766	0.09%	$1,423,390	$413	0.04%
Money market	1,151,444	11,823	1.37%	1,221,646	9,111	1.00%
Savings	369,067	49	0.02%	430,535	54	0.02%
Total checking and saving accounts	2,723,960	12,638	0.62%	3,075,571	9,578	0.42%
Time deposits	2,353,866	38,577	2.19%	2,363,152	30,403	1.72%
Total deposits	5,077,826	51,215	1.35%	5,438,723	39,981	0.98%
Securities sold under agreements to repurchase	127	3	3.16%	141	2	1.90%
Advances from the FHLB and other borrowings (4)	1,107,531	18,750	2.26%	1,186,945	19,217	2.16%
Junior subordinated debentures	114,332	5,943	6.95%	118,110	6,017	6.85%
Total interest-bearing liabilities	6,299,816	75,911	1.61%	6,743,919	65,217	1.29%
Total non-interest-bearing liabilities	861,759			936,520
Total liabilities	7,161,575			7,680,439
Stockholders’ equity	787,171			743,172
Total liabilities and stockholders' equity	$7,948,746			$8,423,611
Excess of average interest-earning assets over average interest-bearing liabilities	$1,175,784			$1,164,670
Net interest income		$161,826			$162,255
Net interest rate spread			2.64%			2.56%
Net interest margin (5)			2.89%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.66%			117.27%
_____________

(1)
Average non-performing loans of $32.5 million and $32.7 million for the three months ended September 30, 2019 and 2018, respectively, and $25.6 million and $32.7 million for the nine months ended September 30, 2019 and 2018, respectively, are included in the average loan portfolio net balance.

(2)
Includes nontaxable securities with average balances of $66.5 million and $173.2 million for the three months ended September 30, 2019 and 2018, respectively, and $115.5 million and $174.7 million for the nine months ended September 30, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities for the three months ended September 30, 2019 and 2018 was 3.92% and 4.47%, respectively, and 4.01% and 4.01% for the nine months ended September 30, 2019 and 2018, respectively. In the three and nine month periods ended September 30, 2019 and 2018, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(3)
Includes nontaxable securities with average balances of $79.8 million and $87.5 million for the three months ended September 30, 2019 and 2018, respectively, and $82.4 million and $88.5 million for the nine months ended September 30, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities for the three months ended September 30, 2019 and 2018 was 2.74% and 2.02%, respectively, and 3.14% and 2.30% for the nine months ended September 30, 2019 and 2018, respectively. In the three and nine month periods ended September 30, 2019 and 2018, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(4)	The terms of the advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities available for sale and held to maturity, deposits with banks and other financial assets which yield interest or similar income.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands)
Balance at the beginning of the period	$57,404	$69,931	$61,762	$72,000

Charge-offs
Domestic Loans:
Real Estate
Single-family residential	(2)	—	(89)	(27)
Commercial	(907)	(526)	(2,773)	(3,263)
Consumer and others	(96)	(66)	(415)	(156)
	(1,005)	(592)	(3,277)	(3,446)

International Loans (1):
Commercial	—	(1,421)	(61)	(1,473)
Consumer and others	(1,661)	(283)	(2,961)	(913)
	(1,661)	(1,704)	(3,022)	(2,386)
Total Charge-offs	$(2,666)	$(2,296)	$(6,299)	$(5,832)

Recoveries
Domestic Loans:
Real Estate Loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$—	$—	$5
Land development and construction loans	—	—	—	33
	—	—	—	38
Single-family residential	56	11	199	75
Owner occupied	—	7	2	890
	56	18	201	1,003
Commercial	58	180	238	398
Consumer and others	4	11	11	43
	118	209	450	1,444

International Loans (1):
Real Estate
Single-family residential	—	4	—	4
Commercial	132	—	360	—
Consumer and others	152	23	217	105
	284	27	577	109
Total Recoveries	$402	$236	$1,027	$1,553

Net charge-offs	(2,264)	(2,060)	(5,272)	(4,279)
(Reversal of) provision for loan losses	(1,500)	1,600	(2,850)	1,750
Balance at the end of the period	$53,640	$69,471	$53,640	$69,471
__________________

(1)	Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands)
Venezuela	$1,491	$283	2,532	913
Other countries	170	—	429	—
Total charge offs	$1,661	$283	$2,961	$913
Three Months Ended September 30, 2019 and 2018
During the three months ended September 30, 2019, charge-offs increased to $2.7 million from $2.3 million during the same period of the prior year. This slight increase was mainly due to higher charge-offs related to domestic commercial loans and international credit cards in the third quarter of 2019, partially offset by a decrease in international commercial loans. Additionally, recoveries increased to $0.4 million in the three months ended September 30, 2019, compared to $0.2 million during the same period in 2018. The increase in recoveries was mainly driven by a $132 thousand recovery related to one international commercial loan and a $152 thousand aggregate recovery in international credit cards during the third quarter of 2019. As a result, the ratio of net charge-offs over the average total loan portfolio during the three months ended September 30, 2019 increased 2 basis points to 0.16% from a net charge-off ratio of 0.14% in the same quarter in 2018.
During the three months ended September 30, 2019 we released $1.5 million from the allowance for loan losses compared to a provision of $1.6 million during the same period last year. The release was primarily driven by lower loan balances, improved quantitative factors, primarily in CRE and domestic commercial loans and lower reserve requirements on credit cards due to better than anticipated repayments as we sunset this product. During the three months ended September 30, 2018, lower reserve requirements were mainly due to improvements in quantitative factors applied to the CRE portfolio partially covered the reserve requirements for charge-offs, non-performing loans, and portfolio growth.
Nine Months Ended September 30, 2019 and 2018
During the nine months ended September 30, 2019, charge-offs increased to $6.3 million from $5.8 million during the same period one year ago. In the nine months ended September 30, 2019, the increase in charge-offs was primarily due to an aggregate of $3.0 million in charge-offs related to international credit cards, partially offset by lower charge-offs in international commercial loans. Additionally, recoveries decreased to $1.0 million in the nine months ended September 30, 2019, compared to $1.6 million during the same period in 2018. The decrease in recoveries was mainly driven by a $0.8 million recovery of an owner occupied commercial real estate loan in the first quarter of 2018. As a result, the ratio of net charge-offs over the average total loan portfolio during the nine months ended September 30, 2019 increased 2 basis points to 0.12% from 0.10% in the same period in 2018.

During the nine months ended September 30, 2019 we reversed $2.9 million from the allowance for loan losses compared to a provision of $1.8 million during the same period last year. The release was primarily driven by lower loan balances, improved quantitative factors, primarily in CRE and domestic commercial loans and lower reserve requirements on credit cards due to better than anticipated repayments as we sunset this product. During the nine months ended September 30, 2018, lower reserve requirements were mainly due to improvements in quantitative factors and positive adjustments to qualitative factors applied to the CRE portfolio, non-performing loans, and portfolio growth.
Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended September 30,				Change
	2019		2018		2019 over 2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,366	31.6%	$4,269	33.0%	$97	2.3%
Brokerage, advisory and fiduciary activities	3,647	26.4%	4,148	32.0%	(501)	(12.1)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,449	10.5%	1,454	11.2%	(5)	(0.3)%
Cards and trade finance servicing fees	1,034	7.5%	1,145	8.8%	(111)	(9.7)%
Gain on early extinguishment of FHLB advances	—	—%	—	—%	—	—%
Securities gains (losses), net	906	6.6%	(15)	(0.1)%	921	N/M
Data processing and fees for other services	70	0.5%	523	4.0%	(453)	(86.6)%
Other noninterest income (2)	2,364	16.9%	1,426	11.1%	938	65.8%
Total noninterest income	$13,836	100.0%	$12,950	100.0%	$886	6.8%

	Nine Months Ended September 30,				Change
	2019		2018		2019 over 2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$12,793	31.1%	$13,322	31.8%	$(529)	(4.0)%
Brokerage, advisory and fiduciary activities	11,071	26.9%	12,989	31.0%	(1,918)	(14.8)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	4,272	10.4%	4,372	10.4%	(100)	(2.3)%
Cards and trade finance servicing fees	3,368	8.2%	3,380	8.1%	(12)	(0.4)%
Gain on early extinguishment of FHLB advances	557	1.4%	882	2.1%	(325)	(36.9)%
Securities gains, net	1,902	4.6%	1	—%	1,901	N/M
Data processing and fees for other services	955	2.3%	2,017	4.8%	(1,062)	(52.7)%
Other noninterest income (2)	6,221	15.1%	4,918	11.8%	1,303	26.5%
Total noninterest income	$41,139	100.0%	$41,881	100.0%	$(742)	(1.8)%
_________________

(1)	Changes in cash surrender value of BOLI are not taxable.

(2)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M Not meaningful

Three Months Ended September 30, 2019 and 2018
Total noninterest income increased $0.9 million, or 6.8%, in the quarter ended September 30, 2019 compared to the same period of 2018. The increase was mainly driven by higher other noninterest income and the $0.9 million gain on sale of approximately $23.8 million of municipal bonds and $11.8 million of floating-rate corporate securities. This was partially offset by lower income from brokerage, advisory and fiduciary activities and lower fees from data processing and fees for other services, such as administrative and transition services provided to our Former Parent.
Other noninterest income increased $0.9 million in the three months ended September 30, 2019 compared to the same period last year, mainly driven by an increase of $1.1 million from derivative contracts sold to loan customers.
Brokerage, advisory and fiduciary activities decreased $0.5 million during the three months ended September 30, 2019 compared to the same period one year ago, mainly driven by lower volumes of customer trading in 2019. In February 2019, the United States placed new restrictions on the trading of Venezuelan securities not previously restricted. These restrictions have effectively eliminated our customers’ trading in those securities and has negatively affected our fee income. During 2018, the Company earned approximately $1.5 million from trading in these securities. We expect these trading restrictions to continue to limit our fixed income trading activity for the foreseeable future. The Company will continue to focus on leveraging our wealth management platform to grow this side of our domestic business.
Data processing and fees for other services declined by $0.5 million in the three months ended September 30, 2019 compared to the same period last year. This was mainly due to the phase out of transition services to the Company’s Former Parent and its affiliates.
Nine Months Ended September 30, 2019 and 2018
Total noninterest income decreased by $0.7 million in the nine months ended September 30, 2019. This was driven by lower income from brokerage, advisory and fiduciary activities, lower data processing and fees for other services to our Former Parent, lower deposit and service fees and lower gain on early extinguishment of FHLB advances. The decrease in noninterest income was partially offset by the $1.9 million aggregate gain on sale of approximately $115 million in municipal bonds and $11.8 million in floating rate corporate securities, respectively, sold in the first nine months of 2019, and an increase of $1.3 million in other noninterest income.
Brokerage, advisory and fiduciary activities decreased $1.9 million during the first nine months of 2019 compared to the first nine months of 2019, mainly due to lower customer trading volume due to the trading limitations on Venezuelan securities.
Data processing and fees for other services declined by $1.1 million in the nine months ended September 30, 2019 compared to the same period last year. This was mainly due to lower data processing fees as a result of the phase out of transition services to the Company’s Former Parent and its affiliates, the sale of our subsidiary G200 Leasing, LLC (“G200 Leasing”) to our Former Parent in the first quarter of 2018, and the resulting loss of aircraft lease income.
Deposits and service fees declined by $0.5 million during the first nine months of 2019 compared to the first nine months of 2018, mainly as a result of lower wire transfer activity in 2019. The decrease in deposits and service fees was partially offset by higher fees from Treasury Management services. Also, during the second quarter of 2019, certain card interchange fees that had been previously classified as deposit and service fees were reclassified to "Cards and trade finance servicing fees" to better reflect the nature and source of these fees.
Other noninterest income increased by $1.3 million in the first nine months of 2019 compared to the first nine months of 2018, mainly driven by an increase of of $1.7 million from derivative contracts sold to loan customers.
Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2019		2018		2019 vs 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
(in thousands, except percentages)
Salaries and employee benefits	$33,862	64.2%	$33,967	65.3%	$(105)	(0.3)%
Occupancy and equipment	3,878	7.4%	4,044	7.8%	(166)	(4.1)%
Professional and other services fees	4,295	8.1%	4,268	8.2%	27	0.6%
Telecommunications and data processing	3,408	6.5%	3,043	5.9%	365	12.0%
Depreciation and amortization	1,928	3.7%	1,997	3.8%	(69)	(3.5)%
FDIC assessments and insurance	597	1.1%	1,578	3.0%	(981)	(62.2)%
Other operating expenses (1)	4,769	9.0%	3,145	6.0%	1,624	51.6%
Total noninterest expenses	$52,737	100.0%	$52,042	100.0%	$695	1.3%

	Nine Months Ended September 30,				Change
	2019		2018		2019 vs 2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits	$101,356	64.3%	$102,940	64.2%	$(1,584)	(1.5)%
Occupancy and equipment	12,152	7.7%	11,819	7.4%	333	2.8%
Professional and other services fees	11,693	7.4%	16,099	10.0%	(4,406)	(27.4)%
Telecommunications and data processing	9,667	6.1%	9,138	5.7%	529	5.8%
Depreciation and amortization	5,880	3.7%	6,083	3.8%	(203)	(3.3)%
FDIC assessments and insurance	3,167	2.0%	4,493	2.8%	(1,326)	(29.5)%
Other operating expenses (1)	13,672	8.8%	9,753	6.1%	3,919	40.2%
Total noninterest expenses	$157,587	100.0%	$160,325	100.0%	$(2,738)	(1.7)%
________
(1) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended September 30, 2019 and 2018
Noninterest expense increased by $0.7 million, or 1.3%, in the three months ended September 30, 2019 compared to the same period in 2018, primarily the result of higher other operating expenses and higher telecommunication and data processing expenses. These results were partially offset by lower FDIC insurance expenses, lower occupancy and equipment expenses as well as a decrease in the cost of salaries and employee benefits.

Other operating expenses increased by $1.6 million in the three months ended September 30, 2019, mainly driven by $0.8 million of restructuring expenses related to rebranding incurred in the three months ended September 30, 2019. We launched “Amerant” as our new brand across all our markets in April 2019. The launch included rebranding of all digital platforms, new signs in, and on, our branches and buildings, and a broad campaign through digital and traditional media focused on brand awareness. We expect our rebranding rollout to be substantially completed during the fourth quarter of 2019, and we expect to spend approximately $0.9 million in additional rebranding expenses for the remainder of 2019. The increase in other operating expenses in the third quarter of 2019 was also driven by no reversal of the provision for possible losses on the off-balance sheet credit exposure compared to a reversal of $0.4 million one year ago and $0.3 million in expenses related to the early redemption of trust preferred securities. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.
Telecommunication and data processing expenses increased by $0.4 million in the three months ended September 30, 2019 compared to the same period last year, mainly driven by costs associated with improvements to our online banking platform.
FDIC assessments and insurance expense decreased by $1.0 million in the three months ended September 30, 2019. The decrease was primarily due to lower FDIC assessment costs due to credits received, the absence of The Financing Corporation (“FICO”) assessment and lower average balances.
Occupancy and equipment expenses decreased by $0.2 million in the third quarter of 2019 compared to the same quarter last year. This was mainly driven by compensation for business interruption at one of our branches in South Florida.
Salaries and employee benefits decreased by $0.1 million in the three months ended September 30, 2019. This was mainly driven by staff reduction cost in 2019 and 2018. These results were partially offset by $1.5 million in additional compensation costs related to the shares of restricted stock awarded in December 2018 and January 2019 and the $0.5 million in staff reduction costs related to our various restructuring activities in the third quarter of 2019. The total compensation cost related to the restricted shares is expected to be approximately $6.0 million, or $1.5 million per quarter, through 2019, declining to an estimated cost of $2.7 million in 2020 and $1.1 million in 2021. In addition, salaries and employee benefits expense during the third quarter of 2019 included an average annual cost of living adjustment of 1.8% implemented in July 2019, signaling a marked shift from the average adjustment of 3.2% granted in July 2018. This reduction is in line with the Company’s strategy to contain growth in personnel expenses, while striving to motivate and fairly compensate our workforce.
Nine Months Ended September 30, 2019 and 2018
Noninterest expense decreased by $2.7 million or 1.7%, in the nine months ended September 30, 2019, compared to the same period one year ago. This was mainly driven by lower professional and other services fees as well as a decrease in the costs associated with salaries and employee benefits and lower FDIC assessments and insurance expense, partially offset by higher other operating expenses and higher telecommunication and data processing expenses.
The decrease of $4.4 million, or 27.4%, in professional and other services fees during the nine months ended September 30, 2019 compared to the same period last year stems from $4.6 million incurred in legal, accounting and consulting fees in connection with our spin-off from our Former Parent during the nine months ended September 30, 2018.

Salaries and employee benefits decreased by $1.6 million in the nine months ended September 30, 2019, mainly driven by staff reductions in 2019 and 2018 and the $1.2 million paid to participants of the non-qualified deferred compensation plan to partially mitigate tax effects of unexpected early distribution due to the spin-off. This decrease was partially offset by $4.4 million in additional compensation costs related to the shares of restricted stock awarded in December 2018 and January 2019 and the $1.4 million in staff reduction costs related to our various restructuring activities in the first nine months of 2019.
FDIC assessments and insurance expense decreased by $1.3 million in the nine months ended September 30, 2019. The decrease was primarily due to lower FDIC assessment costs due to credits received, the absence of the FICO assessment and lower average balances. As a small institution (under $10 billion) in assets, we received a credit due to the FDIC’s Deposit Insurance Fund attaining a 1.38% reserve ratio.
Other operating expenses increased by $3.9 million in the nine months ended September 30, 2019, mainly driven by $3.6 million of restructuring expenses related to rebranding incurred in the nine months ended September 30, 2019 and $0.3 million in expenses related to the early redemption of trust preferred securities.
Telecommunication and data processing expenses increased by $0.5 million in the nine months ended September 30, 2019, mainly due to costs associated with improvements to our online banking platform.
Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	2019 vs 2018		2019	2018	2019 vs 2018
(in thousands, except effective tax rates and percentages)
Income tax expense	$3,268	$3,390	($122)	(3.60)%	$10,369	$10,658	($289)	(2.71)%
Effective income tax rate	21.50%	22.69%	(1.19)%	(5.24)%	21.50%	25.34%	(3.84)%	(15.15)%
The income tax expense for the three and nine months ended September 30, 2019 reflects the corporate federal income tax rate under the 2017 Tax Act (the “2017 Tax Act”) which, beginning January 1, 2018, decreased the corporate federal income tax rate from 35% to 21%. During the three and nine months ended September 30, 2018, the Company had a higher tax expense mainly as a result of tax adjustments associated with spin-off costs which were not tax deductible.
As of September 30, 2019, the Company’s net deferred tax asset was $5.4 million, a decline of $10.9 million compared to $16.3 million as of December 31, 2018. This decrease was mainly driven by an increase of $47.7 million in net unrealized holding gains on available for sale securities during the first nine months of 2019.

Financial Condition - Comparison of Financial Condition as of September 30, 2019 and December 31, 2018
Assets. Total assets were $7.9 billion as of September 30, 2019, a decline of $260.1 million, or 3.2%, compared to $8.1 billion as of December 31, 2018. The decrease was mainly driven by a decrease of $160.3 million in loans held for investment net of allowance for loan losses as foreign loans continued their planned decline, and $108.4 million lower total securities. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $101.3 million at September 30, 2019 from $85.7 million at December 31, 2018.
Cash flows provided by operating activities were $75.9 million in the nine months ended September 30, 2019. This was primarily attributed to net income in the period and the termination of interest rate swaps designated as cash flow hedges, which resulted in $8.9 million of proceeds. Net cash provided by investing activities was $300.2 million during the nine months ended September 30, 2019, mainly driven by maturities, sales and calls of securities available for sale and FHLB stock totaling $430.1 million and $24.3 million, respectively, and proceeds from loan sales totaling $259.8 million. These proceeds were partially offset by purchases of available for sale securities and FHLB stock totaling $290.1 million and $24.3 million, respectively.
In the nine months ended September 30, 2019, net cash used in financing activities was $360.4 million. These activities included a $232.4 million net decrease in total demand, savings and money market deposit balances, the $28.5 million repurchase of Class B common stock completed in the first quarter of 2019, the redemption of $25.9 million in junior subordinated debentures in the third quarter of 2019 and a $107.4 million decrease in time deposits. These disbursements were partially offset by $29.2 million in net proceeds from the issuance of Class A common stock in the first quarter of 2019, which were used to purchase Class B common stock.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2019	December 31, 2018
(in thousands, except percentages)
Total loans, gross (1)	$5,751,791	$5,920,175
Total loans, gross / total assets	73.1%	72.9%

Allowance for loan losses	$53,640	$61,762
Allowance for loan losses / total loans, gross (1) (2)	0.93%	1.04%

Total loans, net (3)	$5,698,151	$5,858,413
Total loans, net / total assets	72.5%	72.1%
_______________

(1)	Total loans, gross are outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and the allowance for loan losses.

(2)	See Note 5 of our audited consolidated financial statements in the Form 10-K and Note 4 of these unaudited interim consolidated financial statements for more details on our impairment models.

(3)	Total loans, net are outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at September 30, 2019 and December 31, 2018 is depicted in the following table:

(in thousands)	September 30, 2019	December 31, 2018
Retail (1)	$1,174,830	$1,081,142
Multifamily	942,851	909,439
Office space	460,060	441,712
Land and construction	268,312	326,644
Hospitality	193,878	166,415
Industrial and warehouse	104,894	120,086
	$3,144,825	$3,045,438
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

(in thousands)	September 30, 2019	December 31, 2018
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Nonowner occupied	$1,933,662	$1,809,356
Multi-family residential	942,851	909,439
Land development and construction loans	268,312	326,644
	3,144,825	3,045,439
Single-family residential	410,108	398,043
Owner occupied	825,601	777,022
	4,380,534	4,220,504
Commercial loans	1,072,220	1,306,792
Loans to depository institutions and acceptances (1)	19,815	19,965
Consumer loans and overdrafts (2) (3)	77,318	73,155
Total Domestic Loans	5,549,887	5,620,416

International Loans:
Real Estate Loans
Single-family residential (4)	117,360	135,438
Commercial loans	55,264	73,636
Loans to depository institutions and acceptances	5,000	49,000
Consumer loans and overdrafts (3) (5)	24,280	41,685
Total International Loans	201,904	299,759
Total Loan Portfolio	$5,751,791	$5,920,175
__________________

(1)	Secured by cash or U.S. Government securities.

(2)	Includes customers’ overdraft balances totaling $4.2 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively.

(3)
At September 30, 2019, domestic and international credit card balances amounted to $4.3 million and $16.5 million, respectively. In April 2019, we revised our credit card program to further strengthen the Company’s credit quality. We stopped charge privileges to our riskiest cardholders and are requiring repayment of their balances by November 2019. We are closely monitoring the performance of the outstanding balance of our credit cards until it is completely repaid. At the end of October we curtailed charge privileges to the remaining cardholders and require repayment of their balances by January 2020.

(4)	Secured by real estate properties located in the U.S.
(5) International customers’ overdraft balances were de minimis at each of the dates presented.

As of September 30, 2019, the loan portfolio decreased $168.4 million, or 2.8%, to $5.8 billion, compared to $5.9 billion at December 31, 2018. As part of our business strategy, loans to international customers, primarily from Latin America, declined by $97.9 million, or 32.6%, as of September 30, 2019, compared to December 31, 2018. The domestic loan exposure decreased $70.5 million, or 1.3%, as of September 30, 2019, compared to December 31, 2018. The decline in total domestic loans includes net decreases of $234.6 million in Commercial loans, partially offset by net increases of $99.4 million, $48.6 million, $12.1 million and $4.2 million in CRE loans, owner occupied loans, single-family residential loans and consumer loans, respectively. In the nine months ended September 30, 2019, the decline in domestic loans was mainly driven by a reduction of $238.2 million non-relationship SNCs.
As of September 30, 2019, syndicated loans that financed highly leveraged transactions were $43.0 million, or 0.7%, of total loans, compared to $207.7 million, or 3.5%, of total loans, as of December 31, 2018.
Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2019		December 31, 2018
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$126,411	1.61%	$157,162	1.93%
Other (3)	75,493	0.96%	142,597	1.77%
Total	$201,904	2.57%	$299,759	3.70%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $19.6 million and $19.5 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $110.1 million and $129.0 million as of September 30, 2019 and December 31, 2018, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	September 30, 2019				December 31, 2018
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$15,907	$1,931	$108,573	$126,411	$27,415	$1,059	$128,688	$157,162
Other (2)	20,039	9,137	46,317	75,493	71,707	18,200	52,690	142,597
Total (3)	$35,946	$11,068	$154,890	$201,904	$99,122	$19,259	$181,378	$299,759
_________________

(1)
Includes mortgage loans for single-family residential properties located in the U.S. totaling $110.1 million and $129.0 million as of September 30, 2019 and December 31, 2018, respectively. Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we do not believe that the U.S. economic embargo on certain Venezuelan persons will adversely affect our Venezuelan customer relationships, generally.

(2) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(3)
Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $19.6 million and $19.5 million as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, we continued the strategy to reduce the international commercial loan exposure. As a result, loans to international customers decreased $97.9 million, or 32.6%, in 2019 compared to the same period in 2018, mainly in companies and financial institutions in Brazil, Colombia, and other countries.

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

	September 30, 2019		December 31, 2018
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$22,387	54.6%	$22,778	51.3%
Commercial	24,260	34.8%	29,278	37.0%
Financial institutions	41	0.4%	41	0.3%
Consumer and others (1)	1,679	6.7%	1,985	6.3%
	48,367	96.5%	54,082	94.9%

International Loans (2)
Commercial	459	1.0%	740	1.2%
Financial institutions	17	0.1%	404	0.8%
Consumer and others (1)	4,797	2.4%	6,536	3.1%
	5,273	3.5%	7,680	5.1%

Total Allowance for Loan Losses	$53,640	100.0%	$61,762	100.0%
% of Total Loans	0.93%		1.04%
__________________

(1)
Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of September 30, 2019; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S. The total allowance for loan losses, after the charge-offs, for credit card receivables stands at $3.6 million at September 30, 2019

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (i) nonaccrual loans; (ii) accruing loans 90 days or more contractually past due as to interest or principal; and (iii) restructured loans that are considered TDRs.

	September 30, 2019	December 31, 2018
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Nonowner occupied	$1,936	$—
Multi-family residential	—	—
Single-family residential	6,540	5,198
Owner occupied	11,921	4,983
	20,397	10,181
Commercial loans	9,605	4,772
Consumer loans and overdrafts	91	11
Total Domestic	30,093	14,964

International Loans: (2)
Real Estate Loans
Single-family residential	2,493	1,491
Consumer loans and overdrafts	25	24
Total International	2,518	1,515
Total Non-Accrual Loans	$32,611	$16,479

Past Due Accruing Loans (3)
Domestic Loans:
Real Estate Loans
Single-family residential	$—	$54
Total Domestic	—	54

International Loans:
Real Estate Loans
Single-family residential	—	365
Consumer loans and overdrafts	213	884
Total International	213	1,249
Total Past Due Accruing Loans	$213	$1,303

Total Non-Performing Loans	$32,824	$17,782
Other Real Estate Owned	—	367
Total Non-Performing Assets	$32,824	$18,149
__________________

(1)	Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At September 30, 2019, non-performing assets increased $14.7 million, or 80.9%, compared to December 31, 2018. This increase was mainly attributed to the deterioration of a total of $11.7 million in a multiple loan relationship to a South Florida customer in the food wholesale industry whose sales in Puerto Rico have not fully recovered from Hurricanes Irma and Maria in 2017. This relationship is comprised of four owner occupied loans totaling $4.9 million, one commercial loan totaling $2.7 million, and one CRE loan of $1.9 million, which had been classified special mention since June 2018. The loan relationship also includes four residential loans totaling $2.2 million. During June 2019 all the loans in the relationship were further downgraded to substandard and placed in non-accrual. On July 30, 2019, the Company agreed to restructure the CRE, owner occupied and commercial loans totaling $9.5 million from this relationship. This TDR restructure consisted of extending repayment terms and adjusting future periodic payments, and the Company determined no additional impairment charges were necessary. The four residential loans, totaling $2.2 million, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with these CRE, owner occupied, commercial loans and residential loans, which total a $11.7 million impaired loan relationship as of September 30, 2019, are adequate to cover probable losses given current facts and circumstances. The Company will continue to closely monitor the performance of these loans under their modified terms.
Additionally, during the nine months ended September 30, 2019, non-performing loans also increased due to two commercial loans totaling $3.2 million, one single family residential loan for $0.9 million, one owner occupied loan for $2.0 million and a $0.7 million CRE loan placed in nonaccrual status. This increase was offset by pay downs and charge-offs, mainly due to two commercial loans totaling $1.4 million, an aggregate reduction of $2.2 million in single family residential loans and a total reduction of $0.7 million in past due international credit cards.
We recognized no interest income on nonaccrual loans during the nine months ended September 30, 2019 and 2018. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in each of the nine months ended September 30, 2019 and 2018 was $1.1 million.
The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased credit-impaired loans.

	September 30, 2019				December 31, 2018
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Nonowner occupied	$13,056	$1,936	$—	$14,992	$6,561	$222	$—	$6,783
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	10,184	—	—	10,184	—	—	—	—
	23,240	1,936	—	25,176	6,561	222	—	6,783
Single-family residential	—	9,033	—	9,033	—	7,108	—	7,108
Owner occupied	5,719	15,307	—	21,026	9,019	9,451	—	18,470
	28,959	26,276	—	55,235	15,580	16,781	—	32,361
Commercial loans	5,077	11,541	—	16,618	3,943	6,462	589	10,994
Consumer loans and overdrafts	—	2,400	—	2,400	—	6,062	—	6,062
	$34,036	$40,217	$—	$74,253	$19,523	$29,305	$589	$49,417
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

At September 30, 2019, substandard loans increased $10.9 million, or 37.2%, compared to December 31, 2018. The increase was mainly attributed to the deterioration of the previously discussed $11.7 million multiple loan relationship to a South Florida borrower in the food wholesale industry. Additionally, the increase is attributed to two commercial loans totaling $3.2 million, one single family residential loan for $0.9 million, one owner occupied loan for $2.0 million and a $0.7 million CRE loan classified substandard. This increase was offset by pay downs and charge-offs, mainly due to two commercial loans totaling $1.4 million, one owner occupied loan for $1.0 million, an aggregate reduction of $2.2 million in single family residential loans and a total reduction of $3.7 million in international credit cards.
At September 30, 2019, special mention loans increased $14.5 million, or 74.3%, compared to December 31, 2018. The increase is primarily due to a $10.2 million condo construction relationship SNC loan in New York City, four commercial loans totaling $3.9 million, three owner-occupied commercial real estate loans totaling $5.3 million, and three CRE loans totaling $8.6 million downgraded to special mention during the period. This was partially offset by the classification as substandard of special mention loans in the $11.7 million of loans to the South Florida borrower previously discussed, and one owner occupied loan for $2.0 million. These downgraded loans reflect individual loan performances which management believes do not reflect negative trends. Additionally, these downgraded loans are being monitored and did not generate any additional provisions in 2019. Finally, one owner occupied loan for $2.2 million was upgraded to passing grade during the period.
Since late 2016, and consistent with industry practice, credit cards held by Venezuelan residents with outstanding balances above the corresponding customer’s average deposit balances with the Bank are classified substandard and charging privileges are suspended. At September 30, 2019 and December 31, 2018, this resulted in approximately $2.3 million and $6.0 million, respectively, in credit card receivables classified substandard. At the beginning of 2018, the Company changed the monitoring of such credit cards and related deposit balances from quarterly to monthly. Deteriorating economic conditions in Venezuela could cause classified credit card balances, and charge offs to continue increasing.
Approximately 95% of our credit card holders are foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuela economy. In April 2019, we revised our credit card program to further strengthen the Company’s credit quality. We stopped charge privileges to our riskiest cardholders and are requiring repayment of their balances by November 2019. All amounts deemed uncollectible were charged off during the quarter. Charge-offs during the quarter were $1.7 million, and $3.1 million in the nine months ended September 30, 2019. The ALL after the charge-offs for this product stands at $3.6 million at September 30, 2019. We are closely monitoring the performance of the outstanding balance of $20.8 million as of September 30, 2019, until it is completely repaid. At the end of October we curtailed charge privileges to the remaining cardholders and required repayment of their balances by January 2020. Concurrently, we entered into referral arrangements with recognized U.S.-based card issuers that will permit us to serve our international and domestic customers and we will earn referral fees and share interchange revenue without exposure to credit risk.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2019 and December 31, 2018, are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$222
Owner occupied	3,386	4,468
	3,386	4,690
Commercial loans	1,936	2,433
Consumer loans and overdrafts (1)	2,072	5,144
	$7,394	$12,267
__________
(1) Includes international consumer loans of approximately $2.1 million and $5.1 million at each of the dates presented.

At September 30, 2019, total potential problem loans decreased $4.9 million, or 39.7%, compared to December 31, 2018. The decrease is mainly attributed to a $3.1 million decrease in credit cards past due and a $1.0 million owner-occupied loan repayment, as well as repayments of other smaller loans during the period.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2019 and December 31, 2018. The book value for securities classified as available for sale represents fair value and the book value for securities classified as held to maturity represents amortized cost.

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
(in thousands, except percentages)
Securities held to maturity
U.S. Government sponsored enterprise debt	$74,861	4.6%	$82,326	4.7%
U.S. Government agency debt	2,750	0.2%	2,862	0.2%
	$77,611	4.8%	$85,188	4.9%
Securities available for sale:
U.S. Government sponsored enterprise debt	$940,260	57.6%	$820,779	47.1%
Corporate debt (1)	243,149	14.8%	352,555	20.3%
U.S. Government agency debt	226,644	13.9%	216,985	12.5%
Municipal bonds	50,198	3.1%	160,212	9.2%
Mutual funds (2)	23,957	1.5%	23,110	1.3%
U.S. treasury securities	994	0.1%	—	—%
Commercial paper	—	—%	12,410	0.7%
	$1,485,202	91.0%	$1,586,051	91.1%
Other securities (3):
FHLB stock	$57,028	3.5%	$57,179	3.3%
Federal Reserve Bank stock	13,144	0.7%	13,010	0.7%
	$70,172	4.2%	$70,189	4.0%
	$1,632,985	100.0%	$1,741,428	100.0%
__________________

(1)
September 30, 2019 includes $12.1 million in “investment-grade” quality securities issued by corporate entities from Europe and Japan in the financial services sector. December 31, 2018 includes $36.2 million in obligations issued by corporate entities from Europe and Japan in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.

(2)	Includes a publicly offered investment company which seeks current income and makes investments that qualify for Community Reinvestment Act (“CRA”) purposes.

(3)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2019 and December 31, 2018. Similar to the table above, the book value for securities available for sale is equal to fair market value and the book value for securities held to maturity is equal to amortized cost.

September 30, 2019
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$74,861	2.62%	$—	—%	$—	—%	$—	—%	$74,861	2.62%	$—	—%
U.S. Government agency debt	2,750	2.74%	—	—%	—	—%	—	—%	2,750	2.74%	—	—%
	$77,611	2.62%	$—	—%	$—	—%	$—	—%	$77,611	2.62%	$—	—%
Securities available for sale
U.S. Government sponsored enterprise debt	$940,260	2.83%	$613	4.51%	$26,502	2.62%	$117,793	2.94%	$795,352	2.82%	$—	—%
Corporate debt-domestic	231,000	3.06%	23,800	2.37%	151,451	3.02%	55,749	3.46%	—	—%	—	—%
U.S. Government agency debt	226,644	2.94%	350	2.69%	8,097	3.33%	31,975	2.87%	186,222	2.94%	—	—%
Municipal bonds	50,198	3.30%	—	—%	—	—%	29,298	3.24%	20,900	3.39%	—	—%
Corporate debt-foreign	12,149	3.01%	—	—%	12,149	3.01%	—	—%	—	—%	—	—%
Mutual funds	23,957	2.28%	—	—%	—	—%	—	—%	—	—%	23,957	2.28%
U.S. treasury securities	994	1.88%	994	1.88%	—	—%	—	—%	—	—%	—	—%
Commercial paper	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
	$1,485,202	2.89%	$25,757	2.41%	$198,199	2.98%	$234,815	3.09%	$1,002,474	2.85%	$23,957	2.28%
Other securities
FHLB stock	$57,028	6.36%	$—	—%	$—	—%	$—	—%	$—	—%	$57,028	6.36%
Federal Reserve Bank stock	13,144	6.08%	—	—%	—	—%	—	—%	—	—%	13,144	6.08%
	$70,172	6.31%	$—	—%	$—	—%	$—	—%	$—	—%	$70,172	6.31%
	$1,632,985	3.02%	$25,757	2.41%	$198,199	2.98%	$234,815	3.09%	$1,080,085	2.84%	$94,129	5.28%

December 31, 2018
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
U.S. Government sponsored enterprise debt	$82,326	2.84%	$—	—%	$—	—%	$—	—%	$82,326	2.84%	$—	—%
U.S. Government agency debt	2,862	2.73%	—	—%	—	—%	—	—%	2,862	2.73%	—	—%
	$85,188	2.84%	$—	—%	$—	—%	$—	—%	$85,188	2.84%	$—	—%
Securities available for sale
U.S. Government sponsored enterprise debt	$820,779	2.70%	$11	5.16%	$29,807	2.70%	$86,654	2.78%	$704,307	2.69%	$—	—%
Corporate debt-domestic	316,387	3.12%	40,804	2.66%	249,709	3.17%	25,874	3.35%	—	—%	—	—%
U.S. Government agency debt	216,985	2.83%	1,081	2.70%	10,068	2.61%	21,113	2.71%	184,723	2.86%	—	—%
Municipal bonds	160,212	3.11%	—	—%	—	—%	29,397	3.02%	130,815	3.13%	—	—%
Corporate debt-foreign	36,168	3.38%	—	—%	36,168	3.38%	—	—%	—	—%	—	—%
Mutual funds	23,110	2.32%	—	—%	—	—%	—	—%	—	—%	23,110	2.32%
Commercial paper	12,410	2.77%	12,410	2.77%	—	—%	—	—%	—	—%	—	—%
	$1,586,051	2.85%	$54,306	2.69%	$325,752	3.13%	$163,038	2.90%	$1,019,845	2.78%	$23,110	2.32%
Other securities
FHLB stock	$57,139	6.19%	$—	—%	$—	—%	$—	—%	$—	—%	$57,139	6.19%
Federal Reserve Bank stock	13,050	5.69%	—	—%	—	—%	—	—%	—	—%	13,050	5.69%
	$70,189	6.10%	$—	—%	$—	—%	$—	—%	$—	—%	$70,189	6.10%
	$1,741,428	2.98%	$54,306	2.69%	$325,752	3.13%	$163,038	2.90%	$1,105,033	2.78%	$93,299	5.16%
The investment portfolio’s average duration was 2.6 years at September 30, 2019 and 3.4 years at December 31, 2018. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt securities and U.S. Government sponsored enterprise debt securities, which shorten the average lives of these investments.
Liabilities
Total liabilities decreased $338.4 million, or 4.6%, to $7.0 billion at September 30, 2019 compared to $7.4 billion at December 31, 2018. This was primarily driven by lower total deposits and the $25.9 million redemption of junior subordinated debentures. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.

Deposits
Total deposits decreased $339.8 million, or 5.6%, to $5.7 billion at September 30, 2019 compared to $6.0 billion at December 31, 2018. In the nine months ended September 30, 2019, decreases of $164.3 million in interest bearing deposits, $104.4 million in savings and money market deposit accounts and $107.4 million in time deposits were partially offset by a $36.2 million increase in noninterest bearing transaction accounts. These changes in deposits and the deposit mix were largely affected by declines in deposits from Venezuelan resident customers, as discussed below. The decrease of $107.4 million in time deposits includes a decline of $75.7 million in brokered time deposits and a decrease of $31.7 million in retail time deposits. The decrease in retail time deposits resulted from our strategic decision to decrease the promotional interest rates we paid. We continue to focus our efforts to retain customers with higher probabilities of renewal at lower-than-market rates. Also, we have implemented a strategy for renewing CDs with lower probability of renewals through our promotions. These efforts led to time deposit renewals of approximately $290.6 million in the first nine months of 2019 at rates that were lower than the highest rates paid in our markets.
Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented.

(in thousands)	September 30, 2019	December 31, 2018

Deposits
Domestic (1)	$2,999,687	$3,001,366
Foreign:
Venezuela (2)	2,345,938	2,694,690
Others	347,223	336,630
Total foreign	2,693,161	3,031,320
Total deposits	$5,692,848	$6,032,686
_________________

(1)	Includes brokered deposits of $566.4 million at September 30, 2019, and $642.1 million at December 31, 2018.

(2)
Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we do not believe that the U.S. economic embargo on certain Venezuelan persons will adversely affect our Venezuelan customer relationships, generally.

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

The following table shows the amounts and percentage changes in our domestic and foreign deposits, including Venezuelan resident customer deposits, for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Nine Months Ended		Year Ended
(in thousands, except percentages)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Deposits
Domestic	$(1,679)	(0.1)%	$178,567	6.3%
Foreign:
Venezuela	(348,752)	(12.9)%	(453,221)	(14.4)%
Others	10,593	3.1%	(15,633)	(4.4)%
Total foreign	(338,159)	(11.2)%	(468,854)	(13.4)%
Total deposits	$(339,838)	(5.6)%	$(290,287)	(4.6)%
(1) Domestic deposits, excluding brokered, were up $ $74.0 million, compared to December 31, 2018.

During the nine months ended September 30, 2019, deposits from customers domiciled in Venezuela decreased by $348.8 million, or 12.9%, to $2.3 billion, compared to December 31, 2018. In the first nine months of 2019, as political and economic conditions in Venezuela remain difficult and the country's economy becomes increasingly dollarized, many of our Venezuelan resident customers withdraw their U.S. dollar deposits to fund living expenses. In August 2019, the U.S. government imposed additional sanctions on certain Venezuelan persons, which prompted Amerant to restrict and ultimately block the accounts of persons who currently work, in any capacity, for the Venezuelan government or its political subdivisions or agencies. These sanctions affected a small number of clients.
The annualized international deposit runoff rate was 14.6% in the third quarter of 2019. As we expect this runoff to continue into the next few quarters, we remain dedicated to enhancing our core deposit products and delivery channels. For example, we launched a new online account opening platform for personal domestic customers, which enables customers to efficiently access our deposit products online. We have seen our online CDs more than double in the third quarter of 2019, compared to the third quarter of 2018. We also launched a program which rewards all Amerant employees for referring friends and family to our loan and deposit products, as well as the Amerant Relationship Rewards Program, which focuses on providing our existing customers with incremental cash rewards as they expand their relationship with us. Cross-selling deposit products to our domestic commercial borrowers, resulted in a 21.3% growth in these deposits so far this year. We are also actively working to increase our share of wallet of select high net worth international customers with whom we maintain strong long-term relationships.
The Bank uses the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits”, which exclude brokered time deposits and retail time deposits of $250,000 or more. Our core deposits were $4.4 billion and $4.7 billion as of September 30, 2019 and December 31, 2018, respectively. Core deposits represented 77.1% and 77.5% of our total deposits at those dates, respectively. The decline in core deposits since December 31, 2018 resulted primarily from Venezuelan resident customers drawing down their account balances as mentioned above, partially offset by increases in domestic deposits.
We utilize brokered deposits and, as of September 30, 2019, we had $566.4 million in brokered deposits, which represented 9.9% of our total deposits. Our September 30, 2019 brokered deposits were down $75.7 million, or 11.8%, compared to $642.1 million as of December 31, 2018. This decrease reflects the continuation of our planned decrease in brokered CDs deposits. The Company has not historically sold brokered CDs in denominations over $100,000.

Large Fund Providers
At September 30, 2019 and December 31, 2018, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included seven and six deposit relationships, respectively, with total balances of $100.2 million and $74.4 million, respectively. At September 30, 2019, the total $100.2 million in relationships with balances over $10 million includes a $10.2 million relationship with a Venezuelan company. Additionally, deposits from our Former Parent or its non-U.S. affiliates at September 30, 2019 and December 31, 2018 totaled $3.8 million and $9.6 million, respectively. These deposits of our Former Parent and its non-U.S. affiliates are expected to continue to decline further in 2019.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2019:

	September 30, 2019
(in thousands, except percentages)
Less than 3 months	$265,333	19.1%
3 to 6 months	224,209	16.2%
6 to 12 months	505,426	36.4%
1 to 3 years	180,166	13.0%
Over 3 years	211,741	15.3%
Total	$1,386,875	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at September 30, 2019 and December 31, 2018 correspond to FHLB advances.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the nine months ended, September 30, 2019 and for the year ended December 31, 2018.

	September 30, 2019	December 31, 2018
(in thousands, except percentages)
Outstanding at period-end	$465,000	$440,000
Average amount	505,556	505,417
Maximum amount outstanding at any month-end	600,000	632,000
Weighted average interest rate:
During period	2.37%	2.10%
End of period	2.08%	2.52%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands, except percentages and per share data)
Net income	$11,931	$11,551	$37,859	$31,403
Basic earnings per common share	0.28	0.27	0.89	0.74
Diluted earnings per common share (1)	0.28	0.27	0.88	0.74

Average total assets	$7,917,404	$8,462,134	$7,948,746	$8,423,611
Average stockholders' equity	814,163	753,634	787,171	743,172
Net income / Average total assets (ROA)	0.60%	0.55%	0.64%	0.50%
Net income / Average stockholders' equity (ROE)	5.81%	6.13%	6.43%	5.63%
Average stockholders' equity / Average total assets ratio	10.28%	8.91%	9.90%	8.82%

Adjusted net income (2)	$12,923	$11,970	$41,731	$37,801
Adjusted earnings per common share (2)	0.30	0.28	0.98	0.89
Adjusted earnings per diluted common share (2)	0.30	0.28	0.97	0.89

Adjusted net income / Average total assets (Adjusted ROA) (2)	0.65%	0.57%	0.70%	0.60%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (2)	6.30%	6.35%	7.09%	6.78%
__________________

(1)
As of September 30, 2019, potential dilutive instruments included 738,138 unvested shares of restricted stock, including 736,839 shares of restricted stock issued in December 2018 in connection with the Company’s IPO and 1,299 additional shares of restricted stock issued in January 2019. As of September 30, 2019, these 738,138 unvested shares of restricted stock were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings in the three (not shown due to rounding) and nine months ended September 30, 2019. We had no outstanding dilutive instruments as of September 30, 2018.

(2)
See “Selected Financial Information” for an explanation of certain non-GAAP financial measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP financial measures to their GAAP counterparts.

During the three and nine month periods ended September 30, 2019, basic and diluted earnings per share increased as a result of higher net income in the three and nine month periods ended September 30, 2019 compared to the same periods one year ago.

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
Stockholders’ equity increased $78.3 million, or 10.5%, to $825.8 million as of September 30, 2019 compared to December 31, 2018, primarily due to: (i) $37.9 million of net income in the nine months ended September 30, 2019, (ii) a $35.3 million increase in AOCI resulting primarily from a higher valuation of securities available for sale compared to December 31, 2018, and (iii) the Company’s amortization of stock-based compensation of its 2018 restricted stock award related to the IPO. The higher valuation of securities available for sale during 2019 was the primary driver of the Company’s deferred tax assets declining approximately $10.9 million, or 66.9%, to $5.4 million as of September 30, 2019, as the unrealized gains and losses included in AOCI are reported in stockholders’ equity on an after-tax basis.
Liquidity Management.
At September 30, 2019 and December 31, 2018, the Company had $1.17 billion of outstanding advances from the FHLB and other borrowings. At September 30, 2019 and December 31, 2018, we had an additional $1.2 billion available under FHLB facilities. During the nine months ended September 30, 2019, the Company repaid $930 million of outstanding advances and other borrowings, and borrowed $935 million from these sources. There were no other borrowings as of September 30, 2019.
The following table summarizes the composition of our FHLB advances by type of interest rate:

	September 30, 2019	December 31, 2018
(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 1.14% to 3.23% (December 31, 2018 - 1.50% to 3.86%) (1)	$890,000	$886,000
Floating rate three-month LIBOR ranging from 2.03% to 2.56% (December 31, 2018 - 2.40% to 2.82%) (2)	280,000	280,000
	$1,170,000	$1,166,000
__________________

(1)
As of September 30, 2019, includes $200 million (fixed interest rate - 1.14%) in advances from the FHLB that are callable prior to maturity. There were no callable advances from the FHLB as of December 31, 2018.

(2)
At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In the first quarter of 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI. This amount will be amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. The Company recorded a credit of approximately $0.9 million against interest expense on FHLB advances in the nine months of 2019 and expects to record a credit of approximately $0.4 million in the rest of 2019.

At September 30, 2019, advances from the FHLB had maturities through 2023 with interest rates ranging from 1.14% to 3.23%. We expect to continue taking FHLB funding as needed in short duration maturities.
We also maintain federal funds lines with several banks, and had $72.0 million and $35.5 million of availability under these lines at September 30, 2019 and December 31, 2018, respectively.

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Amerant Florida Bancorp Inc., formerly Mercantil Florida Bancorp Inc., or Amerant Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $17.3 million as of September 30, 2019 and $32.9 million as of December 31, 2018 in funds available to service this junior subordinated debt. In the third quarter of 2019, we used $25.5 million of Amerant Florida’s cash to redeem the outstanding trust preferred securities issued by its Statutory Trust II and Capital Trust III subsidiaries, and the related junior subordinated debt issued by Amerant Florida. During the nine months ended September 30, 2019, the Bank declared and paid dividends of $25.0 million to Amerant Florida.
Redemption of Junior Subordinated Debentures
On July 31, 2019 and September 7, 2019, the Company redeemed all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Capital Trust III and all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Statutory Trust II, respectively. The Capital Trust III and the Statutory Trust II securities were redeemed at the contractual call price of 101.018% and 100.53%, respectively. The Company simultaneously redeemed all $10.4 million and $15.5 million junior subordinated debentures held by its Capital Trust III and Statutory Trust II subsidiaries, respectively, as part of these redemption transactions. These redemptions together reduced total cash and cash equivalents by approximately $23.8 million, financial liabilities by approximately $25.9 million and other assets by approximately $2.4 million. In addition, third quarter 2019 results included a total charge of $0.3 million for the contractual premiums paid to security holders from these redemptions. The redemption of these legacy Tier 1 capital instruments reduced the Company’s Tier 1 equity capital by a net of $23.5 million.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their short-term cash obligations. See “Supervision and Regulation” in the Form 10-K.
Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital ratio	$932,400	14.77%	$505,076	8.00%	$631,344	10.00%
Tier 1 capital ratio	879,649	13.93%	378,807	6.00%	505,076	8.00%
Tier 1 leverage ratio	879,649	11.15%	315,642	4.00%	394,553	5.00%
Common Equity Tier 1	793,737	12.57%	284,105	4.50%	410,374	6.50%

December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common Equity Tier 1	749,465	11.07%	304,671	4.50%	440,080	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital ratio	$906,828	14.37%	$504,995	8.00%	$631,244	10.00%
Tier 1 capital ratio	854,077	13.53%	378,746	6.00%	504,995	8.00%
Tier 1 leverage ratio	854,077	10.83%	315,360	4.00%	394,200	5.00%
Common Equity Tier 1	854,077	13.53%	284,060	4.50%	410,309	6.50%

December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common Equity Tier 1	826,114	12.20%	304,630	4.50%	440,021	6.50%
The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for Common Equity Tier 1 capital, or “CET1”, additional Tier 1 capital and Tier 2 capital. Although trust preferred securities issued after May 19, 2010 generally do not qualify as Tier 1 capital, all outstanding series of our trust preferred securities totaling $89.1 million at September 30, 2019 ($114.1 million at December 31, 2018), are grandfathered and continue to qualify as Tier 1 capital. In three months ended September 30, 2019, the Company redeemed all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Statutory Trust II, and all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Capital Trust III. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”, and collectively with the Federal Reserve and the OCC, the “Federal Banking Agencies”), published a final rule on July 22, 2019 that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Non-advanced approaches institutions will be permitted to implement the Capital Simplifications Final Rule as of its revised effective date in the quarter beginning January 1, 2020, or wait until the quarter beginning April 1, 2020. As of the date of implementation, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also effective October 1, 2019, the final rule makes various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the Bank Holding Company Act and Federal Reserve Regulation Y. The Company currently estimates these simplified capital rules should have no material effect on the Company’s regulatory capital and ratios when effective.

The Federal Banking Agencies issued final rules on October 29, 2019 that provide simplified capital measures, including a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). Qualifying community banking organizations with less than $10 billion of assets that comply with and elect to use the community bank leverage ratio (“CBLR”) and that maintain a CBLR greater than 9% would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies’ prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. The CBLR, among other proposals, reflects the Federal banking agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile. The CBLR will first be available for banking organizations to use in their March 31, 2020 Call Report or Form FR Y-9C. Non-advanced approaches institutions’ will also be able to take advantage of simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in unconsolidated financial institutions. The Company is evaluating the new rules.

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

(in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$821,197	$923,424
Credit card facilities (1)	145,866	198,500
Letters of credit	21,155	27,232
	$988,218	$1,149,156
__________________

(1)
In April 2019, we revised our credit card program to further strengthen credit quality. The Company stopped the charging privileges to our smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they are required to repay all balances by January 2020. As a result of these actions, the Company no longer carry off-balance sheet credit risk associated with its former credit card program.

Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2018.
Recently Issued Accounting Pronouncements. There are no recently issued accounting pronouncements that have recently been adopted by us. For a description of accounting standards issued that are pending adoption, see Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s interim consolidated financial statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management. There have been no material changes in our market risk exposure as compared to those discussed in our Form 10-K, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our quarterly report on Form 10-Q for the period ended June 30, 2019, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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
A lawsuit was filed in September 2017 in Miami-Dade County Circuit Court, Florida and has been amended multiple times. The claims are against Amerant Trust and Kunde Management, LLC (“Kunde”). Kunde was established to manage trusts for the respective benefit of Gustavo Marturet Machado’s wife and his siblings. Amerant Trust is the trustee of these trusts and is Kunde’s manager. The plaintiff is a beneficiary of one trust and is an aunt of Gustavo Antonio Marturet Sr., a Company director and a sister-in-law of Mr. Gustavo Antonio Marturet Sr.’s mother, a principal Company shareholder.
This action alleges breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde and seeks damages in an unspecified amount. The Company denies the claims, and believes these are barred by the statute of limitations and is defending this lawsuit vigorously. The parties began mediation on January 22, 2019, pursuant to court order, and settlement discussions are ongoing. The Company cannot reasonably estimate at this time the possible loss or range of losses, if any, that may arise from this unresolved lawsuit and the timing of any resolution of this action. The Company has incurred approximately $643 thousand in legal fees through November 05, 2019 defending this case, including recent preparations for trial. The Company expects to be reimbursed for these fees in accordance with the trust agreements and the Kunde organizational documents upon conclusion of this proceeding.
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
In April 2019, we revised our credit card program to further strengthen credit quality. We have stopped charge privileges to our riskiest cardholders and are requiring repayment of their balances by November 2019. All amounts deemed uncollectible were charged off during the quarter. Charge-offs during the quarter were $1.7 million, and $3.1 million in the nine months ended September 30, 2019. The ALL, after the charge-offs, for this product stands at $3.6 million at September 30, 2019. We are closely monitoring the performance of these accounts, with an outstanding balance of $20.8 million as of September 30, 2019, until they are completely repaid. At the end of October we curtailed charge privileges to the remaining cardholders and are requiring repayment of their balances by January 2020. Concurrently, we entered into referral arrangements with recognized U.S.-based card issuers which will permit us to serve our international and domestic card customers.
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

AMERANT BANCORP INC. (Registrant)

Date:	November 12, 2019	By:	/s/ Millar Wilson
Millar Wilson
Vice-Chairman and Chief Executive Officer

Date:	November 12, 2019	By:	/s/ Alberto Peraza
Alberto Peraza
Co-President and Chief Financial Officer