Form 10-K
period 2019-12-31
Amerant Bancorp Inc.
filed 2020-03-16
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number 001-38534

Amerant Bancorp Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0032379 (I.R.S. Employer Identification No.)
220 Alhambra Circle, Coral Gables, Florida	33134
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 460-8728
_________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share Class B Common Stock, par value $0.10 per share	AMTB AMTBB	NASDAQ NASDAQ
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 28, 2019 as reported by the NASDAQ Global Select Market on such date, was approximately $448 million. The aggregate market value of the Class B common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class B common stock on June 28, 2019 as reported by the NASDAQ Global Select Market on such date, was approximately $171 million.

The number of shares outstanding of the registrant’s classes of common stock as of March 6, 2020: Class A Common Stock, par value $0.10 per share, 28,927,447 shares; Class B Common Stock, par value $0.10 per share, 13,286,137 shares (excludes 4,464,916 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

1

AMERANT BANCORP INC.
FORM 10-K
December 31, 2019

PART I

In this Annual Report on Form 10-K, or Form 10-K, unless otherwise required by the context, the terms “we,” “our,” “us,” and the “Company,” refer to Amerant Bancorp Inc. and its consolidated subsidiaries including its wholly-owned main operating subsidiary, Amerant Bank, N.A., which we individually refer to as “the Bank”.

Cautionary Note Regarding Forward-Looking Statements
Various of the statements made in this Form 10-K, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission (the “SEC”).

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider”, “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;

•	operational risks are inherent in our businesses;

•	market conditions and economic cyclicality may adversely affect our industry;

•	our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions;

•	our cost of funds may increase as a result of general economic conditions, interest rates, inflation and competitive pressures;

•
many of our loans and our obligations for borrowed money are priced based on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. We are subject to risks that LIBOR will no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes after 2021;

•	our derivative instruments may expose us to certain risks;

•
our valuation of securities and investments and the determination of the amount of impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition;

•	our success depends on our ability to compete effectively in highly competitive markets;

•	our success depends on general and local economic conditions where we operate;

•	severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business;

•	defaults by or deteriorating asset quality of other financial institutions could adversely affect us;

•	nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition;

•	changes in the real estate markets, including the secondary market for residential mortgage loans, may adversely affect us;

•	our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures;

•
if our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition;

•	mortgage servicing rights requirements may change and require us to incur additional costs and risks;

•	we may be contractually obligated to repurchase mortgage loans we sold to third-parties on terms unfavorable to us;

•	our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition;

•	liquidity risks could affect operations and jeopardize our financial condition;

•	certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace;

•	our Venezuelan deposit concentration may lead to conditions in Venezuela adversely affecting our operations;

•	our investment advisory and trust businesses could be adversely affected by conditions affecting our Venezuelan customers;

•	our brokered deposits and wholesale funding increases our liquidity risk, could increase our interest rate expense and potentially increase our deposit insurance costs;

•
technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements;

•	the fair value of our investment securities can fluctuate due to market conditions out of our control;

•	potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;

•	we may determine that our internal controls and disclosure controls could have deficiencies or weaknesses;

•
any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations;

•	our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats;

•	future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;

•	attractive acquisition opportunities may not be available to us in the future;

•
certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, Florida law, and U.S. banking laws could have anti-takeover effects by delaying or preventing a change of control that you may favor;

•	we may be unable to attract and retain key people to support our business;

•	our employees may take excessive risks which could negatively affect our financial condition and business;

•	we are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;

•	litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;

•	we are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected;

•	our operations are subject to risk of loss from unfavorable fiscal, monetary and political developments in the U.S. and other countries where we do business;

•	changes in accounting rules applicable to banks and financial institutions could adversely affect our financial condition and results of operations;

•
the Dodd-Frank Act currently restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies;

•	we may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms;

•	we will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion;

•	the Federal Reserve may require us to commit capital resources to support the Bank;

•	we may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions;

•	failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act could adversely affect us;

•	Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets;

•
we adopted a new accounting principle that requires immediate recognition in the statement of income of unrealized changes in the fair value of equity securities, which includes mutual funds, increasing the volatility of our results of operations;

•	we changed our brand from “Mercantil” to “Amerant,” which could adversely affect our business and profitability;

•	we are incurring incremental costs as a separate, public company;

•	as a separate, public company, we spend additional time and resources to comply with rules and regulations that previously did not apply to us;

•	our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results;

•	certain of our directors may have actual or potential conflicts of interest because of their equity ownership in the Former Parent or their positions with the Former Parent and us;

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline;

•	our stock price may fluctuate significantly;

•
a limited market exists for the Company’s shares of Class B common stock on the Nasdaq Global Select Market. An active trading market may not develop or continue for the Company’s shares of Class B common stock, which could adversely affect the market price and market volatility of those shares;

•	certain of our existing stockholders could exert significant control over the Company;

•	we have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Company Shares;

•	we expect to issue more Class A common stock in the future which may dilute holders of Class A common stock;

•	holders of Class B common stock have limited voting rights. As a result, holders of Class B common stock will have limited ability to influence shareholder decisions;

•	our dual classes of Company Shares may limit investments by investors using index-based strategies;

•
we are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors;

•	we do not currently intend to pay dividends on our common stock;

•
our ability to pay dividends to shareholders in the future is subject to profitability, capital, liquidity and regulatory requirements and these limitations may prevent us from paying dividends in the future;

•	we face strategic risks as an independent company and from our history as a part of the Former Parent; and

•	the other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Form 10-K.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary note. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Item 1. BUSINESS
Our Company
We are a bank holding company headquartered in Coral Gables, Florida, with $8.0 billion in assets, $5.7 billion in loans held for investment, $5.8 billion in deposits, $834.7 million of shareholders’ equity, and $1.8 billion in assets under management and custody as of December 31, 2019. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment and wealth management services are provided by the Bank’s national trust company subsidiary, Amerant Trust, N.A., or Amerant Trust, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, and the Bank’s Grand Cayman based trust company subsidiary, Elant Bank & Trust Ltd., or the Cayman Bank.
The Bank was founded in 1979 and is the largest community bank headquartered in Florida. We currently operate 26 banking centers where we offer personal and commercial banking services. The Bank’s three primary markets are South Florida, where we operate eighteen banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have 8 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and a loan production office, or LPO, in Dallas, Texas, which we opened in early 2019; and the greater New York City area, where we also maintain a LPO that focuses on originating Commercial Real Estate (“CRE”) loans.
At December 31, 2019, we had 829 full-time-employees, or FTEs, throughout our markets. We have no foreign offices. The Cayman Bank does not maintain any physical offices in the Cayman Islands and has a registered agent in Grand Cayman as required by applicable regulations.
Our History
From 1987 through December 31, 2017, we were a wholly-owned subsidiary of Mercantil Servicios Financieros, C.A., which we refer to as the Former Parent. On March 15, 2018, the Former Parent transferred 100% of our outstanding Class A common stock and Class B common stock, together, the Company Shares, to a newly created Florida common law, non-discretionary, grantor trust, which we refer to as the Distribution Trust or the Trust.
On August 10, 2018, we completed our spin-off from the Former Parent, or the Spin-off, through the distribution of 19,814,992 shares of our Class A common stock and 14,218,596 shares of our Class B common stock, in each case adjusted for a reverse stock split completed on October 24, 2018. The shares distributed in the Distribution, or Distributed Shares, constituted 80.1% of the total issued and outstanding Company Shares of each class. As a result of the Distribution, each holder of record of the Former Parent’s Class A common stock or Class B common stock on April 2, 2018 received one share of our Class A common stock or one share of our Class B common stock for each share of the Former Parent Class A common stock or Class B common stock, respectively.
Following the Spin-off, the Former Parent retained 19.9% of our Class A common stock, the Class A Retained Shares, and 19.9% of our Class B common stock, the Class B Retained Shares, in the Distribution Trust. We refer to the Class A Retained Shares and the Class B Retained Shares, collectively, the Retained Shares.
The Company Shares began trading on the Nasdaq Global Select Market on August 13, 2018.

On December 21, 2018, we completed an initial public offering, the IPO, of 6,300,000 shares of Class A common stock. The Former Parent sold all 4,922,477 shares of its Class A Retained Shares in the IPO. We received no proceeds from the Former Parent’s sale of its Class A Retained Shares in the IPO. We sold 1,377,523 shares of our Class A common stock in the IPO and used all of the proceeds we received to repurchase 1,420,135.66 Class B Retained Shares from the Former Parent.
At December 31, 2018, the Former Parent beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System, or the Federal Reserve, determined that the Former Parent no longer controlled the Company for purposes of the Bank Holding Company Act of 1956.
In January 2019, we sold an additional 229,019 shares of our Class A common stock when the underwriters in the IPO completed the partial exercise of their over-allotment option which was granted in connection with the IPO.
In February 2019, we issued and sold 1,903,846 shares of our Class A common stock in private placements exempt from registration under Section 4(a)(2) of the Securities Act and SEC Rule 506 (the “Private Placements”).
In March 2019, we completed the repurchase of the remaining Class B Retained Shares from the Former Parent. Following this repurchase, the Former Parent no longer owns any Company Shares.
Our Class A common stock and Class B common stock are listed on the Nasdaq Global Select Market under the trading symbols “AMTB” and “AMTBB,” respectively.
Cayman Bank Acquisition
On November 15, 2019, we completed the acquisition of Grand Cayman based Elant Bank and Trust Ltd., formerly Mercantil Bank and Trust Limited (the “Cayman Bank”) from an affiliate of the Former Parent (the “Cayman Bank Acquisition”). We have historically operated and managed the Cayman Bank under service agreements with the Former Parent. The purchase price of approximately $15.0 million was paid in cash and represented the Cayman Bank’s fair market value of the Cayman Bank’s shareholder’s equity, adjusted to reflect income and losses to the closing date and purchase accounting adjustments, including the mark to market of all assets and liabilities at the closing date, plus a premium of $885,000. The premium was based upon a valuation of the Cayman Bank prepared for us by Hovde Group, an investment banking firm. The Company received all necessary bank regulatory approvals and completed the acquisition promptly after the receipt of the last required bank regulatory approval.
The Cayman Bank is a bank and trust company domiciled in George Town, Grand Cayman. The Cayman Bank operates under a Cayman Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of Amerant Trust and the Bank, respectively, under separate agreements. Approximately 50% of our trust relationships, including those of many of our important foreign customers, employ Cayman Islands trusts and are domiciled in the Cayman Bank. The Office of the Comptroller of the Currency, or the OCC, periodically examines the Bank and Amerant Trust and reviews the fiduciary relationships and transactions that Amerant Trust and the Bank manage for the Cayman Bank. The Cayman Bank serves a number of our trust and wealth management customers, and develops high net worth international customer relationships with offshore trust and estate planning services. The Cayman Bank had approximately $195 million in assets under custody and management at December 31, 2019.
The Acquisition enables us to continue the existing fiduciary services and general administrative services agreements with Amerant Trust and the Bank, subject to any regulatory requirement. We believe the continuation of these services, as well as the continued and sole designation of our officers and directors, as officers or directors of the Cayman Bank, protects our customers’ best interests.

New Brand
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
Segments
Prior to the second quarter of 2019, the Company had four reportable segments: Personal and Commercial Banking, Corporate LATAM, Treasury and Institutional. Results of these segments were presented on a managed basis. This structure was driven, among other things, by how the Company previously managed the business, how internal reporting was prepared and analyzed, and how management made decisions.

In August 2019, the Company announced that, due to changes in the structure of its internal organization, it would report its financial performance as a single operating segment beginning with the quarter ended June 30, 2019. As a result of these changes, all decisions, including those relating to loan growth and concentrations, deposit and other funding, market risk, credit risk, operational risk and pricing are now made after assessing their effects on the Company as a whole, using a single segment concept. Management determined that no separate current or historical reportable segment disclosures are required under generally accepted accounting principles in the United States of America (“U.S. GAAP”).
This change was consistent with the Company’s strategic shift to focus on community banking after the spin-off from its Former Parent in August 2018, and the rebranding of the Company launched in April 2019. As part of this strategic shift, the Company significantly reduced its international lending activities which had been largely allocated to the Corporate LATAM segment. As a result, management reassessed the Company’s remaining international business activities as well as the remaining three segments to determine whether the Company would continue to manage these businesses as separate operating segments, or consolidated as one single segment. In performing its assessment, management noted a similarity in the nature of products and services, processes, type of customers, distribution methods, and regulatory environment of its businesses. Further, management determined that management would no longer review discrete financial information related to the remaining operating segments for purposes of assessing performance or to allocate resources.

Our Markets
Our primary market areas are South Florida, the greater Houston, Texas and the greater New York City area, especially the five New York City boroughs. We serve our market areas from our headquarters in Coral Gables, Florida, and through a network of 18 banking locations in South Florida and eight banking locations in the greater Houston, Texas area. We also maintain a LPO in New York, New York that focuses on originating CRE loans, and a LPO in Dallas, Texas that originates all types of commercial loans. As part of our strategic plan, in addition to expansion in our domestic market areas, we may further diversify our markets through entry into other large metropolitan markets, especially in other major cities in Texas. Expansion may include LPOs and banking centers.

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
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2019, the Bank had a legal lending limit of approximately $126.2 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 27.7% of our legal lending limit and $30.0 million for all other loans, representing 23.8% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.
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
Credit risk management involves a collective effort among our loan officers and credit underwriting, credit administration, credit risk and collections personnel. We generally conduct weekly credit committee meetings to approve loans at or above $10 million (loans for customers with an aggregate exposure equal to or above $10 million are also considered by the credit committee) and review any other credit related matter. Once a month, the asset quality trends and delinquencies are also reviewed by the credit committee and reports are elevated to senior management and the board of directors. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Loan officers, credit administration personnel and senior management proactively support collection activities. Our evaluation and compensation program for our loan officers includes asset quality goals, such as the percentage of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.

Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury management services for our commercial clients. We solicit deposits through our relationship-driven team of dedicated and accessible bankers, through community-focused marketing and, increasingly, through our dedicated national online channel. We also seek to cross-sell deposit and wealth management products and services at loan origination, and loans to our depository and other customers. Our deposits are fully-insured by the Federal Deposit Insurance Corporation, or FDIC, subject to applicable limits. See “-Supervision and Regulation.”
We utilize brokered deposits. As of December 31, 2019 and 2018, we had brokered deposits of $682.4 million and $642.1 million, 11.9% and 10.6% of our total deposits at those dates, respectively.
Following the Spin-off, we have sought to continue to increase our share of domestic deposits by continuing our banking center expansion and reconfiguration plans and focusing on improved efficiency and customer satisfaction.
Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services through Amerant Trust and the Cayman Bank. Catering to high net worth customers, our trust and estate planning products include simple and complex trusts, private foundations, personal investment companies and escrow accounts. Amerant Trust continues to provide trust administrative services to the Cayman Bank following the Cayman Bank Acquisition previously discussed. Amerant Trust’s wholly-owned subsidiary, CTC Management Services, LLC, provides corporate and ancillary administrative services for Amerant Trust’s fiduciary relationships.
We also offer brokerage and investment advisory services in global capital markets through Amerant Investments, which is a member of the Financial Industry Regulatory Authority (FINRA), the Securities Investor Protection Corporation (SIPC) and a registered investment adviser with the SEC. Amerant Investments acts as an introducing broker-dealer through Pershing (a wholly-owned subsidiary of The Bank of New York Mellon) to obtain clearing, custody and other ancillary services. Amerant Investments offers a wide range of products, including mutual funds, exchange-traded funds, equity securities, fixed income securities, structured products, discretionary portfolio management, margin lending and online equities trading. Amerant Investments has distribution agreements with many major U.S. and international asset managers, as well as with some focused boutique providers. Amerant Investments provides its services to the Bank’s U.S. domestic and international customers. The Bank’s retail customers are offered non-FDIC insured investment products and services exclusively through Amerant Investments.
Other Products and Services
We offer banking products and services that we believe are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile device, telephone and mail. In 2019, we revamped our online banking suite to also offer online CD openings first on a limited basis in our general markets footprint, and later outside our natural footprint which we expect to continue expanding. In 2019, we also started providing access to Zelle®, a popular digital-payment platform that makes it easier for our personal banking clients to send and receive small sums of money, typically within minutes.

Many of the services provided through our online platform are also available via our mobile application for smart devices. We also offer debit cards, night depositories, direct deposit, cashier’s checks, safe deposit boxes in various locations and letters of credit, as well as treasury management services, including wire transfer services, remote deposit capture and automated clearinghouse services. In addition, we offer other more complex financial products such as derivative instruments, including interest rate swap and cap contracts, to more sophisticated lending customers.
Investments
Our investment policy, set by our board of directors, requires that investment decisions be made based on, but not limited to, the following four principles: investment quality, liquidity requirements, interest-rate risk sensitivity and estimated return on investment. These characteristics are pillars of our investment decision-making process, which seeks to minimize exposure to risks while providing a reasonable yield and liquidity. Under the direction of the asset-liability management committee (“ALCO”) and management, the Bank’s employees have delegated authority to invest in securities within specified policy guidelines.
Information Technology Systems
We continue to make significant investments in our information technology systems for our deposit and lending operations and treasury management activities. We believe that these investments, including additional technology changes to implement our strategic plan, are essential to enhance our overall customer experience, to support our compliance, internal controls and efficiency initiatives, to expand our capabilities to offer new products, and to provide scale for future growth and acquisitions. We license our core data processing platform from a nationally recognized bank software vendor, which we believe provides us with essential functionalities to support our continued growth. Our internal network and the majority of our key applications are maintained or hosted in-house, while our focus on technology use to support our business strategies has led to increased digital investments. The scalability of our infrastructure is designed to support our expansion strategy. In addition, we leverage the capabilities of third-party service providers to augment the technical capabilities and expertise that is required for us to operate as an effective and efficient organization. In December 2019, we engaged Salesforce® for its Customer Relationship Management (“CRM”) system and nCino® for its loan origination solution.
The Bank is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. The Bank has an enterprise-wide Information Security Program, or Security Program, which is designed to protect the confidentiality, integrity and availability of customer non-public information and bank data. The Security Program was also designed to protect our operations and assets through a continuous and comprehensive cybersecurity detection, protection and prevention program. This program includes an information security governance structure and related policies and procedures, security controls, protocols governing data and systems, monitoring processes, and processes to ensure that the information security programs of third-party service providers are adequate. Our Security Program also continuously promotes cybersecurity awareness and culture across the organization.
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

Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of lenders and other financial institutions within our markets, including local, regional, national and international commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, trust service providers, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies, or Fintechs, and other financial intermediaries on various of our products and services. Some of our competitors are not subject to the regulatory restrictions and the level of regulatory supervision applicable to us.
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
Our Business Strategy
As part of our Spin-off from the Former Parent, our business model and product offerings have been simplified and include a greater focus on U.S. domestic lending and deposit gathering. We continue to implement our strategic plan to simplify our business model and include a greater focus on our activities as a community bank serving our domestic customers, select foreign depositors, and wealth management and fiduciary customers.
Our strategic objectives include:

•
Increase domestic core deposits, focused on client acquisition and deepen relationships by bundling products to increment client stickiness, as well as gain a greater share of each customer’s business;

•	Enhance retail and commercial sales and servicing approaches with a consultative needs based and high touch perspective, using CRM tools;

•	Retain international deposits by adding new and revamped products bundles and improving the customer journey;

•	Expand and improve the capabilities of our online bank to offer deposit accounts nationwide;

•
Focus on domestic lending opportunities, especially relationship-driven consumer loans (including residential first mortgages and home equity loans), retail lending (including personal and small business loans) and C&I and CRE loans, which may improve our returns at lower risks than various types of credits we have made historically;

•
Improve cross-selling among all business lines, with a focus on attracting core deposits, fee income and loans, while building broader, more profitable customer relationships, including wealth management;

•	Increase non-interest fee income through our cash management products, interest rate swaps, private banking and wealth management services;

•	Buildup our scalable wealth management business with more domestic, as well as international customers;

•	Where possible, reconfigure banking centers to smaller banking centers of the future facilities, and relocate certain banking centers to better locations as existing leases expire;

•	Upgrade the customer experience by:

◦	improving online and mobile banking for retail and commercial customers;

◦
transforming our banking centers to provide a seamless retail banking experience with staff focused on consultative customer service across the full range of products we offer with less emphasis on routine transactions;

◦	streamlining and expediting product applications, transactions and customer processes compliant with regulatory requirements, such as data privacy and anti-money laundering; and

◦	providing quicker decisions on customer requests while maintaining accountability and appropriate credit and compliance standards;

•	Reduce the number of computer applications and programs and streamline our processes to increase efficiency through approximately $10.0 to $15.0 million of technology investments through 2021;

•	Increase the use of digital tools (CRM and a new loan origination system) to streamline the sales process and increase efficiency;

•	Reduce staffing generally, including as a result of more automated and better integrated systems, and reduced staffing in the banking centers of the future;

•	Reduce and reorganize the space we occupy in our main office to increase the amount and attractiveness of space available for lease to third parties; and

•	Align responsibilities and incentives to achieve these goals.
Our Employees
As of December 31, 2019, we employed 829 FTEs. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be very good and monitor these through annual employee engagement surveys. The Bank has earned an AON’s Regional “Best Employer” award in two of the last three years. This award recognizes those organizations that have made an extraordinary effort to gain a competitive advantage through their people and, in doing so, become employers of choice.

Other Subsidiaries
Intermediate Holding Company
The Company owns the Bank through our wholly-owned, intermediate holding company, Amerant Florida Bancorp Inc., or Amerant Florida. Amerant Florida is the obligor under the $92.2 million aggregate principal amount of junior subordinated debentures related to our outstanding trust preferred securities at December 31, 2019. As of December 31, 2019 and 2018, Amerant Florida had cash and cash equivalents of $48.9 million and $32.9 million, respectively, on a stand-alone basis.
The REIT
Through the Bank’s subsidiary, CB Reit Holding Corporation, or REIT Hold Co., we maintain a real estate investment trust, CB Real Estate Investments, or REIT, which is taxed as a real estate investment trust. The REIT holds various of the Bank’s real estate loans, and allows the Bank to better manage the Bank’s real estate portfolio.
Dividend Restrictions
As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation-Payment of Dividends.”

EMERGING GROWTH COMPANY STATUS
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, the trading market for our securities may be reduced, and the prices of our securities may be traded at lower prices and experience greater volatility.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act.

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
Bank Holding Company Regulation
The Company is a bank holding company, subject to supervision, regulation and examination by the Federal Reserve under the Bank Holding Company Act, or BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain related activities. We are required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines us and our non-bank subsidiaries.
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
Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose insured depository institution subsidiaries maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977 (the “CRA”), may elect to become “Financial Holding Companies.” Financial Holding Companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, although the Federal Reserve has recommended repeal of the merchant banking powers, under the BHC Act’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to the activities conducted by their subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has not elected to become a financial holding company, but it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the acquirer is “well capitalized” and “well managed”. A national bank located in Florida, with the prior approval of the OCC, may acquire and operate one or more banks in other states pursuant to a transaction in which the bank is the surviving bank. In addition, national banks located in Florida may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Florida. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) permits banks, including national banks, to branch anywhere in the United States.

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
Loans to executive officers and directors of an insured depository institution or any of its affiliates or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and the corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed our unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which we are permitted to extend credit to executive officers of the Bank.

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

Relationship with the Former Parent
We were a wholly-owned indirect subsidiary of the Former Parent from 1987 until August 2018. The Former Parent was a “bank holding company” under the BHC Act as a result of its control of the Company and the Bank, and was also a “foreign banking organization”, or FBO, as a result of its control of the Bank. The Former Parent distributed 80.1% of our Class A and Class B common stock to its shareholders in the Spin-off on August 10, 2018. The Former Parent sold all its remaining Company Class A voting stock in the Company’s IPO that closed on December 21, 2018. The Company used IPO proceeds to repurchase Class B non-voting common stock from the Former Parent on December 28, 2018, reducing the Former Parent’s holding in Class B common stock to less than 5% of the Company’s total common stock capital. On March 7, 2019, the Company repurchased all of the Former Parent’s remaining shares of nonvoting Class B common stock.
The Federal Reserve determined that the Former Parent no longer “controlled” the Company or the Bank as of year-end 2018 and, therefore, was no longer a bank holding company or FBO subject to Federal Reserve supervision or regulation.
The Former Parent made several commitments to the Federal Reserve in furtherance of the Company’s separation and to avoid potential issues under the “Joint Agency Statement on Parallel-Owned Banking Organizations” (April 23, 2001), or the “Parallel Banking Policy Statement”. The Former Parent and its subsidiaries committed to the Federal Reserve that they would not, directly or indirectly engage in, or be a party to, any business transaction or relationship (including, without limitation, any receipt of funds as a depository) with the Company or any of its subsidiaries. Notwithstanding this limitation, the following transactions were permitted:

•	Certain limited existing business and transitional service relationships existing as of December 2018, all of which substantially ended in the second quarter of 2019;

•	The Cayman Bank Acquisition, completed in the third quarter of 2019; and

•	The lease of space at market rates by the Company to the Former Parent to house certain employees of the Former Parent who perform treasury and administrative services.

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
The Bank is a member of the FDIC’s Deposit Insurance Fund and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. Under the Dodd-Frank Act, the Bank also is subject to regulations issued by the federal Consumer Financial Protection Bureau (“CFPB”), with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion of assets. See “-FDIC Insurance Assessments”.
The OCC has adopted the FFIEC’s Uniform Financial Institutions Rating System, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management,

Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates, and the ability to manage market risk.
Evaluations of the component areas of the CAMELs rating take into consideration the institution’s size and sophistication, the nature and complexity of its activities, its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices, management’s ability to identify, measure, monitor, and control the risks of its operations and the nature and complexity of interest rate risk exposure arising from non-trading positions. The OCC considers Bank Secrecy Act/anti-money laundering (“BSA/AML”), examination findings in a safety and soundness context when assigning the management component rating. Serious deficiencies in a bank’s BSA/AML compliance create a presumption that the management rating will be adversely affected because risk management practices are less than satisfactory.
Composite ratings are based on an evaluation of an institution’s managerial, operational, financial, and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings.
The Gramm-Leach-Bliley Act, or the GLB Act, and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third-parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies. In December 2015, Congress amended the GLB Act as part of the Fixing America’s Surface Transportation Act. This amendment provided financial institutions that meet certain conditions an exemption to the requirement to deliver an annual privacy notice. On August 10, 2018, the CFPB announced that it had finalized conforming amendments to its implementing regulation, Regulation P; these amendments became effective on September 17, 2018.
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
On January 9, 2020, the OCC and the FDIC issued a joint notice of proposed rulemaking to modernize regulations governing compliance with the CRA. The proposed regulations are aimed at encouraging institutions subject to the regulation to serve their communities by making the regulatory framework more objective, transparent, consistent, and easy to understand. The OCC shares responsibility for enforcing the rules with the Federal Reserve and the FDIC. Even though the Federal Reserve did not join the OCC in the publication of its proposed rulemaking concerning revisions to the CRA regulations, it is considering ideas regarding modernizing the CRA, tailoring the CRA regulations for banks of different sizes and improving the consistency and predictability of CRA evaluations and ratings.
 Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank has received an "outstanding” rating since 2000, including its most recent CRA evaluation in June 2019.
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
The federal bank regulators have updated their guidance on overdrafts several times, including overdrafts incurred at ATMs and point of sale (“POS”) terminals. Overdrafts have become a focus of the CFPB. Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions. In May 2018, the OCC encouraged national banks to offer short-term, small-Dollar installment lending. The Federal Reserve expressed similar support for responsible small-Dollar lending in its June 2018 Consumer Compliance Supervision Bulletin and recently commented on certain bank practices with respect to overdraft fees being unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act. The CFPB issued a rule that became effective on August 16, 2019, that delays the effectiveness of the underwriting standards for loans covered by its 2017 Payday, Vehicle Title and Certain High-Cost Installment Loans rule until November 19, 2020. In addition, the CFPB has separately proposed the rescission of the mandatory underwriting provisions of the 2017 rule.

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
The Bank generally services the loans it originates, excluding those it sells. The CFPB adopted mortgage servicing standards, effective in January 2014. These include requirements regarding force-placed insurance, certain notices prior to rate adjustments on adjustable rate mortgages, and periodic disclosures to borrowers. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide borrowers direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans, and the mandatory delays in foreclosures could result in loss of value on collateral or the proceeds we may realize from a sale of foreclosed property.

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
The Bank is subject to the CFPB’s integrated disclosure rules under the Truth in Lending Act and the Real Estate Settlement Procedures Act, called “TRID,” for credit transactions secured by real property. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to any restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships. The 2018 Growth Act reduced the scope of the TRID rules by eliminating the wait time for a mortgage, if an additional creditor offers a consumer a second offer with a lower annual percentage rate. Congress encouraged federal regulators to provide better guidance on TRID in an effort to provide a clearer understanding for consumers and bankers alike. On November 20, 2019, the CFBP invited public comment on an assessment it was conducting on the TRID rule’s effectiveness seeking recommendations for modifying, expanding or eliminating the TRID rule. The deadline for submissions was January 21, 2020 and no changes to the TRID rule have been announced yet. The 2018 Growth Act also provides partial exemptions from the collection, recording, and reporting requirements under Sections 304(b)(5) and (6) of the Home Mortgage Disclosure Act, or HMDA, for those banks with fewer than 500 closed-end mortgages or less than 500 open-end lines of credit in both of the preceding two years, provided the bank’s rating under the CRA for the previous two years has been at least “satisfactory.” On August 31, 2018, the CFPB issued an interpretive and procedural rule to implement and clarify these requirements under the 2018 Growth Act.
Anti-money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

The USA PATRIOT Act and the related federal regulations require banks to establish anti-money laundering programs that include, at a minimum:

•
internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

•
Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. On May 11, 2018, the U.S. Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their customers that are legal entities - the beneficial owners. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

Moreover, South Florida has been designated as a “High Intensity Financial Crime Area,” or HIFCA, by FinCEN and a “High Intensity Drug Trafficking Area,” or HIDTA, by the Office of National Drug Control Policy. The HIFCA program is intended to concentrate law enforcement efforts to combat money laundering efforts in higher-risk areas. The HIDTA designation makes it possible for local agencies to benefit from ongoing HIDTA-coordinated program initiatives that are working to reduce drug use.

There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury, or “OFAC.” OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States, based on U.S. foreign policy and national security goals. OFAC issues regulations that restrict transactions by U.S. persons or entities (including banks), located in the U.S. or abroad, with certain foreign countries, their nationals or “specially designated nationals.” OFAC regularly publishes listings of foreign countries and designated nationals that are prohibited from conducting business with any U.S. entity or individual. While OFAC is responsible for promulgating, developing and administering these controls and sanctions, all of the bank regulatory agencies are responsible for ensuring that financial institutions comply with these regulations.
Other Laws and Regulations
The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act, as well as related rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and the Nasdaq Stock Market. As a newly public company, and as an emerging growth company, we are not required currently to comply with various provisions of the Sarbanes-Oxley Act. See “Business-Emerging Growth Company Status.”
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

Payment of Dividends
The Company is a legal entity separate and distinct from the Bank. Our primary source of cash flow is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net earnings for the preceding two calendar years, less any required transfers to surplus. During 2019 and 2018, the Bank paid cash dividends to the Company of $105.0 million and $47.5 million, respectively. At December 31, 2019, the Bank could have paid additional dividends of approximately $15.3 million, without prior OCC approval. In 2018, the Company paid a $40.0 million dividend to the Former Parent in connection with the Spin-off.
We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth or improve our costs and capital structure. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the performance of an investment in our common stock will depend upon any future appreciation in its value. Our common stock could decline or increase in value.
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
The Basel III Capital Rules were fully phased-in on January 1, 2019 and further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement effective January 1, 2019. The Company and the Bank exceeded the capital conservation requirement at year end 2019. See “Basel III Capital Rules.”
Capital
The Federal Reserve has risk-based capital rules for bank holding companies and the OCC has similar rules for national banks. These rules required at year end 2019 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 10.50%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital.

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
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 4%. However, regulators expect bank holding companies and banks to operate with leverage ratios above the minimum. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has indicated that it will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. Neither the Federal Reserve nor the OCC has advised us of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to the Company or the Bank, respectively. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not fully take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.
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
Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

•
Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company after May 19, 2010 will no longer count as Tier 1 capital. Our trust preferred securities outstanding at December 31, 2019 were issued before May 19, 2010, and are included in our Tier 1 capital.

Information concerning our and the Bank’s regulatory capital ratios at December 31, 2019 and December 31, 2018 is included under the heading “Regulatory Capital Requirements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on this Form 10-K.
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
The Company made a one-time election in 2015, whereby CET1 will not be adjusted for certain accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”).

Additionally, the rules call for “threshold deductions” of the following concepts that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after the above deductions are also made):

•	Mortgage servicing assets, net of associated DTLs;

•	DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, net of any valuation allowances and DTLs;

•	significant common stock investments in unconsolidated financial institutions, net of associated DTLs; and

•
Noncumulative perpetual preferred stock, Tier 1 minority interest not included in CET1, subject to limits, and current Tier 1 capital instruments issued to the U.S. Treasury, including shares issued pursuant to the TARP or SBLF programs.

In addition to the minimum risk-based capital requirements, a “capital conservation buffer” of CET1 capital of at least 2.5% of total risk-weighted assets, is required. The capital conservation buffer is calculated as the lowest of:

•	the banking organization’s CET1 capital ratio minus 4.5%;

•	the banking organization’s Tier 1 risk-based capital ratio minus 6.0%; or

•	the banking organization’s total risk-based capital ratio minus 8.0%.

The capital conservation buffers and the related restrictions on permissible dividends, stock repurchases and discretionary bonuses were at least partially applicable for the first time in 2016 and were fully phased in during subsequent years.
Full compliance with the capital conservation buffer was required by January 1, 2019. Currently, permissible dividends, stock repurchases and discretionary bonuses are limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

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

Changes in Risk-Weightings
The Basel III Capital Rules significantly changed the risk-weightings used to determine risk-weighted capital adequacy. Among various other changes, the Basel III Capital Rules apply a 250% risk-weighting to mortgage servicing rights (“MSRs”), DTAs that cannot be realized through net operating loss carry-backs and significant (greater than 10%) investments in other financial institutions.
The Basel III Capital Rules also changed some of the risk-weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Capital Rules:

•	Assign a 250% risk-weight to MSRs;

•	Assign up to a 1,250% risk-weight to structured securities, including private label mortgage securities and asset backed securities;

•
Retain existing risk-weights for residential mortgages, but assign a 100% risk-weight to most CRE loans and a 150% risk-weight for “high volatility CRE loans,” or “HVCRE,” which are credit facilities for the acquisition, construction or development of real property other than one-to-four family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

•	Assign a 150% risk-weight to past due exposures (other than sovereign exposures and residential mortgages);

•	Assign a 250% risk-weight to DTAs, to the extent not deducted from capital (subject to certain maximums);

•	Retain the existing 100% risk-weight for corporate and retail loans; and

•	Increase the risk-weight for exposures to qualifying securities firms from 20% to 100%.
HVCRE loans historically have had a risk weight of 150%. However, Section 214 of the 2018 Growth Act, restricts the federal bank regulators from applying this risk weight, except to certain acquisition development and construction (“ADC”) loans. On November 19, 2019, the federal bank regulators adopted a rule that goes effective April 1, 2020 that substantially conforms the definition of HVCRE loans to Section 214. The new rule provides that loans originated before January 1, 2015 will not receive the risk weight. For loans originated after January 1, 2015 and prior to April 1, 2020, banks may keep their current capital treatment or apply the new HVCRE definition. The Company had no loans classified as HVCRE as of December 31, 2019.

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

On November 21, 2018, the federal banking agencies issued for public comment a proposal under which a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. This proposal further provided that an institution will be considered to have met the capital ratio requirements to be “well-capitalized” for the agencies' prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. On October 29, 2019, the bank regulators jointly announced that they had finalized the rule and set the “well-capitalized” threshold at 9%.
See “Management’s Discussion and Analysis—Regulatory Capital Requirements for details on the Company’s and the Banks’ regulatory capital.”
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, 2016-13 “Financial Instruments - Credit Losses” which applies a current expected credit losses (“CECL”) model to financial instruments. It is effective for fiscal years after December 31, 2019 for public companies and December 31, 2022 for private companies, though there is a phase-in for emerging growth companies. CECL may affect the amount, timing and variability of the Company’s credit charges, and therefore its net income and regulatory capital. The Federal Reserve and other federal bank regulators have adopted a policy to allow a three-year phase-in of CECL’s effects on regulatory capital (the “CECL Capital Phase-In”). See “Risk Factors—Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.”
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
Effect of Governmental Monetary Policies
The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, changes in the Fed Funds target interest rate, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, which may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.

The Federal Reserve’s policies are primarily influenced by the dual mandate of price stability and full employment, and to a lesser degree by short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of such changes on our business and earnings in the future cannot be predicted.

FDIC Insurance Assessments
Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor. We pay deposit insurance assessments to the Deposit Insurance Fund, which are determined through a risk-based assessment system. Under the current system, deposit insurance assessments are based on a bank’s assessment base, which is defined as average total assets minus average tangible equity. For established small institutions (i.e., total consolidated assets of less than $10 billion), such as the Bank, the FDIC sets deposit assessment rates based on the Financial Ratios Method, which takes into account several ratios that reflect leverage, asset quality, and earnings at each individual institution and then applies a pricing multiplier that is the same for all institutions. An institution’s rate must be within a certain minimum and a certain maximum, and the range varies based on the institution’s composite CAMELS rating. The deposit insurance assessment is calculated by multiplying the bank’s assessment base by the total base assessment rate.

All FDIC-insured institutions have been required to pay assessments to the FDIC at a current annual rate of approximately five tenths of a basis point of its assessment base to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The last of the FICO bonds matured in 2019. The FDIC made its final collection of the assessment for these bonds in March 2019. FDIC-insured institutions accordingly are no longer required to pay the FICO bond assessment.

Under the Federal Deposit Insurance Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The Bank monitors its concentration of CRE loans and its relationship to its Total Risk-based Capital. The following table depicts the exposure for the last three years ending December 31, 2019, 2018 and 2017:

(in thousands, except percentages)	2019	2018	2017
Commercial real estate (CRE)
Nonowner occupied	$1,891,802	$1,809,356	$1,713,104
Multi-family residential	801,626	909,439	839,709
Land development and construction loans	278,688	326,644	406,940
Total CRE	$2,972,116	$3,045,439	$2,959,753
% of risk-based capital	353.27%	344.61%	334.11%
% of total loans	51.74%	51.44%	48.79%
Land development and construction loans	$278,688	$326,644	$406,940
% of risk-based capital	33.13%	36.96%	45.94%
% of total loans	4.85%	5.52%	6.71%
Total risk-based capital	$841,305	$883,746	$885,855
Total loans	$5,744,339	$5,920,175	$6,066,225
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
In 2013, the Federal Reserve and other banking regulators issued their “Interagency Guidance on Leveraged Lending” highlighting standards for originating leveraged transactions and managing leveraged portfolios, as well as requiring banks to identify their highly leveraged transactions, or HLTs. The Bank adjusted its lending practices to conform to this guidance. Beginning September 30, 2017 the Company updated application of the definition of HLT to include unfunded commitments as part of the leverage ratio calculation. As of December 31, 2019, syndicated loans that financed HLTs totaled $35.7 million, or 0.6% of total loans, compared to $207.7 million, or 3.51% of total loans, as of December 31, 2018 and $141.3 million, or 2.33% of total loans, as of December 31, 2017. The Government Accountability Office issued a statement on October 23, 2017 that this guidance constituted a “rule” for purposes of the Congressional Review Act, which provides Congress with the right to review the guidance and issue a joint resolution for signature by the President disapproving it. No such action was taken, and instead, the federal bank regulators issued a September 11, 2018 “Statement Reaffirming the Role of Supervisory Guidance.” This Statement indicated that guidance does not have the force or effect of law or provide the basis for enforcement actions, and that guidance can outline supervisory agencies’ views of supervisory expectations and priorities, and appropriate practices.
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
Section 954 of the Dodd-Frank Act added section 10D to the Exchange Act. Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery or “claw-back” of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, we will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act, which requires the Chief Executive Officer and Chief Financial Officer to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires us to seek the return of compensation.
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
The federal bank regulators, the SEC and other regulators proposed regulations implementing Section 956 in April 2011, which would have been applicable to, among others, depository institutions and their holding companies with $1 billion or more in assets. An advance notice of a revised proposed joint rulemaking under Section 956 was published by the financial services regulators in May 2016, but these rules have not been adopted. In early 2019, it was reported that the federal banking regulators were reviving efforts to implement these rules, however no new proposals have been issued nor have the 2016 proposed rules become effective.
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
Debit Card Interchange Fees
The “Durbin Amendment” to the Dodd-Frank Act requires that interchange transaction fees for electronic debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The Federal Reserve established standards for assessing whether interchange fees are reasonable and proportional, which a Federal District Court ruling challenged. The decision in NACS v. Board of Governors of the Federal Reserve System, was reversed by the District of Columbia Circuit Court of Appeals in 2014 and the Supreme Court declined to hear an appeal on January 20, 2015. The Durbin Amendment is applicable to banking organizations with assets over $10 billion.
As a subsidiary of the Former Parent, we were subject to the Durbin Amendment interchange rules since the Former Parent had consolidated assets over $10 billion. As a result of not being controlled by the Former Parent after 2018, we are not subject to the Federal Reserve’s Durbin Amendment limits on interchange.
Derivatives
The Dodd-Frank Act regulates the U.S. market for swaps and other over-the counter derivatives, including strict capital and margin requirements, central clearing of standardized over-the-counter derivatives, and heightened supervision of over-the-counter derivatives dealers and major market participants. These rules likely have increased the costs and collateral required to utilize derivatives, that we may determine are useful to reduce our interest rate and other risks.

Other
The Dodd-Frank Act required over 200 rulemakings and a significant number of studies. Many of these rules and studies have been completed. Generally, the Dodd-Frank Act and the related rules are complex, have increased our compliance costs, as well as costs imposed on the markets and on others with whom we do business. Many of the rules still lack authoritative interpretative guidance from the applicable government agencies.
Other Legislative and Regulatory Changes
Various legislative and regulatory proposals, including changes in banking, and the regulation of banks, and other depositories and financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the federal government, Congress and various state governments.
The 2018 Growth Act, which was enacted on May 24, 2018, amended the Dodd-Frank Act, the BHC Act, the Federal Deposit Insurance Act and other federal banking and securities laws to provide regulatory relief in these areas:

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

On October 29, 2019, the Federal Banking Agencies issued final rules that provide a simple measure of capital adequacy for certain community banking organizations, consistent with section 201 of the 2018 Growth Act. Under this rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework, or CBLR. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the regulatory generally applicable capital rule. Additionally, such insured depository institutions will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The CBLR will first be available for eligible banking organizations to use in their March 31, 2020 Call Report or Form FR Y-9C. The Company and the Bank currently expect to opt out of this framework.

On July 22, 2019, the Federal Regulatory agencies published changes affecting the Volcker Rule. Under the new rules, community banks that have total consolidated assets equal to $10 billion or less and total trading assets and liabilities equal to 5 percent or less of total consolidated assets are generally exempt from the Volcker rule.

London Inter-Bank Offered Rate (LIBOR)

We have contracts, including loan agreements, which are currently indexed to LIBOR. The use of LIBOR as a reference rate in the banking industry is beginning to decline. In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee, or ARRC, was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate, or SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The International Swaps and Derivatives Association, Inc. provided guidance on fallback contract language related to derivative transactions in late 2019. In December of 2019, the Asset/Liability Management Committee appointed a team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR and guide the organization through the potential discontinuation of LIBOR.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate. We file a consolidated federal tax return with a fiscal year ending on December 31. On December 22, 2017, the United States enacted tax reform legislation pursuant to H.R.1, known as the Tax Cuts and JOBS Act of 2017 (the “2017 Tax Act”) resulting in significant modifications to existing law. The lower corporate tax rate is expected to be a significant ongoing benefit to us in future periods.

Available Information
We maintain a website at the address www.amerantbank.com. On our website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as proxy statements on Schedule 14A and amendments to the materials. Materials are available online as soon as practicable after we file them with the SEC. Additionally, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

Information about our Executive Officers
Millar Wilson. Mr. Wilson, age 67, has served as Chief Executive Officer of the Company and the Bank since 2009 and as the Vice-Chairman of the Company and the Bank since 2013 and as a director since 1987. Mr. Wilson also served as an alternate director for the Former Parent from 2015 to 2017. As part of his responsibilities as Chief Executive Officer, Vice-Chairman and director, Mr. Wilson oversees the Company’s human resources and legal activities. Under his leadership, the Bank has grown from $6.0 to $8.0 billion in assets. Mr. Wilson served in various roles with the Former Parent for over 40 years, including as Executive Director of International Business of the Former Parent from 2013 until January 2018. Mr. Wilson served as a member of the board of directors of the Federal Reserve Bank of Atlanta, Miami Branch from 2013 to 2018, as a member of the board of directors of Enterprise Florida, Inc. from 2009 to 2013, as chairman of the board of directors of the American Red Cross of Greater Miami and the Keys from 2001 to 2002 and as a director and treasurer of the Miami Dade College Foundation from 1999 to 2004. Mr. Wilson is a graduate of Bradford University, England and the Harvard Business School Management Development Program.
Alberto Peraza. Mr. Peraza, age 60, was appointed as the Co-President and Chief Financial Officer in February 2018. Mr. Peraza provides support and guidance to the Chief Executive Officer on the execution of the business strategy. He directly manages all finance areas, including treasury, accounting, budgeting, tax and reporting. He is also responsible for investor and public relations. Mr. Peraza served in various roles with us since 1992, including as President and Chief Operating Officer of the Bank from 2013 to 2018, Chief Financial Officer of the Bank from 1995 to 2013 and Corporate Secretary of the Bank from 1998 to 2004. Mr. Peraza previously served in various finance management roles at Southeast Bank from 1980 to 1991 and Wells Fargo & Company from 1991 to 1992. Mr. Peraza has been a member of the board of directors of Habitat for Humanity of Greater Miami since 2014 and was a member of the Board of Directors of the Florida Bankers Association from 2010 to 2013 and the Coral Gables Chamber of Commerce from 2013 to 2016. Mr. Peraza is a graduate of Florida International University and the Vanderbilt University Owen Graduate School of Management’s Banking Program.
On March 4, 2020, the Company announced (i) the resignation of Mr. Peraza as Co-President and Chief Financial Officer and (ii) the appointment of Carlos Iafigliola as interim Chief Financial Officer, effective March 16, 2020.
Carlos Iafigliola. Mr. Iafigliola, age 43, joined Amerant in 2004, serving in various management positions in the Treasury area, including most recently as Senior Vice President and Treasury Manager since 2015. In this capacity, he has been responsible for balance sheet management and overall supervision of the Company’s treasury functions, including management of the investment portfolio, professional funding, and relationships with regulatory agencies and financial markets participants. Mr. Iafigliola chairs the Finance Committee and is a member of the Asset-Liability Committee. Mr. Iafigliola earned a degree in Economics from Andres Bello Catholic University in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003.
Alfonso Figueredo. Mr. Figueredo, age 58, was appointed as the Co-President and Chief Operating Officer in February 2018. Mr. Figueredo is responsible for all the day-to-day business operations and administration activities, including operations & technology, credit services & administration, digital transformation, and data management. Mr. Figueredo served in various roles with the Former Parent since 1988, including as Executive Vice President of Operations & Administration from 2015 to 2018 and Chief Financial Officer from 2008 to 2015. Previously, he held various management positions in finance from 1988 to 2008, including as Corporate Controller. Prior to joining the Former Parent, he worked at PricewaterhouseCoopers in Caracas, Venezuela from 1981 to 1988. Mr. Figueredo served as President of the Bank Controllers Committee of the Venezuela Banking Association (ABV) from 2000 to 2005 and as a member of the Venezuelan-German Chamber of Commerce from 2012 to 2015. He received a degree in accounting and his MBA from Andres Bello Catholic University in Caracas, Venezuela.

Miguel Palacios. Mr. Palacios, age 51, was appointed as the Executive Vice President and Chief Business Officer in February 2018. Mr. Palacios is responsible for implementing our corporate strategies, managing the business units, and establishing performance and production targets to achieve our financial objectives. Mr. Palacios is responsible for products & channels. He has held various roles since joining the Bank in 2005, including as Executive Vice President and Domestic Personal and Commercial Manager from 2012 to 2018, Special Assets Manager from 2009 to 2012 and Corporate International-LATAM Manager from 2005 to 2009. Mr. Palacios also served in various roles with the Former Parent from 1992 to 2004. Mr. Palacios graduated with a degree in Business Administration from Jose Maria Vargas University.
Alberto Capriles. Mr. Capriles, age 52, was appointed as the Executive Vice President in February 2018 and has been the Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance. Mr. Capriles served in various roles with the Former Parent since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement the Former Parent’s enterprise risk management model. Prior to joining the Former Parent, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles has also served as a Professor in the Economics Department at the Andres Bello Catholic University from 1996 to 2008. Mr. Capriles graduated with a degree in Economics from the Andres Bello Catholic University, and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.
Jorge Trabanco. Mr. Trabanco, age 59, was appointed as the Chief Accounting Officer in April 2018. Mr. Trabanco is responsible for managing financial risk, financial and SEC reporting. Mr. Trabanco has served in various roles with us since 2004, including as Chief Financial Officer of the Bank from 2013 to 2018 and Vice President and Financial Reporting Manager of the Bank from 2004 to 2013. Prior to joining us, Mr. Trabanco served in various management and accounting positions at Banco Santander Central Hispano S.A. (now Banco Santander S.A.) from 1992 to 2004, including as Vice President and Finance Director from 2003 to 2004, Controller from 2000 to 2002, and Senior Accountant from 1992 to 1998. Mr. Trabanco graduated from St. Thomas University in 1986 with a master’s degree in accounting and became a Certified Public Accountant in 1988. He is a member of the Florida Institute of Certified Public Accountants, American Institute of Certified Public Accountants, and Cuban-American Certified Public Accountants Association.

Item 1A. RISK FACTORS
We are subject to risks potentially impacting our business, financial conditions, results of operations and cash flows. Any of the following risks could harm our strategic plan, business, results of operations, liquidity and financial condition and the value of an investment in our stock. In evaluating us and our business and making or continuing an investment in our stock, you should carefully consider the risks described below as well as other information contained in this Form 10-K and any risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors”. We may face other risks that are not contained in this Form 10-K, including additional risk that are not presently known, or that we presently deem immaterial. This Form 10-K and the risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements. Please refer to the section in this Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Risks Related to Our Business
Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek.
We have adopted and are in the process of implementing our strategic plan to simplify our business model and focus our activities as a community bank serving our domestic customers and select foreign depositors and wealth management customers. Our plan includes a focus on profitable growth, cross selling to gain a larger share of our respective customers' business, core deposit generation, loan growth in our local markets, changes in loan mix to higher margin loans, improving our customer experience, improving our business and operational processes, and achieving operating efficiencies and cost reductions. Our strategic plan includes significant changes, which may require certain changes in our culture and personnel. We seek to identify and serve our customers' needs better and more broadly, including our valued foreign customers. We have significantly reduced our international lending activities, while seeking higher margin domestic lending opportunities in our markets.
The strategic plan's technology changes and systems conversions involve execution risk and other risks. Our plans may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, results of operations, and financial condition. Many of these factors, including interest rates, are not within our control. Additionally, the results of our strategic plan are subject to the other risks described herein that affect our business, which include:

•	Our focus on domestic lending in highly competitive markets may not meet our objectives, and may pose additional or other risks than low margin loans to foreign financial institutions.

•	Our funding has depended on foreign deposits and we may not be able to replace lost low cost foreign deposits with domestic deposits with similar costs and long-term customer relationships.

•	Our business strategy includes growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

•	The benefits from our technology investments may take longer than expected to be realized and may not be as large as expected, or may require additional investments.

•	If we are unable to reduce our cost structure, we may not be able to meet our profitability objectives.

•
Our strategic plan may take longer than anticipated to execute, benefits may be more expensive to implement than is currently anticipated, and otherwise may achieve less than we expect, any of which could adversely affect our business growth, results of operations and financial conditions.

•
Our wealth management business currently relies heavily on our Venezuelan customers. Our strategic plan for expanding our wealth management business to U.S.-based customers, in this highly competitive business, may not be as successful as we anticipate.

•	All our market and customer initiatives are being made in highly competitive markets.

•
Any significant unanticipated or unusual charges, provisions or impairments, including as a result of any legal proceedings or industry regulatory changes, could adversely affect our ability to implement or realize the expected results of the strategic plan.

Operational risks are inherent in our businesses.
Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal audit procedures; errors by employees or third-parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules in the various jurisdictions where we do business or have customers; failures in the models we generate and rely on to make decisions; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems, upgrades to existing systems or inadequate access to data or poor response capabilities in light of such business continuity and data security system failures; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. The Bank is pursuing actions toward improving its operational efficiency, which includes process automation and organizational realignment that could bring potential increased operational risk. Additionally, providing services outside the U.S. to non-U.S. persons may involve greater complexity and risks than providing such services in our primary U.S. markets. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, there is no assurance that such actions will be effective in controlling all of the operational risks faced by us.

Market conditions and economic cyclicality may adversely affect our industry.
We are exposed to downturns in the U.S. economy and market conditions generally. We believe the following, among other things, may affect us in 2020 and beyond:

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

•
Market developments, including employment and price levels, stock market volatility and declines, and tax changes, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

•
Despite having one of the lowest unemployment rates in the history, the U.S. Economy is not showing significant GDP growth or inflationary pressures. Extreme market events like disruptions in global method of payments due to prolonged and severe weather conditions, insolvency of large market participants, outbreak of life threatening epidemics or pandemics (including but not limited to the novel Coronavirus, or COVID-19), default in payments of systemically important financial institutions, or organized acts of terrorism with high impact over several interconnected financial markets, may trigger unexpected and significant decreases in interest rates by the Federal Reserve or other Central Banks to correct market distortions and/or provide sufficient liquidity to market participants. In addition, trade conflicts between the U.S. and China, Brexit and other geopolitical events have created specific shocks to financial markets. The Federal Reserve decreased its benchmark interest rate three times in 2019 and another 50 basis points more recently in 2020 in the first between-meetings move since the financial crisis. These decreases have brought the benchmark interest rate from 2.50% at the close of 2018 to 1.25% at the filing of this Form 10-K.

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

•
The 2017 Tax Act substantially limits the deductibility of all state and local taxes for U.S. taxpayers, including property taxes, and lowers the cap on the amount of primary and secondary residential mortgage indebtedness for which U.S. taxpayers may deduct interest. These changes, with or without increases in interest rates, generally, could have adverse effects on home sales, the volume of new mortgage and home equity loans and the values and saleability of residences held as collateral for loans.

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

•
The “Volcker Rule,” including final regulations adopted in December 2013, may affect us adversely by reducing market liquidity and securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules have decreased the range of permissible investments, such as certain collateralized loan obligation interests, which we could otherwise use to diversify our assets and for asset/liability management. The 2018 Growth Act removed Volcker Rule restrictions on banks under $10 billion in assets, and the federal banking agencies finalized a rule with required compliance by January 1, 2021, that simplifies and tailors compliance requirements relating to the Volcker Rule. See “Supervision and Regulation-Other Legislative and Regulatory Changes.”

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.
Our profitability depends upon net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected by market interest rate changes where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and international) and fiscal and monetary policies, as well as expectations of these rates and policies, and the shape of the yield curve.
Our balance sheet is asset sensitive. Therefore, a decrease in interest rates or a flattening or inversion of the yield curve could adversely affect us, generally. In addition, in declining rate environments, we may experience a significant number of loan prepayments and replacement loans may be priced at a lower rate generating a decrease in our net interest income.
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
Our cost of funds may increase as result of competitive pressures in the markets we operate, liquidity pressures in wholesale funding and inflationary pressures coming from the performance of the economy. Traditionally, we have obtained funds principally through deposits, including deposits from foreign persons, and borrowings from other institutional lenders. Generally, we believe deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for deposits are typically lower than interest rates charged for borrowings from other institutional lenders. We expect that our future growth will depend on our ability to retain and grow a strong, low-cost deposit base from U.S. domiciled persons. Increases in interest rates could also cause consumers to further shift their funds to more interest bearing instruments and to increase the competition for funds. If customers reduce the mix of their interest bearing and noninterest bearing deposits, or move money to higher rate deposits or other interest bearing assets offered by competitors or from transaction deposits to higher interest bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity. See “Supervision and Regulation—Fiscal and Monetary Policy.”

Many of our loans and our obligations for borrowed money are priced based on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. We are subject to risks that LIBOR will no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes after 2021.
The anticipated cessation of LIBOR quotes after 2021 creates substantial risks to the banking industry, including us. Unless alternative rates can be negotiated and determined, our floating rate loans, funding and derivative obligations that specify the use of a LIBOR index, will no longer adjust and may become fixed rate instruments at the time LIBOR ceases to exist. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also cause confusion that could disrupt the capital and credit markets as a result of confusion or uncertainty.
Several regulators, including the Federal Reserve, and other market participants in the U.S. and other countries have sponsored initiatives aimed at (a) transitioning to alternative reference rates and (b) addressing risks in legacy contracts language given the possibility that LIBOR might cease being published. In spite of progress made by regulators and market participants to prepare for the discontinuation of LIBOR, uncertainties still remain; including whether replacement benchmark rates will become a market standard that replaces LIBOR, and if so, its effects on the terms of any transaction or financial instrument, our customers, or our future results of operations or financial condition.
The expected discontinuance in LIBOR may also affect interest rate hedges and result in certain of these becoming ineffective and ineligible for hedge accounting.
Our derivative instruments may expose us to certain risks.
We use, from time to time, derivative instruments to offset current or future changes in cash flows of certain of our advances with the Federal Home Loan Bank of Atlanta, or FHLB, which we are a member of. In addition, we enter into matched offsetting derivative transactions in order to manage credit exposure arising from derivative transactions with customers. We may enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps, with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our borrowings are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses.

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
Our success depends on economic conditions, generally, especially in the geographic markets we serve. The local economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the ability of borrowers to repay our loans and the value of the collateral securing our loans. Adverse changes in economic conditions in the regions where our loans are originated, primarily South Florida, the greater Houston and Dallas-Fort Worth, Texas areas, and the greater New York City area. Further, our loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism, epidemics and global pandemics (such as the recent outbreak of the novel coronavirus COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where we operate or where our customers live (including Venezuela, which is experiencing civil unrest, a depreciated currency and hyperinflation) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Our business is mainly concentrated in three markets—South Florida, the greater Houston, Texas area and the greater New York City area, which may increase our risks from extreme weather. For example, in Fall 2017, both the greater Houston, Texas area and South Florida were struck by major hurricanes within days of each other.
Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds, our correspondent banks and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and other securities. Further, potential action by governments and regulatory bodies in response to financial crises affecting the global banking system and financial markets, such as nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ creditworthiness, could adversely affect the value and/or liquidity of these instruments, securities, transactions and investments or limit our ability to trade with them. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.
At December 31, 2019 and 2018, our nonperforming loans totaled $32.9 million and $17.8 million, respectively, or 0.6% and 0.3% of total loans, respectively. In addition, we had other real estate owned (“OREO”) of $42 thousand and $0.4 million at December 31, 2019 and 2018. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.

Changes in the real estate markets, including the secondary market for residential mortgage loans, may adversely affect us.
Notwithstanding changes made in the 2018 Growth Act, the following matters could have serious adverse effects on the mortgage markets and our mortgage operations: the effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014; the CFPB’s unified Truth in Lending Act and the Real Estate Settlement Procedures Act, or RESPA, rules for closed-end credit transactions secured by real property that became effective in October 2015, often called TRID rules; enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, including the risk retention rules that became effective December 24, 2016; and the Basel III Capital Rules (see “Supervision and Regulation-Basel III Capital Rules”).
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
Newly issued regulatory guidance provides for increased thresholds for requiring appraisals on residential real estate transactions. These new guidance increases the appraisal threshold for residential real estate transactions from $250,000 to $400,000. More lenient appraisal requirements increase the risk of overestimating property values during the loan origination process that may result in inadequate collateral coverage during a market downturn and thus result in increased losses. The Company adopted this new threshold for the home equity loans only, and did not change the appraisal requirements for residential loans.
The Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, have been in conservatorship since September 2008. Minimal capital at Fannie Mae and Freddie Mac, the levels of risky assets at the Federal Housing Administration, or FHA, and the FHA’s relatively low capital and reserves for losses, the current or future levels of home sales, and the risks of interest rates increasing materially from historically low levels, as well as the 2017 Tax Act limitation on the deductibility of residential mortgage loan interest and state and local property and other taxes, could also have serious adverse effects on the mortgage markets and our mortgage operations. Such adverse effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earnings, capital and liquidity could be adversely affected.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.
We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations. The Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or CECL, on June 16, 2016, which changed the loss model to take into account current expected credit losses. As an emerging growth company, CECL will be effective for our fiscal quarter after December 31, 2022. However, if we cease to be an emerging growth company, CECL becomes effective for our first fiscal quarter after losing the EGC status. CECL will substantially change how we calculate our allowance for loan losses. We cannot predict when and how it will affect our results of operations and the volatility of such results and our financial condition, including our regulatory capital.
If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.
We had goodwill of $19.5 million and $19.2 million on December 31, 2019 and 2018, respectively, which primarily represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank Acquisition in 2019. We perform our goodwill impairment testing annually using a process which requires the use of fair value estimates and judgment. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Although we have had no goodwill write-downs historically, any such write-downs could have an adverse effect on our results of operations or financial position.
Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of these assets. Such write-downs could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. The 2017 Tax Act reduced the U.S. corporate income tax rate to 21% effective for periods starting January 1, 2018, from a prior rate of 35%. At December 31, 2019, we had net DTAs with a book value of $5.5 million, based on a U.S. corporate income tax rate of 21%. In December 2017, we remeasured our net DTAs and recorded $9.6 million in additional tax expense and a corresponding reduction in net income as a result of the 2017 Tax Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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
The Bank’s portfolio of CRE loans was 353.3% of its risk-based capital, or 51.7% of its total loans, as of December 31, 2019 compared to 344.6% of its risk-based capital, or 51.4% of its total loans, as of December 31, 2018. Our CRE loans included approximately $1.6 billion and $1.8 billion of fixed rate loans at December 31, 2019 and 2018, respectively. These may adversely affect our margins in a rising interest rate environment and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.

The banking regulators continue to scrutinize CRE lending and further addressed their concerns over CRE activity in December 2016, requiring banks with higher levels of CRE loans to implement more robust underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore impact our earnings and financial condition, including our capital and liquidity.
As of December 31, 2019, approximately 56% of total CRE loans were in Miami-Dade, Broward and Palm Beach counties, Florida, 24% were in the greater New York City area, including all five boroughs, and 15% were in the greater Houston, Texas area. The remainder were in other Florida, Texas and New York/New Jersey markets. Our CRE loans are affected by economic conditions in those markets.
Liquidity risks could affect operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits (domestic and foreign), and short-and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, from which we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to us or the Bank should they be needed, including our ability to acquire additional non-core deposits (such as reciprocal deposit programs and brokered deposits). We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
Our Venezuelan deposit concentration may lead to conditions in Venezuela adversely affecting our operations.
At December 31, 2019, 39.4% of our deposits, or approximately $2.3 billion, were from Venezuelan residents. The Bank’s Venezuelan deposits declined 42.1% from December 31, 2015 to December 31, 2019 and continue to decline. These declines were due in part to actions by the Company to reduce its compliance costs and from economic conditions in Venezuela that adversely affected our Venezuelan customers’ ability to generate and save U.S. dollars and the use of their deposits to fund living expenses and other investment activities. All of the Bank’s deposits are denominated in U.S. Dollars. Adverse economic conditions in Venezuela may continue to negatively affect our Venezuelan deposit base and our ability to retain and grow these relationships, as customers rely on their Dollar deposits to spend without being able to earn additional Dollars. Since 2018, Venezuela’s economy has experienced hyperinflation according to the International Monetary Fund’s World Economy Outlook and is expected to continue to experience hyperinflation in 2020. All of these factors greatly influence our Venezuelan customers’ access to Dollars and their ability to replenish the Dollars they consume.
Although foreign depositors may not seek as high yielding deposits as domestic customers, foreign deposits require additional scrutiny and higher costs to originate and maintain than domestic deposits in the U.S. The Bank has adopted strategies to manage and retain its foreign deposits consistent with U.S. anti-money laundering laws and its profit and risk objectives. If these strategies are unsuccessful, or economic conditions or other conditions worsen in Venezuela or our regulators restrict the Bank from taking our Venezuelan customers’ deposits, our deposits may decline. A significant or sudden decline in our deposits from Venezuelan customers could adversely affect our results of operations and financial condition, including liquidity.
Our investment advisory and trust businesses could be adversely affected by conditions affecting our Venezuelan customers.
Although we seek to increase our trust, brokerage and investment advisory business from our customers in our markets, substantially all our revenue from these services currently is from Venezuelan customers. Economic and other conditions in Venezuela, or U.S. regulations or sanctions affecting the services we may provide to our Venezuelan customers may adversely affect the amounts of assets we manage or custody, and the trading volumes of our Venezuelan customers, reducing fees and commissions we earn from these businesses.

Our brokered deposits and wholesale funding increases our liquidity risk, could increase our interest rate expense and potentially increase our deposit insurance costs.
Our brokered deposits at December 31, 2019 were 11.9% of total deposits. Wholesale funding, which includes FHLB advances and brokered deposits, represented 27.4% of our total funding at December 31, 2019. Our wholesale funding has increased 18.2% since 2016. At December 31, 2019, the Company had $530.0 million of FHLB advances with interest rates ranging from 0.71% to 0.97% which are callable prior to their maturity. This feature, if acted upon, could cause the cost of this funding to increase faster than anticipated. In addition, the FDIC adjusts its deposit insurance assessments by up to 10 basis points annually for institutions with total consolidated assets of $10 billion or more that have brokered deposits exceeding 10% of total deposits and where a bank also exceeds a certain risk level. In addition, excessive reliance on brokered deposits and wholesale funding is viewed by the regulators as potentially risky for all institutions, and may adversely affect our liquidity and the regulatory views of our liquidity. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital.”
Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, mainly provided by third party vendors, and a growing demand for mobile and other smart device and computer banking applications. In addition to allowing us to service our clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs and the risks associated with fraud and other operational risks. Technological changes may impact our product and service offerings and may negatively affect the revenue stream of our traditional products and services (for example, potential negative impact of Zelle® on wire transfer fee income.) The largely unregulated Fintech industry has increased its participation in the lending and payments businesses, and has increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and which create additional efficiencies in operations, while controlling the risk of cyberattacks and disruptions, and data breaches. Our strategic plan contemplates simplifying and improving our information technology, and making significant additional investments in technology. We may not be able to effectively implement new technology-driven products and services as quickly or at the costs anticipated. Furthermore, replacing third-party dependent solutions may also be time consuming and could potentially create disruptions with other already implemented solutions. Such technology may prove less effective than anticipated, and conversion issues may increase the costs of the new technology and delay its use. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services. See “-Operational risks are inherent in our businesses.”

The fair value of our investment securities can fluctuate due to market conditions out of our control.
As of December 31, 2019, the fair value of the Company’s debt securities available for sale investment portfolio was approximately $1.6 billion and we had pretax accumulated unrealized gains on those securities of $9.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to increases or decreases in interest rates, rating agency downgrades of the securities and defaults.
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
We regularly review our internal controls for deficiencies and weaknesses. We have had no material weaknesses, but we have had deficiencies in the past. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although we seek to prevent, discover and promptly cure any deficiencies or weaknesses in ICFRs, as a relatively new public company, we may have material weaknesses or significant deficiencies in the future. If we are unable to remediate such weaknesses or deficiencies, we may be unable to accurately report our financial results, or report them within the timeframes required by law or Nasdaq rules. Failure to comply with the SEC internal controls regulations could also potentially subject us to investigations or enforcement actions by the SEC or other regulatory authorities. If we fail to implement and maintain effective ICFRs, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, suspension or delisting of our common stock from the Nasdaq Global Select Market. Such events could cause investors to lose confidence in our reported financial information, the trading price of our shares of common stock could decline and our access to the capital markets or other financing sources could be limited.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations.
Various federal, state and foreign laws enforced by the bank regulators and other agencies protect the privacy and security of customers’ non-public personal information. Many of our employees have access to, and routinely process, sensitive personal customer information, including through their access to information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, the Company and its employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. Such personal data could also be compromised by third-party hackers via intrusions into our systems or those of service providers or persons we do business with such as credit bureaus, data processors and merchants who accept credit or debit cards for payment. If we are subject to a successful cyberattack or fail to maintain adequate internal controls, or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such cyberattacks, if they result from internal control inadequacies or non-compliance, could materially damage our reputation, lead to civil or criminal penalties, or both, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
While we seek continued organic growth, we may consider the acquisition of other businesses. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, banking centers, or businesses, as well as other geographic (domestic and international) and product expansion activities, involve various risks, including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses will not perform consistent with our growth and profitability expectations;

•	risks of entering new markets (domestic and international) or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays in integrating the operations and personnel of acquired institutions or business generation teams;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.

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
Our success depends, in large part, on our ability to attract and retain key people. We compete with other financial services companies for people primarily on the basis of compensation, benefits, the strength of the Company and the ability of the candidate to grow within the Company. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees, including those needed to implement our business strategy. Effective succession planning is also important to our long-term success. The unexpected loss of services of one or more of our key personnel and failure to effectively transfer knowledge and smooth transitions involving key personnel could have material adverse effects on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of timely finding qualified replacement employees. We may not be able to attract and retain qualified people to fill open key positions or replace or succeed members of our senior management team or other key personnel. Rules implementing the executive compensation provisions of the Dodd-Frank Act may limit the type and structure of compensation arrangements into which we may enter with certain of our employees and officers. In addition, proposed rules under the Dodd-Frank Act would prohibit the payment of “excessive compensation” to our executives. Our regulators may also restrict compensation through rules and practices intended to avoid risks. These restrictions could negatively affect our ability to compete with other companies in recruiting and retaining key personnel.
Our employees may take excessive risks which could negatively affect our financial condition and business.
As a banking enterprise, we are in the business of taking risks in the ordinary course of our operations. The employees who conduct our business, including executive officers and other members of management, loan originators, investment professionals, product managers, and other employees, do so in part by making decisions and choices that involve risks. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks; however, they may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our employees take excessive risks or avoid our policies and internal controls, their actions could have a material adverse effect on our reputation, financial condition and business operations.
We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the FDIC, the SEC, the Financial Industry Regulatory Authority, Inc., or FINRA, and the Cayman Islands Monetary Authority, or CIMA. Our success is affected by regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors and the FDIC Deposit Insurance Fund, or DIF, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. From time to time, regulators raise issues during examinations of us which, if not determined satisfactorily, could have a material adverse effect on us. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.
The nature, effects and timing of administrative and legislative change, and possible changes in regulation or regulatory approach resulting from the 2020 general election cannot be predicted. The federal bank regulators and the Treasury Department, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions. If our assets grow to $10 billion or more, we will become subject to direct CFPB examination.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.
We face risks of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. We presently do not have any material pending litigation or regulatory matters affecting us.
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
We are regulated as a bank holding company and are subject to consolidated regulatory capital requirements and liquidity requirements administered by the Federal Reserve. The Bank is subject to similar capital and liquidity requirements, administered by the OCC. The Basel III Capital Rules have increased capital requirements for banking organizations such as us. The Basel III Capital Rules include a minimum ratio of common equity tier 1 capital, or CET1, to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. See “Supervision and Regulation—Basel III Capital Rules.” We have established capital ratio targets that align with U.S. regulatory expectations under the fully phased-in Basel III Capital Rules. Although we have capital ratios that exceed all these minimum levels and a strategic plan to maintain these levels, we or the Bank may be unable to continue to satisfy the capital adequacy requirements for the following reasons:

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

Any failure to remain “well capitalized,” for bank regulatory purposes, including meeting the Basel III Capital Rule’s conservation buffer, could affect customer confidence, and our:

•	ability to grow;

•	costs of and availability of funds;

•	FDIC deposit insurance premiums;

•	ability to raise, rollover or replace brokered deposits;

•	ability to make acquisitions, open new branches or engage in new activities;

•	flexibility if we become subject to prompt corrective action restrictions;

•	ability to make discretionary bonuses to attract and retain quality personnel;

•	ability to make payments of principal and interest on our capital instruments; and

•	ability to pay dividends on our capital stock.
The 2018 Growth Act provides that qualifying banks with less than $10 billion in consolidated assets that satisfy the “Community Bank Leverage Ratio” of 9%, are deemed to satisfy applicable risk based capital requirements necessary to be considered “well capitalized.” Though this provision may provide us relief from certain capital adequacy requirements in the future, we may be unable to qualify for such relief if our total consolidated assets exceed $10 billion or the federal banking agencies determine that our risk profile disqualifies us from such relief.
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
The Company is subject to risks inherent in making loans and executing transactions with counterparties located in Latin America. Our domestic business, including loans, deposits and wealth management, services persons from or dependent upon businesses or wealth from Venezuela and other Latin American countries, and are, therefore, subject to risk inherent to those countries. These risks include, among others, effects from slow or negative growth or recessionary or worse economic conditions, inflation and hyperinflation, currency controls and volatility, and the risk of loss from unfavorable political, legal or other developments, including social or political instability, in the countries or regions in which such counterparties operate, as well as the other risks and considerations as described further below.
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
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For example, the FASB’s new requirements under CECL include significant changes to the manner in which banks’ allowance for loan losses will be calculated at the effective date for such guidance. See Note 1 to our audited consolidated financial statements, “Allowance for Loan Losses.” Instead of using historical losses, the new guidance will require forward looking analysis with respect to expected losses over the life of loans and other instruments, and could materially affect our results of operations, the volatility of such results and our financial condition.
The Dodd-Frank Act currently restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.
Bank holding companies with assets of less than $15 billion as of December 31, 2009, including us, are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital under the Dodd-Frank Act. As of December 31, 2019 and 2018, we had $89.1 million and $114.1 million, respectively, of trust preferred securities outstanding that were issued before May 19, 2010, and that have maturity dates between 2028 and 2036.
Should we determine it is advisable, or should our regulators require us, to raise additional capital, we would not be able to issue additional trust preferred securities, as only bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and include them as Tier 1 capital. Instead, we would have to issue non-cumulative preferred stock or common equity, which are Tier 1 capital. Subordinated notes meeting Basel III Capital Rules may be issuable as Tier 2 capital. To the extent we issue new equity or securities convertible into our outstanding Class A or Class B common stock, it could dilute our existing shareholders. Dividends on any preferred stock we may issue, unlike distributions paid on trust preferred securities, would not be tax deductible, and the preferred stock would have a preference in liquidation and in dividends to our common stock. See “Supervision and Regulation.”

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
We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion.
As of December 31, 2019 and 2018, our total assets were $8.0 billion and $8.1 billion, respectively. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion within the next five years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things:

•	examined directly by the CFPB with respect to various federal consumer financial laws;

•	subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock;

•	subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act which were not applicable to us in 2019 as a result of the Spin-off in 2018;

•	subject to enhanced prudential standards, to the extent not reduced or eliminated as a result of the 2018 Growth Act;

•	subject to annual Dodd-Frank Act self-administered stress testing, or DFAST, or similar stress testing, to the extent not reduced or eliminated by the 2018 Growth Act and our regulators; and

•	no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.
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
As a matter of policy, the Federal Reserve, which examines us, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Corporation Act to require that all companies that control an FDIC-insured depository institution serve as a source of financial strength to the depository institution. Under this requirement, we could be required to provide financial assistance to the Bank should it experience financial distress, even if further investment was not otherwise warranted. See “Supervision and Regulation.”
We may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions.
The U.S. Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. In addition, FinCEN, which was established as part of the Treasury Department to combat money laundering, is authorized to impose significant civil money penalties for violations of anti-money laundering rules. FinCEN has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, or DOJ, Drug Enforcement Administration, and U.S. Internal Revenue Service, which we refer to as the IRS.
Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP as part of its anti-money laundering program. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time. On May 11, 2018, the U.S. Treasury’s Financial Crimes Enforcement Network issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their customers that are legal entities - the beneficial owners.
There is also regulatory scrutiny of compliance with the rules of the Treasury Department’s Office of Foreign Assets Control, or . OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals, including sanctions against foreign countries, regimes and individuals, terrorists, international narcotics traffickers, and those involved in the proliferation of weapons of mass destruction. Executive Orders have sanctioned the Venezuelan government and entities it owns, and certain Venezuelan persons. In addition, the OCC has broad authority to bring enforcement action and to impose monetary penalties if it determines that there are deficiencies in the Bank’s compliance with anti-money laundering laws.
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have a significant number of customers from, or which do business in, Latin America. As of December 31, 2019, $2.3 billion, or 39.4%, of our total deposits were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $171.4 million or 2.98%, of our total loans, at December 31, 2019.

In recent years, we have expended significant management and financial resources to further strengthen our anti-money laundering compliance program. Although we believe our anti-money laundering and OFAC compliance programs, and our current policies and procedures and employees dedicated to these activities, are sufficient to comply with applicable rules and regulations, and continued enhancements are ongoing, we cannot guarantee that our program will prevent all attempts by customers to utilize the Bank in money laundering or financing impermissible under current sanctions and OFAC rules, or sanctions against Venezuela, and certain persons there. If our policies, procedures and systems are deemed deficient or fail to prevent violations of law or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and formal regulatory enforcement actions, including possible cease and desist orders, restrictions on our ability to pay dividends, regulatory limitations on implementing certain aspects of our business plan, including acquisitions or banking center relocation or expansion, and require us to expend additional resources to cure any deficiency, which could materially and adversely affect us.
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
Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets.
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
We adopted a new accounting principle that requires immediate recognition in the statement of income of unrealized changes in the fair value of equity securities, which includes mutual funds, increasing the volatility of our results of operations
In January 2016, the FASB issued changes to the guidance on the recognition and measurement of financial instruments. The changes include, among others, the removal of the available-for-sale category for equity securities and the requirement to recognize changes in the fair value of these equity securities immediately through a charge or a credit to current period earnings. Previously, changes in fair value of equity securities included in the available for sale category were recognized in AOCI/AOCL, a component of our stockholders’ equity. Under the new guidance, changes in fair value of these equity securities are now recognized directly in current period earnings which subjects the Company’s periodic results to increased volatility resulting from fluctuations in the securities markets.

For example, as a result of the adoption in 2019 of this new guidance, we recorded in earnings a net gain of approximately $0.7 million, and reclassified accumulated after-tax unrealized losses of $0.9 million from accumulated other comprehensive income into retained earnings. Changes in the fair value of these equity securities, and of securities in general, are difficult to predict and could significantly impact our results of operations.

Risks Related to Our Separation from the Former Parent
We changed our brand from “Mercantil” to “Amerant,” which could adversely affect our business and profitability.
Since 2007, we had marketed our products and services using variations of the Former Parent’s “Mercantil” brand name and logo. We rebranded our businesses as “Amerant” to distinguish our organization from our Former Parent.
We believe our association with the Former Parent provided us with greater name recognition among our customers from Latin America, including those with homes or businesses in the U.S., and the Former Parent’s reputation and financial strength benefited us historically. The use of our new brand may result in potential loss of customer recognition and business.
We are incurring incremental costs as a separate, public company.
Although we maintained separate systems and conducted operations largely with our own staff separate from the Former Parent and its other affiliates prior to the Spin-off, the Spin-off required us to incur additional personnel and other expenses as a standalone public company. Such expenses include, but are not limited to, SEC reporting, additional internal controls testing and reporting, and investor relations. We dedicated management time and costs, including the hiring and integration of certain new employees and changes in the manner of conducting certain functions. We may be unable to make the changes required in a timely manner and without unexpected costs, including possible diversion of management from our day-to-day operations, which could have a material adverse effect on our business, results of operations and financial condition.
As a separate, public company, we spend additional time and resources to comply with rules and regulations that previously did not apply to us.
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
In particular, as a separate, public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls on this Form 10-K. For as long as we are an emerging growth company, we will not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could adversely affect market prices of our Company Shares.

Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results.
Because we completed the Spin-off in August of 2018, our historical consolidated financial data included herein does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. We underwent a comprehensive strategic planning process to evaluate how we conduct business, including how to focus on our domestic U.S. business while better serving our valued foreign customers, reducing costs, and increasing core deposits, fee income, margins, and the number of services we provide per household and our profitability. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Certain of our directors may have actual or potential conflicts of interest because of their equity ownership in the Former Parent or their positions with the Former Parent and us.
The Former Parent and the Company have one common director. This individual beneficially owns approximately 5.97% of the total outstanding shares of our Class A common stock, as of December 31, 2019. This person’s family controls additional Company Shares. This individual, our former Chairman, who also is the Former Parent’s Chairman, resigned as our Chairman effective December 31, 2018 but continues as a Company director. This relationship and financial interest may create actual or perceived conflicts of interest when this person is faced with decisions that could have different implications for the Former Parent and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Former Parent and us.
Risks Related to Ownership of Our Common Stock
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities or industry analysts cover us, the trading price for our common stock may be adversely affected. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, or downgrades our common stock, demand for our common stock could decrease, which could cause the price of our common stock or trading volume to decline.

Our stock price may fluctuate significantly.
We cannot predict the prices at which our Company shares will continue to trade. You should consider an investment in our common stock to be risky. The trading price of our common stock is subject to wide fluctuations and may be subject to fluctuations in the future. The market price of our common stock could be subject to significant variations in response to, among other things, the factors described in this “Risk Factors” section, and other factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	the success or failure of our business strategies;

•	quarterly or annual earnings and earnings expectations for our industry, and for us;

•	our ability to obtain financing as needed;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in tax laws;

•	the failure of securities analysts to cover our Company Shares;

•	changes in earnings estimates by securities analysts;

•	the operating and stock price performance of other comparable companies;

•	investor perceptions of the Company and the banking industry;

•
our profile, dividend policy or market capitalization may not fit the investment objectives of a large number of shareholders, many of whom are Venezuelans who became shareholders as a result of the Spin-off;

•	events affecting our shareholders in Venezuela, including hyperinflation and currency controls;

•	the intent of our shareholders, including institutional investors, to hold or sell their Company Shares;

•	fluctuations in the stock markets or in the values of financial institution stocks, generally;

•	changes in laws and regulations, including banking laws and regulations, affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company or industry. These broad market fluctuations, as well as general economic, systemic, political and market conditions, including recessions, loss of investor confidence, and interest rate changes, may negatively affect the market price of our common stock.
A limited market exists for the Company’s shares of Class B common stock on the Nasdaq Global Select Market. An active trading market may not develop or continue for the Company’s shares of Class B common stock, which could adversely affect the market price and market volatility of those shares.
There is currently a limited market for shares of Class B common stock and there is no assurance that an active market will develop or be sustained. Although our Class B common stock is listed on the Nasdaq Global Select Market under the trading symbol “AMTBB,” respectively, trading volumes remain limited. If more active trading markets do not develop, you may be unable to sell or purchase shares of our Class B common stock at the volume, price and time that you desire.
Whether or not the purchase or sale prices of our Class B common stock reflect a reasonable valuation of our Class B common stock may depend on an active trading market developing, and thus the price you receive for our Class B common stock, may not reflect its true or intrinsic value. Limited trading in our common stock may cause fluctuations in the market value of our Class B common stock to be exaggerated from time to time, leading to price volatility in excess of that which would occur in a more active trading market.

Certain of our existing stockholders could exert significant control over the Company.
As of March 9, 2020, each of our executive officers, directors and greater than 5% holders of our Class A common stock beneficially owns outstanding shares representing, in the aggregate, approximately 28.33% of the outstanding shares of our voting Class A common stock (without giving effect to the broad family holdings of the Marturet and Vollmer families which will bring the percentage to an aggregate of approximately 40%.) As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider. This concentration of ownership of the Company’s Class A common stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other stockholders may consider the transaction beneficial, and might adversely affect the market price of our Class A and Class B common stock.
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
Federal Reserve policy requires bank holding companies’ capital to be comprised predominantly of voting common stock. Class B common stock is non-voting common stock for Federal Reserve purposes, therefore, we expect future issuances of Company Shares will be Class A common stock. These new issuances of Class A common stock, as well as their voting rights, may dilute the interests of our Class A shareholders, and increase the market for, and liquidity of, our Class A common stock generally, as compared to the market for, and liquidity of, our Class B common stock.
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
We do not currently intend to pay dividends on our common stock.
We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth or improve our costs and capital structure. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the performance of an investment in our common stock will depend upon any future appreciation in its value. Our common stock could decline or increase in value.
Our ability to pay dividends to shareholders in the future is subject to profitability, capital, liquidity and regulatory requirements and these limitations may prevent us from paying dividends in the future.
Cash available to pay our expenses and dividends to our shareholders is derived primarily from dividends paid to us by the Bank. The Bank’s ability to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of the Bank and its subsidiaries and our need to maintain appropriate liquidity and capital at all levels of our business consistent with regulatory requirements and the needs of our businesses. See “Supervision and Regulation-Dividend Restrictions.”
We face strategic risks as an independent company and from our history as part of the Former Parent.
As an independent company, and from our history as part of the Former Parent, we face strategic risk. Strategic risk is the risk to current or anticipated earnings, capital, liquidity, or franchise or enterprise value arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the competitive landscape of the banking and financial services industries in which we operate. We may have insufficient capital and insufficiently qualified personnel or culture to implement, as quickly as we seek, our strategy changes, including core deposit and fee income growth, improved margins, broader service to our customers, cost reductions and profitability increases.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, Florida, located at 220 Alhambra Circle, Coral Gables, Florida 33134. We own the Coral Gables location and, as of December 31, 2019, occupy approximately 66,500 square feet, or approximately 38%, of the building, with the remaining approximately 110,500 square feet, or approximately 62%, either leased to third-parties or available for lease. Additionally, a significant portion of our support service units operate out of our approximately 100,000 square feet operations center in the Beacon Industrial Park area of Doral, Florida. We own the operations center and occupy 100% of this building.
As of December 31, 2019, we have 26 banking centers, including 18 in Florida and 8 in Texas. We occupy 16 banking centers under lease agreements, six owned banking centers are located on ground subject to long-term land leases of 20 to 30 years, each with an option, or options, to renew and one owned banking center is located on ground subject to a long-term land lease that expires in 2020. This land lease has been extended to expire on September 23, 2020 with an option to remain in the premises on a month to month basis until December 23, 2021. Our banking centers range from approximately 1,900 square feet to approximately 7,000 square feet, average approximately 4,450 square feet and total approximately 115,000 square feet. The total monthly rent for the banking centers is approximately $419 thousand and the total annual rental expense for the leased banking centers is approximately $5.0 million, including the long-term land leases.
In addition to the banking centers, we lease approximately 14,000 square feet in Houston, Texas, which we use as our Texas regional office. The annual rent is approximately $822 thousand.
We lease approximately 6,000 square feet in New York City, which is primarily used as a LPO for CRE loans. The annual rent is approximately $541 thousand. We also lease approximately 1,894 square feet in Dallas, Texas, as a LPO. The annual rent is approximately $69 thousand.
Our various leases have periodic escalation clauses, and may have options for extensions and other customary terms.
Item 3. LEGAL PROCEEDINGS
We are, from time to time, in the ordinary course, engaged in litigation, and we have a small number of unresolved claims pending, including the one described in more detail below. In addition, as part of the ordinary course of business, we are parties to litigation involving claims relating to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, which are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that potential liabilities relating to pending matters are not likely to be material to our financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.
A lawsuit was filed in September 2017 in Miami-Dade County Circuit Court, Florida and amended multiple times. The claims are against Amerant Trust and Kunde Management, LLC (“Kunde”). Kunde was established to manage trusts for the respective benefit of Gustavo Marturet Sr.’s wife and his siblings. Amerant Trust is the trustee of these trusts and is Kunde’s manager. The plaintiff is a beneficiary of one trust established and is an aunt of Gustavo Marturet, M., a Company director and a sister-in-law of Mr. Marturet’s mother, a principal Company shareholder.

This action alleges breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde and seeks damages in an unspecified amount. The Company denies the claims, and believes these are barred by the statute of limitations and is defending this lawsuit vigorously. The parties began mediation on January 22, 2019, pursuant to court order, and settlement discussions through the mediator are ongoing. The Company cannot reasonably estimate at this time the possible loss or range of losses, if any, that may arise from this unresolved lawsuit. The Company has incurred approximately $425,000 in legal fees through December 31, 2019 defending this case, including recent preparations for trial. The Company expects to be reimbursed these fees in accordance with the trust agreements and the Kunde organizational documents upon conclusion of this proceeding.
At least quarterly, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments based on our quarterly reviews. For other matters, where a loss is not probable or the amount of the loss cannot be estimated, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters, if unfavorable, may be material to our financial position, results of operations or cash flows for a particular period, depending upon the size of the loss or our income for that particular period.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock, par value $0.10 per share, and our Class B common stock, par value $0.10 per share, are listed and trade on the Nasdaq Global Select Market under the symbols “AMTB and “AMTBB,” respectively.
As of March 6, 2020, we had 28,927,447 outstanding shares of Class A common stock held by approximately 1,351 stockholders and 13,286,137 outstanding shares of Class B common stock (excluding 4,464,916 shares held as treasury stock) held by approximately 1,384 stockholders. The number of stockholders consists of stockholders of record, in each case, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock and shares of our Class B common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A and Class B common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A and Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
The Company has not paid its shareholders any dividend since the Spin-off from its Former Parent.
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
The following graph compares the cumulative total return of the Class A common stock and the Class B common stock from August 29, 2018 to December 31, 2019, as compared to the cumulative total return on stocks included in the NASDAQ Composite Index and the KBW Nasdaq Regional Bank Index over such period. Cumulative total return expressed in Dollars assumes an investment of $100 on August 29, 2018 and reinvestment of dividends as paid.
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

Total Return Performance (in Dollars)	August 29, 2018	December 31, 2018	June 30, 2019	December 31, 2019
AMTB	$100.00	$72.28	$109.50	$121.05
AMTBB	100.00	55.67	80.55	90.28
NASDAQ Composite Index	100.00	81.82	98.72	110.64
KBW Index	100.00	77.27	88.26	102.11
The above graph and table illustrate the performance of Company Class A and Class B common stock from August 29, 2018, the first day that pricing information was available, and reflect:

•	the Spin-off;

•	the IPO; and

•	the Company's repurchase of certain of its shares of Class B common stock from the Former Parent.

Item 6. SELECTED FINANCIAL DATA
Selected Consolidated Financial Information
The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2019, 2018, 2017 and 2016. The selected financial information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the corresponding notes included in this Annual Report on Form 10-K.

	December 31,
(in thousands)	2019	2018	2017	2016
Consolidated Balance Sheets
Total assets	$7,985,399	$8,124,347	$8,436,767	$8,434,264
Total investments	1,739,410	1,741,428	1,846,951	2,182,737
Total gross loans held for investment (1)	5,744,339	5,920,175	6,066,225	5,764,761
Allowance for loan losses	52,223	61,762	72,000	81,751
Total deposits	5,757,143	6,032,686	6,322,973	6,577,365
Securities sold under agreements to repurchase	—	—	—	50,000
Junior subordinated debentures (2)	92,246	118,110	118,110	118,110
Advances from the FHLB and other borrowings	1,235,000	1,166,000	1,173,000	931,000
Stockholders' equity	834,701	747,418	753,450	704,737
Assets under management and custody (22)	1,815,848	1,592,257	1,750,535	1,870,195

	Years Ended December 31,
(in thousands, except per share amounts )	2019	2018	2017	2016
Consolidated Results of Operations
Net interest income	$213,088	$219,039	$209,710	$191,933
(Reversal of) provision for loan losses	(3,150)	375	(3,490)	22,110
Noninterest income	57,110	53,875	71,485	62,270
Noninterest expense	209,317	214,973	207,636	198,303
Net income	51,334	45,833	43,057	23,579
Effective income tax rate	19.83%	20.38%	44.12%	30.22%

Common Share Data (3)
Stockholders' book value per common share	$19.35	$17.31	$17.73	$16.59
Tangible stockholders' equity (book value) per common share (4)	18.84	16.82	17.23	16.08
Basic earnings per common share	1.21	1.08	1.01	0.55
Diluted earnings per common share	1.20	1.08	1.01	0.55
Basic weighted average shares outstanding	42,543	42,487	42,489	42,489
Diluted weighted average shares outstanding (5)	42,939	42,487	42,489	42,489
Cash dividend declared per common share (6)	—	0.94	—	—

	Years Ended December 31,
(in thousands, except per share amounts, percentages, and FTEs)	2019	2018	2017	2016

Other Financial and Operating Data

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM)(7)	2.85%	2.78%	2.63%	2.48%
Net income / Average total assets (ROA) (8)	0.65%	0.55%	0.51%	0.29%
Net income / Average stockholders' equity (ROE) (9)	6.43%	6.29%	5.62%	3.29%

Capital Indicators
Total capital ratio (10) (23)	14.78%	13.54%	13.31%	13.05%
Tier 1 capital ratio (11) (23)	13.94%	12.69%	12.26%	11.86%
Tier 1 leverage ratio (12)	11.32%	10.34%	10.15%	9.62%
Common equity tier 1 capital ratio (CET1)(13) (23)	12.60%	11.07%	10.68%	10.25%
Tangible common equity ratio (14)	10.21%	8.96%	8.70%	8.12%

Asset Quality Indicators (%)
Non-performing assets / Total assets (15)	0.41%	0.22%	0.32%	0.85%
Non-performing loans /Total loans (1) (16)	0.57%	0.30%	0.44%	1.23%
Allowance for loan losses / Total non-performing loans (17)	158.60%	347.33%	267.18%	115.25%
Allowance for loan losses / Total loans (1) (17)	0.91%	1.04%	1.19%	1.42%
Net charge-offs/ Average total loans (18)	0.11%	0.18%	0.11%	0.32%

Efficiency Indicators
Noninterest expense / Average total assets (8)	2.64%	2.57%	2.45%	2.41%
Salaries and employee benefits/ Average total assets (8)	1.73%	1.69%	1.55%	1.58%
Other operating expenses/ Average total assets (8) (19)	0.91%	0.87%	0.89%	0.84%
Efficiency ratio (20)	77.47%	78.77%	73.84%	78.01%
Full-Time-Equivalent Employees (FTEs)	829	911	944	955

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2019	2018	2017
Adjusted Selected Consolidated Results of Operations and Other Data (4)
Adjusted noninterest income	$54,315	$53,875	$61,016
Adjusted noninterest expense	204,271	201,911	202,391
Adjusted net income	53,138	57,923	48,403
Adjusted earnings per common share	1.25	1.36	1.14
Adjusted earnings per diluted common share (5)	1.24	1.36	1.14
Adjusted net income / Average total assets (ROA) (8)	0.67%	0.69%	0.57%
Adjusted net income / Average stockholders' equity (ROE) (9)	6.66%	7.95%	6.32%
Adjusted noninterest expense / Average total assets (8)	2.57%	2.41%	2.38%
Adjusted salaries and employee benefits/ Average total assets (8)	1.71%	1.62%	1.55%
Adjusted other operating expenses/ Average total assets (8) (19)	0.86%	0.78%	0.83%
Adjusted efficiency ratio (21)	76.39%	73.99%	74.76%

_________

(1) Total gross loans held for investment are net of deferred loan fees and costs.
(2) During the year ended December 31, 2019, the Company redeemed $25.0 million of its 10.60% and 10.18% trust preferred securities and related junior subordinated debentures. On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred securities and related junior subordinated debentures.
(3) The earnings per common share reflect the reverse stock split which reduced the number of outstanding shares on a 1-for-3 basis. See Note 15 to our audited annual consolidated financial statements in this Form 10-K for details on reverse stock splits.
(4) This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.
(5) As of December 31, 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018. As of December 31, 2019 unvested shares of restricted stock and restricted stock units totaled 530,620. These potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings for the year ended December 31, 2019. We had no potential dilutive instruments at any period prior to December 2018.
(6) Special cash dividend of $40.0 million paid to the Company’s former parent in connection with the Spin-off.
(7) Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, investment securities, deposits with banks and other financial assets which yield interest or similar income.
(8) Calculated based upon the average daily balance of total assets.
(9) Calculated based upon the average daily balance of stockholders’ equity.
(10) Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.
(11) Tier 1 capital divided by total risk-weighted assets.
(12) Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $89.1 million at December 31, 2019 and $114.1 million at December 31, 2018, 2017 and 2016.
(13) Common Equity Tier 1 capital (CET 1) divided by total risk-weighted assets. Since 2018, the Company has redeemed a total of $51.8 million in trust preferred securities. See footnote 2.
(14) Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles are included in other assets in the Company’s consolidated balance sheets.
(15) Non-performing assets include all accruing loans past due by 90 days or more, all nonaccrual loans, restructured loans that are considered “troubled debt restructurings” or “TDRs”, and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $33.0 million, $18.1 million, $27.3 million and $71.3 million as of December 31, 2019, 2018, 2017 and 2016, respectively.
(16) Non-performing loans include all accruing loans past due by 90 days or more, and all nonaccrual loans and restructured loans that are considered TDRS. Non-performing loans were $32.9 million, $17.8 million, $26.9 million and $70.9 million as of December 31, 2019, 2018, 2017 and 2016, respectively.
(17) Allowance for loan losses was $52.2 million, $61.8 million, $72.0 million and $81.8 million as of December 31, 2019, 2018, 2017 and 2016, respectively. See Note 5 to our audited consolidated financial statements for more details on our impairment models.
(18) Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.
(19) Other operating expenses is the result of total noninterest expense less salary and employee benefits.
(20) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.
(21) Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring and spin-off costs and other adjustments management believes are useful to understand the Company’s performance, described in “Non-GAAP Financial Measures Reconciliation”.
(22) Assets held for clients in an agency or fiduciary capacity which are not assets of the Company and therefore are not included in the consolidated financial statements.
(23) As a result of the Company’s review process during the preparation of the Form 10-K for the year ended December 31, 2019, these ratios have been updated from the original ratios reported in the Company’s press release, dated January 30, 2020, relating to its financial results for the fourth quarter and year ended December 31, 2019.  The difference between each original ratio reported and each updated ratio reported in this Form 10-K is not significant.

Non-GAAP Financial Measures Reconciliation
The following table sets forth selected financial information derived from the Company’s annual audited consolidated financial statements, adjusted for certain costs incurred by the Company in the periods presented related to tax deductible restructuring and non-deductible spin-off costs. These adjustments also reflect the after-tax gain of $2.2 million on the sale of vacant Beacon land in 2019, the after-tax gain of $7.1 million on the sale of our New York City building and the $9.6 million charge to our deferred tax assets due to the enactment of the 2017 Tax Act in 2017. The Company believes these adjusted numbers are useful to understand the Company’s performance absent these transactions and events. Non-GAAP financial measures, except for tangible book value per common share and tangible equity ratio, are not included as of and for the period ended December 31, 2016 because no restructuring and spin-off costs, gains on sales of property, other than in the ordinary course, or effects of the 2017 Tax Act, existed for that period.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Total noninterest income	$57,110	$53,875	$71,485
Less: gain on sale of vacant Beacon land	(2,795)	—	—
Less: gain on sale of New York building	—	—	(10,469)
Adjusted noninterest income	$54,315	$53,875	$61,016

Total noninterest expenses	$209,317	$214,973	$207,636
Less: Restructuring costs (1):
Staff reduction costs (2)	1,471	4,709	—
Legal and strategy advisory costs	—	1,176	—
Rebranding costs	3,575	400	—
Other costs	—	110	—
Total restructuring costs	5,046	6,395	—
Less spin-off costs:
Legal fees	—	3,539	2,000
Additional contribution to non-qualified deferred compensation plan on behalf of participants to mitigate tax effects of unexpected early distribution due to spin-off (3)	—	1,200	—
Accounting and consulting fees	—	1,384	2,400
Other expenses	—	544	845
Total spin-off costs	—	6,667	5,245
Adjusted noninterest expenses	$204,271	$201,911	$202,391

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net income	$51,334	$45,833	$43,057
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	5,046	6,395	—
Income tax effect	(1,001)	(1,303)	—
Total after-tax restructuring costs	4,045	5,092	—
Plus after-tax total spin-off costs:
Total spin-off costs before income tax effect	—	6,667	5,245
Income tax effect (4)	—	331	(2,314)
Total after-tax spin-off costs	—	6,998	2,931
Less after-tax gain on sale of vacant Beacon land:
Gain on sale of vacant Beacon land before income tax effect	(2,795)	—	—
Income tax effect	554	—	—
Total after-tax gain on sale of vacant Beacon land	(2,241)	—	—
Less after-tax gain on sale of New York building:
Gain on sale of New York building before income tax effect	—	—	(10,469)
Income tax effect (5)	—	—	3,320
Total after-tax gain on sale of New York building	—	—	(7,149)
Plus impact of lower rate under the 2017 Tax Act:
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	—	8,470
Remeasurement of net deferred tax assets corresponding to items in AOCI	—	—	1,094
Total impact of lower rate under the 2017 Tax Act	—	—	9,564
Adjusted net income	$53,138	$57,923	$48,403

Basic earnings per share	$1.21	$1.08	$1.01
Plus: after-tax impact of restructuring costs	0.09	0.12	—
Plus: after-tax impact of total spin-off costs	—	0.16	0.07
Less: after-tax gain on sale of vacant Beacon land	(0.05)	—	—
Less: after-tax gain on sale of New York building	—	—	(0.17)
Plus: effect of lower rate under the 2017 Tax Act	—	—	0.23
Adjusted basic earnings per common share	$1.25	$1.36	$1.14

Diluted earnings per share (6)	$1.20	$1.08	$1.01
Plus: after-tax impact of restructuring costs	0.09	0.12	—
Plus: after-tax impact of total spin-off costs	—	0.16	0.07
Less: after-tax gain on sale of vacant Beacon land	(0.05)	—	—
Less: after-tax gain on sale of New York building	—	—	(0.17)
Plus: effect of lower rate under the 2017 Tax Act	—	—	0.23
Adjusted diluted earnings per common share	$1.24	$1.36	$1.14

	Years Ended December 31,
	2019	2018	2017
Net income / Average total assets (ROA)	0.65%	0.55%	0.51%
Plus: after-tax impact of restructuring costs	0.05%	0.06%	—%
Plus: after-tax impact of total spin-off costs	—%	0.08%	0.03%
Less: after-tax gain on sale of vacant Beacon land	(0.03)%	—%	—%
Less: after-tax gain on sale of New York building	—%	—%	(0.08)%
Plus: effect of lower rate under the 2017 Tax Act	—%	—%	0.11%
Adjusted net income / Average total assets (Adjusted ROA)	0.67%	0.69%	0.57%

Net income / Average stockholders' equity (ROE)	6.43%	6.29%	5.62%
Plus: after-tax impact of restructuring costs	0.51%	0.70%	—%
Plus: after-tax impact of total spin-off costs	—%	0.96%	0.38%
Less: after-tax gain on sale of vacant Beacon land	(0.28)%	—%	—%
Less: after-tax gain on sale of New York building	—%	—%	(0.93)%
Plus: effect of lower rate under the 2017 Tax Act	—%	—%	1.25%
Adjusted net income / Average stockholders' equity (Adjusted ROE)	6.66%	7.95%	6.32%

Efficiency ratio	77.47%	78.77%	73.84%
Less: impact of restructuring costs	(1.89)%	(2.34)%	—%
Less: impact of total spin-off costs	—%	(2.44)%	(1.86)%
Plus: gain on sale of vacant Beacon land	0.81%	—%	—%
Plus: gain on sale of New York building	—%	—%	2.78%
Adjusted efficiency ratio	76.39%	73.99%	74.76%

Noninterest expense / Average total assets	2.64%	2.57%	2.45%
Less: impact of restructuring costs	(0.07)%	(0.08)%	—%
Less: impact of total spin-off costs	—%	(0.08)%	(0.07)%
Adjusted noninterest expense / Average total assets	2.57%	2.41%	2.38%

Salaries and employee benefits / Average total assets	1.73%	1.69%	1.55%
Less: impact of restructuring costs	(0.02)%	(0.06)%	—%
Less: impact of total spin-off costs	—%	(0.01)%	—%
Adjusted salaries and employee benefits / Average total assets	1.71%	1.62%	1.55%

Other operating expenses / Average total assets	0.91%	0.87%	0.89%
Less: impact of restructuring costs	(0.05)%	(0.02)%	—%
Less: impact of total spin-off costs	—%	(0.07)%	(0.06)%
Adjusted other operating expenses / Average total assets	0.86%	0.78%	0.83%

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2019	2018	2017	2016
Stockholders' equity	$834,701	$747,418	$753,450	$704,737
Less: goodwill and other intangibles	(21,744)	(21,042)	(21,186)	(21,337)
Tangible common stockholders' equity	$812,957	$726,376	$732,264	$683,400
Total assets	7,985,399	$8,124,347	$8,436,767	$8,434,264
Less: goodwill and other intangibles	(21,744)	(21,042)	(21,186)	(21,337)
Tangible assets	$7,963,655	$8,103,305	$8,415,581	$8,412,927
Common shares outstanding	43,146	43,183	42,489	42,489
Tangible common equity ratio	10.21%	8.96%	8.70%	8.12%
Stockholders' book value per common share	$19.35	$17.31	$17.73	$16.59
Tangible stockholders' book value per common share	$18.84	$16.82	$17.23	$16.08
______________

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

(2)
On October 30, 2018, the Board of Directors of the Company adopted a voluntary early retirement plan (the “Voluntary Plan”) for certain eligible long-term employees and an involuntary severance plan (the “Involuntary Plan”) for certain other positions.  The Company incurred approximately $4.2 million of expenses in 2018 in connection with the Voluntary Plan, substantially all of which will be paid over time in the form of installment payments until January 2021. The Company incurred approximately $0.5 million of expenses in 2018 in connection with the Involuntary Plan, substantially all of which will be paid over time in the form of installment payments until December 2019.

(3)
The Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution was taxable to plan participants as ordinary income during 2018. We partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they incurred as a result of the distribution increasing the plan participants’ estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the year ended December 31, 2018, was approximately $952,000. As a result of the early taxable distribution to plan participants, we have expensed and deducted for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeded the amount of the tax gross-up paid to plan participants.

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

(6)
As of December 31, 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018. As of December 31, 2019 unvested shares of restricted stock and restricted stock units totaled 530,620. These potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings for the year ended December 31, 2019. We had no potential dilutive instruments at any period prior to December 2018.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data,” our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements.

Overview
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment and wealth management services are provided by the Bank’s national trust company subsidiary, Amerant Trust, N.A., or Amerant Trust, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, and the Bank’s Grand-Cayman based trust company subsidiary, Elant Bank & Trust Ltd., or the Cayman Bank. The Bank’s three primary markets are South Florida, where we operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have 8 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and a LPO in Dallas, Texas, which we opened in early 2019; and the greater New York City area, where we also maintain a LPO that focuses on originating CRE loans.
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

Changes in market interest rates and the interest we earn on interest-earning assets, or which we pay on interest-bearing liabilities, as well as the volumes and the types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, usually have the largest impact on periodic changes in our net interest spread, NIM and net interest income. We measure net interest income before and after the provision for loan losses.
Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) data processing and fees for other services provided to the Former Parent and its affiliates; (vi) securities gains or losses; (vii) net gains and losses on early extinguishment of FHLB advances; and (viii) other noninterest income.
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold. These are affected by prevailing market pricing of deposit services, interest rates, our marketing efforts and other factors.
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody (“AUM”) accounts increased $223.6 million, or 14.0%, to $1.82 billion at December 31, 2019 from $1.59 billion at December 31, 2018. This increase was mainly due to a positive market effect resulting in the appreciation of the AUM portfolio when compared to 2018, and the acquisition of the Cayman Bank in the fourth quarter of 2019.
Income from changes in the cash surrender value of our BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable.
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
We revised our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We entered into referral arrangements with recognized U.S.-based card issuers which will permit us to serve our international and domestic customers and we will earn referral fees and share interchange revenue without exposure to credit risk. Our credit card issuance and interchange fees, and interest, will decrease as we ceased to be a direct card issuer.
We have historically provided certain administrative services to the Former Parent’s non-U.S. affiliates under certain administrative and transition service agreements with arms-length terms and pricing. Income from this source was generally based on the direct costs associated with providing the services plus a markup, and reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. For the year ended December 31, 2019 and 2018, we were paid approximately $1.0 million and $2.5 million, respectively. These administrative and transition services ended in 2019. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide certain shareholder services to us under a service agreement.
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
Noninterest Expense. Noninterest expense consists, among other things of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit and business insurance assessments and premiums; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; and (vii) other operating expenses.
Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel.
Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses.
Professional and other services fees include legal, accounting and consulting fees, card processing fees, and other fees related to our business operations, and include director’s fees and regulatory agency fees, such as OCC examination fees.
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
Other operating expenses include advertising, marketing (including rebranding expenses), community engagement, and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from the Spin-off.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During 2019 and 2018, we incurred restructuring expenses of approximately $5.0 million and $6.4 million, respectively, which included $1.5 million and $4.7 million, respectively, of staff realignment expenses, $3.6 million and $0.4 million, respectively, of rebranding expenses, and $1.3 million of legal, advisory and other costs in 2018.
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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000, but remain focused on relationship-driven core deposits. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the characteristics and maturities of our assets when compared to the characteristics of our liabilities and other factors.
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
General and Administrative Expenses. We expect to continue incurring increased noninterest expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, expenses to hire additional personnel and other costs required to continue our growth.
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
Regulatory Environment. As a result of regulatory changes, including the Dodd-Frank Act and the Basel III capital rules, as well as regulatory changes resulting from being a publicly traded company, we expect to be subject to more regulation, which may adversely affect our costs and growth plan. See “Risk Factors-Risks Related to Our Business” and “Supervision and Regulation.”

Seasonality. Our loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year.
Performance Highlights
Performance highlights for the year ended December 31, 2019 include the following (See Item 6, “ Selected Financial Data” for an explanation of non-GAAP financial measures):

•
Net income for the full-year 2019 was $51.3 million, up 12.0% compared to $45.8 million in full-year 2018. Diluted earnings per share of $1.20 in 2019, compared to $1.08 per share in 2018 on a GAAP basis.

•
Net interest income for the full-year 2019 was $213.1 million, down 2.7% compared to $219.0 million in 2018. The NIM for full-year 2019 improved to 2.85% from 2.78%, primarily attributed to an improved loan portfolio mix, including the planned strategic run-off of foreign financial institution (“FI”) loans and non-relationship Shared National Credits (“SNCs”), partially offset by higher costs of deposits.

•
Credit quality remained strong during 2019. The Company released $3.2 million from the allowance for loan losses (“ALL”) during 2019, compared to a $0.4 million provision for loan losses during 2018. The ratio of ALL to total loans was 0.91% as of December 31, 2019, down from 1.04% at the end of 2018. The ratio of net charge-offs to average total loans in 2019 was 0.11%, down from 0.18% in 2018.

•
Noninterest income was $57.1 million for the full-year of 2019, up 6.0% from $53.9 million in 2018, driven by the gain on sale of vacant land adjacent to our Beacon operations center (“vacant Beacon land”), and a significant increase in fees from derivative contracts sold to loan customers. Also included in 2019 was a $0.7 million benefit from the adoption of a new accounting standard applicable to marketable equity securities.

•
Noninterest expense was $209.3 million for the full-year 2019, down 2.6% from $215.0 million in 2018, mainly driven by lower salaries and employee benefits, lower legal and professional fees compared to the previous year when the Company completed its spin-off, and lower FDIC-related costs. Partially offsetting these declines were additional compensation expense of $5.9 million related to the amortization of restricted stock awards granted in connection with the Company’s initial public offering (“IPO”) in 2018. Adjusted noninterest expense for the full-year 2019 was $204.3 million, up 1.2% compared to $201.9 million for 2018.

•
The efficiency ratio was 77.5% (76.4% adjusted for restructuring costs and the one-time gain on sale of vacant Beacon land) for the full-year 2019, compared to 78.8% (74.0% adjusted for restructuring costs and spin-off costs) for 2018.

•
Stockholders’ book value per common share increased to $19.35 for the full-year 2019, representing an 11.8% improvement compared to $17.31 for 2018. Tangible book value per common share rose to $18.84, a 12.0% improvement compared to $16.82 at year-end 2018.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018 and 2017
Net income
The table below sets forth certain results of operations data for the years ended December 31, 2019, 2018 and 2017:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2019	2018	2017	2019 vs 2018		2018 vs 2017
Net interest income	$213,088	$219,039	$209,710	$(5,951)	(2.7)%	$9,329	4.4%
(Reversal of) provision for loan losses	(3,150)	375	(3,490)	(3,525)	(940.0)%	3,865	(110.7)%
Net interest income after (reversal of) provision for loan losses	216,238	218,664	213,200	(2,426)	(1.1)%	5,464	2.6%
Noninterest income	57,110	53,875	71,485	3,235	6.0%	(17,610)	(24.6)%
Noninterest expense	209,317	214,973	207,636	(5,656)	(2.6)%	7,337	3.5%
Income before income tax	64,031	57,566	77,049	6,465	11.2%	(19,483)	(25.3)%
Income tax	(12,697)	(11,733)	(33,992)	(964)	8.2%	22,259	(65.5)%
Net income	$51,334	$45,833	$43,057	$5,501	12.0%	$2,776	6.4%
Basic earnings per common share	$1.21	$1.08	$1.01	$0.13	12.0%	$0.07	6.9%
Diluted earnings per common share (1)	$1.20	$1.08	$1.01	$0.12	11.1%	$0.07	6.9%
__________________

(1)
At December 31, 2019 and 2018, potential dilutive instruments consist of unvested shares of restricted stock and restricted stock units totaling 530,620 and 794,529, respectively, mainly related to the Company’s IPO in 2018. See Note 20 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock on earnings per share in 2019 and 2018.We had no outstanding dilutive instruments at December 31, 2017

2019 compared to 2018
Net income of $51.3 million and $1.20 diluted earnings per share in 2019 increased $5.5 million, or 12.0% from net income of $45.8 million and $1.08 diluted earnings per share reported in 2018.
The increase in net income is mainly attributable to: (i) lower noninterest expense compared to 2018 mostly related to lower restructuring and spin-off costs, (ii) higher noninterest income mostly related to derivative contracts sold to loan customers, and (iii) a larger release of provision for loan loses compared to 2018. These results were partially offset by lower net interest income as the cost of deposits increased.
Net interest income declined from $219.0 million in 2018 to $213.1 million in 2019, a decrease of $6.0 million or 2.7%, mainly as a result of higher deposit costs, mostly related to time and money market deposits, as an increasing amount of foreign deposits were replaced by domestic deposits throughout the year, partially offset by higher average yields on interest earning-assets.
Noninterest income increased $3.2 million in 2019, or 6.0% compared to 2018, mainly as a result of a one-time net gain of $2.8 million on the sale of vacant Beacon land and higher fees on derivative contracts sold to loan customers. In addition, we had securities gains of $2.6 million in 2019, including an aggregate gain of $1.9 million on the sale of available for sale securities and a $0.7 million benefit from the adoption of a new accounting standard applicable to marketable equity securities. These increases were partially offset by lower brokerage, advisory and fiduciary fees, lower data processing and other fees for services provided to affiliates of the Former Parent, a net loss on the early termination of FHLB advances, lower deposit and service fees, and lower cards and trade financing service fees. See “-Noninterest Income” for more details.

Noninterest expense decreased $5.7 million in 2019, or 2.6% compared to 2018, mainly as result of: (i) lower salary and employee benefit costs, (ii) lower legal and accounting and professional fees compared to the previous year when the Company completed its spin-off, and (iii) lower FDIC related costs. Partially offsetting these reductions were higher compensation expenses related to the 2018 restricted IPO grants, resulting in $5.9 million of amortization expense in 2019. Noninterest expense includes $5.0 million of restructuring expenses in 2019, compared to $6.4 million of restructuring costs and $6.7 million of Spin-off costs in 2018. There were no Spin-off costs in 2019.
The Company released provisions of $3.2 million to the allowance for loan losses in 2019, compared to a provision of $0.4 million in 2018. The release was primarily driven by a lower loan balance and a commercial loan recovery of $0.9 million, partially offset by loss factor adjustments and an increase of $3.2 million in specific reserves.
Adjusted net income in 2019 was $53.1 million, or $1.25 adjusted earnings per share and $1.24 per adjusted diluted earnings per share, 8.3% lower than adjusted net income reported in 2018. In 2019, adjusted net income excludes a $2.8 million gain on sale of the vacant Beacon land and restructuring costs totaling $5.0 million. In 2018, adjusted net income excludes Spin-off costs of $6.7 million and restructuring costs of $6.4 million.
2018 compared to 2017
Net income of $45.8 million and $1.08 diluted earnings per share in 2018 increased $2.8 million, or 6.5% from net income of $43.1 million and $1.01 earnings per share reported in 2017.
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
The 2017 Tax Act signed into law on December 22, 2017 reduced the federal corporate income tax rate from 35% to 21%. The effect of a lower rate in 2018 compared to 2017 was partially offset by higher taxable income resulting from the improved operating performance during the year. In addition, in 2017 we remeasured our net deferred tax assets, or DTAs, as a result of the 2017 Tax Act, and recorded approximately $9.6 million in additional tax expense.
Net interest income improved from $209.7 million in 2017 to $219.0 million in 2018, an increase of $9.3 million or 4.5%, mainly as a result of higher average yields and a changing mix of interest-earning assets, partially offset by higher average interest-bearing liabilities balances and rates paid.
Noninterest income decreased $17.6 million in 2018, or 24.6% compared to 2017, mainly as a result of a one-time net gain of $10.5 million on the sale of the Bank’s New York building in 2017 and lower income from brokerage, advisory and fiduciary activities during 2018.
Noninterest expense increased $7.3 million in 2018, or 3.5% compared to 2017, mainly as result of higher salary and employee benefit costs, professional and other services fees and telecommunications and data processing expenses. Noninterest expense includes $6.7 million of Spin-off expenses in 2018 compared to $5.2 million in 2017, and restructuring costs of $6.4 million incurred in 2018 for actions designed to implement the Company’s strategy as a new independent company.
The Company added provisions of $0.4 million to the allowance for loan losses in 2018, compared to a reversal from the allowance of $3.5 million in 2017. This increase was mainly driven by additional provisions associated with one CRE loan that was a TDR, which deteriorated in 2018. This CRE loan was ultimately sold in 2018.

Adjusted net income in 2018 was $57.9 million, or $1.36 per basic and diluted share, which is 19.3% higher than in 2017. In 2018, adjusted net income excludes Spin-off expenses totaling $6.7 million and restructuring costs totaling $6.4 million. In 2017, adjusted net income excludes the one-time net gain of $10.5 million on the sale of the Bank’s New York building, a $9.6 million expense resulting from the remeasurement of net DTAs from the reduction in the federal corporate income tax rates under the 2017 Tax Act, and $5.2 million of total Spin-off costs.
Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2019			2018			2017
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,658,196	$263,011	4.65%	$5,930,615	$257,611	4.34%	$5,849,117	$223,765	3.83%
Debt securities available for sale (2)	1,508,203	40,420	2.68%	1,621,928	42,758	2.64%	1,847,637	43,652	2.36%
Debt securities held to maturity (3)	80,761	1,946	2.41%	87,931	1,580	1.80%	24,813	582	2.35%
Equity securities with readily determinable fair value not held for trading	23,611	558	2.36%	23,019	526	2.29%	23,740	510	2.15%
Federal Reserve Bank and FHLB stock	68,525	4,286	6.25%	71,447	4,343	6.08%	61,100	3,169	5.19%
Deposits with banks	125,671	2,753	2.19%	141,021	2,540	1.80%	153,370	1,642	1.07%
Total interest-earning assets	7,464,967	312,974	4.19%	7,875,961	309,358	3.93%	7,959,777	273,320	3.43%
Total non-interest-earning assets less allowance for loan losses	473,412			497,148			527,508
Total assets	$7,938,379			$8,373,109			$8,487,285

	Years Ended December 31,
	2019			2018			2017
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts:
Interest bearing demand	1,177,031	925	0.08%	1,397,783	657	0.05%	1,627,546	394	0.02%
Money market	1,150,459	15,625	1.36%	1,215,635	12,840	1.06%	1,312,252	8,780	0.67%
Savings	361,069	65	0.02%	422,672	71	0.02%	474,569	76	0.02%
Total checking and saving accounts	2,688,559	16,615	0.62%	3,036,090	13,568	0.45%	3,414,367	9,250	0.27%
Time deposits	2,344,587	51,757	2.21%	2,366,423	42,189	1.78%	2,031,970	26,787	1.32%
Total deposits	5,033,146	68,372	1.36%	5,402,513	55,757	1.03%	5,446,337	36,037	0.66%
Securities sold under agreements to repurchase	220	5	2.27%	271	6	2.21%	36,447	1,882	5.16%
Advances from the FHLB and other borrowings (4)	1,134,551	24,325	2.14%	1,200,701	26,470	2.20%	968,187	18,235	1.88%
Junior subordinated debentures	108,765	7,184	6.61%	118,110	8,086	6.85%	118,110	7,456	6.31%
Total interest-bearing liabilities	6,276,682	99,886	1.59%	6,721,595	90,319	1.34%	6,569,081	63,610	0.97%
Total non-interest-bearing liabilities	863,797			923,339			1,152,121
Total liabilities	7,140,479			7,644,934			7,721,202
Stockholders' equity	797,900			728,175			766,083
Total liabilities and stockholders' equity	$7,938,379			$8,373,109			$8,487,285
Excess of average interest-earning assets over average interest-bearing liabilities	$1,188,285			$1,154,366			$1,390,696
Net interest income		$213,088			$219,039			$209,710
Net interest rate spread			2.60%			2.59%			2.46%
Net interest margin (5)			2.85%			2.78%			2.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.93%			117.17%			121.17%
__________________

(1)
Average non-performing loans of $27.4 million, $30.8 million and $46.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in the average loan portfolio, net balance.

(2)
Includes nontaxable securities with average balances of $98.1 million, $172.3 million and $163.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities was 4.00%, 4.11% and 3.86% for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019 and 2018, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79. In 2017, the tax equivalent yields were calculated by assuming a 35% tax rate and dividing the actual yields by 0.65.

(3)
Includes nontaxable securities with average balances of $80.8 million, $87.8 million and $24.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The tax equivalent yield for these nontaxable securities was 3.05%, 2.28% and 3.61% for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019 and 2018, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79. In 2017, the tax equivalent yield was calculated assuming a 35% tax rate and dividing the actual yield by 0.65.

(4)	The terms of the advance agreement require the Bank to maintain certain investment securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, debt securities available for sale and held to maturity, equity securities with readily determinable fair value not held for trading, deposits with banks and other financial assets, which yield interest or similar income.

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

	(Decrease) Increase in Net Interest Income
	2019 vs 2018			2018 vs 2017
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$(11,833)	$17,233	$5,400	$3,121	$30,725	$33,846
Debt securities available for sale	(2,998)	660	(2,338)	(5,328)	4,434	(894)
Debt securities held to maturity	(129)	495	366	1,483	(485)	998
Equity securities with readily determinable fair value not held for trading	14	18	32	(16)	32	16
Federal Reserve Bank and FHLB stock	(178)	121	(57)	537	637	1,174
Deposits with banks	(276)	489	213	(132)	1,030	898
Total interest-earning assets	$(15,400)	$19,016	$3,616	$(335)	$36,373	$36,038
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$(104)	$372	$268	$(46)	$309	$263
Money market	(688)	3,473	2,785	(647)	4,707	4,060
Savings	(10)	4	(6)	(10)	5	(5)
Total checking and saving accounts	(802)	3,849	3,047	(703)	5,021	4,318
Time deposits	(389)	9,957	9,568	4,415	10,987	15,402
Total deposits	(1,191)	13,806	12,615	3,712	16,008	19,720
Securities sold under agreements to repurchase	(1)	—	(1)	(1,867)	(9)	(1,876)
Advances from the FHLB and other borrowings	(1,458)	(687)	(2,145)	4,371	3,864	8,235
Junior subordinated debentures	(640)	(262)	(902)	—	630	630
Total interest-bearing liabilities	$(3,290)	$12,857	$9,567	$6,216	$20,493	$26,709
Increase (decrease) in net interest income	$(12,110)	$6,159	$(5,951)	$(6,551)	$15,880	$9,329

In 2019, the Company completed its planned strategic exit from foreign FI loans and non-relationship SNCs, resulting in lower average loan balances compared to 2018. Loan yields increased on improved loan mix and higher market rates during the first half of 2019. The securities portfolio experienced a slight decline as we experienced higher prepayments on SBA securities and commercial mortgage-backed securities (“CMBS”). The cost of deposits increased as declining low-cost foreign deposits were replaced with higher-cost domestic retail and brokered time deposits, resulting in higher interest expense. The Company experienced lower average rates on advances from the FHLB and junior subordinated debentures as it took proactive steps in 2019 to lower the rates paid on borrowings. See discussion on net interest income below for further details.
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

Net interest income
2019 compared to 2018
In 2019, we earned $213.1 million of net interest income, a decrease of $6.0 million, or 2.7%, from $219.0 million of net interest income earned in 2018. The decrease in net interest income was due primarily to a 5.2% decrease in the average balance of interest-earning assets, partially offset with a 26 basis point increase in the average yield on interest-earning assets. In addition, the 6.6% decrease in average interest-bearing liabilities was accompanied by a 25 basis point increase in average rates paid. Net interest margin improved 7 basis points from 2.78% in 2018 to 2.85% in 2019.
Interest Income. Total interest income was $313.0 million in 2019 compared to $309.4 million in 2018. The $3.6 million, or 1.2%, increase in total interest income was primarily due to higher average rates on loans and securities, as well as higher average yields earned on interest-earning assets. These improvements were partially offset by a decrease in the average balance of loans as the Company completed its strategic exit from non-relationship SNCs and foreign FI loans, and a decrease in the average balances of available for sale securities.
Interest income on loans in the year ended December 31, 2019 was $263.0 million compared to $257.6 million in 2018. The $5.4 million, or 2.1%, increase was primarily due to a 31 basis points increase in average yields, partially offset with a 4.6% decrease in the average balance of loans during the year ended December 31, 2019 over 2018, mainly the result of the aforementioned strategic run-off.
Interest income on the available for sale securities portfolio decreased $2.3 million, or 5.5%, to $40.4 million in 2019 compared to $42.8 million in 2018. This decrease was primarily attributable to a decline of 7.0% in the average volume of securities available for sale mostly driven by higher prepayments on SBA and CMBS securities. Higher yields on securities available for sale, which increased an average of 4 basis points in 2019 compared to the same period in 2018, partially offset the lower average held during the period.
Interest Expense. Interest expense on interest-bearing liabilities increased $9.6 million, or 10.6%, to $99.9 million in 2019 compared to $90.3 million in 2018, primarily due to higher average interest rates on deposits, partially offset by lower average deposit account balances and lower rates and balances on advances from the FHLB and junior subordinated debentures.

Interest expense on deposits increased to $68.4 million in the year ended December 31, 2019 compared to $55.8 million for the comparable period of 2018. The $12.6 million, or 22.6%, increase was primarily due to a 33 basis point increase in the average rate paid on total deposits, primarily consisting of a 43 basis point increase in the average rate paid on time deposits.
The average rate increase experienced on deposits resulted primarily from the decline of low-cost international deposits replaced by higher cost domestic deposits mostly consisting of time deposits. The decrease of $347.5 million, or 11.4%, in average total interest bearing checking and saving account balances is primarily the result of a decline of $433.0 million, or 16.8%, in the average balance of international accounts, partially offset by higher average domestic deposits. The decline in average international deposits includes $75.4 million, or 18.9%, in commercial accounts and $357.6 million, or 16.4%, in personal accounts. The overall decline in average commercial and personal accounts is primarily due to the continued outflow of funds of our Venezuelan customers as living conditions in their country remain challenging, and the Venezuelan economy is further dollarized.
Interest expense on FHLB advances and other borrowings decreased $2.1 million, or 8.1%, in 2019 compared to 2018. This is the result of a decrease of 5.5% in the average balances along with a decrease of 6 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bear fixed interest rates from 0.71% to 3.23%, and variable interest rates based on 3-month LIBOR, which decreased to 1.91% at December 31, 2019 from 2.82% at December 31, 2018. At December 31, 2019, $1,085.0 million (87.9%) of FHLB advances were fixed rate and $150.0 million (12.1%) were variable rate. Beginning in the first quarter of 2019, the Company terminated interest rate swaps designated as cash flow hedges to manage interest rate exposure on FHLB advances, resulting in a credit of approximately $1.2 million against interest expense on FHLB advances. Additionally, the Company executed fixed-rate longer term advances with callable features to lower the cost of professional funding. The Company also redeemed $25 million of its most expensive fixed-rate trust preferred securities and executed swaps on the remaining variable rate trust preferred securities, resulting in a decrease of 7.9% in the average balances and a 24 basis point decrease in the average rate paid on these liabilities.
2018 compared to 2017
In 2018, we earned $219.0 million of net interest income, an increase of $9.3 million, or 4.5%, from $209.7 million of net interest income earned in 2017. The increase in net interest income was due primarily to a 50 basis point improvement in the average yield on interest-earning assets, partially offset by a 1.1% decrease in the average balance of interest-earning assets. In addition, the 2.3% increase in average interest-bearing liabilities was accompanied by a 37 basis point increase in average rates paid. Net interest margin improved 15 basis points from 2.63% in 2017 to 2.78% in 2018.

Interest Income. Total interest income was $309.4 million in 2018 compared to $273.3 million in 2017. The $36.0 million, or 13.2%, increase in total interest income was primarily due to higher average balances in loans and securities held to maturity, as well as higher average yields earned on interest-earning assets. These improvements were partially offset by a decrease in the average balance of available for sale securities during the year ended December 31, 2018 with respect to 2017, in part due to the redeployment of proceeds from such securities into loans.

Interest income on loans in the year ended December 31, 2018 was $257.6 million compared to $223.8 million in 2017. The $33.8 million, or 15.1%, increase was primarily due to a 51 basis point increase in average yield and a 1.4% increase in the average balance of loans, mainly the result of growth in the real estate loan portfolio. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on the available for sale securities portfolio decreased $0.9 million, or 2.0%, to $42.8 million in 2018 compared to $43.7 million in 2017. This decrease was primarily attributable to a decline of 12.2% in the average volume of securities available for sale driven by our strategy of reducing lower-yielding assets and increasing average loan balances. Higher yields on securities available for sale, which increased an average of 28 basis points in 2018 compared to the same period in 2017, partially offset the lower average amount of such securities held during the period.

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

Interest expense on deposits increased to $55.8 million in the year ended December 31, 2018 compared to $36.0 million for the comparable period of 2017. The $19.7 million, or 54.7%, increase was primarily due to a 37 basis point increase in the average rate paid on total deposits and a 16.5% increase in average time deposit balances, partially offset by lower average total interest bearing checking and saving account balances which decreased 11.1%.

The increase of $334.5 million, or 16.5%, in average total time deposit balances resulted primarily from our promotions seeking longer-duration time deposits, in anticipation of higher interest rates in the future. The decrease of $378.3 million, or 11.1%, in average total interest bearing checking and saving account balances is primarily the result of a decline of $550.2 million, or 17.6%, in the average balance of international accounts, partially offset by higher average domestic deposits. The decline in average international deposits includes $250.7 million, or 38.6%, in commercial accounts and $299.4 million, or 12.1%, in personal accounts. The decline in the average commercial deposit accounts resulted primarily from the closure of certain Venezuelan customer deposit accounts exceeding the Company’s risk thresholds. The Company believes the decline in the personal accounts average is primarily due to our Venezuelan customers’ spending their U.S. dollar savings. Additionally, in 2018 and 2017, the Bank selectively closed accounts held by Venezuelan and other international customers with approximately $272 million of deposits to reduce its compliance costs and risks. See discussion on deposits further below.

Interest expense on FHLB advances and other borrowings increased $8.2 million, or 45.2%, in 2018 compared to 2017. This is the result of an increase of 24.0% in the average balances along with an increase of 32 basis points in the average rate paid on these borrowings. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. FHLB advances bore fixed interest rates from 1.50% to 3.86%, and variable interest rates based on 3-month LIBOR, which increased to 2.82% at December 31, 2018 from 2.40% at December 31, 2017. At December 31, 2018, $886.0 million (76.0%) of FHLB advances were fixed rate and $280.0 million (24.0%) were variable rate. In prior years, the Company had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. Beginning in February 2019, the Company terminated the interest rate swaps designated as cash flow hedges. The Company will recognize the resulting cumulative net unrealized gains aggregating $8.9 million in earnings over the remaining original life of the terminated interest rate swaps.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance at the beginning of the period	$61,762	$72,000	$81,751	$77,043	$65,385
Charge-offs
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$(5,839)	$(97)	$(94)	$—
Multi-family residential	—	—	—	—	(197)
Land development and construction loans	—	—	—	—	—
	—	(5,839)	(97)	(94)	(197)
Single-family residential	(136)	(27)	(130)	(195)	(157)
Owner occupied	—	—	(25)	(24)	(98)
	(136)	(5,866)	(252)	(313)	(452)
Commercial	(2,970)	(3,662)	(1,907)	(1,305)	(1,515)
Consumer and others	(638)	(167)	(341)	(196)	(4)
	(3,744)	(9,695)	(2,500)	(1,814)	(1,971)

International Loans (1):
Commercial	(62)	(1,473)	(6,166)	(19,610)	(73)
Consumer and others	(5,033)	(1,392)	(757)	(1,186)	(300)
	(5,095)	(2,865)	(6,923)	(20,796)	(373)
Total Charge-offs	$(8,839)	$(12,560)	$(9,423)	$(22,610)	$(2,344)

Recoveries
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$39	$717	$2,639	$56
Multi-family residential	—	—	—	1	148
Land development and construction loans	190	173	178	1,267	595
	190	212	895	3,907	799
Single-family residential	230	176	1,205	105	252
Owner occupied	19	891	445	32	560
	439	1,279	2,545	4,044	1,611
Commercial	1,207	435	221	84	1,064
Consumer and others	13	46	2	11	6
	1,659	1,760	2,768	4,139	2,681

	Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
International Loans (1):
Real Estate
Single-family residential	—	4	10	21	98
Commercial	485	41	297	1,000	—
Consumer and others	306	142	87	48	3
	791	187	394	1,069	101
Total Recoveries	$2,450	$1,947	$3,162	$5,208	$2,782

Net (charge-offs) recoveries	(6,389)	(10,613)	(6,261)	(17,402)	438
(Reversal of) provision for loan losses	(3,150)	375	(3,490)	22,110	11,220
Balance at the end of the period	$52,223	$61,762	$72,000	$81,751	$77,043
______________
(1) Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international loan charge-offs by country for each of the periods presented.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Commercial loans:
Brazil	$—	$1,473	$6,027
Other countries with less than $1,000	62	—	139
	62	1,473	6,166
Consumer loans and overdrafts:
Venezuela (1)	4,398	1,392	757
Other countries with less than $1,000	635	—	—
	5,033	1,392	757
Total international charge offs	$5,095	$2,865	$6,923
______________
(1) Increase in charge-offs during 2019 is primarily related to the credit card portfolio being phased out.

2019 compared to 2018
During 2019, charge-offs decreased to $8.8 million, compared to $12.6 million in 2018. The decrease during 2019 is primarily attributed to lower charge-offs in CRE and C&I loans, as compared to 2018. These decreases were partially offset by $5.0 million in charge-offs of international credit cards as a result of the product sunset announced throughout the year. Additionally, recoveries increased to $2.5 million in 2019, compared to $1.9 million during 2018, mainly attributable to one commercial loan of $0.9 million. As a result, the ratio of net charge-offs / average total loan portfolio during 2019 decreased 7 basis points, to 0.11% in 2019 from 0.18% in 2018.

The Company released $3.2 million from the allowance for loan losses during 2019. This compares to a $0.4 million provision for loan losses during 2018. The release was primarily driven by lower loan balances and a commercial loan recovery of $0.9 million, partially offset by loss factor adjustments and the increase of $3.2 million in specific reserves for the $11.9 million multiple loan relationship to the food wholesale borrower discussed in the credit quality section.
2018 compared to 2017
During 2018, charge-offs increased to $12.6 million, compared to $9.4 million in 2017. The increase during 2018 is primarily attributed to a $5.8 million charge-off related to one CRE loan that was a TDR, $2.3 million of charge-offs related to three domestic C&I loans in the retail, wholesale and telecommunications industries, and a $0.6 million increase related to credit card charge-offs. These increases were partially offset by a decrease in commercial international charge-offs. Additionally, recoveries decreased to $1.9 million in 2018, compared to $3.2 million during 2017, mainly attributable to a $1.0 million recovery related to a single-family residential real estate loan and a $0.6 million recovery of a commercial real estate loan in 2017. As a result, the ratio of net charge-offs/recoveries over the average total loan portfolio during 2018 increased 7 basis points, to 0.18% in 2018 from 0.11% in 2017.

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

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2019		2018		2017		2019 vs 2018		2018 vs 2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$17,067	29.9%	$17,753	33.0%	$19,560	27.4%	$(686)	(3.9)%	$(1,807)	(9.2)%
Brokerage, advisory and fiduciary activities	14,936	26.2%	16,849	31.3%	20,626	28.9%	(1,913)	(11.4)%	(3,777)	(18.3)%
Change in cash surrender value of BOLI(1)	5,710	10.0%	5,824	10.8%	5,458	7.6%	(114)	(2.0)%	366	6.7%
Cards and trade finance servicing fees	3,925	6.9%	4,424	8.2%	4,589	6.4%	(499)	(11.3)%	(165)	(3.6)%
Securities gains (losses), net	2,605	4.6%	(999)	(1.9)%	(1,601)	(2.2)%	3,604	360.8%	602	37.6%
Data processing and fees for other services	955	1.7%	2,517	4.7%	3,593	5.0%	(1,562)	(62.1)%	(1,076)	(29.9)%
(Loss) gain on early extinguishment of FHLB advances, net	(886)	(1.6)%	882	1.6%	—	—%	(1,768)	(200.5)%	882	N/M
Other noninterest income (2)	12,798	22.3%	6,625	12.3%	19,260	26.9%	6,173	93.2%	(12,635)	(65.6)%
	$57,110	100.0%	$53,875	100.0%	$71,485	100.0%	$3,235	6.0%	$(17,610)	(24.6)%
__________________

(1)	Changes in cash surrender value of BOLI are not taxable.

(2)
Includes income from derivative and foreign currency exchange transactions with customers, rental income, net gains on the disposition of bank properties, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M	Means not meaningful

2019 compared to 2018
Total noninterest income increased $3.2 million, or 6.0%, in 2019 compared to 2018. These results were mainly driven by an increase of $3.7 million in income from derivative contracts sold to loan customers, a $2.8 million gain on the sale of the vacant Beacon land in 2019, an aggregate gain of $1.9 million on the sale of available for sale securities, mainly municipal bonds and floating-rate corporate securities, and a $0.7 million benefit from the recently-adopted ASU applicable to marketable equity securities.
The increase in noninterest income was partially offset by: (i) a decline of $1.9 million in brokerage, advisory and fiduciary fees as a result of lower customer trading volume due to the trading restrictions on Venezuelan securities, (ii) $1.6 million lower data processing and fees for other services due to the discontinuation of services to our Former Parent, (iii) a net loss of $0.9 million on the early termination of FHLB advances compared to a net gain of $0.9 million in 2018, (iv) $0.7 million lower deposit and service fees as a result of lower wire transfer fees and (v) $0.5 million lower cards and trade financing service fees, primarily due to the phase out of out credit card program.

2018 compared to 2017
Total noninterest income decreased $17.6 million, or 24.6%, in 2018 compared to 2017. This change was mainly attributed to a one-time gain of $10.5 million in 2017 related to the sale of the Bank’s building in New York City. In addition, there was a decrease of $3.8 million in brokerage, advisory and fiduciary activities as a result of lower volumes of customer trading and related fees as a large number of foreign accounts exceeding the Company’s risk threshold were closed. Deposits and service fees decreased $1.8 million primarily due to lower wire transfer activity and related fees. Also, during 2018, income on derivative and foreign currency exchange transactions with customers declined $1.4 million mainly driven by a decrease in the volume of international customer deposit transactions and related foreign currency exchange fees.

Partially offsetting these results, there were lower net losses on the sale of investment securities during 2018 compared to 2017. Also, we received $0.9 million in compensation as a result of the early termination of certain advances from the FHLB during 2018.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2019		2018		2017		2019 vs 2018		2018 vs 2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits	$137,380	65.6%	$141,801	66.0%	$131,800	63.5%	$(4,421)	(3.1)%	$10,001	7.6%
Occupancy and equipment	16,194	7.7%	16,531	7.7%	17,381	8.4%	(337)	(2.0)%	(850)	(4.9)%
Professional and other services fees (1)	16,123	7.7%	19,119	8.9%	16,399	7.9%	(2,996)	(15.7)%	2,720	16.6%
Telecommunications and data processing	13,063	6.2%	12,399	5.7%	9,825	4.7%	664	5.4%	2,574	26.2%
Depreciation and amortization	7,094	3.4%	8,543	4.0%	9,040	4.4%	(1,449)	(17.0)%	(497)	(5.5)%
FDIC assessments and insurance	4,043	1.9%	6,215	2.9%	7,624	3.7%	(2,172)	(34.9)%	(1,409)	(18.5)%
Other operating expenses (2)	15,420	7.5%	10,365	4.8%	15,567	7.4%	5,055	48.8%	(5,202)	(33.4)%
	$209,317	100.0%	$214,973	100.0%	$207,636	100.00%	$(5,656)	(2.6)%	$7,337	3.5%
____________
(1) Professional and other services fees includes expenses on derivative contracts.
(2) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, amounts which mirror the valuation income or loss on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants in the plan, and provisions for possible losses on contingent loans.

2019 compared to 2018
Noninterest expense decreased $5.7 million, or 2.6%, in 2019 compared to 2018, primarily as a result of lower salary and employee benefits, lower professional and other service fees related to the Spin-off and restructuring activities, lower FDIC assessment and insurance costs and a favorable depreciation adjustment of $0.7 million in connection with our Beacon operations center. These decreases were partially offset by stock-based compensation in 2019, higher rebranding costs, and expenses connected with the redemption earlier this year of trust preferred securities and related subordinated debt.
The decrease in salaries and employment benefits of $4.4 million, or 3.1%, in 2019 compared to 2018 was mainly driven by staff reductions throughout the year, $3.2 million lower severance costs, and the $1.2 million paid in 2018 to participants of the non-qualified deferred compensation plan to partially mitigate tax effects of unexpected early distribution due to the spin-off in 2018. This was partially offset by $5.9 million in stock-based compensation costs mainly related to the shares of restricted stock awarded in December 2018 and $2.0 million in additional costs of the Company’s LTIP tied to performance against strategic performance targets established for the 2016-2019 period. Our full time equivalent employees, or FTEs, were 829 at December 31, 2019, down 82, or 9.0%, from 911 at the close of 2018.
The decrease of $3.0 million, or 2.0%, in professional and other services fees during 2019 compared to 2018 was mainly the result of legal and strategy advisory costs associated with our restructuring activities during 2018 and legal, accounting and consulting fees associated with the Spin-off in 2018. These results were partially offset by $0.8 million in stock-based compensation to directors in 2019.
FDIC assessments and insurance expense decreased by $2.2 million in 2019. The decrease was primarily due to lower FDIC assessment costs due to credits received, the absence of the FICO assessment and lower average balances.

Other operating expenses increased $5.1 million, or 48.8%, during 2019 compared to 2018, mainly due to $3.2 million higher rebranding costs in 2019 and expenses connected with the redemption earlier this year of trust preferred securities and related subordinated debt.
2018 compared to 2017
Noninterest expense increased $7.3 million, or 3.5%, in 2018 compared to 2017, primarily as a result of higher salary, employee benefits and professional fees related to the Spin-off and our preparations for becoming a public company, along with higher telecommunications and data processing expenses. These increases were partially offset by decreases in FDIC insurance assessments, depreciation and amortization expenses, occupancy and equipment-related costs, and other operating expenses, including lower than anticipated rebranding expenses.
The increase in salaries and employment benefits of $10.0 million, or 7.6%, in 2018 compared to 2017, reflects annual salary increases stemming from inflation and performance adjustments, higher insurance benefit expenses, staff reduction costs of $4.7 million from our voluntary early retirement program and other staff reductions from our various restructuring activities in 2018, and $1.2 million compensation paid during the period to participants of the non-qualified deferred compensation plan to partially mitigate the effect of the unexpected early distribution for federal income tax purposes. The Spin-off caused an early distribution for U.S. federal income tax purposes from our deferred compensation plan. Our FTEs were 911 at December 31, 2018, down 33 FTEs from 944 at the close of 2017.

The increase of $2.7 million, or 16.6%, in professional and other services fees during 2018 compared to 2017 was mainly the result of $1.3 million of legal and strategy advisory costs associated with our restructuring activities during 2018. In 2018, there was an increase of $0.5 million in the provision for legal, accounting and consulting fees associated with the Spin-off and becoming a public company. In addition, the increase in professional fees during 2018 reflects higher expenses as a result of incremental accounting, tax and consulting services and related expenses in connection with our registration with the SEC, and new ongoing reporting and compliance requirements as a new public company. The Company incurred no further material professional expenses related to one-time Spin-off activities after 2018.

Telecommunications and data processing expenses increased $2.6 million, or 26.2%, in 2018 compared to 2017 mainly driven by the introduction in 2017 of TreasuryConnect, a new business online banking system designed to improve our customers’ ability to manage their business finances more efficiently and securely, and data processing expenses associated with the implementation of a new loan underwriting system and information security monitoring tools. During 2018, certain software expenses that in the previous period had been classified as “occupancy and equipment,” were classified as “telecommunication and data processing” to better reflect the nature and purposes of these expenses. These changes are associated with our ongoing efforts to streamline our processes to increase efficiency, including rationalization and consolidation of our computer applications and programs, deployment of better technology and further automation of operating processes.

Other operating expenses decreased $5.2 million, or 33.4%, during 2018 compared to 2017, mainly due to a reversal of provisions for possible losses on credit commitments of $1.0 million in 2018, compared to an addition to provisions for losses on credit commitments of $0.2 million in 2017. The change in provisions is primarily attributed to improvements in quantitative and qualitative loan loss factors with respect to credit commitments in the loan portfolio during the period.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2019	2018	2017	2019 vs 2018		2018 vs 2017
Current tax expense:
Federal	$9,748	$7,298	$19,194	$2,450	33.6%	$(11,896)	74.8%
State	2,279	1,964	1,763	315	16.0%	201	108.9%
	12,027	9,262	20,957	2,765	29.9%	(11,695)	77.2%
Impact of lower rate under the 2017 Tax Act:
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	—	8,470	—	N/M	(8,470)	N/M
Remeasurement of net deferred tax asset corresponding to items in AOCI	—	—	1,094	—	N/M	(1,094)	N/M
Deferred tax expense (benefit)	670	2,471	3,471	(1,801)	(72.9)%	(1,000)	(315.1)%
Income tax expense	$12,697	$11,733	$33,992	$964	8.2%	$(22,259)	232.9%
Effective income tax rate	19.83%	20.38%	44.12%	(0.55)%	(2.7)%	(23.74)%	45.9%
______________
N/M means not meaningful.

2019 compared to 2018
We recorded income tax expense of $12.7 million in 2019 compared to $11.7 million in 2018. The effective tax rate, however, decreased in 2019 to 19.83% from 20.38% in 2018. The decrease in the effective tax rate in 2019 is primarily due to the windfall tax benefit related to stock-based compensation expense.
As of December 31, 2019, the Company’s net deferred tax asset was $5.5 million, a decline of $10.8 million compared to $16.3 million as of December 31, 2018. This decrease was mainly driven by an increase of $42.7 million in net unrealized holding gains on available for sale securities during 2019.

2018 compared to 2017
We recorded income tax expense of $11.7 million in 2018, $22.3 million lower than the amount recorded in 2017. This decrease in tax expense in 2018 reflects the lower corporate federal income tax rate under the 2017 Tax Act which, beginning January 1, 2018, decreased the corporate federal income tax rate from 35% to 21%.

The lower current tax expense in 2018 compared to 2017 includes higher taxable income in 2018 which partially offset the lower corporate federal income tax rate in 2018. Higher taxable income in 2018 compared to 2017 was primarily the result of the improved operating performance during the year. In addition, in 2017 we remeasured our net DTAs as a result of the 2017 Tax Act and recorded approximately $9.6 million in additional tax expense.

The decrease in the effective tax rate in 2018 from 44.12% in 2017 to 20.38% in 2018 is primarily the result of the lower statutory corporate federal income tax rate and the additional tax effect of the remeasurement of the net DTA in 2017 as a result of the 2017 Tax Act’s lower tax rates. Partially offsetting this decrease in the effective income tax rate was an increase in nondeductible Spin-off costs which totaled $8.2 million in 2018, compared to none in 2017.

Financial Condition - Comparison of Financial Condition as of December 31, 2019 and December 31, 2018
Assets. Total assets were $8.0 billion as of December 31, 2019, a decline of $138.9 million, or 1.7%, compared to December 31, 2018. These results were mainly driven by a decrease of $166.3 million in loans held for investment net of the allowance for loan losses as foreign loans and non-relationship SNCs continued their planned decline. This was partially offset by an increase of $35.6 million in cash and cash equivalents.
Total assets were $8.1 billion as of December 31, 2018, a decline of $312.4 million, or 3.7%, compared to December 31, 2017. These results were mainly driven by decreases of $146.1 million, $105.5 million, and $67.7 million in loans, total securities and cash and cash equivalents, respectively. The decrease in loans, includes a decline in foreign loans, partially offset by higher domestic real estate loans.
The changes in our loan portfolio reflect the execution of the Company’s strategy to reduce its foreign loan exposure, increase its domestic lending activities and the profitability on its interest-earning assets. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents
Cash and cash equivalents increased $35.6 million, or 41.6%, to $121.3 million at December 31, 2019 from $85.7 million at December 31, 2018.
Cash flows provided by operating activities were $78.4 million in the year ended December 31, 2019. This was primarily attributed to the net income earned and the termination of interest rate swaps designated as cash flow hedges, which resulted in $8.9 of proceeds.
Net cash provided by investing activities was $205.8 million during the year ended December 31, 2019, mainly driven by maturities, sales and calls of debt securities available for sale and FHLB stock totaling $497.7 million and $40.5 million, respectively, and proceeds from loan sales totaling $267.8 million. These proceeds were partially offset by purchases of available for sale debt securities totaling $445.9 million, a net increase in loans of $98.3 million, purchases of FHLB stock totaling $43.2 million and a net cash outflow of $14.4 million associated with the acquisition of the Cayman Bank.
In the year ended December 31, 2019, net cash used in financing activities was $248.6 million. These activities included a $308.8 million net decrease in total demand, savings and money market deposit balances, the $28.5 million repurchase of Class B common stock completed in the first quarter of 2019 and the redemption of $25.9 million in junior subordinated debentures in the third quarter of 2019. These disbursements were partially offset by $18.8 million higher time deposits and $29.2 million in net proceeds from the issuance of Class A common stock in the first quarter of 2019, which were used to purchase Class B common stock.
Cash flows provided by operating activities were $62.2 million in the year ended December 31, 2018. This was primarily attributed to the net income earned. Net cash provided by investing activities was $206.5 million during the year ended December 31, 2018, mainly driven by maturities, sales and calls of debt securities available for sale and FHLB stock totaling $280.0 million and $27.4 million, respectively, and proceeds from loan sales totaling $173.5 million. These proceeds were partially offset by purchases of available for sale debt securities totaling $216.2 million, a net increase in loans of $33.2 million, and purchases of FHLB stock totaling $27.7 million. The FHLB stock activity is due to changes in stock ownership requirements as the level of borrowings increase or decrease. In addition, cash flows from investing activities during the year ended December 31, 2018, include $7.5 million in net proceeds from the sale of subsidiary G200 Leasing, LLC to an affiliate of the Former Parent.

In the year ended December 31, 2018, net cash used in financing activities was $336.4 million. These activities included a $431.0 million net decrease in total demand, savings and money market deposit balances, the Special Dividend of $40.0 million paid on March 13, 2018 to the Former Parent prior to the record date of the Spin-off, the 2018 repurchase of Class B common stock totaling $17.9 million and a $6.1 million net decrease in advances from the FLHB. These disbursements were partially offset by $140.7 million higher time deposits and $17.9 million in proceeds from the issuance of Class A common stock in 2018.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	December 31,
(in thousands, except percentages)	2019	2018	2017
Total loans, gross (1)	$5,744,339	$5,920,175	$6,066,225
Total loans, gross (1) / Total assets	71.94%	72.87%	71.90%

Allowance for loan losses	$52,223	$61,762	$72,000
Allowance for loan losses / Total loans, gross (1) (2)	0.91%	1.04%	1.19%

Total loans, net (3)	$5,692,116	$5,858,413	$5,994,225
Total loans, net (3) / Total assets	71.28%	72.11%	71.05%
_______________

(1)	Total loans, gross is the principal balance of outstanding loans held for investment net of deferred loan fees and costs, but not net of the allowance for loan losses.

(2)	See Note 5 to our audited consolidated financial statements for more details on our impairment models.

(3)	Total loans, net is the principal balance of outstanding loans held for investment net of deferred loan fees and costs, and net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at December 31, 2019, 2018 and 2017 is depicted in the following table:

	December 31,
(in thousands)	2019	2018	2017
Retail (1)	$1,143,565	$1,081,143	$1,152,662
Multifamily	801,626	909,439	839,709
Office space	453,328	441,712	317,196
Land and construction	278,688	326,644	406,940
Hospitality	198,807	166,415	118,325
Industrial and warehouse	96,102	120,086	124,921
	$2,972,116	$3,045,439	$2,959,753
_______________

(1)
Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.

The table below summarizes the composition of our loan portfolio by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,891,802	$1,809,356	$1,713,104	$1,377,753	$1,072,469
Multi-family residential	801,626	909,439	839,709	667,256	452,699
Land development and construction loans	278,688	326,644	406,940	429,085	332,747
	2,972,116	3,045,439	2,959,753	2,474,094	1,857,915
Single-family residential	427,431	398,043	360,041	315,648	279,086
Owner occupied	894,060	777,022	610,386	610,657	543,047
	4,293,607	4,220,504	3,930,180	3,400,399	2,680,048
Commercial loans	1,190,193	1,306,792	1,285,461	1,432,517	1,497,487
Loans to depository institutions and acceptances (1)	16,547	19,965	16,443	9,330	16,304
Consumer loans and overdrafts (2)(3)	72,555	73,155	78,872	74,575	69,165
Total Domestic Loans	5,572,902	5,620,416	5,310,956	4,916,821	4,263,004
International Loans:
Real estate loans
Single-family residential (4)	111,671	135,438	152,713	154,841	144,107
Owner occupied	—	—	—	—	9
	111,671	135,438	152,713	154,841	144,116
Commercial loans	43,850	73,636	69,294	238,285	469,653
Loans to depository institutions and acceptances	5	49,000	481,183	406,963	688,545
Consumer loans and overdrafts (3) (5)	15,911	41,685	52,079	47,851	57,904
Total International Loans	171,437	299,759	755,269	847,940	1,360,218
Total Loan Portfolio	$5,744,339	$5,920,175	$6,066,225	$5,764,761	$5,623,222
__________________

(1)	Secured by cash or U.S. government securities

(2)	Includes customers’ overdraft balances totaling $1.3 million, $1.0 million, $1.8 million, $1.7 million and $0.7 million at each of the dates presented.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. In April 2019, we revised our credit card program to further strengthen the Company’s credit quality. We stopped charge privileges to our riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they were required to repay all balances by January 2020. We are closely monitoring the performance of the outstanding balance of our credit cards until it is completely repaid.

(4)	Secured by real estate properties located in the U.S.

(5)	International customers’ overdraft balances were de minimis at each of the dates presented.

As of December 31, 2019, the loan portfolio decreased $175.8 million, or 3.0%, to $5.7 billion, compared to $5.9 billion at December 31, 2018. As part of our business strategy, loans to international customers, primarily from Latin America, declined by $128.3 million, or 42.8%, as of December 31, 2019, compared to December 31, 2018. Domestic loans decreased by $47.5 million, or 0.85%, as of December 31, 2019, compared to December 31, 2018. This decline is mainly attributed to net decreases of $116.6 million and $73.3 million in domestic C&I loans and CRE loans, respectively, partially offset by net increases of $117.0 million and a $29.4 million in owner-occupied real estate loans and domestic single family residential loans, respectively. The decline in our loan balances in 2019 was mainly driven by the completion of our strategic run-off of foreign FI loans and sales or non-renewals of non-relationship SNCs as well as higher loan prepayments. Excluding the run-off of non-relationship SNCs, domestic loans grew by 3.7% during the year, primarily from relationship loans. While we successfully exited from non-strategic loans more rapidly than originally anticipated, we remained focused on capturing a larger share of relationship loans with their added potential to generate customer deposits and wealth management business. In addition, we focused on promoting our jumbo loan program which contributed to the increase in our single-family loan portfolio in 2019 with respect to 2018.

In 2018, the loan portfolio decreased $146.1 million, or 2.4%, to $5.9 billion, as compared to $6.1 billion at December 31, 2017. As part of our business strategy, loans to international customers declined by $455.5 million, or 60.3%, as of December 31, 2018, compared to December 31, 2017. The overall decline in loans to international customers, primarily from Latin America, was partially offset by the addition, early in 2018, of $27.4 million of syndicated commercial loans to large corporations in Europe and Canada with good credit quality and world-wide operations. In 2018, we disposed of approximately $128.2 million of syndicated loan interests to reduce risk and redeploy the proceeds in potentially higher yielding loans in our communities. The domestic loan exposure increased $309.5 million, or 5.8%, as of December 31, 2018, compared to December 31, 2017. This increase was mainly attributed to an $85.7 million (2.9%) net increase in CRE loans, a $38.0 million (10.6%) net increase in domestic single family residential loans, a $166.6 million (27.3%) net increase in owner-occupied real estate loans, a $21.3 million net increase in domestic C&I loans, partially offset by an $80.3 million decrease in land development and construction loans.
In September 2018, the Company updated its application of the definition of “highly leveraged transactions,” or HLTs, to include unfunded commitments as part of the leverage ratio calculation in accordance with the “Interagency Guidance on Leveraged Lending” issued on March 22, 2013. As of December 31, 2019, syndicated loans that financed HLTs were $35.7 million, or 0.6% of total loans, compared to $207.7 million, or 3.51% of total loans, as of December 31, 2018.
The following is a brief description of the composition of our loan classes:
Commercial Real Estate (CRE) loans. We provide a mix of variable and fixed rate CRE loans. These are loans secured by non-owner occupied real estate properties and land development and construction loans.
Loans secured by non-owner occupied real estate properties are generally granted to finance the acquisition or operation of CRE properties. The main source of repayment of these real estate loans is derived from cash flows or conversion of productive assets and not from the income generated by the disposition of the property held as collateral. These mainly include rental apartment (multifamily) properties, office, retail, warehouses and industrial facilities, and hospitality (hotels and motels) properties mainly in South Florida, the greater Houston, Texas area and the greater New York City area, especially the five New York City boroughs. Concentrations in these non-owner occupied CRE loans are subject to heightened regulatory scrutiny. See “Risk Factors— Our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.”
Land development and construction loans includes loans for land acquisition, land development, and construction (single or multiple-phase development) of single residential or commercial buildings, loans to reposition or rehabilitate commercial properties, and bridge loans mainly in the South Florida, the greater Houston, Texas area and the greater New York City area, especially the five New York City boroughs. Typically, construction lines of credit are funded based on construction progress and generally have a maturity of three years or less.

Owner-occupied. Loans secured by owner-occupied properties are typically working capital loans made to businesses in the South Florida and the greater Houston, Texas markets. The source of repayment of these commercial owner-occupied loans primarily comes from the cash flow generated by the occupying business and the real estate collateral serves as an additional source of repayment. These loans are assessed, analyzed, and structured essentially in the same manner as commercial loans.
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
Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in SNCs (loans of $100 million or more that are shared by two or more institutions), purchased receivables and Small Business Administration loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less.
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
Loans to financial institutions and acceptances. These loans primarily include trade financing facilities through letters of credits, bankers’ acceptances, pre and post-export financing, and working capital loans, among others. These loans are generally granted for terms not exceeding one year. In 2019, we substantially reduced this activity.
Consumer loans and overdrafts. These loans include open and closed-end loans extended to domestic and foreign individuals for household, family and other personal expenditures. These loans include automobile loans, personal loans, or loans secured by cash or securities and revolving credit card agreements. These loans have terms common in the industry for these types of loans, except that loans to foreign clients have more conservative underwriting criteria and terms. All consumer loans are denominated and payable in U.S. Dollars. In 2019, we announced the wind down of our credit card program to further strengthen the Company’s credit quality. We have stopped charge privileges to all cardholders, reimbursed unearned annual membership fees, and required repayment of all remaining balances by January 2020.

The tables below set forth the unpaid principal balance of loans by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2019:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total (2)
Fixed-Rate Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$120,589	$755,939	$320,216	$1,196,744
Multi-family residential	19,057	320,659	95,086	434,802
Land development and construction loans	—	—	—	—
	139,646	1,076,598	415,302	1,631,546
Single-family residential	5,170	42,036	135,851	183,057
Owner occupied	29,052	103,242	356,287	488,581
	173,868	1,221,876	907,440	2,303,184
Commercial loans	427,318	67,832	47,135	542,285
Loans to financial institutions and acceptances	3,505	—	—	3,505
Consumer loans and overdrafts	2,448	4,690	104	7,242
	$607,139	$1,294,398	$954,679	$2,856,216
Variable Rate Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$87,096	$344,174	$263,788	$695,058
Multi-family residential	64,249	224,007	78,568	366,824
Land development and construction loans	131,577	146,183	928	278,688
	282,922	714,364	343,284	1,340,570
Single-family residential	8,117	37,767	310,161	356,045
Owner occupied	37,628	91,026	276,825	405,479
	328,667	843,157	930,270	2,102,094
Commercial loans	450,916	231,172	9,670	691,758
Loans to financial institutions and acceptances	—	—	13,047	13,047
Consumer loans and overdrafts	81,224	—	—	81,224
	$860,807	$1,074,329	$952,987	$2,888,123
Total Loan Portfolio
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$207,685	$1,100,113	$584,004	$1,891,802
Multi-family residential	83,306	544,666	173,654	801,626
Land development and construction loans	131,577	146,183	928	278,688
	422,568	1,790,962	758,586	2,972,116
Single-family residential	13,287	79,803	446,012	539,102
Owner occupied	66,680	194,268	633,112	894,060
	502,535	2,065,033	1,837,710	4,405,278
Commercial loans	878,234	299,004	56,805	1,234,043
Loans to financial institutions and acceptances	3,505	—	13,047	16,552
Consumer loans and overdrafts	83,672	4,690	104	88,466
	$1,467,946	$2,368,727	$1,907,666	$5,744,339
__________________

(1)
Includes a total of $183.6 million of fixed-rate loans (mainly comprised of 60.2% single-family residential and 35.1% owner occupied), and $360.1 million of variable-rate loans (mainly comprised of 78.1% single-family residential and 17.6% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 59.1% of total fixed-rate and 75.6% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

(2)
Includes a total of $1.2 billion, or 21% of total loans, which mature after December 31, 2021 and are priced based on variable interest rates tied to the LIBOR. In December of 2019, the Asset/Liability Committee appointed a management team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR and guide the Company through the potential discontinuation of LIBOR.

Foreign Outstanding

The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2019		2018		2017
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)(3)	$112,297	1.4%	$157,162	1.9%	$182,678	2.2%
Other (4)	59,140	0.7%	142,597	1.8%	572,591	6.8%
Total	$171,437	2.1%	$299,759	3.7%	$755,269	9.0%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $15.2 million, $19.5 million and $31.9 million as of December 31, 2019, 2018 and 2017, respectively.

(2)
Includes mortgage loans for single-family residential properties located in the U.S. totaling $104.0 million, $129.0 million and $145.1 million as of December 31, 2019, 2018 and 2017, respectively. Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.

(3) Includes credit card balances of $7.8 million, $27.2 million and $27.9 million as of December 31, 2019, 2018 and 2017, respectively.
(4) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2019 and 2018. In 2017, includes $141.1 million and $94.5 million in loans to borrowers in Brazil and Chile, and other countries which do not individually exceed one percent of total assets in 2017.

As of December 31, 2019, the maturities of our outstanding international loans were as follows:

(in thousands)	Less than 1 year(1)	1-3 Years(1)	More than 3 years(1)	Total(1)
Venezuela(2)(3)	$8,141	$3,617	$100,539	$112,297
Other(4)	6,146	9,282	43,712	59,140
Total	$14,287	$12,899	$144,251	$171,437
_________________

(1)	Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $15.2 million.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $104.0 million.

(3)	Includes credit card balances of $7.8 million.

(4)
Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2019 and 2018. In 2017, includes $141.1 million and $94.5 million in loans to borrowers in Brazil and Chile, and other countries which do not individually exceed one percent of total assets in 2017.

During the three-years ended December 31, 2019, we continued the strategy to reduce the international loan exposure. As a result, loans to international customers decreased $128.3 million, or 42.8%, in 2019, compared to 2018, and $455.5 million, or 60.3%, in 2018, compared to December 31, 2017.

Loans by Economic Sector
The table below summarizes the concentration in our loan portfolio by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$82,555	1.4%	$127,298	2.2%	$545,609	9.0%
Construction and real estate (2)	3,046,852	53.0%	3,195,626	54.0%	3,116,648	51.4%
Manufacturing:
Foodstuffs, apparel	80,938	1.4%	99,467	1.7%	81,920	1.4%
Metals, computer, transportation and other	195,693	3.4%	278,960	4.7%	270,736	4.5%
Chemicals, oil, plastics, cement and wood/paper	49,744	0.9%	49,069	0.8%	99,417	1.6%
	326,375	5.7%	427,496	7.2%	452,073	7.5%
Wholesale	690,964	12.0%	712,512	12.0%	542,521	8.9%
Retail trade (3)	336,956	5.9%	289,019	4.9%	291,707	4.8%
Services:
Communication, transportation, health and other	247,970	4.3%	242,050	4.1%	291,095	4.8%
Accommodation, restaurants, entertainment	434,580	7.6%	342,710	5.8%	229,023	3.8%
Electricity, gas, water, supply and sewage	17,024	0.3%	17,208	0.3%	25,053	0.4%
	699,574	12.2%	601,968	10.2%	545,171	9.0%
Primary Products:
Other loans (4)	561,063	9.8%	566,256	9.6%	572,496	9.4%
	$5,744,339	100.0%	$5,920,175	100.0%	$6,066,225	100.0%
_________________

(1)	Consists mainly of domestic non-bank financial services companies and trade finance facilities granted to Latin American banks.

(2)	Comprised mostly of CRE loans throughout South Florida, the greater Houston, Texas area, and New York.
(3) Gasoline stations represented approximately 64%, 66% and 63% of the retail trade sector at year-end 2019, 2018 and 2017, respectively.

(4)
Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans which represented around 2% of the total.

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

A loan is considered impaired when, based on current information and events, it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. A loan is placed in nonaccrual status when management believes that collection in full of the principal amount of the loan or related interest is in doubt. Management considers that collectability is in doubt when any of the following factors is present, among others: (1) there is a reasonable probability of inability to collect principal, interest or both, on a loan for which payments are current or delinquent for less than ninety days; and (2) when a required payment of principal, interest or both is delinquent for ninety days or longer, unless the loan is considered well secured and in the process of collection in accordance with regulatory guidelines. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based on an analysis of the most probable source of repayment, including the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance for loan losses if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.
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

	December 31,
	2019		2018		2017		2016		2015
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Domestic Loans
Real estate	$25,040	51.7%	$22,778	51.3%	$31,290	48.0%	$30,713	41.2%	$18,331	31.2%
Commercial	22,132	38.1%	29,278	37.0%	30,782	33.4%	30,217	38.3%	30,672	39.3%
Financial institutions	42	0.3%	41	0.3%	31	0.3%	56	0.2%	50	0.3%
Consumer and others (1)	1,677	6.9%	1,985	6.3%	60	5.9%	1,063	5.6%	1,182	5.0%
	48,891	97.0%	54,082	94.9%	62,163	87.6%	62,049	85.3%	50,235	75.8%

International Loans (2)
Commercial	350	0.8%	740	1.2%	1,905	1.1%	10,680	4.1%	14,062	7.7%
Financial institutions	—	—%	404	0.8%	4,331	7.9%	5,248	7.1%	9,176	12.9%
Consumer and others (1)	2,982	2.2%	6,536	3.1%	3,601	3.4%	3,774	3.5%	3,570	3.6%
	3,332	3.0%	7,680	5.1%	9,837	12.4%	19,702	14.7%	26,808	24.2%
Total Allowance for Loan Losses	$52,223	100.0%	$61,762	100.0%	$72,000	100.0%	$81,751	100.0%	$77,043	100.0%
% Total Loans	0.91%		1.04%		1.19%		1.42%		1.37%
__________________

(1)
Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019; (ii) mortgage loans for and secured by single-family residential properties located in the U.S. The total allowance for loan losses for credit card receivables, after the charge-offs, stands at $1.8 million at December 31, 2019.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. despite all collateral being located in the U.S.

The loan composition changes and loss factor adjustments explained in prior sections, primarily the decrease in international loans and higher real estate loans, resulted in the shift in the allocation of the allowance for loan losses evidenced in the table.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of (1) nonaccrual loans where the accrual of interest has been discontinued; (2) accruing loans ninety days or more contractually past due as to interest or principal; and (3) restructured loans that are considered TDRs.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Non-Accrual Loans(1)
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,936	$—	$489	$10,256	$1,337
Multifamily residential	—	—	—	215	239
Land development and construction loans	—	—	—	2,719	4,415
	1,936	—	489	13,190	5,991
Single-family residential	5,431	5,198	4,277	7,917	6,463
Owner occupied	14,130	4,983	12,227	17,185	19,253
	21,497	10,181	16,993	38,292	31,707
Commercial loans	9,149	4,772	2,500	12,728	17,628
Consumer loans and overdrafts	390	11	9	46	63
Total Domestic	31,036	14,964	19,502	51,066	49,398

International Loans: (2)
Real estate loans
Single-family residential	1,860	1,491	727	976	1,448
Commercial loans	—	—	6,447	18,376	25,685
Consumer loans and overdrafts	26	24	46	28	55
Total International	1,886	1,515	7,220	19,380	27,188
Total-Non-Accrual Loans	$32,922	$16,479	$26,722	$70,446	$76,586

Past Due Accruing Loans(3)
Domestic Loans:
Real estate loans
Single-family residential	$—	$54	$112	$116	$—
Commercial loans	—	—	—	—	—
Owner occupied	—	—	—	—	—
Total Domestic	—	54	112	116	—

International Loans (2):
Real estate loans
Single-family residential	—	365	114	—	—
Consumer loans and overdrafts	5	884	—	370	809
Total International	5	1,249	114	370	809
Total Past Due Accruing Loans	5	1,303	226	486	809
Total Non-Performing Loans	32,927	17,782	26,948	70,932	77,395
Other real estate owned	42	367	319	386	384
Total Non-Performing Assets	$32,969	$18,149	$27,267	$71,318	$77,779

__________________

(1)
Includes loan modifications that met the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2019, non-performing TDRs include $9.8 million in a multiple loan relationship to a South Florida borrower.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., despite all collateral being located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At December 31, 2019, non-performing assets increased $14.8 million, or 81.7%, compared to December 31, 2018. The increase was mainly attributed to the deterioration of an $11.9 million non-performing multi-loan relationship with a South Florida food wholesale borrower whose sales in Puerto Rico were affected by the 2017 hurricanes. These loans were placed in non-accrual status in June 2019 and approximately $9.8 million of these loans were restructured in a TDR in July 2019. During the fourth quarter of 2019, this TDR loan relationship did not perform in accordance with the restructured terms. As a result, the Company downgraded from substandard to doubtful three loans within the relationship totaling $5.0 million and increased specific reserves by $0.9 million to $2.4 million, or approximately 20% of the $11.9 million outstanding balance at the close of 2019. Specific reserves on this TDR multiple loan relationship represent the potential shortfall from a liquidation of collateral scenario. These loans are secured with a combination of commercial and residential real estate properties and equipment located in South Florida covering 71% of the outstanding balance; as well as receivables and inventory. Adding to the increase in non-performing loans were three owner-occupied loans totaling $4.3 million, and one commercial loan for $2.4 million. These increases were partially offset by the upgrade of one single-family loan for $0.7 million, the charge-off of one commercial loan for $0.6 million, and pay downs of one commercial loan for $0.9 million, one single-family residential loan for $0.6 million and credit cards totaling $0.9 million.

We recognized no interest income on nonaccrual loans during 2019, 2018 and 2017. Additional interest income that we would have recognized on these nonaccrual loans had they been current in accordance with their original terms was $1.4 million, $0.9 million and $2.8 million, respectively, in these years. We recognized interest income on loans modified under troubled debt restructurings of $0.2 million, $0.2 million and $6.0 million during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, 2018 and 2017, there were $0.3 million, $1.2 million and $2.2 million, respectively of TDRs which were all accruing interest at these dates.

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
We sometimes use the term “classified loans” to describe loans that are substandard and doubtful, and we use the term “criticized loans” to describe loans that are special mention and classified loans.

The Company’s loans by credit quality indicators at December 31, 2019, 2018 and 2017 are summarized in the following table. We have no purchased credit-impaired loans.

	2019				2018				2017
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$9,324	$762	$1,936	$12,022	$6,561	$222	$—	$6,783	$1,020	$489	$—	$1,509
Land development and construction loans	9,955	—	—	9,955	—	—	—	—	—	—	—	—
	19,279	762	1,936	21,977	6,561	222	—	6,783	1,020	489	—	1,509
Single-family residential	—	7,291	—	7,291	—	7,108	—	7,108	—	5,869	—	5,869
Owner occupied	8,138	14,240	—	22,378	9,019	9,451	—	18,470	4,051	13,867	—	17,918
	27,417	22,293	1,936	51,646	15,580	16,781	—	32,361	5,071	20,225	—	25,296
Commercial loans	5,569	8,406	2,669	16,644	3,943	6,462	589	10,994	6,100	14,112	—	20,212
Consumer loans and overdrafts	—	67	357	424	—	6,062	—	6,062	—	4,113	—	4,113
	$32,986	$30,766	$4,962	$68,714	$19,523	$29,305	$589	$49,417	$11,171	$38,450	$—	$49,621

_________
(1) There were no loans categorized as “Loss” as of the dates presented.

2019 compared to 2018
At December 31, 2019, criticized loans increased $19.3 million, or 39.0%, compared to December 31, 2018. The increase is composed of a $5.8 million, or 19.5%, increase in classified loans and a $13.5 million, or 69.0%, increase in special mention loans, compared to December 31, 2018, respectively.

The increase in classified loans is mainly attributed to the $11.9 million multi-loan relationship with the South Florida food wholesale borrower previously mentioned, one owner-occupied loan of $1.9 million, one commercial loan of $2.4 million, and one CRE loan of $0.8 million. These increases were partially offset by the upgrade of one single-family loan for $0.7 million, the charge-off of credit cards totaling $5.3 million, one commercial loan charged-off for $0.6 million, and pay downs of two owner-occupied loans totaling $1.9 million, one commercial loan for $0.9 million, and one single-family residential loan for $0.6 million.

The increase in special mention loans is mainly attributed to a $10.0 million condo construction relationship SNC loan in New York City, three commercial loan relationships totaling $4.4 million, four owner occupied loans totaling $7.7 million, and two CRE loans totaling $5.7 million downgraded to special mention during the period. This was partially offset by the downgrades from special mention, including $9.4 million of loans related to the food wholesale borrower previously mentioned, one CRE loan for $0.8 million, one owner-occupied loan relationship for $2.0 million, and the upgrade of one owner occupied loan for $2.2 million. Management believes that these individual loan downgrades are not reflective of an overall negative trend. We continue to closely monitor the performance and status of these loans.

Approximately 95% of our credit card holders are foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuelan economy. In April 2019, we revised our credit card program to further strengthen the Company’s overall credit quality. We stopped charge privileges to our riskiest cardholders and required repayment of their balances by November 2019. In October 2019, we curtailed charge privileges to the remaining cardholders and required repayment of their balances by January 2020. All amounts deemed uncollectible were charged off during 2019. Charge-offs during 2019 were $5.3 million. At December 31, 2019, the outstanding balance and the assigned allowance for loan losses after the charge-offs was $11.1 million and $1.8 million, respectively. At December 31, 2019, there were no credit cards classified as substandard. We continue to monitor this portfolio closely and will re-assess the level of required reserves until balances are completely repaid. In order to continue providing quality products and services to our foreign and domestic customers, and better manage credit risk, the Company entered into referral arrangements with recognized U.S. credit card issuers.

2018 compared to 2017
In 2018 criticized loans decreased $0.2 million, or 0.4% compared to 2017. The decrease is attributed to upgrades, loan repayments and charge-offs during the period, including: (i) one CRE loan of $10.2 million partially charged-off and sold, (ii) repayments of six owner-occupied loans totaling $7.0 million , and (iii) charge offs and repayments of six commercial loans totaling $12.1 million ($2.7 of charge offs and $9.4 million of loan repayments).
During the fourth quarter 2018, the Company partially charged off and sold one problem CRE loan with a carrying value of approximately $10.2 million. This loan had been downgraded to substandard and placed in non-accrual status during the first quarter of 2018. During the second quarter of 2018, the Company had agreed to modify this loan in a TDR by extending its maturity date and adjusting the loan’s monthly payments. Subsequently, based on the further deterioration of the fair value of the collateral, the Company allocated specific reserves of $3.9 million and $1.8 million in the second and third quarters of 2018, respectively.

The decrease in criticized loans was partially offset by loan downgrades in 2018, including: (i) two CRE loans totaling $5.8 million, four owner-occupied real estate loans totaling $6.1 million and one commercial loan of $2.6 million that were downgraded to special mention, and (ii) two owner-occupied loans totaling $2.5 million, two commercial loans totaling $2.0 million, two single family residential loans totaling $1.3 million, and credit cards totaling $2.0 million that were downgraded to substandard. Except for credit cards, these downgraded loans reflect individual loan performances which management believes do not reflect an overall negative trend. Additionally, these downgraded loans are being monitored and did not generate any additional provisions in 2018.

Consistent with industry practice since late 2016, credit cards held by Venezuela residents with outstanding balances above the corresponding customer’s average compensatory deposit balances were classified substandard and charging privileges were suspended at December 31, 2018 and 2017. This resulted in approximately $6.0 million and $4.1 million in credit card receivables classified substandard at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, we allocated an allowance for loan losses on credit card balances of approximately $5.4 million and $3.1 million, respectively. At the beginning of 2018, the Company changed the monitoring of these credit cards and related deposit balances from quarterly to monthly.

We sometimes use the term “Potential problem loans” to describe substandard loans which are accruing and less than 90 days past due, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Potential problem loans at December 31, 2019, 2018 and 2017 included:

(in thousands)	2019	2018	2017
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$762	$222	$—
Multi-family residential	—	—	—
Land development and construction loans	—	—	—
	762	222	—
Single-family residential	—	—	640
Owner occupied	110	4,468	2,040
	872	4,690	2,680
Commercial loans	1,926	2,433	5,119
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	9	5,144	4,061
	$2,807	$12,267	$11,860
________
(1) Corresponds to international consumer loans, including credit card balances.

At December 31, 2019, total potential problem loans decreased $9.5 million, or 77.1%, compared to December 31, 2018. The decrease is mainly attributed to two owner-occupied loans totaling $2.5 million placed on non-accrual status, two owner-occupied loans totaling $2.6 million that were paid off, three commercial loans totaling $0.5 million that were paid off or paid down, and the charge-offs of credit cards mentioned above. This decreases were partially offset by the addition of one CRE loan for $0.8 million.

At December 31, 2018, total potential problem loans increased $0.4 million, or 3.43%, compared to December 31, 2017. The increase is attributed to loans downgraded to substandard in 2018, including: (i) one commercial loan of $2.0 million, (ii) three owner-occupied loans totaling $3.2 million, and (iii) credit cards totaling $1.1 million. The increase was partially offset by the repayment of one commercial loan of $4.0 million, and one single family residential loan of $0.6 million that was placed in non-accrual status.

Securities
Our investment decision process is based on an approved investment policy and several investment programs. We seek a consistent risk adjusted return through consideration of the following four principles:

•	investment quality;

•	liquidity requirements;

•	interest-rate risk sensitivity; and

•	potential returns on investment
The Bank’s board of directors approves the Bank’s and related companies ALCO investment policy and programs which govern the investment process. The ALCO oversees the investment process monitoring compliance to approved limits and targets. The Company’s investment decisions are based on the above-mentioned four principles, other factors considered relevant to particular investments and strategies, market conditions and the Company’s overall balance sheet position. ALCO regularly evaluates the investments’ performance within the approved limits and targets.

The following table sets forth the book value and percentage of each category of securities at December 31, 2019, 2018 and 2017. The book value for debt securities classified as available for sale and equity securities represents fair value and the book value for debt securities classified as held to maturity represents amortized cost. As a result of the adoption of a new accounting standards on financial instruments, the Company reclassified its equity securities out of the available for sale category, as previously presented in prior periods, into equity securities with readily determinable fair value not held for trading.

(in thousands, except percentages)	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Debt securities held to maturity:
U.S. government sponsored enterprise debt	$71,169	4.1%	$82,326	4.7%	$86,826	4.7%
U.S. government agency debt	2,707	0.2%	2,862	0.2%	3,034	0.2%
	73,876	4.3%	85,188	4.9%	89,860	4.9%
Debt securities available for sale:
U.S. government sponsored enterprise debt	933,112	53.6%	820,779	47.2%	875,666	47.3%
Corporate debt (1)	252,836	14.5%	352,555	20.2%	313,392	17.0%
U.S. government agency debt	228,397	13.1%	216,985	12.5%	291,385	15.8%
Municipal bonds	50,171	2.9%	160,212	9.2%	180,396	9.8%
Commercial paper	—	—%	12,410	0.7%	—	—%
U.S. Treasury debt	104,236	6.0%	—	—%	2,701	0.1%
	1,568,752	90.1%	1,562,941	89.8%	1,663,540	90.0%

Equity securities with readily determinable fair value not held for trading(2)	23,848	1.4%	23,110	1.3%	23,617	1.3%

Other securities (3):
FHLB stock	59,790	3.4%	57,179	3.3%	56,924	3.1%
Federal Reserve Bank stock	13,144	0.8%	13,010	0.7%	13,010	0.7%
	72,934	4.2%	70,189	4.0%	69,934	3.8%
	$1,739,410	100.0%	$1,741,428	100.0%	$1,846,951	100.0%

__________________

(1)
December 31, 2019 and 2018 includes $5.2 million and $36.2 million, respectively, in “investment-grade” quality securities issued by corporate entities. From Japan in the financial services sector in 2019 and from Europe and Japan in three different sectors in 2018. December 31, 2017 includes $24.3 million in obligations issued by corporate entities from Panama, Europe and others in three different sectors. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.

(2)
Includes an open-end fund incorporated in the U.S. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act of 1977.

(3)	Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2019. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities classified as held to maturity is equal to amortized cost.

(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities held to maturity
U.S. government sponsored enterprise debt	$71,169	2.49%	$—	—%	$—	—	$—	—%	$71,169	2.49%	$—	—%
U.S. government agency debt	2,707	2.75	—	—	—	—	—	—	2,707	2.75	—	—
	73,876	2.50	—	—	—	—	—	—	73,876	2.50	—	—
Debt securities available for sale
U.S. government sponsored enterprise debt	933,112	2.76%	2,296	3.81%	23,781	2.51%	113,341	2.83%	793,694	2.75%	—	—%
Corporate debt-domestic	247,602	2.97	38,270	2.59	140,945	2.90	68,387	3.34	—	—	—	—
U.S. government agency debt	228,397	2.76	133	2.46	9,903	2.53	28,195	2.82	190,166	2.76	—	—
U.S. Treasury debt securities	104,236	2.07	6,765	1.61	—	—	—	—	97,471	2.10	—	—
Municipal bonds	50,171	3.29	—	—	—	—	29,371	3.23	20,800	3.38	—	—
Corporate debt-foreign	5,234	2.82	—	—	5,234	2.82	—	—	—	—	—	—
	1,568,752	2.76	47,464	2.51	179,863	2.83	239,294	3.02	1,102,131	2.71	—	—

Equity securities with readily determinable fair value not held for trading	23,848	2.13%	—	—	—	—	—	—	—	—	23,848	2.13%

Other securities
FHLB stock	59,790	6.05%	—	—%	—	—%	—	—%	—	—%	59,790	6.05%
Federal Reserve Bank stock	13,144	5.89	—	—	—	—	—	—	—	—	13,144	5.89
	72,934	6.02	—	—	—	—	—	—	—	—	72,934	6.02
	$1,739,410	2.88%	$47,464	2.51%	$179,863	2.83%	$239,294	3.02%	$1,176,007	2.69%	$96,782	5.06%
The investment portfolio’s average duration was 3.8, 3.4 and 3.3 years as of December 31, 2019, 2018 and 2017, respectively. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Management evaluates securities for other-than-temporary impairment, or OTTI, at least semi-annually, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit losses, which must be recognized in the income statement; and OTTI related to other factors, such as interests rate changes which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As a result of the adoption of new accounting standards on financial instruments, any changes in the fair value of equity securities with readily determinable fair value not held for trading are recognized through earnings.

Goodwill. Goodwill was $19.5 million as of December 31, 2019 and $19.2 million at December 31, 2018 and 2017. Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006, and the Cayman Bank acquired in 2019.

Liabilities. Total liabilities decreased $226.2 million, or 3.1%, to $7.2 billion at December 31, 2019 compared to $7.4 billion at December 31, 2018. This decrease was mainly driven by a decline in total deposits, which include lower international deposits partially offset by increased domestic deposits, and the $25.9 million redemption of junior subordinated debentures.
Total liabilities decreased $306.4 million, or 3.99%, to $7.4 billion at December 31, 2018 compared to $7.7 billion at December 31, 2017. This decrease was mainly driven by a decline in total deposits, which include lower international deposits partially offset by increased domestic deposits.
See discussion on deposits further below and “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.
Deposits
Total deposits decreased $275.5 million, or 4.6%, to $5.8 billion at December 31, 2019 compared to $6.0 billion at December 31, 2018. In 2019, decreases of $189.7 million (14.7%) in interest bearing, $113.4 million (7.1%) in savings and money market account deposits and $5.6 million (0.7%) in noninterest bearing transaction accounts, were partially offset by a $33.2 million (1.4%) increase in time deposits. These changes in deposits and deposit mix were largely affected by declines in deposits from Venezuelan customers, as discussed below. Total brokered deposits in 2019 increased by $40.3 million in 2019 compared to 2018. The increase of $33.2 million in time deposits includes $12.9 million in deposits acquired from the Cayman bank, $20.3 million in brokered time deposits, and $86.3 million in online CD deposits, partially offset by a decline of $86.3 million in retail time deposits. We endeavor to retain customers with higher probabilities of renewal at lower-than-market rates, and focus on renewing CDs with lower probability of renewal through targeted promotions. These efforts led to time deposit renewals of approximately $345.5 million in 2019 at rates that were lower than the highest rates paid in our markets. In addition, we ramped up our efforts to raise online deposits within and outside our footprint and we expect this to continue to grow in 2020. In 2019, the Company rolled out CD campaigns designed to target our Venezuelan customers and capture greater share of wallet as well as a number of strategies to capture more domestic deposits and provide a better banking experience for all our customers.

Total deposits decreased $290.3 million, or 4.6%, to $6.0 billion at December 31, 2018 compared to $6.3 billion at December 31, 2017. In 2018, decreases of $208.7 million in interest bearing, $126.9 million in noninterest bearing transaction accounts, and $95.4 million in savings and money market account deposits were partially offset by a $140.7 million increase in time deposits. These changes in deposits and deposit mix were largely affected by declines in deposits from Venezuelan customers, as discussed below. The increase of $140.7 million in time deposits include $278.6 million in retail time deposits, partially offset by a decrease of $137.9 million in brokered time deposits. The increase in retail time deposits reflects a shift in customers’ deposit preferences as interest rates increased and we promoted longer term time deposits by launching successful marketing campaigns offering competitive market rates during the period to increase these deposits, and in anticipation of higher future interest rates.

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Domestic (1)	$3,121,827	$3,001,366	$2,822,799	$2,484,145	$2,030,078
Foreign:
Venezuela (2)	2,270,970	2,694,690	3,147,911	3,676,417	3,923,271
Others	364,346	336,630	352,263	416,803	566,325
Total foreign	2,635,316	3,031,320	3,500,174	4,093,220	4,489,596
Total deposits	$5,757,143	$6,032,686	$6,322,973	$6,577,365	$6,519,674
___________

(1)	Includes brokered deposits of $682.4 million, $642.1 million, $780.0 million, $690.9 million and $536.0 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.

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
Our other foreign deposits include deposits from non-Venezuelan affiliates of the Former Parent, and do not include deposits from Venezuelan resident customers.

The following table shows the increase or (decrease), during the year our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2019		2018		2017		2016
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic	$120,461	4.0%	$178,567	6.3%	$338,654	13.6%	$454,067	22.4%
Foreign (1):
Venezuela	(423,720)	(15.7)%	(453,221)	(14.4)%	(528,506)	(14.4)%	(246,854)	(6.3)%
Others	27,716	8.2%	(15,633)	(4.4)%	(64,540)	(15.5)%	(149,522)	(26.4)%
Total foreign	(396,004)	(13.1)%	(468,854)	(13.4)%	(593,046)	(14.5)%	(396,376)	(8.8)%
Total deposits	$(275,543)	(4.6)%	$(290,287)	(4.6)%	$(254,392)	(3.9)%	$57,691	(0.9)%
___________

(1)
The Bank selectively closed deposit accounts held by Venezuelan and other international customers with balances of approximately $76.4 million in 2018 and $196.1 million in 2017, to reduce its compliance costs and risks. No accounts held by Venezuelan or other international customers were preemptively closed in 2019 to reduce compliance costs and risks. We believe our deposit de-risking process is complete.

During the year ended December 31, 2019, deposits of customers domiciled in Venezuela decreased by $423.7 million, or 15.7%, to close at $2.3 billion from $2.7 billion at December 31, 2018. In 2019, deposits from Venezuela remained pressured mainly by the high level of deposit utilization from our Venezuelan customers to fund everyday expenses, as the dollarization of the Venezuelan economy continued, and other uses of the funds such as buying homes abroad.

The decrease in Venezuelan deposits was partially offset by an increase of $120.5 million, or 4.0%, in balances from domestic customer deposits and $27.7 million in balances from other international customers during 2019.The trend of higher balances from U.S. customers reflects the Company’s continued focus on increasing the number of U.S. domestic customers while preserving valued foreign customer relationships. In the fourth quarter of 2019, we started providing access to Zelle®, a popular digital payment platform that makes it easier for our personal banking clients to quickly send and receive small sums of money, typically within minutes. Also, we have ramped up our efforts to raise online deposits within and outside our footprint which contributed approximately $86.3 million to our deposit base in 2019, and we expect this to continue to grow in 2020. In addition, in the third quarter of 2019, we launched a program which rewards all Amerant employees for referring friends and family to our loan and deposit products, as well as the Amerant Relationship Rewards Program, which focuses on providing our existing customers with incremental cash rewards as they expand their relationship with us. Cross-selling deposit products to our domestic commercial borrowers resulted in a 14.0% growth in these deposits in 2019 compared to 2018. We are also actively working to increase our share of wallet of select high net worth international customers with whom we maintain strong long-term relationships.
The Bank uses the FFIEC’s Uniform Bank Performance Report, or UBPR, definition of core deposits, which consists of all accounts under $250,000. Core deposits, which exclude brokered time deposits and retail time deposits of $250,000 or more, were $4.3 billion, $4.7 billion and $4.9 billion as of December 31, 2019, 2018 and 2017, respectively. Core deposits represented 75.4%, 77.5% and 77.8% of our total deposits at those dates, respectively. The decline in core deposits since December 31, 2017 resulted primarily from a combination of the Company closing certain foreign customer accounts and foreign customers, specially Venezuelan customers, drawing down their account balances.

We utilize brokered deposits and, as of December 31, 2019 and 2018, we had $682.4 million and $642.1 million in brokered deposits, which represented 11.9% and 10.6%, respectively, of our total deposits. The Company has not historically sold brokered CDs in denominations over $100,000. As we continue to expand our out-of-footprint deposit gathering, we expect to reduce our brokered deposits. Importantly, we remain focused on improving the customer journey and increasing share of wallet of our core customers through expanded customer contact efforts.
Deposits by Type: Average Balances and Average Rates Paid
The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2019		2018		2017
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$791,239	—%	$846,709	—%	$1,078,225	—%
Interest bearing deposits:
Checking and saving accounts:
NOW	1,177,031	0.08%	1,397,783	0.05%	1,627,546	0.02%
Money market	1,150,459	1.36%	1,215,635	1.06%	1,312,252	0.67%
Savings	361,069	0.02%	422,672	0.02%	474,569	0.02%
Time Deposits	2,344,587	2.21%	2,366,423	1.78%	2,031,970	1.32%
	5,033,146	1.36%	5,402,513	1.03%	5,446,337	0.66%
	$5,824,385	1.17%	$6,249,222	0.89%	$6,524,562	0.55%

Large Fund Providers
At December 31, 2019 and 2018, our large fund providers, defined as third-party customer relationships with balances of over $10.0 million, included eight and six deposit relationships, respectively, with total balances of $116.9 million and $74.4 million, respectively. Additionally, at December 31, 2019 and 2018 deposits from the Former Parent or its non-U.S. affiliates totaled $7.9 million and $9.6 million, respectively. These deposits from the Former Parent and related entities are expected to remain low or further decline in 2020.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2019		2018		2017
Less than 3 months	$291,075	20.4%	$339,485	24.3%	$301,872	25.6%
3 to 6 months	358,061	25.1%	305,351	21.9%	220,862	18.7%
6 to 12 months	393,555	27.6%	331,739	23.8%	324,011	27.4%
1 to 3 years	181,105	12.7%	205,900	14.8%	197,119	16.7%
Over 3 years	204,303	14.2%	212,281	15.2%	137,088	11.6%
Total	$1,428,099	100.0%	$1,394,756	100.0%	$1,180,952	100.0%

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances and advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. The majority of our outstanding short-term borrowings at December 31, 2019, 2018 and 2017 corresponded to FHLB advances and, to a lesser extent, included borrowings from other banks. There were no repurchase agreements outstanding as of December 31, 2019, 2018 and 2017.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(in thousands, except percentages)	2019	2018	2017
Outstanding at period-end	$285,000	$440,000	$567,000
Average amount	478,333	505,417	460,708
Maximum amount outstanding at any month-end	600,000	632,000	567,000
Weighted average interest rate:
During period	2.29%	2.10%	1.43%
End of period	1.93%	2.52%	1.43%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2019	2018	2017
Net income	$51,334	$45,833	$43,057
Basic earnings per common share	1.21	1.08	1.01
Diluted earnings per common share (1)	1.20	1.08	1.01

Average total assets	$7,938,379	$8,373,108	$8,487,285
Average stockholders' equity	797,900	728,175	766,083
Net income / Average total assets (ROA)	0.65%	0.55%	0.51%
Net income / Average stockholders' equity (ROE)	6.43%	6.29%	5.62%
Average stockholders' equity / Average total assets ratio	10.05%	8.70%	9.03%

Adjusted net income (2)	$53,138	$57,923	$48,403
Adjusted basic earnings per common share (2)	1.25	1.36	1.14
Adjusted diluted earnings per common share (2)	1.24	1.36	1.14

Adjusted net income / Average total assets (ROA) (2)	0.67%	0.69%	0.57%
Adjusted net income / Average stockholders' equity (ROE) (2)	6.66%	7.95%	6.32%
__________________

(1)
As of December 31, 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018. As of December 31, 2019 unvested shares of restricted stock and restricted stock units totaled 530,620. These potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings for the year ended December 31, 2019. We had no potential dilutive instruments at any period prior to December 2018.

(2)	See “Non-GAAP Financial Measures Reconciliation” for an explanation of certain non-GAAP measures.

During the years ended December 31, 2019 and 2018, earnings per share increased as a result of higher net income during those years.

Capital Resources and Liquidity Management
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in AOCI or AOCL caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities and derivative instruments. AOCI or AOCL are not included for purposes of determining our capital for bank regulatory purposes.
2019 compared to 2018
Stockholders’ equity increased $87.3 million, or 11.7%, to $834.7 million as of December 31, 2019, as compared to December 31, 2018 primarily due to: (i) $51.3 million of net income in 2019, (ii) a $30.5 million increase in AOCI/AOCL resulting primarily from a higher valuation of securities available for sale compared to December 31, 2018, and (iii) the Company’s amortization of stock-based compensation of its 2018 restricted stock award related to the IPO. The higher valuation of securities available for sale during 2019 was the primary driver of the Company’s deferred tax assets declining approximately $10.8 million, or 66.4%, to $5.5 million as of December 31, 2019, as the unrealized gains and losses included in AOCI are reported in stockholders’ equity on an after-tax basis.
2018 compared to 2017
Stockholders’ equity decreased $6.0 million, or 0.8%, to $747.4 million as of December 31, 2018, as compared to December 31, 2017. The decrease resulted primarily from the Special Dividend of $40.0 million paid on March 13, 2018 to the Former Parent prior to the record date for the Spin-off and a $12.0 million increase in AOCL mainly the result of lower securities available for sale valuations compared to December 31, 2017. The lower securities valuations were due primarily to increases in market interest rates. Partially offsetting these decreases was the $45.8 million net income in 2018.

Initial Public Offering and other stock transactions

 Initial Public Offering. On December 21, 2018, the Company closed the IPO of 6,300,000 shares of its Class A common stock at a public offering price of $13.00 per share. Of the 6,300,000 shares of Class A common stock sold in the IPO, the Company sold 1,377,523 shares of Class A common stock and the Former Parent sold all of its 4,922,477 shares of Class A common stock. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 945,000 shares of Class A common stock at the public offering price, less the underwriting discount, to cover over-allotments. The net proceeds to us from the sale of shares of our Class A common stock in the IPO in December 2018 were approximately $17.9 million. We received no proceeds from the sale of shares of our Class A common stock in the IPO by the Former Parent.

On January 23, 2019, the underwriters partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per share of Class A common stock. The net proceeds to us from this transaction were approximately $3.0 million.

The Former Parent paid all underwriting discounts, commissions and offering expenses with respect to the IPO.

Class B Common Stock Repurchase at 97% of the sale price of Class A common stock. On December 27, 2018, following the December 21, 2018 closing of the Company’s IPO, the Company and the Former Parent entered into the Class B Purchase Agreement. Pursuant to the Class B Purchase Agreement, the Company agreed to purchase up to all 3,532,457 shares of its nonvoting Class B common stock from the Former Parent with the proceeds from Company sales of its Class A common stock. The purchase price of the shares of Class B common stock was 97% of the sales price of the shares of Class A common stock sold by the Company to finance its repurchases of Class B common stock held by the Former Parent. The repurchase price for the Class B common stock was based upon various factors, including the advice of the Company’s financial advisors.

On December 28, 2018, the Company completed the purchase of 1,420,136 shares of Class B common stock from the Former Parent for $12.61 per share of Class B common stock, representing an aggregate purchase price of approximately $17.9 million. These 1,420,136 shares of Class B common stock are held at December 31, 2018 as treasury stock under the cost method.

On March 7, 2019, the Company completed the purchase of the remaining 2,112,321 shares of the Company’s Class B common stock from the Former Parent for a weighted average purchase price of $13.48 per share of Class B common stock, representing an aggregate purchase price of approximately $28.5 million at 97% of the sale price of Class A common stock (the “Final Class B Repurchase”). The repurchase price for the Class B common stock was based upon various factors, including the advice of the Company’s financial advisors. All 3,532,457 shares of Class B common stock repurchased from the Former Parent are held as treasury stock under the cost method as of December 31, 2019. Following this repurchase, the Former Parent no longer owns any Company Shares.

On February 14 and February 21, 2020, Company repurchased an aggregate of 932,459 shares of its outstanding Class B Common Stock in two privately negotiated transactions for a cash purchase price of $16.0 per share of Class B common stock, or an aggregate purchase price of $14.9 million. These 932,459 shares of Class B common stock are now held as treasury stock under the cost method. The Company used available cash to fund this transaction.
Private Placements. On February 1, 2019 and February 28, 2019, the Company issued and sold 153,846 shares and 1,750,000 shares of its Class A common stock, respectively, in private placements exempt from registration under Section 4(a)(2) of the Securities Act and SEC Rule 506 (the “Private Placements”). The net proceeds from the Company private placements totaled approximately $26.7 million. The Company used the net proceeds from the Private Placements to fund the Final Class B Repurchase from the Former Parent on March 7, 2019.
Liquidity Management
At December 31, 2019 and 2018, the Company had $1.2 billion of outstanding advances from the FHLB and other borrowings. There were no other borrowings as of December 31, 2019 and 2018. During the year ended December 31, 2019, the Company repaid $1.7 billion of outstanding FHLB advances, and obtained new borrowings of $1.8 billion from these sources. The following table summarizes the composition of our FHLB advances and other borrowings by type of interest rate:

	December 31,
(in thousands, except percentages)	2019	2018
Advances from the FHLB:
Fixed rate ranging from 0.71% to 3.23% (December 31, 2018 - 1.50% to 3.86%) (1)	$1,085,000	$886,000
Floating rate based on 3-month LIBOR ranging from 1.84% to 2.03% (December 31, 2018 - 2.40% to 2.82%) (2)	150,000	280,000
	$1,235,000	$1,166,000
__________________

(1)
As of December 31, 2019, includes $530 million (interest rate - from 0.71% to 0.97%) in advances from the FHLB that are callable prior to maturity. There were no callable advances from the FHLB as of December 31, 2018.

(2)
At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In the first quarter of 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI. This amount will be amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. As a result of this amortization, the Company recorded a credit of approximately $1.2 million against interest expense on FHLB advances in 2019.

At December 31, 2019, advances from the FHLB had maturities through 2029 (2023 at December 31, 2018) with interest rates ranging from 0.71% to 3.23% and, a weighted average rate of 1.65% (interest rates ranging from 1.50% to 3.86%, and a weighted average rate of 2.46% at December 31, 2018).
We also have available uncommitted federal funds credit lines with several banks, and had $65.0 million and $35.5 million of availability under these lines at December 31, 2019 and 2018, respectively.
We had $1.1 billion, $1.4 billion and $1.3 billion of additional borrowing capacity with the FHLB as of December 31, 2019, 2018 and 2017, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue FDIC-insured certificates of deposits.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid by the Bank. Additionally, our subsidiary Amerant Florida Bancorp Inc., formerly Mercantil Florida Bancorp Inc., or Amerant Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $48.9 million as of December 31, 2019 and $32.9 million as of December 31, 2018 in funds available to service this junior subordinated debt and for other corporate purposes.

Based on our current outlook, we believe that net interest income, advances from the FHLB, available borrowings and dividends paid to us by the Bank will be sufficient to fund our liquidity requirements for the next twelve months.

There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI and AOCL. Management believes that these limitations will not affect our ability, and Amerant Florida’s ability, to meet our ongoing short-term cash obligations. See — “Supervision and Regulation.”

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
The redemptions that took place in 2019 together reduced total cash and cash equivalents by approximately $23.8 million, financial liabilities by approximately $25.9 million and other assets by approximately $2.4 million. In addition, 2019 results included a total charge of $0.3 million for the contractual premiums paid to security holders from these redemptions. The redemption of these legacy Tier 1 capital instruments reduced the Company’s Tier 1 equity capital by a net of $23.5 million and pretax annual interest expense by approximately $2.6 million.

On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Commercebank Capital Trust I (“Capital Trust I”) at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. This redemption reduced total cash and cash equivalents by $27.1 million, financial liabilities by $28.1million, other assets by $3.4 million, and other liabilities by $2.2 million. In addition, the Company recorded a charge of $0.3 million for the unamortized issuance costs. This redemption reduced the Company’s Tier 1 equity capital by a net of $24.7 million and pretax annual interest expense by $2.4 million.

Regulatory Capital Requirements
We are subject to various regulatory capital requirements administered by the Federal Reserve and OCC. Failure to meet regulatory capital requirements may result in certain discretionary, and possible mandatory actions by regulators that, if taken, could have a direct material effect on our business, financial condition and results of operation. Under the federal capital adequacy rules and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated for regulatory capital purposes. Our capital amounts and classification are also subject to qualitative judgments by the regulators, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon the regulations’ risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum CET1, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. Management believes, as of December 31, 2019, 2018 and 2017 that the Company and the Bank meet all capital adequacy requirements to which they are subject, and exceed the minimum requirements to be well-capitalized. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI or AOCL in computing regulatory capital. As of December 31, 2019, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2019 and 2018 was 6.8% and 5.5%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.

Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
Common equity tier 1 (CET1)	806,050	12.60%	287,865	4.50%	415,805	6.50%

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common equity tier 1 (CET1)	749,465	11.07%	304,671	4.50%	440,080	6.50%

December 31, 2017
Total capital ratio	$926,049	13.31%	$556,578	8.00%	$695,722	10.00%
Tier 1 capital ratio	852,825	12.26%	417,433	6.00%	556,578	8.00%
Tier 1 leverage ratio	852,825	10.15%	335,647	4.00%	419,559	5.00%
Common equity tier 1 (CET1)	753,545	10.68%	313,075	4.50%	452,220	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
Common equity tier 1 (CET1)	787,908	12.32%	287,796	4.50%	415,706	6.50%

December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common equity tier 1 (CET1)	826,114	12.20%	304,630	4.50%	440,021	6.50%

December 31, 2017
Total capital ratio	$885,855	12.69%	$556,446	8.00%	$695,557	10.00%
Tier 1 capital ratio	812,631	11.68%	417,334	6.00%	556,446	8.00%
Tier 1 leverage ratio	812,631	9.69%	335,600	4.00%	419,500	5.00%
Common equity tier 1 (CET1)	812,631	11.68%	313,001	4.50%	452,112	6.50%

The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for CET1 capital, additional Tier 1 capital and Tier 2 capital. Although trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, our existing $89.1million ($114.1 million at December 31, 2018 and 2017) aggregate outstanding trust preferred securities are grandfathered, and continue to qualify as Tier 1 capital. During 2019, the Company redeemed $25.0 million of its 10.60% and 10.18% trust preferred securities and related junior subordinated debentures. On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred securities and related junior subordinated debentures. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”, and collectively with the Federal Reserve and the OCC, the “Federal Banking Agencies”), published a final rule on July 22, 2019 that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Non-advanced approaches institutions will be permitted to implement the Capital Simplifications Final Rule as of its revised effective date in the quarter beginning January 1, 2020, or wait until the quarter beginning April 1, 2020. As of the date of implementation, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also effective October 1, 2019, the final rule made various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the Bank Holding Company Act and Federal Reserve Regulation Y. The Company currently estimates these simplified capital rules should have no material effect on the Company’s regulatory capital and ratios when adopted in the first quarter of 2020.

The Federal Banking Agencies issued final rules on October 29, 2019 that provide simplified capital measures, including a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). Qualifying community banking organizations with less than $10 billion of assets that comply with, and elect to use, the community bank leverage ratio (“CBLR”) and that maintain a CBLR greater than 9% would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies’ prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. The CBLR, among other proposals, reflects the Federal banking agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile. The CBLR will first be available for banking organizations to use in their March 31, 2020 Call Report or Form FR Y-9C. Non-advanced approaches banking organizations will also be able to take advantage of simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in unconsolidated financial institutions. The Company currently expects to opt out of this framework.

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

Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. However, inflation also affects a financial institution by increasing its cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Loan originations and re-financings also tend to slow as interest rates increase, and higher interest rates may reduce a financial institution’s earnings from such origination activities.
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

	December 31,
(in thousands)	2019	2018	2017
Commitments to extend credit	$820,380	$923,424	$762,437
Credit card facilities (1)	—	198,500	200,229
Letters of credit	17,414	27,232	18,350
	$837,794	$1,149,156	$981,016
__________________

(1)
We are phasing out our legacy credit card products to further strengthen overall credit quality. In April 2019, the Company stopped the charging privileges to our smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they were required to repay all balances by January 2020. As a result of these actions, the Company no longer carries off-balance sheet credit risk associated with its former credit card programs.

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to real estate and equipment operating leases and other borrowing arrangements.
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2019. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Our operating lease obligations are not reflected in our consolidated balance sheets in accordance with current accounting guidance. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.

As of December 31, 2019, we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$65,995	$6,268	$11,435	$10,242	$38,050
Borrowings:
FHLB advances	1,235,000	285,000	330,000	90,000	530,000
Junior subordinated debentures	92,246	—	—	—	92,246
Contractual interest payments (1)	137,480	21,924	32,085	22,102	61,369
	$1,530,721	$313,192	$373,520	$122,344	$721,665
__________________

(1)	Calculated assuming a constant interest rate as of December 31, 2019.
In December 2018, the FASB issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases which has not yet been adopted by the Company. In November 2019, the FASB issued guidance delaying the effective date. The Company has completed the process of gathering a complete inventory of leases and migrating identified lease data onto a new system and are in the final stages of testing and evaluation. We currently expect to recognize an asset and a corresponding lease liability for an amount currently expected to be less than 1% of the Company’s total consolidated assets at adoption. The Company plans to adopt the new guidance in its consolidated financial statements for the year ending December 31, 2021.
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity. We expect to maintain adequate liquidity through the results of operations, loan and securities repayments and maturities and continued deposit gathering activities. We also have various borrowing facilities at the Bank to satisfy both short-term and long-term liquidity needs.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or using different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Securities. Securities generally must be classified as held to maturity, or HTM, debt securities available-for-sale, or AFS or trading. Beginning in 2019, there is a requirement to classify equity securities with readily available fair values separate from other types of securities. Securities classified as HTM are securities we have both the ability and intent to hold until maturity and are carried at amortized cost. Trading securities, if we had any, would be held primarily for sale in the near term to generate income. Debt securities that do not meet the definition of trading or HTM are classified as AFS.

The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities, if we had any, and equity securities with readily available fair values, would flow directly through earnings during the periods in which they arise. AFS securities are measured at fair value each reporting period. Unrealized gains and losses on AFS securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be OTTI. Investment securities that are classified as HTM are recorded at amortized cost, unless deemed to be OTTI.

We evaluate each AFS and HTM debt security when its fair value falls below the amortized cost basis to determine if it is other-than-temporary. When an investment in a debt security is considered to be OTTI, the cost basis of the individual investment security is written down through earnings by an amount that corresponds to the credit component of the OTTI. In determining whether an impairment is other than temporary, we consider the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether we either plan to sell the security or it is more-likely-than-not that we will be required to sell the security before recovery of the amortized cost. For AFS debt securities we intend to hold, an analysis is performed to determine how much of the decline in fair value maybe related to the issuer’s credit and how much is related to market factors (e.g., interest rates). If any of the decline in fair value is due to a deterioration in the issuer’s credit, an OTTI loss is recognized in the Consolidated Statements of Operations for that amount. If any of the decline in fair value is related to market factors, that amount remains in AOCI for AFS debt securities. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the difference is due to market factors and is recognized as an unrealized gain in AOCI. If we intend to sell or believes it is more-likely-than-not that it will be required to sell the debt security, it is written down to fair value as an OTTI loss.
Fair Value of Financial Instruments. We are, under applicable accounting guidance, required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. We classify fair value measurements of financial instruments based on the three-level fair value hierarchy in the guidance. We carry AFS debt and other securities, BOLI policies and derivative assets and liabilities at fair value.

The fair values of assets and liabilities may include adjustments for various factors, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls including validation controls, for which we utilize both broker and pricing service inputs. Data from these services may include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business. For additional information, see Note 17 of our audited consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses represents an estimate of the current amount of principal that we will be unlikely to collect given facts and circumstances as of the evaluation date, and includes amounts arising from loans individually and collectively evaluated for impairment. Loan losses are charged against the allowance when we believe the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors to ensure the current allowance balance is maintained at a reasonable level to provide for recognized and unrecognized but inherent losses in the loan portfolio.

Allocations of the allowance are made for loans considered to be individually impaired, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is applied consistently to each segment.

We determine a separate allowance for losses for each loan portfolio segment. The allowance for loan losses consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the excess of the carrying value of the loan over the present value of expected future cash flows at the measurement date, or the fair value of the collateral in the case where the loan is considered collateral-dependent. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.

We recognize interest income on impaired loans based on our existing method of recognizing interest income on nonaccrual loans. Loans, generally classified as impaired loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs with measurement of impairment as described above.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

General reserves cover non-individually-impaired loans and are based on historical loss rates for each loan portfolio segment, adjusted for the effects of qualitative factors that in management’s opinion are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due balances, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

Concentrations of credit risk can affect the level of the allowance and may involve loans to one borrower, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. In addition, we are subject to a geographic concentration of credit because we primarily operate in South Florida, the greater Houston, Texas area and the New York City area.

Our estimate for the allowance for loan losses is sensitive to the loss rates from our loan portfolio segments. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our CRE loans and commercial loans portfolio segments, the allowance for loan losses at December 31, 2019 would have increased by approximately $0.5 million.

These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings or the increases in loss rates but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan and lease losses to changes in key inputs. We believe the risk ratings and loss severities currently in use are appropriate.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Goodwill. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. We have applied significant judgment for annual goodwill impairment testing purposes. Our Market Risk and Budget and Profitability units provide significant support for the development of judgments and assumptions used for this evaluation. Based on this evaluation, we concluded goodwill was not considered impaired as of December 31, 2019. Future negative changes may result in potential impairments in future periods.

Determining the fair value of goodwill is considered a critical accounting estimate because it requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to determine fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

Deferred Income Taxes. We use the balance sheet method of accounting for income taxes as prescribed by GAAP. Under this method, DTAs and deferred tax liabilities, or DTLs, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the DTAs a valuation allowance is established. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accounting for deferred income taxes is a critical accounting estimate because we exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. Management’s determination of the realization of DTAs is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the DTAs. These judgments and estimates are inherently subjective and reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our DTAs. A DTA valuation allowance would result in additional income tax expense in such period, which would negatively affect earnings. Conversely, the reversal of a valuation allowance previously recorded against a DTA would result in lower tax expense.

Recently Issued Accounting Pronouncements. We have evaluated new accounting pronouncements that have recently been issued and have determined that certain of these new accounting pronouncements should be described in this section because, upon their adoption, there could be a significant impact to our operations, financial condition or liquidity in future periods. Please refer to Note 1 of our audited consolidated financial statements for a discussion of these recently issued accounting pronouncements that have been adopted by us that will require enhanced disclosures in our financial statements in future periods.

Item 7A. QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK
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
We manage and implement our ALM strategies through monthly ALCO meetings. The Chief Business Officer participates in the ALCO meetings. In the ALCO, we discuss, analyze, and decide on the best course of action to implement strategies designed as part of the ALM process.
Market risks taken by the Company are managed using an appropriate mix of marketable securities, wholesale funding and derivative contracts.

Market Risk Measurement
ALM
We use sensitivity analyses as the primary tool to monitor and evaluate market risk, which is comprised of interest rate risk and price risk. Exposures are managed to a set of limits previously approved by our board of directors and monitored by ALCO.
Sensitivity analyses are based on changes in interest rates (both parallel yield curve changes as well as non-parallel), and are performed for several different metrics. They include three types of analyses consistent with industry practices:

•	earnings sensitivity;

•	economic value of equity, or EVE; and

•	investment portfolio mark-to-market exposure (debt and equity securities available for sale and held to maturity securities).
The Company continues to be asset sensitive, therefore income is expected to increase when interest rates move higher, and to decrease when interest rates move lower.
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
Earnings Sensitivity
In this method, the financial instruments (assets, liabilities, and off-balance sheet positions) generate interest rate risk exposure from mismatches in maturity and/or repricing given the financial instruments’ characteristics or cash flow behaviors such as pre-payment speeds. This method measures the potential change in our net interest income over the next 12 months, which corresponds to our short term interest rate risk. This analysis subjects a static balance sheet to instantaneous and parallel interest rate shocks to the yield curves for the various interest rates and indices that affect our net interest income. We compare on a monthly basis the effect of the analysis on our net interest income over a one-year period against limits established by our board of directors.

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2019		2018
Change in Interest Rates (Basis points)
Increase of 200	$14,237	6.9%	$30,993	12.8%
Increase of 100	10,091	4.9%	18,702	7.7%
Decrease of 25	(4,856)	(2.3)%	(5,554)	(2.3)%
Decrease of 100	(20,739)	(10.0)%	(22,789)	(9.4)%
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

Net interest income in the base scenario, decreased to approximately $207.0 million in December 31, 2019 compared to $242.0 million in December 31, 2018. This decrease is mainly due to a lower market interest rate environment including three rate cuts from the Federal Reserve during 2019, and to a lesser extent a smaller balance sheet. The Company continues to be asset sensitive, however given more recent market interest rate expectations, management has been taking steps to reduce interest rate sensitivity.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2019	2018
Change in Interest Rates (Basis points)
Increase of 200	(11.1)%	(4.94)%
Increase of 100	(3.86)%	(1.21)%
Decrease of 25	0.24%	(0.28)%
Decrease of 100	(0.11)%	(1.86)%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The larger negative effects to EVE as of December 31, 2019 for the 200 and 100 basis point increase are principally attributed to the higher average duration of the investment portfolio, lower average duration of FHLB advances, and the unwinding in 2019 of the interest rate swaps we had designated as cash flow hedges. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure
The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2019 and 2018:

	Change in market value (1)
	December 31,
(in thousands)	2019	2018
Change in Interest Rates
(Basis points)
Increase of 200	$(148,369)	$(92,213)
Increase of 100	(69,956)	(44,780)
Decrease of 25	14,008	9,831
Decrease of 100	53,946	35,916
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio increased to 3.8 years at December 31, 2019 compared to 3.4 years at December 31, 2018. The higher duration was primarily the result of the strategic purchase of 20-year U.S. Treasuries and CMOs with prepayment protection. Additionally, the floating rate portfolio declined to 14.3% at December 31, 2019 from 23.4% at December 31, 2018.
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

Limits Approval Process
The ALCO is responsible for the management of market risk exposures and meets monthly. The ALCO monitors all the Company’s exposures, compares them against specific limits, and takes actions to modify any exposure that the ALCO considers inappropriate based on market expectations or new business strategies, among other factors. The ALCO reviews and recommends market risk limits to our board of directors. These limits are reviewed annually or more frequently as believed appropriate, based on various factors, including capital levels and earnings.

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2019. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	December 31, 2019
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$121,324	$93,289	$—	$—	$—	$28,035
Securities:
Debt available for sale	1,568,752	375,434	369,506	198,147	625,665	—
Debt held to maturity	73,876	—	—	—	73,876	—
Equity securities with readily determinable fair value not held for trading	23,848	—	—	—	—	23,848
Federal Reserve and FHLB stock	72,934	59,790	—	—	—	13,144
Loans portfolio-performing (1)	5,711,412	3,860,655	1,014,656	548,241	287,860	—
Earning Assets	$7,572,146	$4,389,168	$1,384,162	$746,388	$987,401	$65,027
Liabilities
Interest bearing demand deposits	$1,098,323	$1,098,323	$—	$—	$—	$—
Saving and money market	1,475,257	1,475,257	—	—	—	—
Time deposits	2,420,339	1,605,302	547,268	252,178	15,591	—
FHLB advances	1,235,000	815,000	330,000	90,000	—	—
Junior subordinated debentures	92,246	64,178	—	—	28,068	—
Interest bearing liabilities	$6,321,165	$5,058,060	$877,268	$342,178	$43,659	$—
Interest rate sensitivity gap		(668,892)	506,894	404,210	943,742	65,027
Cumulative interest rate sensitivity gap		(668,892)	(161,998)	242,212	1,185,954	1,250,981
Earnings assets to interest bearing liabilities (%)		86.8%	157.8%	218.1%	2,261.6%	N/M
__________________

(1)	“Loan portfolio-performing” excludes $32.9 million of non-performing loans.

N/M	Not meaningful

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements Information
The financial statements information required by this item is contained under the section entitled “Index to Financial Statements” (and the financial statements and related notes referenced therein) included beginning on page F-1 of this Form 10-K.
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

(in thousands, except per share data)	2019				2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total interest income	$75,237	$78,204	$79,226	$80,307	$81,886	$79,625	$75,916	$71,931	$72,206	$71,426	$66,669	$63,019
Total interest expense	23,975	25,604	25,437	24,870	25,102	23,992	21,927	19,298	17,354	16,360	15,228	14,668
Net interest income	51,262	52,600	53,789	55,437	56,784	55,633	53,989	52,633	54,852	55,066	51,441	48,351
(Reversal of) provision for loan losses	(300)	(1,500)	(1,350)	—	(1,375)	1,600	150	—	(12,388)	1,155	3,646	4,097
Net interest income after (reversal of) provision for loan losses	51,562	54,100	55,139	55,437	58,159	54,033	53,839	52,633	67,240	53,911	47,795	44,254
Total noninterest income, excluding securities gains (losses), net	15,268	12,930	13,155	13,152	12,994	12,965	14,970	13,945	15,333	25,932	17,582	14,239
Securities gains (losses), net	703	906	992	4	(1,000)	(15)	16	—	86	(1,842)	177	(22)
Total noninterest expense	51,730	52,737	52,905	51,945	54,648	52,042	52,638	55,645	55,601	52,222	50,665	49,148
Income before income taxes	15,803	15,199	16,381	16,648	15,505	14,941	16,187	10,933	27,058	25,779	14,889	9,323
Income tax expense	(2,328)	(3,268)	(3,524)	(3,577)	(1,075)	(3,390)	(5,764)	(1,504)	(18,240)	(8,437)	(4,499)	(2,816)
Net income	$13,475	$11,931	$12,857	$13,071	$14,430	$11,551	$10,423	$9,429	$8,818	$17,342	$10,390	$6,507
Basic earnings per common share	$0.32	$0.28	$0.30	$0.31	$0.34	$0.27	$0.25	$0.22	$0.21	$0.41	$0.24	$0.15
Diluted earnings per common share	$0.31	$0.28	$0.30	$0.30	$0.34	$0.27	$0.25	$0.22	$0.21	$0.41	$0.24	$0.15
Cash dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$0.94	$—	$—	$—	$—

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting
Management of Amerant Bancorp Inc. ("the Company") is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making the assessment, management used the framework in Internal Control - Integrated Framework 2013 promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based upon that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Item 9B. OTHER INFORMATION
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.
The information required under this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2019 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Delinquent Section 16 (a) Reports,” which information is incorporated by reference herein.
We have adopted a Code of Conduct and Ethics applicable to all officers, directors and employees. In addition, our Code of Conduct and Ethics contains additional provisions that are applicable to our principal executive officer, principal financial officer, and other principal financial and accounting officers. The Code of Conduct and Ethics is available under the “Documents & Charters” link under the “Corporate Governance” dropdown menu in the “Investor Relations” tab on our website at https://www.amerantbank.com. In the event that we amend or waive any of the provisions of the Code of Conduct and Ethics for Senior Officers that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose such amendment or waiver at the same location on our website.

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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report
1) Financial Statements and 2) Financial Statements Schedules:
The financial statements information required by this item is contained under the section entitled “Index to Financial Statements” (and the financial statements and related notes referenced therein) included beginning on page F-1 of this Form 10-K.
3) List of Exhibits
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Mercantil Bank Holding Corporation, adopted February 5, 2018 (incorporated by reference to Exhibit 3.1 to Form S-1/A filed on November 16, 2018, SEC File No. 333-227744)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 7, 2019)
3.3	Amended and Restated Bylaws, as amended, of Mercantil Bank Holding Corporation, adopted on December 21, 2018 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2019)
4.1
Amended and Restated Declaration of Trust, dated and effective as of June 30, 1998, by The Bank of New York (Delaware), The Bank of New York, Commercebank Holding Corporation and the holders, from time to time, of undivided beneficial interests in Commercebank Capital Trust I *

4.2	Indenture, dated as of June 30, 1998, between Commercebank Holding Corporation and The Bank of New York *
4.3	Capital Securities Guarantee Agreement, dated as of June 30, 1998, executed and delivered by Commercebank Holding Corporation and The Bank of New York *
4.4	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.5	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.6	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.7	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.8	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.11	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *

Exhibit Number	Description
4.12	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.13	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.14	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.17	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.18	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.19	Form of Indenture between the Company and the Bank of New York Mellon, as trustee incorporated by reference to Exhibit 4.1 to Form S-3 filed on December 19, 2019, SEC File No. 333-235603
4.20	Description of Registrant’s Securities
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

10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)
10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Stock Settled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)
10.7	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Cash Settled) (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)
10.8
Class B Share Purchase Agreement, dated as of December 27, 2018, by and between Mercantil Bank Holding Corporation and Mercantil Servicios Financieros, C.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2019, SEC File No. 001-38534)

10.9	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, SEC File No. 001-38534)
10.10
Amendment to the Amerant Bank, N.A Executive Deferred Compensation Plan dated December 10, 2018 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2018, filed on April 1, 2019, SEC File No. 001-38534)

10.11
Form of Class A Common Stock Purchase Agreement, dated as of February 25, 2019 by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2019)

10.12	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Millar Wilson (incorporated by reference to Exhibit 10.1 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)

Exhibit Number	Description
10.13	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Peraza (incorporated by reference to Exhibit 10.2 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
10.14	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alfonso Figueredo (incorporated by reference to Exhibit 10.3 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
10.15	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Miguel Palacios (incorporated by reference to Exhibit 10.4 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
10.16	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Capriles (incorporated by reference to Exhibit 10.5 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)
21.1	List of Subsidiaries of Amerant Bancorp Inc.
23.1	Consent of Independent Registered Certified Public Accounting Firm
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Alberto Peraza, Co-President and Chief Financial Officer **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within the XBRL documents)

* The Company hereby agrees pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K to furnish a copy of this instrument to the U.S. Securities and Exchange Commission upon request.
** Furnished hereby.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERANT BANCORP INC.
March 13, 2020	By:	/s/ Millar Wilson
Date	Name:	Millar Wilson
	Title:	Vice-Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Millar Wilson	Vice-Chairman and Chief Executive Officer (principal executive officer)	March 13, 2020
Millar Wilson
/s/ Alberto Peraza	Co-President and Chief Financial Officer (principal financial officer)	March 13, 2020
Alberto Peraza
/s/ Jorge Trabanco	Chief Accounting Officer (principal accounting officer)	March 13, 2020
Jorge Trabanco
/s/ Frederick C. Copeland, Jr.	Chairman	March 13, 2020
Frederick C. Copeland, Jr.
/s/ Miguel A. Capriles L.	Director	March 13, 2020
Miguel A. Capriles L.
/s/ Rosa M. Costantino	Director	March 13, 2020
Rosa M. Costantino
/s/ Pamella J. Dana	Director	March 13, 2020
Pamella J. Dana
/s/ Gustavo Marturet M.	Director	March 13, 2020
Gustavo Marturet M.
/s/ Gerald P. Plush	Director	March 13, 2020
Gerald P. Plush
/s/ John W. Quill	Director	March 13, 2020
John W. Quill
/s/ Jose Antonio Villamil	Director	March 13, 2020
Jose Antonio Villamil
/s/ Guillermo Villar	Director	March 13, 2020
Guillermo Villar
/s/ Gustavo J. Vollmer A.	Director	March 13, 2020
Gustavo J. Vollmer A.

INDEX TO FINANCIAL STATEMENTS.

AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Amerant Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amerant Bancorp Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 13, 2020

We have served as the Company’s auditor since 1987.

PricewaterhouseCoopers LLP, 401 East Las Olas Boulevard, Suite 1800, Ft. Lauderdale, Florida 33301.
T: (305) 375 7400, F: (305) 375 6221, www.pwc.com/us

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	December 31, 2019	December 31, 2018

Assets
Cash and due from banks	$28,035	$25,756
Interest earning deposits with banks	93,289	59,954
Cash and cash equivalents	121,324	85,710
Securities
Debt securities available for sale	1,568,752	1,586,051
Debt securities held to maturity	73,876	85,188
Equity securities with readily determinable fair value not held for trading	23,848	—
Federal Reserve Bank and Federal Home Loan Bank stock	72,934	70,189
Securities	1,739,410	1,741,428
Loans held for investment, gross	5,744,339	5,920,175
Less: Allowance for loan losses	52,223	61,762
Loans held for investment, net	5,692,116	5,858,413
Bank owned life insurance	211,852	206,142
Premises and equipment, net	128,824	123,503
Deferred tax assets, net	5,480	16,310
Goodwill	19,506	19,193
Accrued interest receivable and other assets	66,887	73,648
Total assets	$7,985,399	$8,124,347
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$763,224	$768,822
Interest bearing	1,098,323	1,288,030
Savings and money market	1,475,257	1,588,703
Time	2,420,339	2,387,131
Total deposits	5,757,143	6,032,686
Advances from the Federal Home Loan Bank and other borrowings	1,235,000	1,166,000
Junior subordinated debentures held by trust subsidiaries	92,246	118,110
Accounts payable, accrued liabilities and other liabilities	66,309	60,133
Total liabilities	7,150,698	7,376,929
Commitments and contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,927,576 shares issued and outstanding (2018 - 26,851,832 shares issued and outstanding)	2,893	2,686
Class B common stock, $0.10 par value, 100 million shares authorized; 17,751,053 shares issued; 14,218,596 shares outstanding (2018: 16,330,917 shares outstanding)	1,775	1,775
Additional paid in capital	419,048	385,367
Treasury stock, at cost; 3,532,457 shares of class B common stock (2018: 1,420,136 shares of Class B common stock)	(46,373)	(17,908)
Retained earnings	444,124	393,662
Accumulated other comprehensive income (loss)	13,234	(18,164)
Total stockholders' equity	834,701	747,418
Total liabilities and stockholders' equity	$7,985,399	$8,124,347
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Interest income
Loans	$263,011	$257,611	$223,765
Investment securities	47,210	49,207	47,913
Interest earning deposits with banks	2,753	2,540	1,642
Total interest income	312,974	309,358	273,320

Interest expense
Interest bearing demand deposits	925	657	394
Savings and money market deposits	15,690	12,911	8,856
Time deposits	51,757	42,189	26,787
Advances from the Federal Home Loan Bank	24,325	26,470	18,235
Junior subordinated debentures	7,184	8,086	7,456
Securities sold under agreements to repurchase	5	6	1,882
Total interest expense	99,886	90,319	63,610
Net interest income	213,088	219,039	209,710
(Reversal of) provision for loan losses	(3,150)	375	(3,490)
Net interest income after (reversal of) provision for loan losses	216,238	218,664	213,200

Noninterest income
Deposits and service fees	17,067	17,753	19,560
Brokerage, advisory and fiduciary activities	14,936	16,849	20,626
Change in cash surrender value of bank owned life insurance	5,710	5,824	5,458
Cards and trade finance servicing fees	3,925	4,424	4,589
Data processing and fees for other services	955	2,517	3,593
Securities gains (losses), net	2,605	(999)	(1,601)
(Loss) gain on early extinguishment of advances from the Federal Home Loan Bank, net	(886)	882	—
Other noninterest income	12,798	6,625	19,260
Total noninterest income	57,110	53,875	71,485

Noninterest expense
Salaries and employee benefits	137,380	141,801	131,800
Professional and other services fees	16,123	19,119	16,399
Occupancy and equipment	16,194	16,531	17,381
Telecommunication and data processing	13,063	12,399	9,825
Depreciation and amortization	7,094	8,543	9,040
FDIC assessments and insurance	4,043	6,215	7,624
Other operating expenses	15,420	10,365	15,567
Total noninterest expenses	209,317	214,973	207,636
Income before income tax	64,031	57,566	77,049
Income tax expense	(12,697)	(11,733)	(33,992)
Net income	$51,334	$45,833	$43,057

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on securities available for sale arising during the period	$32,810	$(15,265)	$3,577
Net unrealized holding gains on cash flow hedges arising during the period	287	2,663	152
Reclassification adjustment for net gains (losses) included in net income	(2,571)	571	833
Cumulative effect of change in accounting principle	872	—	—
Other comprehensive income (loss)	31,398	(12,031)	4,562
Comprehensive income	$82,732	$33,802	$47,619

Earnings Per Share (Note 20)
Basic earnings per common share	$1.21	$1.08	$1.01
Diluted earnings per common share	$1.20	$1.08	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2019

	Common Stock				Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding		Issued Shares - Par Value
(in thousands, except share data)	Class A	Class B	Class A	Class B		Treasury Stock
Balance at December 31, 2016	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$343,678	$(10,695)	$704,737
Net income	—	—	—	—	—	—	43,057	—	43,057
Reclassification of tax law impact on AOCI	—	—	—	—	—	—	1,094	(1,094)	—
Other comprehensive income	—	—	—	—	—	—	—	5,656	5,656
Balance at December 31, 2017	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$387,829	$(6,133)	$753,450
Common stock issued	1,377,523	—	138	—	17,770	—	—	—	17,908
Repurchase of Class B common stock	—	(1,420,136)	—	—	—	(17,908)	—	—	(17,908)
Restricted stock issued	736,839	—	74	—	(74)	—	—	—	—
Stock-based compensation expense	—	—	—	—	166	—	—	—	166
Dividends declared	—	—	—	—	—	—	(40,000)	—	(40,000)
Net income	—	—	—	—	—	—	45,833	—	45,833
Other comprehensive loss	—	—	—	—	—	—	—	(12,031)	(12,031)
Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	3,882	—	—	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	16,025	—	2	—	(2)	—	—	—	—
Restricted stock surrendered	(77,028)	—	(8)	—	(1,687)	—	—	—	(1,695)
Stock-based compensation expense	—	—	—	—	6,365	—	—	—	6,365
Net income	—	—	—	—	—	—	51,334	—	51,334
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(872)	872	—
Other comprehensive income	—	—	—	—	—	—	—	30,526	30,526
Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$51,334	$45,833	$43,057
Adjustments to reconcile net income to net cash provided by operating activities
(Reversal of) provision for loan losses	(3,150)	375	(3,490)
Net premium amortization on securities	14,299	16,926	19,357
Depreciation and amortization	7,094	8,543	9,040
Stock-based compensation expense	6,365	166	—
Change in cash surrender value of bank owned life insurance	(5,710)	(5,824)	(5,458)
Net gain on sale of premises and equipment	(2,795)	—	(11,319)
Deferred taxes, securities net gains or losses and others	(2,080)	2,270	14,684
Gain on early extinguishment of advances from the FHLB	886	(882)	—
Net changes in operating assets and liabilities
Loans held for sale	—	—	(5,705)
Accrued interest receivable and other assets	15,426	3,655	(1,257)
Account payable, accrued liabilities and other liabilities	(3,277)	(8,901)	14,373
Net cash provided by operating activities	78,392	62,161	73,282

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(445,892)	(216,237)	(231,675)
Held to maturity	—	—	(90,196)
Federal Home Loan Bank stock	(43,232)	(27,667)	(41,044)
	(489,124)	(243,904)	(362,915)
Maturities, sales and calls of investment securities:
Available for sale	497,709	279,959	655,305
Held to maturity	10,747	4,400	315
Federal Home Loan Bank stock	40,487	27,413	30,600
	548,943	311,772	686,220
Net increase in loans	(98,262)	(33,199)	(393,636)
Proceeds from loan portfolio sales	267,765	173,473	85,767
Purchase of bank owned life insurance	—	—	(30,000)
Purchases of premises and equipment	(14,262)	(10,044)	(8,606)
Proceeds from sales of premises and equipment and others	5,173	911	30,737
Cash paid in business acquisition, net	(14,390)	—	—
Net proceeds from sale of subsidiary	—	7,500	—
Net cash provided by investing activities	205,843	206,509	7,567

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(308,751)	(430,984)	(663,568)
Net increase in time deposits	18,822	140,697	409,175
Net decrease in securities sold under agreements to repurchase	—	—	(50,000)
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	1,800,000	1,278,000	1,771,500
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(1,731,886)	(1,284,118)	(1,529,500)
Redemption of junior subordinated debentures	(25,864)	—	—
Dividend paid	—	(40,000)	—
Proceeds from common stock issued - Class A	29,218	17,908	—
Repurchase of common stock - Class B	(28,465)	(17,908)	—
Common stock retired to cover tax withholding - Class A	(1,695)	—	—
Net cash used in financing activities	(248,621)	(336,405)	(62,393)
Net increase (decrease) in cash and cash equivalents	35,614	(67,735)	18,456

Cash and cash equivalents
Beginning of period	85,710	153,445	134,989
End of period	$121,324	$85,710	$153,445

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017

Supplemental disclosures of cash flow information
Cash paid:
Interest	$99,958	$89,283	$61,590
Income taxes	7,544	18,954	18,881
Noncash investing activities:
Loans transferred to other assets	42	925	319
Loans held for sale exchanged for securities	—	—	4,710

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc., formerly Mercantil Bank Holding Corporation, (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has two principal subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), and Amerant Trust, N.A., a non-depository trust company (“Amerant Trust”). In November 2019, the Bank completed the acquisition of Elant Bank & Trust (the “Cayman Bank”), a bank and trust company domiciled in the Cayman Islands. See Note 14 to our consolidated financial statements for more information about the Cayman Bank.
The Bank has been serving the communities in which it operates for over 40 years. The Bank has 26 Banking Centers, including 18 located in South Florida and 8 in the Greater Houston area, Texas, as well as loan production offices in New York City, New York, and Dallas, Texas. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s main operating subsidiaries Amerant Investments, Inc. and Amerant Trust, N.A.

The Company is managed using a single segment concept, on a consolidated basis, and management determined that no separate current or historical reportable segment disclosures are required under generally accepted accounting principles in the United States of America (“U.S. GAAP”).
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
Spin-off

As of December 31, 2017 the Company was a wholly owned subsidiary of Mercantil Servicios Financieros, C.A, (“the Former Parent”). On March 15, 2018, the Former Parent transferred ownership of 100% of the outstanding Company Class A common stock and Class B common stock, together, (the “Company Shares,”) to a non-discretionary common law, grantor trust formed pursuant to a Distribution Agreement among the Former Parent, the Company and an unaffiliated trustee dated as of March 12, 2018, and governed by the laws of the State of Florida (the “Distribution Trust”). The Company and the Former Parent are parties to an Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018 that provided for the spin-off (the “Spin-off”) of the Company from the Former Parent.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Distribution Trust was established by the Former Parent and the Company pursuant to a Distribution Trust Agreement, as amended, with a Texas trust company, unaffiliated with the Former Parent, as trustee. The Distribution Trust held 80.1% of the Company Shares (the “Distributed Shares”) for the benefit of the Former Parent’s Class A and Class B common shareholders of record (“Record Holders”) on April 2, 2018 (“Record Date”). The remaining 19.9% of the Company Shares were held in the Distribution Trust for the benefit of the Former Parent (the “Retained Shares”).
The Distributed Shares were distributed to the Former Parent shareholders on August 10, 2018 (the “Distribution”). As a result of the Distribution, the Company became a separate company and its common stock was listed on the Nasdaq Global Select Market on August 13, 2018. The Distribution Trust held the Retained Shares pending their disposition by the Former Parent.
Initial Public Offering
On December 21, 2018, the Company completed an initial public offering (the “IPO”). See Note 15 to our consolidated financial statements for more information about the IPO.
At December 31, 2018, the Former Parent beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System determined that the Former Parent no longer controlled the Company for purposes of the Bank Holding Company Act of 1956.
In December 2018 in connection with the IPO, the Company repurchased approximately 1.4 million shares of Class B common stock from the Former Parent. In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of Class B common stock held by the Former Parent. See Note 15 to our consolidated financial statements for more information about the private placements and the repurchase of Retained Shares previously held by the Former Parent.

b) Basis of Presentation and Summary of Significant Accounting Policies
The following is a description of the significant accounting policies and practices followed by the Company in the preparation of the accompanying consolidated financial statements. These policies conform with generally accepted accounting principles in the United States (U.S. GAAP).
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Deposits and services fees include service charges on deposit accounts, fees for banking services provided to customers including wire transfers, overdrafts and non-sufficient funds. Revenue from these sources is generally recognized in accordance with published deposit account agreements for customer accounts or when fixed and determinable per contractual agreements.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Stock-based Compensation
The Company may grant share-based compensation and other related awards to its non-employee directors, officers, employees and certain consultants. Compensation cost is measured based on the estimated fair value of the award at the grant date and recognized in earnings as an increase in additional paid in capital on a straight -line basis over the requisite service period or vesting period. The fair value of the unvested shares of restricted stock is based on the market price of the Company’s Class A common stock at the date of the grant.
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
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. At December 31, 2019 and 2018, these reserve balances amounted to approximately $1.0 thousand and $0.2 million, respectively. The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the Federal Deposit Insurance Corporation, or FDIC.
Securities
The Company classifies its investments in securities as debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Equity securities were classified as available for sale at December 31, 2018 in accordance with U.S. GAAP. Securities classified as debt securities held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2019 and 2018 securities receivables amounted to $2.2 million and $3.5 million, respectively.
The Company considers an investment in debt securities to be impaired when a decline in fair value below the amortized cost basis is other-than-temporary. When an investment in debt securities is considered to be other-than-temporarily impaired, the cost basis of the individual debt security is written down through earnings by an amount that corresponds to the credit component of the other-than-temporary impairment. The amount of the other-than-temporary impairment that corresponds to the noncredit component of the other-than-temporary impairment is recorded in AOCI and is associated with debt securities which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell the debt securities prior to the recovery of its fair value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Company estimates the credit component of other-than-temporary impairment using a discounted cash flow model. The Company estimates the expected cash flows of the underlying collateral using third party vendor models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment rates (based on historical performance and stress test scenarios). Assumptions used can vary widely from debt security to debt security and are influenced by such factors as current debt service coverage ratio, historical prepayment rates, expected prepayment rates, and loans’ current interest rates. The Company then uses, as it deems appropriate, a third party vendor to determine how the underlying collateral cash flows will be distributed to each debt security. The present value of an impaired debt security results from estimating its future cash flows, discounted at the debt security’s effective interest rate. The Company expects to recover the remaining noncredit related unrealized losses included as a component of AOCI or AOCL.
Loans Held for Sale
Loans are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified for sale and a formal plan exists to sell them.
Loans
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the amount of unpaid principal, reduced by unamortized net deferred loan fees and origination costs and an allowance for loan losses. Unamortized net deferred loan fees and origination costs amounted to $7.7 million and $7.1 million at December 31, 2019 and 2018, respectively.
A loan is placed in nonaccrual status when management believes that collection in full of the principal amount of the loan or related interest is in doubt. Management considers that collectability is in doubt when any of the following factors are present, among others: (1) there is a reasonable probability of inability to collect principal, interest or both, on a loan for which payments are current or delinquent for less than ninety days; or (2) when a required payment of principal, interest or both, is delinquent for ninety days or longer, unless the loan is considered well secured and in the process of collection in accordance with regulatory guidelines. Once a loan to a single borrower has been placed in nonaccrual status, management reviews all loans to the same borrower to determine their appropriate accrual status. When a loan is placed in nonaccrual status, accrual of interest and amortization of net deferred loan fees or costs are discontinued, and any accrued interest receivable is reversed against interest income.
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
A loan in nonaccrual status is returned to accrual status when none of the conditions noted when first placed in nonaccrual status are currently present, none of its principal and interest is past due, and management believes there are reasonable prospects of the loan performing in accordance with its terms. For this purpose, management generally considers there are reasonable prospects of performance in accordance with the loan terms when at least six months of principal and interest payments or principal curtailments have been received, and current financial information of the borrower demonstrates that the borrower has the capacity to continue to perform into the near future.
The total outstanding principal amount of a loan is reported as past due thirty days following the date of a missed scheduled payment, based on the contractual terms of the loan.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Loans which have been modified because the borrowers were experiencing financial difficulty and the Company, for economic or legal reasons related to the debtors’ financial difficulties, granted a concession to the debtors that it would not have otherwise considered, are accounted for as troubled debt restructurings (“TDR”).
Allowance for Loan Losses
The allowance for loan losses (“ALL”) represents an estimate of the current amount of principal that is probable the Company will be unable to collect given facts and circumstances as of the evaluation date, and includes amounts arising from loans individually and collectively evaluated for impairment. These estimated amounts are recorded through a provision for loan losses charged against income. Management periodically evaluates the adequacy of the ALL to maintain it at a level believed reasonable to provide for recognized and unrecognized but inherent losses in the loan portfolio. The Company uses the same methods used to determine the ALL to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments and contingent obligations on letters of credit. These reserves for off-balance sheet credit risks are presented in the liabilities section in the consolidated balance sheets.
The Company develops and documents its methodology to determine the ALL at the portfolio segment level. The Company determines its loan portfolio segments based on the type of loans it carries and their associated risk characteristics. The Company’s loan portfolio segments are: Real Estate, Commercial, Financial Institutions, Consumer and Other. Loans in these portfolio segments have distinguishing borrower needs and differing risks associated with each product type.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
When a loan is considered impaired, the potential impairment is measured as the excess of the carrying value of the loan over the present value of expected future cash flows at the measurement date, or the fair value of the collateral in the case where the loan is considered collateral-dependent. If the amount of the present value of the loan’s expected future cash flows exceeds the loan’s carrying amount, the loan is still considered impaired but no impairment is recorded. The present value of an impaired loan results from estimating its future cash flows, discounted at the loan’s effective interest rate. In the case of loans considered collateral-dependent, which are generally certain real estate loans for which repayment is expected to be provided solely by the operation or sale of the underlying collateral, the potential impairment is measured based on the fair value of the asset pledged as collateral. The ALL on loans considered TDR is generally determined by discounting the restructured cash flows by the original effective interest rate on the loan.
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
Loans in the Real Estate, Commercial and Financial Institutions portfolio segments are charged off against the ALL when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Consumer and other retail loans are charged off against the ALL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) when closed-end retail loans become past due 120 days or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.
Recoveries on loans represent collections received on amounts that were previously charged off against the allowance for loan losses. Recoveries are credited to the allowance for loan losses when received, to the extent of the amount previously charged off against the ALL on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Goodwill
Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank in 2019. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed (“Step 2”). In Step 2, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of goodwill allocated to that reporting unit. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value at the measurement date. At December 31, 2019 and 2018, goodwill was considered not impaired and, therefore, no impairment charges were recorded.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction.
Derivative Instruments
Derivative instruments are recognized on the consolidated balance sheet as other assets or other liabilities, at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. For derivative instruments that have not been designated and qualified as hedging relationships, the change in their fair value is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is initially recognized as a component of AOCI or AOCL, and subsequently reclassified into earnings in the same period during which the hedged transactions affect earnings. The ineffective portion of the gain or loss, if any, is recognized immediately in earnings. The Company has designated certain derivatives as cash flow hedges. Management periodically evaluates the effectiveness of these hedges in offsetting the fluctuations in cash flows due to changes in benchmark interest rates.
The Company also enters into interest rate swaps to provide commercial loan clients the ability to swap from a variable interest rate to a fixed rate. The Company enters into a floating-rate loan with a customer with a separately issued swap agreement allowing the customer to convert floating payments of the loan into a fixed interest rate. To mitigate risk, the Company will generally enter into a matching agreement with a third party to offset the exposure on the customer agreement. These swaps are not considered to be qualified hedging relationships and therefore, all unrealized gain or loss is recorded in other non-interest income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

c) Recently Issued Accounting Pronouncements
Emerging Growth Company
Section 107 of the JOBS Act provides that, as an “emerging growth company”, or EGC, the Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In 2019, the Federal bank regulators recognized or permitted public companies that are EGCs to delay the adoption of accounting pronouncements until those standards would otherwise apply to private companies.
The Company intends to take advantage of the benefits of this extended transition period, for as long as it is available and it is consistent with bank regulatory requirements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Issued and Adopted
Recognition and Measurement of Financial Instruments
In January 2016, the Financial Accounting Standards Board (“FASB”) issued changes to the guidance on the recognition and measurement of financial instruments. The changes include, among others, the removal of the available-for-sale category for equity securities and updates to certain disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for private companies, and for fiscal periods beginning December 15, 2017, and interim periods within those fiscal years, for public companies, with limited early adoption permitted. The Company adopted this new guidance on January 1, 2019. As a result of the adoption, all equity securities with readily available fair value were reclassified as equity securities with readily determinable fair values not held for trading on the Consolidated Statement of Financial Conditions, and are recorded at fair value with changes in fair value recorded through the income statement, resulting in a net gain of $0.7 million. Additionally, $0.9 million of unrealized losses, net of taxes, was reclassified from AOCI to retained earnings beginning on January 1, 2019.
Revenue from Contracts with Customers
In May 2014, the FASB issued a common revenue standard for recognizing revenue from contracts with customers. This new standard establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended effective date is annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019, for private companies, and for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, for public companies. Early adoption is permitted. The Company adopted on January 1, 2019 using the modified retrospective approach. The majority of the Company’s revenues are generated from activities outside the scope of the new standard. Furthermore, the Company concluded there is no change to the timing and pattern of revenue recognition for its revenue streams within the scope of this new guidance. Therefore, the adoption had no impact on the Company’s consolidated financial position, results of operations, or cash flows.
Statement of Cash Flows Classification of Certain Receipts and Payments
In August 2016 , the FASB issued specific guidance for the classification of a number of cash receipts and payments, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims and proceeds from the settlement of BOLI. The new guidance is effective for years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for private companies, and for years beginning after December 15, 2017 and interim periods within those fiscal years for public companies. Early adoption is permitted. The Company adopted this guidance in 2019 which did not have a material impact on the presentation of cash receipts and payments in its consolidated statement of cash flows for the year ending December 31, 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Issued and Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued amendments to guidance applicable to contracts, hedging relationships, and other transactions affected by that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also allows entities to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.  These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the implications of these amendments to its current efforts for reference rate reform implementation.
New Guidance on Leases
In December 2018, the FASB issued amendments to pending new guidance issued in February 2016 for the recognition and measurement of all leases which has not yet been adopted by the Company. These amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs and, (iii) recognition of variable payments for contracts with lease and non-lease components. The new guidance on leases issued in February 2016 requires lessees to recognize a right-of-use asset and a lease liability for most leases within the scope of the guidance. There were no significant changes to the guidance for lessors. These amendments, and the related pending new guidance, can be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented, and provides for certain practical expedients.

In November 2019, the FASB again amended the effective date of the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for private companies. The new guidance on leases is now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is still permitted. The new guidance became effective for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years, for public companies.

The Company has completed the process of gathering a complete inventory of its lease contracts, migrating identified lease data onto a new system, and is in the final stages of testing and evaluation of results. Based on these results, we currently expect to recognize an asset and a corresponding lease liability for an amount to be less than 1% of the Company’s total consolidated assets at adoption. The Company plans to adopt the new guidance in its consolidated financial statements for the year ending December 31, 2021.

New Guidance on Accounting for Credit Losses on Financial Instruments
In June 2016, the FASB issued the new guidance on accounting for current expected credit losses on financial instruments (“CECL.”) The new guidance introduces an approach based on expected losses to estimate credit losses on various financial instruments, including loans. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

In November 2018, the FASB issued amendments to pending new guidance on CECL to, among other things, align the implementation date for private companies’ annual financial statements with the implementation date for their interim financial statements. Prior to the issuance of these amendments, the guidance on accounting for CECL was effective for private companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. These amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, for private companies.
In November 2019, the FASB amended the effective date of the new guidance on CECL. Previously, the amendments and related new guidance on CECL was effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal to those years, for private companies. The new guidance on CECL is now effective for fiscal years beginning after December 15, 2022 and interim periods within those years. Early adoption is still permitted. The new guidance on CECL is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, for public companies.
The Company is currently assessing the impact that these changes will have on its consolidated financial statements, when adopted. The Company currently plans to adopt the new guidance on CECL in its consolidated financial statements for the year ending December 31, 2023.
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
The Company currently believes adoption of these amendments will not have a material impact to its consolidated financial statements when adopted for the year ending December 31, 2020 or the interim periods within that year. The Company is currently assessing the impact this new guidance may have on the Company’s footnote disclosures to its consolidated financial statements when adopted.
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
The Company currently believes adoption of these amendments will not have a material impact to its consolidated financial statements when adopted for the year ending December 31, 2020.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

2. Interest Earning Deposits with Banks
At December 31, 2019 and 2018 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $93 million and $60 million, respectively. At December 31, 2019 and 2018 the average interest rate on these deposits was approximately 2.19% and 1.88%, respectively. These deposits mature within one year.

3.	Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$927,205	$9,702	$(3,795)	$933,112
Corporate debt securities	247,836	5,002	(2)	252,836
U.S. government agency debt securities	230,384	895	(2,882)	228,397
U.S. treasury securities	106,112	1	(1,877)	104,236
Municipal bonds	47,652	2,519	—	50,171
	$1,559,189	$18,119	$(8,556)	$1,568,752

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$840,760	$2,197	$(22,178)	$820,779
Corporate debt securities	357,602	139	(5,186)	352,555
U.S. government agency debt securities	221,682	187	(4,884)	216,985
Municipal bonds	162,438	390	(2,616)	160,212
Mutual funds	24,266	—	(1,156)	23,110
Commercial paper	12,448	—	(38)	12,410
	$1,619,196	$2,913	$(36,058)	$1,586,051
The Company had no investments in foreign sovereign debt securities at December 31, 2019 and 2018. The Company had investments in foreign corporate debt securities of $5.2 million and $36.2 million at December 31, 2019 and 2018, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$239,446	$(1,740)	$180,274	$(2,055)	$419,720	$(3,795)
Corporate debt securities	8,359	(1)	300	(1)	8,659	(2)
U.S. government agency debt securities	41,300	(251)	117,040	(2,631)	158,340	(2,882)
U.S. treasury securities	97,471	(1,877)	—	—	97,471	(1,877)
	$386,576	$(3,869)	$297,614	$(4,687)	$684,190	$(8,556)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$90,980	$(2,995)	$608,486	$(19,183)	$699,466	$(22,178)
Corporate debt securities	243,667	(3,800)	75,762	(1,386)	319,429	(5,186)
U.S. government agency debt securities	63,580	(939)	133,886	(3,945)	197,466	(4,884)
Municipal bonds	1,449	(6)	94,331	(2,610)	95,780	(2,616)
Mutual funds	—	—	22,865	(1,156)	22,865	(1,156)
Commercial paper	12,410	(38)	—	—	12,410	(38)
	$412,086	$(7,778)	$935,330	$(28,280)	$1,347,416	$(36,058)
At December 31, 2019 and 2018, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Unrealized losses on municipal and corporate debt securities are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company considers these securities are not other-than-temporarily impaired because the issuers of these debt securities are high quality and present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Amortized cost and approximate fair values of debt securities held to maturity, are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$71,169	$809	$(135)	$71,843
U.S. government agency debt securities	2,707	45	—	2,752
	$73,876	$854	$(135)	$74,595

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
Securities Held to Maturity -
U.S. government sponsored enterprise debt securities	$82,326	$—	$(3,889)	$78,437
U.S. government agency debt securities	2,862	—	(49)	2,813
	$85,188	$—	$(3,938)	$81,250
Contractual maturities of debt securities at December 31, 2019 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$47,366	$47,464	$—	$—
After 1 year through 5 years	177,696	179,863	—	—
After 5 years through 10 years	233,420	239,294	—	—
After 10 years	1,100,707	1,102,131	73,876	74,595
	$1,559,189	$1,568,752	$73,876	$74,595
Actual maturities of debt securities available for sale and held to maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Proceeds from sales and calls of debt securities available for sale in 2019 and 2018 were approximately $274 million and $67 million, respectively, with gross realized gains of $2.5 million and gross realized losses of $0.6 million in 2019 (gross realized gains of $0.5 million and gross realized losses of $1.4 million in 2018). The remaining gain on securities shown in the consolidated statements on income was due to market valuation changes on marketable equity securities.
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $23.8 million. These equity securities have no stated maturities. As of December 31, 2019, as a result of the adoption of new accounting standards on financial instruments, the Company reclassified these equity securities out of the available for sale category, as previously presented, in 2018, into equity securities with readily available fair value not held for trading. A net gain of $0.7 million was recognized for the change in the fair value of these equity securities for the year ended December 31, 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

4.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	December 31, 2019	December 31, 2018
Real estate loans
Commercial real estate
Nonowner occupied	$1,891,802	$1,809,356
Multi-family residential	801,626	909,439
Land development and construction loans	278,688	326,644
	2,972,116	3,045,439
Single-family residential	539,102	533,481
Owner occupied	894,060	777,022
	4,405,278	4,355,942
Commercial loans	1,234,043	1,380,428
Loans to financial institutions and acceptances	16,552	68,965
Consumer loans and overdrafts	88,466	114,840
	$5,744,339	$5,920,175
At December 31, 2019 and 2018, loans with an outstanding principal balance of $1,575 million and $1,680 million, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts in the table above include loans under syndication facilities for approximately $562 million and $807 million at December 31, 2019 and 2018, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies.
While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida and the greater Houston and New York City areas, especially the five New York City boroughs. Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table summarizes international loans by country, net of loans fully collateralized with cash of approximately $15.2 million and $19.5 million at December 31, 2019 and 2018, respectively.

	December 31, 2019			December 31, 2018
(in thousands)	Venezuela	Others (1)	Total	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$103,979	$7,692	$111,671	$128,971	$6,467	$135,438
Commercial loans	—	43,850	43,850	—	73,636	73,636
Loans to financial institutions and acceptances	—	5	5	—	49,000	49,000
Consumer loans and overdrafts (3)(4)	8,318	7,593	15,911	28,191	13,494	41,685
	$112,297	$59,140	$171,437	$157,162	$142,597	$299,759
__________________

(1)	Loans to borrowers in 14 other countries which do not individually exceed 1% of total assets (17 countries in 2018).

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
Mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company is phasing out its legacy credit card products to further strengthen its credit quality. In April 2019, the Company stopped charge privileges to its riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they were required to repay all balances by first quarter of 2020. The Company is closely monitoring the performance of the outstanding credit card balances until complete repayment.

(4)	Overdrafts to customers outside the United States were de minimis.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of December 31, 2019 and 2018 are summarized in the following tables:

	December 31, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,891,802	$1,891,801	$1	$—	$—	$1	$1,936	$—
Multi-family residential	801,626	801,626	—	—	—	—	—	—
Land development and construction loans	278,688	278,688	—	—	—	—	—	—
	2,972,116	2,972,115	1	—	—	1	1,936	—
Single-family residential	539,102	530,399	4,585	1,248	2,870	8,703	7,291	—
Owner occupied	894,060	888,158	1,360	1,724	2,818	5,902	14,130	—
	4,405,278	4,390,672	5,946	2,972	5,688	14,606	23,357	—
Commercial loans	1,234,043	1,226,320	4,418	608	2,697	7,723	9,149	—
Loans to financial institutions and acceptances	16,552	16,552	—	—	—	—	—	—
Consumer loans and overdrafts	88,466	88,030	215	176	45	436	416	5
	$5,744,339	$5,721,574	$10,579	$3,756	$8,430	$22,765	$32,922	$5

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

5.	Allowance for Loan Losses
The analyses by loan segment of the changes in the ALL for the three years ended December 31, 2019 and its allocation by impairment methodology and the related investment in loans, net as of December 31, 2019, 2018 and 2017 are summarized in the following tables:

	December 31, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$22,778	$30,018	$445	$8,521	$61,762
Provision for (reversal of) loan losses	2,072	(6,165)	(403)	1,346	(3,150)
Loans charged-off
Domestic	—	(3,020)	—	(724)	(3,744)
International	—	(62)	—	(5,033)	(5,095)
Recoveries	190	1,711	—	549	2,450
Balances at end of the year	$25,040	$22,482	$42	$4,659	$52,223

Allowance for loan losses by impairment methodology
Individually evaluated	$1,161	$1,789	$—	$1,324	$4,274
Collectively evaluated	23,879	20,693	42	3,335	47,949
	$25,040	$22,482	$42	$4,659	$52,223
Investment in loans, net of unearned income
Individually evaluated	$1,936	$22,790	$—	$5,585	$30,311
Collectively evaluated	2,968,589	2,206,566	16,552	522,321	5,714,028
	$2,970,525	$2,229,356	$16,552	$527,906	$5,744,339

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
The following is a summary of the recorded investment amount of loan sales by portfolio segment in the three years ended December 31, 2019, 2018 and 2017:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2019	$23,475	$236,373	$—	$7,917	$267,765
2018	$20,248	$138,244	$—	$14,981	$173,473
2017	$15,040	$35,260	$40,177	$—	$90,477

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following is a summary of impaired loans as of December 31, 2019 and 2018:

	December 31, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$1,936	$—	$1,936	$1,459	$1,936	$1,161	$37
Multi-family residential	—	—	—	342	—	—	10
Land development and construction loans	—	—	—	—	—	—	—
	1,936	—	1,936	1,801	1,936	1,161	47
Single-family residential	4,739	729	5,468	5,564	5,598	946	21
Owner-occupied	6,169	7,906	14,075	9,548	13,974	501	48
	12,844	8,635	21,479	16,913	21,508	2,608	116
Commercial loans	8,415	13	8,428	8,552	8,476	1,288	58
Consumer loans and overdrafts	395	9	404	153	402	378	—
	$21,654	$8,657	$30,311	$25,618	$30,386	$4,274	$174

	December 31, 2018
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$7,935	$—	$—	$—
Multi-family residential	—	717	717	724	722	—	32
Land development and construction loans	—	—	—	—	—	—	—
	—	717	717	8,659	722	—	32
Single-family residential	3,086	306	3,392	4,046	3,427	1,235	108
Owner occupied	169	4,427	4,596	5,524	4,601	75	14
	3,255	5,450	8,705	18,229	8,750	1,310	154
Commercial loans	4,585	148	4,733	7,464	6,009	1,059	952
Consumer loans and overdrafts	9	11	20	15	17	4	—
	$7,849	$5,609	$13,458	$25,708	$14,776	$2,373	$1,106

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Troubled Debt Restructurings
The following table shows information about loans that were modified and met the definition of TDR during the three years ended December 31, 2019:

	2019		2018		2017
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate “CRE”
Nonowner occupied (1)	1	$1,936	1	$—	—	$—
Single-family residential	1	172	—	—	2	—
Owner occupied	2	4,797	1	1,831	1	—
	4	6,905	2	1,831	3	—
Commercial loans	1	2,669	2	622	1	1,473
Consumer loans and overdrafts	1	357	1	10	—	—
Total (2) (3) (4)	6	$9,931	5	$2,463	4	$1,473
_________________

(1)
In the fourth quarter of 2018, the Company sold one non-performing loan in the Houston area with a carrying value of $10.2 million, and charged off $5.8 million against the allowance for loan losses. This loan had been modified and met the definition of a TDR during the second quarter of 2018.

(2)
There were no charge-offs against the allowance for loan losses as a result of these TDRs during 2019. During 2018 and 2017, the Company charged off a total of approximately $6.9 million and $6.0 million, respectively, against the allowance for loan losses as a result of these TDR loans.

(3)
At December 31, 2018 and 2017, all TDR loans were primarily real estate and commercial loans under modified terms, including interest payment deferments and others, that did not substantially impact the allowance for loan losses since the recorded investment in these impaired loans corresponded to their realizable value, which approximated their fair values, or higher, prior to their designation as TDR.

(4)
Includes a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.8 million as of December 31, 2019. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. Four residential loans, totaling $2.2 million, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with these loans, which total $2.4 million at December 31, 2019, are adequate to cover probable losses given current facts and circumstances. In the fourth quarter of 2019, this $9.8 million TDR loan relationship did not perform in accordance with the restructured terms. The Company will continue to closely monitor the performance of these loans under their modified terms.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

TDR loans that subsequently defaulted within the 12 months of restructuring during the three years ended December 31, 2019 were as follows:

	2019		2018		2017
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Nonowner occupied	1	$1,936	—	$—	—	$—
Single-family residential	—	—	—	—	—	$—
Owner-occupied	2	4,797	1	1,831	1	618
	3	6,733	1	1,831	1	618
Commercial loans	1	2,669	1	589	—	—
Consumer loans and overdrafts	1	357	1	10	—	—
	5	$9,759	3	$2,430	1	$618

Credit Risk Quality
The sufficiency of the ALL is reviewed monthly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ALL as part of its review of the Company’s consolidated financial statements. As of December 31, 2019 and 2018, the Company believes the ALL to be sufficient to absorb losses in the loans portfolio in accordance with U.S. GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Nonclassified
This category includes loans considered as Pass (5-10) and Special Mention (4). A loan classified as Pass is considered of sufficient quality to preclude a lower adverse rating. These loans are generally well protected by the current net worth and paying capacity of the borrower or by the value of any collateral received. Special Mention loans are defined as having potential weaknesses that deserve management’s close attention which, if left uncorrected, could potentially result in further credit deterioration. Special Mention loans may include loans originated with certain credit weaknesses or that developed those weaknesses since their origination.
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
Loss
Loans classified as loss are considered uncollectible and of such little value that the continuance as bankable assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but not to the point where a write-off should be deferred even though partial recoveries may occur in the future. This classification is based upon current facts, not probabilities. As a result, loans in this category should be promptly charged off in the period in which they are determined to be uncollectible.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Loans by Credit Quality Indicators
Loans by credit quality indicators as of December 31, 2019 and 2018 are summarized in the following tables:

	December 31, 2019
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,879,780	$9,324	$762	$1,936	$—	$1,891,802
Multi-family residential	801,626	—	—	—	—	801,626
Land development and construction loans	268,733	9,955	—	—	—	278,688
	2,950,139	19,279	762	1,936	—	2,972,116
Single-family residential	531,811	—	7,291	—	—	539,102
Owner occupied	871,682	8,138	14,240	—	—	894,060
	4,353,632	27,417	22,293	1,936	—	4,405,278
Commercial loans	1,217,399	5,569	8,406	2,669	—	1,234,043
Loans to financial institutions and acceptances	16,552	—	—	—	—	16,552
Consumer loans and overdrafts	88,042	—	67	357	—	88,466
	$5,675,625	$32,986	$30,766	$4,962	$—	$5,744,339

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2019		2018		2017
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$526,497	97.67%	$518,106	97.12%	$499,307	97.38%
30-59 Days Past Due	4,332	0.80%	7,634	1.43%	6,025	1.17%
60-89 Days Past Due	982	0.18%	633	0.12%	2,193	0.43%
90+ Days Past Due	—	—%	419	0.08%	225	0.04%
	5,314	0.98%	8,686	1.63%	8,443	1.64%
Total Accrual Loans	$531,811	98.65%	$526,792	98.75%	$507,750	99.02%
Non-Accrual Loans
Current	$3,902	0.72%	$1,624	0.30%	$2,086	0.41%
30-59 Days Past Due	253	0.05%	276	0.05%	584	0.11%
60-89 Days Past Due	266	0.05%	1,703	0.32%	557	0.11%
90+ Days Past Due	2,870	0.53%	3,086	0.58%	1,777	0.35%
	3,389	0.63%	5,065	0.95%	2,918	0.57%
Total Non-Accrual Loans	7,291	1.35%	6,689	1.25%	5,004	0.98%
	$539,102	100.00%	$533,481	100.00%	$512,754	100.00%
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2019		2018		2017
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$87,656	99.08%	$113,211	98.58%	$130,830	99.91%
30-59 Days Past Due	215	0.24%	466	0.41%	48	0.04%
60-89 Days Past Due	174	0.20%	243	0.21%	18	0.01%
90+ Days Past Due	5	0.01%	885	0.77%	—	—%
	394	0.45%	1,594	1.39%	66	0.05%
Total Accrual Loans	$88,050	99.53%	$114,805	99.97%	$130,896	99.96%
Non-Accrual Loans
Current	$374	0.42%	$16	0.01%	$16	0.01%
30-59 Days Past Due	—	—%	8	0.01%	9	0.01%
60-89 Days Past Due	2	—%	—	—%	11	0.01%
90+ Days Past Due	40	0.05%	11	0.01%	19	0.01%
	42	0.05%	19	0.02%	39	0.03%
Total Non-Accrual Loans	416	0.47%	35	0.03%	55	0.04%
	$88,466	100.00%	$114,840	100.00%	$130,951	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2019	2018	(in years)
Land	$19,713	$18,307	NA
Buildings and improvements	99,457	100,152	10–30
Furniture and equipment	23,718	21,579	3–10
Computer equipment and software	25,897	31,225	3
Leasehold improvements	22,740	19,301	5–10
Work in progress	9,523	5,170	NA
	$201,048	$195,734
Less: Accumulated depreciation and amortization	(72,224)	(72,231)
	$128,824	$123,503
In 2019, the Company sold vacant land adjacent to its Beacon operations center (the “vacant land”) with a carrying value of approximately $0.5 million, and realized a gain of approximately $2.8 million. Prior to 2019, the vacant land had been included as part of “Buildings and improvements” in the table above. In 2017, the Company sold one property in New York City (the “New York Building”) and a Florida banking center building with a total carrying value of approximately $19.1 million, and realized an aggregate gain of approximately $11.3 million. There were no significant sales of properties in 2018.
In 2018, the Company sold all of its interest in an operating subsidiary, which held an aircraft leased to the Former Parent under an operating lease.
Depreciation and amortization expense was approximately $7.1 million, $8.5 million and $9.0 million in the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, 2018 and 2017 fully-depreciated equipment with an original cost of approximately $6.9 million, $0.8 million and $1.4 million, respectively, were written-off and charged against their respective accumulated depreciation. Depreciation expense in 2019 includes a reduction of approximately $0.7 million as a result of the correction of an error in the accounting for land in the Company’s Beacon operations center and the vacant land.

7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion at December 31, 2019 and 2018. Time deposits in denominations of more than $250,000 amounted to approximately $733 million and $687 million at December 31, 2019 and 2018, respectively. The average interest rate paid on time deposits was approximately 2.72% in 2019 and 2.51% in 2018. As of December 31, 2019 and 2018 brokered time deposits amounted to $662 million and $642 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

At December 31, 2019 and 2018 the maturity of time deposits were as follows:

(in thousands, except percentages)	2019		2018
Year of Maturity	Amount	%	Amount	%
2019	$—	—%	$1,438,565	60.3%
2020	1,568,699	64.8%	361,255	15.1%
2021	294,463	12.2%	168,850	7.1%
2022	233,227	9.6%	135,265	5.7%
2023	253,382	10.5%	261,642	11.0%
2024 and thereafter	70,568	2.9%	21,554	0.8%
Total	$2,420,339	100.0%	$2,387,131	100.0%

8.	Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2019 and 2018, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2019	2018
			(in thousands)
2019	1.80% to 3.86%	Fixed	$—	$160,000
2019	2.40% to 2.82%	Variable	—	280,000
2020	1.50% to 2.74%	Fixed	135,000	306,000
2020	1.84% to 2.03%	Variable	150,000	—
2021	1.75% to 3.08%	Fixed	210,000	210,000
2022	2.48% to 2.80%	Fixed	120,000	120,000
2023 and after (1)	0.71% to 3.23%	Fixed	620,000	90,000
			$1,235,000	$1,166,000
__________________

(1)
As of December 31, 2019, includes $530 million (interest rate - from 0.71% to 0.97%) in advances from the FHLB that are callable prior to maturity. There were no callable advances from the FHLB as of December 31, 2018.

At December 31, 2019 and 2018, the Company held stock of the FHLB for approximately $60 million and $57 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2019 and 2018 the Company was in compliance with this requirement.
There were no other borrowings at December 31, 2019 and 2018.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

9.	Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2019 and 2018, the Company owns all of the common capital securities issued by 6 and 8 statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company. The debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The junior subordinated debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the Trust Subsidiaries as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$26,830	$28,068	$26,830	$28,068	1998	8.90%	2028
Commercebank Statutory Trust II	—	—	15,000	15,464	2000	10.60%	2030
Commercebank Capital Trust III	—	—	10,000	10,400	2001	10.18%	2031
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$89,080	$92,246	$114,080	$118,110
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2019 and 2018, no payments of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
On July 31, 2019 and September 7, 2019, the Company redeemed all $10.0 million of its outstanding  10.18% trust preferred securities issued by its Commercebank Capital Trust III (“Capital Trust III”) and all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Commercebank Statutory Trust II (“Statutory Trust II”), respectively. The Capital Trust III and the Statutory Trust II securities were redeemed at the contractual call price of 101.018% and 100.530%, respectively. The Company simultaneously redeemed all $10.4 million and $15.5 million junior subordinated debentures held by its Capital Trust III and Statutory Trust II, respectively, as part of these redemption transactions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Commercebank Capital Trust I (“Capital Trust I”) at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction.
The redemptions that took place in 2019 together reduced total cash and cash equivalents by $23.8 million, financial liabilities by $25.9 million and other assets by $2.4 million. In addition, 2019 results included a total charge of $0.3 million for the contractual premiums paid to security holders from these redemptions. The redemption of these legacy Tier 1 capital instruments reduced the Company’s Tier 1 equity capital by a net of $23.5 million.

10.	Derivative Instruments
From time to time, the Company enters into derivative financial instruments as part of its interest rate management activities and to facilitate customer transactions. Those instruments may or not be designated and qualify as part of a hedging relationship. The customer derivatives we use for the Company’s account are generally matched against derivatives from third parties, but are not designated as hedging instruments.
At December 31, 2019 and 2018 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$301	$—	$9,386	$283
Interest rate swaps not designated as hedging instruments:
Customers	11,236	527	1,420	—
Third party broker	527	11,236	—	1,420
	11,763	11,763	1,420	1,420
Interest rate caps not designated as hedging instruments:
Customers	—	46	—	685
Third party broker	33	—	685	—
	33	46	685	685
	$12,097	$11,809	$11,491	$2,388
Derivatives Designated as Hedging Instruments
The Company enters into interest rate swap contracts which the Company designates and qualify as cash flow hedges. These interest rate swaps are designed as cash flow hedges to manage the exposure that arises from differences in the amount of the Company’s known or expected cash receipts and the known or expected cash payments on designated debt instruments. These interest rate swap contracts involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contracts without exchange of the underlying notional amount.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

At December 31, 2019, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million that were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2019 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures.
At December 31, 2018, the Company had 16 interest rate swap contracts with total notional amounts of $280 million that were designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. At December 31, 2018, these advances had a carrying amount of $280 million and maturities of less than one year. The interest rate swaps had maturities raging from one to eight years. These hedge’s relationships were expected to be highly effective in offsetting the effects of changes in interest rates in the cash flows associated with the advances from the FHLB. No hedge ineffectiveness gains or losses were recognized in the years ended December 31, 2019 and 2018.
In February and March 2019, the Company terminated the 16 interest rate swaps designated as cash flow hedges. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $1.2 million as a reduction of interest expense on FHLB advances in 2019 as a result of this amortization.
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At December 31, 2019 and 2018, the Company had 49 and eight interest rate swap contracts with customers with a total notional amount of $405.2 million and $80.4 million, respectively. These instruments involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contracts without exchange of the underlying notional amount. In addition, at December 31, 2019 and 2018, the Company had interest rate swap mirror contracts with third party brokers and similar terms. These instruments have maturities ranging from 4 to 10 years (5 to 10 years in 2018).
In 2019, we entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of December 31, 2019, we had three swap participation agreements with an aggregate notional amount of approximately $50.2 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of December 31, 2019 the fair value of swap participation agreements was not significant.
Interest Rate Caps
At December 31, 2019 and 2018, the Company had 16 interest rate cap contracts with customers with a total notional amount of $315.2 million and $323.7 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at December 31, 2019 and 2018, the Company had 13 and 16 interest rate cap mirror contracts with various third party brokers with total notional amount of $234.1 million and $323.7 million, respectively. These instruments have maturities ranging from less than 1 to 4 years (1 to 5 years in 2018).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

11.	Incentive Compensation and Benefit Plans
a) Stock-based Incentive Compensation Plan
On March 12, 2018, the Former Parent, our sole shareholder at that time, approved the Amerant Bancorp Inc. (formerly Mercantil Bank Holding Corporation) 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). The 2018 Equity Plan was renamed as of August 8, 2019 to reflect the change of the Company’s name to Amerant Bancorp Inc. on June 5, 2019. The Company has reserved up to 3,333,333 shares of Class A common stock for issuance pursuant the grant of options rights, appreciation rights, restricted stock, restricted stock units and other awards under the 2018 Equity Plan.
On December 21, 2018, in connection with the closing of the Company’s IPO, the Company’s directors were granted restricted stock units, and various Company officers and employees were granted restricted Class A common stock awards, under the 2018 Equity Plan.
Restricted Stock Awards
On January 22, 2019, the Company granted 1,299 shares of restricted Class A common stock to an employee who was not included in the December 21, 2018 restricted stock award. These shares of restricted stock will vest in three approximately equal amounts on each of January 21, 2020, 2021 and 2022. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $13.58 per share.
On October 7, 2019 the Company granted 2,583 shares of restricted Class A common stock to a new employee. These shares of restricted stock will vest in three approximately equal amounts on each October 7, 2020, 2021 and 2022. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $19.35.
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
In 2019 and 2018, the Company recorded $5.9 million and $0.2 million of compensation expense, respectively, related to restricted stock awards. The total unearned deferred compensation expense of $3.9 million for all unvested restricted stock outstanding at December 31, 2019 will be recognized over a weighted average period of 1.6 years.
The following table shows the activity of restricted stock awards in 2019:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	736,839	$13.45
Granted	3,882	17.42
Vested	(245,590)	13.45
Forfeited	—	—
Non-vested shares, end of year	495,131	$13.48

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Restricted Stock Units
On June 4, 2019 the Company granted 3,439 restricted stock units (“RSUs”) to one of its non-employee directors. These 3,439 RSUs are settled in shares of Class A common stock and will all vest on June 4, 2020.
On December 21, 2018, the Company granted 86,535 RSUs to its non-employee directors. Of the 86,535 RSUs, 57,690 RSUs are settled in shares of Class A common stock while the remaining 28,845 RSUs are settled in cash, both upon vesting. These RSUs will vest in three approximately equal amounts on each of December 21, 2019, 2020 and 2021.
In 2019, the Company recorded $0.8 million of director’s compensation related to these RSUs. The total unearned directors compensation of $0.3 million for all unvested stock-settled RSUs at December 31, 2019 will be recognized over weighted average period of 1.6 years.
The following table shows the activity of RSUs in 2019:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value
Nonvested, beginning of year	57,690	$13.45	28,845	$13.45	86,535	$13.45
Granted	3,439	18.17	—	—	3,439	18.17
Vested	(16,025)	13.45	(9,615)	13.45	(25,640)	13.45
Forfeited	(9,615)	13.45	—	—	(9,615)	13.45
Non-vested, end of year	35,489	$13.91	19,230	$13.45	$54,719	$13.75

b) Employee Benefit Plan
The Amerant Bank U.S.A. Retirement Plan (formerly, the Mercantil Bank U.S.A Retirement Plan) (the “401(k) Plan”) is a 401(k) benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant.
The Company contributed to the Plan approximately $3.7 million and $4.7 million in 2019 and 2018 respectively, in matching contributions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Company maintains the Amerant Bank, N.A. Executive Deferred Compensation Plan as a non-qualified plan for eligible highly compensated employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits deferrals of compensation above the amounts that can be contributed for retirement under the 401(k) Plan. Under the Deferred Compensation Plan, eligible employees may elect to defer a portion of their annual salary and cash incentive awards and allows them to receive matching contributions up to 5% of their annual salary. All deferrals, employer contributions, earnings, and gains on each participant’s account in the Deferred Compensation Plan are vested immediately. The 2018 Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from the Deferred Compensation Plan. The Company partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they incurred as a result of the distribution increasing the plan participants’ estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants.

12.	Income Taxes
The components of the income tax expense for the years ended December 31, 2019, 2018 and 2017 are as follows:

(in thousands)	2019	2018	2017
Current tax expense:
Federal	$9,748	$7,298	$19,194
State	2,279	1,964	1,763
Impact of lower rate under the 2017 Tax Act -
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	—	8,470
Remeasurement of net deferred tax assets corresponding to items in AOCI	—	—	1,094
Deferred tax expense	670	2,471	3,471
	$12,697	$11,733	$33,992
On December 22, 2017, the 2017 Tax Act was signed into law. This law significantly changed U.S. tax law by, among other things, lowering corporate federal income tax rates and implementing a territorial tax system. The legislation permanently reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate federal income tax rate, the Company remeasured its ending net deferred tax assets at December 31, 2017 and recognized a total of $9.6 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table shows a reconciliation of the income tax expense at the statutory federal income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2019:

	2019		2018		2017
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Tax expense calculated at the statutory federal income tax rate	$13,447	21.00%	$12,089	21.00%	$26,967	35.00%
Increases (decreases) resulting from:
Impact of the 2017 Tax Act -
Remeasurement of net deferred tax assets	—	—%	—	—%	9,564	12.41%
Non-taxable interest income	(1,132)	(1.77)%	(1,507)	(2.62)%	(1,643)	(2.13)%
Non-taxable BOLI income	(1,199)	(1.87)%	(1,223)	(2.12)%	(1,910)	(2.48)%
Stock-based compensation	(454)	(0.71)%	—	—%	—	—%
Non-deductible Spin-off costs	—	—%	1,711	2.97%	—	—%
Disallowed interest expense allocable to tax exempt securities and other expenses	624	0.97%	627	1.09%	577	0.75%
State and city income taxes, net of federal income tax benefit	1,800	2.81%	(131)	(0.23)%	1,146	1.49%
Other, net	(389)	(0.60)%	167	0.29%	(709)	(0.92)%
	$12,697	19.83%	$11,733	20.38%	$33,992	44.12%
The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2019	2018
Tax effect of temporary differences
Provision for loan losses	$11,487	$13,581
Net unrealized (gains) losses in other comprehensive income	(4,282)	5,878
Deferred compensation expense	3,457	3,489
Stock-based compensation expense	769	—
Interest income on nonaccrual loans	660	341
Goodwill amortization	(4,293)	(3,979)
Depreciation and amortization	(3,881)	(3,934)
Other	1,563	934
Net deferred tax assets	$5,480	$16,310

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
At December 31, 2019 and 2018 , the Company had accumulated net operating losses (“NOLs”) in the State of Florida of approximately $161.8 million and $151.9 million, respectively. These NOLs are carried forward for a maximum of 20 years based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2019 and 2018 is approximately $7.0 million and $6.6 million, respectively. A full valuation allowance has been recorded against the state deferred tax asset related to these NOLs as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2019 and 2018, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.

13.	Accumulated Other Comprehensive Income (Loss) (“AOCI/AOCL”):
The components of AOCI/AOCL are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2019			December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gains (losses) on available for sale securities	$9,563	$(2,338)	$7,225	$(33,145)	$8,104	$(25,041)
Unrealized gains on interest rate swaps designated as cash flow hedges	7,953	(1,944)	$6,009	9,103	(2,226)	6,877
Total AOCI (AOCL)	$17,516	$(4,282)	$13,234	$(24,042)	$5,878	$(18,164)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The components of other comprehensive income (loss) for the three-year period ended December 31, 2019 is summarized as follows:

	December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gains on available for sale securities:
Change in fair value arising during the period	$43,427	$(10,617)	$32,810
Cumulative effect of change in accounting principle	1,155	(283)	872
Reclassification adjustment for net gains included in net income	(1,874)	458	(1,416)
	42,708	(10,442)	32,266
Unrealized gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	379	(92)	287
Reclassification adjustment for net interest income included in net income	(1,529)	374	(1,155)
	(1,150)	282	(868)
Total other comprehensive income	$41,558	$(10,160)	$31,398

	December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized losses on available for sale securities:
Change in fair value arising during the period	$(20,730)	$5,465	$(15,265)
Reclassification adjustment for net losses included in net income	999	(244)	755
	(19,731)	5,221	(14,510)
Unrealized gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	3,744	(1,081)	2,663
Reclassification adjustment for net interest income included in net income	(243)	59	(184)
	3,501	(1,022)	2,479
Total other comprehensive loss	$(16,230)	$4,199	$(12,031)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

	December 31, 2017
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gains on available for sale securities arising during the period	$6,875	$(3,298)	$3,577
Reclassification adjustment for net losses included in net income	1,601	(768)	833
Unrealized gains on interest rate swaps designated as cash flow hedges	293	(141)	152
Total other comprehensive income	$8,769	$(4,207)	$4,562

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

14. Related Party Transactions
The Company was a wholly-owned subsidiary of the Former Parent through August 10, 2018 when the Distributed Shares were distributed to the Former Parent’s shareholders. The Former Parent sold all of its voting Class A common stock in the IPO, and reduced its nonvoting Class B common stock to less than 5% of the Company’s total common stock on December 28, 2018. As a result, at year end 2018, the Former Parent no longer controlled the Company or the Bank. In March 2019, we completed the repurchase of the remaining Class B Retained Shares from the Former Parent. Following this repurchase, the Former Parent no longer owns any Company Shares.
The Company’s related parties include directors, executive officers, holders of 5% or more of the Company’s common stock, or any member of the immediate family of these persons. Transactions with related parties were entered into pursuant to the Company’s policies and procedures and applicable law, including Federal Reserve Regulation W, on substantially the same terms and conditions as transactions with unaffiliated third parties.
In addition to loans to related parties and associated interest income, which are described below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2019	2018
Liabilities
Demand deposits, noninterest bearing	$4,007	$9,447
Demand deposits, interest bearing	3,457	3,721
Money market	1,090	308
Time deposits and accounts payable	5,246	1,350
Total due to related parties	$13,800	$14,826

	Years Ended December 31,
(in thousands)	2019	2018	2017
Income
Data processing and other services	$955	$2,168	$1,532
Rental income from operating lease	—	248	1,971
Service charges	—	95	90
	$955	$2,511	$3,593
Expenses
Interest expense	$34	$126	$85
Fees and other expenses	501	623	302
	535	749	387
	$420	$1,762	$3,206
The Cayman Bank Acquisition
On November 15, 2019, the Bank completed the acquisition of Grand Cayman-based Mercantil Bank and Trust Limited, or the Cayman Bank, from Mercantil Holding Financiero Internacional (the “Cayman Bank Acquisition.”) The Cayman Bank is now a wholly owned subsidiary of the Bank and was rebranded “Elant Bank and Trust Ltd.”
The purchase price of approximately $15.0 million was paid in cash and represented the Cayman Bank’s fair market value of its shareholder’s equity, adjusted to reflect income and losses to the closing date and purchase accounting adjustments, including the mark to market of all assets acquired and liabilities assumed at the closing date, plus a premium of $885,000. Net assets acquired consisted of $0.6 million in cash and due from banks, debt securities available for sale of $27.9 million and time deposits of $14.4 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Cayman Bank Acquisition was recorded as a business acquisition using the acquisition method of accounting. All assets and liabilities of the Cayman Bank were remeasured at their fair value as of the acquisition date. The Cayman Bank Acquisition resulted in goodwill of approximately $0.3 million and an identifiable intangible asset of approximately $0.5 million. The identifiable intangible asset corresponds to the fair value of established customer relationships as of the date of the acquisition and is amortized over its estimated useful life of 14 years on a straight-line basis.
Securities transactions
On December 29, 2018, the Company repurchased Class B common stock from the Former Parent. In addition, on March 7, 2019 the Company repurchased all the remaining Class B common stock from the Former Parent. See Note 15 for more details.

Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2019 and 2018, these loans amounted to $3.9 million and $5.6 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.2 million in 2019 and 2018.
There were no sales of participations to affiliates in 2019. In 2018, the Company sold approximately $10.0 million of participations in financial institution loans to non-U.S. affiliates. These participated loans were made to unaffiliated borrowers under terms consistent with the Company’s normal lending practices. The Company recorded no gain or loss on these loan participation transactions. There were no participations purchased from affiliates in 2019 and 2018.

Services provided and received
The Company had historically provided certain data processing and corporate services to non-U.S. subsidiaries of the Former Parent under the terms of certain service and transition agreements. Fee income for those services are included in data processing and other fees above. These services ended in 2019.
The Former Parent granted the Company a two-year license under the Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018, commencing on August 18, 2018, to use the “Mercantil” name and marks in connection with its business. Under the terms of the Amended and Restated Separation and Distribution Agreement, no fees were payable for the first year of the license. After the first year, the Company was required to pay a monthly license fee should it continue to use the “Mercantil” name and marks. The Company rebranded as “Amerant” on June 5, 2019 and, therefore, no fees were payable under the terms of the license agreement pursuant to the Amended and Restated Separation and Distribution Agreement.
Effective on August 2018, the Company entered into a Book-Entry Securities Custody Agreement with a wholly owned Venezuelan bank of the Former Parent. As a service to its smaller shareholders and to promote shareholder liquidity generally, the Company paid fees in consideration for assistance with the separation and distribution of the Company Shares, as well as for the custody, safekeeping and information agent services provided to smaller shareholders. These initial services were terminated on June 30, 2019. Under the terms of the agreement, the Company continues to receive custody, safekeeping and information agent services to smaller shareholders. The agreement, which had an initial term of 18 months, was renewed in February 2019 for an additional year, and provides for a monthly fee payable by the Company. The Company incurred a total of approximately $0.4 million as a result of this agreement in 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Leasing subsidiary
On February 15, 2018, the Company sold its membership interest in G200 Leasing, LLC (“G200 Leasing”) to a subsidiary of the Former Parent. Prior to the sale, G200 Leasing distributed $19.8 million in cash to the Bank. All of the membership interests in G200 Leasing were sold for $8.5 million, which approximated the fair value of net assets sold. Net assets sold were mainly comprised of approximately $1 million cash held at the Bank and approximately $7.5 million corresponding to the net book value of an aircraft owned by G200 Leasing. The Company recorded no gain or loss on this sale.
G200 Leasing had leased its aircraft to the Former Parent. Under the terms of the lease agreement between G200 Leasing and the Former Parent, the Former Parent had sole use of the aircraft and provided for all of its scheduled maintenance, including maintaining sufficient qualified collateral in accordance with U.S. banking regulatory requirements. The Former Parent had time deposits with the Company sufficient to meet those collateral requirements. Income from this lease agreement was included in rental income from the operating lease in the preceding table.

Other liabilities
The Company had approximately $3.2 million due to its Trust Subsidiaries as of December 31, 2019. This amount is included in other liabilities in the precedent table. The Company has repaid approximately $2.1 million through March 4, 2020.

Dividends paid
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to the Former Parent, or $0.94 per common share, in connection with the Spin-off.

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
	550,000,000

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Preferred Stock
The Board of Directors is authorized to provide for and designate, out of the authorized but unissued shares of Preferred Stock, one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares, the price, dividend rates, rights, preferences, privileges and restrictions, including voting rights, of one or more series of preferred stock from time to time, without any vote or further action by the shareholders. There are currently no outstanding shares of preferred stock.
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
b) Stock Splits
On February 6, 2018, the Company exchanged 100% of the 298,570,328 shares of Class A common stock and 215,188,764 shares of Class B common stock outstanding, for 74,212,408 shares of Class A common stock and 53,253,157 shares of Class B common stock (the “Exchange”). This facilitated the distribution in the Spin-off of one share of Class A and Class B common stock for each outstanding share of the Former Parent Class A and Class B common stock, respectively.
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
As a result of the rebranding discussed in Note 1 to these consolidated financial statements, and in connection with the Stock Split, the Company's Class A and Class B common stock began trading on a Stock Split-adjusted basis on October 24, 2018 under the symbols “AMTB” (for the Class A shares) and “AMTBB” (for the Class B shares). The Company’s Class A and Class B shares had previously traded under the symbols “” and “MBNAB”, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
c) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2019 and 2018 were 28,927,576 and 26,851,832, respectively.
IPO
On December 21, 2018, the Company closed the IPO of 6,300,000 shares of its Class A common stock at a public offering price of $13.00 per share. Of the 6,300,000 shares of Class A common stock sold in the offering, the Company sold 1,377,523 shares of Class A common stock and the Former Parent sold all of its 4,922,477 shares of Class A common stock. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 945,000 shares of Class A common stock at the public offering price, less the underwriting discount, to cover over-allotment. The net proceeds to the Company from the sale of its shares of Class A common stock in the IPO were approximately $17.9 million. The Company received no proceeds from the sale of its shares of Class A common stock in the IPO by the Former Parent.
On January 23, 2019, the Underwriters partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per shares of Class A common stock. The net proceeds to the Company from this transaction were approximately $3.0 million.
The Former Parent paid all underwriting discounts, commissions and offering expenses with respect to the IPO.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

d) Class B Common Stock and Treasury Stock
The Company had 17,751,053 shares of Class B common stock issued as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, there were 14,218,596 shares and 16,330,917 shares, respectively, of Class B common stock outstanding. As of December 31, 2019 and 2018, the Company had 3,532,457 shares and 1,420,136 shares, respectively, of Class B common stock held as treasury stock under the cost method.
On December 27, 2018, following the December 21, 2018 closing of the Company’s IPO, the Company and the Former Parent entered into the Class B Purchase Agreement. Pursuant to the Class B Purchase Agreement, the Company agreed to purchase up to all 3,532,457 shares of its nonvoting Class B common stock from the Former Parent using the net proceeds from the Company’s sale of its Class A common stock. On December 28, 2018, the Company completed the purchase of the aforementioned 1,420,136 shares of Class B common stock from the Former Parent for $12.61 per shares of Class B common stock, representing an aggregate purchase price of approximately $17.9 million.
On March 7, 2019, the Company repurchased all of the Former Parent’s 2,112,321 remaining shares of nonvoting Class B common stock at a weighted average price of $13.48 per share with proceeds from the IPO over-allotment exercise and the Private Placements, representing an aggregate purchase price of approximately $28.5 million. The aforementioned 2,112,321 shares of Class B common stock are held in treasury stock under the cost method.
On February 14 and February 21, 2020, the Company repurchased an aggregate of 932,459 shares of nonvoting Class B common stock in two privately negotiated transactions (collectively, the “2020 Repurchase”) for $16.00 per share of Class B common stock, representing an aggregate purchase price of approximately $14.9 million. The Company funded the 2020 Repurchase with available cash.
e) Dividends
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to the Former Parent, or $0.94 per common share.

16.	Commitments and Contingencies
The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $5.5 million, $6.4 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Future minimum annual lease payments under such leases are as follows:

Years	Approximate Amount
(in thousands)
2020	$6,268
2021	6,007
2022	5,428
2023	5,110
2024	5,132
Thereafter	38,050
$65,995
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2019 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
The Company is phasing out our legacy credit card products to further strengthen its credit quality. In April 2019, the Company stopped the charging privileges to its smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they were required to repay all balances by January 2020. As a result of these actions, the Company no longer carries off-balance sheet credit risk associated with its former credit card programs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2019 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$820,380
Standby letters of credit	16,699
Commercial letters of credit	715
$837,794

17.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$933,112	$—	$933,112
Corporate debt securities	—	252,836	—	252,836
U.S. government agency debt securities	—	228,397	—	228,397
U.S. treasury securities	—	104,236	—	104,236
Municipal bonds	—	50,171	—	50,171
	—	1,568,752	—	1,568,752
Equity securities with readily determinable fair values not held for trading	—	23,848	—	23,848
Bank owned life insurance	—	211,852	—	211,852
Derivative instruments	—	12,097	—	12,097
	$—	$1,816,549	$—	$1,816,549
Liabilities
Derivative instruments	$—	$11,809	$—	$11,809

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Level 2 Valuation Techniques
The valuation of debt securities available for sale, equity securities not held for trading, and derivative instruments is performed through a monthly pricing process using data provided by generally recognized providers of independent data pricing services (the “Pricing Providers”). These Pricing Providers collect, use and incorporate descriptive market data from various sources, quotes and indicators from leading broker dealers to generate independent and objective valuations. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

On a quarterly basis, the Company evaluates the reasonableness of the monthly pricing process for the valuation of debt securities available for sale and equity securities not held for trading and derivative instruments. This evaluation includes challenging a random sample of the different types of securities in the investment portfolio as of the end of the quarter selected. This challenge consists of obtaining from the Pricing Providers a document explaining the methodology applied to obtain their fair value assessments for each type of investment included in the sample selection. The Company then analyzes in detail the various inputs used in the fair value calculation, both observable and unobservable (e.g., prepayment speeds, yield curve benchmarks, spreads, delinquency rates). Management considers that the consistent application of this methodology allows the Company to understand and evaluate the categorization of its investment portfolio.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

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

•
The fair value of loans held for sale, debt and equity securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 17.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,819,477	$2,721,291	$2,850,015	$2,739,721
Financial liabilities
Time deposits	1,745,735	1,759,347	1,745,025	1,740,752
Advances from the FHLB	1,235,000	1,244,515	1,166,000	1,167,213
Junior subordinated debentures	92,246	86,738	118,110	99,450

19.	Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. The following is a summary of restrictions related to dividend payments and capital adequacy.
Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and Office of the Comptroller of the Currency (“OCC”) regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2019 and 2018, the Bank could pay dividends of $15.3 million and $82.6 million, respectively, without prior OCC approval.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI or AOCL in computing regulatory capital. As of December 31, 2019, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2019 and 2018 was 6.8% and 5.5%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
Common equity tier 1 (CET1)	787,908	12.32%	287,796	4.50%	415,706	6.50%

December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
Common equity tier 1 (CET1)	826,114	12.20%	304,630	4.50%	440,021	6.50%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
Common equity tier 1 (CET1)	806,050	12.60%	287,865	4.50%	415,805	6.50%

December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
Common equity tier 1 (CET1)	749,465	11.07%	304,671	4.50%	440,080	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The Company redeemed trust preferred securities and related junior subordinated debentures which reduced the Company’s regulatory capital by $23.5 million in 2019. The Company’s regulatory capital ratios continued to exceed regulatory minimums to be well capitalized, upon these redemptions.

20.	Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2019	2018	2017
Numerator:
Net income available to common stockholders	$51,334	$45,833	$43,057
Denominator:
Basic weighted averages shares outstanding	42,543	42,487	42,489
Dilutive effect of shared-based compensation awards	396	—	—
Diluted weighted average shares outstanding	42,939	42,487	42,489

Basic earnings per common share	$1.21	$1.08	$1.01
Diluted earnings per common share	$1.20	$1.08	$1.01
As of December 31, 2019 and 2018, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018. As of December 31, 2019 and 2018, unvested shares of restricted stock and restricted stock units totaled 530,620 and 794,529, respectively.
As of December 31, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings in 2019.
As of December 31, 2018, potential dilutive instruments were excluded from the diluted earnings per share computation because when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, more shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in lower diluted weighted average shares outstanding than basic weighted average shares outstanding, and would have an anti-dilutive effect in per share earnings in 2018. As of December 31, 2017, the Company had no outstanding dilutive instruments. See Note 11 to these audited annual consolidated financial statements for more information on restricted stock and restricted stock units transactions in 2019 and 2018.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

21.	Condensed Unconsolidated Holding Companies’ Financial Statements
The separate condensed unconsolidated financial statements of each of the Company and its wholly-owned subsidiary Amerant Florida Bancorp, Inc. (“Florida Bancorp”) have been prepared using the same basis of accounting that the Company used to prepare its consolidated financial statements described in Note 1, except for its investment in subsidiaries which is accounted for using the equity method. Under the equity method, investments in subsidiaries are initially recorded at cost, and they are periodically adjusted due to changes in the interest of the parent company over the net assets of the subsidiaries. The Company records in the results for the period, its participation in the profit or loss of the subsidiaries, and in AOCI/AOCL its participation in the “Other comprehensive income account” of the subsidiary. In applying the equity method the Company uses the subsidiaries consolidated financial statements at the end of the period prepared under U.S. GAAP.
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2019	2018
Assets
Cash and due from banks	$57,806	$1,891
Investments in subsidiaries	776,372	746,344
Other assets	1,800	1,720
	$835,978	$749,955
Liabilities and Stockholders' Equity
Other liabilities	$1,277	$2,537
Stockholders' equity	834,701	747,418
	$835,978	$749,955

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2019	2018	2017
Income:
Interest	$40	$9	$3
Equity in earnings of subsidiary	56,755	53,939	45,008
Total income	56,795	53,948	45,011
Expenses:
Employee benefits	—	—	350
Other expenses (1)	7,434	8,018	2,539
Total expense	7,434	8,018	2,889
Income before income tax benefit (expense)	49,361	45,930	42,122
Income tax benefit (expense)	1,973	(97)	935
Net income	$51,334	$45,833	$43,057
__________________

(1)	Other expenses mainly consist of professional and other service fees.

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$51,334	$45,833	$43,057
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(56,755)	(53,939)	(45,008)
Stock-based compensation expense	422	—	—
Net change in other assets and liabilities	(1,339)	438	1,337
Net cash used in operating activities	(6,338)	(7,668)	(614)

Cash flows from investing activities
Cash received upon Voting Trust termination	—	639	—
Dividends from subsidiary	61,500	47,500	700
Net cash provided by investment activities	61,500	48,139	700

Cash flows from financing activities
Dividends paid	—	(40,000)	—
Common stock issued - Class A	29,218	17,908	—
Repurchase of common stock - Class B	(28,465)	(17,908)	—
Net cash provided by (used in) financing activities	753	(40,000)	—

Net increase in cash and cash equivalents	55,915	471	86

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

	Years ended December 31,
(in thousands)	2019	2018	2017
Cash and cash equivalents
Beginning of year	1,891	1,420	1,334
End of year	$57,806	$1,891	$1,420
The Company, the Former Parent and various individuals as Voting Trustees, entered into a Voting Trust Agreement (the “Voting Trust”) in October 2008. On July 24, 2018, the Voting Trust was terminated. The 2018 IPO rendered the Voting Trust no longer necessary. The Company is now the sole shareholder of Florida Bancorp, formerly Mercantil Florida Bancorp, Inc., and the indirect owner of approximately 100% of the Bank.
Investment in subsidiaries corresponds to the Company’s direct investment in Florida Bancorp in 2019 and 2018, and the Company’s beneficial ownership of the Voting Trust in 2017. The Company had determined that it was the sole beneficial owner of the Voting Trust and consolidated the financial statements of the Voting Trust with its own financial statements for regulatory reporting purposes. In 2017, Florida Bancorp was wholly owned by the Voting Trust. The Bank is wholly-owned by Florida Bancorp. In 2018, the Voting Trust was terminated and the Company assumed direct ownership of Florida Bancorp.

Condensed financial statements of Amerant Florida Bancorp Inc., Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2019	2018
Assets
Cash and due from banks	$48,868	$32,922
Investments in subsidiaries	815,204	822,940
U.S. treasury securities	998	—
Other assets	7,281	9,640
	$872,351	$865,502
Liabilities and Stockholder’s Equity
Junior subordinated debentures held by trust subsidiaries	$92,246	$118,110
Other liabilities	3,732	1,048
Stockholder’s equity	776,373	746,344
	$872,351	$865,502

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2019	2018	2017
Income:
Interest	$152	$182	$85
Equity in earnings of subsidiary	62,979	60,609	50,982
Other income	6	—	—
Total income	63,137	60,791	51,067
Expenses:
Interest expense	7,184	8,086	7,456
Provision for loan losses	—	—	—
Other expenses	726	414	1,310
Total expenses	7,910	8,500	8,766
Income before income tax benefit	55,227	52,291	42,301
Income tax benefit	1,528	1,661	2,726
Net income	$56,755	$53,952	$45,027

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$56,755	$53,952	$45,027
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(60,555)	(60,609)	(50,982)
Net change in other assets and liabilities	3,108	490	(4)
Net cash used in operating activities	(692)	(6,167)	(5,959)

Cash flows from investing activities
Dividends received from subsidiary	105,000	47,500	6,000
Dividends paid	—	(47,500)	(700)
Purchases of available for sale securities	(998)	—	—
Net cash provided by investing activities	104,002	—	5,300

Cash flows from financing activities
Redemption of junior subordinated debentures	(25,864)	—	—
Dividends paid	(61,500)	—	—
Net cash used in financing activities	(87,364)	—	—

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

	Years ended December 31,
(in thousands)	2019	2018	2017
Net increase (decrease) in cash and cash equivalents	15,946	(6,167)	(659)

Cash and cash equivalents
Beginning of year	32,922	39,089	39,748
End of year	$48,868	$32,922	$39,089