Form 10-Q
period 2020-03-31
Amerant Bancorp Inc.
filed 2020-05-08
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2020
Class A Common Stock, $0.10 par value per share	28,879,576 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	13,286,137 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2020

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$22,303	$28,035
Interest earning deposits with banks	248,750	93,289
Cash and cash equivalents	271,053	121,324
Securities
Debt securities available for sale	1,601,303	1,568,752
Debt securities held to maturity	70,336	73,876
Equity securities with readily determinable fair value not held for trading	24,225	23,848
Federal Reserve Bank and Federal Home Loan Bank stock	74,123	72,934
Securities	1,769,987	1,739,410
Loans held for investment, gross	5,668,327	5,744,339
Less: Allowance for loan losses	72,948	52,223
Loans held for investment, net	5,595,379	5,692,116
Bank owned life insurance	213,266	211,852
Premises and equipment, net	128,232	128,824
Deferred tax assets, net	4,933	5,480
Goodwill	19,506	19,506
Accrued interest receivable and other assets	96,454	66,887
Total assets	$8,098,810	$7,985,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$779,842	$763,224
Interest bearing	1,088,033	1,098,323
Savings and money market	1,432,891	1,475,257
Time	2,541,446	2,420,339
Total deposits	5,842,212	5,757,143
Advances from the Federal Home Loan Bank and other borrowings	1,265,000	1,235,000
Junior subordinated debentures held by trust subsidiaries	64,178	92,246
Accounts payable, accrued liabilities and other liabilities	86,303	66,309
Total liabilities	7,257,693	7,150,698
Commitments and contingencies (Note 14)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,879,576 shares issued and outstanding (2019 - 28,927,576 shares issued and outstanding)	2,888	2,893
Class B common stock, $0.10 par value, 100 million shares authorized; 13,286,137 shares issued and outstanding (2019: 17,751,053 shares issued; 14,218,596 shares outstanding)	1,329	1,775
Additional paid in capital	358,277	419,048
Treasury stock, at cost; 3,532,457 shares of Class B common stock in 2019.	—	(46,373)
Retained earnings	447,506	444,124
Accumulated other comprehensive income	31,117	13,234
Total stockholders' equity	841,117	834,701
Total liabilities and stockholders' equity	$8,098,810	$7,985,399

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest income
Loans	$59,788	$66,722
Investment securities	11,065	12,581
Interest earning deposits with banks	462	1,004
Total interest income	71,315	80,307

Interest expense
Interest bearing demand deposits	135	274
Savings and money market deposits	3,266	3,733
Time deposits	13,484	12,553
Advances from the Federal Home Loan Bank	4,412	6,205
Junior subordinated debentures	789	2,105
Total interest expense	22,086	24,870
Net interest income	49,229	55,437
Provision for loan losses	22,000	—
Net interest income after provision for loan losses	27,229	55,437

Noninterest income
Deposits and service fees	4,290	4,086
Brokerage, advisory and fiduciary activities	4,133	3,688
Change in cash surrender value of bank owned life insurance	1,414	1,404
Securities gains, net	9,620	4
Cards and trade finance servicing fees	395	915
(Loss) gain on early extinguishment of advances from the Federal Home Loan Bank, net	(7)	557
Data processing and fees for other services	—	520
Other noninterest income	2,065	1,982
Total noninterest income	21,910	13,156

Noninterest expense
Salaries and employee benefits	29,326	33,437
Occupancy and equipment	3,803	4,042
Telecommunication and data processing	3,464	3,026
Professional and other services fees	2,954	3,444
Depreciation and amortization	1,959	1,942
FDIC assessments and insurance	1,118	1,393
Other operating expenses	2,243	4,661
Total noninterest expenses	44,867	51,945
Income before income tax	4,272	16,648
Income tax expense	(890)	(3,577)
Net income	$3,382	$13,071

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019

Other comprehensive income, net of tax
Net unrealized holding gains on debt securities available for sale arising during the period	$26,702	$16,278
Net unrealized holding losses on cash flow hedges arising during the period	(1,514)	(11)
Reclassification adjustment for items included in net income	(7,305)	(252)
Other comprehensive income	17,883	16,015
Comprehensive income	$21,265	$29,086

Earnings Per Share (Note 16):
Basic earnings per common share	$0.08	$0.31
Diluted earnings per common share	$0.08	$0.30

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2020 and 2019

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	1,299	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,492	—	—	—	1,492
Net income	—	—	—	—	—	—	13,071	—	13,071
Other comprehensive income	—	—	—	—	—	—	—	16,015	16,015
Balance at March 31, 2019	28,985,996	14,218,596	$2,899	$1,775	$415,864	$(46,373)	$406,733	$(2,149)	$778,749

Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701
Repurchase of Class B common stock	—	(932,459)	—	—	—	(15,239)	—	—	(15,239)
Treasury stock retired	—	—	—	(446)	(61,166)	61,612	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—
Restricted stock surrendered	(129)	—	—	—	(2)	—	—	—	(2)
Restricted stock forfeited	(54,462)	—	(6)	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	392	—	—	—	392
Net income	—	—	—	—	—	—	3,382	—	3,382
Other comprehensive income	—	—	—	—	—	—	—	17,883	17,883
Balance at March 31, 2020	28,879,576	13,286,137	$2,888	$1,329	$358,277	$—	$447,506	$31,117	$841,117

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$3,382	$13,071
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	22,000	—
Net premium amortization on securities	3,775	3,453
Depreciation and amortization	1,959	1,942
Stock-based compensation expense	392	1,492
Change in cash surrender value of bank owned life insurance	(1,414)	(1,404)
Deferred taxes, securities net gains or losses and others	(14,875)	1,238
Loss (gain) on early extinguishment of advances from the FHLB	7	(557)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,539)	8,777
Accounts payable, accrued liabilities and other liabilities	(10,509)	(15,431)
Net cash provided by operating activities	3,178	12,581

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(197,522)	(110,170)
Federal Home Loan Bank stock	(8,538)	(4,888)
	(206,060)	(115,058)
Maturities, sales and calls of investment securities:
Available for sale	196,698	162,796
Held to maturity	3,382	1,205
Federal Home Loan Bank stock	7,349	9,248
	207,429	173,249
Net decrease in loans	61,641	22,173
Proceeds from loan portfolio sales	13,109	152,177
Net purchases of premises and equipment and others	(1,321)	(1,951)
Net cash provided by investing activities	74,798	230,590

Cash flows from financing activities
Net decrease in demand, savings and money market accounts	(36,038)	(116,499)
Net increase (decrease) in time deposits	121,107	(27,999)
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	280,000	170,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(250,007)	(265,447)
Redemption of junior subordinated debentures	(28,068)	—
Proceeds from common stock issued - Class A	—	29,218
Repurchase of common stock - Class B	(15,239)	(28,465)
Common stock retired to cover tax withholding	(2)	—
Net cash provided by (used in) financing activities	71,753	(239,192)
Net increase in cash and cash equivalents	149,729	3,979

Cash and cash equivalents
Beginning of period	121,324	85,710
End of period	$271,053	$89,689

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental disclosures of cash flow information
Cash paid:
Interest	$21,890	$24,086
Income taxes	295	385

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three principal subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”), and Elant Bank & Trust (the “Cayman Bank”), a bank and trust company domiciled in the Cayman Islands acquired in November 2019.
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
Initial Public Offering and Shares Repurchase
On December 21, 2018, the Company completed an initial public offering (the “IPO”). In March 2019, the Company repurchased the remaining shares of its Class B common stock held by Mercantil Servicios Financieros, C.A., the Company’s former parent company (“the Former Parent”). For more information about the IPO and the repurchase of Class B common stock previously held by the Former Parent, see Note 15 to our audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Form 10-K”).
COVID-19 Pandemic
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic.
On March 13, 2020, the President of the Unites States of America (U.S.) declared a national state of emergency. In response to this outbreak, the governments of many states, cities and municipalities in the U.S., including the States of Florida, New York and Texas, have taken preventative or protective actions, such as imposing restrictions on business operations and advising or requiring individuals to limit or forego their time outside of their homes.
On March 16, 2020, the Company activated its Business Continuity Plan (“BCP”) to continue to provide its products and services during the COVID-19 pandemic. The Company’s BCP plan is framed within regulatory guidelines and subject to periodic testing and independent audits. All banking centers are open to the public by drive-thru and by appointment-only, under a reduced schedule (except banking centers in Texas which are operating under regular business hours), and with limited staffing. All electronic channels remain fully operational. In addition, the BCP enabled employees to work remotely.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill, to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, adding funding to the PPP, was enacted. As of May 1, 2020, the Company had received approval for 1,493 loan applications under the PPP totaling $197.8 million, and had funded $137.9 million.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. As of May 1, 2020, loans under these programs totaled $1,119 million. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”). The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.
b) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with U.S. GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and the accompanying footnote disclosures for the Company, which are included in the Form 10-K.
For a complete summary of our significant accounting policies, please see Note 1 to the Company’s audited consolidated financial statements in the Form 10-K.
Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: (i) the determination of the allowance for loan losses; (ii) the fair values of securities and the value assigned to goodwill during periodic goodwill impairment tests; (iii) the cash surrender value of bank owned life insurance; and (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world since March 2020. In the U.S and several other countries, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions have expanded significantly since March 31, 2020 and may continue to expand.  The Company considered the impact of COVID-19 on the significant estimates management used. The Company recorded a provision for loan losses of $22.0 million during the three months ended March 31, 2020 primarily as a result of the estimated impact of the COVID-19 pandemic. Given the uncertainty regarding the spread and severity of COVID-19 and its adverse effects on the U.S. and global economies, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain and cannot be accurately predicted at this time.
c) Recently Issued Accounting Pronouncements
Issued and Not Yet Adopted
New Guidance on Leases
In December 2018, the Financial Accounting Standards Board (“FASB”) issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases which has not yet been adopted by the Company. The amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs and (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a right-of-use asset and a lease liability for most leases within the scope of the guidance. There were no significant changes to the guidance for lessors. These amendments, and the related pending new guidance, can be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented, and provides for certain practical expedients.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued amendments to guidance applicable to contracts, hedging relationships, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also allow entities to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.  These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply these amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, these amendments must be applied prospectively for all eligible contract modifications and hedging relationships. The Company is in the process of evaluating the implications of these amendments to its current efforts for reference rate reform implementation.
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
In November 2019, the FASB amended the effective date of the new guidance on CECL. Previously, the amendments and related new guidance on CECL was effective for fiscal years beginning after December 15, 2021, and interim periods within those years, for private companies. The new guidance on CECL is now effective for fiscal years beginning after December 15, 2022 and interim periods within those years. Early adoption is still permitted. The new guidance on CECL is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, for public companies.
The Company is currently assessing the impact that these changes will have on its consolidated financial statements, when adopted. As an Emerging Growth Company, or EGC, the Company currently plans to adopt the new guidance on CECL in its consolidated financial statements for the year ending December 31, 2023, or earlier in the event the Company ceases to be an EGC.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.
2. Interest Earning Deposits with Banks
At March 31, 2020 and December 31, 2019 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $248.8 million and $93 million, respectively. At March 31, 2020 and December 31, 2019, the average interest rate on these deposits was approximately 1.08% and 2.19%, respectively. These deposits mature within one year.

3.	Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$844,712	$31,188	$(719)	$875,181
Corporate debt securities	333,359	2,990	(6,155)	330,194
U.S. government agency debt securities	251,731	3,828	(2,377)	253,182
U.S. treasury securities	73,636	3,689	—	77,325
Municipal bonds	62,203	3,218	—	65,421
	$1,565,641	$44,913	$(9,251)	$1,601,303

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$927,205	$9,702	$(3,795)	$933,112
Corporate debt securities	247,836	5,002	(2)	252,836
U.S. government agency debt securities	230,384	895	(2,882)	228,397
U.S. treasury securities	106,112	1	(1,877)	104,236
Municipal bonds	47,652	2,519	—	50,171
	$1,559,189	$18,119	$(8,556)	$1,568,752
At March 31, 2020 and December 31, 2019, the Company had no foreign sovereign or foreign government agency debt securities. The Company had investments in foreign corporate debt securities of $13.4 million and $5.2 million at March 31, 2020 and December 31, 2019, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three months ended March 31, 2020 and 2019, proceeds from sales, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Proceeds from sales of debt securities available for sale	$139,072	$112,529
Gross realized gains	9,266	448
Gross realized losses	(23)	(444)
Realized gains, net	$9,243	$4
The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$24,695	$(132)	$24,553	$(587)	$49,248	$(719)
Corporate debt securities	127,093	(6,155)	—	—	127,093	(6,155)
U.S. government agency debt securities	18,602	(117)	98,645	(2,260)	117,247	(2,377)
	$170,390	$(6,404)	$123,198	$(2,847)	$293,588	$(9,251)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$239,446	$(1,740)	$180,274	$(2,055)	$419,720	$(3,795)
Corporate debt securities	8,359	(1)	300	(1)	8,659	(2)
U.S. government agency debt securities	41,300	(251)	117,040	(2,631)	158,340	(2,882)
U.S. treasury securities	97,471	(1,877)	—	—	97,471	(1,877)
	$386,576	$(3,869)	$297,614	$(4,687)	$684,190	$(8,556)
At March 31, 2020 and December 31, 2019, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Unrealized losses on municipal and corporate debt securities are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company considers these securities are not other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and generally present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.
Contractual maturities of debt securities at March 31, 2020 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$103,743	$103,995	$—	$—
After 1 year through 5 years	167,055	166,952	—	—
After 5 years through 10 years	280,460	285,762	11,567	11,793
After 10 years	1,014,383	1,044,594	58,769	59,561
	$1,565,641	$1,601,303	$70,336	$71,354
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $24.2 million and $23.8 million as of March 31, 2020 and December 31, 2019, respectively. These equity securities have no stated maturities. During the three months ended March 31, 2020, we recognized an unrealized gain of $0.4 million related to the change in market value of these mutual funds. No gain was recognized during the three months ended March 31, 2019.

4.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	March 31, 2020	December 31, 2019
Real estate loans
Commercial real estate
Non-owner occupied	$1,875,293	$1,891,802
Multi-family residential	834,016	801,626
Land development and construction loans	225,179	278,688
	2,934,488	2,972,116
Single-family residential	569,340	539,102
Owner occupied	923,260	894,060
	4,427,088	4,405,278
Commercial loans	1,084,751	1,234,043
Loans to financial institutions and acceptances	16,576	16,552
Consumer loans and overdrafts	139,912	88,466
	$5,668,327	$5,744,339
At March 31, 2020 and December 31, 2019, loans with an outstanding principal balance of $1.5 billion and $1.6 billion, respectively, were pledged as collateral to secure advances from the FHLB.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The amounts above include loans under syndication facilities of approximately $488 million and $562 million at March 31, 2020 and December 31, 2019, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals), and other agreements.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $14.5 million and $15.2 million at March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020			December 31, 2019
(in thousands)	Venezuela	Others (1)	Total	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$97,517	$7,571	$105,088	$103,979	$7,692	$111,671
Commercial loans	—	57,348	57,348	—	43,850	43,850
Loans to financial institutions and acceptances	—	8	8	—	5	5
Consumer loans and overdrafts (3)(4)	427	7,688	8,115	8,318	7,593	15,911
	$97,944	$72,615	$170,559	$112,297	$59,140	$171,437
__________________

(1)	Loans to borrowers in 12 other countries which do not individually exceed 1% of total assets (14 countries at December 31, 2019)

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
At December 31, 2019, Venezuela balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of March 31, 2020.

(4)	Overdrafts to customers outside the United States were de minimis at March 31, 2020 and December 31, 2019.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of March 31, 2020 and December 31, 2019 are summarized in the following tables:

	March 31, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,875,293	$1,875,293	$—	$—	$—	$—	$1,936	$—
Multi-family residential	834,016	834,016	—	—	—	—	—	—
Land development and construction loans	225,179	225,179	—	—	—	—	—	—
	2,934,488	2,934,488	—	—	—	—	1,936	—
Single-family residential	569,340	557,717	8,438	—	3,185	11,623	7,077	5
Owner occupied	923,260	910,269	9,004	1,208	2,779	12,991	13,897	—
	4,427,088	4,402,474	17,442	1,208	5,964	24,614	22,910	5
Commercial loans	1,084,751	1,076,834	5,626	425	1,866	7,917	9,993	—
Loans to financial institutions and acceptances	16,576	16,576	—	—	—	—	—	—
Consumer loans and overdrafts	139,912	139,682	170	29	31	230	467	12
	$5,668,327	$5,635,566	$23,238	$1,662	$7,861	$32,761	$33,370	$17

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,891,802	$1,891,801	$1	$—	$—	$1	$1,936	$—
Multi-family residential	801,626	801,626	—	—	—	—	—	—
Land development and construction loans	278,688	278,688	—	—	—	—	—	—
	2,972,116	2,972,115	1	—	—	1	1,936	—
Single-family residential	539,102	530,399	4,585	1,248	2,870	8,703	7,291	—
Owner occupied	894,060	888,158	1,360	1,724	2,818	5,902	14,130	—
	4,405,278	4,390,672	5,946	2,972	5,688	14,606	23,357	—
Commercial loans	1,234,043	1,226,320	4,418	608	2,697	7,723	9,149	—
Loans to financial institutions and acceptances	16,552	16,552	—	—	—	—	—	—
Consumer loans and overdrafts	88,466	88,030	215	176	45	436	416	5
	$5,744,339	$5,721,574	$10,579	$3,756	$8,430	$22,765	$32,922	$5

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

5.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019, and its allocation by impairment methodology and the related investment in loans, net as of March 31, 2020 and 2019 are summarized in the following tables:

	Three Months Ended March 31, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$25,040	$22,482	$42	$4,659	$52,223
Provision for loan losses	11,390	7,530	—	3,080	22,000
Loans charged-off
Domestic	—	(1,101)	—	(222)	(1,323)
International	—	(34)	—	(251)	(285)
Recoveries	—	185	—	148	333
Balances at end of the period	$36,430	$29,062	$42	$7,414	$72,948

Allowance for loan losses by impairment methodology:
Individually evaluated	$1,157	$4,038	$—	$1,525	$6,720
Collectively evaluated	35,273	25,024	42	5,889	66,228
	$36,430	$29,062	$42	$7,414	$72,948
Investment in loans, net of unearned income:
Individually evaluated	$1,936	$24,232	$—	$7,521	$33,689
Collectively evaluated	2,931,900	2,104,220	16,576	581,942	5,634,638
	$2,933,836	$2,128,452	$16,576	$589,463	$5,668,327

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,778	$30,018	$445	$8,521	$61,762
(Reversal of) provision for loan losses	(322)	(31)	(339)	692	—
Loans charged-off
Domestic	—	(992)	—	(196)	(1,188)
International	—	(18)	—	(406)	(424)
Recoveries	—	123	—	49	172
Balances at end of the period	$22,456	$29,100	$106	$8,660	$60,322

Allowance for loan losses by impairment methodology
Individually evaluated	$—	$1,593	$—	$1,202	$2,795
Collectively evaluated	22,456	27,507	106	7,458	57,527
	$22,456	$29,100	$106	$8,660	$60,322
Investment in loans, net of unearned income
Individually evaluated	$711	$12,325	$—	$3,392	$16,428
Collectively evaluated	3,016,569	2,137,165	27,985	536,291	5,718,010
	$3,017,280	$2,149,490	$27,985	$539,683	$5,734,438

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2020	$—	$11,901	$—	$1,208	$13,109
2019	$23,475	$126,838	$—	$1,864	$152,177

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$1,936	$—	$1,936	$1,943	$1,936	$1,157
Multi-family residential	—	—	—	164	—	—
Land development and construction loans	—	—	—	—	—	—
	1,936	—	1,936	2,107	1,936	1,157
Single-family residential	4,499	2,831	7,330	6,471	7,610	1,071
Owner occupied	1,481	12,470	13,951	11,857	13,791	510
	7,916	15,301	23,217	20,435	23,337	2,738
Commercial loans	8,139	1,854	9,993	9,228	10,039	3,528
Consumer loans and overdrafts	470	9	479	270	537	454
	$16,525	$17,164	$33,689	$29,933	$33,913	$6,720
_______________

(1)	Average using trailing four quarter balances.

	December 31, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$1,936	$—	$1,936	$1,459	$1,936	$1,161
Multi-family residential	—	—	—	342	—	—
Land development and construction loans	—	—	—	—	—	—
	1,936	—	1,936	1,801	1,936	1,161
Single-family residential	4,739	729	5,468	5,564	5,598	946
Owner occupied	6,169	7,906	14,075	9,548	13,974	501
	12,844	8,635	21,479	16,913	21,508	2,608
Commercial loans	8,415	13	8,428	8,552	8,476	1,288
Consumer loans and overdrafts	395	9	404	153	402	378
	$21,654	$8,657	$30,311	$25,618	$30,386	$4,274
_______________

(1)	Average using trailing four quarter balances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

There were no new troubled debt restructurings (“TDRs”) during the first quarter of 2020. As of March 31, 2020, TDRs mainly consist of a multiple loan relationship with a South Florida customer including CRE, owner occupied and commercial loans totaling $9.7 million. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. Four residential loans, totaling $2.1 million at March 31, 2020, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with this loan relationship, which total $3.6 million at March 31, 2020, are adequate to cover probable losses given current facts and circumstances. In the fourth quarter of 2019, this $9.7 million TDR loan relationship did not perform in accordance with the restructured terms. The Company will continue to closely monitor the performance of these loans under their modified terms. Since March 31, 2019, no additional TDRs subsequently defaulted under their modified terms. In addition, during the first quarter of 2020, there were no charge-offs against the allowance for loan losses associated with TDR loans.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. The Company is actively monitoring these loans to permit the proactive identification of negative patterns by industry and/or region and pursuing remediation efforts in a timely manner. While the economic disruption caused by the COVID-19 pandemic is expected to impact the Company's credit quality, it is difficult to estimate the potential outcome due to the uncertain duration and scope of the slowdown in U.S. economic activity. The Company will continue to closely monitor the performance of loans to borrowers in impacted sectors, and will reassess its provisions as conditions evolve. As of May 1, 2020, loans under these programs totaled $1,119 million. The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loans by Credit Quality Indicators
Loans by credit quality indicators as of March 31, 2020 and December 31, 2019 are summarized in the following tables:

	March 31, 2020
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,872,600	$—	$757	$1,936	$—	$1,875,293
Multi-family residential	834,016	—	—	—	—	834,016
Land development and construction loans	215,327	9,852	—	—	—	225,179
	2,921,943	9,852	757	1,936	—	2,934,488
Single-family residential	562,258	—	7,082	—	—	569,340
Owner occupied	902,065	7,190	14,005	—	—	923,260
	4,386,266	17,042	21,844	1,936	—	4,427,088
Commercial loans	1,070,062	2,587	9,459	2,643	—	1,084,751
Loans to financial institutions and acceptances	16,576	—	—	—	—	16,576
Consumer loans and overdrafts	139,437	—	41	434	—	139,912
	$5,612,341	$19,629	$31,344	$5,013	$—	$5,668,327

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,879,780	$9,324	$762	$1,936	$—	$1,891,802
Multi-family residential	801,626	—	—	—	—	801,626
Land development and construction loans	268,733	9,955	—	—	—	278,688
	2,950,139	19,279	762	1,936	—	2,972,116
Single-family residential	531,811	—	7,291	—	—	539,102
Owner occupied	871,682	8,138	14,240	—	—	894,060
	4,353,632	27,417	22,293	1,936	—	4,405,278
Commercial loans	1,217,399	5,569	8,406	2,669	—	1,234,043
Loans to financial institutions and acceptances	16,552	—	—	—	—	16,552
Consumer loans and overdrafts	88,042	—	67	357	—	88,466
	$5,675,625	$32,986	$30,766	$4,962	$—	$5,744,339

6.	Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.5 billion and $1.4 billion at March 31, 2020 and December 31, 2019, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $796 million and $733 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, brokered time deposits amounted to $647 million and $662 million, respectively.

7.	Advances from the Federal Home Loan Bank and Other Borrowings
At March 31, 2020 and December 31, 2019, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At March 31, 2020	At December 31, 2019
			(in thousands)
2020	0.44% to 2.35%	Fixed	155,000	135,000
2020	1.73% to 2.03%	Variable	60,000	150,000
2021	1.75% to 3.08%	Fixed	210,000	210,000
2022	0.65% to 2.80%	Fixed	170,000	120,000
2023 and after (1)	0.62% to 3.23%	Fixed	670,000	620,000
			$1,265,000	$1,235,000

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

_______________

(1)	As of March 31, 2020 and December 31, 2019, include $530 million (fixed interest rates raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

In early April 2020, the Company restructured $420.0 million of its fixed-rate FHLB advances extending their original maturities from 2021 to 2023 at lower interest rates. The Company incurred a loss of $17.0 million as a result of this restructuring which was blended into the new interest rates of these advances affecting the yields through their remaining maturities. The Company accounted for these transactions as the modification of existing debt in accordance with U.S. GAAP.

8.Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information of the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$—	$—	$26,830	$28,068	1998	8.90%	2028
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$89,080	$92,246
On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Commercebank Capital Trust I (“Capital Trust I”) at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. This redemption reduced total cash and cash equivalents by $27.1 million, financial liabilities by $28.1 million, other assets by $3.4 million, and other liabilities by $2.2 million. In addition, the Company recorded a charge of $0.3 million for the unamortized issuance costs. This redemption reduced the Company’s Tier 1 equity capital by a net amount of $24.7 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

9.	Derivative Instruments
At March 31, 2020 and December 31, 2019, the fair values of the Company’s derivative instruments were as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$1,773	$301	$—
Interest rate swaps not designated as hedging instruments:
Customers	42,280	—	11,236	527
Third party broker	—	42,280	527	11,236
	42,280	42,280	11,763	11,763
Interest rate caps not designated as hedging instruments:
Customers	—	69	—	46
Third party broker	20	—	33	—
	20	69	33	46
	$42,300	$44,122	$12,097	$11,809
No hedge ineffectiveness gains or losses were recognized on derivatives designated as hedging instruments in the three months ended March 31, 2020 and 2019.
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At March 31, 2020 and December 31, 2019, the Company had 56 and 49 interest rate swap contracts with customers, respectively, with a total notional amount of $406.1 million and $405.2 million, respectively. These instruments involve the payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contract. In addition, at March 31, 2020 and December 31, 2019, the Company had 56 and 49 interest rate swap mirror contracts, respectively, with third party brokers with similar terms.
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of March 31, 2020 and December 31, 2019, the Company had two and three swap participation agreements, respectively, with total notional amounts of approximately $32.0 million and $50.2 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of March 31, 2020 and December 31, 2019, the fair value of swap participation agreements was not significant.
Interest Rate Caps
At March 31, 2020 and December 31, 2019, the Company had 19 and 16 interest rate cap contracts with customers with a total notional amount of $401.8 million and $315.2 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at March 31, 2020 and December 31, 2019, the Company had 12 and 13 interest rate cap mirror contracts, respectively, with various third party brokers with total notional amounts of $225.7 million and $234.1 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

10.	Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements in the 2019 annual report on Form 10-K for more information on the 2018 Equity Plan and stock-based compensation awards for the year ended 2019, including restricted stocks and restricted stock units (“RSUs”).
Restricted Stock Awards
The following table shows the activity of restricted stock awards in the three months ended March 31, 2020:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	495,131	$13.48
Granted	6,591	15.17
Vested	(433)	13.58
Forfeited	(54,462)	13.45
Non-vested shares at March 31, 2020	446,827	$13.51
During the three months ended March 31, 2020 and 2019, the Company recorded $0.3 million and $1.5 million, respectively, of compensation expense related to the restricted stock awards. The total unamortized deferred compensation expense of $2.9 million for all unvested restricted stock outstanding at March 31, 2020 will be recognized over a weighted average period of 1.4 years.

11.	Income Taxes
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual consolidated pre-tax income, permanent tax differences and statutory tax rates. Under this method, the tax effect of certain items that do not meet the definition of ordinary income or expense are computed and recognized as discrete items when they occur.
The effective combined federal and state tax rates for the three months ended March 31, 2020 and 2019 were 20.83% and 21.49%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

12.    Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2020			December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale	$35,662	$(8,718)	$26,944	$9,563	$(2,338)	$7,225
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	5,523	(1,350)	4,173	7,953	(1,944)	$6,009
Total AOCI	$41,185	$(10,068)	$31,117	$17,516	$(4,282)	$13,234
The components of other comprehensive income for the periods presented is summarized as follows:

	Three Months Ended March 31,
	2020			2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$35,342	$(8,640)	$26,702	$21,545	$(5,267)	$16,278
Reclassification adjustment for net gains included in net income	(9,243)	2,260	(6,983)	(4)	1	(3)
	26,099	(6,380)	19,719	21,541	(5,266)	16,275
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(2,004)	490	(1,514)	(15)	4	(11)
Reclassification adjustment for net interest income included in net income	(426)	104	(322)	(329)	80	(249)
	(2,430)	594	(1,836)	(344)	84	(260)
Total other comprehensive income	$23,669	$(5,786)	$17,883	$21,197	$(5,182)	$16,015

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of March 31, 2020 and December 31, 2019 were 28,879,576 and 28,927,576, respectively.
b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued as of March 31, 2020 and December 31, 2019 were 13,286,137 and 17,751,053, respectively. As of March 31, 2020 and December 31, 2019, there were 13,286,137 shares and 14,218,596 shares, respectively, of Class B common stock outstanding. As of March 31, 2020, the Company had no shares of common stock held as treasury stock. At December 31, 2019, the Company had 3,532,457 shares of common stock held as treasury stock under the cost method.
On February 14 and February 21, 2020, the Company repurchased an aggregate of 932,459 shares of nonvoting Class B common stock in two privately negotiated transactions (collectively, the “2020 Repurchase”) for $16.00 per share of Class B common stock. The aggregate purchase price for these transactions was approximately $15.2 million, including $0.3 million in broker fees and other expenses. The Company funded the 2020 Repurchase with available cash.
In March 2020, Company’s Board of Directors authorized the cancellation of all 4,464,916 shares of Class B Common Stock previously held as treasury stock, including shares repurchased during 2018, 2019 and 2020, effective March 31, 2020.
14.    Commitments and Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2020 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$786,873
Standby letters of credit	15,414
Commercial letters of credit	4,517
$806,804

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

15.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government sponsored enterprise debt securities	$—	$875,181	$—	$875,181
Corporate debt securities	—	330,194	—	330,194
U.S. government agency debt securities	—	253,182	—	253,182
Municipal bonds	—	65,421	—	65,421
U.S treasury securities	—	77,325	—	77,325
	—	1,601,303	—	1,601,303
Equity securities with readily determinable fair values not held for trading	—	24,225	—	24,225
Bank owned life insurance	—	213,266	—	213,266
Derivative instruments	—	42,300	—	42,300
	$—	$1,881,094	$—	$1,881,094
Liabilities
Derivative instruments	$—	$44,122	$—	$44,122

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government sponsored enterprise debt securities	$—	$933,112	$—	$933,112
Corporate debt securities	—	252,836	—	252,836
U.S. government agency debt securities	—	228,397	—	228,397
U.S. treasury securities	—	104,236	—	104,236
Municipal bonds	—	50,171	—	50,171
	—	1,568,752	—	1,568,752
Equity securities with readily determinable fair values not held for trading	—	23,848	—	23,848
Bank owned life insurance	—	211,852	—	211,852
Derivative instruments	—	12,097	—	12,097
	$—	$1,816,549	$—	$1,816,549

Liabilities
Derivative instruments	$—	$11,809	$—	$11,809
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,776,062	$2,669,835	$2,819,477	$2,721,291
Financial liabilities:
Time deposits	1,882,048	1,910,249	1,745,735	1,759,347
Advances from the FHLB	1,265,000	1,287,674	1,235,000	1,244,515
Junior subordinated debentures	64,178	60,200	92,246	86,738

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

16.	Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net income available to common stockholders	$3,382	$13,071
Denominator:		`
Basic weighted average shares outstanding	42,185	42,755
Dilutive effect of share-based compensation awards	348	159
Diluted weighted average shares outstanding	42,533	42,914

Basic earnings per common share	$0.08	$0.31
Diluted earnings per common share	$0.08	$0.30
As of March 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 482,316 and 786,213, respectively, were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant” “our” or “we”) results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three principal subsidiaries, Amerant Trust, N.A. (“Amerant Trust”), a non-depository trust company, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), and a grand-Cayman based trust company subsidiary Elant Bank & Trust LTD. (the “Cayman Bank”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the information contained in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020 (“Form 10-K”).
Cautionary Notice Regarding Forward-Looking Statements
Various of the statements made in this Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, without limitation, future financial and operating results; costs and revenues; economic conditions generally and in our markets and among our customer base; the challenges and uncertainties caused by the COVID-19 pandemic; the measures we have taken in response to the COVID-19 pandemic; our participation in the Paycheck Protection Program (“PPP”); loan demand; changes in the mix of our earning assets and our deposit and wholesale liabilities; net interest income and margin; yields on earning assets; interest rates and yield curves (generally and those applicable to our assets and liabilities); credit quality, including loan performance, non-performing assets, provisions for loan losses, charge-offs, other-than-temporary impairments and collateral values; the effect of redemptions of certain fixed rate trust preferred securities and related junior subordinated debt; rebranding and staff realignment costs and expected savings; market trends; and customer preferences, as well as statements with respect to our objectives, expectations and intentions and other statements that are not historical facts. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlooks,” “modeled” and other similar words and expressions of the future in this Form 10-Q. These forward-looking statements should be read together with the “Risk Factors” included in this Form 10-Q, our Form 10-K and our other reports filed with the SEC. Additionally, these forward-looking statements may not be realized due to a variety of factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, is the potential adverse effect of the COVID-19 pandemic, on the financial condition, results of operations, cash flows and performance of the Company and its customers and the global economy and financial markets. The extent of the impact of COVID-19 over the Company and its customers will depend on a number of issues and future developments, which, at this time, are extremely uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact of the pandemic, and the direct and indirect effects that the pandemic and related containment measures may have, among others. You should consider many of the risks listed in this report together with those risks and uncertainties described in “Risk factors” in our Form 10-K and in our other filings with the SEC, as being heightened as a result of the ongoing COVID-19 pandemic.

Additional factors that may cause actual results to deviate significantly from current expectations include but are not limited to:

•
the COVID-19 pandemic has significantly impacted economic conditions globally and in the United States, could have a material adverse effect on our business, financial condition and results of operation, and the ultimate impact on our business, financial condition and results of operations, will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response;

•
as a participating lender in the U.S. Small Business Administration (“SBA”) PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties;

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

•
certain of our directors may have actual or potential conflicts of interest because of their equity ownership in Mercantil Servicios Financieros, C.A., or the Former Parent, or their positions with the Former Parent and us;

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

•
the other factors and information in our Form 10-K and in this Form 10-Q and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Form 10-K and this Form 10-Q.

Forward-looking statements, including those as to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the Company’s actual results, performance, achievements, or financial condition to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not rely on any forward-looking statements as predictions of future events. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not expect us to update any forward-looking statements, except as required by law. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in our Form 10-K, in this Form 10-Q and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Amerant Trust, Amerant Investments, and Cayman Bank subsidiaries. The Bank’s three primary markets are South Florida, where we operate 19 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties, and a loan production office (“LPO”) in Dallas, Texas which opened in early 2019, and the greater New York City area, New York, where we also maintain a LPO that focuses on originating commercial real estate (“CRE”) loans.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic.
On March 13, 2020, the President of the Unites States of America (U.S.) declared a national state of emergency. In response to this outbreak, the governments of many states, cities and municipalities in the U.S., including the States of Florida, New York and Texas, have taken preventative or protective actions, such as imposing restrictions on business operations and advising or requiring individuals to limit or forego their time outside of their homes.
Business Continuity Plan Activated
The health and well-being of the Company’s employees, customers, and local communities remains paramount while the Company continues to provide the necessary services and products to customers with minimal disruption.
On March 16, 2020, we activated the Company's well-established Business Continuity Plan, or BCP. The BCP has effectively ensured the Company's resilient platform continues to operate during these extraordinary times, and has allowed us to continue providing the quality of products and services our customers have come to expect. The plan is supported and complemented by a robust business continuity governance framework, life safety program and annual enterprise-wide exercise and training program. The Company’s BCP plan is framed based on industry best practices and regulatory guidelines and is subject to periodic testing and independent audits. As of May 1, 2020, approximately 86% of the Company’s employees are working remotely. All banking centers are open to the public by drive-thru and by appointment-only, under a reduced schedule (except banking centers in Texas which are operating under regular business hours), and with limited staffing. All electronic channels remain fully operational.
Supporting Our Communities
Beginning on March 26, 2020 we began providing an array of tangible and meaningful support measures to support our customers and communities during the COVID-19 pandemic. These measures include waiving the Bank’s ATM fees for customers and non-customers, late payment fees on all consumer and business loans, and deposit account fees on a case-by-case basis. The Bank is also refraining from reporting negative information such as past due balances to credit bureaus, and, importantly, offering individualized loan payment assistance such as interest payment deferral and forbearance options. Additionally, in April 2020, the Bank increased its mobile check deposit limits. All of these efforts align with regulatory guidance aimed at helping customers and communities, while remaining prudent and manageable, and will continue until further notice.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill, to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s PPP, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, adding funding to the PPP, was enacted. As of May 1, 2020, the Company had received approval for 1,493 loan applications under the PPP totaling $197.8 million, and had funded $137.9 million.
Loan Loss Reserve and Mitigation Programs
The Company performed a comprehensive review of its loan exposures by industry to identify those most susceptible to increased credit risk as a result of the COVID-19 pandemic. The review estimated that approximately 30% of the outstanding loan portfolio as of March 31, 2020 is represented by loans to borrowers in industries, or with collateral values, that are potentially more vulnerable to the financial impact of the pandemic, and approximately 50% of which are secured with real estate collateral. The Company recorded a provision for loan losses of $22 million during the three months ended March 31, 2020 mainly as a result of the estimated deterioration of our loan portfolio caused by the COVID-19 pandemic.
The Company consistently reviews its existing credit approval practices to ensure that sound and prudent underwriting standards continue to drive the Company’s business relationships. As a result, the Company enhanced the monitoring of its entire loan portfolio and has proactively increased the frequency of periodic reviews and conversations with loan customers in anticipation of their future needs, which aligns with our relationship-centric banking model.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. As of May 1, 2020, loans under these programs totaled $1,119 million. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”). The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted. The following table summarizes the loan balances in these programs as of May 1, 2020:

Program Detail	Amounts
(in millions)
90-day payment deferral; interest added to principal balance upon modification and continues to accrue each month	$451
90-day interest payment deferral with no escrow payments	441
90-day interest payment deferral including escrow payments	197
180-day interest payment deferral	30
$1,119

Risks and Uncertainties
The COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world since March 2020. In the U.S and several other countries, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions have expanded significantly since March 31, 2020 and may continue to expand.  Given the uncertainty regarding the spread and severity of COVID-19 and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time. See—Risk Factors under Part II, Item 1A in this Form 10-Q.
Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, ROA and ROE.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (“FHLB”) and other borrowings such as repurchase agreements and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds.
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
Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) data processing and fees for other services provided to the Company’s Former Parent and its affiliates; (vi) securities gains or losses; (vii) net gains and losses on early extinguishment of FHLB advances; and (viii) other noninterest income.
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold. These are affected by prevailing market pricing of deposit services, interest rates, our marketing efforts and other factors.
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody (“AUM”) accounts decreased $243.5 million to $1.6 billion at March 31, 2020 from $1.8 billion at December 31, 2019. The decrease is mainly attributable to lower valuations resulting from the global financial impact of the COVID-19 pandemic, partially offset by account growth due to the Company’s increasingly successful sales efforts. Income from changes in the cash surrender value of our

BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable.
Credit card issuance fees are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees have included credit card issuance and credit and debit card interchange and other fees. We revised our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We entered into referral arrangements with recognized U.S.-based card issuers, which permit us to serve our international and domestic customers and earn referral fees and share interchange revenue without exposure to credit risk. Our credit card issuance and interchange fees, and interest, decreased as we ceased to be a direct card issuer.
We have historically provided certain administrative services to the Former Parent’s non-U.S. affiliates under certain administrative and transition service agreements with arms-length terms and pricing. Income from this source was generally based on the direct costs associated with providing the services plus a markup, and reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. For the quarter ended March 31, 2019, we were paid approximately $0.5 million for these services. These administrative and transition services ended in 2019. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide, certain shareholder services to us under a service agreement.
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
Salaries and employee benefits include compensation (including severance expenses), stock-based compensation, employee benefits and employer tax expenses for our personnel.
Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses.
Professional and other services fees include legal, accounting and consulting fees, card processing fees, and other fees related to our business operations, and include director’s fees and stock-based compensation and regulatory agency fees, such as OCC examination fees.
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

Other operating expenses include advertising, marketing (including rebranding expenses), community engagement, and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from the spin-off from our Former Parent.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During the first quarters of 2020 and 2019, we incurred restructuring expenses of approximately $0.4 million and $0.9 million, respectively. In the first quarter of 2020, restructuring expenses included $0.1 million and $0.3 million of staff reduction costs and digital transformation expenses, respectively ($0.9 million of rebranding costs in the first quarter of 2019).
Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, nonperforming and restructured assets. We also manage the adequacy of our allowance for loan losses, or the ALL, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
We review and update our ALL for loan loss model annually to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
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

Summary Results
The summary results for the quarter ended March 31, 2020 include the following (See “Selected Financial Information” for an explanation of non-GAAP financial measures):

•
Net income of $3.4 million down 74.1% from $13.1 million in the same period of 2019. This decrease was primarily due to a meaningful increase in the Company’s provision for loan losses in the first quarter of 2020. Operating income, which excludes provisions for loan losses or reversals, net gains on securities and income tax expense, was $16.7 million, flat from $16.6 million in the same period of 2019.

•
Net interest income (“NII”) was $49.2 million, down 11.2% from $55.4 million in the same period of 2019. Compared to the first quarter of 2019, this quarter’s lower NII is attributed to a decline in average yields on interest-earning assets, lower average loan balances, and the replacement of lower cost international deposits with higher cost domestic time deposits, partially offset by lower professional funding costs, primarily FHLB advances, trust preferred expenses as well as transactional deposit costs. Net interest margin (“NIM”) was 2.65% in the first quarter of 2020, down from 2.96% in the first quarter of 2019.

•
Credit quality indicators remained strong despite market dislocations associated with the COVID-19 pandemic. As a result of these dislocations, the Company increased its ALL by $22.0 million, compared to no provision recorded in the first quarter of 2019, mainly due to the estimated deterioration of our loan portfolio caused by the COVID-19 pandemic. The ratio of the ALL to total loans was 1.29% as of March 31, 2020, up from 1.05% in the same period last year. The ratio of loan charge-offs to average total loans in first quarter 2020 was 0.09%, down from the 0.10% in the first quarter of 2019. The Company did not experience any unanticipated losses in the first quarter of 2020 from exiting its former credit card programs.

•
Noninterest income was $21.9 million, up 66.5% from $13.2 million in the same period last year. The increase was primarily driven by $9.2 million of net gains on the sale of securities recognized in the first quarter of 2020.

•
Noninterest expense was $44.9 million, down 13.6% from $51.9 million in the first quarter of 2019.The year-over-year decline resulted mainly from lower salaries and employee benefit expenses and the absence of rebranding costs incurred last year related to the Company’s transformation efforts. Adjusted noninterest expense was $44.5 million in the first quarter of 2020, down 12.7% from $51.0 million in the first quarter of 2019. Adjusted noninterest expense in the first quarter of 2020 excludes $0.4 million in restructuring expenses.

•	The efficiency ratio was 63.1% (62.6% adjusted for staff reduction and digital transformation expenses), compared to 75.7% (74.4% adjusted for rebranding costs) for the corresponding period of 2019.

•	Stockholders’ book value per common share increased to $19.95, up 10.7% from $18.02 a year ago. Tangible book value per common share rose to $19.43, up 10.8% from $17.54 a year ago.

Selected Financial Information
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and our audited consolidated financial statement as of December 31, 2019. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2020 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	March 31, 2020	December 31, 2019
(in thousands)
Consolidated Balance Sheets
Total assets	$8,098,810	$7,985,399
Total investments	1,769,987	1,739,410
Total gross loans (1)	5,668,327	5,744,339
Allowance for loan losses	72,948	52,223
Total deposits	5,842,212	5,757,143
Junior subordinated debentures (2)	64,178	92,246
Advances from the FHLB and other borrowings	1,265,000	1,235,000
Stockholders' equity	841,117	834,701
Assets under management and custody (3)	1,572,322	1,815,848

	Three Months Ended March 31,
	2020	2019
(in thousands, except percentages and per share amounts)
Consolidated Results of Operations
Net interest income	$49,229	$55,437
Provision for loan losses	22,000	—
Noninterest income	21,910	13,156
Noninterest expense	44,867	51,945
Net income	3,382	13,071
Effective income tax rate	20.83%	21.49%

Common Share Data
Stockholders' book value per common share	$19.95	$18.02
Tangible stockholders' equity (book value) per common share (4)	$19.43	$17.54
Basic earnings per common share	$0.08	$0.31
Diluted earnings per common share	$0.08	$0.30
Basic weighted average shares outstanding	42,185	42,755
Diluted weighted average shares outstanding (5)	42,533	42,914

	Three Months Ended March 31,
	2020	2019
(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (6)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM) (7)	2.65%	2.96%
Net income / Average total assets (ROA) (8)	0.17%	0.65%
Net income / Average stockholders' equity (ROE) (9)	1.61%	6.87%

Capital Indicators (%)
Total capital ratio (10)	14.54%	14.35%
Tier 1 capital ratio (11)	13.38%	13.48%
Tier 1 leverage ratio (12)	10.82%	10.83%
Common equity tier 1 capital ratio (CET1) (13)	12.42%	11.79%
Tangible common equity ratio (14)	10.14%	9.61%

Asset Quality Indicators (%)
Non-performing assets / Total assets (15)	0.41%	0.26%
Non-performing loans / Total loans (1) (16)	0.59%	0.36%
Allowance for loan losses / Total non-performing loans (17)	218.49%	294.01%
Allowance for loan losses / Total loans (1) (17)	1.29%	1.05%
Net charge-offs / Average total loans (18)	0.09%	0.10%

Efficiency Indicators (% except FTE)
Noninterest expense / Average total assets	2.27%	2.58%
Salaries and employee benefits / Average total assets	1.48%	1.66%
Other operating expenses/ Average total assets (19)	0.79%	0.92%
Efficiency ratio (20)	63.07%	75.73%
Full-Time-Equivalent Employees (FTEs)	825	889

Adjusted Selected Consolidated Results of Operations and Other Data (4)
Adjusted noninterest expense	$44,513	$51,012
Adjusted net income	3,662	13,803
Operating income	16,652	16,644
Adjusted basic earnings per common share	0.09	0.33
Adjusted earnings per diluted common share (5)	0.09	0.32
Adjusted net income / Average total assets (Adjusted ROA) (8)	0.19%	0.69%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (9)	1.74%	7.25%
Adjusted noninterest expense / Average total assets	2.25%	2.53%
Adjusted salaries and employee benefits / Average total assets	1.48%	1.66%

	Three Months Ended March 31,
	2020	2019

Adjusted other operating expenses/ Average total assets (19)	0.77%	0.87%
Adjusted efficiency ratio (21)	62.57%	74.37%
__________________

(1)	Total gross loans are net of deferred loan fees and costs.

(2)
During the three months ended March 31, 2020, the Company redeemed $26.8 million of its 8.90% trust preferred securities. The Company simultaneously redeemed the junior subordinated debentures associated with these trust preferred securities.

(3)	Assets held for clients in an agency or fiduciary capacity which are not assets of the Company and therefore are not included in the consolidated financial statements.

(4)
This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.

(5) As of March 31, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 482,316 and 786,213, respectively. These potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

(6)	Operating data for the three months ended March 31, 2020 and 2019 have been annualized.

(7)	NIM is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.

(8)	Calculated based upon the average daily balance of total assets.

(9)	Calculated based upon the average daily balance of stockholders’ equity.

(10)	Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.

(11)	Tier 1 capital divided by total risk-weighted assets.

(12)
Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $62.3 million and $114.1 million at March 31, 2020 and 2019, respectively. In the three months ended March 31, 2020 $26.8 million in trust preferred securities were redeemed.

(13)	Common Equity Tier 1 (CET 1) capital divided by total risk-weighted assets.

(14)
Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles assets are included in other assets in the Company’s consolidated balance sheets.

(15)
Non-performing assets include all accruing loans past due 90 days or more, all nonaccrual loans, restructured loans that are considered “troubled debt restructurings” or “TDRs”, and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $33.4 and $20.5 million as of March 31, 2020 and 2019, respectively.

(16)
Non-performing loans include all accruing loans 90 days or more past due, all nonaccrual loans and restructured loans that are considered TDRs. Non-performing loans were $33.4 million and $20.5 million as of March 31, 2020 and 2019, respectively.

(17)
Allowance for loan losses was $72.9 million and $60.3 million as of March 31, 2020 and 2019, respectively. See Note 5 to our audited consolidated financial statements in our Form 10-K and Note 5 to these unaudited interim consolidated financial statements for more details on our impairment models.

(18)	Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(19)	Other operating expenses is the result of total noninterest expense less salary and employee benefits.

(20)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.

(21)	Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring costs, described in “Non-GAAP Financial Measures Reconciliation” herein.

Non-GAAP Financial Measures Reconciliation
Certain financial measures and ratios contained in this Form 10-Q, including “adjusted noninterest expense”, “adjusted net income”, “operating income”, “adjusted net income per share (basic and diluted)”, “adjusted return on assets (ROA)”, “adjusted return on equity (ROE)”, and other ratios appearing in the tables below are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). The Company refers to these financial measures and ratios as “non-GAAP financial measures.” The Company’s Non-GAAP financial measures are derived from the Company’s interim unaudited consolidated financial statements, adjusted for certain costs incurred by the Company in the periods presented related to tax deductible restructuring costs.
We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued into 2020, the one-time gain on sale of the vacant Beacon land in the fourth quarter of 2019, and the Company’s increase of its allowance for loan losses in 2020. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.
The following table sets forth the Company’s Non-GAAP financial measures.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Total noninterest expenses	$44,867	$51,945
Less: restructuring costs (1):
Staff reduction costs	54	—
Digital transformation expenses	300	—
Rebranding costs	—	933
Total restructuring costs	354	933
Adjusted noninterest expenses	$44,513	$51,012

Net income	$3,382	$13,071
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	354	933
Income tax effect	(74)	(201)
Total after-tax restructuring costs	280	732
Adjusted net income	$3,662	$13,803

Net income	$3,382	$13,071
Plus: income tax expense	890	3,577
Plus: provision for loan losses	22,000	—
Less: securities gains, net	9,620	4
Operating income	$16,652	$16,644

Basic earnings per share	$0.08	$0.31
Plus: after tax impact of restructuring costs	0.01	0.02
Total adjusted basic earnings per common share	$0.09	$0.33

Diluted earnings per share (2)	$0.08	$0.30
Plus: after tax impact of restructuring costs	0.01	0.02
Total adjusted diluted earnings per common share	$0.09	$0.32

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2020	2019
Net income / Average total assets (ROA)	0.17%	0.65%
Plus: after tax impact of restructuring costs	0.02%	0.04%
Adjusted net income / Average total assets (Adjusted ROA)	0.19%	0.69%

Net income / Average stockholders' equity (ROE)	1.61%	6.87%
Plus: after tax impact of restructuring costs	0.13%	0.38%
Adjusted net income / Average stockholders' equity (Adjusted ROE)	1.74%	7.25%

Efficiency ratio	63.07%	75.73%
Less: impact of restructuring costs	(0.50)%	(1.36)%
Adjusted efficiency ratio	62.57%	74.37%

Noninterest expense / Average total assets	2.27%	2.58%
Less: impact of restructuring costs	(0.02)%	(0.05)%
Adjusted Noninterest expense / Average total assets	2.25%	2.53%

Salaries and employee benefits / Average total assets	1.48%	1.66%
Less: impact of restructuring costs	—%	—%
Adjusted salaries and employee benefits / Average total assets	1.48%	1.66%

Other operating expenses / Average total assets	0.79%	0.92%
Less: impact of restructuring costs	(0.02)%	(0.05)%
Adjusted other operating expenses / Average total assets	0.77%	0.87%

Stockholders' equity	$841,117	$778,749
Less: goodwill and other intangibles	(21,698)	(21,005)
Tangible common stockholders' equity	$819,419	$757,744
Total assets	$8,098,810	$7,902,355
Less: goodwill and other intangibles	(21,698)	(21,005)
Tangible assets	$8,077,112	$7,881,350
Common shares outstanding	42,166	43,205
Tangible common equity ratio	10.14%	9.61%
Stockholders' book value per common share	$19.95	$18.02
Tangible stockholders' book value per common share	$19.43	$17.54
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
(2) As of March 31, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 482,316 and 786,213, respectively. These potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019
Net income
The table below sets forth certain results of operations data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2020	2019	2020 vs 2019
Net interest income	$49,229	$55,437	$(6,208)	(11.2)%
Provision for loan losses	22,000	—	22,000	—%
Net interest income after provision for loan losses	27,229	55,437	(28,208)	(50.9)%
Noninterest income	21,910	13,156	8,754	66.5%
Noninterest expense	44,867	51,945	(7,078)	(13.6)%
Income before income tax	4,272	16,648	(12,376)	(74.3)%
Income tax	(890)	(3,577)	2,687	(75.1)%
Net income	$3,382	$13,071	$(9,689)	(74.1)%
Basic earnings per common share	$0.08	$0.31	$(0.23)	(74.2)%
Diluted earnings per common share (1)	$0.08	$0.30	$(0.22)	(73.3)%
__________________

(1)
At March 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 482,316 and 786,213, respectively, mainly related to the Company’s IPO in 2018. See Note 16 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock and restricted stock units on earnings per share for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 and 2019
Net income declined to $3.4 million, or $0.08 per diluted earnings per share, in the three months ended March 31, 2020, from $13.1 million, or $0.30 per diluted earnings per share, in the same quarter of 2019. The decrease of $9.7 million, or 74.1%, in net income was mainly the result of: (i) the $22.0 million provision for loan losses in the first quarter of 2020, primarily due to the estimated deterioration of our loan portfolio due to the COVID-19 pandemic, and (ii) lower net interest income. These results were partially offset by: (i) higher noninterest income primarily driven by $9.2 million of net gains on the sale of securities recognized in the first quarter of 2020, (ii) lower salaries and employee benefit expenses, and (iii) the absence of rebranding costs incurred in the first quarter of 2019 related to the Company’s transformation efforts.
Net interest income declined to $49.2 million in the three months ended March 31, 2020 from $55.4 million in the three months ended March 31, 2019. The decrease of $6.2 million, or 11.2%, was primarily due to a decline in average yields on interest-earning assets, lower average loan balances, and the replacement of lower cost international deposits with higher cost domestic time deposits. This was partially offset by a decline in the average rate paid on total interest bearing liabilities, primarily FHLB advances and trust preferred expenses as well as transactional deposit costs.

Noninterest income increased $8.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, mainly due to the $9.2 million of net gains on the sale of securities recognized in the first quarter of 2020 and higher brokerage, advisory and fiduciary fees. These increases were partially offset by the absence of a $0.6 million gain on an early termination of FHLB advances recognized in the first quarter of 2019, lower credit card fee income due to the closing of the Company's credit card products in the first quarter of 2020, absence of fees associated with services previously provided to our Former Parent and its affiliates, and lower wire transfer fees.
Noninterest expenses decreased $7.1 million, or 13.6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by lower salaries and employee benefits, mainly driven by staff reductions in 2018 and 2019, lower stock-based compensation expense, and lower other operating expenses mainly due to the absence of rebranding costs in the first quarter of 2020. In the three months ended March 31, 2020 and 2019, noninterest expense included $0.4 million and $0.9 million, respectively, in restructuring costs, consisting primarily of staff reduction costs and digital transformation expenses in the three months ended March 31, 2020, and rebranding costs in the three months ended March 31, 2019. The Company did not implement any staffing changes related to the COVID-19 pandemic.
Adjusted net income for the quarter ended March 31, 2020 was $3.7 million, 73.5% lower than the same quarter one year ago. Adjusted net income excludes restructuring costs of $0.4 million and $0.9 million in the three months ended March 31, 2020 and 2019, respectively. Operating income remained relatively flat at $16.7 million from $16.6 million in the same period of 2019. Operating income excludes provisions for loan losses or reversals, net gains on securities and income tax expense. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Net interest income
Three Months Ended March 31, 2020 and 2019
In the three months ended March 31, 2020, we earned $49.2 million of net interest income, a decline of $6.2 million, or 11.2%, from $55.4 million in the same period of 2019. The decrease in net interest income was driven by: (i) a 45 basis point decline in the average yield on interest-earning assets resulting from the Federal Reserve decreasing the benchmark interest rate three times in 2019, plus the Federal Reserve’s emergency rate cuts on March 3, 2020 and March 15, 2020, (ii) a 1.6% decrease in the average balance of interest-earning assets mainly due to the strategic run-off of foreign financial institutions and non-relationship syndicated national credit loans throughout the first three quarters of 2019, and (iii) higher rates on time deposits. These results were partially offset by a decrease of 14 basis points in average rates paid on total interest bearing liabilities, primarily driven by lower cost of transactional deposits and borrowings as well as lower interest expense due to redemptions of trust preferred securities. Net interest margin decreased 31 basis points to 2.65% in the three months ended March 31, 2020 from 2.96% in the three months ended March 31, 2019.
NII and NIM are expected to remain pressured as the Company's interest-earning assets price lower in a depressed interest rate environment due to the COVID-19 pandemic and as the Company’s low-cost international deposits continue to run off. Against this backdrop, the Company is proactively repricing deposits, leveraging opportunities for higher-yield investments (i.e., the Company has and, if market conditions are supportive, may continue to seek to enhance yield by investing in private-label CMBS, bank subordinated debt, corporate debt and other higher-yielding securities), and lower-cost wholesale funding, and seeking to reduce asset sensitivity, while working diligently to meet the banking needs of the Company’s domestic and international clients. In early April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances, resulting in 26 bps of annual savings and $2.4 million of savings for the remainder of 2020. See — Capital Resources and Liquidity Management. The Company expects new funding costs and loan income to track market rates closely in the coming months as the impacts from the COVID-19 pandemic continue.

On July 31, 2019 and September 7, 2019, the Company redeemed all $10.0 million of its outstanding 10.18% trust preferred securities issued by its Commercebank Capital Trust III subsidiary (“Capital Trust III”), and all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Commercebank Statutory Trust II subsidiary (“Statutory Trust II”). On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Commercebank Capital Trust I (“Capital Trust I”). These redemptions are expected to reduce the Company’s annual pretax interest expense by approximately $5.0 million. See “—Capital Resources and Liquidity Management” for detailed information. Additionally, on August 8, 2019 the Company entered into five interest rate swap contracts with notional amounts totaling $64.2 million, that were designed as cash flow hedges, to manage the exposure of floating interest payments on all of the Company’s variable-rate junior subordinated debentures. These cash flow hedges took advantage of the inverted yield curve to reduce the Company’s interest expense. The Company will continue to explore the use of hedging activities to manage its interest rate risk.
Interest Income. Total interest income was $71.3 million in the three months ended March 31, 2020, compared to $80.3 million for the same period of 2019. The $9.0 million, or 11.2%, decline in total interest income was primarily due to: (i) a decline in yields of interest-earning assets as result of the aforementioned Federal Reserve’s reductions to the benchmark interest rate in 2019 plus the previously mentioned emergency rate cuts in March 2020, and (ii) lower average balances of interest-earning assets driven by the strategic run-off of foreign financial institution loans and non-relationship syndicated national credit loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the three months ended March 31, 2020 was $59.8 million compared to $66.7 million for the comparable period of 2019. The $6.9 million, or 10.4%, decrease was primarily due to a 43 basis point decline in average yields, and a 2.4% decrease in the average balance of loans in the first quarter of 2020 over the same period in 2019, mainly as a result of the strategic run-off of foreign financial institution loans and non-relationship syndicated national credit loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale securities portfolio decreased $1.3 million, or 11.7%, to $9.5 million in the three months ended March 31, 2020 compared to $10.8 million in the same period of 2019. This was mainly due to a 37 basis point decline in the average yields. In the first quarter of 2020, we continued to see high levels of prepayments accelerate on our mortgage-related securities given the lower interest-rate environment. To combat this, we rebalanced the portfolio by changing the duration of certain portions in favor of longer-duration assets. In the first quarter of 2020, we completed the sale of 20-year Treasury securities and replaced them with longer-duration bonds to mitigate higher expected prepayments on mortgage-related securities in a low interest rate market. Additionally, we continued to decrease our portion of floating rate investment securities as interest rates are expected to continue declining in the near future. Floating rate investments comprised approximately 14.6% of our investment portfolio at the end of March 2020, down from 16.8% in the year ago quarter.
Interest Expense. Interest expense on total interest-bearing liabilities decreased $2.8 million, or 11.2%, to $22.1 million in the three months ended March 31, 2020 compared to $24.9 million in the same period of 2019, primarily due to lower cost of transactional deposits and borrowings as well as lower interest expense due to redemptions of trust preferred securities. This was partially offset by higher rates paid on time deposits.

Interest expense on deposits increased to $16.9 million in the three months ended March 31, 2020 compared to $16.6 million for the same period of 2019. The $0.3 million, or 2.0%, increase was primarily due to a 8 basis point increase in the average rates paid on deposits, mainly time deposits. Average total time deposits increased by $38.7 million, or 1.6%, mainly as a result of our efforts to capture online deposits which resulted in an increase of $69.0 million, or 50.2%, in online deposits during the first quarter of 2020. Average total checking and savings account balances for the first quarter of 2020 decreased year-on-year by $273.9 million, or 9.8%, primarily due to a decline of $329.3 million, or 14.3%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes $20.8 million, or 5.8%, in commercial accounts and $308.5 million, or 15.9%, in personal accounts. The overall decline in average balance of international commercial and personal accounts is primarily due to the continued utilization of deposits from our Venezuelan customers to fund everyday expenses, as challenging conditions in their country persist.
Interest expense on FHLB advances and other borrowings decreased by $1.8 million, or 28.9%, in the three months ended March 31, 2020 compared to the same period of 2019. This was the result of a decrease of 80 basis points in the average rate paid on these borrowings partially offset by an increase of 8.6% in the average balance outstanding.
Interest expense on junior subordinated debentures decreased by $1.3 million, or 62.5%, in the three months ended March 31, 2020 compared to the same period last year, mainly driven by a decline of $45.0 million in the average balance outstanding in connection with the redemption of the Capital Trust III, Statutory Trust II, and Capital Trust I, previously discussed.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,573,627	$59,788	4.31%	$5,707,891	$66,722	4.74%
Debt securities available for sale (2)	1,549,502	9,497	2.47%	1,532,649	10,750	2.84%
Debt securities held to maturity (3)	72,472	400	2.22%	84,613	586	2.81%
Equity securities with readily determinable fair value not held for trading	24,052	131	2.19%	23,179	139	2.43%
Federal Reserve Bank and FHLB stock	71,192	1,037	5.86%	67,461	1,106	6.65%
Deposits with banks	171,848	462	1.08%	169,811	1,004	2.40%
Total interest-earning assets	7,462,693	71,315	3.84%	7,585,604	80,307	4.29%
Total non-interest-earning assets less allowance for loan losses	488,651			477,714
Total assets	$7,951,344			$8,063,318

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,071,558	$135	0.05%	$1,262,603	$274	0.09%
Money market	1,136,501	3,249	1.15%	1,158,623	3,717	1.30%
Savings	322,682	17	0.02%	383,425	16	0.02%
Total checking and saving accounts	2,530,741	3,401	0.54%	2,804,651	4,007	0.58%
Time deposits	2,461,073	13,484	2.20%	2,422,351	12,553	2.10%
Total deposits	4,991,814	16,885	1.36%	5,227,002	16,560	1.28%
Advances from the FHLB and other borrowings (4)	1,195,714	4,412	1.48%	1,101,356	6,205	2.28%
Junior subordinated debentures	73,123	789	4.34%	118,110	2,105	7.23%
Total interest-bearing liabilities	6,260,651	22,086	1.42%	6,446,468	24,870	1.56%
Total non-interest-bearing liabilities	846,493			856,211
Total liabilities	7,107,144			7,302,679
Stockholders’ equity	844,200			760,639
Total liabilities and stockholders' equity	$7,951,344			$8,063,318
Excess of average interest-earning assets over average interest-bearing liabilities	$1,202,042			$1,139,136
Net interest income		$49,229			$55,437
Net interest rate spread			2.42%			2.73%
Net interest margin (5)			2.65%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	119.20%			117.67%

_____________

(1)	Average non-performing loans of $32.8 million and $19.8 million for the three months ended March 31, 2020 and 2019, respectively, are included in the average loan portfolio net balance.

(2)
Includes nontaxable securities with average balances of $49.4 million and $158.0 million for the three months ended March 31, 2020 and 2019, respectively. The tax equivalent yield for these nontaxable securities for the three months ended March 31, 2020 and 2019 was 3.88% and 4.02%, respectively. In the three months ended March 31, 2020 and 2019, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(3)
Includes nontaxable securities with average balances of $72.5 million and $84.6 million for the three months ended March 31, 2020 and 2019, respectively. The tax equivalent yield for these nontaxable securities for the three months ended March 31, 2020 and 2019 was 2.81% and 3.55%, respectively. In the three months ended March 31, 2020 and 2019, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(4)	The terms of the advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended March 31,
	2020	2019
(in thousands)
Balance at the beginning of the period	$52,223	$61,762

Charge-offs
Domestic Loans:
Real estate loans
Single-family residential	—	(87)
Owner occupied	(27)	—
	(27)	(87)
Commercial	(1,074)	(992)
Consumer and others	(222)	(109)
	(1,323)	(1,188)

International Loans (1):
Commercial	(34)	(18)
Consumer and others	(251)	(406)
	(285)	(424)
Total Charge-offs	$(1,608)	$(1,612)

Recoveries
Domestic Loans:
Real estate loans
Single-family residential	30	39
Commercial	61	31
Consumer and others	17	1
	108	71

International Loans (1):
Commercial	124	92
Consumer and others	101	9
	225	101
Total Recoveries	$333	$172

Net charge-offs	(1,275)	(1,440)
Provision for loan losses	22,000	—
Balance at the end of the period	$72,948	$60,322
__________________

(1)	Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended March 31,
	2020	2019
(in thousands)
Venezuela	$231	$312
Other countries	20	94
Total charge offs	$251	$406
Three Months Ended March 31, 2020 and 2019
During the three months ended March 31, 2020, charge-offs remained relatively flat at $1.6 million compared to the same period of the prior year. Charge-offs during the first quarter of 2020, included $1.1 million related to 4 commercial loans and $0.4 million related to multiple credit cards due to the discontinuation of the Company’s credit card products. The aforementioned $0.4 million in credit card charge-offs had already been reserved and the Company did not experience any unanticipated losses during the first quarter of 2020.The ratio of net charge-offs over the average total loan portfolio during the three months ended March 31, 2020 decreased 1 basis point to 0.09% from 0.10% in the same quarter in 2019.
During the three months ended March 31, 2020, we recorded a provision for loan losses of $22.0 million compared to no provision for loan losses during the same period last year. The increase is mainly due to a provision of $19.8 million in the first quarter of 2020 driven by estimated losses reflecting deterioration in the macro-economic environment as a result of the impact of COVID-19 across multiple impacted sectors. In addition, the increase in the provision included $1.2 million in additional specific reserves allocated to the multi-loan relationship with a South Florida food wholesale borrower disclosed in previous quarters, and $1.0 million in additional reserves to cover the charge-offs of four commercial loans.
On March 26, 2020, the Company began offering customized loan payment relief options as a result of the impact of COVID-19, including interest payment deferral and forbearance options. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. The Company is actively monitoring these loans in order to proactively identify negative patterns by industry and/or region and pursue remediation efforts in a timely manner. While the economic disruption caused by the COVID-19 pandemic is expected to impact the Company's credit quality, it is difficult to estimate the potential outcome due to the uncertain duration and magnitude of the slowdown in U.S. and global economic activity. The Company will continue to closely monitor the performance of loans to borrowers in impacted sectors, and will reassess its provisions as conditions evolve. As of May 1, 2020, loans under these programs totaled $1,119 million. The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended March 31,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,290	19.6%	$4,086	31.1%	$204	5.0%
Brokerage, advisory and fiduciary activities	4,133	18.9%	3,688	28.0%	445	12.1%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,414	6.5%	1,404	10.7%	10	0.7%
Securities gains, net (2)	9,620	43.9%	4	—%	9,616	N/M
Cards and trade finance servicing fees	395	1.8%	915	7.0%	(520)	(56.8)%
(Loss) gain on early extinguishment of FHLB advances, net	(7)	—%	557	4.2%	(564)	(101.3)%
Data processing and fees for other services	—	—%	520	4.0%	(520)	(100.0)%
Other noninterest income (3)	2,065	9.3%	1,982	15.0%	83	4.2%
Total noninterest income	$21,910	100.0%	$13,156	100.0%	$8,754	66.5%

_________________

(1)	Changes in cash surrender value of BOLI are not taxable.

(2)	Includes net gain on sale of securities of $9.2 million and unrealized gain on change in market value of mutual fund of $0.4 million during the three months ended March 31, 2020.

(3)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M Means not meaningful

Three Months Ended March 31, 2020 and 2019
Total noninterest income increased $8.8 million, or 66.5%, in the three months ended March 31, 2020 compared to the same period of 2019. The increase was mainly driven by a $9.2 million net gain on the sale of securities, particularly on the sale of 20-year Treasury securities replaced with longer-duration bonds to mitigate higher expected prepayments on mortgage-related securities in a low interest rate market. In addition, there was an increase in brokerage, advisory and fiduciary activities in the first quarter of 2020. These increases were partially offset by the absence of a $0.6 million gain on an early termination of FHLB advances recognized in the first quarter of 2019, lower cards servicing fees, the absence of data processing and fees for other services provided to the Former Parent and its affiliates, as well as lower wire transfer fees, attributable to the implementation of Zelle® that began in the fourth quarter of 2019.
Brokerage, advisory and fiduciary activities increased $0.4 million or 12.1%, in the three months ended March 31, 2020 compared to the same period last year, mainly due to an improved allocation of AUMs into our advisory services and higher volume of customer trading activity as a result of increased market volatility.
Cards servicing fees declined $0.5 million or 56.8%, in the three months ended March 31, 2020 compared to the same quarter last year, mainly due to the discontinuation of the Company's credit card program.
In the three months ended March 31, 2020, there were no data processing and fees for other services compared to $0.5 million in the same period last year, as services previously provided to the Company’s Former Parent and its affiliates ended in the third quarter of 2019.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2020		2019		2020 vs 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
(in thousands, except percentages)
Salaries and employee benefits	$29,326	65.4%	$33,437	64.4%	$(4,111)	(12.3)%
Occupancy and equipment	3,803	8.5%	4,042	7.8%	(239)	(5.9)%
Telecommunications and data processing	3,464	7.7%	3,026	5.8%	438	14.5%
Professional and other services fees	2,954	6.6%	3,444	6.6%	(490)	(14.2)%
Depreciation and amortization	1,959	4.4%	1,942	3.7%	17	0.9%
FDIC assessments and insurance	1,118	2.5%	1,393	2.7%	(275)	(19.7)%
Other operating expenses (1)	2,243	4.9%	4,661	9.0%	(2,418)	(51.9)%
Total noninterest expenses	$44,867	100.0%	$51,945	100.0%	$(7,078)	(13.6)%
_______

(1)
Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended March 31, 2020 and 2019
Noninterest expense decreased by $7.1 million, or 13.6%, in the three months ended March 31, 2020 compared to the same period in 2019, primarily driven by lower salaries and employee benefits, other operating expenses, professional and service fees, and FDIC assessments and insurance expenses. These declines were partially offset by higher telecommunications and data processing expenses during the first quarter of 2020 compared to the same period last year.
Salaries and employee benefits decreased by $4.1 million or 12.3%, in the three months ended March 31, 2020 compared to the same period last year. This was mainly driven by staff reductions completed in 2019 and 2018 and the decline in stock-based compensation expense during the first quarter of 2020. In the three months ended March 31, 2020, we recorded stock-based compensation expense of $0.3 million compared to $1.5 million in the same quarter one year ago. There were no staff reduction costs in the first quarter of 2019.
Other operating expenses decreased by $2.4 million or 51.9%, in the three months ended March 31, 2020 compared to the same period last year. This was mainly due to the absence of rebranding costs in the first quarter of 2020 compared to $0.9 million of rebranding costs in the same period last year related to the Company’s transformation efforts.
FDIC assessments and insurance expense decreased by $0.3 million in the three months ended March 31, 2020. The decrease was primarily due to lower FDIC assessment costs due to credits received in the first quarter of 2020.
Telecommunication and data processing expenses increased by $0.4 million in the three months ended March 31, 2020 compared to the same period last year, mainly driven by an increase in software services, associated with the Company’s digital transformation.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2020	2019	2020 vs 2019
(in thousands, except effective tax rates and percentages)
Income tax expense	$890	$3,577	($2,687)	(75.12)%
Effective income tax rate	20.83%	21.49%	(0.66)%	(3.07)%
The income tax expense for the three months ended March 31, 2020 and 2019 reflects the corporate federal income tax rate under the 2017 Tax Act (the “2017 Tax Act”) which, beginning January 1, 2018, decreased the corporate federal income tax rate from 35% to 21%.
As of March 31, 2020, the Company’s net deferred tax asset was $4.9 million, a decline of $0.5 million compared to $5.5 million as of December 31, 2019. This decrease was mainly driven by an increase of $26.1 million in net unrealized holding gains on available for sale securities during the first quarter of 2020.

Financial Condition - Comparison of Financial Condition as of March 31, 2020 and December 31, 2019
Assets. Total assets were $8.1 billion as of March 31, 2020, an increase of $113.4 million, or 1.4%, compared to $8.0 billion as of December 31, 2019. This change includes increases of $149.7 million and $30.2 million in cash and cash equivalents and total securities, respectively, partially offset by a decrease of $96.7 million in loans held for investment net of allowance for loan losses. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $271.1 million at March 31, 2020 from $121.3 million at December 31, 2019. The increase of $149.7 million or 123.4% , is attributable to higher balances at the Federal Reserve as a part of preventive business measures being taken to mitigate the potential negative impact of the COVID-19 pandemic.
Cash flows provided by operating activities were $3.2 million in the three months ended March 31, 2020. This was primarily attributed to net income in the period.
Net cash provided by investing activities was $74.8 million during the three months ended March 31, 2020, mainly driven by maturities, sales and calls of securities available for sale and FHLB stock totaling $196.7 million and $7.3 million, respectively, a net decrease in loans of $61.6 million, and proceeds from loan portfolio sales totaling $13.1 million. These proceeds were partially offset by purchases of available for sale securities and FHLB stock totaling $197.5 million and $8.5 million, respectively.
In the three months ended March 31, 2020, net cash provided by financing activities was $71.8 million. These activities included a $121.1 million increase in time deposits and $30.0 million in net proceeds from FHLB advances. These proceeds were partially offset by a $36.0 million net decrease in total demand, savings and money market deposit balances, the redemption of $28.1 million in junior subordinated debentures and the $15.2 million repurchase of shares of Class B common stock both completed in the first quarter of 2020.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2020	December 31, 2019
(in thousands, except percentages)
Total loans, gross (1)	$5,668,327	$5,744,339
Total loans, gross / total assets	70.0%	71.9%

Allowance for loan losses	$72,948	$52,223
Allowance for loan losses / total loans, gross (1) (2)	1.29%	0.91%

Total loans, net (3)	$5,595,379	$5,692,116
Total loans, net / total assets	69.1%	71.3%
_______________

(1)	Total loans, gross are outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and the allowance for loan losses.

(2)
See Note 5 of our audited consolidated financial statements in the Form 10-K for the year ended December 31, 2019 and Note 5 of these unaudited interim consolidated financial statements for more details on our impairment models.

(3)	Total loans, net are outstanding loan principal balance net of deferred loan fees and costs, excluding loans held for sale and net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at March 31, 2020 and December 31, 2019 is depicted in the following table:

(in thousands)	March 31, 2020	December 31, 2019
Retail (1)	$1,144,093	$1,143,565
Multifamily	834,016	801,626
Office space	447,408	453,328
Land and construction	225,179	278,688
Hospitality	196,209	198,807
Industrial and warehouse	87,583	96,102
	$2,934,488	$2,972,116
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

(in thousands)	March 31, 2020	December 31, 2019
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,875,293	$1,891,802
Multi-family residential	834,016	801,626
Land development and construction loans	225,179	278,688
	2,934,488	2,972,116
Single-family residential	464,252	427,431
Owner occupied	923,260	894,060
	4,322,000	4,293,607
Commercial loans	1,027,403	1,190,193
Loans to depository institutions and acceptances (1)	16,568	16,547
Consumer loans and overdrafts (2) (3)	131,797	72,555
Total Domestic Loans	5,497,768	5,572,902

International Loans:
Real Estate Loans
Single-family residential (4)	105,088	111,671
Commercial loans	57,348	43,850
Loans to depository institutions and acceptances	8	5
Consumer loans and overdrafts (3) (5)	8,115	15,911
Total International Loans	170,559	171,437
Total Loan Portfolio	$5,668,327	$5,744,339
__________________

(1)	Secured by cash or U.S. Government securities.

(2)	Includes customers’ overdraft balances totaling $0.7 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively.

(3)
There were no outstanding credit card balances as of March 31, 2020. At December 31, 2019, balances were mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality.

(4)	Secured by real estate properties located in the U.S.

(5)	International customers’ overdraft balances were de minimis at each of the dates presented.

As of March 31, 2020, the loan portfolio decreased $76.0 million, or 1.3%, to $5.7 billion, compared to December 31, 2019. Loans to international customers, primarily from Latin America, declined by $0.9 million, or 0.5%, as of March 31, 2020, compared to December 31, 2019. The domestic loan exposure decreased $75.1 million, or 1.3%, as of March 31, 2020, compared to December 31, 2019. The decline in total domestic loans includes net decreases of $162.8 million and $37.6 million in Commercial and CRE loans, respectively, partially offset by net increases of $29.2 million, $36.8 million and $59.2 million in owner occupied loans, single-family residential loans and consumer loans, respectively. The increase in consumer loans includes $60 million in high-yield indirect consumer loans purchased during the quarter. The overall decrease in domestic loans was mainly driven by seasonally lower loan activity in the first quarter of 2020 as well as a further slowdown in loan production towards the end of the quarter as a result of the COVID-19 pandemic.

As of March 31, 2020, syndicated loans that financed highly leveraged transactions were $21.8 million, or 0.4%, of total loans, compared to $35.7 million, or 0.6%, of total loans as of December 31, 2019.
Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	March 31, 2020		December 31, 2019
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$97,944	1.2%	$112,297	1.4%
Other (3)	72,615	0.9%	59,140	0.7%
Total	$170,559	2.1%	$171,437	2.1%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $14.5million and $15.2 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $97.5 million and $104.0 million as of March 31, 2020 and December 31, 2019, respectively.

(3)	Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	March 31, 2020				December 31, 2019
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$24	$97,920	$—	$97,944	$8,141	$3,617	$100,539	$112,297
Other (2)	—	72,615	—	72,615	6,146	9,282	43,712	59,140
Total (3)	$24	$170,535	$—	$170,559	$14,287	$12,899	$144,251	$171,437
_________________

(1)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $97.5 million and $104.0 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(3)
Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $14.5 million and $15.2 million as of March 31, 2020 and December 31, 2019, respectively.

Loan Quality
Allocation of Allowance for Loan Losses
In the following table, we present the allocation of the ALL by loan segment at the end of the periods presented. The amounts shown in this table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages. These amounts represent our best estimates of losses incurred, but not yet identified, at the reported dates, derived from the most current information available to us at those dates and, therefore, do not include the impact of future events that may or may not confirm the accuracy of those estimates at the dates reported. Our ALL is established using estimates and judgments, which consider the views of our regulators in their periodic examinations. We also show the percentage of each loan class, which includes loans in nonaccrual status.

	March 31, 2020		December 31, 2019
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$36,430	51.8%	$25,040	51.7%
Commercial	28,255	36.5%	22,132	38.1%
Financial institutions	42	0.3%	42	0.3%
Consumer and others (1)	5,695	8.4%	1,677	6.9%
	70,422	97.0%	48,891	97.0%

International Loans (2)
Commercial	807	1.0%	350	0.8%
Financial institutions	—	—%	—	—%
Consumer and others (1)	1,719	2.0%	2,982	2.2%
	2,526	3.0%	3,332	3.0%

Total Allowance for Loan Losses	$72,948	100.0%	$52,223	100.0%
% of Total Loans	1.29%		0.91%
__________________

(1)
Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S. The total allowance for loan losses, after the charge-offs, for credit card receivables totaled $1.8 million at December 31, 2019. Outstanding credit card balances were repaid during the first quarter of 2020, therefore, there is no allowance for the credit card product as of March 31, 2020.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the three months ended March 31, 2020, the shift in the allocation of the ALL was driven by loan composition changes, primarily the purchase of domestic consumer loans and the reduction of the international credit cards, coupled with the allocation of the loan loss provisions increase due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mostly domestic real estate, domestic commercial and domestic consumer.

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

	March 31, 2020	December 31, 2019
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,936	$1,936
Single-family residential	5,340	5,431
Owner occupied	13,897	14,130
	21,173	21,497
Commercial loans	9,993	9,149
Consumer loans and overdrafts	443	390
Total Domestic	31,609	31,036

International Loans: (2)
Real Estate Loans
Single-family residential	1,737	1,860
Consumer loans and overdrafts	24	26
Total International	1,761	1,886
Total Non-Accrual Loans	$33,370	$32,922

Past Due Accruing Loans (3)

International Loans:
Real Estate Loans
Single-family residential	5	—
Consumer loans and overdrafts	12	5
Total International	17	5
Total Past Due Accruing Loans	$17	$5

Total Non-Performing Loans	$33,387	$32,927
Other Real Estate Owned	42	42
Total Non-Performing Assets	$33,429	$32,969
__________________

(1)
Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of March 31, 2020 and December 31, 2019, non-performing TDRs include $9.7 million and $9.8 million, respectively, in a multiple loan relationship to a South Florida borrower.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(3)	Loans past due 90 days or more but still accruing.

At March 31, 2020, non-performing assets increased $0.5 million, or 1.4%, compared to December 31, 2019. The increase in non-performing assets was mainly due to the addition of three commercial loans totaling $2.3 million and two single-family loans totaling $0.6 million. This increase was offset mainly by the charge-off of four commercial loans totaling $1.1 million, the paydown of one commercial loan of $0.4 million and three single family residential loans totaling $0.6 million.
We recognized no interest income on nonaccrual loans during the three months ended March 31, 2020 and 2019. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in each of the three months ended March 31, 2020 and 2019 was $0.4 million.
The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2020				December 31, 2019
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$—	$757	$1,936	$2,693	$9,324	$762	$1,936	$12,022
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	9,852	—	—	9,852	9,955	—	—	9,955
	9,852	757	1,936	12,545	19,279	762	1,936	21,977
Single-family residential	—	7,082	—	7,082	—	7,291	—	7,291
Owner occupied	7,190	14,005	—	21,195	8,138	14,240	—	22,378
	17,042	21,844	1,936	40,822	27,417	22,293	1,936	51,646
Commercial loans	2,587	9,459	2,643	14,689	5,569	8,406	2,669	16,644
Consumer loans and overdrafts	—	41	434	475	—	67	357	424
	$19,629	$31,344	$5,013	$55,986	$32,986	$30,766	$4,962	$68,714
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

At March 31, 2020, substandard loans increased $0.6 million, or 1.9%, compared to December 31, 2019. The increase was mainly attributed to the addition of four commercial loans totaling $2.5 million and two single-family loans totaling $0.6 million. This increase was offset mainly by the charge-off of four commercial loans totaling $1.1 million, the paydown of one commercial loan of $0.4 million and three single family residential loans totaling $0.6 million.
At March 31, 2020, special mention loans decreased $13.4 million, or 40.5%, compared to December 31, 2019. This was mainly due to the upgrade of three CRE loans totaling $9.3 million to pass, the upgrade of one owner occupied loan for $0.9 million to pass, the paydown of three commercial loans totaling $1.2 million, the downgrade of two commercial loans totaling $1.7 million to substandard and the upgrade of one commercial loan of $0.4 million to pass. The decrease was offset by the downgrade of one commercial loan of $0.2 million to special mention during the period. All special mention loans remain current.
Since late 2016, and consistent with industry practice, credit cards held by Venezuelan residents with outstanding balances above the corresponding customer’s average deposit balances with the Bank were classified substandard and charging privileges were suspended.
At December 31, 2019, approximately 95% of our credit card holders were foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuelan economy. In April 2019, we revised our credit card program to further strengthen the Company’s overall credit quality. We stopped charge privileges to our riskiest cardholders and required repayment of their balances by November 2019. In October 2019, we curtailed charge privileges to the remaining cardholders and required repayment of their balances by January 2020. All amounts deemed uncollectible were charged off during 2019. At December 31, 2019, the outstanding balance and the assigned allowance for loan losses after the charge-offs was $11.1 million and $1.8 million, respectively. At December 31, 2019, there were no credit cards classified as substandard. There were no outstanding credit card balances as of March 31, 2020.
Due to the discontinuation of the credit card product, credit card charge-offs during the first quarter of 2020 totaled $0.4 million, all of which were already reserved. The Company experienced no unanticipated losses during the first quarter of 2020 as a result of the discontinuation of its credit card products.
On March 26, 2020, the Company began offering customized loan payment relief options as a result of the impact of COVID-19, including interest payment deferral and forbearance options. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. The Company is actively monitoring these loans to permit the proactive identification of negative patterns by industry and/or region and pursuing remediation efforts in a timely manner. While the economic disruption caused by the COVID-19 pandemic is expected to impact the Company's credit quality, it is difficult to estimate the potential outcome due to the uncertain duration and scope of the slowdown in U.S. economic activity. The Company will continue to closely monitor the performance of loans to borrowers in impacted sectors, and will reassess its provisions as conditions evolve. As of May 1. 2020, loans under these programs totaled $1,119 million. The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2020 and December 31, 2019, are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$757	$762
Owner occupied	108	110
	865	872
Commercial loans	2,108	1,926
Consumer loans and overdrafts (1)	8	9
	$2,981	$2,807
__________
(1) Corresponds to international consumer loans.

At March 31, 2020, total potential problem loans increased $0.2 million, or 6.2%, compared to December 31, 2019. The increase is mainly attributed to one commercial loan totaling $0.2 million.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2020 and December 31, 2019. The book value for debt securities classified as available for sale and equity securities represents fair value and the book value for debt securities classified as held to maturity represents amortized cost.

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government agency debt	$253,182	14.3%	$228,397	13.1%
U.S. government sponsored enterprise debt	875,181	49.4%	933,112	53.6%
Corporate debt (1) (2)	330,194	18.7%	252,836	14.5%
U.S. Treasury debt	77,325	4.4%	104,236	6.0%
Municipal bonds	65,421	3.7%	50,171	2.9%
	$1,601,303	90.5%	$1,568,752	90.1%

Debt securities held to maturity (3)	$70,336	4.0%	$73,876	4.3%

Equity securities with readily determinable fair value not held for trading (4)	24,225	1.4%	23,848	1.4%

Other securities (5):	$74,123	4.1%	$72,934	4.2%
	$1,769,987	100.0%	$1,739,410	100.0%
__________________

(1)
March 31, 2020 and December 31, 2019 include $13.4 million and $5.2 million, respectively, in “investment-grade” quality securities issued by corporate entities. The securities issuers were from Canada and Japan in two different sectors at March 31, 2020, and from Japan in the financial services sector at December 31, 2019. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.

(2)	Securities from issuers in the financial services sector represent 1.8% and 1.3% of our total assets at March 31, 2020 and December 31, 2019, respectively.

(3)	Includes securities issued by U.S. government and U.S. government sponsored agencies.

(4)
Includes an open-end fund incorporated in the U.S. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act of 1977.

(5)
Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2020 and December 31, 2019. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

March 31, 2020
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$875,181	2.74%	$1,889	3.65%	$27,399	2.53%	$108,743	2.76%	$737,150	2.74%	$—	—%
Corporate debt-domestic	316,767	3.11%	95,221	3.29%	123,542	2.79%	90,552	3.23%	7,452	4.76%	—	—%
U.S. Government agency debt	253,182	2.58%	85	3.29%	10,027	2.35%	31,453	2.62%	211,617	2.58%	—	—%
Municipal bonds	65,421	3.11%	—	—%	—	—%	46,554	3.33%	18,867	2.57%	—	—%
Corporate debt-foreign	13,427	3.17%	—	—%	4,967	2.07%	8,460	3.81%	—	—%	—	—%
U.S. treasury securities	77,325	1.57%	6,800	1.57%	1,017	0.56%	—	—%	69,508	1.59%	—	—%
	$1,601,303	2.75%	$103,995	3.18%	$166,952	2.69%	$285,762	3.02%	$1,044,594	2.64%	$—	—%

Debt securities held to maturity	$70,336	2.39%	$—	—%	$—	—%	$11,567	2.92%	$58,769	2.28%	$—	—%

Equity securities with readily determinable fair value not held for trading	24,225	2.12%	—	—	—	—	—	—	—	—	24,225	2.12%

Other securities	$74,123	5.94%	$—	—%	$—	—%	$—	—%	$—	—%	$74,123	5.94%
	$1,769,987	2.86%	$103,995	3.18%	$166,952	2.69%	$297,329	3.01%	$1,103,363	2.62%	$98,348	5.00%

December 31, 2019
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	933,112	2.76%	2,296	3.81%	23,781	2.51%	113,341	2.83%	793,694	2.75%	—	—%
Corporate debt-domestic	247,602	2.97	38,270	2.59	140,945	2.90	68,387	3.34	—	—	—	—
U.S. government agency debt	228,397	2.76	133	2.46	9,903	2.53	28,195	2.82	190,166	2.76	—	—
U.S. Treasury debt securities	104,236	2.07	6,765	1.61	—	—	—	—	97,471	2.10	—	—
Municipal bonds	50,171	3.29	—	—	—	—	29,371	3.23	20,800	3.38	—	—
Corporate debt-foreign	5,234	2.82	—	—	5,234	2.82	—	—	—	—	—	—
	1,568,752	2.76	47,464	2.51	179,863	2.83	239,294	3.02	1,102,131	2.71	—	—

Debt securities held to maturity	73,876	2.50%	—	—	—	—	—	—	73,876	2.50%	—	—
Equity securities with readily determinable fair value not held for trading	23,848	2.13%	—	—	—	—	—	—	—	—	23,848	2.13%

Other securities	72,934	6.02%	—	—	—	—	—	—	—	—	72,934	6.02%
	$1,739,410	2.88%	$47,464	2.51%	$179,863	2.83%	$239,294	3.02%	$1,176,007	2.69%	$96,782	5.06%
The investment portfolio’s average duration was 3.0 years at March 31, 2020 and 3.8 years at December 31, 2019. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt securities and U.S. Government sponsored enterprise debt securities, which shorten the average lives of these investments.
Liabilities
Total liabilities increased $107.0 million, or 1.5%, to $7.3 billion at March 31, 2020 compared to $7.2 billion at December 31, 2019. This was primarily driven by $85.1 million in higher total deposits, mainly the result of an increase in time deposits, and a $30.0 million increase in advances from the FHLB. This was partially offset by the $28.1 million redemption of junior subordinated debentures in the first quarter of 2020. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.

Deposits
Total deposits increased $85.1 million, or 1.5%, to $5.84 billion at March 31, 2020 compared to $5.76 billion at December 31, 2019. In the three months ended March 31, 2020, increases of $121.1 million in time deposits and $16.6 million in noninterest bearing transaction accounts were partially offset by decreases $42.4 million in savings and money market deposit accounts and $10.3 million in interest bearing deposits. The increase in deposits was driven by strong domestic deposit growth enabled by higher capture of online CDs and relationship money market deposits as a result of the Company’s successful cross-selling efforts. This was partially offset by declines in deposits from Venezuelan resident customers, as discussed below. The $121.1 million increase in time deposits includes an increase of $136.6 million in retail time deposits partially offset by a decline of $15.5 million in brokered time deposits. The increase in retail time deposits was mainly due to an increase of $69.0 million, or 50.2%, in online deposits compared to December 31, 2019.We continue to focus our efforts to retain customers with higher probabilities of renewal at lower market rates. These efforts led to time deposit renewals of approximately $71.4 million in the first quarter of 2020 at rates that were lower than the highest rates paid in our markets.
Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2020	December 31, 2019	Amount	%
Deposits
Domestic (1) (2)	$3,253,972	$3,121,827	$132,145	4.2%
Foreign:
Venezuela (3)	2,224,353	2,270,970	(46,617)	(2.1)%
Others	363,887	364,346	(459)	(0.1)%
Total foreign	2,588,240	2,635,316	(47,076)	(1.8)%
Total deposits	$5,842,212	$5,757,143	$85,069	1.5%
_________________

(1)	Includes brokered deposits of $646.9 million and $682.4 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Domestic deposits, excluding brokered, were up $167.6 million or 6.87%, compared to December 31, 2019.

(3)
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

During the three months ended March 31, 2020, deposits from customers domiciled in Venezuela decreased by $46.6 million, or 2.1%, to $2.2 billion, compared to December 31, 2019. In the first quarter of 2020, Amerant’s Venezuelan customers continued to utilize deposits to fund everyday expenses as challenging conditions in their country persist. The annualized international deposit runoff rate was 7.1% in the first quarter of 2020 compared to an annualized rate of 8.6% during the fourth quarter of 2019. It is encouraging that while the decline in foreign deposits continued in the first quarter of 2020, the pace of decline has slowed. This improvement is attributed to the Company’s increased contact and sales efforts which solidified existing relationships and the expansion of Amerant’s banking products and services, including Zelle® which was launched in the fourth quarter of 2019. Also, our efforts to capture online deposits led to an increase of $69.0 million in these deposits during the first quarter of 2020.
The Bank uses the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits”, which exclude brokered time deposits and retail time deposits of $250,000 or more. Our core deposits were $4.4 billion and $4.3 billion as of March 31, 2020 and December 31, 2019, respectively. Core deposits represented 75.3% and 75.4% of our total deposits at those dates, respectively.
We utilize brokered deposits and, as of March 31, 2020, we had $646.9 million in brokered deposits, which represented 11.1% of our total deposits at that date. Our March 31, 2020 brokered deposits were down $35.5 million, or 5.2%, compared to $682.4 million as of December 31, 2019, mainly due to the maturity of $20 million in brokered interest bearing and noninterest bearing demand deposits in January 2020.The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
At March 31, 2020 and December 31, 2019, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included seven and eight deposit relationships, respectively, with total balances of $114.2 million and $116.9 million, respectively. Additionally, deposits from our Former Parent or its non-U.S. affiliates at March 31, 2020 and December 31, 2019 totaled $6.6 million and $7.9 million, respectively. These deposits of our Former Parent and its non-U.S. affiliates are expected to remain low or further decline in 2020.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2020:

	March 31, 2020
(in thousands, except percentages)
Less than 3 months	$423,857	27.5%
3 to 6 months	254,723	16.5%
6 to 12 months	465,988	30.2%
1 to 3 years	219,212	14.2%
Over 3 years	179,591	11.6%
Total	$1,543,371	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at March 31, 2020 and December 31, 2019 correspond to FHLB advances.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the three months ended March 31, 2020 and for the year ended December 31, 2019. There were no repurchase agreements outstanding as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
(in thousands, except percentages)
Outstanding at period-end	$260,000	$285,000
Average amount	240,000	478,333
Maximum amount outstanding at any month-end	300,000	600,000
Weighted average interest rate:
During period	1.66%	2.29%
End of period	1.29%	1.93%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2020	2019
(in thousands, except percentages and per share data)
Net income	$3,382	$13,071
Basic earnings per common share	0.08	0.31
Diluted earnings per common share (1)	0.08	0.30

Average total assets	$7,951,344	$8,063,318
Average stockholders' equity	844,200	760,639
Net income / Average total assets (ROA)	0.17%	0.65%
Net income / Average stockholders' equity (ROE)	1.61%	6.87%
Average stockholders' equity / Average total assets ratio	10.62%	9.43%

Adjusted net income (2)	$3,662	$13,803
Adjusted earnings per common share (2)	0.09	0.33
Adjusted earnings per diluted common share (2)	0.09	0.32

Adjusted net income / Average total assets (Adjusted ROA) (2)	0.19%	0.69%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (2)	1.74%	7.25%
__________________

(1)
As of March 31, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 482,316 and 786,213, respectively. These potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

(2)
See “Selected Financial Information” for an explanation of certain non-GAAP financial measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP financial measures to their GAAP counterparts.

During the three months ended March 31, 2020, basic and diluted earnings per share decreased as a result of lower net income in the three months ended March 31, 2020 compared to the same period one year ago.
Capital Resources and Liquidity Management
Capital Resources.
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in accumulated other comprehensive income (AOCI) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on debt securities available for sale. AOCI is not included for purposes of determining our capital for bank regulatory purposes.

Stockholders’ equity increased $6.4 million, or 0.8%, to $841.1 million as of March 31, 2020 compared to $834.7 million as of December 31, 2019, primarily due to: (i) $3.4 million of net income in the three months ended March 31, 2020, and (ii) a $17.9 million increase in AOCI resulting primarily from a higher valuation of debt securities available for sale compared to December 31, 2019. These increases were partially offset by the $15.2 million repurchase of shares of Class B common stock completed in the first quarter of 2020. The higher valuation of debt securities available for sale during the first quarter of 2020 was the primary driver of the Company’s deferred tax assets declining approximately $0.5 million, or 10.0%, to $4.9 million as of March 31, 2020, as the unrealized gains and losses included in AOCI are reported in stockholders’ equity on an after-tax basis.
Class B Common Stock Repurchase. On February 14 and February 21, 2020, the Company repurchased an aggregate of 932,459 shares of its outstanding Class B Common Stock in two privately negotiated transactions for an aggregate purchase price of $15.2 million, including $0.3 million in broker fees and other expenses. These 932,459 shares of Class B common stock were recorded as treasury stock under the cost method. The Company used available cash to fund these repurchases.
Cancellation of Treasury Shares. In March 2020, Company’s Board of Directors authorized the cancellation of all 4,464,916 shares of Class B Common Stock previously held as treasury stock, including shares repurchased during 2018, 2019 and 2020, effective March 31, 2020.
Liquidity Management.
At March 31, 2020 and December 31, 2019, the Company had $1.27 billion and $1.24 billion, respectively, of outstanding advances from the FHLB. At March 31, 2020 and December 31, 2019, we had an additional $1.1 billion available under FHLB facilities. During the three months ended March 31, 2020, the Company repaid $250 million of outstanding advances and other borrowings, and borrowed $280 million from these sources. There were no other borrowings as of March 31, 2020 and December 31, 2019.
The following table summarizes the composition of our FHLB advances by type of interest rate:

	March 31, 2020	December 31, 2019
(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 0.44% to 3.23% (December 31, 2019 - 0.71% to 3.23%) (1)	$1,205,000	$1,085,000
Floating rate three-month LIBOR ranging from 1.73% to 1.87% (December 31, 2019- 1.84% to 2.03%)	60,000	150,000
	$1,265,000	$1,235,000
__________________

(1)	As of March 31, 2020 and December 31, 2019, includes $530 million (fixed interest rate raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In the first quarter of 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI. This amount is being amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. The Company recorded a credit of approximately $0.4 million against interest expense on FHLB advances in the first quarter of 2020 ($0.1 million in the first quarter of 2019) and expects to record a credit of approximately $1.0 million in the rest of 2020.

In early April 2020, the Company restructured $420.0 million of its fixed-rate FHLB advances extending their original maturities from 2021 to 2023 at lower interest rates. The Company incurred a loss of $17.0 million as a result of the restructuring which was blended into the new interest rates of these advances, affecting the yields through their remaining maturities. The Company accounted for these transactions as the modification of existing debt in accordance with U.S. GAAP.
At March 31, 2020, advances from the FHLB had maturities through 2030 with interest rates ranging from 0.44% to 3.23%. We expect to continue taking FHLB funding as needed in short duration maturities.
We also maintain federal funds lines with several banks, and had $65.0 million of availability under these lines at March 31, 2020 and December 31, 2019.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us by the Bank. Additionally, our subsidiary Amerant Florida Bancorp Inc., or Amerant Florida, which is an intermediate bank holding company and the obligor on our junior subordinated debt, held cash and cash equivalents of $20.2 million as of March 31, 2020 and $48.9 million as of December 31, 2019 in funds available to service its junior subordinated debt. In the first quarter of 2020, we used $27.1 million of Amerant Florida’s cash to redeem the outstanding trust preferred securities issued by its Statutory Trust I and the related junior subordinated debt issued by Amerant Florida.
COVID-19 Pandemic
Our deposits and wholesale funding operations, including advances from the FHLB and other short-term borrowings, have historically supplied us with a significant source of liquidity. These sources have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our business. We evaluate our funding requirements on a regular basis to cover any potential shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary. There is some uncertainty surrounding the potential impact of the COVID-19 outbreak on our results of operations and cash flows. As a result, we are proactively taking steps to increase cash available on-hand, including, but not limited to, the repositioning of our investment portfolio, and seeking to extend the duration of and reduce the cost on, our long-term debt, primarily advances from the FHLB. Cash and cash equivalents increased $149.7 million or 123.4% in the three months ended March 31, 2020 attributable to higher balances at the Federal Reserve. See —Cash and Cash Equivalents. In addition, in early April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances. See earlier discussion in this section.
Redemption of Junior Subordinated Debentures
On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. This redemption reduced total cash and cash equivalents by $27.1 million, financial liabilities by $28.1 million, other assets by $3.4 million, and other liabilities by $2.2 million. In addition, the Company recorded a charge of $0.3 million for the unamortized issuance costs. This redemption reduced the Company’s Tier 1 equity capital by a net of $24.7 million and pretax annual interest expense by $2.4 million.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their short-term cash obligations. See “Supervision and Regulation” in the Form 10-K for the year ended December 31, 2019.

Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital ratio	$930,003	14.54%	$511,741	8.00%	$639,676	10.00%
Tier 1 capital ratio	855,885	13.38%	383,806	6.00%	511,741	8.00%
Tier 1 leverage ratio	855,885	10.82%	316,369	4.00%	395,461	5.00%
Common Equity Tier 1 (CET1)	794,742	12.42%	287,854	4.50%	415,790	6.50%

December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
Common Equity Tier 1 (CET1)	806,050	12.60%	287,865	4.50%	415,805	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital ratio	$867,364	13.56%	$511,615	8.00%	$639,519	10.00%
Tier 1 capital ratio	793,246	12.40%	383,711	6.00%	511,615	8.00%
Tier 1 leverage ratio	793,246	10.03%	316,262	4.00%	395,327	5.00%
Common Equity Tier 1 (CET1)	793,246	12.40%	287,783	4.50%	415,687	6.50%

December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
Common Equity Tier 1 (CET1)	787,908	12.32%	287,796	4.50%	415,706	6.50%
In three months ended March 31 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”, and collectively with the Federal Reserve and the OCC, the “Federal Banking Agencies”), published a final rule on July 22, 2019 that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Non-advanced approaches institutions will be permitted to implement the Capital Simplifications Final Rule as of its revised effective date in the quarter beginning January 1, 2020, or wait until the quarter beginning April 1, 2020. As of the date of implementation, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also effective October 1, 2019, the final rule made various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the Bank Holding Company Act and Federal Reserve Regulation Y. These simplified capital rules were adopted by the Company during the first quarter of 2020 and had no material effect on the Company’s regulatory capital and ratios.
The Federal Banking Agencies issued final rules on October 29, 2019 that provide simplified capital measures, including a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). Qualifying community banking organizations with less than $10 billion of assets that comply with, and elect to use, the community bank leverage ratio (“CBLR”) and that maintain a CBLR greater than 9% would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies’ prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. The CBLR, among other proposals, reflects the Federal banking agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile. The CBLR will first be available for banking organizations to use in their March 31, 2020 Call Report or Form FR Y-9C. Non-advanced approaches banking organizations will also be able to take advantage of simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in unconsolidated financial institutions. As of March 31, 2020, the Company has determined to opt out of adopting the new “community bank leverage ratio” given that the perceived benefits provided by the new regulation did not exceed the potential costs considering the Company’s current and projected size and operations.
Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 16 to our audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$786,873	$820,380
Letters of credit	19,931	17,414
	$806,804	$837,794

Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2019.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management. There have been no material changes in our market risk exposure as compared to those discussed in our Form 10-K for the year ended December 31, 2019, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constrains and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
A lawsuit was filed in September 2017 in Miami-Dade County Circuit Court, Florida and has been amended multiple times. The claims are against Amerant Trust and Kunde Management, LLC (“Kunde”). Kunde was established as a Managing Partner of Kunde, CV to manage Kunde, CV for the respective benefit of the eight siblings of the Marturet Machado’s family. The plaintiff is a beneficiary of Kunde and is an aunt of Gustavo Marturet Medina, a Company director, and a sister-in-law of Mr. Gustavo Marturet Medina’s mother, a principal Company shareholder.
This action alleges breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde and seeks damages in an unspecified amount. The Company denies the claims, and believes these are barred by the statute of limitations and is defending this lawsuit vigorously. The parties began mediation on January 22, 2019, and settlement discussions are ongoing. The Company cannot reasonably estimate at this time the possible loss or range of losses, if any, that may arise from this unresolved lawsuit and the timing of any resolution of this action. The Company has incurred approximately $1 million in legal fees through March 31, 2020 defending this case, including recent preparations for trial. The Company expects to be partially reimbursed for these fees upon conclusion of this proceeding.
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has significantly impacted economic conditions globally and in the United States, could have a material adverse effect on our business, financial condition and results of operations, and the ultimate impact on our business, financial condition and results of operations, will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response.
An outbreak of a novel strain of the Coronavirus, COVID-19, was first reported in December 2019 and has since spread globally, including to every state in the United States. The World Health Organization declared COVID-19 a pandemic on March 11, 2020, and subsequently, on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, a negative impact on the economy and financial markets, globally and in the United States. In many countries, including the United States, the COVID-19 pandemic has had a significant negative impact on economic activity and has contributed to significant volatility and negative pressure in financial markets. The outbreak has been rapidly evolving and, as cases of COVID-19 have continued to increase globally and in the United States, many countries, including the United States, have implemented measures aimed at containing the spread of COVID-19 including “shelter at home” orders, as well as mandating business and school closures and restricting travel.
Several states and cities across the United States, including the States of Florida, New York and Texas and cities where we have banking centers, LOPs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. The Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted, such as certain restrictions in Texas that have been lifted so that businesses may reopen, will not be imposed or tightened in the future if viewed as necessary due to public health concerns. As a result of the COVID-19 pandemic and the measures implemented to contain it, almost every industry has been and is being directly or indirectly impacted, including industries in which our customers operate. A number of our customers impacted by the COVID-19 pandemic have requested and been granted by the Company loan payment relief options, including interest-only and/or forbearance options. In addition, in the first quarter of 2020, the Company significantly increased its provision for loan losses primarily due to estimated losses reflecting deterioration in the macro-economic environment as a result of the impact of the COVID-19 pandemic across multiple impacted sectors.
In addition, as a result of the COVID-19 pandemic and “shelter at home” orders in the states and cities where we operate, the majority of our employees are currently working remotely. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks, and limit our ability to provide services and products to our customers and, in general, manage our business.
Also, the COVID-19 pandemic, or a future pandemic, could have material adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, several factors including but not limited to the following:
• the reduced economic activity may severely impact our customers' businesses, financial condition and liquidity and may prevent one or more of our customers from meeting their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
• a decline in the credit quality of our loan portfolio leading to a need to increase our allowance for loan losses;
•a decline in the credit quality of loans used as collateral to obtain advances from the Federal Home Loan Bank may trigger a request to replace the loans used as collateral with securities and may negatively impact our liquidity ratio;
•a significant decline in the value of the collateral used to secure loans that have a related interest rate swap agreement may limit our ability to realize enough value from the collateral to cover the outstanding balance of the loan and the related swap liability;
•any impairment in value of our tangible and/or intangible assets which could be recorded as a result of weaker economic conditions;
• the reduced economic activity could develop into a local and/or global economic recession, which could adversely affect the demand for our products and services;

•the recent action of the Federal Reserve’s Federal Open Market Committee (‘‘FOMC’’) to lower the target federal funds rate, and any future action of the FOMC to lower the target federal funds rate further, may negatively affect our net interest income;
•the potential volatility in the fair value and yields of our investment portfolio;
•a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access the debt and/or equity markets in the future on attractive terms, or at all, or negatively impact our credit ratings;
• any reduction/impairment in value of the collateral used by our customers to secure their obligations with us that could be recorded as a result of weaker economic conditions; and
• the potential negative impact of a pandemic, including any preventative or protective actions that governments implement to contain it, may interfere with the ability of our employees and vendors to perform their respective responsibilities and obligations relative to the conduct of our business and, if a significant number of them are impacted, could result in a deterioration of our ability to ensure business continuity during a disruption.
The extent of the impact of COVID-19 over the Company and its customers will depend on a number of issues and future developments, which, at this time, are extremely uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact of the pandemic, and the direct and indirect effects that the pandemic and related containment measures may have, among others.
The COVID-19 pandemic presents material uncertainty and risk with respect to the financial condition, results of operations, cash flows and performance of the Company and the rapid development and fluidity of the situation surrounding the pandemic prevents any prediction as to its full adverse impact. Moreover, many risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
On March 27, 2020, the President signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to several limitations and eligibility criteria. Since the inception of the PPP on April 2, 2020, the Bank began participating as a lender in the PPP; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company and the Bank to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and the President signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020.
Recently, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, both from customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows Company repurchases of its Class B Common Stock for the three months ended March 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
January 1, 2020 - January 31, 2020	—	—	—	—
February 1, 2020 - February 29, 2020	932,459	$16.00	—	—
March 1, 2020 - March 31, 2020	—	—	—	—
Total	932,459	$16.00	—	—
(1) On February 14 and February 21, 2020, we repurchased an aggregate of 932,459 shares of our Class B Common Stock in two privately negotiated transactions (collectively, the “Repurchase”) for a cash purchase price of $16.00 per share. The aggregate purchase price for these transactions was approximately $15.2 million, including $0.3 million in broker fees and other expenses. The Company funded the Repurchase with cash on hand.
(2) We have not adopted a stock repurchase plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Separation and Consulting Agreement dated as of March 16, 2020 (incorporated herein by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2020).
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Vice President, Treasury Manager and Interim Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer.
32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Vice President, Treasury Manager and Interim Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	May 8, 2020	By:	/s/ Millar Wilson
Millar Wilson
Vice-Chairman and Chief Executive Officer

Date:	May 8, 2020	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Senior Vice President, Treasury Manager and Interim Chief Financial Officer