Form 10-Q
period 2020-06-30
Amerant Bancorp Inc.
filed 2020-08-10
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________

Commission File Number: 001-38534

Amerant Bancorp Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida		65-0032379
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
220 Alhambra Circle
Coral Gables,	Florida	33134
(Address of principal executive offices)		(Zip Code)
(305)		460-4038
Registrant’s telephone number, including area code
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Class A Common Stock	AMTB	NASDAQ
Class B Common Stock	AMTBB	NASDAQ
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2020
Class A Common Stock, $0.10 par value per share	28,873,196 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	13,286,137 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2020

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$35,651	$28,035
Interest earning deposits with banks	181,698	93,289
Cash and cash equivalents	217,349	121,324
Securities
Debt securities available for sale	1,519,784	1,568,752
Debt securities held to maturity	65,616	73,876
Equity securities with readily determinable fair value not held for trading	24,425	23,848
Federal Reserve Bank and Federal Home Loan Bank stock	64,986	72,934
Securities	1,674,811	1,739,410
Loans held for investment, gross	5,872,271	5,744,339
Less: Allowance for loan losses	119,652	52,223
Loans held for investment, net	5,752,619	5,692,116
Bank owned life insurance	214,693	211,852
Premises and equipment, net	128,327	128,824
Deferred tax assets, net	15,647	5,480
Goodwill	19,506	19,506
Accrued interest receivable and other assets	107,771	66,887
Total assets	$8,130,723	$7,985,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$956,351	$763,224
Interest bearing	1,186,613	1,098,323
Savings and money market	1,447,661	1,475,257
Time	2,434,077	2,420,339
Total deposits	6,024,702	5,757,143
Advances from the Federal Home Loan Bank and other borrowings	1,050,000	1,235,000
Senior notes	58,419	—
Junior subordinated debentures held by trust subsidiaries	64,178	92,246
Accounts payable, accrued liabilities and other liabilities	103,226	66,309
Total liabilities	7,300,525	7,150,698
Commitments and contingencies (Note 15)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,873,196 shares issued and outstanding (2019 - 28,927,576 shares issued and outstanding)	2,887	2,893
Class B common stock, $0.10 par value, 100 million shares authorized; 13,286,137 shares issued and outstanding (2019: 17,751,053 shares issued; 14,218,596 shares outstanding)	1,329	1,775
Additional paid in capital	359,028	419,048
Treasury stock, at cost; 3,532,457 shares of Class B common stock in 2019.	—	(46,373)
Retained earnings	432,227	444,124
Accumulated other comprehensive income	34,727	13,234
Total stockholders' equity	830,198	834,701
Total liabilities and stockholders' equity	$8,130,723	$7,985,399

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest income
Loans	$53,483	$66,801	$113,271	$133,523
Investment securities	10,628	11,886	21,693	24,467
Interest earning deposits with banks	56	539	518	1,543
Total interest income	64,167	79,226	135,482	159,533

Interest expense
Interest bearing demand deposits	104	301	239	575
Savings and money market deposits	1,569	4,014	4,835	7,747
Time deposits	12,406	12,740	25,890	25,293
Advances from the Federal Home Loan Bank	3,110	6,292	7,522	12,497
Senior notes	84	—	84	—
Junior subordinated debentures	571	2,090	1,360	4,195
Total interest expense	17,844	25,437	39,930	50,307
Net interest income	46,323	53,789	95,552	109,226
Provision for (reversal of) loan losses	48,620	(1,350)	70,620	(1,350)
Net interest income (loss) after provision for (reversal of) loan losses	(2,297)	55,139	24,932	110,576

Noninterest income
Deposits and service fees	3,438	4,341	7,728	8,427
Brokerage, advisory and fiduciary activities	4,325	3,736	8,458	7,424
Change in cash surrender value of bank owned life insurance	1,427	1,419	2,841	2,823
Securities gains, net	7,737	992	17,357	996
Cards and trade finance servicing fees	273	1,419	668	2,334
(Loss) gain on early extinguishment of advances from the Federal Home Loan Bank, net	(66)	—	(73)	557
Data processing and fees for other services	—	365	—	885
Other noninterest income	2,619	1,875	4,684	3,857
Total noninterest income	19,753	14,147	41,663	27,303

Noninterest expense
Salaries and employee benefits	21,570	34,057	50,896	67,494
Occupancy and equipment	4,220	4,232	8,023	8,274
Telecommunication and data processing	3,157	3,233	6,621	6,259
Professional and other services fees	3,965	3,954	6,919	7,398
Depreciation and amortization	1,960	2,010	3,919	3,952
FDIC assessments and insurance	1,240	1,177	2,358	2,570
Other operating expenses	628	4,242	2,871	8,903
Total noninterest expenses	36,740	52,905	81,607	104,850
(Loss) Income before income tax	(19,284)	16,381	(15,012)	33,029
Income tax benefit (expense)	4,005	(3,524)	3,115	(7,101)
Net (loss) income	$(15,279)	$12,857	$(11,897)	$25,928

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Other comprehensive income, net of tax
Net unrealized holding gains on debt securities available for sale arising during the period	$9,361	$14,313	$36,063	$30,591
Net unrealized holding losses on cash flow hedges arising during the period	(160)	—	(1,674)	(11)
Reclassification adjustment for items included in net income	(5,591)	(1,025)	(12,896)	(1,277)
Other comprehensive income	3,610	13,288	21,493	29,303
Comprehensive (loss) income	$(11,669)	$26,145	$9,596	$55,231

Earnings Per Share (Note 17):
Basic (loss) earnings per common share	$(0.37)	$0.30	$(0.28)	$0.61
Diluted (loss) earnings per common share	$(0.37)	$0.30	$(0.28)	$0.60

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2020 and 2019

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B

Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701
Repurchase of Class B common stock	—	(932,459)	—	—	—	(15,239)	—	—	(15,239)
Treasury stock retired	—	—	—	(446)	(61,166)	61,612	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—
Restricted stock surrendered	(129)	—	—	—	(2)	—	—	—	(2)
Restricted stock forfeited	(54,462)	—	(6)	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	392	—	—	—	392
Net income	—	—	—	—	—	—	3,382	—	3,382
Other comprehensive income	—	—	—	—	—	—	—	17,883	17,883
Balance at March 31, 2020	28,879,576	13,286,137	$2,888	$1,329	$358,277	$—	$447,506	$31,117	$841,117
Restricted stock forfeited	(9,819)	—	(1)	—	1	—	—	—	—
Restricted stock units vested	3,439	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	750	—	—	—	750
Net loss	—	—	—	—	—	—	(15,279)	—	(15,279)
Other comprehensive income	—	—	—	—	—	—	—	3,610	3,610
Balance at June 30, 2020	28,873,196	13,286,137	$2,887	$1,329	$359,028	$—	$432,227	$34,727	$830,198

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	1,299	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,492	—	—	—	1,492
Net income	—	—	—	—	—	—	13,071	—	13,071
Other comprehensive income	—	—	—	—	—	—	—	16,015	16,015
Balance at March 31, 2019	28,985,996	14,218,596	$2,899	$1,775	$415,864	$(46,373)	$406,733	$(2,149)	$778,749
Stock-based compensation expense	—	—	—	—	1,474	—	—	—	1,474
Net income	—	—	—	—	—	—	12,857	—	12,857
Other comprehensive income	—	—	—	—	—	—	—	13,288	13,288
Balance at June 30, 2019	28,985,996	14,218,596	$2,899	$1,775	$417,338	$(46,373)	$419,590	$11,139	$806,368

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(11,897)	$25,928
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for (reversal of) loan losses	70,620	(1,350)
Net premium amortization on securities	7,448	7,164
Depreciation and amortization	3,919	3,952
Stock-based compensation expense	1,142	2,966
Change in cash surrender value of bank owned life insurance	(2,841)	(2,823)
Securities gains, net	(17,357)	(996)
Deferred taxes and others	(16,934)	(597)
Loss (gain) on early extinguishment of advances from the FHLB	73	(557)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(6,551)	9,518
Accounts payable, accrued liabilities and other liabilities	(652)	(9,736)
Net cash provided by operating activities	26,970	33,469

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(293,027)	(195,390)
Federal Home Loan Bank stock	(8,538)	(12,968)
	(301,565)	(208,358)
Maturities, sales and calls of investment securities:
Available for sale	383,073	313,757
Held to maturity	7,886	3,737
Federal Home Loan Bank stock	16,486	14,987
	407,445	332,481
Net increase in loans	(146,318)	(109,951)
Proceeds from loan sales	15,235	214,416
Net purchases of premises and equipment and others	(3,331)	(4,451)
Net cash (used in) provided by investing activities	(28,534)	224,137

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	253,821	(165,945)
Net increase (decrease) in time deposits	13,738	(47,360)
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	700,000	590,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(885,073)	(630,447)
Proceeds from issuance of Senior Notes, net of issuance costs	58,412	—
Redemption of junior subordinated debentures	(28,068)	—
Proceeds from common stock issued - Class A	—	29,218
Repurchase of common stock - Class B	(15,239)	(28,465)
Common stock retired to cover tax withholding	(2)	—
Net cash provided by (used in) financing activities	97,589	(252,999)
Net increase in cash and cash equivalents	96,025	4,607

Cash and cash equivalents
Beginning of period	121,324	85,710
End of period	$217,349	$90,317

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental disclosures of cash flow information
Cash paid:
Interest	$41,037	$49,868
Income taxes	948	3,424

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
On March 16, 2020, the Company activated its Business Continuity Plan (“BCP”) to continue to provide its products and services during the COVID-19 pandemic. The Company’s BCP plan is framed within regulatory guidelines and subject to periodic testing and independent audits. On June 3, 2020, the Company started Phase 1 of reintroducing employees working remotely back to the workplace. Given the increasing trend in COVID-19 cases in our markets, particularly in Florida and Texas, during the month of June and continuing in July, we are following a careful, phased-approach which includes a voluntary return of a limited number of employees, based on work location, roles and responsibilities, and various safety protocols. Banking centers have returned to regular business hours, following strict federal, state and local government guidelines supporting the safety of our employees and our customers. Amerant continues to focus on serving customers without interruption, while maintaining a safe environment.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, increasing funding to the PPP, was enacted. On July 4, 2020, new legislation was signed into law that extended the deadline to apply for loans under the PPP from June 30, 2020 until August 8, 2020. As of June 30, 2020, total PPP loans were $214.1 million, representing over 2,000 loan applications booked.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued in the second quarter of 2020. As of June 30, 2020, loans modified under these programs totaled $1.1 billion. As of this date, loans in these programs on which the interest-only/or forbearance period expired at that date totaled $504.7 million, or 45.4% of total modified loans. The Company collected payments due on $8.4 million of modified loans through June 30, 2020. Modified loans totaling $496.3 million have payments due by July 31, 2020. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”). The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where the Company has banking centers, LPOs and where the Company’s principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted and certain businesses have reopened in the second quarter 2020, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns.The Company considered the impact of COVID-19 on the significant estimates management used. The Company recorded a provision for loan losses of $22.0 million in the three months ended March 31, 2020, mostly driven by $19.8 million of estimated losses reflecting deterioration in the macro-economic environment as a result of the impact of COVID-19, compared to no loan loss provision in the three months ended March 31, 2019. The Company recorded a provision for loan losses of $48.6 million in the three months ended June 30, 2020, including $20.2 million related to the estimated deterioration of our loan portfolio caused by the COVID-19 pandemic, compared to a release of loan loss reserves of $1.4 million in the three months ended June 30, 2019. In addition, the Company reviewed goodwill for potential impairment on an interim basis as of June 30, 2020. As as result of its evaluation, the Company determined that goodwill was considered not impaired and, therefore, no impairment charges were recorded. Given the uncertainty regarding the spread and severity of COVID-19 and its adverse effects on the U.S. and global economies, the extent to which the COVID-19 pandemic may impact the anticipated amount of estimated loan defaults and losses and consequently, the adequacy of the provision for loan losses, whether it will result in impairments to goodwill or other intangibles in future periods or, in general, impact the Company’s financial condition or results of operations is uncertain and cannot be accurately predicted at this time.
c) Recently Issued Accounting Pronouncements
Issued and Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued amendments to guidance applicable to contracts, hedging relationships, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also allow entities to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.  These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply these amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, these amendments must be applied prospectively for all eligible contract modifications and hedging relationships. The Company did not elect any of optional expedients as of June 30, 2020. The Company is in the process of evaluating the implications of these amendments to its current efforts for reference rate reform implementation.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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
In May 2020, the FASB again amended the effective date of the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, for private companies. The new guidance on leases is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted.
The Company has completed the process of gathering a complete inventory of its lease contracts, migrating identified lease data onto a new system, and is in the final stages of testing and evaluating the results of testing. Based on these results, we currently expect to recognize an asset and a corresponding lease liability for an amount to be less than 1% of the Company’s total consolidated assets at adoption. The Company plans to adopt the new guidance in its consolidated financial statements for the year ending December 31, 2021.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

new guidance on CECL in its consolidated financial statements for the year ending December 31, 2023, or earlier in the event the Company ceases to be an EGC.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.
2. Interest Earning Deposits with Banks
At June 30, 2020 and December 31, 2019, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $182 million and $93 million, respectively. At June 30, 2020 and December 31, 2019, the average interest rate on these deposits was approximately 0.54% and 2.19%, respectively. These deposits mature within one year.

3.	Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$807,667	$24,955	$(702)	$831,920
Corporate debt securities	376,251	12,318	(2,460)	386,109
U.S. government agency debt securities	230,255	4,653	(2,454)	232,454
U.S. treasury securities	2,508	7	—	2,515
Municipal bonds	62,168	4,618	—	66,786
	$1,478,849	$46,551	$(5,616)	$1,519,784

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$927,205	$9,702	$(3,795)	$933,112
Corporate debt securities	247,836	5,002	(2)	252,836
U.S. government agency debt securities	230,384	895	(2,882)	228,397
U.S. treasury securities	106,112	1	(1,877)	104,236
Municipal bonds	47,652	2,519	—	50,171
	$1,559,189	$18,119	$(8,556)	$1,568,752

At June 30, 2020 and December 31, 2019, the Company had no foreign sovereign or foreign government agency debt securities. The Company had investments in foreign corporate debt securities of $16.3 million and $5.2 million at June 30, 2020 and December 31, 2019, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three and six month periods ended June 30, 2020 and 2019, proceeds from sales, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales, redemptions and calls of debt securities available for sale	$100,666	$103,683	$239,738	$216,212

Gross realized gains	7,537	1,125	16,803	1,573
Gross realized losses	—	(133)	(23)	(577)
Realized gains, net	$7,537	$992	$16,780	$996

The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$63,660	$(341)	$15,430	$(361)	$79,090	$(702)
Corporate debt securities	65,800	(2,460)	—	—	65,800	(2,460)
U.S. government agency debt securities	19,577	(131)	92,772	(2,323)	112,349	(2,454)
	$149,037	$(2,932)	$108,202	$(2,684)	$257,239	$(5,616)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$239,446	$(1,740)	$180,274	$(2,055)	$419,720	$(3,795)
Corporate debt securities	8,359	(1)	300	(1)	8,659	(2)
U.S. government agency debt securities	41,300	(251)	117,040	(2,631)	158,340	(2,882)
U.S. treasury securities	97,471	(1,877)	—	—	97,471	(1,877)
	$386,576	$(3,869)	$297,614	$(4,687)	$684,190	$(8,556)

At June 30, 2020 and December 31, 2019, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Unrealized losses on corporate debt securities are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company considers these securities are not other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and generally present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.
Contractual maturities of debt securities at June 30, 2020 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$78,742	$79,080	$—	$—
After 1 year through 5 years	173,554	178,179	—	—
After 5 years through 10 years	306,852	322,314	11,515	12,020
After 10 years	919,701	940,211	54,101	55,064
	$1,478,849	$1,519,784	$65,616	$67,084

Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $24.4 million and $23.8 million as of June 30, 2020 and December 31, 2019, respectively. These equity securities have no stated maturities. During the three and six month periods ended June 30, 2020, the Company recognized unrealized gains of $0.2 million and $0.6 million, respectively, related to the change in fair value of these mutual funds. No gain was recognized during the three and six month periods ended June 30, 2019.

4.	Loans
The loan portfolio consists of the following loan classes:

(in thousands)	June 30, 2020	December 31, 2019
Real estate loans
Commercial real estate
Non-owner occupied	$1,841,075	$1,891,802
Multi-family residential	823,450	801,626
Land development and construction loans	284,766	278,688
	2,949,291	2,972,116
Single-family residential	589,713	539,102
Owner occupied	938,511	894,060
	4,477,515	4,405,278
Commercial loans	1,247,455	1,234,043
Loans to financial institutions and acceptances	16,597	16,552
Consumer loans and overdrafts	130,704	88,466
	$5,872,271	$5,744,339

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

At June 30, 2020 and December 31, 2019, loans with an outstanding principal balance of $1.5 billion and $1.6 billion, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts above include loans under syndication facilities of approximately $477 million and $562 million at June 30, 2020 and December 31, 2019, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals), and other agreements.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $11.9 million and $15.2 million at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020			December 31, 2019
(in thousands)	Venezuela	Others (1)	Total	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$93,409	$9,771	$103,180	$103,979	$7,692	$111,671
Commercial loans	—	45,029	45,029	—	43,850	43,850
Loans to financial institutions and acceptances	—	10	10	—	5	5
Consumer loans and overdrafts (3)(4)	361	7,585	7,946	8,318	7,593	15,911
	$93,770	$62,395	$156,165	$112,297	$59,140	$171,437
__________________

(1)	Loans to borrowers in 12 other countries which do not individually exceed 1% of total assets (14 countries at December 31, 2019).

(2)	Corresponds to mortgage loans secured by single-family residential properties located in the U.S.

(3)
At December 31, 2019, Venezuela balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of June 30, 2020.

(4)	Overdrafts to customers outside the United States were de minimis at June 30, 2020 and December 31, 2019.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of June 30, 2020 and December 31, 2019 are summarized in the following tables:

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,841,075	$1,834,585	$6,490	$—	$—	$6,490	$8,426	$—
Multi-family residential	823,450	823,450	—	—	—	—	—	—
Land development and construction loans	284,766	284,766	—	—	—	—	—	—
	2,949,291	2,942,801	6,490	—	—	6,490	8,426	—
Single-family residential	589,713	584,115	38	940	4,620	5,598	7,975	—
Owner occupied	938,511	934,271	502	47	3,691	4,240	11,828	—
	4,477,515	4,461,187	7,030	987	8,311	16,328	28,229	—
Commercial loans	1,247,455	1,239,173	815	3,198	4,269	8,282	48,961	—
Loans to financial institutions and acceptances	16,597	16,597	—	—	—	—	—	—
Consumer loans and overdrafts	130,704	130,611	23	12	58	93	70	—
	$5,872,271	$5,847,568	$7,868	$4,197	$12,638	$24,703	$77,260	$—

	December 31, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,891,802	$1,891,801	$1	$—	$—	$1	$1,936	$—
Multi-family residential	801,626	801,626	—	—	—	—	—	—
Land development and construction loans	278,688	278,688	—	—	—	—	—	—
	2,972,116	2,972,115	1	—	—	1	1,936	—
Single-family residential	539,102	530,399	4,585	1,248	2,870	8,703	7,291	—
Owner occupied	894,060	888,158	1,360	1,724	2,818	5,902	14,130	—
	4,405,278	4,390,672	5,946	2,972	5,688	14,606	23,357	—
Commercial loans	1,234,043	1,226,320	4,418	608	2,697	7,723	9,149	—
Loans to financial institutions and acceptances	16,552	16,552	—	—	—	—	—	—
Consumer loans and overdrafts	88,466	88,030	215	176	45	436	416	5
	$5,744,339	$5,721,574	$10,579	$3,756	$8,430	$22,765	$32,922	$5

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

5.	Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2020 and 2019, and its allocation by impairment methodology and the related investment in loans, net as of June 30, 2020 and 2019 are summarized in the following tables:

	Three Months Ended June 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$36,430	$29,062	$42	$7,414	$72,948
Provision for loan losses	18,068	30,542	(42)	52	48,620
Loans charged-off
Domestic	—	(2,075)	—	(44)	(2,119)
International	—	—	—	(7)	(7)
Recoveries	—	50	—	160	210
Balances at end of the period	$54,498	$57,579	$—	$7,575	$119,652

	Six Months Ended June 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$25,040	$22,482	$42	$4,659	$52,223
Provision for loan losses	29,458	38,072	(42)	3,132	70,620
Loans charged-off
Domestic	—	(3,176)	—	(266)	(3,442)
International	—	(34)	—	(258)	(292)
Recoveries	—	235	—	308	543
Balances at end of the period	$54,498	$57,579	$—	$7,575	$119,652

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$2,565	$23,640	$—	$1,499	$27,704
Collectively evaluated	51,933	33,939	—	6,076	91,948
	$54,498	$57,579	$—	$7,575	$119,652
Investment in loans, net of unearned income:
Individually evaluated	$8,426	$61,101	$—	$8,022	$77,549
Collectively evaluated	2,918,353	2,270,212	16,597	589,560	5,794,722
	$2,926,779	$2,331,313	$16,597	$597,582	$5,872,271

	Three Months Ended June 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,456	$29,100	$106	$8,660	$60,322
(Reversal of) provision for loan losses	(556)	(2,646)	(46)	1,898	(1,350)
Loans charged-off
Domestic	—	(874)	—	(210)	(1,084)
International	—	(43)	—	(894)	(937)
Recoveries	—	287	—	166	453
Balances at end of the period	$21,900	$25,824	$60	$9,620	$57,404

	Six Months Ended June 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,778	$30,018	$445	$8,521	$61,762
(Reversal of) provision for loan losses	(878)	(2,677)	(385)	2,590	(1,350)
Loans charged-off
Domestic	—	(1,866)	—	(406)	(2,272)
International	—	(61)	—	(1,300)	(1,361)
Recoveries	—	410	—	215	625
Balances at end of the period	$21,900	$25,824	$60	$9,620	$57,404

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology
Individually evaluated	$527	$2,608	$—	$1,390	$4,525
Collectively evaluated	21,373	23,216	60	8,230	52,879
	$21,900	$25,824	$60	$9,620	$57,404
Investment in loans, net of unearned income
Individually evaluated	$2,621	$19,298	$—	$6,633	$28,552
Collectively evaluated	3,123,437	2,104,143	25,006	531,617	5,784,203
	$3,126,058	$2,123,441	$25,006	$538,250	$5,812,755

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2020	$—	$—	$—	$2,126	$2,126
2019	$—	$59,282	$—	$2,957	$62,239

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions		Consumer and others	Total
2020	$—	$11,901	$—	1,864	$3,334	$15,235
2019	$23,475	$186,120	$—	1,864,000	$4,821	$214,416

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following is a summary of impaired loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$8,426	$—	$8,426	$3,559	$8,434	$2,565
Multi-family residential	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—
	8,426	—	8,426	3,559	8,434	2,565
Single-family residential	5,596	2,645	8,241	6,816	8,381	1,469
Owner occupied	1,525	10,350	11,875	12,413	11,716	522
	15,547	12,995	28,542	22,788	28,531	4,556
Commercial loans	47,088	1,849	48,937	19,130	51,617	23,118
Consumer loans and overdrafts	61	9	70	264	63	30
	$62,696	$14,853	$77,549	$42,182	$80,211	$27,704
_______________

(1)	Average using trailing four quarter balances.

	December 31, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$1,936	$—	$1,936	$1,459	$1,936	$1,161
Multi-family residential	—	—	—	342	—	—
Land development and construction loans	—	—	—	—	—	—
	1,936	—	1,936	1,801	1,936	1,161
Single-family residential	4,739	729	5,468	5,564	5,598	946
Owner occupied	6,169	7,906	14,075	9,548	13,974	501
	12,844	8,635	21,479	16,913	21,508	2,608
Commercial loans	8,415	13	8,428	8,552	8,476	1,288
Consumer loans and overdrafts	395	9	404	153	402	378
	$21,654	$8,657	$30,311	$25,618	$30,386	$4,274
_______________

(1)	Average using trailing four quarter balances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

There were no new loan modifications considered troubled debt restructurings (“TDRs”) during the three and six months periods ended June 30, 2020. As of June 30, 2020, TDRs mainly consist of a multiple loan relationship with a South Florida customer including CRE, owner occupied and commercial loans totaling $7.3 million. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves at the time of its modification. Four residential loans, totaling $2.1 million at June 30, 2020, which are included in this loan relationship, were not modified. The Company believes the specific reserves associated with this loan relationship, which total $1.4 million at June 30, 2020, are adequate to cover probable losses given current facts and circumstances. In the fourth quarter of 2019, this $7.3 million TDR loan relationship did not perform in accordance with the restructured terms. The Company continues to closely monitor the performance of these loans under their modified terms. Since June 30, 2019, no additional TDRs subsequently defaulted under their modified terms. In addition, during the first half of 2020, the company charged off $1.9 million against the allowance for loan losses associated with TDR loans.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued in the second quarter of 2020. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. Loans which have been modified under these programs totaled $1.1 billion as of June 30, 2020. As of this date, loans in these programs on which the interest-only and/or forbearance period expired totaled $504.7 million, or 45.4% of total modified loans. The Company collected payments due on $8.4 million of modified loans through June 30, 2020. Modified loans totaling $496.3 million are due by July 31, 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loans by Credit Quality Indicators
Loans by credit quality indicators as of June 30, 2020 and December 31, 2019 are summarized in the following tables:

	June 30, 2020
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,829,770	$2,127	$7,242	$1,936	$—	$1,841,075
Multi-family residential	823,450	—	—	—	—	823,450
Land development and construction loans	277,570	7,196	—	—	—	284,766
	2,930,790	9,323	7,242	1,936	—	2,949,291
Single-family residential	581,586	—	8,127	—	—	589,713
Owner occupied	916,485	7,884	14,142	—	—	938,511
	4,428,861	17,207	29,511	1,936	—	4,477,515
Commercial loans	1,185,758	5,664	35,211	20,822	—	1,247,455
Loans to financial institutions and acceptances	16,597	—	—	—	—	16,597
Consumer loans and overdrafts	130,623	—	81	—	—	130,704
	$5,761,839	$22,871	$64,803	$22,758	$—	$5,872,271

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
Time deposits in denominations of $100,000 or more amounted to approximately $1.5 billion and $1.4 billion at June 30, 2020 and December 31, 2019, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $784 million and $733 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, brokered time deposits amounted to $588 million and $662 million, respectively.

7.	Advances from the Federal Home Loan Bank and Other Borrowings
At June 30, 2020 and December 31, 2019, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At June 30, 2020	At December 31, 2019
			(in thousands)
2020	0.44% to 2.35%	Fixed	—	135,000
2020	1.73% to 2.03%	Variable	—	150,000
2021	1.75% to 3.08%	Fixed	—	210,000
2022	0.65% to 2.80%	Fixed	50,000	120,000
2023 and after (1)	0.62% to 3.23%	Fixed	1,000,000	620,000
			$1,050,000	$1,235,000

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

_______________

(1)	As of June 30, 2020 and December 31, 2019, includes $530 million (fixed interest rates raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

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
8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and due 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp.

9. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$—	$—	$26,830	$28,068	1998	8.90%	2028
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$89,080	$92,246

On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Commercebank Capital Trust I (“Capital Trust I”) at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. This redemption reduced total cash and cash equivalents by $27.1 million, financial liabilities by

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

$28.1 million, other assets by $3.4 million, and other liabilities by $2.2 million during the three months ended March 31, 2020. In addition, the Company recorded a charge of $0.3 million during the same period for the unamortized issuance costs. This redemption reduced the Company’s Tier 1 equity capital by a net amount of $24.7 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

10.	Derivative Instruments
At June 30, 2020 and December 31, 2019, the fair values of the Company’s derivative instruments were as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$79	$2,005	$301	$—
Interest rate swaps not designated as hedging instruments:
Customers	47,116	—	11,236	527
Third party broker	—	47,116	527	11,236
	47,116	47,116	11,763	11,763
Interest rate caps not designated as hedging instruments:
Customers	—	57	—	46
Third party broker	16	—	33	—
	16	57	33	46
	$47,211	$49,178	$12,097	$11,809

No hedge ineffectiveness gains or losses were recognized on derivatives designated as hedging instruments in the three and six month periods ended June 30, 2020 and 2019.
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At June 30, 2020 and December 31, 2019, the Company had 67 and 49 interest rate swap contracts with customers, respectively, with a total notional amount of $456.9 million and $405.2 million, respectively. These instruments involve the payment of variable-rate amounts in exchange for the Company receiving fixed-rate amounts over the life of the contract. In addition, at June 30, 2020 and December 31, 2019, the Company had 67 and 49 interest rate swap mirror contracts, respectively, with third party brokers with similar terms.
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of June 30, 2020 and December 31, 2019, the Company had two and three swap participation agreements, respectively, with total notional amounts of approximately $32.0 million and $50.2 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of June 30, 2020 and December 31, 2019, the fair value of swap participation agreements was not significant.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Interest Rate Caps
At June 30, 2020 and December 31, 2019, the Company had 18 and 16 interest rate cap contracts with customers with a total notional amount of $360.5 million and $315.2 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at June 30, 2020 and December 31, 2019, the Company had 11 and 13 interest rate cap mirror contracts, respectively, with various third party brokers with total notional amounts of $184.4 million and $234.1 million, respectively.

11.	Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements in the 2019 annual report on Form 10-K for more information on the 2018 Equity Plan and stock-based compensation awards for the year ended 2019, including restricted stocks and restricted stock units (“RSUs”).
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the six months ended June 30, 2020:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	495,131	$13.48
Granted	6,591	15.17
Vested	(433)	13.58
Forfeited	(64,281)	13.45
Non-vested shares at June 30, 2020	437,008	$13.51

The Company recorded compensation expense related to the restricted stock awards of $0.6 million and $1.5 million during the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $3.0 million during the six months ended June 30, 2020 and 2019, respectively.The total unamortized deferred compensation expense of $2.1 million for all unvested restricted stock outstanding at June 30, 2020 will be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
The following table shows the activity of RSUs during the six months ended June 30, 2020:

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value
Nonvested, beginning of year	35,489	$13.91	19,230	$13.45	54,719	$13.75
Granted	22,302	13.45	11,151	13.45	33,453	13.45
Vested	(3,439)	18.17	—	—	(3,439)	18.17
Forfeited	—	—	—	—	—	—
Non-vested, end of year	54,352	$13.45	30,381	$13.45	84,733	$13.45
`
The Company recorded compensation expense related to RSUs of $0.1 million and $0.2 million during the the three and six months ended June 30, 2020, respectively. The total unamortized deferred compensation expense of $0.4 million for all unvested stock-settled RSUs outstanding at June 30, 2020 will be recognized over a weighted average period of 1.0 year.

12.	Income Taxes
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
The effective combined federal and state tax rates for the six months ended June 30, 2020 and 2019 were 20.75% and 21.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.    Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2020			December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale	$40,935	$(10,007)	$30,928	$9,563	$(2,338)	$7,225
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	5,029	(1,230)	3,799	7,953	(1,944)	$6,009
Total AOCI	$45,964	$(11,237)	$34,727	$17,516	$(4,282)	$13,234

The components of other comprehensive income for the periods presented is summarized as follows:

	Three Months Ended June 30,
	2020			2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$12,390	$(3,029)	$9,361	$18,946	$(4,633)	$14,313
Reclassification adjustment for net gains included in net income	(7,117)	1,740	(5,377)	(992)	243	(749)
	5,273	(1,289)	3,984	17,954	(4,390)	13,564
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(211)	51	(160)	—	—	—
Reclassification adjustment for net interest income included in net income	(283)	69	(214)	(366)	90	(276)
	(494)	120	(374)	(366)	90	(276)
Total other comprehensive income	$4,779	$(1,169)	$3,610	$17,588	$(4,300)	$13,288

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2020			2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$47,732	$(11,669)	$36,063	$40,491	$(9,900)	$30,591
Reclassification adjustment for net gains included in net income	(16,360)	4,000	(12,360)	(996)	244	(752)
	31,372	(7,669)	23,703	39,495	(9,656)	29,839
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(2,215)	541	(1,674)	(15)	4	(11)
Reclassification adjustment for net interest income included in net income	(709)	173	(536)	(695)	170	(525)
	(2,924)	714	(2,210)	(710)	174	(536)
Total other comprehensive income	$28,448	$(6,955)	$21,493	$38,785	$(9,482)	$29,303

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

14. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of June 30, 2020 and December 31, 2019 were 28,873,196 and 28,927,576, respectively.
b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued as of June 30, 2020 and December 31, 2019 were 13,286,137 and 17,751,053, respectively. As of June 30, 2020 and December 31, 2019, there were 13,286,137 shares and 14,218,596 shares, respectively, of Class B common stock outstanding. As of June 30, 2020, the Company had no shares of Class B common stock held as treasury stock. At December 31, 2019, the Company had 3,532,457 shares of Class B common stock held as treasury stock under the cost method.
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
15.    Commitments and Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.7 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2020 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$786,034
Standby letters of credit	12,268
Commercial letters of credit	3,428
$801,730

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

16.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government sponsored enterprise debt securities	$—	$831,920	$—	$831,920
Corporate debt securities	—	386,109	—	386,109
U.S. government agency debt securities	—	232,454	—	232,454
Municipal bonds	—	66,786	—	66,786
U.S treasury securities	—	2,515	—	2,515
	—	1,519,784	—	1,519,784
Equity securities with readily determinable fair values not held for trading	—	24,425	—	24,425
Bank owned life insurance	—	214,693	—	214,693
Derivative instruments	—	47,211	—	47,211
	$—	$1,806,113	$—	$1,806,113
Liabilities
Derivative instruments	$—	$49,178	$—	$49,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government sponsored enterprise debt securities	$—	$933,112	$—	$933,112
Corporate debt securities	—	252,836	—	252,836
U.S. government agency debt securities	—	228,397	—	228,397
U.S. treasury securities	—	104,236	—	104,236
Municipal bonds	—	50,171	—	50,171
	—	1,568,752	—	1,568,752
Equity securities with readily determinable fair values not held for trading	—	23,848	—	23,848
Bank owned life insurance	—	211,852	—	211,852
Derivative instruments	—	12,097	—	12,097
	$—	$1,816,549	$—	$1,816,549

Liabilities
Derivative instruments	$—	$11,809	$—	$11,809

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,966,143	$2,847,190	$2,819,477	$2,721,291
Financial liabilities:
Time deposits	1,833,597	1,864,959	1,745,735	1,759,347
Advances from the FHLB	1,050,000	1,083,807	1,235,000	1,244,515
Senior notes	58,419	60,724	—	—
Junior subordinated debentures	64,178	53,180	92,246	86,738

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

17.	Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net (loss) income available to common stockholders	$(15,279)	$12,857	$(11,897)	$25,928
Denominator:		`
Basic weighted average shares outstanding	41,720	42,466	41,953	42,610
Dilutive effect of share-based compensation awards	—	353	—	255
Diluted weighted average shares outstanding	41,720	42,819	41,953	42,865

Basic (loss) earnings per common share	$(0.37)	$0.30	$(0.28)	$0.61
Diluted (loss) earnings per common share	$(0.37)	$0.30	$(0.28)	$0.60

As of June 30, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 491,360 and 789,652, respectively. As of June 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect. As of June 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three principal subsidiaries, Amerant Trust, N.A. (“Amerant Trust”), a non-depository trust company, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), and a grand-Cayman based trust company subsidiary Elant Bank & Trust LTD. (the “Cayman Bank”).
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
Cautionary Notice Regarding Forward-Looking Statements
Various of the statements made in this Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, without limitation, future financial and operating results; costs and revenues; economic conditions generally and in our markets and among our customer base; the challenges and uncertainties caused by the COVID-19 pandemic; the measures we have taken in response to the COVID-19 pandemic; our participation in the Paycheck Protection Program (“PPP”); loan demand; changes in the mix of our earning assets and our deposit and wholesale liabilities; net interest income and margin; yields on earning assets; interest rates and yield curves (generally and those applicable to our assets and liabilities); credit quality, including loan performance, non-performing assets, provisions for loan losses, charge-offs, other-than-temporary impairments and collateral values; the effect of redemptions of certain fixed rate trust preferred securities and related junior subordinated debt; rebranding and staff realignment costs and expected savings; market trends; customer preferences and anticipated closures of banking centers in Florida and Texas, as well as statements with respect to our objectives, expectations and intentions and other statements that are not historical facts. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlooks,” “modeled” and other similar words and expressions of the future in this Form 10-Q. These forward-looking statements should be read together with the “Risk Factors” included in this Form 10-Q, our Form 10-K and our other reports filed with the SEC. Additionally, these forward-looking statements may not be realized due to a variety of factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, is the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its customers and the global economy and financial markets. The extent of the impact of COVID-19 over the Company and its customers will depend on a number of issues and future developments, which, at this time, are extremely uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact of the pandemic, and the direct and indirect effects that the pandemic and related containment measures may have, among others. You should consider many of the risks listed in this report together with those risks and uncertainties described in “Risk factors” in our Form 10-K and in our other filings with the SEC, as being heightened as a result of the ongoing COVID-19 pandemic.

Additional factors that may cause actual results to deviate significantly from current expectations include but are not limited to:

•
the COVID-19 pandemic has significantly impacted economic conditions globally and in the United States, could have a material adverse effect on our business, financial condition and results of operation, and the ultimate impact on our business, financial condition and results of operations, will depend on future developments and other factors that are highly uncertain and will be impacted by the scope, severity and duration of the pandemic and actions taken by governmental authorities in response;

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

•	mortgage servicing rights, or MSRs, requirements may change and require us to incur additional costs and risks;

•	we may be contractually obligated to repurchase mortgage loans we sold to third-parties on terms unfavorable to us;

•	our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition;

•	liquidity risks could affect operations and jeopardize our financial condition;

•	certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace;

•	our Venezuelan deposit concentration may lead to conditions in Venezuela adversely affecting our operations;

•	our investment advisory and trust businesses could be adversely affected by conditions affecting our Venezuelan customers;

•	our brokered deposits and wholesale funding increases our liquidity risk, could increase our interest rate expense and potentially increase our deposit insurance costs;

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

•	certain of our existing stockholders could exert significant control over the Company;

•	we have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock;

•	we expect to issue more Class A common stock in the future which may dilute holders of Class A common stock;

•	holders of Class B common stock have limited voting rights. As a result, holders of Class B common stock will have limited ability to influence shareholder decisions;

•	our dual classes of common stock may limit investments by investors using index-based strategies;

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

•	we face strategic risks as an independent company and from our history as a part of the Former Parent;

•	the fair value of our investment securities can fluctuate due to market conditions out of our control;

•	we may not be able to generate sufficient cash to service all of our debt, including the Senior Notes;

•
we and Amerant Florida Bancorp Inc., the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes;

•	we may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes; and

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

OVERVIEW
Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Amerant Trust, Amerant Investments, and Cayman Bank subsidiaries. The Bank’s three primary markets are South Florida, where we operate 19 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have eight banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties, and a loan production office (“LPO”) in Dallas, Texas which opened in early 2019, and the greater New York City area, New York, where we also maintain a LPO that focuses on originating commercial real estate (“CRE”) loans. The Company is in the process of closing one banking center in Florida and another in Texas, which the Company expects to complete by year-end 2020. These closures are the result of extensive analyses of the profitability of the Company’s retail banking network and their current and expected individual contributions to achieving the Company’s strategic goals.
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
On March 16, 2020, we activated the Company's well-established Business Continuity Plan, or BCP. The BCP has effectively ensured the Company's resilient platform continues to operate during these extraordinary times, and has allowed us to continue providing the quality of products and services our customers have come to expect. The plan is supported and complemented by a robust business continuity governance framework, life safety program and annual enterprise-wide exercise and training program. The Company’s BCP plan is framed based on industry best practices and regulatory guidelines and is subject to periodic testing and independent audits. As of June 30, 2020, approximately 86% of the Company’s employees are working remotely. On June 3, 2020, the Company started Phase 1 of reintroducing employees working remotely back to the workplace. Given the increasing trend in COVID-19 cases in our markets, particularly in Florida and Texas, during the month of June and continuing in July, we are following a careful, phased-approach which includes a voluntary return of a limited number of employees, based on work location, roles and responsibilities, and various safety protocols. Banking centers have returned to regular business hours, following strict federal, state and local government guidelines supporting the safety of our employees and our customers. Amerant continues to focus on serving customers without interruption, while maintaining a safe environment.
During the first half of 2020, there were no staffing changes resulting from the COVID-19 pandemic.
Supporting Our Communities
Beginning on March 26, 2020, we began providing an array of tangible and meaningful support measures to support our customers and communities during the COVID-19 pandemic. These measures include waiving the Bank’s ATM fees for customers and non-customers, late payment fees on all consumer and business loans, and deposit account fees on a case-by-case basis. Measures related to waiving of fees, with the exception of late payment fees on loans, were discontinued during the third quarter. The Bank is also refraining from reporting negative information such as past due balances to credit bureaus, and, importantly, offering individualized loan payment assistance such as interest payment deferral and forbearance options. Additionally, in April 2020, the Bank increased its mobile check deposit limits. All of these efforts align with regulatory guidance aimed at helping customers and communities, while remaining prudent and manageable, and will continue until further notice.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill, to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the SBA $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s PPP, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, adding funding to the PPP, was enacted. On July 4, 2020, new legislation was signed into law that extended the availability of loans from June 30, 2020 until August 8, 2020. As of June 30, 2020, total PPP loans were $214.1 million, representing over 2,000 loans approved. Over 90% of these loans were under $350,000 each.

Loan Loss Reserve and Mitigation Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued in the second quarter of 2020. As of June 30, 2020, loans modified under these programs totaled $1.1 billion. As of this date, loans in these programs on which the interest-only/or forbearance period expired at that date totaled $504.7 million, or 45.4% of total modified loans. The Company collected payments due on $8.4 million of modified loans through June 30, 2020. Modified loans totaling $496.3 million have payments due by July 31, 2020. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”). The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted. The following table summarizes the loan balances in these programs as of July 31, 2020, June 30, 2020 and May 1, 2020:

Program Detail	July 31, 2020	June 30, 2020	May 1, 2020
(in thousands)
90-day payment deferral; interest added to principal balance upon modification and continues to accrue each month	$184,665	$349,166	$451,076
90-day interest payment deferral with no escrow payments	84,449	133,761	441,212
90-day interest payment deferral including escrow payments	18,764	150,464	196,809
180-day interest payment deferral	20,973	20,973	29,906
	$308,851	$654,364	$1,119,003
The Company performed a comprehensive review of its loan exposures by industry to identify those most susceptible to increased credit risk as a result of the COVID-19 pandemic. The Company estimated the outstanding loan portfolio is represented by loans to borrowers in industries, or with collateral values, that are potentially more vulnerable to the financial impact of the pandemic to be approximately 42% at June 30 2020, up from approximately 30% of loans at March 31, 2020. The Company estimates approximately 67% of these loans are secured with real estate collateral at June 30, 2020, compared to approximately 50% at March 31, 2020.
The Company recorded a provision for loan losses of $48.6 million during the second quarter of 2020, compared to $22.0 million in the first quarter of 2020. The Company had released $1.4 million in the second quarter of 2019. The increase during the second quarter of 2020 is mainly due to a provision of $28.2 million due to specific reserve requirements as a result of loan portfolio deterioration and downgrades during the second quarter of 2020. In addition, the increase in the provision for loan losses during the second quarter of 2020 included $20.2 million driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors.
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

Risks and Uncertainties
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted and certain businesses have reopened, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. For example, the States of Florida and Texas have seen increases in the cases of COVID-19 during the second quarter and into the third quarter which may prompt state or local governments to reinstate certain measures and restrictions. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time. See—Risk Factors under Part II, Item 1A in this Form 10-Q.
Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income (loss), the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, ROA and ROE.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (“FHLB”) and other borrowings such as repurchase agreements, senior notes and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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
Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances; and (vii) other noninterest income. In 2019, noninterest income also included data processing and fees for other services provided to the Company’s Former Parent and its affiliates.
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold. These are affected by prevailing market pricing of deposit services, interest rates, our marketing efforts and other factors.
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody (“AUM”) accounts totaled $1.72 billion at June 30, 2020, a decrease of $100.0 million from $1.82 billion at December 31, 2019. The decrease is mainly attributable to lower valuations resulting from the global financial impact of the COVID-19 pandemic, partially offset by account growth due to the Company’s increasingly successful sales efforts.
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
In 2019 and prior periods, we historically provided certain administrative services to the Former Parent’s non-U.S. affiliates under certain administrative and transition service agreements with arms-length terms and pricing. Income from this source was generally based on the direct costs associated with providing the services plus a markup, and reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. For the first half of 2019, we were paid approximately $0.9 million for these services. These administrative and transition services ended in 2019, therefore, we earned no fees for these services in 2020. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide, certain shareholder services to us under a service agreement.
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
Salaries and employee benefits include compensation (including severance expenses), stock-based compensation, employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by the deferral of expenses directly related to the origination of loans. As mentioned in the “Net Interest Income” discussion above, non-refundable loan origination fees, net of direct costs of originating loans, are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with U.S. GAAP.
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
Other operating expenses include advertising, marketing (including rebranding expenses), community engagement and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from the spin-off from our Former Parent. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with U.S. GAAP.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During the first half of 2020 and 2019, we incurred restructuring expenses of approximately $1.7 million and $3.7 million, respectively. In the first half of 2020, restructuring expenses included $0.4 million and $1.3 million of staff reduction costs and digital transformation expenses, respectively ($0.9 million and $2.8 million of staff reduction costs and rebranding costs in the first half of 2019, respectively). Restructuring expenses consist of those incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

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
We review and update our ALL for loan loss model at least annually to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
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

Summary Results
The summary results for the quarter ended June 30, 2020 include the following (See “Selected Financial Information” for an explanation of Non-GAAP Financial Measures Reconciliation):

•
Net loss of $15.3 million, compared to net income of $12.9 million in the same period of 2019. The net loss compared to net income in the same quarter last year was primarily due to higher provision for loan losses in the second quarter of 2020 and lower net interest income, offset by higher non-interest income and lower non-interest expenses. Operating income, which excludes provision for income tax, provision for loan losses or reversals and net gains on securities, increased to $21.6 million, up 53.8% from $14.0 million in the same period of 2019.

•
Net interest income (“NII”) was $46.3 million, down 13.9% from $53.8 million in the same period of 2019. Lower NII is attributed to a decline in average yields on interest-earning assets, partially offset by higher average interest-earning asset balances and lower deposit and professional funding costs. Net interest margin (“NIM”) was 2.44% in the second quarter of 2020, down from 2.92% in the second quarter 2019.

•
Credit quality remained sound and reserve coverage is strong despite recent developments associated with one large loan relationship. The Company continues to closely monitor the performance of its loan portfolio estimated to be impacted by the decline in business activity associated with the COVID-19 pandemic, and continues refining its estimated probable loss assumptions. The Company recorded a provision for loan losses of $48.6 million during the second quarter of 2020, compared to a release of $1.4 million during the second quarter of 2019. The ratio of the ALL to total loans was 2.04% as of June 30, 2020, up from 0.99% in the same period last year. In the second quarter of 2020, the ratio of loan charge-offs to average total loans remained at a low level of 0.13%, up from 0.11% in the second quarter of 2019.

•
Noninterest income was $19.8 million, up 39.6% from $14.1 million in the same period of 2019. The increase over the same quarter of 2019 was primarily due to higher net gains on the sale of securities in the second quarter of 2020.

•
Noninterest expense was $36.7 million, down 30.6% from $52.9 million in the second quarter of 2019. The year-over-year decline in noninterest expense was mainly driven by lower salaries and employee benefit expenses attributed to staff reductions completed in 2019 and 2018, lower stock compensation expense in the second quarter of 2020, and the deferral of direct origination costs associated with the Small Business Administration (“SBA”)’s Paycheck Protection Program ("PPP") loans funded during the second quarter of 2020. Non-refundable loan origination fees, net of direct costs of originating loans, are deferred and amortized over the term of the related loans as adjustments to interest income in accordance with generally accepted accounting principles (GAAP). Additionally, the Company had lower restructuring costs in the second quarter of 2020 related to Amerant’s transformation efforts. Adjusted noninterest expense was $35.4 million in the second quarter of 2020, down 29.4% from $50.2 million in the second quarter of 2019. Adjusted noninterest expense in the second quarter of 2020 excludes $1.3 million in restructuring expenses, compared $2.7 million in the same quarter last year.

•
The efficiency ratio was 55.6% (53.6% adjusted for restructuring expenses), compared to 77.9% (73.8% adjusted for restructuring expenses) for the corresponding period of 2019. These improvements in the second quarter of 2020 are mainly attributed to the lower noninterest expenses driven by staff reductions, lower stock compensation expense, and the deferral of origination costs associated with PPP loans, as previously explained.

•
Stockholders’ book value per common share increased to $19.69, up 1.8%, from $19.35 at December 31, 2019. Tangible book value per common share increased to $19.18, up 1.8% from $18.84 at December 31, 2019.

•
Completed the registered offering and sale of $60.0 million senior notes, which bear interest at an annual rate of 5.75% and are due in 2025 (the “Senior Notes”), significantly expanding the Company’s available funding sources.

•
Total loans were $5.9 billion, up $127.9 million , or 2.2%, from $5.7 billion as of December 31, 2019. Total deposits were $6.0 billion, up $267.6 million, or 4.6% from $5.8 billion as of December 31, 2019. These increases are mainly driven by the Company’s participation in the PPP.

Selected Financial Information
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2020 and 2019 and as of June 30, 2020 and our audited consolidated financial statements as of December 31, 2019. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2020 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	June 30, 2020	December 31, 2019
(in thousands)
Consolidated Balance Sheets
Total assets	$8,130,723	$7,985,399
Total investments	1,674,811	1,739,410
Total gross loans (1)	5,872,271	5,744,339
Allowance for loan losses	119,652	52,223
Total deposits	6,024,702	5,757,143
Advances from the FHLB and other borrowings	1,050,000	1,235,000
Senior notes (2)	58,419	—
Junior subordinated debentures (3)	64,178	92,246
Stockholders' equity	830,198	834,701
Assets under management and custody (4)	1,715,804	1,815,848

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, except percentages and per share amounts)
Consolidated Results of Operations
Net interest income	$46,323	$53,789	$95,552	$109,226
Provision for (reversal of) loan losses	48,620	(1,350)	70,620	(1,350)
Noninterest income	19,753	14,147	41,663	27,303
Noninterest expense	36,740	52,905	81,607	104,850
Net (loss) income	(15,279)	12,857	(11,897)	25,928
Effective income tax rate	20.77%	21.51%	20.75%	21.50%

Common Share Data
Stockholders' book value per common share	$19.69	$18.66	$19.69	$18.66
Tangible stockholders' equity (book value) per common share (5)	$19.18	$18.18	$19.18	$18.18
Basic (loss) earnings per common share	$(0.37)	$0.30	$(0.28)	$0.61
Diluted (loss) earnings per common share (6)	$(0.37)	$0.30	$(0.28)	$0.60
Basic weighted average shares outstanding	41,720	42,466	41,953	42,610
Diluted weighted average shares outstanding (6)	41,720	42,819	41,953	42,865

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (7)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM) (8)	2.44%	2.92%	2.55%	2.94%
Net (loss) income / Average total assets (ROA) (9)	(0.75)%	0.66%	(0.30)%	0.66%
Net (loss) income / Average stockholders' equity (ROE) (10)	(7.21)%	6.56%	(2.82)%	6.76%

Capital Indicators (%)
Total capital ratio (11)	14.34%	14.70%	14.34%	14.70%
Tier 1 capital ratio (12)	13.08%	13.85%	13.08%	13.85%
Tier 1 leverage ratio (13)	10.39%	11.32%	10.39%	11.32%
Common equity tier 1 capital ratio (CET1) (14)	12.13%	12.14%	12.13%	12.14%
Tangible common equity ratio (15)	9.97%	9.93%	9.97%	9.93%

Asset Quality Indicators (%)
Non-performing assets / Total assets (16)	0.95%	0.41%	0.95%	0.41%
Non-performing loans / Total loans (1) (17)	1.32%	0.56%	1.32%	0.56%
Allowance for loan losses / Total non-performing loans (18)	154.87%	175.28%	154.87%	175.28%
Allowance for loan losses / Total loans (1) (18)	2.04%	0.99%	2.04%	0.99%
Net charge-offs / Average total loans (19)	0.13%	0.11%	0.11%	0.11%

Efficiency Indicators (% except FTE)
Noninterest expense / Average total assets	1.81%	2.70%	2.04%	2.65%
Salaries and employee benefits / Average total assets	1.06%	1.74%	1.27%	1.71%
Other operating expenses/ Average total assets (20)	0.75%	0.96%	0.77%	0.95%
Efficiency ratio (21)	55.60%	77.87%	59.47%	76.80%
Full-Time-Equivalent Employees (FTEs)	825	839	825	839

Adjusted Selected Consolidated Results of Operations and Other Data (5)
Adjusted noninterest expense	$35,422	$50,169	$79,935	$101,181
Adjusted net (loss) income	(14,234)	15,005	(10,572)	28,808
Operating income	21,599	14,039	38,251	30,683
Adjusted basic (loss) earnings per common share	(0.34)	0.35	(0.25)	0.68
Adjusted (loss) earnings per diluted common share (6)	(0.34)	0.35	(0.25)	0.67
Adjusted net (loss) income / Average total assets (Adjusted ROA) (9)	(0.70)%	0.77%	(0.26)%	0.73%
Adjusted net (loss) income / Average stockholders' equity (Adjusted ROE) (10)	(6.72)%	7.66%	(2.51)%	7.51%
Adjusted noninterest expense / Average total assets	1.75%	2.56%	2.00%	2.56%
Adjusted salaries and employee benefits / Average total assets	1.05%	1.69%	1.26%	1.69%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Adjusted other operating expenses/ Average total assets (20	0.70%	0.87%	0.74%	0.88%
Adjusted efficiency ratio (22)	53.61%	73.84%	58.26%	74.11%
__________________

(1)	Total gross loans are net of deferred loan fees and costs.

(2)
During the second quarter of 2020, the Company completed a $60 million offering of Senior Notes with a coupon rate of 5.75%. Senior Notes are presented net of direct issuance cost which is deferred and amortized over 5 years.

(3)
During the six months ended June 30, 2020, the Company redeemed $26.8 million of its 8.90% trust preferred securities. The Company simultaneously redeemed the junior subordinated debentures associated with these trust preferred securities.

(4)	Assets held for clients in an agency or fiduciary capacity which are not assets of the Company and therefore are not included in the consolidated financial statements.

(5)
This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.

(6) As of June 30, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 491,360 and 789,652, respectively. As of June 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect. As of June 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

(7)	Operating data for the periods presented have been annualized.

(8)	NIM is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.

(9)	Calculated based upon the average daily balance of total assets.

(10)	Calculated based upon the average daily balance of stockholders’ equity.

(11)	Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.

(12)	Tier 1 capital divided by total risk-weighted assets.

(13)
Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $62.3 million and $114.1 million at June 30, 2020 and 2019, respectively. See footnote 2 for more information about trust preferred securities redemption transactions in the first quarter of 2020.

(14)	Common Equity Tier 1 (CET 1) capital divided by total risk-weighted assets.

(15)
Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles assets are included in other assets in the Company’s consolidated balance sheets.

(16)
Non-performing assets include all accruing loans past due 90 days or more, all nonaccrual loans, restructured loans that are considered “troubled debt restructurings” or “TDRs”, and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $77.3 million and $32.8 million as of June 30, 2020 and 2019, respectively.

(17)
Non-performing loans include all accruing loans 90 days or more past due, all nonaccrual loans and restructured loans that are considered TDRs. Non-performing loans were $77.3 million and $32.8 million as of June 30, 2020 and 2019, respectively.

(18)
Allowance for loan losses was $119.7 million and $57.4 million as of June 30, 2020 and 2019, respectively. See Note 5 to our audited consolidated financial statements in our Form 10-K and Note 5 to these unaudited interim consolidated financial statements for more details on our impairment models.

(19)	Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses.

(20)	Other operating expenses is the result of total noninterest expense less salary and employee benefits.

(21)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.

(22)	Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring costs, described in “Non-GAAP Financial Measures Reconciliation” herein.

Non-GAAP Financial Measures Reconciliation
Certain financial measures and ratios contained in this Form 10-Q, including “adjusted noninterest expense”, “adjusted net (loss) income”, “operating income”, “adjusted earnings per share (basic and diluted)”, “adjusted return on assets (ROA)”, “adjusted return on equity (ROE)”, and other ratios appearing in the tables below are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). The Company refers to these financial measures and ratios as “non-GAAP financial measures.” The Company’s Non-GAAP financial measures are derived from the Company’s interim unaudited consolidated financial statements, adjusted for certain costs incurred by the Company in the periods presented related to tax deductible restructuring costs.
We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued into 2020, and the Company’s increases of its allowance for loan losses and net gains on sales of securities in the three and six months ended June 30, 2020. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.
The following table sets forth the Company’s Non-GAAP financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Total noninterest expenses	$36,740	$52,905	$81,607	$104,850
Less: restructuring costs (1):
Staff reduction costs	360	907	414	907
Digital transformation expenses	958	—	1,258	—
Rebranding costs	—	1,829	—	2,762
Total restructuring costs	1,318	2,736	1,672	3,669
Adjusted noninterest expenses	$35,422	$50,169	$79,935	$101,181

Net (loss) income	$(15,279)	$12,857	$(11,897)	$25,928
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	1,318	2,736	1,672	3,669
Income tax effect	(273)	(588)	(347)	(789)
Total after-tax restructuring costs	1,045	2,148	1,325	2,880
Adjusted net (loss) income	$(14,234)	$15,005	$(10,572)	$28,808

Net (loss) income	$(15,279)	$12,857	$(11,897)	$25,928
Plus: income tax (benefit) expense	(4,005)	3,524	(3,115)	7,101
Plus: provision for (reversal of) loan losses	48,620	(1,350)	70,620	(1,350)
Less: securities gains, net	7,737	992	17,357	996
Operating income	$21,599	$14,039	$38,251	$30,683

Basic (loss) earnings per share	$(0.37)	$0.30	$(0.28)	$0.61
Plus: after tax impact of restructuring costs	0.03	0.05	0.03	0.07
Total adjusted basic (loss) earnings per common share	$(0.34)	$0.35	$(0.25)	$0.68

Diluted (loss) earnings per share (2)	$(0.37)	$0.30	$(0.28)	$0.60
Plus: after tax impact of restructuring costs	0.03	0.05	0.03	0.07
Total adjusted diluted (loss) earnings per common share	$(0.34)	$0.35	$(0.25)	$0.67

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2020	2019	2020	2019
Net (loss) income / Average total assets (ROA)	(0.75)%	0.66%	(0.30)%	0.66%
Plus: after tax impact of restructuring costs	0.05%	0.11%	0.04%	0.07%
Adjusted net (loss) income / Average total assets (Adjusted ROA)	(0.70)%	0.77%	(0.26)%	0.73%

Net (loss) income / Average stockholders' equity (ROE)	(7.21)%	6.56%	(2.82)%	6.76%
Plus: after tax impact of restructuring costs	0.49%	1.10%	0.31%	0.75%
Adjusted net (loss) income / Average stockholders' equity (Adjusted ROE)	(6.72)%	7.66%	(2.51)%	7.51%

Noninterest expense / Average total assets	1.81%	2.70%	2.04%	2.65%
Less: impact of restructuring costs	(0.06)%	(0.14)%	(0.04)%	(0.09)%
Adjusted Noninterest expense / Average total assets	1.75%	2.56%	2.00%	2.56%

Salaries and employee benefits / Average total assets	1.06%	1.74%	1.27%	1.71%
Less: impact of restructuring costs	(0.01)%	(0.05)%	(0.01)%	(0.02)%
Adjusted salaries and employee benefits / Average total assets	1.05%	1.69%	1.26%	1.69%

Other operating expenses / Average total assets	0.75%	0.96%	0.77%	0.95%
Less: impact of restructuring costs	(0.05)%	(0.09)%	(0.03)%	(0.07)%
Adjusted other operating expenses / Average total assets	0.70%	0.87%	0.74%	0.88%

Efficiency ratio	55.60%	77.87%	59.47%	76.80%
Less: impact of restructuring costs	(1.99)%	(4.03)%	(1.21)%	(2.69)%
Adjusted efficiency ratio	53.61%	73.84%	58.26%	74.11%

Stockholders' equity	$830,198	$806,368	$830,198	$806,368
Less: goodwill and other intangibles	(21,653)	(20,969)	(21,653)	(20,969)
Tangible common stockholders' equity	$808,545	$785,399	$808,545	$785,399
Total assets	$8,130,723	$7,926,826	$8,130,723	$7,926,826
Less: goodwill and other intangibles	(21,653)	(20,969)	(21,653)	(20,969)
Tangible assets	$8,109,070	$7,905,857	$8,109,070	$7,905,857
Common shares outstanding	42,159	43,205	42,159	43,205
Tangible common equity ratio	9.97%	9.93%	9.97%	9.93%
Stockholders' book value per common share	$19.69	$18.66	$19.69	$18.66
Tangible stockholders' book value per common share	$19.18	$18.18	$19.18	$18.18
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
(2) As of June 30, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 491,360 and 789,652, respectively. As of June 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect. As of June 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2020 and 2019
Net (loss) income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2020	2019	2020 vs 2019		2020	2019	2020 vs 2019
Net interest income	$46,323	$53,789	$(7,466)	(13.9)%	$95,552	$109,226	$(13,674)	(12.5)%
Provision for (reversal of) loan losses	48,620	(1,350)	49,970	N/M	70,620	(1,350)	71,970	N/M
Net interest income (loss) after provision for (reversal of) loan losses	(2,297)	55,139	(57,436)	(104.2)%	24,932	110,576	(85,644)	(77.5)%
Noninterest income	19,753	14,147	5,606	39.6%	41,663	27,303	14,360	52.6%
Noninterest expense	36,740	52,905	(16,165)	(30.6)%	81,607	104,850	(23,243)	(22.2)%
(Loss) income before income tax	(19,284)	16,381	(35,665)	(217.7)%	(15,012)	33,029	(48,041)	(145.5)%
Income tax benefit (expense)	4,005	(3,524)	7,529	(213.7)%	3,115	(7,101)	10,216	(143.9)%
Net (loss) income	$(15,279)	$12,857	$(28,136)	(218.8)%	$(11,897)	$25,928	$(37,825)	(145.9)%
Basic (loss) earnings per common share	$(0.37)	$0.30	$(0.67)	(223.3)%	$(0.28)	$0.61	$(0.89)	(145.9)%
Diluted (loss) earnings per common share (1)	$(0.37)	$0.30	$(0.67)	(223.3)%	$(0.28)	$0.60	$(0.88)	(146.7)%
__________________

(1)
At June 30, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 491,360 and 789,652, respectively, mainly related to the Company’s IPO in 2018. See Note 17 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock and restricted stock units on earnings per share for the three and six month periods ended June 30, 2020 and 2019.

N/M Means not meaningful

Three Months Ended June 30, 2020 and 2019
In the second quarter of 2020, we reported a net loss of $15.3 million, or $0.37 loss per share, compared to a net income of $12.9 million, or $0.30 earnings per diluted share, in the same quarter of 2019. The decrease of $28.1 million, or 218.8%, in net income was mainly the result of: (i) the $48.6 million provision for loan losses in the second quarter of 2020, primarily due to the estimated probable losses reflecting deterioration of our loan portfolio due to the COVID-19 pandemic and specific reserves requirements on a commercial loan relationship, and (ii) lower net interest income. This was partially offset by: (i) lower noninterest expenses mainly due to lower salaries and employee benefits and lower other operating expenses, and (ii) higher noninterest income driven by $7.5 million of net gains on the sale of securities recognized in the second quarter of 2020.
Net interest income declined to $46.3 million in the three months ended June 30, 2020 from $53.8 million in the three months ended June 30, 2019. The decrease of $7.5 million, or 13.9%, was primarily due to a decline in average yields on interest-earning assets. This was partially offset by higher average interest-earning asset balances and lower deposit and professional funding costs.

Noninterest income increased to $19.8 million in the three months ended June 30, 2020 from $14.1 million in the three months ended June 30, 2019. The increase of $5.6 million, or 39.6%, is mainly due to $7.5 million of net gains on the sale of 30-year Treasury securities recognized in the second quarter of 2020, in addition to higher other noninterest income and higher brokerage, advisory and fiduciary fees. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees and (iii) the absence of data processing and fees for other services previously provided to the Company’s Former Parent and its affiliates.
Noninterest expenses decreased to $36.7 million in the three months ended June 30, 2020 from $52.9 million in the three months ended June 30, 2019. The decrease of $16.2 million, or 30.6%, is primarily driven by: (i) lower salaries and employee benefits, mainly driven by staff reductions in 2018 and 2019, lower stock-based compensation expense and, the deferral of $7.8 million of expenses directly related to origination of loans under the PPP program in accordance with GAAP, and (ii) lower other operating expenses mainly due to the absence of rebranding costs in the second quarter of 2020. In the three months ended June 30, 2020 and 2019, noninterest expense included $1.3 million and $2.7 million, respectively, in restructuring costs, consisting primarily of staff reduction costs and digital transformation expenses in the three months ended June 30, 2020, and staff reduction and rebranding costs in the three months ended June 30, 2019. The Company did not implement any staffing changes in the three months ended June 30, 2020 related to the COVID-19 pandemic.
Adjusted net loss for the three months ended June 30, 2020 was $14.2 million compared to an adjusted net income of $15.0 million in the three months ended June 30, 2019. Adjusted net (loss) income excludes restructuring costs of $1.3 million and $2.7 million in the three months ended June 30, 2020 and 2019, respectively. Operating income increased to $21.6 million in the three months ended June 30, 2020 compared to $14.0 million in the three months ended June 30, 2019. Operating income excludes provisions for loan losses or reversals, net gains on securities and income tax expense or benefit. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Six Months Ended June 30, 2020 and 2019
In the first half of 2020, we reported a net loss of $11.9 million, or $0.28 loss per share, compared to net income of $25.9 million, or $0.60 earnings per diluted share, in the same period of 2019. The decrease of $37.8 million, or 145.9%, in net income was mainly the result of: (i) the $70.6 million provision for loan losses in the first half of 2020, primarily due to the estimated probable losses reflecting deterioration of our loan portfolio due to the COVID-19 pandemic and specific reserves requirements on a commercial loan relationship and (ii) lower net interest income. This was partially offset by: (i) lower noninterest expenses mainly due to lower salaries and employee benefits and lower other operating expenses, and (ii) higher noninterest income driven by an increase of $15.8 million in net gains on the sale of securities recognized in the first half of 2020 compared to 2019.
Net interest income declined to $95.6 million in the six months ended June 30, 2020 from $109.2 million in the six months ended June 30, 2019. The decrease of $13.7 million, or 12.5%, was primarily due to a decline in average yields on interest-earning assets. This was partially offset by a decline in the average rate paid on total interest bearing liabilities, including total deposits, FHLB advances and trust preferred securities. The decrease in average rates paid on total interest bearing liabilities was partially offset by an increase in the average balance of time deposits.
Noninterest income increased $14.4 million, or 52.6%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, mainly due to an increase of $15.8 million in net gains on the sale of securities in the first half of 2020 compared to the same period last year, higher brokerage, advisory and fiduciary fees and higher other noninterest income. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees; (iii) the absence of data processing and fees for other services previously provided to the Former Parent and its affiliates, and (iv) the absence of the $0.6 million gain on early extinguishment of FHLB advances in the first half of 2019.

Noninterest expenses decreased $23.2 million, or 22.2%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by: (i) lower salaries and employee benefits, mainly driven by staff reductions in 2018 and 2019 and lower stock-based compensation expense, and the deferral of $7.8 million of expenses directly related to origination of loans under the PPP program in accordance with GAAP, and (ii) lower other operating expenses mainly due to the absence of rebranding costs in the first half of 2020 compared to the same period the previous year. In the six months ended June 30, 2020 and 2019, noninterest expense included $1.7 million and $3.7 million, respectively, in restructuring costs, consisting primarily of staff reduction costs and digital transformation expenses in the six months ended June 30, 2020, and staff reduction and rebranding costs in the six months ended June 30, 2019. The Company did not implement any staffing changes in the six months ended June 30, 2020 related to the COVID-19 pandemic.
Adjusted net loss for the six months ended June 30, 2020 was $10.6 million compared to an adjusted net income of $28.8 million in the same period of 2019. Adjusted net (loss) income excludes restructuring costs of $1.7 million and $3.7 million in the six months ended June 30, 2020 and 2019, respectively. Operating income was $38.3 million for the six months ended June 30, 2020, up 24.7% from $30.7 million in the same period of 2019. Operating income excludes provisions for loan losses or reversals, net gains on securities and income tax expense or benefit. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.

Net interest income
Three Months Ended June 30, 2020 and 2019
In the three months ended June 30, 2020, we earned $46.3 million of net interest income, a decline of $7.5 million, or 13.9%, from $53.8 million in the same period of 2019. The decrease in net interest income was primarily driven by a 91 basis point decline in the average yield on interest-earning assets resulting from the Federal Reserve decreasing the benchmark interest rate three times in 2019 plus the full effect of lower market rates on variable-rate loans following the emergency rate cuts implemented by the Federal Reserve during March 2020. These results were partially offset by: (i) a decrease of 50 basis points in average rates paid on total interest bearing liabilities mainly driven by lower costs of deposits and FHLB advances as well as lower interest expense due to the redemption of trust preferred securities in the third quarter of 2019 and first quarter of 2020 and (ii) a 3.2% increase in the average balance of interest-earning assets mainly due to higher loan balances and higher cash balances at the Federal Reserve. Net interest margin decreased 48 basis points to 2.44% in the three months ended June 30, 2020 from 2.92% in the three months ended June 30, 2019.
While the current COVID-19 pandemic interest rate environment and the potential runoff of the Company’s low-cost foreign deposits will continue to pressure NII and NIM, the Company is taking decisive action to manage these headwinds. Specifically, in the second quarter of 2020, the Company continued to actively implement and manage floor rates in the loan portfolio, aggressively reprice deposits, leverage low-cost wholesale funding opportunities, maximize high-yield investments, and seek to reduce asset sensitivity. Importantly, in April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances, resulting in 26 bps of annual savings for this portfolio representing an estimated $2.4 million of cost savings for the remainder of 2020. See — Capital Resources and Liquidity Management for detailed information. The Company will continue to take steps to mitigate the current interest rate environment and continued runoff of foreign deposits.
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
Interest Income. Total interest income was $64.2 million in the three months ended June 30, 2020, compared to $79.2 million for the same period of 2019. The $15.1 million, or 19.0%, decline in total interest income was primarily due to a decline in yields of interest-earning assets as result of the aforementioned Federal Reserve’s reductions to the benchmark interest rate in 2019 plus the previously mentioned emergency rate cuts in March 2020. This was partially offset by higher average balances of interest-earning assets driven by higher loan balances mainly due to PPP loans originated in the second quarter of 2020 and higher cash balances at the Federal Reserve. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the three months ended June 30, 2020 was $53.5 million compared to $66.8 million for the comparable period of 2019. The $13.3 million, or 19.9%, decrease was primarily due to a 98 basis point decline in average yields. This was partially offset by an increase of 1.3% in the average balance of loans in the second quarter of 2020 over the same period in 2019, mainly attributable to the PPP loans originated in the second quarter of 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale debt securities decreased $0.9 million, or 8.7%, to $9.3 million in the three months ended June 30, 2020 compared to $10.2 million in the same period of 2019. This was mainly due to a 30 basis point decline in the average yields. In the second quarter of 2020, prepayments on mortgage-related securities stabilized following a surge in expected prepayments during the first quarter of 2020. Still, we continued to focus on decreasing floating rate investments, given the current interest rate environment. As of the end of the second quarter of 2020, floating rate investments represented 16.9% of our portfolio, down from 17.9% in the year ago period. During the second quarter of 2020, the Company purchased $53.0 million in higher yielding fixed-rate corporate debt, primarily in the subordinated financial institution sector.
Interest Expense. Interest expense on total interest-bearing liabilities decreased $7.6 million, or 29.9%, to $17.8 million in the three months ended June 30, 2020 compared to $25.4 million in the same period of 2019, primarily due to lower cost of deposits and FHLB advances, as well as lower interest expense due to the aforementioned redemptions of trust preferred securities in 2019 and the first quarter of 2020.
Interest expense on deposits decreased to $14.1 million in the three months ended June 30, 2020 compared to $17.1 million for the same period of 2019. The $3.0 million, or 17.4%, decrease was primarily due to a 24 basis point decline in the average rates paid on deposits, partially offset by higher average total deposits, primarily time deposits. Average total time deposits increased by $169.6 million, or 7.3%, mainly as a result of our efforts to capture online deposits. Average online deposits increased by $143.2 million, or 188.4%, to $219.2 million in the second quarter of 2020 compared to $76.0 million in the second quarter of 2019. The increase in average time deposits was partially offset by lower average total checking and savings account balances which for the second quarter of 2020 decreased year-on-year by $165.0 million, or 6.1%, primarily due to a decline of $197.9 million, or 9.0%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes a decrease of $213.2 million, or 11.5%, in personal accounts partially offset by an increase of $15.3 million, or 4.6%, in commercial accounts. The overall decline in average balance of international commercial and personal accounts is primarily due to the continued utilization of deposits from our Venezuelan customers to fund everyday expenses, as challenging conditions in their country persist. In the second quarter of 2020, the pace of utilization of deposits from our Venezuelan customers declined mainly due to lower economic activity in their country currently attributable to the COVID-19 pandemic.
Interest expense on FHLB advances and other borrowings decreased by $3.2 million, or 50.6%, in the three months ended June 30, 2020 compared to the same period of 2019, mainly as a result of a decrease of 127 basis points in the average rate paid on these borrowings. This reduction in rates, includes the effect of the aforementioned $420 million in FHLB advances restructuring at the beginning of the second quarter of 2020. These results were partially offset by an increase of $91.0 million, or 8.5%, in the average balance outstanding in the three months ended June 30, 2020 compared to the same period in 2019.
Interest expense on junior subordinated debentures decreased by $1.5 million, or 72.7%, in the three months ended June 30, 2020 compared to the same period last year, mainly driven by a decline of $53.9 million, or 45.7%, in the average balance outstanding in connection with the redemption of trust preferred securities issued by the Capital Trust III, Statutory Trust II, and Capital Trust I and related subordinated debt, previously discussed.
During the second quarter of 2020, we completed a $60.0 million offering of Senior Notes with a fixed-rate coupon of 5.75%. See “—Capital Resources and Liquidity Management” for detailed information.
Six Months Ended June 30, 2020 and 2019
In the six months ended June 30, 2020, we earned $95.6 million of net interest income, a decline of $13.7 million, or 12.5%, from $109.2 million in the same period of 2019. The decrease in net interest income was primarily driven by a 68 basis point decline in the average yield on interest-earning assets resulting from the Federal Reserve decreasing the benchmark interest rate three times in 2019 plus a full quarter of the repricing effect of the Federal Reserve's emergency rate cuts in March 2020. These results were partially offset by a decrease of 32 basis points in average rates paid on total interest bearing liabilities mainly driven by lower costs of total deposits and FHLB advances, as well as lower interest expense due to the redemption of trust preferred securities in the third quarter of 2019 and first quarter of 2020. The decrease in average rates paid on total interest bearing liabilities was partially offset by an increase in the average balance of time deposits. Net interest margin decreased 39 basis points to 2.55% in the three months ended June 30, 2020 from 2.94% in the three months ended June 30, 2019.
Interest Income. Total interest income was $135.5 million in the three months ended June 30, 2020, compared to $159.5 million for the same period of 2019. The $24.1 million, or 15.1%, decline in total interest income was primarily due to a decline in yields of interest-earning assets as result of the aforementioned Federal Reserve’s reductions to the benchmark interest rate in 2019 plus the previously mentioned emergency rate cuts in March 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the six months ended June 30, 2020 was $113.3 million compared to $133.5 million for the comparable period of 2019. The $20.3 million, or 15.2%, decrease was primarily due to a 70 basis point decline in average yields. In addition, there was a $31.5 million, or 0.6%, decrease in the average balance of loans in the first half of 2020 over the same period in 2019, mainly as a result of the strategic run-off of foreign financial institution loans and non-relationship syndicated national credit loans. The decline in the average balance of loans in the first half of 2020 compared to the same period in 2019 was partially offset by PPP loans originated in the second quarter of 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale debt securities portfolio decreased $2.1 million, or 10.2%, to $18.8 million in the six months ended June 30, 2020 compared to $20.9 million in the same period of 2019. This was mainly due to a 34 basis point decline in the average yields, which includes the effect of the aforementioned surge in prepayments on mortgage-related securities in the first quarter of 2020. During the first half of 2020, the Company purchased $94.6 million in higher yielding fixed-rate corporate debt, primarily in the subordinated financial institution sector.
Interest Expense. Interest expense on total interest-bearing liabilities decreased $10.4 million, or 20.6%, to $39.9 million in the six months ended June 30, 2020 compared to $50.3 million in the same period of 2019, primarily due to lower cost of FHLB advances and deposits, lower interest expense due to the aforementioned redemptions of trust preferred securities, and lower average balances of total interest-bearing liabilities. The decrease in average rates paid and average balances of total interest bearing liabilities was partially offset by an increase in the average balance of time deposits.
Interest expense on deposits decreased to $31.0 million in the six months ended June 30, 2020 compared to $33.6 million for the same period of 2019. The $2.7 million, or 7.9%, decrease was primarily due to a 8 basis point decline in the average rates paid on deposits and lower average total deposits. Lower average total deposits include lower checking and savings account balances partially offset by higher time deposits. Average total time deposits increased by $104.5 million, or 4.4%, mainly as a result of our efforts to capture online deposits. Average online deposits increased by $127.0 million, or 182.3%, to $196.6 million in the first half of 2020 compared to $69.6 million the same period in 2019. Average total checking and savings account balances for the first half of 2020 decreased year-on-year by $218.7 million, or 7.9%, primarily due to a decline of $263.6 million, or 11.7%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes a decrease of $260.8 million, or 13.7%, in personal accounts and a decline of $2.8 million, or 0.8%, in commercial accounts. The overall decline in average balance of international commercial and personal accounts is primarily due to the continued utilization of deposits from our Venezuelan customers to fund everyday expenses, as challenging conditions in their country persist. In the second quarter of 2020, the pace of utilization of deposits from our Venezuelan customers declined mainly due to lower economic activity in their country currently attributable to the COVID-19 pandemic.
Interest expense on FHLB advances and other borrowings decreased by $5.0 million, or 39.8%, in the six months ended June 30, 2020 compared to the same period of 2019, mainly as a result of a decrease of 104 basis points in the average rate paid on these borrowings. This reduction in rates, includes the effect of the aforementioned $420 million in FHLB advances restructuring at the beginning of the second quarter of 2020. These results were partially offset by an increase of $92.8 million, or 8.5% in the average balance outstanding compared to the previous year. In addition, in 2019 the Company terminated interest rate swaps that had been designated as cash flow hedges to manage interest rate exposure on FHLB advances. As a result, the Company recorded a credit of approximately $0.7 million against interest expense on FHLB advances in the first half of 2020 ($0.5 million in the first half of 2019) and expects to record a credit of approximately $0.7 million in the rest of 2020. See “—Capital Resources and Liquidity Management” for detailed information.
Interest expense on junior subordinated debentures decreased by $2.8 million, or 67.6%, in the six months ended June 30, 2020 compared to the same period last year, mainly driven by a decline of $49.5 million, or 41.9%, in the average balance outstanding in connection with the redemption of the trust preferred securities issued by Capital Trust III, Statutory Trust II, and Capital Trust I and related subordinated debt, previously discussed.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2020 and 2019. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,712,548	$53,483	3.77%	$5,641,686	$66,801	4.75%
Debt securities available for sale (2)	1,545,335	9,283	2.42%	1,498,544	10,173	2.72%
Debt securities held to maturity (3)	68,237	308	1.82%	82,728	506	2.45%
Equity securities with readily determinable fair value not held for trading	24,303	121	2.00%	23,736	141	2.38%
Federal Reserve Bank and FHLB stock	69,801	916	5.28%	65,861	1,066	6.49%
Deposits with banks	215,406	56	0.10%	88,247	539	2.45%
Total interest-earning assets	7,635,630	64,167	3.38%	7,400,802	79,226	4.29%
Total non-interest-earning assets less allowance for loan losses	512,569			466,318
Total assets	$8,148,199			$7,867,120

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,122,405	$104	0.04%	$1,207,811	$301	0.10%
Money market	1,112,363	1,521	0.55%	1,143,072	3,997	1.40%
Savings	320,644	48	0.06%	369,538	17	0.02%
Total checking and saving accounts	2,555,412	1,673	0.26%	2,720,421	4,315	0.64%
Time deposits	2,484,219	12,406	2.01%	2,314,614	12,740	2.21%
Total deposits	5,039,631	14,079	1.12%	5,035,035	17,055	1.36%
Securities sold under agreements to repurchase	474	—	—%	—	—	—%
Advances from the FHLB and other borrowings (4)	1,163,022	3,110	1.08%	1,071,978	6,292	2.35%
Senior notes	5,136	84	6.58%	—	—	—%
Junior subordinated debentures	64,178	571	3.58%	118,110	2,090	7.10%
Total interest-bearing liabilities	6,272,441	17,844	1.14%	6,225,123	25,437	1.64%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	916,980			793,197
Accounts payable, accrued liabilities and other liabilities	106,738			62,677
Total non-interest-bearing liabilities	1,023,718			855,874
Total liabilities	7,296,159			7,080,997
Stockholders’ equity	852,040			786,123
Total liabilities and stockholders' equity	$8,148,199			$7,867,120
Excess of average interest-earning assets over average interest-bearing liabilities	$1,363,189			$1,175,679
Net interest income		$46,323			$53,789
Net interest rate spread			2.24%			2.65%
Net interest margin (5)			2.44%			2.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.73%			118.89%

	Six Months Ended June 30,
	2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,643,088	$113,271	4.04%	$5,674,606	$133,523	4.74%
Debt securities available for sale (2)	1,547,418	18,781	2.44%	1,515,627	20,923	2.78%
Debt securities held to maturity (3)	70,355	708	2.02%	83,665	1,092	2.63%
Equity securities with readily determinable fair value not held for trading	24,178	252	2.10%	23,334	281	2.43%
Federal Reserve Bank and FHLB stock	70,497	1,952	5.57%	66,657	2,171	6.57%
Deposits with banks	193,627	518	0.54%	127,551	1,543	2.44%
Total interest-earning assets	7,549,163	135,482	3.61%	7,491,440	159,533	4.29%
Total non-interest-earning assets less allowance for loan losses	500,363			473,237
Total assets	$8,049,526			$7,964,677

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,097,489	$239	0.04%	$1,235,056	$575	0.09%
Money market	1,124,432	4,770	0.85%	1,150,805	7,714	1.35%
Savings	321,663	65	0.04%	376,443	33	0.02%
Total checking and saving accounts	2,543,584	5,074	0.40%	2,762,304	8,322	0.61%
Time deposits	2,472,646	25,890	2.11%	2,368,185	25,293	2.15%
Total deposits	5,016,230	30,964	1.24%	5,130,489	33,615	1.32%
Securities sold under agreements to repurchase	237	—	—%	—	—	—%
Advances from the FHLB and other borrowings (4)	1,179,368	7,522	1.28%	1,086,586	12,497	2.32%
Senior notes	2,568	84	6.58%	—	—	—%
Junior subordinated debentures	68,650	1,360	3.98%	118,110	4,195	7.16%
Total interest-bearing liabilities	6,267,053	39,930	1.28%	6,335,185	50,307	1.60%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	836,782			786,674
Accounts payable, accrued liabilities and other liabilities	97,816			69,367
Total non-interest-bearing liabilities	934,598			856,041
Total liabilities	7,201,651			7,191,226
Stockholders’ equity	847,875			773,451
Total liabilities and stockholders' equity	$8,049,526			$7,964,677
Excess of average interest-earning assets over average interest-bearing liabilities	$1,282,110			$1,156,255
Net interest income		$95,552			$109,226
Net interest rate spread			2.33%			2.69%
Net interest margin (5)			2.55%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.46%			118.25%
___________

(1)
Average non-performing loans of $50.4 million and $24.5 million for the three months ended June 30, 2020 and 2019, respectively, and $41.6 million and $22.1 million for the six months ended June 30, 2020,and 2019, respectively, are included in the average loan portfolio, net.

(2)
Includes nontaxable securities with average balances of $62.2 million and $122.9 million for the three months ended June 30, 2020 and 2019, respectively, and $55.8 million and $140.4 million for the six months ended June 30, 2020, and 2019, respectively. The tax equivalent yield for these nontaxable securities for the three months ended June 30, 2020 and 2019 was 3.77% and 4.05%, respectively, and 3.82% and 4.03% for the six months ended June 30, 2020, and 2019, respectively. In 2020 and 2019, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(3)
Includes nontaxable securities with average balances of $68.2 million and $82.7 million for the three months ended June 30, 2020 and 2019, respectively, and $70.4 million and $83.7 million for the six months ended June 30, 2020 and 2019, respectively. The tax equivalent yield for these nontaxable securities for the three months ended June 30, 2020 and 2019 was 2.30% and 3.10%, respectively, and 2.56% and 3.33% for the six months ended June 30, 2020, and 2019, respectively. In 2020 and 2019, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(4)	The terms of the advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.

(5)
Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands)
Balance at the beginning of the period	$72,948	$60,322	$52,223	$61,762

Charge-offs
Domestic Loans:
Real estate loans
Single-family residential	—	—	—	(87)
Owner occupied	—	—	(27)	—
	—	—	(27)	(87)
Commercial	(2,075)	(874)	(3,149)	(1,866)
Consumer and others	(44)	(210)	(266)	(319)
	(2,119)	(1,084)	(3,442)	(2,272)

International Loans (1):
Commercial	—	(43)	(34)	(61)
Consumer and others	(7)	(894)	(258)	(1,300)
	(7)	(937)	(292)	(1,361)
Total Charge-offs	$(2,126)	$(2,021)	$(3,734)	$(3,633)

Recoveries
Domestic Loans:
Real estate loans
Single-family residential	40	104	70	143
Owner occupied	—	2	—	2
	40	106	70	145
Commercial	50	149	111	180
Consumer and others	2	6	19	7
	92	261	200	332

International Loans (1):
Commercial	—	136	124	228
Consumer and others	118	56	219	65
	118	192	343	293
Total Recoveries	$210	$453	$543	$625

Net charge-offs	(1,916)	(1,568)	(3,191)	(3,008)
Provision for (reversal of) loan losses	48,620	(1,350)	70,620	(1,350)
Balance at the end of the period	$119,652	$57,404	$119,652	$57,404
__________________

(1)	Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands)
Venezuela	$7	$729	238	1,041
Other countries	—	165	20	259
Total charge offs	$7	$894	$258	$1,300
Three Months Ended June 30, 2020 and 2019
During the three months ended June 30, 2020, charge-offs increased by $0.1 million, or 5.2%, compared to the same period of the prior year. Charge-offs during the second quarter of 2020 mainly included a $1.9 million charge-off on a commercial loan related to South Florida food wholesale borrower disclosed in previous quarters. This loan had already been reserved and the Company did not experience any unanticipated losses during the second quarter of 2020. The ratio of net charge-offs over the average total loan portfolio during the three months ended June 30, 2020 increased 2 basis point to 0.13% from 0.11% in the same quarter in 2019.
The Company recorded a provision for loan losses of $48.6 million during the second quarter of 2020, compared to a reversal of loan losses of $1.4 million in the second quarter of 2019. The provision for loan losses during the second quarter of 2020 was mainly due to a provision of $28.2 million due to specific reserve requirements as a result of loan portfolio deterioration and downgrades during the period. In addition, the provision for loan losses during the second quarter of 2020 included $20.2 million driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors.
The provision of $28.2 million in specific reserve requirements during the second quarter of 2020 includes $20.0 million related to certain loan arrangements with a Miami based U.S. coffee trader, which as of June 30, 2020, had loan arrangements with an outstanding balance of approximately $39.8 million. As disclosed by the Company on a current report on Form 8-K filed on July 16, 2020, the management of the Bank and the Company considered it necessary and prudent to provide, as of the close of the second quarter of 2020, for a loan loss reserve for this indebtedness which it initially estimated at approximately $17.0 million. On July 22, 2020, the Company received additional information from the assignee leading the liquidation procedure for the borrower and, based on an evaluation of this additional information, management of the Bank and the Company considered it necessary and prudent to increase the loan loss reserve for this indebtedness by an additional $3.1 million for a total of $20.0 million. As the liquidation procedure progresses and more information becomes available, management may decide to increase or decrease the loan loss reserve for this indebtedness. The Company intends to pursue any possible courses of actions available to it to mitigate the ultimate losses on this indebtedness and recover as much of the outstanding indebtedness as possible. Nevertheless, it is too early to determine if any of these possible courses of action are available to it and/or will be successful.
While it is difficult to estimate the extent of the impact of COVID-19 on Amerant’s credit quality, Amerant continues to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. Importantly, while the Company continues to offer customized loan payment relief options, including interest-only payments and forbearance options, which are not considered loan modifications meeting the criteria of troubled debt restructurings, or TDRs, it will continue to assess its ability to offer such programs over time. The concentration of the loan portfolio remains stable compared to December 31, 2019.
As of June 30, 2020, approximately 42% of the outstanding loan portfolio was tied to industries, or with collateral values, that are potentially more vulnerable to the financial impact of the COVID-19 pandemic, up from approximately 30% of loans at March 31, 2020. Approximately 67% of these loans are secured with real estate collateral at June 30, 2020, compared to approximately 50% at March 31, 2020. Except for loans to the real estate industry, the loan portfolio remains well diversified with the highest industry concentration representing 11% of total loans, compared to 12% at March 31, 2020. At the close of June 30, 2020, the Company’s Commercial Real Estate (“CRE”) loan portfolio, represented 50.2% of total loans, with an estimated weighted average Loan to Value (LTV) of 61% and an estimated weighted average Debt Service Coverage Ratio (DSCR) of 1.7x. At the close of March 31, 2020, the Company’s CRE loan portfolio was 51.8% of total loans, with a LTV of 60% and an estimated DSCR of 1.6x. Importantly, CRE loans to top tier customers, which are those considered to have the greatest strength and credit quality, represent approximately 42% of the CRE loan portfolio at both June 30, 2020 and March 31, 2020.
Six Months Ended June 30, 2020 and 2019
During the six months ended June 30, 2020, charge-offs increased by $0.1 million, or 2.8%, compared to the same period of the prior year. Charge-offs during the first half of 2020 included $1.9 million on a commercial loan to a South Florida food wholesale borrower disclosed in previous quarters, $1.1 million related to 4 commercial loans and $0.4 million related to multiple credit cards due to the discontinuation of the Company’s credit card products. The aforementioned $0.4 million in credit card charge-offs had already been reserved and the Company did not experience any unanticipated losses during the first half of 2020. The ratio of net charge-offs over the average total loan portfolio during the six months ended June 30, 2020 remained unchanged at 0.11% compared to the same period in 2019.
The Company recorded a provision for loan losses of $70.6 million during the first half of 2020, compared to a reversal of loan losses of $1.4 million in the first half of 2020. The increase in provision during the first half of 2020 was mainly due to a provision of $40.0 million driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors. In addition, the increase in provision during the first half of 2020 includes $28.2 million due to specific reserve requirements as a result of loan portfolio deterioration and downgrades during the period.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$3,438	17.4%	$4,341	30.7%	$(903)	(20.8)%
Brokerage, advisory and fiduciary activities	4,325	21.9%	3,736	26.4%	589	15.8%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,427	7.2%	1,419	10.0%	8	0.6%
Securities gains, net (2)	7,737	39.2%	992	7.0%	6,745	N/M
Cards and trade finance servicing fees	273	1.4%	1,419	10.0%	(1,146)	(80.8)%
(Loss) gain on early extinguishment of FHLB advances, net	(66)	(0.3)%	—	—%	(66)	N/M
Data processing and fees for other services	—	—%	365	2.6%	(365)	(100.0)%
Other noninterest income (3)	2,619	13.2%	1,875	13.3%	744	39.7%
Total noninterest income	$19,753	100.0%	$14,147	100.0%	$5,606	39.6%

	Six Months Ended June 30,				Change
	2020		2019		2020 over 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$7,728	18.6%	$8,427	30.9%	$(699)	(8.3)%
Brokerage, advisory and fiduciary activities	8,458	20.3%	7,424	27.2%	1,034	13.9%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	2,841	6.8%	2,823	10.3%	18	0.6%
Securities gains, net (2)	17,357	41.7%	996	3.7%	16,361	N/M
Cards and trade finance servicing fees	668	1.6%	2,334	8.6%	(1,666)	(71.4)%
(Loss) gain on early extinguishment of FHLB advances, net	(73)	(0.2)%	557	2.0%	(630)	(113.1)%
Data processing and fees for other services	—	—%	885	3.2%	(885)	(100.0)%
Other noninterest income (3)	4,684	11.2%	3,857	14.1%	827	21.4%
Total noninterest income	$41,663	100.0%	$27,303	100.0%	$14,360	52.6%

___________

(1)	Changes in cash surrender value of BOLI are not taxable.

(2)
Includes net gain on sale of debt securities of $7.5 million and $16.8 million during the three and six month periods ended June 30, 2020, respectively, and unrealized gain on change in market value of mutual fund of $0.2 million and $0.6 million during the three and six month periods ended June 30, 2020, respectively.

(3)
Includes rental income, income from derivative and foreign currency exchange transactions with customers, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

N/M Means not meaningful

Three Months Ended June 30, 2020 and 2019
Total noninterest income increased $5.6 million, or 39.6%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase was mainly driven by: (i) a $6.7 million increase in net securities gains driven by a $7.5 million net gain on the sale of 30-year Treasury securities in the second quarter of 2020; (ii) higher other noninterest income and (iii) higher income from brokerage, advisory and fiduciary activities. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees, and (iii) the absence of data processing and fees for other services previously provided to the Former Parent and its affiliates.

Other noninterest income increased by $0.7 million or 39.7%, in the second quarter of 2020 compared to the same period last year, mainly due an increase of $0.9 million in income from derivative transactions with customers driven by higher customer activity.
Brokerage, advisory and fiduciary activities increased $0.6 million or 15.8%, in the three months ended June 30, 2020 compared to the same period last year. This was primarily due to an increase in advisory services as a result of a larger allocation of AUMs in the Company’s advisory services business and, higher volume of customer trading activity as a result of increased market volatility.
Cards and trade finance servicing fees declined $1.1 million or 80.8%, in the three months ended June 30, 2020 compared to the same period last year, mainly due to the previously announced changes to the Company's credit card programs.
Deposit and other service fees decreased by $0.9 million or 20.8% in the three moths ended June 30, 2020 compared to the same period last year mainly driven by lower wire transfer fees attributed to the slowdown of economic activity due to the COVID-19 pandemic as well as the implementation of Zelle®.
In the three months ended June 30, 2020, there were no data processing and fees for other services compared to $0.4 million in the same period last year, as services previously provided to the Company’s Former Parent and its affiliates ended in the third quarter of 2019.
Six Months Ended June 30, 2020 and 2019
Total noninterest income increased $14.4 million, or 52.6%, in the six months ended June 30, 2020 compared to the same period of 2019, mainly driven by: (i) $16.8 million net gain on the sale of debt securities in the first half of 2020 compared to $1.0 million in the same period in 2019; (ii) higher income from brokerage, advisory and fiduciary activities and (iii) higher other noninterest income. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees; (iii) the absence of $0.9 million in data processing and fees for other services previously provided to the Former Parent and its affiliates, and (iv) the absence of the $0.6 million gain on early extinguishment of FHLB advances in the first half of 2019.
Brokerage, advisory and fiduciary activities increased $1.0 million or 13.9%, in the first half of 2020 compared to the same period last year. This was primarily due to an increase in advisory services as a result of a larger allocation of AUMs in the Company’s advisory services business, higher volume of customer trading activity as a result of increased market volatility, and increased mutual fund activity.
Other noninterest income increased by $0.8 million or 21.4%, in the first half of 2020 compared to the first half of 2019, mainly due an increase of $1.0 million in income from derivative transactions with customers driven by higher customer activity.
Cards and trade finance servicing fees declined $1.7 million or 71.4%, in the six months ended June 30, 2020 compared to the same period last year, mainly due to the previously announced changes to the Company's credit card programs.
Deposit and other service fees decreased by $0.7 million or 8.3% in the six months ended June 30, 2020 compared to the same period in 2019, mainly driven by lower wire transfer fees attributed to the slowdown of economic activity due to the COVID-19 pandemic, as well as the implementation of Zelle®.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits	$21,570	58.7%	$34,057	64.4%	$(12,487)	(36.7)%
Occupancy and equipment	4,220	11.5%	4,232	8.0%	(12)	(0.3)%
Professional and other services fees	3,965	10.8%	3,954	7.5%	11	0.3%
Telecommunications and data processing	3,157	8.6%	3,233	6.1%	(76)	(2.4)%
Depreciation and amortization	1,960	5.3%	2,010	3.8%	(50)	(2.5)%
FDIC assessments and insurance	1,240	3.4%	1,177	2.2%	63	5.4%
Other operating expenses (1)	628	1.7%	4,242	8.0%	(3,614)	(85.2)%
Total noninterest expenses	$36,740	100.0%	$52,905	100.0%	$(16,165)	(30.6)%

	Six Months Ended June 30,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits	$50,896	62.4%	$67,494	64.4%	$(16,598)	(24.6)%
Occupancy and equipment	8,023	9.8%	8,274	7.9%	(251)	(3.0)%
Professional and other services fees	6,919	8.5%	7,398	7.1%	(479)	(6.5)%
Telecommunications and data processing	6,621	8.1%	6,259	6.0%	362	5.8%
Depreciation and amortization	3,919	4.8%	3,952	3.8%	(33)	(0.8)%
FDIC assessments and insurance	2,358	2.9%	2,570	2.5%	(212)	(8.3)%
Other operating expenses (1)	2,871	3.5%	8,903	8.3%	(6,032)	(67.8)%
Total noninterest expenses	$81,607	100.0%	$104,850	100.0%	$(23,243)	(22.2)%

________

(1)
Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended June 30, 2020 and 2019
Noninterest expense decreased by $16.2 million, or 30.6%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by lower salaries and employee benefits and lower other operating expenses.
Salaries and employee benefits decreased by $12.5 million or 36.7%, in the three months ended June 30, 2020 compared to the same period last year. This was mainly due to: (i) staff reductions completed in 2019 and 2018 as well as lower stock-based compensation expense in the second quarter of 2020 and, (ii) the deferral of $7.8 million of expenses directly related to origination of loans under the PPP program in accordance with GAAP. In addition, in the second quarter of 2020, the staff reduction costs driven by the Company’s ongoing transformation efforts decreased by $0.5 million, or 60.3%, to $0.4 million compared to $0.9 million during the same period one year ago.

Other operating expenses decreased by $3.6 million or 85.2%, in the three months ended June 30, 2020 compared to the same period last year. This was mainly due to the absence of rebranding costs in the second quarter of 2020 compared to $1.8 million of rebranding costs in the same period last year related to the Company’s transformation efforts, as well as lower regular marketing expenses. In addition, the second quarter of 2020 includes a decrease of $0.7 million compared to the same period of 2019 mainly driven by the deferral of other operating expenses directly related to PPP loan originations in the second quarter of 2020.
During the three months ended June 30, 2020, the Company continued with its digital transformation efforts, making steady progress on its planned adoption of the Salesforce® Customer Relationship Management (“CRM”) and nCino® loan origination platforms. In addition, the Company is in the process of implementing additional enhancements to its operating processes, including more notably a new approach for servicing calls from its customers. Restructuring costs for the three and six months ended June 30, 2020 include digital transformation expenses of $1.0 million and $1.3 million, respectively. Digital transformation expenses during the three months ended June 30, 2020 consisted of $0.6 million of professional and service fees and $0.4 million of telecommunication and data processing expenses. We had no digital transformation expenses in the same period of 2019. The Company is also moving forward with the closure of one banking center in Florida, and another in Texas. These closures are the result of extensive analyses of the profitability of the Company’s retail banking network and their current and expected individual contributions to achieving the Company’s strategic goals.
Six Months Ended June 30, 2020 and 2019
Noninterest expense decreased by 23.2 million, or 22.2%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily driven by lower salaries and employee benefits, lower other operating expenses and lower other professional and services fees. This was partially offset by higher telecommunication and data processing expenses in the first half of 2020 compared to the same period last year.
Salaries and employee benefits decreased by $16.6 million or 24.6%, in the six months ended June 30, 2020 compared to the same period last year. This was mainly due to: (i) staff reductions completed in 2019 and 2018 as well as lower stock-based compensation expense in the first half of 2020 and, (ii) the deferral of $7.8 million of expenses directly related to origination of loans under the PPP program in accordance with GAAP. In addition, in the first half of 2020, the staff reduction costs decreased by $0.5 million, or 54.4%, to $0.4 million compared to $0.9 million during the same period one year ago.
Other operating expenses decreased by $6.0 million or 67.8%, in the six months ended June 30, 2020 compared to the same period last year. This was mainly due to the absence of rebranding costs in the first half of 2020 compared to $2.8 million million of rebranding costs in the same period last year related to the Company’s transformation efforts, as well as lower regular marketing expenses. In addition, the first half of 2020 includes a decrease of $0.7 million compared to the same period of 2019 mainly driven by the deferral of other operating expenses directly related to PPP loan originations in the second quarter of 2020.
Telecommunication and data processing expenses increased by $0.4 million in the six months ended June 30, 2020 compared to the same period last year, mainly driven by an increase in software services, associated with the Company’s digital transformation.
Digital transformation expenses during the six months ended June 30, 2020 consisted of $0.6 million of professional and service fees and $0.6 million of telecommunication and data processing expense. We had no digital transformation expenses in the same period of 2019.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	2020 vs 2019		2020	2019	2020 vs 2019
(in thousands, except effective tax rates and percentages)
Income tax benefit (expense)	$4,005	$(3,524)	$7,529	(213.65)%	$3,115	$(7,101)	$10,216	(143.87)%
Effective income tax rate	20.77%	21.51%	(0.74)%	(3.44)%	20.75%	21.50%	(0.75)%	(3.49)%
As of June 30, 2020, the Company’s net deferred tax asset was $15.6 million, an increase of $10.2 million compared to $5.5 million as of December 31, 2019. This result was mainly driven by the net increase in the allowance for loan losses of $67.4 million recorded during the six-month period ended June 30, 2010.
Financial Condition - Comparison of Financial Condition as of June 30, 2020 and December 31, 2019
Assets. Total assets were $8.1 billion as of June 30, 2020, an increase of $145.3 million, or 1.8%, compared to $8.0 billion as of December 31, 2019. This change includes increases of $96.0 million, or 79.1%, and $60.5 million, or 1.1%, in cash and cash equivalents and loans held for investment net of allowance for loan losses, respectively. Partially offsetting these increases was a decrease of $64.6 million, or 3.7%, in total securities. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $217.3 million at June 30, 2020 from $121.3 million at December 31, 2019. The increase of $96.0 million or 79.1%, is attributable to higher balances at the Federal Reserve as a part of preventive business measures being taken to mitigate the potential negative impact of the COVID-19 pandemic, and include the net proceeds of $58.4 million from the issuance of Senior Notes due 2025 completed during the three months ended June 30, 2020.
Cash flows provided by operating activities were $27.0 million in the six months ended June 30, 2020, mainly driven by the net loss of $11.9 million which included the non-cash provision for loan losses of $70.6 million. Operating income was $38.3 million in the first half of 2020, which excludes the non-cash provision for loan losses and other items. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Net cash used in investing activities was $28.5 million during the six months ended June 30, 2020, mainly driven by purchases of available for sale securities and FHLB stock totaling $293.0 million and $8.5 million, respectively, and a net increase in loans of $146.3 million. These disbursements were partially offset by maturities, sales and calls of securities available for sale and FHLB stock totaling $383.1 million and $16.5 million, respectively, and proceeds from loan portfolio sales totaling $15.2 million.
In the six months ended June 30, 2020, net cash provided by financing activities was $97.6 million. These activities included: (i) a $253.8 million net increase in total demand, savings and money market deposit balances; (ii) a $13.7 million increase in time deposits and (iii) $58.4 million in net proceeds from the issuance of Senior Notes during the second quarter of 2020. See “—Capital Resources and Liquidity Management” for more information on the Senior Notes. These proceeds were partially offset by $185.1 million in net repayments of FHLB advances, the redemption of $28.1 million in junior subordinated debentures and the $15.2 million repurchase of shares of Class B common stock both completed in the first quarter of 2020.
Loans

Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2020	December 31, 2019
(in thousands, except percentages)
Total loans, gross (1)	$5,872,271	$5,744,339
Total loans, gross / total assets	72.2%	71.9%

Allowance for loan losses	$119,652	$52,223
Allowance for loan losses / total loans, gross (1) (2)	2.04%	0.91%

Total loans, net (3)	$5,752,619	$5,692,116
Total loans, net / total assets	70.8%	71.3%
_______________

(1)
Total loans, gross are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, excluding the allowance for loan losses. There were no loans held for sale for the periods presented.

(2)
See Note 5 of our audited consolidated financial statements in the Form 10-K for the year ended December 31, 2019 and Note 5 of these unaudited interim consolidated financial statements for more details on our impairment models.

(3)	Total loans, net are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at June 30, 2020 and December 31, 2019 is depicted in the following table:

(in thousands)	June 30, 2020	December 31, 2019
Retail (1)	$1,116,359	$1,143,565
Multifamily	823,450	801,626
Office space	444,621	453,328
Land and construction	284,766	278,688
Hospitality	191,946	198,807
Industrial and warehouse	88,149	96,102
	$2,949,291	$2,972,116
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

(in thousands)	June 30, 2020	December 31, 2019
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,841,075	$1,891,802
Multi-family residential	823,450	801,626
Land development and construction loans	284,766	278,688
	2,949,291	2,972,116
Single-family residential	486,533	427,431
Owner occupied	938,511	894,060
	4,374,335	4,293,607
Commercial loans	1,202,426	1,190,193
Loans to depository institutions and acceptances (1)	16,587	16,547
Consumer loans and overdrafts (2) (3)	122,758	72,555
Total Domestic Loans	5,716,106	5,572,902

International Loans:
Real Estate Loans
Single-family residential (4)	103,180	111,671
Commercial loans	45,029	43,850
Loans to depository institutions and acceptances	10	5
Consumer loans and overdrafts (3) (5)	7,946	15,911
Total International Loans	156,165	171,437
Total Loan Portfolio	$5,872,271	$5,744,339
__________________

(1)	Mostly comprised of cash or U.S. Government securities.

(2)	Includes customers’ overdraft balances totaling $0.2 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.

(3)
There were no outstanding credit card balances as of June 30, 2020. At December 31, 2019, balances were mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality.

(4)	Secured by real estate properties located in the U.S.

(5)	International customers’ overdraft balances were de minimis at each of the dates presented.

As of June 30, 2020, the loan portfolio increased $127.9 million, or 2.2%, to $5.9 billion, compared to $5.7 billion at December 31, 2019. Loans to international customers, primarily from Latin America, declined by $15.3 million, or 8.9%, as of June 30, 2020, compared to December 31, 2019. The domestic loan exposure increased $143.2 million, or 2.6%, as of June 30, 2020, compared to December 31, 2019. The increase in total domestic loans includes net increases of $59.1 million, $50.2 million, $44.5 million, $12.2 million in single-family residential loans, consumer loans, owner occupied loans and commercial loans, respectively. This was partially offset by a decline of $22.8 million in domestic CRE, mainly driven by lower economic activity, and more stringent credit guidelines associated with the COVID-19 pandemic. The increase in commercial loans include approximately $214.1 million in PPP loans, originated during the second quarter of 2020, partially offset by lower economic activity in the first half of 2020 due to the COVID-19 pandemic. The increase in single-family residential loans was mainly attributable to the growth in jumbo mortgages. The increase in consumer loans includes $60 million in high-yield indirect consumer loans purchased during the first half of 2020.

As of June 30, 2020, loans under syndication facilities declined $84.9 million, or 15.1%, compared to December 31, 2019, mainly as a result of paydowns and the sale of a $11.9 million non-relationship syndicated loan. As of June 30, 2020, syndicated loans that financed highly leveraged transactions were $18.5 million, or 0.3%, of total loans, compared to $35.7 million, or 0.6%, of total loans as of December 31, 2019.
Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2020		December 31, 2019
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$93,770	1.1%	$112,297	1.4%
Other (3)	62,395	0.8%	59,140	0.7%
Total	$156,165	1.9%	$171,437	2.1%
_________________

(1)
Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $11.9 million and $15.2 million as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $93.4 million and $104.0 million as of June 30, 2020 and December 31, 2019, respectively.

(3)	Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	June 30, 2020				December 31, 2019
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$137	$5,781	$87,852	$93,770	$8,141	$3,617	$100,539	$112,297
Other (2)	7,076	18,588	36,731	62,395	6,146	9,282	43,712	59,140
Total (3)	$7,213	$24,369	$124,583	$156,165	$14,287	$12,899	$144,251	$171,437
_________________

(1)	Includes mortgage loans for single-family residential properties located in the U.S. totaling $93.4 million and $104.0 million as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

(3)
Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $11.9 million and $15.2 million as of June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020		December 31, 2019
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$54,498	49.8%	$25,040	51.7%
Commercial	56,783	38.9%	22,132	38.1%
Financial institutions	—	0.3%	42	0.3%
Consumer and others (1)	5,712	8.3%	1,677	6.9%
	116,993	97.3%	48,891	97.0%

International Loans (2)
Commercial	796	0.8%	350	0.8%
Financial institutions	—	—%	—	—%
Consumer and others (1)	1,863	1.9%	2,982	2.2%
	2,659	2.7%	3,332	3.0%

Total Allowance for Loan Losses	$119,652	100.0%	$52,223	100.0%
% of Total Loans	2.04%		0.91%
__________________

(1)
Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S. The total allowance for loan losses, after the charge-offs, for credit card receivables totaled $1.8 million at December 31, 2019. Outstanding credit card balances were repaid during the first quarter of 2020, therefore, there is no allowance for the credit card product as of June 30, 2020.

(2)	Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the first half of 2020, the shift in the allocation of the ALL was driven by the allocation of the loan loss provisions increase due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mostly domestic real estate, domestic commercial and domestic consumer. In addition, the shift in the allocation of the ALL reflects loan composition changes, primarily driven the purchase of domestic consumer loans and the reduction of the international credit cards.

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

	June 30, 2020	December 31, 2019
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$8,426	$1,936
Single-family residential	5,817	5,431
Owner occupied	11,828	14,130
	26,071	21,497
Commercial loans (2)	48,961	9,149
Consumer loans and overdrafts	40	390
Total Domestic	75,072	31,036

International Loans: (3)
Real Estate Loans
Single-family residential	2,158	1,860
Consumer loans and overdrafts	30	26
Total International	2,188	1,886
Total Non-Accrual Loans	$77,260	$32,922

Past Due Accruing Loans (4)

International Loans:
Real Estate Loans
Single-family residential	—	—
Consumer loans and overdrafts	—	5
Total International	—	5
Total Past Due Accruing Loans	$—	$5

Total Non-Performing Loans	$77,260	$32,927
Other Real Estate Owned	42	42
Total Non-Performing Assets	$77,302	$32,969
__________________

(1)
Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of June 30, 2020 and December 31, 2019, non-performing TDRs include $7.3 million and $9.8 million, respectively, in a multiple loan relationship to a South Florida borrower.

(2)	As of June 30, 2020, includes a $39.8 million commercial relationship placed in nonaccrual status during the second quarter of 2020.

(3)	Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.

(4)	Loans past due 90 days or more but still accruing.

At June 30, 2020, non-performing assets increased $44.3 million, or 134.5%, compared to December 31, 2019. The increase in non-performing assets was mainly due to the addition of a commercial loan relationship totaling $39.8 million, one CRE loan totaling $6.5 million, and due to multiple commercial and single family loans with individual balances below $0.5 million totaling $2.3 million, placed in non-accrual status during the first half of 2020. In addition, there were three commercial loans totaling $2.3 million placed in nonaccrual status during the first quarter of 2020. This increase was offset primarily by the payoff of one owner occupied loan totaling $1.9 million, one residential loan totaling $0.2 million and one consumer loan totaling $0.4 million; the charge-off of six commercial loans totaling $3.2 million, and the pay-down of two commercial loan totaling $0.6 million and three single family residential loans totaling $0.6 million.
We recognized no interest income on nonaccrual loans during the six months ended June 30, 2020 and 2019. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms in the six months ended June 30, 2020 and 2019 was $1.1 million and $0.8 million, respectively.
The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2020				December 31, 2019
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$2,127	$7,242	$1,936	$11,305	$9,324	$762	$1,936	$12,022
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	7,196	—	—	7,196	9,955	—	—	9,955
	9,323	7,242	1,936	18,501	19,279	762	1,936	21,977
Single-family residential	—	8,127	—	8,127	—	7,291	—	7,291
Owner occupied	7,884	14,142	—	22,026	8,138	14,240	—	22,378
	17,207	29,511	1,936	48,654	27,417	22,293	1,936	51,646
Commercial loans (2)	5,664	35,211	20,822	61,697	5,569	8,406	2,669	16,644
Consumer loans and overdrafts	—	81	—	81	—	67	357	424
	$22,871	$64,803	$22,758	$110,432	$32,986	$30,766	$4,962	$68,714
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) As of June 30, 2020, includes a $39.8 million in a commercial relationship placed in nonaccrual status and downgraded during the second quarter of 2020 ($20.5 million downgraded to substandard and $19.3 million downgraded to doubtful).

At June 30, 2020, substandard loans increased $34.0 million, or 110.6%, compared to December 31, 2019, mainly due to the downgrade of the $39.8 million commercial loan relationship mentioned above, $20.5 million of the total $39.8 million was downgraded to substandard, coupled with the downgrade of one multi-loan relationship totaling $7.2 million. Also, the increase was attributed to the addition of ten commercial loans totaling $3.9 million and eight single-family loans totaling $1.8 million. This increase was offset mainly by the charge-off of six commercial loans totaling $3.0 million, the paydown of $4.1 million mainly due to $2.3 million owner-occupied properties and $1.1 million single family residential.
At June 30, 2020, special mention loans decreased $10.1 million, or 30.7%, compared to December 31, 2019, mainly due to: (i) upgrades two pass of three CRE loans totaling $9.3 million, one owner occupied loan for $0.9 million and one commercial loan of $0.4 million; (ii) paydowns of one construction loan totaling $2.6 million, four commercial loans totaling $1.2 million and (iii) the downgrade of three commercial loans totaling $1.9 million to substandard. This was partially offset by the downgrade to special mention of three commercial loans totaling $3.5 million, two CRE loans totaling $2.2 million and one owner-occupied loan totaling $0.8 million. All special mention loans remain current.
At June 30, 2020, doubtful loans increased by $17.8 million, or 358.7%, mainly driven by the downgrade of $19.3 million included in the the aforementioned $39.8 million commercial loan relationship.
At December 31, 2019, approximately 95% of our credit card holders were foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuelan economy. Since late 2016, and consistent with industry practice, credit cards held by Venezuelan residents with outstanding balances above the corresponding customer’s average deposit balances with the Bank were classified substandard and charging privileges were suspended. In April 2019, we revised our credit card program to further strengthen the Company’s overall credit quality. We stopped charge privileges to our riskiest cardholders and required repayment of their balances by November 2019. In October 2019, we curtailed charge privileges to the remaining cardholders and required repayment of their balances by January 2020. All amounts deemed uncollectible were charged off during 2019. At December 31, 2019, the outstanding balance and the assigned allowance for loan losses after the charge-offs was $11.1 million and $1.8 million, respectively. At December 31, 2019, there were no credit cards classified as substandard. There were no outstanding credit card balances as of June 30, 2020.
Due to the changes to our credit card products previously discussed, credit card charge-offs during the first half of 2020 totaled $0.4 million, all of which were already reserved. The Company experienced no unanticipated losses during the first half of 2020 as a result of the discontinuation of its credit card products.
On March 26, 2020, the Company began offering customized loan payment relief options as a result of the impact of COVID-19, including interest payment deferral and forbearance options. Loans outstanding which have been modified under these programs totaled $1.1 billion as of June 30, 2020, relatively flat compared to balances reported as of May 1, 2020. As of June 30, 2020, loans modified under these programs on which the interest-only and/or forbearance period expired totaled $504.7 million, or 45.4% of total modified loans. The Company collected payments due on $8.4 million of these loans through this date. Modified loans totaling $496.3 million have payments due by July 31, 2020. As of July 31, 2020, we have collected payments due on approximately $452.1 million of these loans. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”). The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.
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

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2020 and December 31, 2019, are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$751	$762
Single-family residential	151	—
Owner occupied	2,314	110
	3,216	872
Commercial loans	7,073	1,926
Consumer loans and overdrafts (1)	12	9
	$10,301	$2,807
__________
(1) Corresponds to international consumer loans.

At June 30, 2020, total potential problem loans increased $7.5 million, or 267.0%, compared to December 31, 2019. The increase is mainly attributed to one multi-loan relationship totaling $7.2 million.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2020 and December 31, 2019. The book value for debt securities classified as available for sale and equity securities represents fair value and the book value for debt securities classified as held to maturity represents amortized cost.

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government agency debt	$232,454	13.9%	$228,397	13.1%
U.S. government sponsored enterprise debt	831,920	49.6%	933,112	53.6%
Corporate debt (1) (2)	386,109	23.1%	252,836	14.5%
U.S. Treasury debt	2,515	0.2%	104,236	6.0%
Municipal bonds	66,786	4.0%	50,171	2.9%
	$1,519,784	90.8%	$1,568,752	90.1%

Debt securities held to maturity (3)	$65,616	3.9%	$73,876	4.3%

Equity securities with readily determinable fair value not held for trading (4)	24,425	1.5%	23,848	1.4%

Other securities (5):	$64,986	3.8%	$72,934	4.2%
	$1,674,811	100.0%	$1,739,410	100.0%
__________________

(1)
June 30, 2020 and December 31, 2019 include $16.3 million and $5.2 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities issuers were from Canada and Japan in three different sectors at June 30, 2020, and from Japan in the financial services sector at December 31, 2019. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.

(2)	As of June 30, 2020 and December 31, 2019, debt securities in the financial services sector issued by domestic corporate entities represent 2.4% and 1.3% of our total assets, respectively.

(3)	Includes securities issued by U.S. government and U.S. government sponsored agencies.

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

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2020 and December 31, 2019. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

June 30, 2020
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$831,920	2.62%	$1,199	2.79%	$27,583	2.33%	$104,945	2.69%	$698,193	2.62%	$—	—%
Corporate debt-domestic	369,788	3.21%	77,836	3.05%	132,054	2.50%	139,597	3.67%	20,301	5.30%	—	—%
U.S. Government agency debt	232,454	2.11%	45	3.52%	10,815	1.70%	19,011	1.63%	202,583	2.18%	—	—%
Municipal bonds	66,786	3.11%	—	—%	—	—%	47,652	3.33%	19,134	2.56%	—	—%
Corporate debt-foreign	16,321	2.89%	—	—%	5,212	1.30%	11,109	3.63%	—	—%	—	—%
U.S. treasury securities	2,515	0.34%	—	—%	2,515	0.34%	—	—%	—	—%	—	—%
	$1,519,784	2.71%	$79,080	3.05%	$178,179	2.36%	$322,314	3.18%	$940,211	2.58%	$—	—%

Debt securities held to maturity	$65,616	2.38%	$—	—%	$—	—%	$11,515	1.85%	$54,101	2.49%	$—	—%

Equity securities with readily determinable fair value not held for trading	24,425	2.05%	—	—	—	—	—	—	—	—	24,425	2.05%

Other securities	$64,986	5.65%	$—	—%	$—	—%	$—	—%	$—	—%	$64,986	5.65%
	$1,674,811	2.80%	$79,080	3.05%	$178,179	2.36%	$333,829	3.13%	$994,312	2.58%	$89,411	4.66%

December 31, 2019
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	933,112	2.76%	2,296	3.81%	23,781	2.51%	113,341	2.83%	793,694	2.75%	—	—%
Corporate debt-domestic	247,602	2.97	38,270	2.59	140,945	2.90	68,387	3.34	—	—	—	—
U.S. government agency debt	228,397	2.76	133	2.46	9,903	2.53	28,195	2.82	190,166	2.76	—	—
U.S. Treasury debt securities	104,236	2.07	6,765	1.61	—	—	—	—	97,471	2.10	—	—
Municipal bonds	50,171	3.29	—	—	—	—	29,371	3.23	20,800	3.38	—	—
Corporate debt-foreign	5,234	2.82	—	—	5,234	2.82	—	—	—	—	—	—
	1,568,752	2.76	47,464	2.51	179,863	2.83	239,294	3.02	1,102,131	2.71	—	—

Debt securities held to maturity	73,876	2.50%	—	—	—	—	—	—	73,876	2.50%	—	—
Equity securities with readily determinable fair value not held for trading	23,848	2.13%	—	—	—	—	—	—	—	—	23,848	2.13%

Other securities	72,934	6.02%	—	—	—	—	—	—	—	—	72,934	6.02%
	$1,739,410	2.88%	$47,464	2.51%	$179,863	2.83%	$239,294	3.02%	$1,176,007	2.69%	$96,782	5.06%
The investment portfolio’s average duration was 2.6 years at June 30, 2020 and 3.8 years at December 31, 2019. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt securities and U.S. Government sponsored enterprise debt securities, which shorten the average lives of these investments.
Liabilities
Total liabilities increased $149.8 million, or 2.1%, to $7.3 billion at June 30, 2020 compared to $7.2 billion at December 31, 2019. This was primarily driven by $267.6 million, or 4.6%, in higher total deposits, mainly the result of noninterest bearing deposits, and $58.4 million outstanding amount of Senior Notes issued in the second quarter of 2020. These increases were partially offset by a $185.0 million, or 15.0%, decrease in advances from the FHLB and the $28.1 million redemption of junior subordinated debentures in the first quarter of 2020. See “Capital Resources and Liquidity Management” for more detail on the issuance of Senior Notes and the redemption of trust preferred securities and related junior subordinated debt.

Deposits
Total deposits increased $267.6 million, or 4.6%, to $6.0 billion at June 30, 2020 compared to $5.8 billion at December 31, 2019. In the six months ended June 30, 2020, increases of $193.1 million, or 25.3%, in noninterest bearing transaction accounts, $88.3 million, or 8.0%, in interest bearing deposits, and $13.7 million, or 0.6% in time deposits were partially offset by decreases $27.6 million, or 1.9%, in savings and money market deposit accounts. The increase in deposits was mainly driven by: (i) the funds from the PPP loans originated during the second quarter of 2020, which small business customers have not fully utilized, totaling $132.7 million as of June 30, 2020; (ii) $67.8 million growth in reciprocal deposit account balances in the first half of 2020, and (iii) higher capture of online CDs. During the second quarter of 2020, the Company increasingly offered the reciprocal deposit product to certain customers who want to make their deposits in excess of $250,000 fully eligible for FDIC insurance. This was partially offset by declines in deposits from Venezuelan resident customers, as discussed below. The $13.7 million increase in time deposits since December 31, 2019 includes an increase of $88.2 million in retail time deposits partially offset by a decline of $74.5 million in brokered time deposits. The increase in retail time deposits was mainly due to an increase of $90.9 million , or 66.1%, in online deposits compared to December 31, 2019. We continue to focus our efforts to retain customers with higher probabilities of renewal at lower market rates. These efforts led to time deposit renewals of approximately $224.0 million in the first half of 2020 at rates that were lower than the highest rates paid in our markets.
Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2020	December 31, 2019	Amount	%
Deposits
Domestic (1) (2)	$3,432,971	$3,121,827	$311,144	10.0%
Foreign:
Venezuela (3)	2,202,340	2,270,970	(68,630)	(3.0)%
Others	389,391	364,346	25,045	6.9%
Total foreign	2,591,731	2,635,316	(43,585)	(1.7)%
Total deposits	$6,024,702	$5,757,143	$267,559	4.6%
_________________

(1)	Includes brokered deposits of $587.9 million and $682.4 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Domestic deposits, excluding brokered, were up $405.6 million or 16.6%, compared to December 31, 2019.

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

Our domestic deposits have increased almost every year since 2014, while our total foreign deposits, especially deposits from Venezuelan residents, have declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers. In the second quarter of 2020, the pace of utilization of deposits from our Venezuelan customers declined mainly due to lower economic activity in their country currently attributable to the COVID-19 pandemic.
Our other foreign deposits include deposits from non-Venezuelan affiliates of the Former Parent, and do not include deposits from Venezuelan resident customers.

During the six months ended June 30, 2020, deposits from customers domiciled in Venezuela decreased by $68.6 million, or 3.0%, to $2.2 billion, compared to December 31, 2019. While customers in Venezuela continue to use their deposits to cover every day expenses, the pace of utilization of these deposits further declined during the second quarter of 2020 attributable the lower economic activity in their country currently attributable to the COVID-19 pandemic.
During the first half of 2020, foreign deposits, which include deposits from other countries in addition to Venezuela, decreased by $43.6 million or 1.7%, compared to December 31, 2019, representing an annualized decline rate of 3.3% in the first half of 2020 compared to an annualized decline rate of 13.1% during 2019. We attributed these results to the combination of our team's sales efforts capturing more share of wallet, with the lower pace of the economic activity in Venezuela as a result of the COVID-19 pandemic.
Fostering deeper relationships with existing customers to capture additional share of wallet remains a priority, and the Company continues to enhance its customer engagement initiatives, including increased targeted call campaigns and providing relevant training to its sales teams in support of these efforts. The Company’s successful participation in the SBA’s PPP has introduced us to prospective commercial lending opportunities and new customer deposit relationships which will be strengthened by offering products and services that address the needs of these customers.
The Bank uses the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits”, which exclude brokered time deposits and retail time deposits of more than $250,000. Our core deposits were $4.7 billion and $4.3 billion as of June 30, 2020 and December 31, 2019, respectively. Core deposits represented 77.2% and 75.4% of our total deposits at those dates, respectively.
We utilize brokered deposits and, as of June 30, 2020, we had $587.9 million in brokered deposits, which represented 9.8% of our total deposits at that date. Our June 30, 2020, brokered deposits were down $94.5 million, or 13.8%, compared to $682.4 million as of December 31, 2019, mainly due to the matured brokered CDs which were not replaced during the first half of 2020. The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
At June 30, 2020 and December 31, 2019, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included eleven and eight deposit relationships, respectively, with total balances of $217.3 million and $116.9 million, respectively. As of June 30, 2020, the total $217.3 million in relationships with balances over $10 million includes $50.0 million in reciprocal deposits. This $50.0 million in reciprocal deposits are part of the previously mentioned $67.8 million growth in reciprocal deposit account balances in the first half of 2020. Additionally, deposits from the Company’s Former Parent or its non-U.S. affiliates at June 30, 2020 and December 31, 2019 totaled $11.1 million and $7.9 million, respectively.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands, except percentages)
Less than 3 months	$323,709	21.5%	$291,075	20.4%
3 to 6 months	343,480	22.8%	358,061	25.1%
6 to 12 months	479,385	31.8%	393,555	27.6%
1 to 3 years	231,786	15.4%	181,105	12.7%
Over 3 years	130,395	8.5%	204,303	14.2%
Total	$1,508,755	100.0%	$1,428,099	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at June 30, 2020. All of our outstanding short-term borrowings at December 31, 2019 correspond to FHLB advances.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the six months ended June 30, 2020 and for the year ended December 31, 2019. There were no repurchase agreements outstanding as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
(in thousands, except percentages)
Outstanding at period-end	$—	$285,000
Average amount	167,500	478,333
Maximum amount outstanding at any month-end	300,000	600,000
Weighted average interest rate:
During period	1.45%	2.29%
End of period	—%	1.93%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, except percentages and per share data)
Net (loss) income	$(15,279)	$12,857	$(11,897)	$25,928
Basic (loss) earnings per common share	(0.37)	0.30	(0.28)	0.61
Diluted (loss) earnings per common share (1)	(0.37)	0.30	(0.28)	0.60

Average total assets	$8,148,199	$7,867,120	$8,049,526	$7,964,677
Average stockholders' equity	852,040	786,123	847,875	773,451
Net (loss) income / Average total assets (ROA)	(0.75)%	0.66%	(0.30)%	0.66%
Net (loss) income / Average stockholders' equity (ROE)	(7.21)%	6.56%	(2.82)%	6.76%
Average stockholders' equity / Average total assets ratio	10.46%	9.99%	10.53%	9.71%

Adjusted net (loss) income (2)	$(14,234)	$15,005	$(10,572)	$28,808
Adjusted (loss) earnings per common share (2)	(0.34)	0.35	(0.25)	0.68
Adjusted (loss) earnings per diluted common share (2)	(0.34)	0.35	(0.25)	0.67

Adjusted net (loss) income / Average total assets (Adjusted ROA) (2)	(0.70)%	0.77%	(0.26)%	0.73%
Adjusted net (loss) income / Average stockholders' equity (Adjusted ROE) (2)	(6.72)%	7.66%	(2.51)%	7.51%
__________________

(1)
As of June 30, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 491,360 and 789,652, respectively. As of June 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect. As of June 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at that date, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

(2)
See “Selected Financial Information” for an explanation of certain non-GAAP financial measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP financial measures to their GAAP counterparts.

During the three and six months ended June 30, 2020, basic and diluted loss per share is the result of the net loss recorded in the three and six months ended June 30, 2020.
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

Stockholders’ equity decreased $4.5 million, or 0.5%, to $830.2 million as of June 30, 2020 compared to $834.7 million as of December 31, 2019, primarily due to: (i) $11.9 million of net loss in the six months ended June 30, 2020, and (ii) $15.2 million repurchase of shares of Class B common stock completed in the first quarter of 2020. This was partially offset by a $21.5 million increase in AOCI resulting primarily from a higher valuation of debt securities available for sale compared to December 31, 2019.
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
Liquidity Management.
At June 30, 2020 and December 31, 2019, the Company had $1.05 billion and $1.24 billion, respectively, of outstanding advances from the FHLB. At June 30, 2020 and December 31, 2019, we had an additional $1.4 billion and $1.1 billion, respectively, available under FHLB facilities. During the six months ended June 30, 2020, the Company repaid $885 million of outstanding advances from the FHLB, and borrowed $700 million from this source. There were no other borrowings as of June 30, 2020 and December 31, 2019.
The following table summarizes the composition of our FHLB advances by type of interest rate:

	June 30, 2020	December 31, 2019
(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 0.62% to 2.42% (December 31, 2019 - 0.71% to 3.23%) (1)	$1,050,000	$1,085,000
Floating rate three-month LIBOR ranging from 1.84% to 2.03%	—	150,000
	$1,050,000	$1,235,000
__________________

(1)	As of June 30, 2020 and December 31, 2019, includes $530 million (fixed interest rate raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In the first quarter of 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI. This amount is being amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. The Company recorded a credit of approximately $0.7 million against interest expense on FHLB advances in the first half of 2020 ($0.5 million in the first half of 2019) and expects to record a credit of approximately $0.7 million in the rest of 2020.

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
At June 30, 2020, advances from the FHLB had maturities through 2030 with interest rates ranging from 0.62% to 2.42%. We expect to continue taking FHLB funding, as needed, in short duration maturities.
We also maintain federal funds lines with several banks, and had $65.0 million of availability under these lines at June 30, 2020 and December 31, 2019.
On June 23, 2020, the Company completed a $60.0 million offering of Senior Notes with a coupon rate of 5.75% and due 2025. The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs are deferred and amortized over 5 years. The Senior Notes, which are fully and unconditionally guaranteed by the Company’s wholly-owned subsidiary, Amerant Florida Bancorp Inc., or Amerant Florida, provided the Company with a new source of funding as we continue to navigate the COVID-19 pandemic.
We and our subsidiary Amerant Florida are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us and Amerant Florida by the Bank. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $99.5 million as of June 30, 2020, in funds available to service its Senior Notes, as a separate stand-alone entity. Our subsidiary Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $19.1 million as of June 30, 2020 and $48.9 million as of December 31, 2019, respectively, in funds available to service its junior subordinated debt, as a separate stand-alone entity. In the first quarter of 2020, we used $27.1 million of Amerant Florida’s cash to redeem the outstanding trust preferred securities issued by its Statutory Trust I and the related junior subordinated debt issued by Amerant Florida.
We have not provided summarized financial information for the Company and Amerant Florida as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.
COVID-19 Pandemic
Our deposits and wholesale funding operations, including advances from the FHLB, Senior Notes and other short-term borrowings, have historically supplied us with a significant source of liquidity. These sources have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our business. We evaluate our funding requirements on a regular basis to cover any potential shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary. There is some uncertainty surrounding the potential impact of the COVID-19 outbreak on our results of operations and cash flows. As a result, we are proactively taking steps to increase cash available on-hand, including, but not limited to, the repositioning of our investment portfolio, and seeking to extend the duration of and reduce the cost on, our long-term debt, primarily advances from the FHLB. Cash and cash equivalents increased $96.0 million or 79.1% in the six months ended June 30, 2020 attributable to higher balances at the Federal Reserve and include the net proceeds of $58.4 million from the issuance of Senior Notes completed during the three months ended June 30, 2020. This increase in Cash and cash equivalents includes proceeds from the aforementioned issuance of Senior Notes. See —Cash and Cash Equivalents. In addition, in early April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances. See earlier discussion in this section.

Redemption of Junior Subordinated Debentures
On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. This redemption reduced total cash and cash equivalents by $27.1 million, financial liabilities by $28.1 million, other assets by $3.4 million, and other liabilities by $2.2 million at that date. In addition, the Company recorded a charge of $0.3 million during the first quarter of 2020 for the unamortized issuance costs. This redemption reduced the Company’s Tier 1 equity capital at that date by a net of $24.7 million and pretax annual interest expense by $2.4 million.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in the Form 10-K for the year ended December 31, 2019.

Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital ratio	$922,404	14.34%	$514,566	8.00%	$643,207	10.00%
Tier 1 capital ratio	841,501	13.08%	385,924	6.00%	514,566	8.00%
Tier 1 leverage ratio	841,501	10.39%	323,865	4.00%	404,831	5.00%
Common Equity Tier 1 (CET1)	780,373	12.13%	289,443	4.50%	418,085	6.50%

December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
Common Equity Tier 1 (CET1)	806,050	12.60%	287,865	4.50%	415,805	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital ratio	$861,083	13.39%	$514,400	8.00%	$643,001	10.00%
Tier 1 capital ratio	780,205	12.13%	385,800	6.00%	514,400	8.00%
Tier 1 leverage ratio	780,205	9.64%	323,680	4.00%	404,600	5.00%
Common Equity Tier 1 (CET1)	780,205	12.13%	289,350	4.50%	417,950	6.50%

December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
Common Equity Tier 1 (CET1)	787,908	12.32%	287,796	4.50%	415,706	6.50%
In the six months ended June 30 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”, and collectively with the Federal Reserve and the OCC, the “Federal Banking Agencies”), published a final rule on July 22, 2019 that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Non-advanced approaches institutions will be permitted to implement the Capital Simplifications Final Rule as of its revised effective date in the quarter beginning January 1, 2020, or wait until the quarter beginning April 1, 2020. As of the date of implementation, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also effective October 1, 2019, the final rule made various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the Bank Holding Company Act and Federal Reserve Regulation Y. The Company adopted these simplified capital rules during the first quarter of 2020 and had no material effect on the Company’s regulatory capital and ratios.
The Federal Banking Agencies issued final rules on October 29, 2019 that provide simplified capital measures, including a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). Qualifying community banking organizations with less than $10 billion of assets that comply with, and elect to use, the community bank leverage ratio (“CBLR”) and that maintain a CBLR greater than 9% would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies’ prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. The CBLR, among other proposals, reflects the Federal banking agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile. The CBLR will first be available for banking organizations to use in their March 31, 2020 Call Report or Form FR Y-9C. Non-advanced approaches banking organizations will also be able to take advantage of simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in unconsolidated financial institutions. As of March 31, 2020, the Company determined to opt out of adopting the new “community bank leverage ratio” given that the perceived benefits provided by the new regulation did not exceed the potential costs considering the Company’s current and projected size and operations.
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

(in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$786,034	$820,380
Letters of credit	15,696	17,414
	$801,730	$837,794

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, and other borrowing arrangements. Set forth below are material changes to our existing contractual obligations previously disclosed in the Form 10-K. Other than the changes shown below, there have been no material changes to the contractual obligations previously disclosed in the Form 10-K
FHLB Advances Restructuring
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
Senior Notes Issuance
On June 23, 2020, the Company completed a $60.0 million offering of Senior Notes with a coupon rate of 5.75% and due 2025. The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs will be deferred and amortized over 5 years. The Senior Notes, which are fully and unconditionally guaranteed by the Company’s wholly-owned subsidiary, Amerant Florida, provided the Company with a new source of funding as we continue to navigate the COVID-19 pandemic.

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
Accounting policies, as described in detail in the notes to our consolidated financial statements, are an integral part of those consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or using different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where the Company has banking centers, LPOs and where the Company’s principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted and certain businesses have reopened in the second quarter 2020, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of COVID-19 and its adverse effects on the U.S. and global economies, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain and cannot be accurately predicted at this time.
The three and six months ended June 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic, which could impact estimates and assumptions made by management, especially with respect to the adequacy of the Company’s allowance for loan losses and the Company’s evaluation of goodwill for impairment.
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

General reserves cover non-individually-impaired loans and are based on historical loss rates for each loan portfolio segment, adjusted for the effects of qualitative factors that in management’s opinion are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due balances, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements, and beginning in the six month period ended June 30, 2020, the probable deterioration in the loan portfolio as a result of the COVID-19 pandemic.
Concentrations of credit risk can affect the level of the allowance and may involve loans to one borrower, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. We are also subject to a geographic concentration of credit because we primarily operate in South Florida, the greater Houston, Texas area and the New York City area. In addition, during the three and six months ended June 30, 2020, the evaluation of credit risk concentrations on our loan portfolio is subject to current economic conditions associated with the COVID-19 pandemic, especially on loans to borrowers in certain industries identified as being more sensitive to the negative impact of deteriorating economic conditions such as restaurants and hotels.
Our estimate for the allowance for loan losses is sensitive to the loss rates from our loan portfolio segments, and to our evaluation of uncertainties associated with current economic conditions derived from the COVID-19 pandemic. We believe the risk ratings, loss severities currently in use, and our evaluation of the uncertainties associated with current economic conditions derived from the COVID-19 pandemic are appropriate. The process of determining the level of the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.
Goodwill. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Based on this evaluation, we concluded goodwill was not considered impaired as of December 31, 2019.
During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and noted certain events that indicated it was more likely than not that there was potential for goodwill impairment and, therefore, concluded an interim test of impairment was required. Triggering events associated with the COVID-19 pandemic included continued disruption to economic activity in the markets we serve, a reported net loss driven primarily by higher estimated provision for loan losses and a lower interest rate environment which has negatively affected our net interest margin. As a result of these conditions, the Company performed a quantitative assessment of goodwill impairment as of June 30, 2020, which included determining the estimated fair value of the reporting unit and comparing that fair value to the reporting unit's carrying amount. The results of the test indicated that the estimated fair value of the reporting unit exceeded its carrying amount at June 30, 2020. Based on this evaluation, we concluded goodwill was not impaired as of June 30, 2020.
We have applied significant judgment for interim and annual goodwill impairment testing purposes. Our Market Risk and Budget and Profitability units provide significant support for the development of judgments and assumptions used for these evaluations. Future negative changes may result in potential impairments of goodwill in future periods.
Determining the fair value of the reporting unit for goodwill impairment testing is considered a critical accounting estimate because it requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to determine fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the debt securities available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management.
Our market risk is measured and monitored by the Asset and Liability function, carried out by our Treasury Department and monitored by the Asset/Liability Committee, or ALCO, and the Market Risk and Analytics unit. The price risk of the Company’s investment activities, which represents the risk to earnings and capital arising from changes in the fair market value of our investment portfolio, are monitored by ALCO using, among other tools, comparisons of actual performance versus approved limits maintained and regularly reviewed by the Asset and Liability function.
The Market Risk and Analytics unit is in charge of the independent validation of the Asset/Liability Management model. This unit also is in charge of reporting to the Board on our compliance with approved limits, and proposing changes to limits in line with approved risk appetite.
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
Sensitivity analyses are based on changes in interest rates (both parallel yield curve changes as well as non-parallel), and are performed for several different metrics. They include three types of analyses consistent with industry practices:
•earnings sensitivity;
•economic value of equity, or EVE; and
•investment portfolio mark-to-market exposure (debt and equity securities available for sale and held to maturity securities).
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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
(in thousands, except percentages)	June 30, 2020		December 31, 2019
Change in Interest Rates (Basis points)
Increase of 200	$19,823	11.1%	$14,237	6.9%
Increase of 100	12,446	7.0%	10,091	4.9%
Decrease of 25	(3,368)	(1.9)%	(4,856)	(2.3)%
Decrease of 100	—	—%	(20,739)	(10.0)%
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

Net interest income in the base scenario, decreased to approximately $178.0 million in June 30, 2020 compared to $207.0 million in December 31, 2019. This decrease is mainly due to a lower market interest rate environment driven by the emergency rate cuts implemented by the Federal Reserve during March 2020 and the global pandemic.The Company continues to be asset sensitive, however given more recent market interest rate expectations, management has been taking steps to reduce interest rate sensitivity.
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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30, 2020	December 31, 2019
Change in Interest Rates (Basis points)
Increase of 200	(2.10)%	(11.10)%
Increase of 100	1.3%	(3.86)%
Decrease of 25	(0.80)%	0.24%
Decrease of 100 (2)	—%	(0.11)%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We have discontinued the decrease of 100 basis point shock scenario at June 30, 2020 due to the unlikely scenario at the current low interest rate environment.

The larger negative effects to EVE as of June 30, 2020 for the 200 and 100 basis point increase are mainly attributed to the lower average duration of the investment portfolio, higher average duration of FHLB advances, and the unwinding in 2019 of the interest rate swaps we had designated as cash flow hedges. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure
The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2020 and December 31, 2019:

	Change in market value (1)
(in thousands)	June 30, 2020	December 31, 2019
Change in Interest Rates
(Basis points)
Increase of 200	$(100,107)	$(148,369)
Increase of 100	(42,789)	(69,956)
Decrease of 25	9,547	14,008
Decrease of 100	—	53,946
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio decreased to 2.6 years at June 30, 2020 compared to 3.8 years at December 31, 2019. The lower duration was primarily the result of the strategic purchase of 20-year U.S. Treasuries and CMOs with prepayment protection. Additionally, the floating rate portfolio declined to 14.3% at December 31, 2019 from 23.4% at December 31, 2018.
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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2020. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	June 30, 2020
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$217,349	$181,698	$—	$—	$—	$35,651
Securities:
Debt available for sale	1,519,784	483,115	386,547	246,168	403,954	—
Debt held to maturity	65,616	—	—	—	65,616	—
Equity securities with readily determinable fair value not held for trading	24,425	—	—	—	—	24,425
Federal Reserve and FHLB stock	64,986	51,803	—	—	—	13,183
Loans portfolio-performing (1)	5,795,011	3,849,275	1,085,277	563,490	296,969	—
Earning Assets	$7,687,171	$4,565,891	$1,471,824	$809,658	$766,539	$73,259
Liabilities
Interest bearing demand deposits	$1,186,613	$1,186,613	$—	$—	$—	$—
Saving and money market	1,447,661	1,447,661	—	—	—	—
Time deposits	2,434,077	1,674,900	618,415	126,041	14,721	—
FHLB advances	1,050,000	530,000	120,000	260,000	140,000	—
Senior Notes	58,419	—	—	58,419	—	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$6,240,948	$4,903,352	$738,415	$444,460	$154,721	$—
Interest rate sensitivity gap		(337,461)	733,409	365,198	611,818	73,259
Cumulative interest rate sensitivity gap		(337,461)	395,948	761,146	1,372,964	1,446,223
Earnings assets to interest bearing liabilities (%)		93.1%	199.3%	182.2%	495.4%	N/M
__________________

(1)	“Loan portfolio-performing” excludes $77.3 million of non-performing loans.

N/M	Not meaningful

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
As previously disclosed, this action included allegations of breaches of contract, fiduciary duty, accounting and unjust enrichment, and mismanagement of Kunde. The parties entered into a confidential settlement agreement and the court entered an agreed order of dismissal with prejudice on July 6, 2020. The Company incurred approximately $1.1 million in legal fees through June 30, 2020 litigating this case. The Company expects to be partially reimbursed for these fees. The terms of the settlement agreement did not have a material impact on the Company's financial condition or operating results.

ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (the “Form 10-K”) and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "First Quarter Form 10-Q"). Set forth below are material changes to our existing risk factors previously disclosed in the Form 10-K and in the First Quarter Form 10-Q and additional risk factors. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K and the First Quarter Form 10-Q.
The COVID-19 pandemic has significantly impacted economic conditions globally and in the United States, has adversely impacted our business, financial condition and results of operations, and the ultimate impact on our business, financial condition and results of operations, will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response.
An outbreak of a novel strain of the Coronavirus, COVID-19, was first reported in December 2019 and has since spread globally, including to every state in the United States. The World Health Organization declared COVID-19 a pandemic on March 11, 2020, and subsequently, on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, a negative impact on the economy and financial markets, globally and in the United States. In many countries, including the United States, the COVID-19 pandemic has had a significant negative impact on economic activity and has contributed to significant volatility and negative pressure in financial markets. The outbreak has been rapidly evolving and, as cases of COVID-19 have continued to increase globally and in the United States, many countries, including the United States, have implemented and in certain cases reinstated measures aimed at containing the spread of COVID-19 including “shelter at home” orders, as well as mandating business and school closures and restricting travel.
Several states and cities across the United States, including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted, and certain businesses reopened, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. For example, the States of Florida and Texas have seen increases in the cases of COVID-19 during the second quarter and into the third quarter which may prompt state or local governments to reinstate certain measures and restrictions. As a result of the COVID-19 pandemic and the measures implemented to contain it, almost every industry has been and is being directly or indirectly impacted, including industries in which our customers operate. A number of our customers impacted by the COVID-19 pandemic have requested and been granted by the Company loan payment relief options, including interest-only and/or forbearance options. In addition, in the first quarter of 2020 and again in the second quarter of 2020, the Company significantly increased its provision for loan losses primarily due to estimated losses reflecting deterioration in the macro-economic environment as a result of the impact of the COVID-19 pandemic across multiple impacted sectors. The longer and more profound the impact of the COVID-19 pandemic has globally, in the United States and on our customers and their businesses, the more likely we will have to recognize loan losses or continue to increase the provision for loan losses. Also, due to the COVID-19 pandemic, the Company completed an assessment of goodwill for potential impairment on an interim basis as of June 30, 2020 and although it did not identify any impairment in the second quarter of 2020, there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic will not result in impairments to goodwill in future periods.
In addition, as a result of the COVID-19 pandemic and the need to implement social distancing and limit occupancy of businesses in the states and cities where we operate, the majority of our employees are currently working remotely. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks, and limit our ability to provide services and products to our customers and, in general, manage our business.
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

•
a decline in the credit quality of loans used as collateral to obtain advances from the Federal Home Loan Bank may trigger a request to replace the loans used as collateral with securities and may negatively impact our liquidity ratio;

•
a significant decline in the value of the collateral used to secure loans that have a related interest rate swap agreement may limit our ability to realize enough value from the collateral to cover the outstanding balance of the loan and the related swap liability;

•	any impairment in value of our tangible and/or intangible assets which could be recorded as a result of weaker economic conditions;

•	the reduced economic activity could develop into a local and/or global economic recession, which could adversely affect the demand for our products and services;

•	increased unemployment and decreased consumer confidence, which could adversely affect account openings and result in decreased deposit activity and increased withdrawal activity;

•
the recent action of the Federal Reserve’s Federal Open Market Committee (‘‘FOMC’’) to lower the target federal funds rate, and any future action of the FOMC to lower the target federal funds rate further, may negatively affect our net interest income;

•	the potential volatility in the fair value and yields of our investment portfolio;

•
a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access the debt and/or equity markets in the future on attractive terms, or at all, or negatively impact our credit ratings;

•	any reduction/impairment in value of the collateral used by our customers to secure their obligations with us that could be recorded as a result of weaker economic conditions; and

•
the potential negative impact of a pandemic, including any preventative or protective actions that governments implement to contain it, or the occurrence of cases of COVID-19 at any of our banking centers or offices, may interfere with the ability of our employees and vendors to perform their respective responsibilities and obligations relative to the conduct of our business and, if a significant number of them are impacted, could result in a deterioration of our ability to ensure business continuity during a disruption.

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
Recently, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, both from customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. For example, the Bank was recently named in a purported class action lawsuit against a number of banks where the plaintiffs allege several claims relating to the failure of the named banks to pay purported agents a fee for the presentation of PPP loan applications. While we do not currently believe this litigation is material and we intend to vigorously defend ourselves, we cannot guarantee that it will be resolved in a manner favorable to the Company or the Bank or that it will not result in significant financial liability or adversely affect the Company's reputation. Additionally, if any additional litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs or damage to our reputation caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
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
We invest in securities, including debt securities available for sale, which are carried at their estimated fair value and pretax unrealized holding gain or loss on a quarterly basis. Factors beyond our control can significantly influence the fair value of investment securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to increases or decreases in interest rates, rating agency downgrades of the securities and defaults.
We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes.
Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt or to refinance our debt will depend on our future operating performance. Prevailing economic conditions (including low interest rates and reduced economic activity due to COVID-19), regulatory constraints, including, among other things, limitations on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and nonbanking subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.

We and Amerant Florida Bancorp Inc., the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes.
We and the subsidiary guarantor are each a separate and distinct legal entity from the Bank and our other subsidiaries. Our and our subsidiary guarantor’s primary source of funds to make payments of principal and interest on the Senior Notes and to satisfy any obligations under the guarantee, respectively, and to satisfy any other financial obligations are dividends from the Bank. Our and the subsidiary guarantor’s ability to receive dividends from the Bank is contingent on a number of factors, including the Bank’s ability to meet applicable regulatory capital requirements, the Bank’s profitability and earnings, and the general strength of its balance sheet. Various federal and state regulatory provisions limit the amount of dividends bank subsidiaries are permitted to pay to their holding companies without regulatory approval. In general, the Bank may only pay dividends either out of its net income after any required transfers to surplus or reserves have been made or out of its retained earnings. In addition, the Federal Reserve and the FDIC have issued policy statements stating that insured banks and bank holding companies generally should pay dividends only out of current operating earnings.
Banks and their holding companies are required to maintain a capital conservation buffer of 2.5% in addition to satisfying other applicable regulatory capital ratios. Banking institutions that do not maintain capital in excess of the capital conservation buffer may face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, dividends to us or the subsidiary guarantor from the Bank may be prohibited or limited, and there may be insufficient funds to make principal and interest payments on the Senior Notes or to satisfy any obligation under the guarantee.
In addition, state or federal banking regulators have broad authority to restrict the payment of dividends, including in circumstances where a bank under such regulator’s jurisdiction engages in (or is about to engage in) unsafe or unsound practices. Such regulators have the authority to require that a bank cease and desist from unsafe and unsound practices and to prevent a bank from paying a dividend if its financial condition is such that the regulator views the payment of a dividend to constitute an unsafe or unsound practice.
Accordingly, we can provide no assurance that we or the subsidiary guarantor will receive dividends from the Bank in an amount sufficient to pay the principal of, or interest on, the Notes or to satisfy any obligations under the guarantee. In addition, our right and the rights of our creditors, including holders of the Senior Notes, to participate in the assets of any non-guarantor subsidiary upon its liquidation or reorganization would be subject to the prior claims of such non-guarantor subsidiary’s creditors, except to the extent that we or the subsidiary guarantor may ourselves be a creditor with recognized claims against such non-guarantor subsidiary. The Senior Notes will be guaranteed only by Amerant Florida Bancorp Inc.
We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes.
Neither we, nor any of our subsidiaries, are subject to any limitations under the terms of the indenture governing the terms of the Senior Notes from issuing, accepting or incurring any amount of additional debt, deposits or other liabilities, including senior indebtedness or other obligations ranking equally with the Senior Notes. We expect that we and our subsidiaries will incur additional debt and other liabilities from time to time, and our level of debt and the risks related thereto could increase.

A substantial level of debt could have important consequences to us, holders of the Senior Notes and our shareholders, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt, including the Senior Notes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes;

•	increasing our vulnerability to adverse economic and industry conditions, which could place us at a disadvantage relative to our competitors that have less debt;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

•	limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated as of June 23, 2020, among the Company, Amerant Florida Bancorp Inc., and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2020).

4.2
First Supplemental Indenture, dated as of June 23, 2020, among the Company, Amerant Florida Bancorp Inc., and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 23, 2020).

4.3	Form of Global Note (included in Exhibit 4.2) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on June 23, 2020)
4.4	Form of Notes Guarantee (included in Exhibit 4.2) (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on June 23, 2020).
10.1
Employment Agreement, dated as of May 18, 2020, between Amerant Bank, N.A. and Carlos Iafigliola (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2020).

22	List of Guarantor Subsidiaries
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Vice-Chairman and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	August 7, 2020	By:	/s/ Millar Wilson
Millar Wilson
Vice-Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice President and Chief Financial Officer (Principal Financial Officer)