Form 10-Q
period 2020-09-30
Amerant Bancorp Inc.
filed 2020-11-06
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2020
Class A Common Stock, $0.10 par value per share	28,858,853 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	13,286,137 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2020
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements	4
	Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	4
	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine month periods ended September 30, 2020 and 2019 (Unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2020 and 2019 (Unaudited)	7
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	9
	Notes to Interim Consolidated Financial Statements (Unaudited)	11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
	Cautionary Notice Regarding Forward-Looking Statements	38
	Overview	43
	Selected Financial Information	53
	Results of Operations	59
	Financial Condition	77
Item 3	Quantitative and Qualitative Disclosures About Market Risk	103
Item 4	Controls and Procedures	103
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	104
Item 1A	Risk Factors	104
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 3	Defaults Upon Senior Securities	104
Item 4	Mine Safety Disclosures	104
Item 5	Other Information	104
Item 6	Exhibits	105
	Signatures	106

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$34,091	$28,035
Interest earning deposits with banks	193,069	93,289
Cash and cash equivalents	227,160	121,324
Securities
Debt securities available for sale	1,317,724	1,568,752
Debt securities held to maturity	61,676	73,876
Equity securities with readily determinable fair value not held for trading	24,381	23,848
Federal Reserve Bank and Federal Home Loan Bank stock	65,015	72,934
Securities	1,468,796	1,739,410
Loans held for investment, gross	5,924,617	5,744,339
Less: Allowance for loan losses	116,819	52,223
Loans held for investment, net	5,807,798	5,692,116
Bank owned life insurance	216,130	211,852
Premises and equipment, net	126,895	128,824
Deferred tax assets, net	16,206	5,480
Goodwill	19,506	19,506
Accrued interest receivable and other assets	94,556	66,887
Total assets	$7,977,047	$7,985,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$916,889	$763,224
Interest bearing	1,210,639	1,098,323
Savings and money market	1,496,119	1,475,257
Time	2,253,899	2,420,339
Total deposits	5,877,546	5,757,143
Advances from the Federal Home Loan Bank and other borrowings	1,050,000	1,235,000
Senior notes	58,498	—
Junior subordinated debentures held by trust subsidiaries	64,178	92,246
Accounts payable, accrued liabilities and other liabilities	97,292	66,309
Total liabilities	7,147,514	7,150,698
Commitments and contingencies (Note 15)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,860,423 shares issued and outstanding (2019 - 28,927,576 shares issued and outstanding)	2,886	2,893
Class B common stock, $0.10 par value, 100 million shares authorized; 13,286,137 shares issued and outstanding (2019: 17,751,053 shares issued; 14,218,596 shares outstanding)	1,329	1,775
Additional paid in capital	359,553	419,048
Treasury stock, at cost; 3,532,457 shares of Class B common stock in 2019.	—	(46,373)
Retained earnings	433,929	444,124
Accumulated other comprehensive income	31,836	13,234
Total stockholders' equity	829,533	834,701
Total liabilities and stockholders' equity	$7,977,047	$7,985,399
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest income
Loans	$52,736	$66,118	$166,007	$199,641
Investment securities	9,120	11,325	30,813	35,792
Interest earning deposits with banks	61	761	579	2,304
Total interest income	61,917	78,204	197,399	237,737

Interest expense
Interest bearing demand deposits	97	191	336	766
Savings and money market deposits	1,278	4,125	6,113	11,872
Time deposits	10,874	13,284	36,764	38,577
Advances from the Federal Home Loan Bank	2,820	6,253	10,342	18,750
Senior notes	942	—	1,026	—
Junior subordinated debentures	558	1,748	1,918	5,943
Securities sold under agreements to repurchase	—	3	—	3
Total interest expense	16,569	25,604	56,499	75,911
Net interest income	45,348	52,600	140,900	161,826
Provision for (reversal of) loan losses	18,000	(1,500)	88,620	(2,850)
Net interest income after provision for (reversal of) loan losses	27,348	54,100	52,280	164,676

Noninterest income
Deposits and service fees	3,937	4,366	11,665	12,793
Brokerage, advisory and fiduciary activities	4,272	3,647	12,730	11,071
Change in cash surrender value of bank owned life insurance	1,437	1,449	4,278	4,272
Securities gains, net	8,600	906	25,957	1,902
Cards and trade finance servicing fees	345	1,034	1,013	3,368
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	—	—	(73)	557
Data processing and fees for other services	—	70	—	955
Other noninterest income	1,701	2,364	6,385	6,221
Total noninterest income	20,292	13,836	61,955	41,139

Noninterest expense
Salaries and employee benefits	28,268	33,862	79,164	101,356
Occupancy and equipment	4,281	3,878	12,304	12,152
Telecommunication and data processing	3,228	3,408	9,849	9,667
Professional and other services fees	3,403	4,295	10,322	11,693
Depreciation and amortization	1,993	1,928	5,912	5,880
FDIC assessments and insurance	1,898	597	4,256	3,167
Other operating expenses	2,429	4,769	5,300	13,672
Total noninterest expenses	45,500	52,737	127,107	157,587
Income (loss) before income tax	2,140	15,199	(12,872)	48,228
Income tax (expense) benefit	(438)	(3,268)	2,677	(10,369)
Net income (loss)	$1,702	$11,931	$(10,195)	$37,859

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Other comprehensive (loss) income, net of tax
Net unrealized holding gains on debt securities available for sale arising during the period	$3,824	$6,866	$39,887	$37,457
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(28)	68	(1,702)	57
Reclassification adjustment for items included in net income	(6,687)	(965)	(19,583)	(2,242)
Other comprehensive (loss) income	(2,891)	5,969	18,602	35,272
Comprehensive (loss) income	$(1,189)	$17,900	$8,407	$73,131

Earnings Per Share (Note 17):
Basic earnings (loss) per common share	$0.04	$0.28	$(0.24)	$0.89
Diluted earnings (loss) per common share	$0.04	$0.28	$(0.24)	$0.88

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2020

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B

Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701
Repurchase of Class B common stock	—	(932,459)	—	—	—	(15,239)	—	—	(15,239)
Treasury stock retired	—	—	—	(446)	(61,166)	61,612	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—
Restricted stock surrendered	(129)	—	—	—	(2)	—	—	—	(2)
Restricted stock forfeited	(54,462)	—	(6)	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	392	—	—	—	392
Net income	—	—	—	—	—	—	3,382	—	3,382
Other comprehensive income	—	—	—	—	—	—	—	17,883	17,883
Balance at March 31, 2020	28,879,576	13,286,137	$2,888	$1,329	$358,277	$—	$447,506	$31,117	$841,117
Restricted stock forfeited	(9,819)	—	(1)	—	1	—	—	—	—
Restricted stock units vested	3,439	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	750	—	—	—	750
Net loss	—	—	—	—	—	—	(15,279)	—	(15,279)
Other comprehensive income	—	—	—	—	—	—	—	3,610	3,610
Balance at June 30, 2020	28,873,196	13,286,137	$2,887	$1,329	$359,028	$—	$432,227	$34,727	$830,198
Restricted stock forfeited	(12,773)	—	(1)	—	1	—	—	—	—
Stock-based compensation expense	—	—	—	—	524	—	—	—	524
Net income	—	—	—	—	—	—	1,702	—	1,702
Other comprehensive loss	—	—	—	—	—	—	—	(2,891)	(2,891)
Balance at September 30, 2020	28,860,423	13,286,137	$2,886	$1,329	$359,553	$—	$433,929	$31,836	$829,533

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2019

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	1,299	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,492	—	—	—	1,492
Net income	—	—	—	—	—	—	13,071	—	13,071
Other comprehensive income	—	—	—	—	—	—	—	16,015	16,015
Balance at March 31, 2019	28,985,996	14,218,596	$2,899	$1,775	$415,864	$(46,373)	$406,733	$(2,149)	$778,749
Stock-based compensation expense	—	—	—	—	1,474	—	—	—	1,474
Net income	—	—	—	—	—	—	12,857	—	12,857
Other comprehensive income	—	—	—	—	—	—	—	13,288	13,288
Balance at June 30, 2019	28,985,996	14,218,596	$2,899	$1,775	$417,338	$(46,373)	$419,590	$11,139	$806,368
Stock-based compensation expense	—	—	—	—	1,483	—	—	—	1,483
Net income	—	—	—	—	—	—	11,931	—	11,931
Other comprehensive income	—	—	—	—	—	—	—	5,969	5,969
Balance at September 30, 2019	28,985,996	14,218,596	$2,899	$1,775	$418,821	$(46,373)	$431,521	$17,108	$825,751

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(10,195)	$37,859
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for (reversal of) loan losses	88,620	(2,850)
Net premium amortization on securities	11,174	10,763
Depreciation and amortization	5,912	5,880
Stock-based compensation expense	1,666	4,449
Change in cash surrender value of bank owned life insurance	(4,278)	(4,272)
Securities gains, net	(25,957)	(1,902)
Deferred taxes and others	(16,180)	(935)
Loss (gain) on early extinguishment of advances from the FHLB	73	(557)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	3,885	16,917
Accounts payable, accrued liabilities and other liabilities	(4,412)	10,511
Net cash provided by operating activities	50,308	75,863

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(380,226)	(290,059)
Federal Home Loan Bank stock	(8,568)	(24,319)
	(388,794)	(314,378)
Maturities, sales and calls of investment securities:
Available for sale	673,836	430,118
Held to maturity	11,658	7,182
Federal Home Loan Bank stock	16,487	24,336
	701,981	461,636
Net increase in loans	(221,372)	(98,478)
Proceeds from loan sales	17,126	259,754
Net purchases of premises and equipment and others	(3,846)	(8,384)
Net cash provided by investing activities	105,095	300,150

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	286,843	(232,420)
Net decrease in time deposits	(166,440)	(107,418)
Proceeds from Advances from the Federal Home Loan Bank and other borrowings	700,000	935,000
Repayments of Advances from the Federal Home Loan Bank and other borrowings	(885,073)	(930,447)
Proceeds from issuance of Senior Notes, net of issuance costs	58,412	—
Redemption of junior subordinated debentures	(28,068)	(25,864)
Proceeds from common stock issued - Class A	—	29,218
Repurchase of common stock - Class B	(15,239)	(28,465)
Common stock retired to cover tax withholding	(2)	—
Net cash used in financing activities	(49,567)	(360,396)
Net increase in cash and cash equivalents	105,836	15,617

Cash and cash equivalents
Beginning of period	121,324	85,710
End of period	$227,160	$101,327

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Supplemental disclosures of cash flow information
Cash paid:
Interest	$57,247	$74,928
Income taxes	6,230	6,699
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
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
On March 16, 2020, the Company activated its Business Continuity Plan (“BCP”) to continue to provide its products and services during the COVID-19 pandemic. The Company’s BCP plan is framed within regulatory guidelines and subject to periodic testing and independent audits. On June 3, 2020, the Company started Phase 1 of reintroducing employees working remotely back to the workplace. This involves following a careful, phased-approach which includes a voluntary return of a limited number of employees, based on work location, roles and responsibilities, and various safety protocols. On September 8, 2020, the Company started a new phase of reintroducing an increased number of employees back to the office, while ramping up safety protocols to protect the health and safety of employees. All Banking centers continue to operate on a regular schedule under strict federal, state and local government safety guidlines.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, increasing funding to the PPP, was enacted. On July 4, 2020, new legislation was signed into law that extended the deadline to apply for loans under the PPP from June 30, 2020 until August 8, 2020. As of September 30, 2020, total PPP loans were $223.5 million, representing over 2,000 loan applications booked.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued in the second and third quarters of 2020. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. Loans which have been modified under these programs totaled $1.1 billion as of September 30, 2020. As of this date, $101.2 million were still under the interest-only deferral and/or forbearance period. This includes $76.3 million of loans under a second deferral and $12.6 million under third deferral, which the Company began to selectively offer as additional temporary loan modifications under section 4013, “Temporary Relief from Troubled Debt Restructurings” of the CARES Act, allowing the extension of the deferral and/or forbearance period beyond 180 days. The following table summarizes the loan balances in these programs as of September 30, 2020:

Program Detail	September 30, 2020
(in thousands)
90-day payment deferral; interest added to principal balance upon modification and continues to accrue each month	$73,400
90-day interest payment deferral with no escrow payments	23,049
90-day interest payment deferral including escrow payments	4,748
180-day interest payment deferral	—
$101,197

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
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where the Company has banking centers, LPOs and where the Company’s principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted and most businesses began to reopen, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. The Company considered the impact of COVID-19 on the significant estimates management used. The Company recorded a provision for loan losses of $18.0 million and $88.6 million in the three and nine months ended September 30, 2020, respectively, including $12.2 million and $52.2 million in each of those same periods, respectively, mostly related to the estimated deterioration of our loan portfolio caused by the COVID-19 pandemic. The Company released $1.5 million and $2.9 million from the allowance for loan losses in the three and nine months ended September 30, 2019, respectively. In addition, the Company considered if events or circumstances indicating that potential potential impairment existed as of September 30, 2020, and determined it was more likely than not that goodwill was not impaired at that date and, therefore, no impairment charges were recorded.

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

c) Recently Issued Accounting Pronouncements
Issued and Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued amendments to guidance applicable to contracts, hedging relationships, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also allow entities to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply these amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, these amendments must be applied prospectively for all eligible contract modifications and hedging relationships. The Company did not elect any of optional expedients as of September 30, 2020. The Company is in the process of evaluating the implications of these amendments to its current efforts for reference rate reform implementation.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
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

2. Interest Earning Deposits with Banks
At September 30, 2020 and December 31, 2019, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $193 million and $93 million, respectively. At September 30, 2020 and December 31, 2019, the average interest rate on these deposits was approximately 0.38% and 2.19%, respectively. These deposits mature within one year.

3.Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$711,769	$24,190	$(916)	$735,043
Corporate debt securities	302,368	9,274	(1,586)	310,056
U.S. government agency debt securities	212,823	4,375	(2,107)	215,091
U.S. treasury securities	2,506	8	—	2,514
Municipal bonds	50,905	4,115	—	55,020
	$1,280,371	$41,962	$(4,609)	$1,317,724

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$927,205	$9,702	$(3,795)	$933,112
Corporate debt securities	247,836	5,002	(2)	252,836
U.S. government agency debt securities	230,384	895	(2,882)	228,397
U.S. treasury securities	106,112	1	(1,877)	104,236
Municipal bonds	47,652	2,519	—	50,171
	$1,559,189	$18,119	$(8,556)	$1,568,752

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
At September 30, 2020 and December 31, 2019, the Company had no foreign sovereign or foreign government agency debt securities. The Company had investments in foreign corporate debt securities of $16.8 million and $5.2 million at September 30, 2020 and December 31, 2019, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three and nine month periods ended September 30, 2020 and 2019, proceeds from sales, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales, redemptions and calls of debt securities available for sale	$169,210	$42,603	$408,948	$258,815

Gross realized gains	8,769	911	25,572	2,484
Gross realized losses	(125)	5	(148)	(582)
Realized gains, net	$8,644	$906	$25,424	$1,902
The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$39,688	$(502)	$16,833	$(414)	$56,521	$(916)
Corporate debt securities	54,568	(1,586)	—	—	54,568	(1,586)
U.S. government agency debt securities	7,129	(27)	85,480	(2,080)	92,609	(2,107)
	$101,385	$(2,115)	$102,313	$(2,494)	$203,698	$(4,609)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$239,446	$(1,740)	$180,274	$(2,055)	$419,720	$(3,795)
Corporate debt securities	8,359	(1)	300	(1)	8,659	(2)
U.S. government agency debt securities	41,300	(251)	117,040	(2,631)	158,340	(2,882)
U.S. treasury securities	97,471	(1,877)	—	—	97,471	(1,877)
	$386,576	$(3,869)	$297,614	$(4,687)	$684,190	$(8,556)
At September 30, 2020 and December 31, 2019, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

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
Contractual maturities of debt securities at September 30, 2020 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$24,889	$25,027	$—	$—
After 1 year through 5 years	140,217	143,636	—	—
After 5 years through 10 years	299,581	313,242	11,463	12,020
After 10 years	815,684	835,819	50,213	52,136
	$1,280,371	$1,317,724	$61,676	$64,156
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $24.4 million and $23.8 million as of September 30, 2020 and December 31, 2019, respectively. These equity securities have no stated maturities. The Company recognized unrealized losses of $44.0 thousand and unrealized gains of $0.5 million during the three and nine month periods ended September 30, 2020, respectively, related to the change in fair value of these mutual funds. No gains or losses were recognized during the three and nine month periods ended September 30, 2019.
4.Loans
The loan portfolio consists of the following loan classes:

(in thousands)	September 30, 2020	December 31, 2019
Real estate loans
Commercial real estate
Non-owner occupied	$1,797,230	$1,891,802
Multi-family residential	853,159	801,626
Land development and construction loans	335,184	278,688
	2,985,573	2,972,116
Single-family residential	597,280	539,102
Owner occupied	937,946	894,060
	4,520,799	4,405,278
Commercial loans	1,197,156	1,234,043
Loans to financial institutions and acceptances	16,623	16,552
Consumer loans and overdrafts	190,039	88,466
	$5,924,617	$5,744,339

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
At September 30, 2020 and December 31, 2019, loans with an outstanding principal balance of $1.4 billion and $1.6 billion, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts above include loans under syndication facilities of approximately $458 million and $562 million at September 30, 2020 and December 31, 2019, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals), and other agreements.
The following tables summarize international loans by country, net of loans fully collateralized with cash of approximately $12.4 million and $15.2 million at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020			December 31, 2019
(in thousands)	Venezuela	Others (1)	Total	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$90,768	$9,898	$100,666	$103,979	$7,692	$111,671
Commercial loans	—	44,491	44,491	—	43,850	43,850
Loans to financial institutions and acceptances	—	15	15	—	5	5
Consumer loans and overdrafts (3)(4)	236	5,908	6,144	8,318	7,593	15,911
	$91,004	$60,312	$151,316	$112,297	$59,140	$171,437
__________________
(1)Loans to borrowers in 13 other countries at September 30, 2020 which do not individually exceed 1% of total assets (14 countries at December 31, 2019).
(2)Corresponds to mortgage loans secured by single-family residential properties located in the U.S.
(3)At December 31, 2019, Venezuela balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of September 30, 2020.
(4)Overdrafts to customers outside the United States were de minimis at September 30, 2020 and December 31, 2019.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of September 30, 2020 and December 31, 2019 are summarized in the following tables:

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,797,230	$1,790,583	$157	$—	$6,490	$6,647	$8,289	$—
Multi-family residential	853,159	853,159	—	—	—	—	1,484	—
Land development and construction loans	335,184	335,184	—	—	—	—	—	—
	2,985,573	2,978,926	157	—	6,490	6,647	9,773	—
Single-family residential	597,280	594,172	—	312	2,796	3,108	11,071	1
Owner occupied	937,946	931,192	3,881	—	2,873	6,754	14,539	—
	4,520,799	4,504,290	4,038	312	12,159	16,509	35,383	1
Commercial loans	1,197,156	1,169,103	7,293	6,061	14,699	28,053	50,991	—
Loans to financial institutions and acceptances	16,623	16,623	—	—	—	—	—	—
Consumer loans and overdrafts	190,039	189,949	15	19	56	90	104	1
	$5,924,617	$5,879,965	$11,346	$6,392	$26,914	$44,652	$86,478	$2

	December 31, 2019
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,891,802	$1,891,801	$1	$—	$—	$1	$1,936	$—
Multi-family residential	801,626	801,626	—	—	—	—	—	—
Land development and construction loans	278,688	278,688	—	—	—	—	—	—
	2,972,116	2,972,115	1	—	—	1	1,936	—
Single-family residential	539,102	530,399	4,585	1,248	2,870	8,703	7,291	—
Owner occupied	894,060	888,158	1,360	1,724	2,818	5,902	14,130	—
	4,405,278	4,390,672	5,946	2,972	5,688	14,606	23,357	—
Commercial loans	1,234,043	1,226,320	4,418	608	2,697	7,723	9,149	—
Loans to financial institutions and acceptances	16,552	16,552	—	—	—	—	—	—
Consumer loans and overdrafts	88,466	88,030	215	176	45	436	416	5
	$5,744,339	$5,721,574	$10,579	$3,756	$8,430	$22,765	$32,922	$5

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2020 and 2019, and its allocation by impairment methodology and the related investment in loans, net as of September 30, 2020 and 2019 are summarized in the following tables:

	Three Months Ended September 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$54,498	$57,579	$—	$7,575	$119,652
Provision for loan losses	1,259	11,048	—	5,693	18,000
Loans charged-off
Domestic	—	(20,910)	—	(135)	(21,045)
International	—	—	—	(4)	(4)
Recoveries	—	123	—	93	216
Balances at end of the period	$55,757	$47,840	$—	$13,222	$116,819

	Nine Months Ended September 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$25,040	$22,482	$42	$4,659	$52,223
Provision for (reversal of) loan losses	30,717	49,120	(42)	8,825	88,620
Loans charged-off
Domestic	—	(24,086)	—	(401)	(24,487)
International	—	(34)	—	(262)	(296)
Recoveries	—	358	—	401	759
Balances at end of the period	$55,757	$47,840	$—	$13,222	$116,819

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$2,450	$23,154	$—	$947	$26,551
Collectively evaluated	53,307	24,686	—	12,275	90,268
	$55,757	$47,840	$—	$13,222	$116,819
Investment in loans, net of unearned income:
Individually evaluated	$9,772	$68,964	$—	$8,005	$86,741
Collectively evaluated	2,950,354	2,215,505	16,623	655,394	5,837,876
	$2,960,126	$2,284,469	$16,623	$663,399	$5,924,617

	Three Months Ended September 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$21,900	$25,824	$60	$9,620	$57,404
Provision for (reversal of) loan losses	487	(388)	(2)	(1,597)	(1,500)
Loans charged-off
Domestic	—	(907)	—	(98)	(1,005)
International	—	—	—	(1,661)	(1,661)
Recoveries	—	190	—	212	402
Balances at end of the period	$22,387	$24,719	$58	$6,476	$53,640

	Nine Months Ended September 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$22,778	$30,018	$445	$8,521	$61,762
(Reversal of) provision for loan losses	(391)	(3,065)	(387)	993	(2,850)
Loans charged-off
Domestic	—	(2,773)	—	(504)	(3,277)
International	—	(61)	—	(2,961)	(3,022)
Recoveries	—	600	—	427	1,027
Balances at end of the period	$22,387	$24,719	$58	$6,476	$53,640

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$397	$1,722	$—	$1,185	$3,304
Collectively evaluated	21,990	22,997	58	5,291	50,336
	$22,387	$24,719	$58	$6,476	$53,640
Investment in loans, net of unearned income:
Individually evaluated	$1,936	$19,234	$—	$6,007	$27,177
Collectively evaluated	3,137,980	2,036,150	24,815	525,669	5,724,614
	$3,139,916	$2,055,384	$24,815	$531,676	$5,751,791

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended September 30,(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2020	$—	$—	$—	$1,891	$1,891
2019	$—	$43,190	$—	$2,148	$45,338

Nine Months Ended September 30,(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2020	$—	$11,901	$—	$5,225	$17,126
2019	$23,475	$229,310	$—	$6,969	$259,754

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of impaired loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$8,289	$—	$8,289	$5,147	$8,296	$2,450
Multi-family residential	—	1,484	1,484	371	1,477	—
Land development and construction loans	—	—	—	—	—	—
	8,289	1,484	9,773	5,518	9,773	2,450
Single-family residential	5,246	6,085	11,331	8,093	11,462	913
Owner occupied	658	13,881	14,539	13,610	14,372	221
	14,193	21,450	35,643	27,221	35,607	3,584
Commercial loans	33,975	17,020	50,995	29,588	72,777	22,933
Consumer loans and overdrafts	95	8	103	264	100	34
	$48,263	$38,478	$86,741	$57,073	$108,484	$26,551
_______________
(1)Average using trailing four quarter balances.

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
_______________
(1)Average using trailing four quarter balances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following table shows information about loans modified in troubled debt restructurings (“TDRs’’) as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,798	1	$1,936
Single-family residential	2	270	4	438
Owner occupied	4	6,918	4	6,580
	7	8,986	9	8,954
Commercial loans	8	881	2	2,682
Consumer loans and overdrafts	1	8	1	9
Total (1)	16	$9,875	12	$11,645
_________________
(1)As of September 30, 2020 and December 31, 2019, include $7.0 million and $9.8 million, respectively, related to a multiple loan relationship with a South Florida customer, including CRE, owner occupied and commercial loans. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves at the time of its modification. Four residential loans totaling $2.0 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively, included in this loan relationship, were not modified. During the first nine months of 2020, the company charged off $1.9 million against the allowance for loan losses associated with this commercial loan relationship. The Company believes the specific reserves associated with this loan relationship, which total $1.1 million at September 30, 2020, are adequate to cover probable losses given updated collateral values, current facts and circumstances.

The following table shows information about new loans modifications considered TDRs during the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	—	$—	1	$1,936	—	$—	1	$1,936
Single-family residential	—	—	—	—	—	—	1	187
Owner occupied	1	820	2	4,891	1	820	2	4,891
	1	820	3	6,827	1	820	4	7,014
Commercial loans	6	190	1	2,708	6	190	1	2,708
Total (1)	7	$1,010	4	$9,535	7	$1,010	5	$9,722
__________________
(1)During the first nine months of 2020, TDR loans modified that subsequently defaulted within the 12 month of restructuring consisted of a $7.0 million multiple loan relationship with a South Florida customer, including CRE, owner occupied and commercial loans. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves at the time of its modification.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loans by Credit Quality Indicators
Loans by credit quality indicators as of September 30, 2020 and December 31, 2019 are summarized in the following tables:

	September 30, 2020
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,771,416	$16,780	$7,236	$1,798	$—	$1,797,230
Multi-family residential	851,675	—	1,484	—	—	853,159
Land development and construction loans	327,983	7,201	—	—	—	335,184
	2,951,074	23,981	8,720	1,798	—	2,985,573
Single-family residential	586,208	—	11,072	—	—	597,280
Owner occupied	888,747	34,556	14,643	—	—	937,946
	4,426,029	58,537	34,435	1,798	—	4,520,799
Commercial loans	1,118,851	27,111	37,338	13,856	—	1,197,156
Loans to financial institutions and acceptances	16,623	—	—	—	—	16,623
Consumer loans and overdrafts	189,928	—	111	—	—	190,039
	$5,751,431	$85,648	$71,884	$15,654	$—	$5,924,617

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

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion at September 30, 2020 and December 31, 2019. Time deposits in denominations of more than $250,000 amounted to approximately $763 million and $733 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, brokered time deposits amounted to $487 million and $662 million, respectively.

7.Advances from the Federal Home Loan Bank and Other Borrowings
At September 30, 2020 and December 31, 2019, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At September 30, 2020	At December 31, 2019
			(in thousands)
2020	0.44% to 2.35%	Fixed	$—	$135,000
2020	1.73% to 2.03%	Variable	—	150,000
2021	1.75% to 3.08%	Fixed	—	210,000
2022	0.65% to 2.80%	Fixed	50,000	120,000
2023 and after (1)	0.62% to 3.23%	Fixed	1,000,000	620,000
			$1,050,000	$1,235,000

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
_______________
(1)As of September 30, 2020 and December 31, 2019, includes $530 million (fixed interest rates raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

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

8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and due 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of September 30, 2020, these Senior Notes amounted to $58.5 million, net of direct unamortized issuance costs of $1.5 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp.

9. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$—	$—	$26,830	$28,068	1998	8.90%	2028
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$89,080	$92,246
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
10.Derivative Instruments
At September 30, 2020 and December 31, 2019, the fair values of the Company’s derivative instruments were as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$1,824	$301	$—
Interest rate swaps not designated as hedging instruments:
Customers	44,738	—	11,236	527
Third party broker	—	44,738	527	11,236
	44,738	44,738	11,763	11,763
Interest rate caps not designated as hedging instruments:
Customers	—	26	—	46
Third party broker	6	—	33	—
	6	26	33	46
	$44,744	$46,588	$12,097	$11,809
No hedge ineffectiveness gains or losses were recognized on derivatives designated as hedging instruments in the three and nine month periods ended September 30, 2020 and 2019.
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At September 30, 2020 and December 31, 2019, the Company had 68 and 49 interest rate swap contracts with customers, respectively, with a total notional amount of $455.7 million and $405.2 million, respectively. These instruments involve the payment of variable-rate amounts in exchange for the Company receiving fixed-rate amounts over the life of the contract. In addition, at September 30, 2020 and December 31, 2019, the Company had 68 and 49 interest rate swap mirror contracts, respectively, with third party brokers with similar terms.
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of September 30, 2020 and December 31, 2019, the Company had two and three swap participation agreements, respectively, with total notional amounts of approximately $32.0 million and $50.2 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of September 30, 2020 and December 31, 2019, the fair value of swap participation agreements was not significant.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Interest Rate Caps
At September 30, 2020 and December 31, 2019, the Company had 18 and 16 interest rate cap contracts with customers with a total notional amount of $360.9 million and $315.2 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at September 30, 2020 and December 31, 2019, the Company had 11 and 13 interest rate cap mirror contracts, respectively, with various third party brokers with total notional amounts of $184.7 million and $234.1 million, respectively.

11.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements in the 2019 annual report on Form 10-K for more information on the 2018 Equity Plan and stock-based compensation awards for the year ended 2019, including restricted stocks and restricted stock units (“RSUs”).
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the nine months ended September 30, 2020:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	495,131	$13.48
Granted	6,591	15.17
Vested	(433)	13.58
Forfeited	(77,054)	13.45
Non-vested shares at September 30, 2020	424,235	$13.51
The Company recorded compensation expense related to the restricted stock awards of $0.4 million and $1.5 million during the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $4.4 million during the nine months ended September 30, 2020 and 2019, respectively.The total unamortized deferred compensation expense of $1.6 million for all unvested restricted stock outstanding at September 30, 2020 will be recognized over a weighted average period of 1.0 year.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units
The following table shows the activity of RSUs during the nine months ended September 30, 2020:

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
`
The Company recorded compensation expense related to RSUs of $28 thousand and $0.2 million during the three and nine months ended September 30, 2020, respectively. The total unamortized deferred compensation expense of $0.3 million for all unvested stock-settled RSUs outstanding at September 30, 2020 will be recognized over a weighted average period of 0.8 years.

12.Income Taxes
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
The effective combined federal and state tax rates for the nine months ended September 30, 2020 and 2019 were 20.80% and 21.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
13.    Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2020			December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale	$37,353	$(9,132)	$28,221	$9,563	$(2,338)	$7,225
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	4,785	(1,170)	3,615	7,953	(1,944)	$6,009
Total AOCI	$42,138	$(10,302)	$31,836	$17,516	$(4,282)	$13,234
The components of other comprehensive loss/income for the periods presented is summarized as follows:

	Three Months Ended September 30,
	2020			2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$5,062	$(1,238)	$3,824	$9,087	$(2,221)	$6,866
Reclassification adjustment for net gains included in net income	(8,644)	2,113	(6,531)	(906)	221	(685)
	(3,582)	875	(2,707)	8,181	(2,000)	6,181
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(37)	9	(28)	90	(22)	68
Reclassification adjustment for net interest income included in net income	(207)	51	(156)	(370)	90	(280)
	(244)	60	(184)	(280)	68	(212)
Total other comprehensive (loss) income	$(3,826)	$935	$(2,891)	$7,901	$(1,932)	$5,969

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2020			2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$52,794	$(12,907)	$39,887	$49,578	$(12,121)	$37,457
Reclassification adjustment for net gains included in net income	(25,004)	6,113	(18,891)	(1,902)	465	(1,437)
	27,790	(6,794)	20,996	47,676	(11,656)	36,020
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(2,252)	550	(1,702)	75	(18)	57
Reclassification adjustment for net interest income included in net income	(916)	224	(692)	(1,065)	260	(805)
	(3,168)	774	(2,394)	(990)	242	(748)
Total other comprehensive income	$24,622	$(6,020)	$18,602	$46,686	$(11,414)	$35,272

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

14. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of September 30, 2020 and December 31, 2019 were 28,860,423 and 28,927,576, respectively.
b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued as of September 30, 2020 and December 31, 2019 were 13,286,137 and 17,751,053, respectively. As of September 30, 2020 and December 31, 2019, there were 13,286,137 shares and 14,218,596 shares, respectively, of Class B common stock outstanding. As of September 30, 2020, the Company had no shares of Class B common stock held as treasury stock. At December 31, 2019, the Company had 3,532,457 shares of Class B common stock held as treasury stock under the cost method.
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
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $1.7 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $4.7 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2020 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$764,621
Standby letters of credit	12,075
Commercial letters of credit	355
$777,051

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
16.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$735,043	$—	$735,043
Corporate debt securities	—	310,056	—	310,056
U.S. government agency debt securities	—	215,091	—	215,091
Municipal bonds	—	55,020	—	55,020
U.S treasury securities	—	2,514	—	2,514
	—	1,317,724	—	1,317,724
Equity securities with readily determinable fair values not held for trading	—	24,381	—	24,381
Bank owned life insurance	—	216,130	—	216,130
Derivative instruments	—	44,744	—	44,744
	$—	$1,602,979	$—	$1,602,979
Liabilities
Derivative instruments	$—	$46,588	$—	$46,588

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$933,112	$—	$933,112
Corporate debt securities	—	252,836	—	252,836
U.S. government agency debt securities	—	228,397	—	228,397
U.S treasury securities	—	104,236	—	104,236
Municipal bonds	—	50,171	—	50,171
	—	1,568,752	—	1,568,752
Equity securities with readily determinable fair values not held for trading	—	23,848	—	23,848
Bank owned life insurance	—	211,852	—	211,852
Derivative instruments	—	12,097	—	12,097
	$—	$1,816,549	$—	$1,816,549

Liabilities
Derivative instruments	$—	$11,809	$—	$11,809
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$3,001,353	$2,914,257	$2,819,477	$2,721,291
Financial liabilities:
Time deposits	1,767,243	1,794,380	1,745,735	1,759,347
Advances from the FHLB	1,050,000	1,082,595	1,235,000	1,244,515
Senior notes	58,498	61,765	—	—
Junior subordinated debentures	64,178	48,484	92,246	86,738

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) available to common stockholders	$1,702	$11,931	$(10,195)	$37,859
Denominator:		`
Basic weighted average shares outstanding	41,722	42,466	41,875	42,562
Dilutive effect of share-based compensation awards	343	449	—	319
Diluted weighted average shares outstanding	42,065	42,915	41,875	42,881

Basic earnings (loss) per common share	$0.04	$0.28	$(0.24)	$0.89
Diluted earnings (loss) per common share	$0.04	$0.28	$(0.24)	$0.88
As of September 30, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 478,587 and 789,652, respectively. In the three months ended September 30, 2020 and 2019, and in the nine months ended September 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. In the nine months ended September 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect.

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

Cautionary Notice Regarding Forward-Looking Statements
Various of the statements made in this Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, without limitation, future financial and operating results; costs and revenues; economic conditions generally and in our markets and among our customer base; the challenges and uncertainties caused by the COVID-19 pandemic; the measures we have taken in response to the COVID-19 pandemic; our participation in the Paycheck Protection Program (“PPP”); loan demand; changes in the mix of our earning assets and our deposit and wholesale liabilities; net interest income and margin; yields on earning assets; interest rates and yield curves (generally and those applicable to our assets and liabilities); credit quality, including loan performance, non-performing assets, provisions for loan losses, charge-offs, other-than-temporary impairments and collateral values; the effect of redemptions of certain fixed rate trust preferred securities and related junior subordinated debt; rebranding and staff realignment costs and expected savings; market trends; customer preferences and anticipated closures of banking centers in Florida and Texas, as well as statements with respect to our objectives, expectations and intentions and other statements that are not historical facts. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlooks,” “modeled” and other similar words and expressions of the future in this Form 10-Q. These forward-looking statements should be read together with the “Risk Factors” included in our Form 10-Q for the quarter ended June 30, 2020, our Form 10-K and our other reports filed with the SEC. Additionally, these forward-looking statements may not be realized due to a variety of factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, is the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its customers and the global economy and financial markets. The extent of the impact of COVID-19 over the Company and its customers will depend on a number of issues and future developments, which, at this time, are extremely uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact of the pandemic, and the direct and indirect effects that the pandemic and related containment measures may have, among others. You should consider many of the risks listed in our Form 10-Q for the quarter ended June 30, 2020 together with those risks and uncertainties described in “Risk factors” in our Form 10-K and in our other filings with the SEC, as being heightened as a result of the ongoing COVID-19 pandemic.

Additional factors that may cause actual results to deviate significantly from current expectations include but are not limited to:
•the COVID-19 pandemic has significantly impacted economic conditions globally and in the United States, has adversely impacted our business, financial condition and results of operation, and the ultimate impact on our business, financial condition and results of operations, will depend on future developments and other factors that are highly uncertain and will be impacted by the scope, severity and duration of the pandemic and actions taken by governmental authorities in response;
•as a participating lender in the U.S. Small Business Administration (“SBA”) PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties;
•our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;
•operational risks are inherent in our businesses;
•market conditions and economic cyclicality may adversely affect our industry;
•our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions;
•our cost of funds may increase as a result of general economic conditions, interest rates, inflation and competitive pressures;
•many of our loans and our obligations for borrowed money are priced based on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. We are subject to risks that LIBOR will no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes after 2021;
•our derivative instruments may expose us to certain risks;
•our valuation of securities and investments and the determination of the amount of impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition;
•our success depends on our ability to compete effectively in highly competitive markets;
•our success depends on general and local economic conditions where we operate;
•severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business;
•defaults by or deteriorating asset quality of other financial institutions could adversely affect us;
•nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition;
•changes in the real estate markets, including the secondary market for residential mortgage loans, may adversely affect us;

•our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures;
•if our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition;
•mortgage servicing rights, or MSRs, requirements may change and require us to incur additional costs and risks;
•we may be contractually obligated to repurchase mortgage loans we sold to third-parties on terms unfavorable to us;
•our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition;
•liquidity risks could affect operations and jeopardize our financial condition;
•certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace;
•our Venezuelan deposit concentration may lead to conditions in Venezuela adversely affecting our operations;
•our investment advisory and trust businesses could be adversely affected by conditions affecting our Venezuelan customers;
•our brokered deposits and wholesale funding increases our liquidity risk, could increase our interest rate expense and potentially increase our deposit insurance costs;
•technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements;
•potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;
•we may determine that our internal controls and disclosure controls could have deficiencies or weaknesses;
•any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations;
•our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats;
•future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;
•attractive acquisition opportunities may not be available to us in the future;
•certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, Florida law, and U.S. banking laws could have anti-takeover effects by delaying or preventing a change of control that you may favor;

•we may be unable to attract and retain key people to support our business;
•our employees may take excessive risks which could negatively affect our financial condition and business;
•we are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;
•litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;
•we are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected;
•our operations are subject to risk of loss from unfavorable fiscal, monetary and political developments in the U.S. and other countries where we do business;
•changes in accounting rules applicable to banks and financial institutions could adversely affect our financial condition and results of operations;
•the Dodd-Frank Act currently restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies;
•we may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms;
•we will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion;
•the Federal Reserve may require us to commit capital resources to support the Bank;
•we may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions;
•failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act could adversely affect us;
•Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets;
•we adopted a new accounting principle that requires immediate recognition in the statement of income of unrealized changes in the fair value of equity securities, which includes mutual funds, increasing the volatility of our results of operations;
•we changed our brand from “Mercantil” to “Amerant,” which could adversely affect our business and profitability;
•we are incurring incremental costs as a separate, public company;
•as a separate, public company, we spend additional time and resources to comply with rules and regulations that previously did not apply to us;
•our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results;

•certain of our directors may have actual or potential conflicts of interest because of their equity ownership in Mercantil Servicios Financieros, C.A., or the Former Parent, or their positions with the Former Parent and us;
•if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline;
•our stock price may fluctuate significantly;
•a limited market exists for the Company’s shares of Class B common stock on the Nasdaq Global Select Market. An active trading market may not develop or continue for the Company’s shares of Class B common stock, which could adversely affect the market price and market volatility of those shares;
•certain of our existing stockholders could exert significant control over the Company;
•we have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock;
•we expect to issue more Class A common stock in the future which may dilute holders of Class A common stock;
•holders of Class B common stock have limited voting rights. As a result, holders of Class B common stock will have limited ability to influence shareholder decisions;
•our dual classes of common stock may limit investments by investors using index-based strategies;
•we are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors;
•we do not currently intend to pay dividends on our common stock;
•our ability to pay dividends to shareholders in the future is subject to profitability, capital, liquidity and regulatory requirements and these limitations may prevent us from paying dividends in the future;
•we face strategic risks as an independent company and from our history as a part of the Former Parent;
•the fair value of our investment securities can fluctuate due to market conditions out of our control;
•we may not be able to generate sufficient cash to service all of our debt, including the Senior Notes;
•we and Amerant Florida Bancorp Inc., the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes;
•we may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes; and
•the other factors and information in our Form 10-K and in this Form 10-Q and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Form 10-K and our Form 10-Q for the quarter ended June 30, 2020.

Forward-looking statements, including those as to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the Company’s actual results, performance, achievements, or financial condition to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not rely on any forward-looking statements as predictions of future events. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not expect us to update any forward-looking statements, except as required by law. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in our Form 10-K, in our Form 10-Q for the quarter ended June 30, 2020, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered primarily through the Bank and its Amerant Trust, Amerant Investments, and Cayman Bank subsidiaries. The Bank’s three primary markets are South Florida, where we operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area where we have seven banking centers that serve nearby areas of Harris, Montgomery, Fort Bend and Waller counties, and a loan production office (“LPO”) in Dallas, Texas which opened in early 2019, and the greater New York City area, New York, where we also maintain a LPO that focuses on originating commercial real estate (“CRE”) loans.
The Company continues to better align its operating structure and resources with its business activities. As part of these efforts, the Board of Directors approved a voluntary early retirement plan (the “Voluntary Plan”) and an involuntary severance plan (the “Involuntary Plan”) on October 9, 2020. Employees eligible for participation in the Voluntary Plan have 45 days to confirm their participation. Resulting costs and savings will be determined after this point. The Involuntary Plan will affect approximately 37 persons and is expected to cost approximately $1.9 million in one-time termination costs in the fourth quarter of 2020 with estimated annual savings of approximately $5.8 million beginning in 2021. Both plans will be completed by year end.
On October 30, 2020, the Company closed one banking center in Florida and another in Texas. These closures are the result of extensive analyses of the profitability of the Company’s retail banking network and their current and expected individual contributions to achieving the Company’s strategic goals.
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
On March 16, 2020, we activated the Company's well-established Business Continuity Plan, or BCP. The BCP has effectively ensured the Company's resilient platform continues to operate during these extraordinary times, and has allowed us to continue providing the quality of products and services our customers have come to expect. The plan is supported and complemented by a robust business continuity governance framework, life safety program and annual enterprise-wide exercise and training program. The Company’s BCP plan is framed based on industry best practices and regulatory guidelines and is subject to periodic testing and independent audits. On June 3, 2020, the Company started Phase 1 of reintroducing employees working remotely back to the workplace. As a result, banking centers returned to regular business hours, following strict federal, state and local government guidelines supporting the safety of our employees and our customers. In the third quarter of 2020, we began to roll out a new phase of reintroducing an increased number of employees back to the office, excluding those who face challenges related to the COVID-19 pandemic that would prevent them from returning. To support these efforts, we have ramped up safety protocols, including implementing staggered schedules, in an abundance of caution to protect the health and safety of our employees. The Company’s banking centers continue to operate on a regular schedule under strict federal, state and local government safety guidelines. The Company continues to focus on serving customers without interruption, while maintaining a safe environment.

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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill, to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the SBA $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s PPP, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, adding funding to the PPP, was enacted. On July 4, 2020, new legislation was signed into law that extended the availability of loans from June 30, 2020 until August 8, 2020. On August 8, 2020, legislation providing funds through the PPP program expired. As of September 30, 2020, total PPP loans were $223.5 million, representing over 2,000 loans approved. Aproximately 90% of these loans were under $350,000 each and represented approximately 51% of the PPP loan balances.The Company estimates as of September 30, 2020, there were $97.2 million of deposits related to PPP loans primarily funded in the second quarter of 2020.

Loan Loss Reserve and Mitigation Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued in the second and third quarters of 2020. As of September 30, 2020, loans which have been modified under these programs totaled $1.1 billion, or approximately 19.3% of total loans. As of September 30, 2020, $101.2 million, or 1.7% of total loans, were still under the interest-only deferral and/or forbearance period. This includes $76.3 million of loans under a second deferral and $12.6 million under third deferral, which the Company began to selectively offer as additional temporary loan modifications under section 4013, “Temporary Relief from Troubled Debt Restructurings” of the CARES Act, allowing the extension of the deferral and/or forbearance period beyond 180 days. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”). The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted. The following table summarizes the loan balances in these programs as of October 23, 2020, September 30, 2020, June 30, 2020 and May 1, 2020:

Program Detail	October 23, 2020	September 30, 2020	June 30, 2020	May 1, 2020
(in thousands)
90-day payment deferral; interest added to principal balance upon modification and continues to accrue each month	$64,249	$73,400	$349,166	$451,076
90-day interest payment deferral with no escrow payments	4,887	23,049	133,761	441,212
90-day interest payment deferral including escrow payments	2,614	4,748	150,464	196,809
180-day interest payment deferral	—	—	20,973	29,906
	$71,750	$101,197	$654,364	$1,119,003
The Company performed a comprehensive review of its loan exposures by industry to identify those most susceptible to increased credit risk as a result of the COVID-19 pandemic. The Company estimated the outstanding loan portfolio is represented by loans to borrowers in industries, or with collateral values, that are potentially more vulnerable to the financial impact of the pandemic to be approximately 45% at September 30, 2020, compared to 42% at June 30, 2020. The Company estimates approximately 70% of these loans are secured with real estate collateral at September 30, 2020, unchanged from June 30, 2020.
The Company recorded a provision for loan losses of $18.0 million during third quarter of 2020, compared to $48.6 million and $22.0 million in the second and first quarters of 2020, respectively. The Company had released $1.5 million in the third quarter of 2019. The provision for loan losses in the third quarter of 2020 was the lowest recorded in any period this year. This decrease was mainly driven by a significant decline of the estimated allowance for loan losses associated with the COVID-19 pandemic, which dropped to $26.2 million as of September 30, 2020 from $32.9 million at the end of the second quarter of 2020, as well as lower specific reserve requirements related to loan portfolio deterioration.The increase during the second quarter of 2020 compared to the first quarter of 2020 was mainly due to a provision of $28.2 million due to specific reserve requirements as a result of loan portfolio deterioration and downgrades during the second quarter of 2020. In addition, the increase in the provision for loan losses during the second quarter of 2020 included $20.2 million driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors.

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

Risks and Uncertainties
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted and most businesses began to reopen, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. For example, the States of Florida and Texas have seen increases in the cases of COVID-19 during the second quarter and into the third quarter which may prompt state or local governments to reinstate certain measures and restrictions. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time. See—Risk Factors under Part II, Item 1A in this Form 10-Q.
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
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody, and account administrative services and ancillary fees during the contractual period. Our assets under management and custody (“AUM”) accounts totaled $1.76 billion at September 30, 2020, a decrease of $53.0 million from $1.82 billion at December 31, 2019. The decrease was mainly attributable to lower valuations resulting from the global financial impact of the COVID-19 pandemic. This decrease was partially offset by net new assets of $58.9 million in the first nine months of 2020, as the Company’s sales team continued to execute against the Company’s relationship-centric strategy, successfully increasing share of wallet of existing customers and acquiring new customers by leveraging the Company's broad commercial and branch network. The Company remains focused on growing AUM, both domestically and internationally, in efforts to further build up the franchise and strengthen the Company’s fee-driven business.

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
In 2019 and prior periods, we historically provided certain administrative services to the Former Parent’s non-U.S. affiliates under certain administrative and transition service agreements with arms-length terms and pricing. Income from this source was generally based on the direct costs associated with providing the services plus a markup, and reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. For the first nine months of 2019, we were paid approximately $1.0 million for these services. These administrative and transition services ended in 2019, therefore, we earned no fees for these services in 2020. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide, certain shareholder services to us under a service agreement.

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
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During the first nine months of 2020 and 2019, we incurred restructuring expenses of approximately $3.5 million and $4.9 million, respectively. In the first nine months of 2020, restructuring expenses included $1.1 million and $2.5 million of staff reduction costs and digital transformation expenses, respectively ($1.4 million and $3.6 million of staff reduction costs and rebranding costs in the first nine months of 2019, respectively). Restructuring expenses consist of those incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

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

Summary Results
The summary results for the quarter ended September 30, 2020 include the following (See “Selected Financial Information” for an explanation of Non-GAAP Financial Measures Reconciliation):
•Net income of $1.7 million, compared to net income of $11.9 million in the same period of 2019. The decrease in net income compared to the same quarter last year was primarily due to the provision for loan losses recorded in the third quarter of 2020 compared to a reversal of provision for loan losses in the comparable period last year, and lower NII. These results were partially offset by higher non-interest income and lower non-interest expenses. Operating income, which excludes provision for income tax expense or benefit, provision for loan losses or reversals and net gains on securities, decreased to $11.5 million, down 9.8% from $12.8 million in the same period of 2019.
•NII was $45.3 million, down 13.8% from $52.6 million in the same period of 2019. Compared to the third quarter 2019, lower NII in the third quarter of 2020 is attributed to a decline in average yields on interest-earning assets, partially offset by lower deposit and wholesale funding costs. Net interest margin (“NIM”) was 2.39% in the third quarter of 2020, down from 2.80% in the third quarter of 2019.
•Credit quality is sound and reserve coverage remains strong. Balances in loan forbearance programs declined to their lowest point since the start of the COVID-19 pandemic, with most borrowers resuming their scheduled payments. In the third quarter of 2020, loans under interest-only deferral and/or forbearance totaled $101.2 million, down significantly from $1.1 billion at the beginning of April. The Company has only received a limited number of requests for additional payment extensions, which are being carefully evaluated. The ratio of the ALL to total loans was 1.97% as of September 30, 2020, up from 0.93% in the same period in 2019. In the third quarter of 2020, the ratio of net loan charge-offs to average total loans increased to 1.41%, from 0.16% in the third quarter of 2019. Provision for loan losses of $18.0 million in the third quarter 2020, the lowest recorded in any quarter this year, reflects improving credit conditions on higher risk loans to borrowers as economic activity increases.
•Noninterest income was $20.3 million, up 46.7% from $13.8 million in the same period of 2019. The year-over-year increase was largely the result of higher net gains on the sale of securities, in addition to increased brokerage, advisory and fiduciary income, partially offset by lower derivative income and decreased cards, deposits and other service fees. Net gains on sale of debt securities was $8.6 million in the third quarter of 2020 compared to $0.9 million in the same period last year.
•Noninterest expense was $45.5 million, down 13.7% from $52.7 million in the third quarter of 2019. The year-over-year decline resulted mainly from lower salaries and employee benefits, professional and other services fees and other noninterest expenses in the third quarter of 2020. This decline was partially offset by an increase in FDIC assessments and insurance in the third quarter of 2020. Adjusted noninterest expense was $43.7 million in the third quarter of 2020, down 15.2% from $51.5 million in the third quarter of 2019. Adjusted noninterest expense in the third quarter of 2020 excludes $1.8 million in restructuring expenses, compared to $1.3 million in the same period of 2019.
•The efficiency ratio was 69.3% (66.5% adjusted for restructuring expenses) in the third quarter of 2020, compared to 79.4% (77.5% adjusted for restructuring expenses) for the same period of 2019. The year-over-year decline is mainly attributable to the Company’s ongoing transformation and efficiency improvement efforts during the period.

•Total loans were $5.9 billion, up by $180.3 million, or 3.1%, compared to $6.0 billion at December 31, 2019. As of September 30, 2020, PPP loans were $223.5 million, or 3.8% of total loans. Loans modified due to COVID-19 still under forbearance were $101.2 million, or 1.7%% of total loans, as of September 30, 2020. Total deposits were $5.9 billion, up $120.4 million, or 2.1%, compared to December 31, 2019. The Company estimates as of September 30, 2020, there were $97.2 million of deposits related to PPP loans funded in the second quarter of 2020.

•Stockholders’ book value per common share increased to $19.68, up 1.7%, from $19.35 at December 31, 2019. Tangible book value per common share increased to $19.17, up 1.8% from $18.84 at December 31, 2019.

Selected Financial Information
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2020 and 2019 and as of September 30, 2020 and our audited consolidated financial statements as of December 31, 2019. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2020 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	September 30, 2020	December 31, 2019
(in thousands)
Consolidated Balance Sheets
Total assets	$7,977,047	$7,985,399
Total investments	1,468,796	1,739,410
Total gross loans (1)	5,924,617	5,744,339
Allowance for loan losses	116,819	52,223
Total deposits	5,877,546	5,757,143
Advances from the FHLB and other borrowings	1,050,000	1,235,000
Senior notes (2)	58,498	—
Junior subordinated debentures (3)	64,178	92,246
Stockholders' equity	829,533	834,701
Assets under management and custody (4)	1,762,803	1,815,848

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except percentages and per share amounts)
Consolidated Results of Operations
Net interest income	$45,348	$52,600	$140,900	$161,826
Provision for (reversal of) loan losses	18,000	(1,500)	88,620	(2,850)
Noninterest income	20,292	13,836	61,955	41,139
Noninterest expense	45,500	52,737	127,107	157,587
Net income (loss)	1,702	11,931	(10,195)	37,859
Effective income tax rate	20.47%	21.50%	20.80%	21.50%

Common Share Data
Stockholders' book value per common share	$19.68	$19.11	$19.68	$19.11
Tangible stockholders' equity (book value) per common share (5)	$19.17	$18.63	$19.17	$18.63
Basic earnings (loss) per common share	$0.04	$0.28	$(0.24)	$0.89
Diluted earnings (loss) per common share (6)	$0.04	$0.28	$(0.24)	$0.88
Basic weighted average shares outstanding	41,722	42,466	41,875	42,562
Diluted weighted average shares outstanding (6)	42,065	42,915	41,875	42,881

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (7)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM) (8)	2.39%	2.80%	2.49%	2.89%
Net income (loss) / Average total assets (ROA) (9)	0.08%	0.60%	(0.17)%	0.64%
Net income (loss) / Average stockholders' equity (ROE) (10)	0.81%	5.81%	(1.62)%	6.43%

Capital Indicators (%)
Total capital ratio (11)	14.56%	14.77%	14.56%	14.77%
Tier 1 capital ratio (12)	13.30%	13.93%	13.30%	13.93%
Tier 1 leverage ratio (13)	10.52%	11.15%	10.52%	11.15%
Common equity tier 1 capital ratio (CET1) (14)	12.34%	12.57%	12.34%	12.57%
Tangible common equity ratio (15)	10.16%	10.26%	10.16%	10.26%

Asset Quality Indicators (%)
Non-performing assets / Total assets (16)	1.08%	0.42%	1.08%	0.42%
Non-performing loans / Total loans (1) (17)	1.46%	0.57%	1.46%	0.57%
Allowance for loan losses / Total non-performing loans (18)	135.09%	163.42%	135.09%	163.42%
Allowance for loan losses / Total loans (1) (18)	1.97%	0.93%	1.97%	0.93%
Net charge-offs / Average total loans (19)	1.41%	0.16%	0.56%	0.12%

Efficiency Indicators (% except FTE)
Noninterest expense / Average total assets	2.24%	2.64%	2.11%	2.65%
Salaries and employee benefits / Average total assets	1.39%	1.70%	1.31%	1.70%
Other operating expenses/ Average total assets (20)	0.85%	0.95%	0.79%	0.95%
Efficiency ratio (21)	69.32%	79.38%	62.66%	77.64%
Full-Time-Equivalent Employees (FTEs)	807	838	807	838

Adjusted Selected Consolidated Results of Operations and Other Data (5)
Adjusted noninterest expense	$43,654	$51,474	$123,589	$152,655
Adjusted net income (loss)	3,163	12,923	(7,409)	41,731
Operating income	11,540	12,793	49,791	43,476
Adjusted basic earnings (loss) per common share	0.08	0.30	(0.18)	0.98
Adjusted earnings (loss) per diluted common share (6)	0.08	0.30	(0.18)	0.97
Adjusted net income (loss) / Average total assets (Adjusted ROA) (9)	0.16%	0.65%	(0.12)%	0.70%
Adjusted net income (loss) / Average stockholders' equity (Adjusted ROE) (10)	1.51%	6.30%	(1.17)%	7.09%
Adjusted noninterest expense / Average total assets	2.15%	2.58%	2.05%	2.57%
Adjusted salaries and employee benefits / Average total assets	1.36%	1.67%	1.29%	1.68%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Adjusted other operating expenses/ Average total assets (20)	0.79%	0.91%	0.75%	0.89%
Adjusted efficiency ratio (22)	66.51%	77.48%	60.92%	75.21%
__________________
(1)     Total gross loans are net of deferred loan fees and costs.
(2)    During the second quarter of 2020, the Company completed a $60 million offering of Senior Notes with a coupon rate of 5.75%. Senior Notes are presented net of direct issuance cost which is deferred and amortized over 5 years.
(3)    During the nine months ended September 30, 2020, the Company redeemed $26.8 million of its 8.90% trust preferred securities. The Company simultaneously redeemed the junior subordinated debentures associated with these trust preferred securities.
(4)     Assets held for clients in an agency or fiduciary capacity which are not assets of the Company and therefore are not included in the consolidated financial statements.
(5)    This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.
(6) As of September 30, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 478,587 and 789,652, respectively. During the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. During the nine months ended September 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect.
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
(13)     Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of Common Equity Tier 1 (CET 1) capital plus outstanding qualifying trust preferred securities of $62.3 million and $89.1 million at September 30, 2020 and 2019, respectively. See footnote 2 for more information about trust preferred securities redemption transactions in the first quarter of 2020.
(14)     Common Equity Tier 1 (CET 1) capital divided by total risk-weighted assets.
(15)     Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles assets are included in other assets in the Company’s consolidated balance sheets.
(16)     Non-performing assets include all accruing loans past due 90 days or more, all nonaccrual loans, restructured loans that are considered “troubled debt restructurings” or “TDRs”, and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $86.5 million and $32.8 million as of September 30, 2020 and 2019, respectively.
(17)     Non-performing loans include all accruing loans 90 days or more past due, all nonaccrual loans and restructured loans that are considered TDRs. Non-performing loans were $86.5 million and $32.8 million as of September 30, 2020 and 2019, respectively.
(18)     Allowance for loan losses was $116.8 million and $53.6 million as of September 30, 2020 and 2019, respectively. See Note 5 to our audited consolidated financial statements in our Form 10-K and Note 5 to these unaudited interim consolidated financial statements for more details on our impairment models.
(19)     Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses. During the third quater of 2020, the Company charged off $19.3 million against the allowance for loan losses as a result of the deterioration of a commercial loan relationship to a Miami-based U.S. coffee trader. This commercial loans relationship was placed in nonaccrual status in the second quarter of 2020. See “Loan Quality” for more details.
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
We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued into 2020, and the Company’s increases of its allowance for loan losses and net gains on sales of securities in the three and nine months ended September 30, 2020 . While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.
The following table sets forth the Company’s Non-GAAP financial measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Total noninterest expenses	$45,500	$52,737	$127,107	$157,587
Less: restructuring costs (1):
Staff reduction costs	646	450	1,060	1,357
Digital transformation expenses	1,200	—	2,458	—
Rebranding costs	—	813	—	3,575
Total restructuring costs	1,846	1,263	3,518	4,932
Adjusted noninterest expenses	$43,654	$51,474	$123,589	$152,655

Net income (loss)	$1,702	$11,931	$(10,195)	$37,859
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	1,846	1,263	3,518	4,932
Income tax effect	(385)	(271)	(732)	(1,060)
Total after-tax restructuring costs	1,461	992	2,786	3,872
Adjusted net income (loss)	$3,163	$12,923	$(7,409)	$41,731

Net income (loss)	$1,702	$11,931	$(10,195)	$37,859
Plus: income tax expense (benefit)	438	3,268	(2,677)	10,369
Plus: provision for (reversal of) loan losses	18,000	(1,500)	88,620	(2,850)
Less: securities gains, net	8,600	906	25,957	1,902
Operating income	$11,540	$12,793	$49,791	$43,476

Basic earnings (loss) per share	$0.04	$0.28	$(0.24)	$0.89
Plus: after tax impact of restructuring costs	0.04	0.02	0.06	0.09
Total adjusted basic earnings (loss) per common share	$0.08	$0.30	$(0.18)	$0.98

Diluted earnings (loss) per share (2)	$0.04	$0.28	$(0.24)	$0.88
Plus: after tax impact of restructuring costs	0.04	0.02	0.06	0.09
Total adjusted diluted earnings (loss) per common share	$0.08	$0.30	$(0.18)	$0.97

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2020	2019	2020	2019
Net income (loss) / Average total assets (ROA)	0.08%	0.60%	(0.17)%	0.64%
Plus: after tax impact of restructuring costs	0.08%	0.05%	0.05%	0.06%
Adjusted net income (loss) / Average total assets (Adjusted ROA)	0.16%	0.65%	(0.12)%	0.70%

Net income (loss) / Average stockholders' equity (ROE)	0.81%	5.81%	(1.62)%	6.43%
Plus: after tax impact of restructuring costs	0.70%	0.49%	0.45%	0.66%
Adjusted net income (loss) / Average stockholders' equity (Adjusted ROE)	1.51%	6.30%	(1.17)%	7.09%

Noninterest expense / Average total assets	2.24%	2.64%	2.11%	2.65%
Less: impact of restructuring costs	(0.09)%	(0.06)%	(0.06)%	(0.08)%
Adjusted noninterest expense / Average total assets	2.15%	2.58%	2.05%	2.57%

Salaries and employee benefits / Average total assets	1.39%	1.70%	1.31%	1.70%
Less: impact of restructuring costs	(0.03)%	(0.03)%	(0.02)%	(0.02)%
Adjusted salaries and employee benefits / Average total assets	1.36%	1.67%	1.29%	1.68%

Other operating expenses / Average total assets	0.85%	0.95%	0.79%	0.95%
Less: impact of restructuring costs	(0.06)%	(0.04)%	(0.04)%	(0.06)%
Adjusted other operating expenses / Average total assets	0.79%	0.91%	0.75%	0.89%

Efficiency ratio	69.32%	79.38%	62.66%	77.64%
Less: impact of restructuring costs	(2.81)%	(1.90)%	(1.74)%	(2.43)%
Adjusted efficiency ratio	66.51%	77.48%	60.92%	75.21%

Stockholders' equity	$829,533	$825,751	$829,533	$825,751
Less: goodwill and other intangibles	(21,607)	(20,933)	(21,607)	(20,933)
Tangible common stockholders' equity	$807,926	$804,818	$807,926	$804,818
Total assets	$7,977,047	$7,864,260	$7,977,047	$7,864,260
Less: goodwill and other intangibles	(21,607)	(20,933)	(21,607)	(20,933)
Tangible assets	$7,955,440	$7,843,327	$7,955,440	$7,843,327
Common shares outstanding	42,147	43,205	42,147	43,205
Tangible common equity ratio	10.16%	10.26%	10.16%	10.26%
Stockholders' book value per common share	$19.68	$19.11	$19.68	$19.11
Tangible stockholders' book value per common share	$19.17	$18.63	$19.17	$18.63
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
(2) As of September 30, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 478,587 and 789,652, respectively. During the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. During the nine months ended September 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2020 and 2019

Net income (loss)
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2020	2019	2020 vs 2019		2020	2019	2020 vs 2019
Net interest income	$45,348	$52,600	$(7,252)	(13.8)%	$140,900	$161,826	$(20,926)	(12.9)%
Provision for (reversal of) loan losses	18,000	(1,500)	19,500	N/M	88,620	(2,850)	91,470	N/M
Net interest income after provision for (reversal of) loan losses	27,348	54,100	(26,752)	(49.5)%	52,280	164,676	(112,396)	(68.3)%
Noninterest income	20,292	13,836	6,456	46.7%	61,955	41,139	20,816	50.6%
Noninterest expense	45,500	52,737	(7,237)	(13.7)%	127,107	157,587	(30,480)	(19.3)%
Income (loss) before income tax	2,140	15,199	(13,059)	(85.9)%	(12,872)	48,228	(61,100)	(126.7)%
Income tax (expense) benefit	(438)	(3,268)	2,830	(86.6)%	2,677	(10,369)	13,046	(125.8)%
Net income (loss)	$1,702	$11,931	$(10,229)	(85.7)%	$(10,195)	$37,859	$(48,054)	(126.9)%
Basic earnings (loss) per common share	$0.04	$0.28	$(0.24)	(85.7)%	$(0.24)	$0.89	$(1.13)	(127.0)%
Diluted earnings (loss) per common share (1)	$0.04	$0.28	$(0.24)	(85.7)%	$(0.24)	$0.88	$(1.12)	(127.3)%
__________________
(1)    At September 30, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 478,757 and 789,652, respectively, mainly related to the Company’s IPO in 2018. See Note 17 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock and restricted stock units on earnings per share for the three and nine month periods ended September 30, 2020 and 2019.
N/M Means not meaningful

Three Months Ended September 30, 2020 and 2019
In the third quarter of 2020, we reported a net income of $1.7 million, or $0.04 earnings per diluted share, compared to a net income of $11.9 million, or $0.28 earnings per diluted share, in the same quarter of 2019. The decrease of $10.2 million, or 85.7%, in net income was mainly the result of: (i) the $18.0 million provision for loan losses in the third quarter of 2020, primarily due to the estimated probable losses reflecting deterioration of our loan portfolio due to the COVID-19 pandemic and specific reserves requirements on a commercial loan relationship, and (ii) lower net interest income. This was partially offset by: (i) lower noninterest expenses mainly due to lower salaries and employee benefits, lower other operating expenses and lower professional and other services fees, and (ii) higher noninterest income driven by $8.6 million of net gains on the sale of debt securities recognized in the third quarter of 2020 and higher brokerage, advisory and fiduciary fees.
Net interest income declined to $45.3 million in the three months ended September 30, 2020 from $52.6 million in the three months ended September 30, 2019. The decrease of $7.3 million, or 13.8%, was primarily due to a decline in average yields on interest-earning assets. This was partially offset by lower deposit and lower wholesale funding costs and higher average interest-earning asset balances.

Noninterest income increased to $20.3 million in the three months ended September 30, 2020 from $13.8 million in the three months ended September 30, 2019. The increase of $6.5 million, or 46.7%, is mainly due to $8.6 million of net gains on the sale of debt securities recognized in the third quarter of 2020, and higher brokerage, advisory and fiduciary fees. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees and (iii) lower other noninterest income.
Noninterest expenses decreased to $45.5 million in the three months ended September 30, 2020 from $52.7 million in the three months ended September 30, 2019. The decrease of $7.2 million, or 13.7%, is primarily driven by: (i) lower salaries and employee benefits due to lower incentives associated with variable and long-term bonus programs, staff reductions in 2019 and 2018 and lower stock-based compensation expense, (ii) lower other operating expenses mainly due to lower marketing expenses and (iii) lower professional and other services fees. This was partially offset by higher FDIC assessments and insurance expenses in the third quarter of 2020 compared to the same period last year.
In the three months ended September 30, 2020 and 2019, noninterest expense included $1.8 million and $1.3 million, respectively, in restructuring costs, consisting primarily of staff reduction costs and digital transformation expenses in the three months ended September 30, 2020, and staff reduction and rebranding costs in the three months ended September 30, 2019. The Company did not implement any staffing changes in the three months ended September 30, 2020 related to the COVID-19 pandemic.

Adjusted net income for the three months ended September 30, 2020 was $3.2 million compared to an adjusted net income of $12.9 million in the three months ended September 30, 2019. Adjusted net income excludes restructuring costs of $1.8 million and $1.3 million in the three months ended September 30, 2020 and 2019, respectively. Operating income decreased to $11.5 million in the three months ended September 30, 2020 compared to $12.8 million in the three months ended September 30, 2019. Operating income excludes provisions for loan losses or reversals, net gains on securities and income tax expense or benefit. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Nine Months Ended September 30, 2020 and 2019
In the first nine months of 2020, we reported a net loss of $10.2 million, or $0.24 loss per share, compared to net income of $37.9 million, or $0.88 earnings per diluted share, in the same period of 2019. The decrease of $48.1 million, or 126.9%, in net income was mainly the result of: (i) the $88.6 million provision for loan losses in the first nine months of 2020, primarily due to the estimated probable losses reflecting deterioration of our loan portfolio due to the COVID-19 pandemic and specific reserves requirements on a commercial loan relationship, and (ii) lower net interest income. This was partially offset by: (i) lower noninterest expenses mainly due to lower salaries and employee benefits and lower other operating expenses, and (ii) higher noninterest income driven by an increase of $23.5 million in net gains on the sale of securities recognized in the first nine months of 2020 compared to 2019, and higher income from brokerage, advisory and fiduciary activities.
Net interest income declined to $140.9 million in the nine months ended September 30, 2020 from $161.8 million in the nine months ended September 30, 2019. The decrease of $20.9 million, or 12.9%, was primarily due to a decline in average yields on interest-earning assets. This was partially offset by a decline in the average rate paid on total interest bearing liabilities, including total deposits, FHLB advances and trust preferred securities, and higher earning assets average balances. The decrease in average rates paid on total interest bearing liabilities was partially offset by an increase in the average balance of time deposits.
Noninterest income increased $20.8 million, or 50.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, mainly due to an increase of $23.5 million in net gains on the sale of securities in the first nine months of 2020 compared to the same period last year, and higher brokerage, advisory and fiduciary fees. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees; (iii) the absence of data processing and fees for other services previously provided to the Former Parent and its affiliates, and (iv) the absence of the $0.6 million gain on early extinguishment of FHLB advances in the first nine months of 2019.
Noninterest expenses decreased $30.5 million, or 19.3%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by: (i) lower salaries and employee benefits, mainly driven by staff reductions in 2018 and 2019 and lower stock-based compensation expense, the deferral of $7.8 million of expenses directly related to origination of loans under the PPP program in accordance with GAAP, and lower incentives associated with variable and long-term bonus programs and (ii) lower other operating expenses mainly due to lower marketing expenses. In the nine months ended September 30, 2020 and 2019, noninterest expense included $3.5 million and $4.9 million, respectively, in restructuring costs, consisting primarily of staff reduction costs and digital transformation expenses in the nine months ended September 30, 2020, and staff reduction and rebranding costs in the nine months ended September 30, 2019. The Company did not implement any staffing changes in the nine months ended September 30, 2020 related to the COVID-19 pandemic.
Adjusted net loss for the nine months ended September 30, 2020 was $7.4 million compared to an adjusted net income of $41.7 million in the same period of 2019. Adjusted net loss/income excludes restructuring costs of $3.5 million and $4.9 million in the nine months ended September 30, 2020 and 2019, respectively. Operating income was $49.8 million for the nine months ended September 30, 2020, up 14.5% from $43.5 million in the same period of 2019. Operating income excludes provisions for loan losses or reversals, net gains on securities and income tax expense or benefit. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.

Net interest income
Three Months Ended September 30, 2020 and 2019
In the three months ended September 30, 2020, we earned $45.3 million of net interest income, a decline of $7.3 million, or 13.8%, from $52.6 million in the same period of 2019. The decrease in net interest income was primarily driven by a 91 basis point decline in the average yield on interest-earning assets mainly due to lower market rates on variable-rate loans as a result of the Federal Reserve rate reductions and cuts, including the emergency rate cuts in March 2020 and the declines in the benchmark interest rate in the second half of 2019. These results were partially offset by: (i) a decrease of 57 basis points in average rates paid on total interest bearing liabilities mainly driven by lower costs of deposits and FHLB advances as well as lower interest expense due to the redemption of trust preferred securities in the third quarter of 2019 and first quarter of 2020 and (ii) a 1.5% increase in the average balance of interest-earning assets mainly due to higher loan balances and higher cash balances at the Federal Reserve. Net interest margin was 2.39% in the three months ended September 30, 2020, a decrease of 41 basis points from 2.80% in the three months ended September 30, 2019.
While the ongoing low-interest rate environment and potential runoff of the Company’s low-cost foreign deposits will continue to pressure NII and NIM, the Company continues to take decisive actions to manage these headwinds. Specifically, in the third quarter of 2020, we continued to aggressively reprice deposits and seek lower-rate alternatives to replace brokered CDs, actively implement floor rates in the loan portfolio, assess risk and increase spreads during extensions and renewals in order to optimize yields, maximize high-yield investments consisting primarily of financial institutions subordinated debt, as well as seek to reduce asset sensitivity via duration.. Importantly, in April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances, resulting in 26 bps of annual savings for this portfolio representing an estimated $2.4 million of cost savings for the remainder of 2020. See — Capital Resources and Liquidity Management for detailed information. The Company will continue to take steps to mitigate the current interest rate environment and continued runoff of foreign deposits.

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
Interest Income. Total interest income was $61.9 million in the three months ended September 30, 2020, compared to $78.2 million for the same period of 2019. The $16.3 million, or 20.8%, decline in total interest income was primarily due to a decline in yields of interest-earning assets as result of the aforementioned Federal Reserve rate reductions and cuts. This was partially offset by higher average balances of interest-earning assets driven by higher loan balances mainly due to PPP loans primarily originated in the second quarter of 2020, and higher cash balances at the Federal Reserve. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the three months ended September 30, 2020 was $52.7 million compared to $66.1 million for the comparable period of 2019. The $13.4 million, or 20.2%, decrease was primarily due to a 100 basis point decline in average yields. The decline in average yields is mainly the result of lower average market rates on variable-rate loans. This was partially offset by an increase of 2.0% in the average balance of loans in the third quarter of 2020 over the same period in 2019, mainly attributable to the PPP loans primarily originated in the second quarter of 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale debt securities decreased $1.6 million, or 16.4%, to $8.1 million in the three months ended September 30, 2020 compared to $9.7 million in the same period of 2019. This was mainly due to a 33 basis point decline in the average yields. In addition, in the third quarter of 2020, average balances declined $63.1 million, or 4.29%, compared to the same quarter last year.In the third and second of quarters 2020, prepayments on mortgage-related securities remained stable following a surge in expected prepayments during the first quarter of 2020. During the third quarter of 2020, the Company purchased $70.1 million in higher yielding corporate securities, mainly financial institutions subordinated debt. As of the end of the third quarter of 2020, floating rate investments represented 13.3% of our portfolio in line with 13.6% in the year ago period. As of September 30, 2020, corporate debt securities comprised 23.5% of the available-for-sale portfolio, up from 15.5% year-over-year.
Interest Expense. Interest expense on total interest-bearing liabilities decreased $9.0 million, or 35.3%, to $16.6 million in the three months ended September 30, 2020 compared to $25.6 million in the same period of 2019, primarily due to lower cost of deposits and FHLB advances, as well as lower interest expense due to the aforementioned redemptions of trust preferred securities in 2019 and the first quarter of 2020. These results were partially offset by higher average time deposits balances and the interest expense associated with Senior Notes issued in the second quarter of 2020.

Interest expense on deposits decreased to $12.2 million in the three months ended September 30, 2020 compared to $17.6 million for the same period of 2019. The $5.4 million, or 30.4%, decrease was primarily due to a 43 basis point decline in the average rates paid on deposits, partially offset by higher average total deposits, primarily time deposits and interest bearing demand deposit accounts. Average total time deposits increased by $41.8 million, or 1.8%, mainly as a result of our efforts to capture online deposits. Average online deposits increased by $129.1 million, or 134.5%, to $225.1 million in the third quarter of 2020 compared to $96.0 million in the third quarter of 2019. Average total checking and savings account balances increased by $21.3 million, or 0.8%, in the quarter of 2020 compared to the same period in 2019, mainly due to by higher average total domestic checking and savings account balances. The increase in average total checking and savings account was partially offset a decline of $81.3 million, or 3.9%, in the average balance of international accounts. The decline in average international accounts includes a decrease of $110.9 million, or 6.2%, in personal accounts partially offset by an increase of $29.6 million, or 9.1%, in commercial accounts. The overall decline in average balance of international commercial and personal accounts is primarily due to the continued utilization of deposits from our Venezuelan customers to fund everyday expenses, as challenging conditions in their country persist. In the third quarter of 2020, the pace of utilization of deposits from Venezuelan residents declined compared to the same quarter one year ago, mainly attributable to lower economic activity in Venezuela as a result of health measures implemented in the country due to the COVID-19 Pandemic.

In the third quarter of 2020, the Company continued to proactively reprice customer time and relationship money market deposits at lower rates and chose not to replace higher-cost maturing brokered deposits. During the third quarter of 2020, the Company saved $1.0 million in interest expense primarily due to the renewal of higher-cost maturing customer CDs with an average rate drop of 26 bps from the second quarter of 2020. As of September 30, 2020, the Company has a meaningful $884 million of time deposits maturing in the next six months. The Company expects to reprice these CDs at lower market rates upon maturity over the next two quarters bringing down the average cost of CDs by approximately 50bps, helping offset ongoing pressure on margin from soft yields on assets.

Interest expense on FHLB advances and other borrowings decreased by $3.4 million, or 54.9%, in the three months ended September 30, 2020 compared to the same period of 2019, mainly as a result of a decrease of 109 basis points in the average rate paid on these borrowings. This reduction in rates, includes the effect of the aforementioned $420 million in FHLB advances restructuring at the beginning of the second quarter of 2020. In addition, there was a decline of $98.7 million, or 8.6%, in the average balance outstanding in the three months ended September 30, 2020 compared to the same period in 2019.
Interest expense on junior subordinated debentures decreased by $1.2 million, or 68.1%, in the three months ended September 30, 2020 compared to the same period last year, mainly driven by a decline of $42.7 million, or 40.0%, in the average balance outstanding in connection with the redemption of trust preferred securities issued by the Capital Trust III, Statutory Trust II, and Capital Trust I and related subordinated debt, previously discussed.
During the second quarter of 2020, we completed a $60.0 million offering of Senior Notes with a fixed-rate coupon of 5.75%. During the third quarter of 2020, interest expense on these Senior notes totaled $0.9 million compared to none in the year ago period. See “—Capital Resources and Liquidity Management” for detailed information.

Nine Months Ended September 30, 2020 and 2019
In the nine months ended September 30, 2020, we earned $140.9 million of net interest income, a decline of $20.9 million, or 12.9%, from $161.8 million in the same period of 2019. The decrease in net interest income was primarily driven by a 76 basis point decline in the average yield on interest-earning assets resulting from the Federal Reserve rate reductions and cuts, including the emergency rate cuts in March 2020 and the declines in the benchmark interest rate in the second half of 2019. These results were partially offset by: (i) a decrease of 40 basis points in average rates paid on total interest bearing liabilities mainly driven by lower costs of total deposits and FHLB advances, as well as lower interest expense due to the redemption of trust preferred securities in the third quarter of 2019 and first quarter of 2020 and (ii) a 1.02% increase in the average balance of interest-earning assets mainly due to higher loan balances and higher cash balances at the Federal Reserve. The decrease in average rates paid on total interest bearing liabilities was partially offset by an increase in the average balance of time deposits and the expense associated with the Senior Notes issued in the second quarter of 2020. Net interest margin decreased 40 basis points to 2.49% in the three months ended September 30, 2020 from 2.89% in the three months ended September 30, 2019.
Interest Income. Total interest income was $197.4 million in the three months ended September 30, 2020, compared to $237.7 million for the same period of 2019. The $40.3 million, or 17.0%, decline in total interest income was primarily due to a decline in yields of interest-earning assets as result of the aforementioned Federal Reserve rate reductions and cuts. This was partially offset by higher average balances of interest-earning assets driven by higher loan balances and higher cash balances at the Federal Reserve. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the nine months ended September 30, 2020 was $166.0 million compared to $199.6 million for the comparable period of 2019. The $33.6 million, or 16.8%, decrease was primarily due to a 81 basis point decline in average yields. The decline in average yields is mainly the result of lower average market rates on variable-rate loans.This was partially offset by a $16.7 million, or 0.3%, increase in the average balance of loans in the first nine months of 2020 over the same period in 2019, mainly as a result of PPP loans primarily originated in the second quarter of 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the available for sale debt securities portfolio decreased $3.7 million, or 12.2%, to $26.9 million in the nine months ended September 30, 2020 compared to $30.6 million in the same period of 2019. This was mainly due to a 34 basis point decline in the average yields, which includes the effect of the aforementioned surge in prepayments on mortgage-related securities in the first quarter of 2020. During the first nine months of 2020, the Company purchased $247.3 million in higher yielding corporate securities, including $124.6 million in financial institutions subordinated debt.
Interest Expense. Interest expense on total interest-bearing liabilities decreased $19.4 million, or 25.6%, to $56.5 million in the nine months ended September 30, 2020 compared to $75.9 million in the same period of 2019, primarily due to lower cost of FHLB advances and deposits, lower interest expense due to the aforementioned redemptions of trust preferred securities, and lower average balances of total interest-bearing liabilities. The decreases in average rates paid and average balances of total interest bearing liabilities was partially offset by an increase in the average balance of time deposits and the Senior Notes issued in the second quarter of 2020.

Interest expense on deposits decreased to $43.2 million in the nine months ended September 30, 2020 compared to $51.2 million for the same period of 2019. The $8.0 million, or 15.6%, decrease was primarily due to a 20 basis point decline in the average rates paid on deposits and lower average total deposits. Lower average total deposits include lower checking and savings account balances partially offset by higher time deposits. Average total time deposits increased by $83.5 million, or 3.5%, mainly as a result of our efforts to capture online deposits. Average online deposits increased by $127.7 million, or 162.6%, to $206.2 million in the first nine months of 2020 compared to $78.5 million in the same period in 2019. Average total checking and savings account balances for the first nine months of 2020 decreased year-on-year by $135.1 million, or 5.0%, primarily due to a decline of $202.8 million, or 9.2%, in the average balance of international accounts, partially offset by higher average domestic customer deposits. The decline in average international accounts includes a decrease of $210.9 million, or 11.3%, in personal accounts partially offset by an increase of $8.0 million, or 2.4%, in commercial accounts. The overall decline in average balance of international commercial and personal accounts is primarily due to the continued utilization of deposits from our Venezuelan customers to fund everyday expenses, as challenging conditions in their country persist. In the first nine months of 2020, the pace of utilization of deposits from Venezuelan residents declined compared to the same period one year ago, mainly attributable to lower economic activity in Venezuela as a result of health measures implemented in the country due to the COVID-19 Pandemic.
Interest expense on FHLB advances and other borrowings decreased by $8.4 million, or 44.8%, in the nine months ended September 30, 2020 compared to the same period of 2019, mainly as a result of a decrease of 104 basis points in the average rate paid on these borrowings. This reduction in rates, includes the effect of the aforementioned $420 million in FHLB advances restructuring at the beginning of the second quarter of 2020. These results were partially offset by an increase of $28.4 million, or 2.6% in the average balance outstanding compared to the previous year. In addition, in 2019 the Company terminated interest rate swaps that had been designated as cash flow hedges to manage interest rate exposure on FHLB advances. As a result, the Company recorded a credit of approximately $1.0 million against interest expense on FHLB advances in the first nine months of 2020 ($0.9 million in the first nine months of 2019) and expects to record a credit of approximately $0.3 million in the rest of 2020. See “—Capital Resources and Liquidity Management” for detailed information.
Interest expense on junior subordinated debentures decreased by $4.0 million, or 67.7%, in the nine months ended September 30, 2020 compared to the same period last year, mainly driven by a decline of $47.2 million, or 41.3%, in the average balance outstanding in connection with the redemption of the trust preferred securities issued by Capital Trust III, Statutory Trust II, and Capital Trust I and related subordinated debt, previously discussed.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2020 and 2019. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,768,471	$52,736	3.64%	$5,656,469	$66,118	4.64%
Debt securities available for sale (2)	1,409,768	8,096	2.28%	1,472,884	9,681	2.61%
Debt securities held to maturity (3)	63,844	324	2.02%	79,820	436	2.17%
Equity securities with readily determinable fair value not held for trading (4)	24,447	103	1.68%	23,856	137	2.28%
Federal Reserve Bank and FHLB stock	64,998	597	3.65%	68,825	1,071	6.17%
Deposits with banks	225,320	61	0.11%	142,583	761	2.12%
Total interest-earning assets	7,556,848	61,917	3.26%	7,444,437	78,204	4.17%
Total non-interest-earning assets less allowance for loan losses	526,065			472,967
Total assets	$8,082,913			$7,917,404

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,193,920	$97	0.03%	$1,141,788	$191	0.07%
Money market	1,154,795	1,190	0.41%	1,152,700	4,109	1.41%
Savings	321,657	88	0.11%	354,554	16	0.02%
Total checking and saving accounts	2,670,372	1,375	0.20%	2,649,042	4,316	0.65%
Time deposits	2,367,534	10,874	1.83%	2,325,695	13,284	2.27%
Total deposits	5,037,906	12,249	0.97%	4,974,737	17,600	1.40%
Securities sold under agreements to repurchase	—	—	—%	378	3	3.15%
Advances from the FHLB and other borrowings (5)	1,050,000	2,820	1.07%	1,148,739	6,253	2.16%
Senior notes	58,460	942	6.41%	—	—	—%
Junior subordinated debentures	64,178	558	3.46%	106,899	1,748	6.49%
Total interest-bearing liabilities	6,210,544	16,569	1.06%	6,230,753	25,604	1.63%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	936,349			802,274
Accounts payable, accrued liabilities and other liabilities	102,864			70,214
Total non-interest-bearing liabilities	1,039,213			872,488
Total liabilities	7,249,757			7,103,241
Stockholders’ equity	833,156			814,163
Total liabilities and stockholders' equity	$8,082,913			$7,917,404
Excess of average interest-earning assets over average interest-bearing liabilities	$1,346,304			$1,213,684
Net interest income		$45,348			$52,600
Net interest rate spread			2.20%			2.54%
Net interest margin (6)			2.39%			2.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.68%			119.48%

	Nine Months Ended September 30,
	2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,685,187	$166,007	3.90%	$5,668,493	$199,641	4.71%
Debt securities available for sale (2)	1,501,200	26,876	2.39%	1,501,223	30,605	2.73%
Debt securities held to maturity (3)	68,169	1,032	2.02%	82,370	1,527	2.48%
Equity securities with readily determinable fair value not held for trading (4)	24,268	355	1.95%	23,510	418	2.38%
Federal Reserve Bank and FHLB stock	68,650	2,550	4.96%	67,387	3,242	6.43%
Deposits with banks	204,269	579	0.38%	132,617	2,304	2.32%
Total interest-earning assets	7,551,743	197,399	3.49%	7,475,600	237,737	4.25%
Total non-interest-earning assets less allowance for loan losses	508,863			473,146
Total assets	$8,060,606			$7,948,746

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,132,553	$336	0.04%	$1,203,449	$766	0.09%
Money market	1,134,627	5,960	0.70%	1,151,444	11,823	1.37%
Savings	321,661	153	0.06%	369,067	49	0.02%
Total checking and saving accounts	2,588,841	6,449	0.33%	2,723,960	12,638	0.62%
Time deposits	2,437,353	36,764	2.01%	2,353,866	38,577	2.19%
Total deposits	5,026,194	43,213	1.15%	5,077,826	51,215	1.35%
Securities sold under agreements to repurchase	158	—	—%	127	3	3.16%
Advances from the FHLB and other borrowings (5)	1,135,931	10,342	1.22%	1,107,531	18,750	2.26%
Senior notes	21,334	1,026	6.42%	—	—	—%
Junior subordinated debentures	67,149	1,918	3.82%	114,332	5,943	6.95%
Total interest-bearing liabilities	6,250,766	56,499	1.21%	6,299,816	75,911	1.61%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	867,527			792,107
Accounts payable, accrued liabilities and other liabilities	99,510			69,652
Total non-interest-bearing liabilities	967,037			861,759
Total liabilities	7,217,803			7,161,575
Stockholders’ equity	842,803			787,171
Total liabilities and stockholders' equity	$8,060,606			$7,948,746
Excess of average interest-earning assets over average interest-bearing liabilities	$1,300,977			$1,175,784
Net interest income		$140,900			$161,826
Net interest rate spread			2.28%			2.64%
Net interest margin (6)			2.49%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.81%			118.66%
___________
(1)    Average non-performing loans of $84.4 million and $32.5 million for the three months ended September 30, 2020 and 2019, respectively, and $55.9 million and $25.6 million for the nine months ended September 30, 2020, and 2019, respectively, are included in the average loan portfolio, net. Interest income that would have been recognized on these non-performing loans totaled $1.0 million and $0.3 million in the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $1.1 million in the nine months ended September 30, 2020 and 2019, respectively.
(2)    Includes nontaxable securities with average balances of $56.0 million and $66.5 million for the three months ended September 30, 2020 and 2019, respectively, and $55.9 million and $115.5 million for the nine months ended September 30, 2020, and 2019, respectively. The tax equivalent yield for these nontaxable securities for the three months ended September 30, 2020 and 2019 was 3.59% and 3.92%, respectively, and 3.74% and 4.01% for the nine months ended September 30, 2020, and 2019, respectively. In 2020 and 2019, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(3) Includes nontaxable securities with average balances of $63.8 million and $79.8 million for the three months ended September 30, 2020 and 2019, respectively, and $68.2 million and $82.4 million for the nine months ended September 30, 2020 and 2019, respectively. The tax equivalent yield for these nontaxable securities for the three months ended September 30, 2020 and 2019 was 2.55% and 2.74%, respectively, and 2.56% and 3.14% for the nine months ended September 30, 2020, and 2019, respectively. In 2020 and 2019, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(4)    The Company adopted ASU 2016-01 on December 31, 2019. Prior to December 31, 2019, equity securities with readily determinable fair value not held for trading, which consists of mutual funds, were included as part of available for sale securities. Average balances for the three and nine month periods ended September 30, 2019 are shown separately for comparative purposes.
(5)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(6)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands)
Balance at the beginning of the period	$119,652	$57,404	$52,223	$61,762

Charge-offs
Domestic Loans:
Real estate loans
Single-family residential	(24)	(2)	(24)	(89)
Owner occupied	—	—	(27)	—
	(24)	(2)	(51)	(89)
Commercial	(20,910)	(907)	(24,059)	(2,773)
Consumer and others	(111)	(96)	(377)	(415)
	(21,045)	(1,005)	(24,487)	(3,277)

International Loans (1):
Commercial	—	—	(34)	(61)
Consumer and others	(4)	(1,661)	(262)	(2,961)
	(4)	(1,661)	(296)	(3,022)
Total Charge-offs	$(21,049)	$(2,666)	$(24,783)	$(6,299)

Recoveries
Domestic Loans:
Real estate loans
Single-family residential	27	56	97	199
Owner occupied	—	—	—	2
	27	56	97	201
Commercial	123	58	234	238
Consumer and others	19	4	38	11
	169	118	369	450

International Loans (1):
Commercial	—	132	124	360
Consumer and others	47	152	266	217
	47	284	390	577
Total Recoveries	$216	$402	$759	$1,027

Net charge-offs	(20,833)	(2,264)	(24,024)	(5,272)
Provision for (reversal of) loan losses	18,000	(1,500)	88,620	(2,850)
Balance at the end of the period	$116,819	$53,640	$116,819	$53,640
__________________
(1)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands)
Venezuela	$4	$1,491	$242	$2,532
Other countries	—	170	20	429
Total charge offs	$4	$1,661	$262	$2,961
Three Months Ended September 30, 2020 and 2019
During the three months ended September 30, 2020, charge-offs increased by $18.4 million, or 689.5%, compared to the same period of the prior year. In the third quarter of 2020, the Company charged off $19.3 million related to certain loan arrangements with a Miami-based U.S. coffee trader (“the Coffee Trader”) which had deteriorated and reserved in the second quarter of 2020. The ratio of net charge-offs over the average total loan portfolio during the three months ended September 30, 2020 increased 125 basis point to 1.41% from 0.16% in the same quarter in 2019.
The Company recorded a provision for loan losses of $18.0 million during the third quarter of 2020, compared to a reversal of loan losses of $1.5 million in the third quarter of 2019. The provision for loan losses during the third quarter of 2020 includes: (i) a provision of $12.2 million driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors and (ii) $5.8 million from a specific reserve requirement related to the Miami-based U.S. Coffee Trader loan relationship.

As of September 30, 2020, the loan relationship with the Coffee Trader had an outstanding balance of approximately $19.6 million compared to $39.8 million as of June 30, 2020, as a result of the aforementioned $19.3 million charged off and a partial paydown of approximately $0.9 million. Based on the evaluation of additional information from the assignee leading the liquidation procedure for the Coffee Trader, management of the Bank and the Company considered it necessary and prudent to increase the specific reserve on these loans by an additional $5.8 million in the third quarter of 2020. The Company maintains a specific loan loss reserve of $6.5 million as of September 30, 2020, compared to $20.0 million as of June 30, 2020 on this relationship. We continue to closely monitor the liquidation process and, as more information becomes available, management may decide to increase or decrease the loan loss reserve for this indebtedness.

While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. Importantly, while the Company continues to offer customized temporary loan payment relief options, including interest-only payments and forbearance options, which are not considered TDRs, it will continue to assess its willingness to offer such programs over time.

The concentration of the loan portfolio remains stable compared to December 31, 2019. As of September 30, 2020, the outstanding loan portfolio that was tied to industries, or with collateral values, that are potentially more vulnerable to the financial impact of the COVID-19 pandemic was approximately 45%, flat from June 30, 2020. Approximately 70% of these loans are secured with real estate collateral, flat from June 30, 2020. Except for loans to the real estate industry, the loan portfolio remains well diversified with the highest industry concentration representing 10.4% of total loans, down from 11.0% as of June 30, 2020. At September 30, 2020, the Company’s CRE loan portfolio represented 50.4% of total loans, up slightly from 50.2% at June 30, 2020. These loans had an estimated weighted average Loan to Value (LTV) of 60% and an estimated weighted average Debt Service Coverage Ratio (DSCR) of 1.7x at September 30, 2020. Importantly, CRE loans to top tier customers, which are those considered to have the greatest strength and credit quality, represented approximately 43% of the CRE loan portfolio at that date, up slightly from 42% in the second quarter as credit quality continues to improve amongst the customer base.

Nine Months Ended September 30, 2020 and 2019
During the nine months ended September 30, 2020, charge-offs increased by $18.5 million, or 293.4%, compared to the same period of the prior year. Charge-offs during the first nine months of 2020 included: (i) a $19.3 million charge off related to the Coffee Trader; (ii) $1.9 million on a commercial loan to a South Florida food wholesale borrower disclosed in previous quarters; (iii) $1.4 million related to two unsecured commercial loans and (iv) $0.4 million related to multiple credit cards due to the discontinuation of the Company’s credit card products. The aforementioned $0.4 million in credit card charge-offs had already been reserved and the Company did not experience any unanticipated losses during the first nine months of 2020. The ratio of net charge-offs over the average total loan portfolio during the nine months ended September 30, 2020, increased 44 basis point to 0.56% from 0.12% compared to the same period in 2019.
The Company recorded a provision for loan losses of $88.6 million during the first nine months of 2020, compared to a reversal of loan losses of $2.9 million in the first nine months of 2019. The increase in provision during the first nine months of 2020 was mainly driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors. In addition, the increase in provision during the first nine months of 2020 includes specific reserves as a result of loan portfolio deterioration and downgrades during the period. These specific reserves requirements include: (i) $25.8 million related to the aforementioned Coffee Trader loan relationship; (ii) $6.6 million related to a commercial loan to a food wholesaler in the cruise industry, and (iii) $5.5 million related to a commercial loan to a building contractor.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended September 30,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$3,937	19.4%	$4,366	31.6%	$(429)	(9.8)%
Brokerage, advisory and fiduciary activities	4,272	21.1%	3,647	26.4%	625	17.1%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,437	7.1%	1,449	10.5%	(12)	(0.8)%
Securities gains, net (2)	8,600	42.4%	906	6.6%	7,694	N/M
Cards and trade finance servicing fees	345	1.7%	1,034	7.5%	(689)	(66.6)%
Data processing and fees for other services	—	—%	70	0.5%	(70)	(100.0)%
Other noninterest income (3)	1,701	8.3%	2,364	16.9%	(663)	(28.1)%
Total noninterest income	$20,292	100.0%	$13,836	100.0%	$6,456	46.7%

	Nine Months Ended September 30,				Change
	2020		2019		2020 over 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$11,665	18.8%	$12,793	31.1%	$(1,128)	(8.8)%
Brokerage, advisory and fiduciary activities	12,730	20.6%	11,071	26.9%	1,659	15.0%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	4,278	6.9%	4,272	10.4%	6	0.1%
Securities gains, net (2)	25,957	41.9%	1,902	4.6%	24,055	N/M
Cards and trade finance servicing fees	1,013	1.6%	3,368	8.2%	(2,355)	(69.9)%
(Loss) gain on early extinguishment of FHLB advances, net	(73)	(0.1)%	557	1.4%	(630)	(113.1)%
Data processing and fees for other services	—	—%	955	2.3%	(955)	(100.0)%
Other noninterest income (3)	6,385	10.3%	6,221	15.1%	164	2.6%
Total noninterest income	$61,955	100.0%	$41,139	100.0%	$20,816	50.6%

___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Includes net gain on sale of debt securities of $8.6 million and $25.4 million during the three and nine month periods ended September 30, 2020, respectively, and unrealized loss of $44.0 thousand and unrealized gain of $0.5 million during the three and nine months periods ended September 30, 2020, respectively, related to the change in market value of mutual funds.
(3)    Includes income from derivative transactions with customers totaling $27 thousand and $1.3 million in the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $2.7 million in the nine months ended September 30, 2020 and 2019, respectively. Other sources of income in the periods shown consist of rental income, income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M Means not meaningful

Three Months Ended September 30, 2020 and 2019
Total noninterest income increased $6.5 million, or 46.7%, in the three months ended September 30, 2020 compared to the same period of 2019. The increase was mainly driven by: (i) a $7.7 million increase in net securities gains driven by a $8.6 million net gain on the sale of debt securities in the third quarter of 2020 and (ii) higher income from brokerage, advisory and fiduciary activities. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees, and (iii) lower other noninterest income.

Brokerage, advisory and fiduciary activities increased $0.6 million or 17.1%, in the three months ended September 30, 2020 compared to the same period last year. This was primarily due to the increase in advisory services executed as well as higher volume of customer trading activity following increased market volatility mainly attributable to the COVID-19 pandemic in 2020.
Cards and trade finance servicing fees declined $0.7 million or 66.6%, in the three months ended September 30, 2020 compared to the same period last year, mainly due to the previously announced changes to the Company's international credit card program.
Other noninterest income declined by $0.7 million or 28.1%, in the third quarter of 2020 compared to the same period last year, mainly due to a decrease of $1.2 million in income from derivative transactions with customers primarily due to a decline in CRE customer activity. This was partially offset by an increase in rental income of $0.2 million in connection with a lease termination payment received in the third quarter of 2020.
Deposit and other service fees decreased by $0.4 million or 9.8% in the three moths ended September 30, 2020 compared to the same period last year mainly due to lower wire transfer fees primarily driven by the COVID-19 pandemic-related economic slowdown as well as the implementation of Zelle® in October 2019.
Nine Months Ended September 30, 2020 and 2019
Total noninterest income increased $20.8 million, or 50.6%, in the nine months ended September 30, 2020 compared to the same period of 2019, mainly driven by: (i) $25.4 million net gain on the sale of debt securities in the first nine months of 2020 compared to $1.9 million in the same period in 2019, and (ii) higher income from brokerage, advisory and fiduciary activities. These results were partially offset by: (i) lower cards and trade finance servicing fees; (ii) lower deposits and service fees; (iii) the absence of $1.0 million in data processing and fees for other services previously provided to the Former Parent and its affiliates, and (iv) the absence of the $0.6 million gain on early extinguishment of FHLB advances in the first nine months of 2019.
Brokerage, advisory and fiduciary activities increased $1.7 million or 15.0%, in the first nine months of 2020 compared to the same period last year. This was primarily due to the increase in advisory services executed as well as higher volume of customer trading activity following increased market volatility mainly attributable to the COVID-19 pandemic in 2020.
Cards and trade finance servicing fees declined $2.4 million or 69.9%, in the nine months ended September 30, 2020 compared to the same period last year, mainly due to the previously announced changes to the Company's international credit card program.
Deposit and other service fees decreased by $1.1 million or 8.8% in the nine months ended September 30, 2020 compared to the same period in 2019, mainly as a result of lower wire transfer fees driven by the COVID-19 pandemic-related economic slowdown as well as the implementation of Zelle® in October 2019.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits	$28,268	62.1%	$33,862	64.2%	$(5,594)	(16.5)%
Occupancy and equipment	4,281	9.4%	3,878	7.4%	403	10.4%
Professional and other services fees	3,403	7.5%	4,295	8.1%	(892)	(20.8)%
Telecommunications and data processing	3,228	7.1%	3,408	6.5%	(180)	(5.3)%
Depreciation and amortization	1,993	4.4%	1,928	3.7%	65	3.4%
FDIC assessments and insurance	1,898	4.2%	597	1.1%	1,301	217.9%
Other operating expenses (1)	2,429	5.3%	4,769	9.0%	(2,340)	(49.1)%
Total noninterest expenses	$45,500	100.0%	$52,737	100.0%	$(7,237)	(13.7)%

	Nine Months Ended September 30,				Change
	2020		2019		2020 vs 2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits	$79,164	62.3%	$101,356	64.3%	$(22,192)	(21.9)%
Occupancy and equipment	12,304	9.7%	12,152	7.7%	152	1.3%
Professional and other services fees	10,322	8.1%	11,693	7.4%	(1,371)	(11.7)%
Telecommunications and data processing	9,849	7.8%	9,667	6.1%	182	1.9%
Depreciation and amortization	5,912	4.7%	5,880	3.7%	32	0.5%
FDIC assessments and insurance	4,256	3.4%	3,167	2.0%	1,089	34.4%
Other operating expenses (1)	5,300	4.0%	13,672	8.8%	(8,372)	(61.2)%
Total noninterest expenses	$127,107	100.0%	$157,587	100.0%	$(30,480)	(19.3)%

________
(1)    Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended September 30, 2020 and 2019
Noninterest expense decreased by $7.2 million, or 13.7%, in the three months ended September 30, 2020 compared to the same period in 2019, primarily driven by lower salaries and employee benefits, lower other operating expenses and lower professional and other services fees. These decreases were partially offset by higher FDIC assessments and insurance expenses in the third quarter of 2020 compared to the same period last year.
Salaries and employee benefits decreased by $5.6 million or 16.5%, in the three months ended September 30, 2020 compared to the same period last year. This was mainly due to the decrease in incentives associated with variable and long-term bonus programs, lower regular salary expenses due to staff reductions in 2019 and 2018 and lower stock-based compensation expense.These declines were partially offset by staff reduction costs in the third quarter of 2020 which increased to $0.2 million, or 43.6% to $0.6 million compared to $0.5 million during the same period one year ago. These staff reduction costs were directly related to the Company’s ongoing transformation and efficiency improvement efforts.

Other operating expenses decreased by $2.3 million or 49.1%, in the three months ended September 30, 2020 compared to the same period last year. This was mainly due to a decline of $1.8 million in marketing expenses driven by: (i) the absence of rebranding costs in the third quarter of 2020 compared to $0.8 million of rebranding costs in the same period last year related to the Company’s transformation efforts and (ii) slowed down marketing activity due to the COVID-19 pandemic.

Professional and other services fees declined by $0.9 million or 20.8%, in the third quarter of 2020 compared to the same quarter one year ago, mostly driven by a year-over-year decline in legal and accounting fees, partially offset by higher consulting fees in connection with the Company’s digital transformation.

FDIC assessments and insurance expenses increased $1.3 million or 217.9% in the third quarter of 2020 compared to the same period last year, mainly due to higher FDIC assessment rates and the absence of credits received in the third quarter of 2019.

During the three months ended September 30, 2020, the Company remained focused on driving efficiencies across the organization while improving the banking journey and experience for customers, particularly through improved digital capabilities. The Company expects to achieve a number of near-term digital transformation milestones, including a full rollout of the Salesforce® Customer Relationship Management (“CRM”) and nCino® loan origination platforms for commercial use by the end of 2020. nCino for Retail use is expected to be rolled out in 2021. Salesforce is a customizable platform that will enable the Company to integrate its initial marketing campaigns, onboarding processes and customer service. Once fully operational, the program has the potential to create efficiency gains of 15-20% in the Company’s sales and service processes. nCino will be fully integrated with Salesforce and will enable customers, portfolio managers and underwriters to collaborate in real-time, potentially creating efficiency gains of 15-20% in the loan origination process. These important launches provide the digital foundation for the Company’s relationship-driven growth strategy and maximize efficiency and productivity seamlessly in the loan origination process. Restructuring costs for the three months ended September 30, 2020 include digital transformation expenses of $1.2 million and staff reduction costs of $0.6 million ($0.5 million of staff reduction costs and $0.8 million of rebranding costs in the three months ended September 30, 2019). Digital transformation expenses during the three months ended September 30, 2020 consisted of $0.8 million of professional and service fees and $0.4 million of telecommunication and data processing expenses. We had no digital transformation expenses in the same period of 2019. In addition, as part of these efficiency efforts, the Company closed one banking center in Fort Lauderdale, FL and another in Woodlands, TX on October 30, 2020.These closures are the result of extensive profitability analyses of the Company’s retail banking network and current and expected individual contributions towards the Company's strategic goals.

Nine Months Ended September 30, 2020 and 2019
Noninterest expense decreased by 30.5 million, or 19.3%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by lower salaries and employee benefits, lower other operating expenses and lower other professional and services fees. These decreases were partially offset by higher FDIC assessments and insurance expenses in the first nine months of 2020 compared to the same period last year.
Salaries and employee benefits decreased by $22.2 million or 21.9%, in the nine months ended September 30, 2020 compared to the same period last year. This was mainly due to: (i) staff reductions completed in 2019 and 2018 as well as lower stock-based compensation expense in the first nine months of 2020, (ii) the deferral in accordance with GAAP of $7.8 million during the second quarter of 2020 of expenses directly related to the origination of PPP loans, and (iii) lower incentives associated with variable and long-term bonus programs. In addition, in the first nine months of 2020, the staff reduction costs associated with the Company’s restructuring activities decreased by $0.3 million, or 21.9%, to $1.1 million compared to $1.4 million during the same period one year ago.

Other operating expenses decreased by $8.4 million or 61.2%, in the nine months ended September 30, 2020 compared to the same period last year. This was mainly due a decline of $6.8 million in makerketing expenses driven by: (i) the absence of rebranding costs in the first nine months of 2020 compared to $3.6 million of rebranding costs in the same period last year related to the Company’s transformation efforts and (ii) slowed down marketing activity due to the COVID-19 pandemic in 2020. In addition, the first nine months of 2020 includes a decrease of $0.9 million compared to the same period of 2019 mainly driven by the deferral of other operating expenses directly related to PPP loan originations in the first nine months of 2020.
Professional and other services fees declined by $1.4 million or 11.7%, in the first nine months of 2020 compared to the same period one year ago, mostly driven by a year-over-year decline in legal and accounting fees, partially offset by higher consulting fees in connection with the Company’s digital transformation.
FDIC assessments and insurance expenses increased $1.1 million or 34.4% in the first nine months of 2020 compared to the same period last year, mainly due to higher FDIC assessment rates and higher average total assets.

Restructuring costs in the first nine months of 2020 include staff reductions of $1.1 million and digital transformation expenses of $2.5 million, compared to staff reduction costs of $1.4 million and rebranding costs of $3.6 million in the same period in 2019. Digital transformation expenses during the nine months ended September 30, 2020 consisted of $1.4 million of professional and service fees and $1.0 million of telecommunication and data processing expense. We had no digital transformation expenses in the same period of 2019.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	2020 vs 2019		2020	2019	2020 vs 2019
(in thousands, except effective tax rates and percentages)
Income tax (expense) benefit	$(438)	$(3,268)	$2,830	(86.60)%	$2,677	$(10,369)	$13,046	(125.82)%
Effective income tax rate	20.47%	21.50%	(1.03)%	(4.79)%	20.80%	21.50%	(0.70)%	(3.26)%
As of September 30, 2020, the Company’s net deferred tax assets were $16.2 million, an increase of $10.7 million, or 195.7%, compared to $5.5 million as of December 31, 2019. This result was mainly driven by the net increase in the allowance for loan losses of $64.6 million, or 123.7%, recorded during the first nine months of 2020.

Financial Condition - Comparison of Financial Condition as of September 30, 2020 and December 31, 2019
Assets. Total assets were flat at $8.0 billion as of September 30, 2020 compared to December 31, 2019. In the first nine months of 2020, total loans held for investment net of allowance for loan losses and cash and cash equivalents increased by $115.7 million, or 2.0%, and $105.8 million, or 87.2%, respectively. These increases were offset by a decrease of $270.6 million, or 15.6% in total investments. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $227.2 million at September 30, 2020 from $121.3 million at December 31, 2019. The increase of $105.8 million or 87.2%, is attributable to higher balances at the Federal Reserve as a part of preventive business measures to mitigate the potential negative impact of the COVID-19 pandemic, and include the net proceeds of $58.4 million from the issuance of Senior Notes due 2025 completed during the second quarter of 2020.
Cash flows provided by operating activities were $50.3 million in the nine months ended September 30, 2020, mainly driven by the net loss of $10.2 million which included the non-cash provision for loan losses of $88.6 million. Operating income was $49.8 million in the first nine months of 2020, which excludes the non-cash provision for loan losses and other items. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Net cash provided by investing activities was $105.1 million during the nine months ended September 30, 2020, mainly driven by maturities, sales and calls of securities available for sale and FHLB stock totaling $673.8 million and $16.5 million, respectively, and proceeds from loan portfolio sales totaling $17.1 million. These proceeds were partially offset by purchases of available for sale securities and FHLB stock totaling $380.2 million and $8.6 million, respectively, and a net increase in loans of $221.4 million.

In the nine months ended September 30, 2020, net cash used in financing activities was $49.6 million. These activities included: (i) $185.1 million in net repayments of FHLB advances; (ii) a $166.4 million decrease in time deposits, (iii) the redemption of $28.1 million in junior subordinated debentures in the first quarter of 2020, and (iv) the $15.2 million repurchase of shares of Class B common stock in the first quarter of 2020. These disbursements were partially offset by: (i) a $286.8 million net increase in total demand, savings and money market deposit balances and (ii) $58.4 million in net proceeds from the issuance of Senior Notes during the second quarter of 2020. See “—Capital Resources and Liquidity Management” for more information on the Senior Notes.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2020	December 31, 2019
(in thousands, except percentages)
Total loans, gross (1)	$5,924,617	$5,744,339
Total loans, gross / total assets	74.3%	71.9%

Allowance for loan losses	$116,819	$52,223
Allowance for loan losses / total loans, gross (1) (2)	1.97%	0.91%

Total loans, net (3)	$5,807,798	$5,692,116
Total loans, net / total assets	72.8%	71.3%
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

The composition of our CRE loan portfolio by industry segment at September 30, 2020 and December 31, 2019 is depicted in the following table:

(in thousands)	September 30, 2020	December 31, 2019
Retail (1)	$1,109,008	$1,143,565
Multifamily	853,159	801,626
Office space	409,096	453,328
Land and construction	335,184	278,688
Hospitality	192,014	198,807
Industrial and warehouse	87,112	96,102
	$2,985,573	$2,972,116
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

(in thousands)	September 30, 2020	December 31, 2019
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,797,230	$1,891,802
Multi-family residential	853,159	801,626
Land development and construction loans	335,184	278,688
	2,985,573	2,972,116
Single-family residential	496,614	427,431
Owner occupied	937,946	894,060
	4,420,133	4,293,607
Commercial loans	1,152,665	1,190,193
Loans to depository institutions and acceptances (1)	16,608	16,547
Consumer loans and overdrafts (2) (3)	183,895	72,555
Total Domestic Loans	5,773,301	5,572,902

International Loans:
Real Estate Loans
Single-family residential (4)	100,666	111,671
Commercial loans	44,491	43,850
Loans to depository institutions and acceptances	15	5
Consumer loans and overdrafts (3) (5)	6,144	15,911
Total International Loans	151,316	171,437
Total Loan Portfolio	$5,924,617	$5,744,339

__________________
(1)    Mostly comprised of loans secured by cash or U.S. Government securities.
(2)    Includes customers’ overdraft balances totaling $0.5 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively.
(3)    There were no outstanding credit card balances as of September 30, 2020. At December 31, 2019, balances were mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

As of September 30, 2020, the loan portfolio increased $180.3 million, or 3.1%, to $5.9 billion, compared to $5.7 billion at December 31, 2019. Loans to international customers, primarily from Latin America, declined by $20.1 million, or 11.7%, as of September 30, 2020, compared to December 31, 2019. Domestic loans increased $200.4 million, or 3.6%, as of September 30, 2020, compared to December 31, 2019. The increase in total domestic loans includes net increases of $111.3 million, $69.2 million, $43.9 million, and $13.5 million in consumer loans, single-family residential loans, owner occupied loans and CRE loans, respectively. This was partially offset by a decline of $37.5 million in domestic commercial loans mainly driven by a reduction in lower yielding non-relationship loans, and lower economic activity and more stringent credit underwriting standards associated with the COVID-19 pandemic. The decrease in commercial loans was partially offset by approximately $223.5 million in PPP loans, originated during the first nine months of 2020. The increase in consumer loans includes $115 million in high-yield indirect consumer loans purchased during the first nine months of 2020. The increase in single-family residential loans was mainly attributable to the growth in jumbo mortgages.
As of September 30, 2020, loans under syndication facilities declined $104.6 million, or 18.6%, compared to December 31, 2019, mainly as a result of paydowns and the sale of a $11.9 million non-relationship syndicated loan. As of September 30, 2020, syndicated loans that financed highly leveraged transactions were $14.6 million, or 0.2%, of total loans, compared to $35.7 million, or 0.6%, of total loans as of December 31, 2019.
Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2020		December 31, 2019
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$91,004	1.1%	$112,297	1.4%
Other (3)	60,312	0.8%	59,140	0.7%
Total	$151,316	1.9%	$171,437	2.1%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $12.4 million and $15.2 million as of September 30, 2020 and December 31, 2019, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $90.8 million and $104.0 million as of September 30, 2020 and December 31, 2019, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	September 30, 2020				December 31, 2019
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$82	$7,836	$83,086	$91,004	$8,141	$3,617	$100,539	$112,297
Other (2)	7,240	17,015	36,057	60,312	6,146	9,282	43,712	59,140
Total (3)	$7,322	$24,851	$119,143	$151,316	$14,287	$12,899	$144,251	$171,437
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $90.8 million and $104.0 million as of September 30, 2020 and December 31, 2019, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $12.4 million and $15.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

	September 30, 2020		December 31, 2019
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$55,757	50.0%	$25,040	51.7%
Commercial	47,527	37.8%	22,132	38.1%
Financial institutions	—	0.3%	42	0.3%
Consumer and others (1)	11,217	9.4%	1,677	6.9%
	114,501	97.4%	48,891	97.0%

International Loans (2)
Commercial	313	0.8%	350	0.8%
Financial institutions	—	—%	—	—%
Consumer and others (1)	2,005	1.8%	2,982	2.2%
	2,318	2.6%	3,332	3.0%

Total Allowance for Loan Losses	$116,819	100.0%	$52,223	100.0%
% of Total Loans	1.97%		0.91%
__________________
(1)     Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S. The total allowance for loan losses, after the charge-offs, for credit card receivables totaled $1.8 million at December 31, 2019. Outstanding credit card balances were repaid during the first quarter of 2020, therefore, there is no allowance for the credit card product as of September 30, 2020.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the first nine months of 2020, the shift in the allocation of the ALL was driven by the allocation of the loan loss provisions increase due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mostly domestic real estate, domestic commercial and domestic consumer. In addition, the shift in the allocation of the ALL reflects loan composition changes, primarily driven by the purchase of domestic consumer loans and the reduction of the international credit cards.

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

	September 30, 2020	December 31, 2019
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$8,289	$1,936
Multi-family residential	1,484	—
	9,773	1,936
Single-family residential	8,844	5,431
Owner occupied	14,539	14,130
	33,156	21,497
Commercial loans (2)	50,991	9,149
Consumer loans and overdrafts	82	390
Total Domestic	84,229	31,036

International Loans: (3)
Real Estate Loans
Single-family residential	2,227	1,860
Consumer loans and overdrafts	22	26
Total International	2,249	1,886
Total Non-Accrual Loans	$86,478	$32,922

Past Due Accruing Loans (4)
Domestic Loans:
Real Estate Loans
Single-family residential	$1	$—
Consumer loans and overdrafts	1	—
Total Domestic	2	—

International Loans:
Real Estate Loans
Single-family residential	—	—
Consumer loans and overdrafts	—	5
Total International	—	5
Total Past Due Accruing Loans	$2	$5

Total Non-Performing Loans	$86,480	$32,927
Other Real Estate Owned	42	42
Total Non-Performing Assets	$86,522	$32,969
__________________

(1)    Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of September 30, 2020 and December 31, 2019, non-performing TDRs include $7.0 million and $9.8 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2)    As of September 30, 2020, includes a $19.6 million commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as result of the deterioration of this commercial relationship.
(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At September 30, 2020, non-performing assets increased $53.6 million, or 162.4%, compared to December 31, 2019. The increase in non-performing assets was mainly due to the placing in non-accrual status of: (i) the previously mentioned Coffee Trader loan relationship totaling $19.6 million at September 30, 2020; (ii) one commercial loan for $13.4 million to a food wholesaler with exposure to the cruise industry (with $6.8 million in specific reserves at September 30, 2020); (iii) a $7.7 million loan relationship to a building contractor (composed of two commercial loans totaling $5.5 million that are fully reserved and one owner occupied loan for $2.2 million); (iv) one CRE retail loan for $6.5 million; (v) multiple single family residential loans totaling $5.0 million and (vi) one multi-family residential loan for $1.5 million. These increases were partially offset by $24.8 million in charge-offs during the period, including the aforementioned $19.3 million related to the Coffee Trader, $1.9 million related to the South Florida food wholesale relationship, and multiple charge-offs of smaller loans.

We recognized no interest income on nonaccrual loans during the nine months ended September 30, 2020 and 2019. Additional interest income that we would have recognized on these loans had they been performing in accordance with their original terms in the nine months ended September 30, 2020 and 2019 was $2.0 million and $1.1 million, respectively.
The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2020				December 31, 2019
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$16,780	$7,236	$1,798	$25,814	$9,324	$762	$1,936	$12,022
Multi-family residential	—	1,484	—	1,484	—	—	—	—
Land development and construction loans	7,201	—	—	7,201	9,955	—	—	9,955
	23,981	8,720	1,798	34,499	19,279	762	1,936	21,977
Single-family residential	—	11,072	—	11,072	—	7,291	—	7,291
Owner occupied	34,556	14,643	—	49,199	8,138	14,240	—	22,378
	58,537	34,435	1,798	94,770	27,417	22,293	1,936	51,646
Commercial loans (2)	27,111	37,338	13,856	78,305	5,569	8,406	2,669	16,644
Consumer loans and overdrafts	—	111	—	111	—	67	357	424
	$85,648	$71,884	$15,654	$173,186	$32,986	$30,766	$4,962	$68,714
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) As of September 30, 2020, includes $19.6 million in a commercial relationship placed in nonaccrual status and downgraded during the second quarter of 2020. As of September 30, 2020, Substandard and Doubtful loans include $13.1 million and $6.5 million, respectively, related to this commercial relationship. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as result of the deterioration of this commercial relationship.

At September 30, 2020, special mention loans increased $52.7 million, or 159.6%, compared to December 31, 2019, mainly due to downgrades to special mention of: (i) one commercial loan for $23.8 million related to a service provider in the airline industry; (ii) one CRE retail loan for $11.9 million; (iii) one owner occupied relationship totaling $11.4 million in the jewelry wholesale industry; (iv) one owner occupied loan for $7.6 million in the graphic design industry; (v) one owner occupied loan for $7.0 million to a bowling entertainment center and (vi) other smaller loans. This increase was partially offset by: (i) three CRE loans totaling $9.3 million upgraded during the period; (ii) a decrease of $3.6 million in commercial loans ($1.4 million in paydowns, $0.8 million in upgrades and $0.9 million in charge offs); (iii) a decrease in one construction loan of $2.6 million and (iv) three owner occupied loans totaling $1.4 million. All special mention loans remain current.

At September 30, 2020, substandard loans increased $41.1 million, or 133.6%, compared to December 31, 2019. This increase was mainly due to the downgrade of a $39.8 million the Coffee Trader loan relationship (out of which $25.8 million were further downgraded to doubtful classification and $0.9 million reflects a partial paydown, as a result $13.1 million remained in substandard classification at September 30, 2020). Additional downgrades during the period included: (i) one commercial loan for $13.4 million to a food wholesaler with exposure to the cruise industry; (ii) a $7.7 million loan relationship to a building contractor (composed of two commercial loans totaling $5.5 million and one owner occupied loan for $2.2 million); (iii) one CRE retail loan for $6.5 million disclosed in the second quarter of 2020; (iv) multiple single family loans totaling $5.0 million; (v) one relationship to an airline service provider totaling $2.6 million (consisting of one commercial loan for $1.8 million and one owner occupied loan of $0.8 million) and (vi) one multi-family loan for $1.5 million. These increases were partially offset by: (i) the further downgrade to doubtful of $5.0 million corresponding to one of the commercial loans to the building contractor mentioned above; (ii) the payoff of one owner occupied loan for $1.9 million; (iii) the charge-off of five commercial loans totaling $1.3 million and (iv) other multiple paydowns and charge-offs of smaller loans.

At September 30, 2020, doubtful loans increased by $10.7 million, or 215.6%, mainly driven by the downgrade to doubtful of $25.8 million included in the aforementioned Coffee Trader loan relationship (of which $19.3 million were charged-off, therefore, $6.5 million remained in the doubtful classification at September 30, 2020). Other main increases correspond to: (i) one commercial loan for $5.0 million tied to the $7.7 million building contractor relationship mentioned in the previous section and (ii) one commercial loan of $1.2 million to an electronics distributor. The increase in doubtful loans was partially offset by: (i) $1.9 million commercial loan charge-off tied to the South Florida food wholesale relationship previously mentioned, and (ii) the charge-off of one commercial loan for $0.9 million.

At December 31, 2019, approximately 95% of our credit card holders were foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuelan economy. Since late 2016, and consistent with industry practice, credit cards held by Venezuelan residents with outstanding balances above the corresponding customer’s average deposit balances with the Bank were classified substandard and charging privileges were suspended. In April 2019, we revised our credit card program to further strengthen the Company’s overall credit quality. We stopped charge privileges to our riskiest cardholders and required repayment of their balances by November 2019. In October 2019, we curtailed charge privileges to the remaining cardholders and required repayment of their balances by January 2020. All amounts deemed uncollectible were charged off during 2019. At December 31, 2019, the outstanding balance and the assigned allowance for loan losses after the charge-offs was $11.1 million and $1.8 million, respectively. At December 31, 2019, there were no credit cards classified as substandard. There were no outstanding credit card balances as of September 30, 2020.
Due to the changes to our credit card products previously discussed, credit card charge-offs during the first nine months of 2020 totaled $0.4 million, all of which were already reserved. The Company experienced no unanticipated losses during the first nine months of 2020 as a result of the discontinuation of its credit card products.

On March 26, 2020, the Company began offering customized loan payment relief options as a result of the impact of COVID-19, including interest payment deferral and forbearance options. Initial deferrals were mainly for 90 days, second deferrals for an additional 90 days and third deferrals above 180 days. Loans which have been modified under these programs totaled $1.1 billion as of September 30, 2020, relatively flat compared to balances reported as of June 30, 2020. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered Troubled Debt Restructurings (“TDRs”).

As of September 30, 2020, loans which were still under the interest-only deferral and/or forbearance period declined to $101.2 million, or 1.7% of total loans, significantly down from $654.4 million at June 30, 2020 and from $1.1 billion at the beginning of the program in April 2020. As of October 23, 2020, loans under deferral and/or forbearance further decreased to $71.8 million, or 1.2% of total loans. This includes $55.2 million of loans under a second deferral and $15.7 million under third deferral. The Company began to selectively offer the third deferral program as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days.

Additionally, as of September 30, 2020, 93.0% of the loans under forbearance are backed by real estate collateral with average LTV of 64.7% and 99.9% of loans out of forbearance have resumed regular payments. Notably, The Company now has no deferrals and/or forbearance in its hotel loan portfolio, one of the most impacted industries by the pandemic.

While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. Importantly, while the Company continues to offer customized temporary loan payment relief options, including interest-only payments and forbearance options, which are not considered TDRs, it will continue to assess its willingness to offer such programs over time.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2020 and December 31, 2019, are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$746	$762
Owner occupied	104	110
	850	872
Commercial loans	198	1,926
Consumer loans and overdrafts (1)	—	9
	$1,048	$2,807
__________
(1) Corresponds to international consumer loans.

At September 30, 2020, total potential problem loans decreased $1.8 million, or 62.7%, compared to December 31, 2019. The decrease is mainly attributed to one loan for $1.8 million to a food wholesaler becoming non-accrual during the period.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2020 and December 31, 2019. The book value for debt securities classified as available for sale and equity securities represents fair value and the book value for debt securities classified as held to maturity represents amortized cost.

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government agency debt	$215,091	14.6%	$228,397	13.1%
U.S. government-sponsored enterprise debt	735,043	50.0%	933,112	53.6%
Corporate debt (1) (2)	310,056	21.1%	252,836	14.5%
U.S. Treasury debt	2,514	0.2%	104,236	6.0%
Municipal bonds	55,020	3.7%	50,171	2.9%
	$1,317,724	89.6%	$1,568,752	90.1%

Debt securities held to maturity (3)	$61,676	4.2%	$73,876	4.3%

Equity securities with readily determinable fair value not held for trading (4)	24,381	1.7%	23,848	1.4%

Other securities (5):	$65,015	4.5%	$72,934	4.2%
	$1,468,796	100.0%	$1,739,410	100.0%
__________________
(1)     September 30, 2020 and December 31, 2019 include $16.8 million and $5.2 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities issuers were from Canada and Japan in three different sectors at September 30, 2020, and from Japan in the financial services sector at December 31, 2019. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of September 30, 2020 and December 31, 2019, debt securities in the financial services sector issued by domestic corporate entities represent 2.6% and 1.3% of our total assets, respectively.
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

As of September 30, 2020, total securities decreased by $270.6 million, or 18.4%, to $1.5 billion compared to $1.7 billion as of December 31, 2019. This decrease in the first nine months of 2020, was mainly driven by maturities, sales and calls totaling $702.0 million, mainly debt securities available for sale. These results were partially offset by purchases of 388.8 million, including the purchase $247.3 million of higher yielding corporate securities. Included in the aforementioned $247.3 million are $124.6 million consisting of financial institutions subordinated debt.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2020 and December 31, 2019. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

September 30, 2020
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$735,043	2.47%	$102	0.50%	$26,088	2.28%	$101,238	2.53%	$607,615	2.47%	$—	—%
Corporate debt-domestic	293,241	3.61%	22,142	3.36%	99,647	2.25%	149,039	4.45%	22,413	4.33%	—	—%
U.S. Government agency debt	215,091	2.07%	113	4.78%	12,824	1.92%	15,475	1.80%	186,679	2.10%	—	—%
Municipal bonds	55,020	3.09%	—	—%	—	—%	35,908	3.37%	19,112	2.56%	—	—%
Corporate debt-foreign	16,815	2.87%	2,670	1.29%	2,563	1.06%	11,582	3.63%	—	—%	—	—%
U.S. treasury securities	2,514	0.34%	—	—%	2,514	0.34%	—	—%	—	—%	—	—%
	$1,317,724	2.69%	$25,027	3.13%	$143,636	2.17%	$313,242	3.54%	$835,819	2.44%	$—	—%

Debt securities held to maturity	$61,676	2.22%	$—	—%	$—	—%	$11,463	2.92%	$50,213	2.06%	$—	—%

Equity securities with readily determinable fair value not held for trading	24,381	1.72%	—	—	—	—	—	—	—	—	24,381	1.72%

Other securities	$65,015	4.71%	$—	—%	$—	—%	$—	—%	$—	—%	$65,015	4.71%
	$1,468,796	2.74%	$25,027	3.13%	$143,636	2.17%	$324,705	3.52%	$886,032	2.42%	$89,396	3.89%

December 31, 2019
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	933,112	2.76%	2,296	3.81%	23,781	2.51%	113,341	2.83%	793,694	2.75%	—	—%
Corporate debt-domestic	247,602	2.97	38,270	2.59	140,945	2.90	68,387	3.34	—	—	—	—
U.S. government agency debt	228,397	2.76	133	2.46	9,903	2.53	28,195	2.82	190,166	2.76	—	—
U.S. Treasury debt securities	104,236	2.07	6,765	1.61	—	—	—	—	97,471	2.10	—	—
Municipal bonds	50,171	3.29	—	—	—	—	29,371	3.23	20,800	3.38	—	—
Corporate debt-foreign	5,234	2.82	—	—	5,234	2.82	—	—	—	—	—	—
	1,568,752	2.76	47,464	2.51	179,863	2.83	239,294	3.02	1,102,131	2.71	—	—

Debt securities held to maturity	73,876	2.50%	—	—	—	—	—	—	73,876	2.50%	—	—
Equity securities with readily determinable fair value not held for trading	23,848	2.13%	—	—	—	—	—	—	—	—	23,848	2.13%

Other securities	72,934	6.02%	—	—	—	—	—	—	—	—	72,934	6.02%
	$1,739,410	2.88%	$47,464	2.51%	$179,863	2.83%	$239,294	3.02%	$1,176,007	2.69%	$96,782	5.06%
The investment portfolio’s average duration was 2.4 years at September 30, 2020 and 3.8 years at December 31, 2019. In the first nine months of 2020, the decrease in duration was mainly driven by accelerated mortgage securities prepayment speeds resulting from historically low interest rates. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. Government sponsored agency debt securities and U.S. Government sponsored enterprise debt securities, which shorten the average lives of these investments.

Liabilities
Total liabilities decreased $3.2 million to $7.1 billion at September 30, 2020 compared to $7.2 billion at December 31, 2019. This was primarily driven by a $185.0 million, or 15.0%, decrease in advances from the FHLB and the $28.1 million redemption of junior subordinated debentures in the first quarter of 2020. These decreases were partially offset by $120.4 million, or 2.1%, in higher total deposits, and the $58.5 million outstanding amount of Senior Notes issued in the second quarter of 2020. See “Capital Resources and Liquidity Management” for more detail on the issuance of Senior Notes and the redemption of trust preferred securities and related junior subordinated debt.

Deposits
Total deposits increased $120.4 million, or 2.1%, to $5.9 billion at September 30, 2020 compared to $5.8 billion at December 31, 2019. In the nine months ended September 30, 2020, increases of $153.7 million, or 20.1%, in noninterest bearing transaction accounts, $112.3 million, or 10.2%, in interest bearing deposits, and $20.9 million, or 1.4%, in savings and money market deposit accounts were partially offset by a decrease of $166.4 million, or 6.9% in time deposits.

The increase in deposits in the nine months ended September 30, 2020 was mainly driven by the funds from the PPP loans primarily originated in the second quarter of 2020, which the Company estimates small business customers have not fully utilized. The Company estimates these deposits totaled $97.2 million as of September 30, 2020. In addition, during the first nine months of 2020, the Company increasingly offered reciprocal deposits products to certain customers who want to make their deposits in excess of $250,000 fully eligible for FDIC insurance. The increase in deposits during the period includes $63.0 million in reciprocal deposit account balances. Lastly, in the third quarter of 2020, the Company began offering interest-bearing deposit products to broker-dealer firms through a third-party deposit broker network. These deposits reached $21.6 million at September 30, 2020.

These increases were partially offset by declines in deposits from Venezuelan resident customers, as discussed below, and the aforementioned decrease in time deposits. The $166.4 million decrease in time deposits since December 31, 2019 includes a decline of $175.7 million in brokered time deposits partially offset by an increase of $9.3 million in retail time deposits. The increase in retail time deposits was mainly due to an increase of $78.4 million, or 57.1%, in online deposits compared to December 31, 2019. We continue to focus our efforts to retain customers with higher probabilities of renewal at lower market rates. These efforts led to time deposit renewals of approximately $321.8 million in the first nine months of 2020 at rates that were lower than the highest rates paid in our markets.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2020	December 31, 2019	Amount	%
Deposits
Domestic (1) (2)	$3,310,343	$3,121,827	$188,516	6.0%
Foreign:
Venezuela (3)	2,169,621	2,270,970	(101,349)	(4.5)%
Others (4)	397,582	364,346	33,236	9.1%
Total foreign	2,567,203	2,635,316	(68,113)	(2.6)%
Total deposits	$5,877,546	$5,757,143	$120,403	2.1%
_________________
(1)    Includes brokered deposits of $508.3 million and $682.4 million at September 30, 2020 and December 31, 2019, respectively.
(2)    Domestic deposits, excluding brokered, were up $362.6 million or 14.9%, compared to December 31, 2019.
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
(4) Our other foreign deposits include deposits from non-Venezuelan affiliates of the Former Parent, and do not include deposits from Venezuelan resident customers.

Our domestic deposits have increased almost every year since 2014, while our total foreign deposits, especially deposits from Venezuelan residents, have declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers. In the first nine months of 2020, the pace of utilization of deposits from Venezuelan residents decreased compared to the year ended December 31, 2019, primarily attributable to lower economic activity in Venezuela due to health measures implemented in the country as a result of the COVID-19 pandemic.
During the nine months ended September 30, 2020, deposits from customers domiciled in Venezuela decreased by $101.3 million, or 4.5%, to $2.2 billion, compared to December 31, 2019. While customers in Venezuela continue to use their deposits to cover every day expenses, the pace of utilization of these deposits declined during the first nine months of 2020 compared to the year ended December 31, 2019. This decline is primarily attributable to lower economic activity in Venezuela due to the COVID-19 pandemic.
During the first nine months of 2020, foreign deposits, which include deposits from other countries in addition to Venezuela, decreased by $68.1 million or 2.6%, compared to December 31, 2019, representing an annualized decline rate of 7.8% in the first nine months of 2020 compared to an annualized decline rate of 13.1% during 2019. While there was a decline in foreign deposits in the first nine months of 2020, the pace of such decline continues to slow compared to year ended December 31, 2019. This improvement reflects the Company’s increased engagement with customers and sales efforts which continued to strengthen existing relationships and the expansion of the Company’s banking products and services. In addition, during the first nine months of 2020, the pace of utilization of deposits from Venezuelan residents decreased compared to the year ended December 31, 2019, primarily attributable to lower economic activity in Venezuela due to health measures implemented in the country as a result of the COVID-19 pandemic.

The Company continued to focus on deepening existing customer relationships to capture additional share of wallet in the first nine months of 2020. New strategies geared towards increasing profitability include a focus on cross selling treasury management products and fees charged. Like in previous quarters in 2020, the Company executed on initiatives such as improving customer engagement through targeted call campaigns and daily customer contact as well as training sales teams to ensure alignment. Notably, during the third quarter of 2020, Amerant made significant progress by providing training on Salesforce to enable over 80% of users to be active by the end of October. Additionally, the Company’s participation in the SBA’s PPP has opened the door to a number of prospective commercial lending opportunities and new customer deposit relationships that Amerant is well-positioned to capture. The Company has begun to see the benefits of these initiatives to win additional share of wallet materialize.

The Bank uses the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits”, which exclude brokered time deposits and retail time deposits of more than $250,000. Our core deposits were $4.6 billion and $4.3 billion as of September 30, 2020 and December 31, 2019, respectively. Core deposits represented 78.4% and 75.4% of our total deposits at those dates, respectively.
We utilize brokered deposits and, as of September 30, 2020, we had $508.3 million in brokered deposits, which represented 8.6% of our total deposits at that date. As of September 30, 2020, brokered deposits were down $174.1 million, or 25.5%, compared to $682.4 million as of December 31, 2019, mainly due to the matured brokered CDs which were not replaced during the first nine months of 2020. In addition, in the third quarter of 2020, the Company began offering interest-bearing deposit products to broker-dealer firms through a third-party deposit broker network. These deposits reached $21.6 million at September 30, 2020, including $17.8 million and $3.9 million in brokered interest bearing demand deposits and money market deposits, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.

Large Fund Providers
At September 30, 2020 and December 31, 2019, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included twelve and eight deposit relationships, respectively, with total balances of $270.1 million and $116.9 million, respectively. In the first nine months of 2020, new third-party customer relationships with balances of over $10 million mainly included: (i) $50.1 million in reciprocal deposits;(ii) $28.0 million in deposits from trust accounts, and (iii) $22.2 million related to the aforementioned offering of interest-bearing deposit products to broker-dealer firms.The $50.1 million in reciprocal deposits are part of the previously mentioned $63.0 million growth in reciprocal deposit account balances in the first nine months of 2020. Additionally, deposits from the Company’s Former Parent or its non-U.S. affiliates at September 30, 2020 and December 31, 2019 totaled $6.2 million and $7.9 million, respectively.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands, except percentages)
Less than 3 months	$417,277	28.8%	$291,075	20.4%
3 to 6 months	327,072	22.6%	358,061	25.1%
6 to 12 months	357,608	24.7%	393,555	27.6%
1 to 3 years	240,425	16.6%	181,105	12.7%
Over 3 years	104,069	7.3%	204,303	14.2%
Total	$1,446,451	100.0%	$1,428,099	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at September 30, 2020. All of our outstanding short-term borrowings at December 31, 2019 correspond to FHLB advances.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the nine months ended September 30, 2020 and for the year ended December 31, 2019. There were no repurchase agreements outstanding as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
(in thousands, except percentages)
Outstanding at period-end	$—	$285,000
Average amount	111,667	478,333
Maximum amount outstanding at any month-end	300,000	600,000
Weighted average interest rate:
During period	1.45%	2.29%
End of period	—%	1.93%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except percentages and per share data)
Net income (loss)	$1,702	$11,931	$(10,195)	$37,859
Basic earnings (loss) per common share	0.04	0.28	(0.24)	0.89
Diluted earnings (loss) per common share (1)	0.04	0.28	(0.24)	0.88

Average total assets	$8,082,913	$7,917,404	$8,060,606	$7,948,746
Average stockholders' equity	833,156	814,163	842,803	787,171
Net income (loss) / Average total assets (ROA)	0.08%	0.60%	(0.17)%	0.64%
Net income (loss) / Average stockholders' equity (ROE)	0.81%	5.81%	(1.62)%	6.43%
Average stockholders' equity / Average total assets ratio	10.31%	10.28%	10.46%	9.90%

Adjusted net income (loss) (2)	$3,163	$12,923	$(7,409)	$41,731
Adjusted earnings (loss) per common share (2)	0.08	0.30	(0.18)	0.98
Adjusted earnings (loss) per diluted common share (2)	0.08	0.30	(0.18)	0.97

Adjusted net income (loss) / Average total assets (Adjusted ROA) (2)	0.16%	0.65%	(0.12)%	0.70%
Adjusted net income (loss) / Average stockholders' equity (Adjusted ROE) (2)	1.51%	6.30%	(1.17)%	7.09%
__________________
(1) As of September 30, 2020 and 2019 potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 478,587 and 789,652, respectively. During the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. During the nine months ended September 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect.
(2)See “Selected Financial Information” for an explanation of certain non-GAAP financial measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP financial measures to their GAAP counterparts.
During the three months ended September 30, 2020, basic and diluted earnings per share decreased as a result of lower net income earned compared to the same period one year ago. During the nine months ended September 30, 2020, basic and diluted loss per share is the result of the net loss recorded during the period. During the nine months ended September 30, 2019, basic and diluted earnings per share is the result of the net income earned in the period.

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
Stockholders’ equity decreased $5.2 million, or 0.6%, to $829.5 million as of September 30, 2020 compared to $834.7 million as of December 31, 2019, primarily due to: (i) $10.2 million of net loss in the nine months ended September 30, 2020, and (ii) $15.2 million repurchase of shares of Class B common stock completed in the first quarter of 2020. This was partially offset by a $18.6 million increase in AOCI resulting primarily from a higher valuation of debt securities available for sale compared to December 31, 2019.
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
Liquidity Management.
At September 30, 2020 and December 31, 2019, the Company had $1.05 billion and $1.24 billion, respectively, of outstanding advances from the FHLB. At September 30, 2020 and December 31, 2019, we had an additional $1.4 billion and $1.1 billion, respectively, available under FHLB facilities. During the nine months ended September 30, 2020, the Company repaid $885 million of outstanding advances from the FHLB, and borrowed $700 million from this source. There were no other borrowings as of September 30, 2020 and December 31, 2019.
The following table summarizes the composition of our FHLB advances by type of interest rate:

	September 30, 2020	December 31, 2019
(in thousands)
Advances from the FHLB and other borrowings:
Fixed rate ranging from 0.62% to 2.42% (December 31, 2019 - 0.71% to 3.23%) (1)	$1,050,000	$1,085,000
Floating rate three-month LIBOR ranging from 1.84% to 2.03%	—	150,000
	$1,050,000	$1,235,000
__________________

(1)As of September 30, 2020 and December 31, 2019, includes $530 million (fixed interest rate raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

At December 31, 2018, we had designated certain interest rate swaps as cash flow hedges to manage this variable interest rate exposure. In the first quarter of 2019, the Company terminated these interest rate swap contracts. As a result, the Company received cash equal to the contracts’ fair value at the date of termination of approximately $8.9 million which is recorded in AOCI. This amount is being amortized over the original remaining lives of the contracts as an offset to interest expense on the Company’s FHLB advances. The Company recorded a credit of approximately $1.0 million against interest expense on FHLB advances in the first nine months of 2020 ($0.9 million in the first nine months of 2019) and expects to record a credit of approximately $0.3 million in the rest of 2020.
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
At September 30, 2020, advances from the FHLB had maturities through 2030 with interest rates ranging from 0.62% to 2.42%. We expect to continue taking FHLB funding, as needed, in short duration maturities.
We also maintain federal funds lines with several banks, and had $115.0 million and $65.0 million of availability under these lines at September 30, 2020 and December 31, 2019, respectively.
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
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Our main source of funding is dividends declared and paid to us and Amerant Florida by the Bank. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $99.3 million as of September 30, 2020 and $57.8 million as of December 31, 2019, in funds available to service its Senior Notes and for general corporate purposes, as a separate stand-alone entity. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $18.8 million as of September 30, 2020 and $48.9 million as of December 31, 2019, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. In the first quarter of 2020, we used $27.1 million of Amerant Florida’s cash to redeem the outstanding trust preferred securities issued by its Statutory Trust I and the related junior subordinated debt issued by Amerant Florida.
We have not provided summarized financial information for the Company and Amerant Florida as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.
COVID-19 Pandemic
Our deposits and wholesale funding operations, including advances from the FHLB, Senior Notes and other short-term borrowings, have historically supplied us with a significant source of liquidity. These sources have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our business. We evaluate our funding requirements on a regular basis to cover any potential shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary. There is some uncertainty surrounding the potential impact of the COVID-19 outbreak on our results of operations and cash flows. As a result, we proactively took steps to increase cash available on-hand, including, but not limited to, the repositioning of our investment portfolio, and seeking to extend the duration of and reduce the cost on, our long-term debt, primarily advances from the FHLB. Cash and cash equivalents increased $105.8 million or 87.2% in the nine months ended September 30, 2020 attributable to higher balances at the Federal Reserve and include the net proceeds of $58.4 million from the aforementioned issuance of Senior Notes completed during the three months ended June 30, 2020. See —Cash and Cash Equivalents. In addition, in early April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances. See earlier discussion in this section.
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

Regulatory Capital Requirements
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital ratio	$923,671	14.56%	$507,596	8.00%	$634,495	10.00%
Tier 1 capital ratio	843,873	13.30%	380,697	6.00%	507,596	8.00%
Tier 1 leverage ratio	843,873	10.52%	321,008	4.00%	401,260	5.00%
Common Equity Tier 1 (CET1)	782,758	12.34%	285,523	4.50%	412,422	6.50%

December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
Common Equity Tier 1 (CET1)	806,050	12.60%	287,865	4.50%	415,805	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital ratio	$863,963	13.62%	$507,510	8.00%	$634,388	10.00%
Tier 1 capital ratio	784,178	12.36%	380,633	6.00%	507,510	8.00%
Tier 1 leverage ratio	784,178	9.77%	320,907	4.00%	401,133	5.00%
Common Equity Tier 1 (CET1)	784,178	12.36%	285,474	4.50%	412,352	6.50%

December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
Common Equity Tier 1 (CET1)	787,908	12.32%	287,796	4.50%	415,706	6.50%
In the first nine months of 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.

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

(in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$764,621	$820,380
Letters of credit	12,430	17,414
	$777,051	$837,794

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

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where the Company has banking centers, LPOs and where the Company’s principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While most of these measures and restrictions have been lifted and businesses have reopened, the Company cannot predict whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of COVID-19 and its adverse effects on the U.S. and global economies, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain and cannot be accurately predicted at this time.
The three and nine months ended September 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic, which could impact estimates and assumptions made by management, especially with respect to the adequacy of the Company’s allowance for loan losses and the Company’s evaluation of goodwill for impairment.
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

General reserves cover non-individually-impaired loans and are based on historical loss rates for each loan portfolio segment, adjusted for the effects of qualitative factors that in management’s opinion are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due balances, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements, and beginning in the nine month period ended September 30, 2020, the probable deterioration in the loan portfolio as a result of the COVID-19 pandemic.
Concentrations of credit risk can affect the level of the allowance and may involve loans to one borrower, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. We are also subject to a geographic concentration of credit because we primarily operate in South Florida, the greater Houston, Texas area and the New York City area. In addition, during the three and nine months ended September 30, 2020, the evaluation of credit risk concentrations on our loan portfolio is subject to current economic conditions associated with the COVID-19 pandemic, especially on loans to borrowers in certain industries identified as being more sensitive to the negative impact of deteriorating economic conditions such as restaurants and hotels.
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
The Company considered events or circumstances indicators of potential goodwill impairment as of September 30, 2020, and concluded it was more likely than not that goodwill was not impaired at that date and, therefore, no impairment test was cosidered necessary. We apply significant judgment for interim and annual goodwill impairment testing purposes. Future negative changes may result in potential impairments of goodwill in future periods.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management. There have been no material changes in our market risk exposure as compared to those discussed in our Form 10-K, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our quarterly report on Form 10-Q for the period ended June 30, 2020, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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
ITEM 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019, and Part II, Item 1A of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30 2020, and in our other filings with the U.S. Securities and Exchange Commission.
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

AMERANT BANCORP INC. (Registrant)

Date:	November 6, 2020	By:	/s/ Millar Wilson
Millar Wilson
Vice-Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice President and Chief Financial Officer (Principal Financial Officer)