Form 10-K
period 2020-12-31
Amerant Bancorp Inc.
filed 2021-03-19
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number 001-38534

Amerant Bancorp Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0032379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
220 Alhambra Circle, Coral Gables, Florida	33134
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 460-8728
_________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share	AMTB	NASDAQ
Class B Common Stock, par value $0.10 per share	AMTBB	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No  ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2020 as reported by the NASDAQ Global Select Market on such date, was approximately $336 million. The aggregate market value of the Class B common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class B common stock on June 30, 2020 as reported by the NASDAQ Global Select Market on such date, was approximately $119 million.

The number of shares outstanding of the registrant’s classes of common stock as of March 5, 2021: Class A Common Stock, par value $0.10 per share, 28,996,122 shares; Class B Common Stock, par value $0.10 per share, 9,036,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2021 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

AMERANT BANCORP INC.
FORM 10-K
December 31, 2020

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in this Form 10-K and our other reports filed with the Securities and Exchange Commission (the “SEC”).

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider”, “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•Our profitability is subject to interest rate risk;
•We may be adversely affected by the transition of LIBOR as a reference rate;
•Our concentration of CRE loans;
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.
•Our allowance for loan losses may prove inadequate;
•The collateral securing our loans may not be sufficient to protect us from a partial or complete loss;
•Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense;
•Our valuation of securities and investments and the determination of the impairment amounts taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition;
•Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;
•Nonperforming and similar assets take significant time to resolve;
•We may be contractually obligated to repurchase mortgage loans we sold to third parties on terms unfavorable to us;
•Mortgage Servicing Rights requirements may change and require us to incur additional costs and risks;
•Our success depends on our ability to compete effectively in highly competitive markets;
•Defaults by or deteriorating asset quality of other financial institutions could adversely affect us;
•We could be required to write down our goodwill and other intangible assets;
•Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results;

•Our ability to raise additional capital in the future;.
•Conditions in Venezuela could adversely affect our operations;
•The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread has significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition;
•As a participating lender in the U.S. Small Business Administration Paycheck Protection Program, we are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties;
•Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk;
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
•Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions;
•Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;
•We may not be able to generate sufficient cash to service all of our debt;
•We and Amerant Florida Bancorp Inc., the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on our debt;
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes;
•Our business may be adversely affected by economic conditions in general and by conditions in the financial markets;
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
•Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us;
•A limited market exists for the Company's shares of Class B common stock;
•Holders of shares of Class B common stock have limited voting rights. As a result, holders of shares of Class B common stock will have limited ability to influence shareholder decisions;
•Certain of our existing shareholders could exert significant control over the Company;
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline;

•The stock price of financial institutions, like Amerant, may fluctuate significantly;
•We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Company Shares;
•Our dual classes of Company Shares may limit investments by investors using index-based strategies;
•We do not currently intend to pay dividends on our common stock;
•Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, Florida law, and U.S. banking laws could have anti-takeover effects;
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
•the other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Form 10-K.

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

Item 1. BUSINESS
Our Company
We are a bank holding company headquartered in Coral Gables, Florida, with $7.8 billion in assets, $5.8 billion in loans held for investment, $5.7 billion in deposits, $783.4 million of shareholders’ equity, and $2.0 billion in assets under management and custody (“AUMs”) as of December 31, 2020. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment and wealth management services are provided by the Bank’s national trust company subsidiary, Amerant Trust, N.A., or Amerant Trust, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, the Bank’s Grand Cayman based trust company subsidiary, Elant Bank & Trust Ltd., or the Cayman Bank, and the newly formed mortgage company, Amerant Mortgage, LLC. or Amerant Mortgage.
The Bank was founded in 1979 and is the second largest community bank headquartered in Florida. We currently operate 25 banking centers where we offer personal and commercial banking services. The Bank’s three primary markets are South Florida, where we operate eighteen banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have 7 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and a loan production office, or LPO, in Dallas, Texas, which we opened in early 2019; and the greater New York City area, where we also maintain a LPO that focuses on originating Commercial Real Estate (“CRE”) loans.
We have no foreign offices. The Cayman Bank does not maintain any physical offices in the Cayman Islands and has a registered agent in Grand Cayman as required by applicable regulations.
Our History
From 1987 through December 31, 2017, we were a wholly-owned subsidiary of Mercantil Servicios Financieros, C.A., which we refer to as the Former Parent. On August 10, 2018, we completed our spin-off from the Former Parent, or the Spin-off, through the distribution of 19,814,992 shares of our Class A common stock and 14,218,596 shares of our Class B common stock, in each case adjusted for a reverse stock split completed on October 24, 2018. Following the Spin-off, the Former Parent retained 19.9% of our Class A common stock, the Class A Retained Shares, and 19.9% of our Class B common stock, the Class B Retained Shares. Our shares of Class A common stock and Class B common stock, together the Company Shares, began trading on the Nasdaq Global Select Market on August 13, 2018.
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
At December 31, 2018, the Former Parent beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System, or the Federal Reserve, determined that the Former Parent no longer controlled the Company for purposes of the BHC Act. In March 2019, we completed the repurchase of the remaining Class B Retained Shares from the Former Parent. Following this repurchase, the Former Parent no longer owns any Company Shares.

Our Class A common stock and Class B common stock are listed on the Nasdaq Global Select Market under the trading symbols “AMTB” and “AMTBB,” respectively.
Amerant Trust Merger
On December 30, 2020 we filed applications with the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC, seeking approval to consolidate our existing trust and wealth management business, presently conducted by Amerant Trust, with the commercial banking business conducted by the Bank, by merging Amerant Trust with and into the Bank.

The merger of Amerant Trust with the Bank is intended to simplify Amerant’s organizational structure, enhance oversight and management functions, and eliminate redundant compliance, reporting and other administrative costs. The transaction represents an internal corporate reorganization of the Bank with its wholly-owned, consolidated subsidiary, and it is not expected to result in any substantive change in the products or services presently offered by either the Bank or Amerant Trust. No offices of either entity will be closed or relocated.

On February 12, 2021, the merger of Amerant Trust with the Bank was approved by the FDIC and subsequently, on March 3, 2021, the OCC issued an official certification authorizing the merger as well as for the Bank to exercise fiduciary powers. The consolidation of Amerant Trust with the Bank will be effective April 1st, 2021.

Amerant Mortgage

We recently incorporated a new operating subsidiary, Amerant Mortgage, in partnership with a team of highly specialized residential real estate executives with a long track record of success in the residential mortgage arena. Responding to the growing demand for residential mortgages, Amerant Mortgage will offer a full complement of residential lending solutions including conventional, government, Jumbo loans, and unique product offerings, ideally positioning the Company to become a true market leader. Additionally, Amerant’s residential mortgage team has been rolled into Amerant Mortgage. We expect Amerant Mortgage to be fully operational by the second quarter of 2021.

New Brand
We began the transition to our new Amerant brand and logo in the fourth quarter of 2018. In October 2018, our principal subsidiaries incorporated the Amerant brand into their corporate names and in the following months we proceeded to fully incorporate the Amerant brand throughout the Company and its communications, products, signs and services. On June 4, 2019, the Company’s stockholders approved a proposal to change the Company’s name Amerant Bancorp Inc. Each of the Company, the Bank and its principal subsidiaries now operate under the “Amerant” brand.
For the purpose of effecting the Spin-off, we and our Former Parent entered into a separation agreement. Under this separation agreement, our Former Parent granted us a two-year license commencing on the date of the distribution associated with the Spin-off to use its name and marks in connection with our business. No fees were payable for the first year of the license and since we completed the rebranding and ceased to use all of our Former Parent’s name and marks prior to the first anniversary of the Spin-off. No fees were paid to our Former Parent for the use of its name and marks.

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

In August 2019, the Company announced that, due to changes in the structure of its internal organization, it would report its financial performance as a single operating segment beginning with the quarter ended June 30, 2019. This change was consistent with the Company’s strategic shift to focus on community banking after the spin-off from its Former Parent in August 2018, and the rebranding of the Company launched in April 2019. As part of this strategic shift, the Company significantly reduced its international lending activities which had been largely allocated to the Corporate LATAM segment. As a result of these changes, all decisions, including those relating to loan growth and concentrations, deposit and other funding, market risk, credit risk, operational risk and pricing are now made after assessing their effects on the Company as a whole, using a single segment concept. Management determined that no separate current or historical reportable segment disclosures are required under generally accepted accounting principles in the United States of America (“GAAP”).
Our Markets

Our primary market areas are South Florida, the greater Houston, Texas and the greater New York City area, especially the five New York City boroughs. We serve our market areas from our headquarters in Coral Gables, Florida, and through a network of 18 banking locations in South Florida and seven banking locations in the greater Houston, Texas area. We also maintain a LPO in New York, New York that focuses on originating CRE loans, and a LPO in Dallas, Texas that originates all types of commercial loans. As part of our strategic plan, in addition to expansion in our domestic market areas, we may further diversify our markets through entry into other large metropolitan markets, especially in other major cities in Texas. Expansion may include LPOs and banking centers.
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
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2020, the Bank had a legal lending limit of approximately $136.1 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 25.7% of our legal lending limit and $30.0 million for all other loans, representing 22.1% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.

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
Credit risk management involves a collective effort among our Relationship Managers and credit underwriting, credit administration, credit risk and collections personnel. We generally conduct weekly credit committee meetings to approve loans at or above $10 million (loans for customers with an aggregate exposure equal to or above $10 million are also considered by the credit committee) and review any other credit related matter. Once a month, the asset quality trends and delinquencies are also reviewed by the credit committee and reports are elevated to senior management and the board of directors. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship Managers, credit administration personnel and senior management proactively support collection activities. Our evaluation and compensation program for our Relationship Managers includes asset quality goals, such as the percentage of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the Relationship Managers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.
Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury management services for our commercial clients. We solicit deposits through our relationship-driven team of dedicated and accessible bankers, through community-focused marketing and, increasingly, through our dedicated national online channel. We also seek to cross-sell deposit and wealth management products and services at loan origination, and loans to our depository and other customers. Our deposits are fully-insured by the FDIC, subject to applicable limits. See “-Supervision and Regulation.”
We utilize brokered deposits. As of December 31, 2020 and 2019, we had brokered deposits of $634.5 million and $682.4 million, 11.1% and 11.9% of our total deposits at those dates, respectively.
Following the Spin-off, we have sought to continue to increase our share of domestic deposits by continuing our banking center expansion and reconfiguration plans and focusing on improved efficiency and customer satisfaction.
Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services catering to high net worth customers, our trust and estate planning products include simple and complex trusts, private foundations, personal investment companies and escrow accounts. Until March 31, 2021, these products and services will be offered through Amerant Trust and the Cayman Bank. Effective April 1st, 2021, Amerant Trust will be merged into the Bank, see “Amerant Trust Merger” above, and all trust products and services offered by Amerant Trust will now be directly offered by the Bank. Upon completion of the merger, Amerant Trust’s wholly-owned subsidiary, CTC Management Services, LLC, will become a wholly-owned subsidiary of the Bank and will continue to provide corporate and ancillary administrative services for fiduciary relationships.

The Cayman Bank is a bank and trust company domiciled in George Town, Grand Cayman. The Cayman Bank operates under a Cayman Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of Amerant Trust and the Bank, respectively, under separate agreements (upon completion of the merger of Amerant Trust into the Bank, all fiduciary services and general administration services to the Cayman Bank will be provided by staff of the Bank). Approximately 50% of our trust relationships, including those of many of our important foreign customers, employ Cayman Islands trusts and are domiciled in the Cayman Bank. The OCC periodically examines the Bank and Amerant Trust and reviews the fiduciary relationships and transactions that Amerant Trust and the Bank manage for the Cayman Bank. The Cayman Bank serves a number of our trust and wealth management customers, and develops high net worth international customer relationships with offshore trust and estate planning services.
We also offer brokerage and investment advisory services in global capital markets through Amerant Investments, which is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and a registered investment adviser with the SEC. Amerant Investments acts as an introducing broker-dealer through Pershing (a wholly-owned subsidiary of The Bank of New York Mellon) to obtain clearing, custody and other ancillary services. Amerant Investments offers a wide range of products, including mutual funds, exchange-traded funds, equity securities, fixed income securities, structured products, discretionary portfolio management, margin lending and online equities trading. Amerant Investments has distribution agreements with many major U.S. and international asset managers, as well as with some focused boutique providers. Amerant Investments provides its services to the Bank’s U.S. domestic and international customers. The Bank’s retail customers are offered non-FDIC insured investment products and services exclusively through Amerant Investments.
Other Products and Services
We offer banking products and services that we believe are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile device, telephone and mail. In 2020, we launched numerous upgrades to our digital channels, these included the launch of a completely updated mobile app for consumer and small business customers with many new features and an updated look and feel. Based on the success of our 2019 launch of Zelle, we expanded this service to our small business customers in the first quarter of 2021. Also, the Bank expanded its online account opening capabilities to include transactional accounts for domestic and international retail customers.

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
Investments
Our investment policy, set by our board of directors, requires that investment decisions be made based on, but not limited to, the following four principles: investment quality, liquidity requirements, interest-rate risk sensitivity and estimated return on investment. These characteristics are pillars of our investment decision-making process, which seeks to minimize exposure to risks while providing a reasonable yield and liquidity. Under the direction of the Asset-liability Management Committee (“ALCO”) and management, the Bank’s employees have delegated authority to invest in securities within specified policy and program guidelines.

Information Technology Systems
We continue to make significant investments in our information technology systems for our deposit and lending operations and treasury management activities. We believe that these investments, including additional technology changes to implement our strategic plan, are essential to enhance our overall customer experience, to support our compliance, internal controls and efficiency initiatives, to expand our capabilities to offer new products, and to provide scale for future growth and acquisitions. We license our core data processing platform from a nationally recognized bank software vendor, which we believe provides us with essential functionalities to support our continued growth. Our internal network and the majority of our key applications are maintained or hosted in-house, while our focus on technology use to support our business strategies has led to increased digital investments. The scalability of our infrastructure is designed to support our expansion strategy. In addition, we leverage the capabilities of third-party service providers to augment the technical capabilities and expertise that is required for us to operate as an effective and efficient organization. In December 2019, we engaged Salesforce® for its Customer Relationship Management (“CRM”) system, which we successfully rolled out in 2020. This customizable platform enables the Company to integrate its marketing campaigns, onboarding processes and customer service. In December 2019, we also engaged nCino® for its loan origination platform and in 2020 completed its launched for our commercial banking customers and expect to launch it for our retail customers in the third quarter of 2021. nCino®’s loan origination platform will be fully integrated with Salesforce® CRM system and will enable customers, portfolio managers and underwriters to collaborate in real-time, potentially creating important efficiency gains n the loan origination process.
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
The Bank also has a business continuity/disaster recovery plan, or BCP, which it actively manages to prepare for any business continuity challenges it may face. Our BCP provides for the resiliency and recovery of our operations and services to our customers. The plan is supported and complemented by a robust business continuity governance framework, a life safety program as well as an enterprise-wide annual exercise and training to keep the program and strategies effective, scalable and understood by all employees. We believe both the Security Program and BCP adhere to industry best practices and comply with the guidelines of the Federal Financial Institutions Examination Council, or FFIEC, and are subject to periodic testing and independent audits.

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
Our Business Strategy
Our strategic plan is centered on building core commercial and personal relationships and focuses on deepening existing deposit and lending activities with current clients and increasing our customer base by enhancing the value proposition of our products and services by tailoring them to targeted segment needs.

Our strategic objectives include:
•Increase domestic core deposits, focused on client acquisition and deepen relationships by bundling products to increment client stickiness, as well as gain a greater share of each customer’s business;
•Enhance retail and commercial sales and servicing approaches with a consultative needs based and high touch perspective, using CRM tools;
•Retain international deposits by adding new and revamped products bundles and improving the customer journey;
•Expand and improve digital capabilities to increase the use of data analytics for the acquisition and onboarding of customers in high value business segments, as well as to enhance customer service journeys;

•Amplify digital offering to attract core and time deposit accounts;
•Focus on more granulated domestic lending opportunities, especially relationship-driven consumer, commercial, business and CRE loans, that may improve our returns at lower risks;
•Improve cross-selling among all business lines, with a focus on attracting core deposits, fee income and loans, while building broader, more profitable customer relationships, including wealth management;
•Increase non-interest fee income through our cash management products, interest rate swaps, private banking and wealth management services;
•Buildup our scalable wealth management business with more domestic, as well as international customers;
•Where possible, reconfigure banking centers to smaller banking centers of the future facilities, and relocate certain banking centers to better locations as existing leases expire;

•Upgrade the customer experience by:
◦improving online and mobile banking for retail and commercial customers;
◦transforming our banking centers to provide a seamless retail banking experience with staff focused on consultative customer service across the full range of products we offer with less emphasis on routine transactions;
◦streamlining and expediting product applications, transactions and customer processes compliant with regulatory requirements, such as data privacy and anti-money laundering; and
◦providing quicker decisions on customer requests while maintaining accountability and appropriate credit and compliance standards;
•Increase the use of digital tools (CRM and a new loan origination system) to streamline the sales process and increase efficiency;
•Reduce staffing generally, including as a result of more automated and better integrated systems;
•Reduce and reorganize the space we occupy in our main office to increase the amount and attractiveness of space available for lease to third parties; and
•Align responsibilities and incentives to achieve these goals.
Human Capital Management
The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to continuously develop talent; reward and support employees through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; and engage employees as brand ambassadors of our products and experiences.
Our corporate culture and core values (focus on the customer, innovative and forward thinking, sound financial management, doing what is right, collaborative thinking, developing our people and strengthening our communities) reflect our commitments to our customers, investors, employees, and the communities in which we do business. These values serve as guiding principles to provide a safe and positive work environment for our employees and delivering on our goals to our customers, investors, stakeholders and communities we serve. We believe we have a strong workforce, with a good mix of professional credentials, experience, tenure and diversity, that coupled with their commitment to uncompromising values, provide the foundation for our Company’s success.
The Company’s Human Capital Management includes the following areas of focus:
Talent
Attracting, developing, and retaining the best talent with the right skills is central to our long-term strategy to drive our success.

Our workforce is managed in alignment with business needs. Management believes it has adequate human capital to operate its business successfully. The Company and its subsidiaries had 714 full-time equivalent employees, or FTEs, at the end of 2020. Approximately 91% of our employees are in Florida, 7% in Texas and 1% in New York. Our workforce was 48% male and 52% female at the close of 2020, and women represented 40% of Amerant’s middle management leadership (as classified by Equal Employment Opportunity Commission Category “Middle, First Management Officials”). The ethnicity of our workforce was 85% Hispanic, 8% White, 3% Black, 2% Asian, and 2% other.
We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our workforce is approximately 10 years. Voluntary workforce turnover (rolling 12-month attrition) was 14% at the end of 2020 (excluding a voluntary early retirement plan implemented by the Company in the fourth quarter of 2020).
In 2020, the COVID-19 pandemic had a significant impact on how we managed our human capital. A significant portion of our workforce worked remotely, and we instituted safety protocols and procedures for employees who continued to work on site. Due to the current climate, including COVID-19 impacts, and the changing environment in which we are operating, the Company has generated efficiencies in its staffing, including limiting hiring to critical business roles, and those that advance our digital transformation strategy. Consequent to the environment, we relied heavily on using contingent workforce, accounting for approximately 25% of our 2020 new hires. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions. Our emphasis on employee retention, employee evaluations and career progression contributed to a promotion rate of approximately 7% in 2020. We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace.
Additionally, within the Company’s effort to streamline operations and better align its operating structure with its business activities, reorganization efforts adopted in 2020 led to a reduction in force of 62 employees.
Learning and Development
Our employees are inspired to achieve their full potential through learning and development opportunities, recognition, and motivation. We invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online instructor-led and on-the-job learning assignments. Our learning and development strategy is aligned with the global Association for Talent Development and our business strategy. Understanding that all employees learn differently, we offer a variety of learning options including traditional classroom learning, virtual learning, any time learning, mobile learning, and social collaboration.
In 2020, amidst a pandemic, we continued to emphasize employee development and training. To empower employees to reach their full potential, we provided a diverse range of learning programs, opportunities, and resources. We use an online talent development tool that provides employees with a variety of learning options, including access to instructor-led classroom and virtual courses, on-demand recorded sessions and self-paced web-based courses. We also introduced a partnership with LinkedIn Learning and increased the learning options for our employees, which in 2020 contributed an additional 491 hours of learning with 1,309 courses viewed. We also leveraged LinkedIn Learning to launch a curriculum for our leaders that focused on the right skills to lead through the pandemic including leading during great times of change, and managing and monitoring teams and performance at a distance.
The primary focus for learning in 2020 included supporting the organization in the launch of our new digital tools, Salesforce and nCino, supporting leaders in managing performance during the pandemic, and continuing with our efforts in the areas of sales, customer service and digital transformation. We delivered approximately 24,000 learning hours and invested an average of $1,147 dollars per employee in all our learning programs.

We also continue offering higher-education tuition costs reimbursement programs which are aimed at helping our employees put their career goals within reach, and provide them with access to a wide variety of degrees and certificates.
Employee engagement
To assess and improve employee retention and engagement, the Company regularly conducts anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice. In 2020, we established a successful partnership with Qualtrics as our leading survey provider. This relationship allowed us to:
•Immediately access survey results for faster action planning.
•Create ad hoc surveys and administer pulse surveys mid-year.
•Provide managers with direct access to their results using a reporting dashboard allowing them to take ownership and action on their results.
•Have seamless integration with our customer experience data.

We achieved a 89% participation rate in our 2020 employee engagement survey while the engagement score remained stable at 79%. For two consecutive years, Amerant managed to sustain high engagement levels even under the difficult pandemic scenario. This engagement level exceeds the 72% Qualtrics Global Average.
The Company closely monitors the implementation of these surveys and results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities to drive meaningful improvements in employee engagement. Management believes that the Company's employee relations are favorable.
In 2020, the Company began sponsoring Team ECHO (Empowerment, Commitment and Harmonious Opportunities), a group of employees that support and promote certain mutual objectives of both the employees and the Company. Team ECHO is charged with developing specific actions aimed at improving the employee experience on several key strategic priorities including:
•Increasing the levels of cross functional collaboration,
•Generating awareness and sharing knowledge of our products and services, and
•Improving work processes that impact the employee and customer experience.

Health and Safety
Consistent with our operating principles, the health and safety of our employees is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.
In response to the COVID-19 pandemic, the Company implemented several protocols to ensure the health and safety of our employees. The below actions have been implemented during the pandemic:
•Enabling remote work;
•Requiring masks to be worn in all locations;
•Encouraging any employee who is sick to stay home;
•Providing regular communication to employees regarding health and safety protocols, temperature screening, reporting process, as well as giving guidance on staying safe in their personal lives;

•Implementing hands free, contact less, temperature kiosks to take employee temperature upon arrival to the office;
•Increasing cleaning protocols and providing additional cleaning supplies across all locations;
•Providing personal protective equipment to all branch personnel;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposures;
•Establishing new social distancing procedures for employees who need to be onsite;
•Encouraging employees not to travel and, if needed, instructing them on the process to follow upon their return.

In addition, the Company launched wellness activities in response to COVID-19, including the “Get Moving with Amerant” program, a series of activities aimed at helping employees manage stress, health, and overall wellness.
Diversity and Inclusion
Our diversity and inclusion objectives are to build teams that reflect the life experiences of our employees, while employing and supporting a diverse array of voices in our corporate environment. Over 50% of our workforce is female and a great majority of our workforce self-identifies as Hispanic or Latino. Our diversity and inclusion principles are also reflected in our employee training, particularly with respect to our policies against harassment and the elimination of bias in the workplace. For over 20 years we have championed targeted development programs for underrepresented talent in partnership with the Center for Financial Training, a local chapter of the American Bankers Association.
Total Rewards
As part of our compensation philosophy, we believe in a competitive, total rewards program aligned with our business objectives and the interests of our stakeholders. We remain committed to delivering a compensation program with the fundamental principles of fairness, transparency, efficiency, and compliance with laws and regulations. Based on specific job position and market conditions, our total rewards program combines fixed and variable compensation: base salary, short-term incentive, equity-based long-term incentive, and a broad range of benefits. This compensation approach plays a significant role in our ability to attract, retain and motivate the quality of talent necessary to achieve our strategic business goals and drive sustained performance. Our compensation model engages employees to contribute towards the achievement of shared corporate objectives, while differentiating pay on performance based on individual contributions.
Wellness
The Company takes pride in providing excellent health and wellness benefits to our employees and their families. The benefits package offered includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits we also offer Flexible Spending Accounts (FSA) and Health Savings Accounts (HSA).
Medical Plans
Our nationwide healthcare plans allow full time and part time employees to select from multiple health plan options. The company provides competitive medical premiums, including a wellness premium discount when employees complete preventive requirements and completion of a health risk assessment. The Company contributes up to 91% towards the medical premium depending on the tier chosen and whether wellness requirements have been completed. The Company also contributes $500 towards the HSA accounts when the employee has the high deductible medical plan for the employee only coverage and $1000 for all other tiers on the high deductible plans. In 2020, the Company started offering coverage of COVID-19 testing under all Company medical plans at no cost to the employees and their dependents.

Dental, Vision and Legal Plans
Full time and part time employees are eligible to participate in our dental, vision and legal plan offerings. The Company contributes up to 100% depending on the plan and chosen tier, and provides access to numerous providers across the country. Employees can also choose to purchase out of pocket insurance policies providing income protection and cash for services with five different plans from accident, short term disability, cancer, hospital indemnity, and critical care. The Legal Plan is an attorney owned and operated legal plan offering comprehensive legal assistance, advise and discounted representation on all types of legal services.
Life, AD&D and Disability
Group Basic Life and AD&D Insurance is offered to all full time and part time employees, at two times their annual salary with a maximum coverage of $300,000. Employees may choose to purchase additional life insurance up to a specified limit. Full time and part time employees also benefit from free Short-Term Disability insurance.
Retirement Plans
In addition to health insurance benefits, the Company also offers to all employees a tax-qualified retirement contribution plan with 100% matching contribution up to 5% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible high-compensated employees. Our total benefits package supports our employee’s well-being to achieve a healthy and financial lifestyle goal. The Company also offers a post-tax ROTH retirement plan complementary to the tax-qualified retirement contribution plan, up to 2% after-tax contribution.
Other Subsidiaries
Intermediate Holding Company
The Company owns the Bank through our wholly-owned, intermediate holding company, Amerant Florida Bancorp Inc., or Amerant Florida. Amerant Florida is the obligor under the $64.2 million aggregate principal amount of junior subordinated debentures related to our outstanding trust preferred securities at December 31, 2020, and the unconditional guarantor of the $60 million Senior Debt we issued in 2020. As of December 31, 2020 and 2019, Amerant Florida had cash and cash equivalents of $16.6 million and $48.9 million, respectively, on a stand-alone basis. See — “Capital Resources and Liquidity Management” for details.
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

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company,” or “EGC”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act.

SUPERVISION AND REGULATION
We and the Bank are extensively regulated under U.S. Federal and state laws applicable to financial institutions. Our supervision, regulation and examination are primarily intended to protect depositors, and are not intended to protect our shareholders. Any change in applicable law or regulation may have a material effect on our business. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

Bank Holding Company and Bank Regulation

The Company is a bank holding company, subject to supervision, regulation and examination by the Federal Reserve under the Bank Holding Company Act, or “BHC Act.” Bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain related activities. We are required to file periodic reports and other information with the Federal Reserve, which examines us and our non-bank subsidiaries.

Bank holding companies that meet certain criteria may elect to become “Financial Holding Companies.” Financial Holding Companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination. The Company has not elected to become a financial holding company, but it may elect to do so in the future.

The Bank is a national bank subject to regulation and regular examinations by the OCC, and is a member of the Federal Reserve Bank of Atlanta. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters.

The Bank is a member of the FDIC’s DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Bank also is subject to regulations issued by the CFPB, with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion of assets. See “-FDIC Insurance Assessments”.

The Bank maintains loan production offices, or “LPOs,” in New York City and Dallas, Texas. LPOs may only engage in certain functions on behalf of the Bank, such as soliciting loans (including assembling credit information, property inspections and appraisals, securing title information, preparing loan applications, loan servicing), and acting as a liaison with customers of the Bank. Loans and credit extensions cannot be approved by an LPO. Our LPO offices also solicit deposits, provide information about deposit products, and assist customers in completing deposit account opening documents. The LPOs are not “branches” under applicable OCC regulations and cannot engage in general banking transactions, deposit taking and withdrawals, or lending money. The LPOs are subject to supervision and examination by the OCC.

Changes in Control

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or “control” of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or “control” of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. However, a bank holding company may engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the acquirer is “well capitalized” and “well managed”. A national bank located in Florida, with the prior approval of the OCC, may acquire and operate one or more banks in other states. In addition, national banks located in Florida may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Florida. Under the Bank Merger Act, prior OCC approval is required for a national bank to merge or consolidate with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve mergers and other acquisition transactions, the OCC is required to consider factors similar to the Federal Reserve under the BHC Act, including the applicant’s financial and managerial resources, competitive effects and public benefits of the transaction, the applicant’s performance in meeting community needs, and the effectiveness of the entities in combating money laundering activities. The Dodd-Frank Act permits banks, including national banks, to branch anywhere in the United States.

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W thereunder, the Bank is subject to restrictions that limit certain types of transactions between the Bank and its non-bank affiliates. In general, U.S. banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving its non-bank affiliates. Additionally, transactions between U.S. banks and their non-bank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.

Source of Strength

Federal Reserve policy and the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, require a bank holding company to act as a source of financial strength to its FDIC-insured bank subsidiaries and to commit resources to support these subsidiaries. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Safe and Sound Banking Practices

Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities.

Privacy

A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have policies regarding information privacy and security. The Gramm-Leach-Bliley Act, or the “GLB Act,” and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third-parties. Some state laws also protect the privacy of information of state residents and require adequate security of such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Reserves

The Federal Reserve requires all depository institutions to maintain reserves against transaction accounts (noninterest-bearing and NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Community Reinvestment Act and Consumer Laws

The Community Reinvestment Act (“CRA”) and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the CRA. The OCC considers a bank’s CRA rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Federal Reserve reviews the CRA performance record of all banks involved in a merger or acquisition in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank received an “outstanding” rating since 2000, including its most recent CRA evaluation in June 2020.

The Bank is also subject to, among other things, other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

The CFPB has the authority, previously exercised by the federal bank regulators, to adopt regulations and enforce these federal consumer laws. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority in making rules and providing guidance that affects bank regulation in these areas and the scope of bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set by CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates.

Anti-money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or “BSA,” the USA Patriot Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions.

The USA Patriot and BSA Acts and the related federal regulations require banks to establish anti-money laundering programs that include policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers.

In addition, South Florida has been designated as a “High Intensity Financial Crime Area,” or HIFCA, by the Financial Crimes Enforcement Network (“FinCEN”) and a “High Intensity Drug Trafficking Area,” or HIDTA, by the Office of National Drug Control Policy. The HIFCA program is intended to concentrate law enforcement efforts to combat money laundering efforts in higher-risk areas. The HIDTA designation makes it possible for local agencies to benefit from ongoing HIDTA-coordinated program initiatives that are working to reduce drug use.

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

Payment of Dividends
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

In 2019, the Basel III Capital Rules were fully phased-in and further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement. The Company and the Bank exceeded the capital conservation requirement at year end 2020. See “Basel III Capital Rules.”

Capital

We and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our and the Bank's capital levels. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 or “CET1” capital ratio, as well as, the leverage capital ratio.

The Federal Reserve has risk-based capital rules for bank holding companies and the OCC has similar rules for national banks. These rules required at year end 2020 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 10.50%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pre-tax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a loan loss allowance up to 1.25% of its standardized total risk-weighted assets, excluding the allowance. We collectively refer to Tier 1 capital and Tier 2 capital as Total risk-based capital.

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

Basel III Capital Rules

The Federal Reserve, the OCC and the other bank regulators adopted in June 2013 final capital rules, or the Basel III Capital Rules, for bank holding companies and banks implementing the Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for more Resilient Banks and Banking Systems.” These new U.S. capital rules were generally fully phased-in on January 1, 2019.

In order to avoid certain restrictions on permissible dividends, stock repurchases and discretionary bonuses, a minimum “capital conservation buffer” of CET1 capital of at least 2.5% of total risk-weighted assets, is required. The capital conservation buffer is calculated as the lowest of: (i) the banking organization’s CET1 capital ratio minus 4.5%; (ii) the banking organization’s Tier 1 risk-based capital ratio minus 6.0%; or (iii) the banking organization’s total risk-based capital ratio minus 8.0%.

The capital elements and total capital under the Basel III Capital Rules are as follows:

Minimum CET1	4.50%
Capital Conservation Buffer	2.50%
Total CET1	7.00%
Deductions from CET1	100.00%
Minimum Tier 1 Capital	6.00%
Minimum Tier 1 Capital plus conservation buffer	8.50%
Minimum Total Capital	8.00%
Minimum Total Capital plus conservation buffer	10.50%
The Federal Reserve, the OCC, and the FDIC, published a final rule on July 22, 2019 (“ the Capital Simplifications Final Rule”) that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Non-advanced approaches institutions were permitted to implement the Capital Simplifications Final Rule as of its revised effective date in the quarter beginning January 1, 2020, or wait until the quarter beginning April 1, 2020. As of the date of implementation, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also, effective October 1, 2019, the final rule made various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the BHC Act and Federal Reserve Regulation Y. The Company adopted these simplified capital rules in the first quarter of 2020 and had no material effect on the Company’s regulatory capital and ratios.

As of December 31, 2020, the Bank's CET1 ratio was 12.65% and its total risk-based capital ratio was 13.91%. As a result, the Bank is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.

Prompt Corrective Action Rules

The Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA,” among other things, requires the federal bank regulators to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories for insured deposit institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital category will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Common Equity ratio of not less than 6.5%, a Tier 1 Capital ratio of not less than 8%, and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the FDIC’s DIF.

In 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed above. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Capital Rules and file the appropriate regulatory reports.

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act,” the federal banking agencies authorities adopted a final rule, effective November 9, 2020, that (i) reduced the minimum community bank leverage ratio to be deemed “well capitalized” from 9% to 8% through calendar year 2020, (ii) set the ratio at 8.5% for calendar year 2021, (iii) sets the ratio back at 9% for 2022 and thereafter, and (ii) gave community banks two-quarter grace period to satisfy the ratio if the ratio falls out of compliance by no more than 1%. As of March 31, 2020, the Company determined to opt out of adopting the new “community bank leverage ratio” given that the perceived benefits provided by the new regulation did not exceed the potential costs considering the Company’s current and projected size and operations.

The prompt corrective action rules have been conformed by the Basel III Capital Rules, as discussed above. See “Management’s Discussion and Analysis-Regulatory Capital Requirements for details on the Company’s and the Banks’ regulatory capital.”

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

FDIC Insurance Assessments

Deposits at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable laws and regulations. Our deposit accounts are insured by the Deposit Insurance Fund, or “DIF,” generally up to a maximum of  $250,000 per separately insured depositor. In order to fund the DIF, all insured depository institutions are required to pay quarterly assessments to the FDIC that are based on an institutions assignment to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.

Lending Practices

The federal bank regulators released guidance in 2006 on “Concentrations in Commercial Real Estate Lending” (the “CRE Guidance”). The CRE Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The guidance provides the following criteria regulatory agencies will use as indicators to identify institutions that may be exposed to CRE concentration risk: (i) experienced rapid growth in CRE lending ; (ii) notable exposure to a specific type of CRE; (iii) Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (iv) Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months. We have always had significant exposures to loans secured by CRE due to the nature of our markets. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the guidance.

London Inter-Bank Offered Rate (LIBOR)

We have contracts, including loan agreements, which are currently indexed to LIBOR. The use of LIBOR as a reference rate in the banking industry is beginning to decline. In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee, or “ARRC,” was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate, or “SOFR,” a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The International Swaps and Derivatives Association, Inc. provided guidance on fallback contract language related to derivative transactions in late 2019. In 2019, the Asset/Liability Management Committee appointed a team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR and guide the organization through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. In addition, the project team assessed all third-party-provided products, services, and systems for LIBOR exposure to ensure their readiness. The Company will also be embarking on addressing amendments to legacy loans and derivative contracts that require updated LIBOR cessation fallback language.

Future Legislative Developments

Future federal or state legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. At this time, it is difficult to anticipate the continued impact this expansive legislation will have on our business, our clients, and the financial industry generally. Changes resulting from further implementation of, changes to or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.

COVID-19 and the Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is likely that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “Flexibility Act”) was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds, and made significant changes to the PPP to provide additional relief for small businesses. The Flexibility Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions, extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules, and relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the Flexibility Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. On July 4, 2020, Congress enacted a new law to extend the deadline for applying for a PPP loan to August 8, 2020. The program was re-opened on January 11, 2021 with updated guidance outlining program changes to enhance its effectiveness and accessibility. This round of the PPP will serve new borrowers, as well as allow certain existing PPP borrowers to apply for a second draw PPP Loan and make a request to modify their first draw PPP loan. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as Troubled Debt Restructurings, or TDRs, and suspend any determination related thereto if (i) the loan modification was made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The COVID-19 emergency declaration was reaffirmed on February 24, 2021 and will continue in effect beyond March 1, 2021. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they would not be criticized by examiners for doing so. The Company applied this guidance to qualifying loan modifications. See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information about the COVID-19-related loan modifications completed by the Company.

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility.

Available Information

We maintain a website at the address www.amerantbank.com. On our website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as proxy statements on Schedule 14A and amendments to the materials. Materials are available online as soon as practicable after we file them with the SEC. Additionally, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website is not incorporated by reference in, or considered part of, this Form 10-K.

Information about our Executive Officers
Millar Wilson. Mr. Wilson, age 68, has served as Chief Executive Officer of the Company and the Bank since 2009 and as the Vice-Chairman of the Company and the Bank from 2013 through February 2021 and as a director since 1987. Mr. Wilson also served as an alternate director for the Former Parent from 2015 to 2017. Under his leadership, the Bank has grown from $6.0 to $8.0 billion in assets. Mr. Wilson served in various roles with the Former Parent for over 40 years, including as Executive Director of International Business of the Former Parent from 2013 until January 2018. Mr. Wilson served as a member of the board of directors of the Federal Reserve Bank of Atlanta, Miami Branch from 2013 to 2018, as a member of the board of directors of Enterprise Florida, Inc. from 2009 to 2013, as chairman of the board of directors of the American Red Cross of Greater Miami and the Keys from 2001 to 2002 and as a director and treasurer of the Miami Dade College Foundation from 1999 to 2004. Mr. Wilson is a graduate of Bradford University, England and the Harvard Business School Management Development Program.
On January 14, 2021, Mr. Wilson, advised the Company’s Board of Directors that he will retire from his roles as Vice Chairman and Chief Executive Officer of the Company and the Bank, effective as described below by the Transition Date. Thereafter, he will remain a director of the Company and a director of the Bank. Also, on January 14, 2021, the Company’s Board of Directors appointed Gerald P. Plush, as the Company’s Executive-Vice Chairman effective as of February 15, 2021; and as Vice-Chairman and Chief Executive Officer effective the day following the filing of the Company’s 2020 Form 10-K with the SEC (the “Transition Date”). Mr. Plush has also been appointed as Executive Vice-Chairman of the Bank, effective on February 15, 2021 and as Vice-Chairman and Chief Executive Officer of the Bank, effective as of the Transition Date. Mr. Plush’s employment with the Company and the Bank shall be effective as of February 15th, 2021. To facilitate the transition, Mr. Wilson has agreed to relinquish his title as Vice Chairman of the Board effective February 15th, 2021 but remain as Chief Executive Officer until the Transition Date. After the Transition Date, Mr. Wilson will remain as an Executive Advisor of the Company to assist with the transition of the Vice-Chairman and Chief Executive Officer role until March 31, 2021.

Gerald P. Plush. Mr Plush, age 62, has served as director of the Company’s and the Bank’s Board of Directors since July and October 2019, respectively, and as Executive Vice-Chairman since February 2021. Mr. Plush is a highly respected financial services industry professional with over 30 years of senior executive leadership experience. From 2019 to February 2021, he was a partner at Patriot Financial Partners, or Patriot, a private equity firm where he sourced new investment opportunities and represented Patriot on the board of directors for multiple portfolio banks, specialty finance and fintech companies. In 2018, he served as CEO for Verdigris Holdings, Inc., leading this start up through the regulatory application, organization and initial funding processes. Mr. Plush’s other prominent leadership roles include his tenure with Santander US from 2014 to 2017, initially as CFO and Executive Committee member, and subsequently as Chief Administrative Officer. He served on the board of Santander Consumer from 2014 to 2016, and as a director for the FHLB of Pittsburgh from 2016 to 2017. Mr. Plush previously served as President, COO and Board Member for Webster Bank beginning in 2006 as EVP and Chief Financial Officer. He spent 11 years with MBNA America, most recently as Senior Executive Vice President & Managing Director for corporate development and prior to that as CFO - North America. Mr. Plush holds a Bachelor of Science degree in Accounting from St. Joseph’s University in Philadelphia, Pennsylvania. He has been active in several well-known philanthropic organizations, most recently on the board of directors of Junior Achievement of Southeastern Pennsylvania.

Carlos Iafigliola. Mr. Iafigliola, age 44, has served as Executive Vice-President and Chief Financial Officer of the Company and the Bank since May 2020. Mr. Iafigliola provides support and guidance to the Chief Executive Officer on the execution of the business strategy. He directly manages all finance areas, including treasury, accounting, budgeting, tax and reporting. He is also responsible for investor relations. Mr. Iafigliola has served in various roles with us since 2004 in the Treasury area, including Senior Vice President and Treasury Manager from 2015 through May 2020. In this capacity, he was responsible for balance sheet management and overall supervision of the Company’s treasury functions, including management of the investment portfolio, professional funding, and relationships with regulatory agencies and financial markets participants. Mr. Iafigliola earned a degree in Economics from Universidad Catolica Andres Bello in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003.
Alfonso Figueredo. Mr. Figueredo, age 59, was appointed as the Co-President and Chief Operating Officer in February 2018 and became President and Chief Operating Officer in March 2020. Mr. Figueredo is responsible for all the day-to-day business operations and administration activities, including operations & technology, digital transformation, and data management. Mr. Figueredo served in various roles with the Former Parent from 1988 to 2018, including as Executive Vice-President of Operations & Administration from 2015 to 2018 and Chief Financial Officer from 2008 to 2015. Previously, he held various management positions in finance from 1988 to 2008, including as Corporate Controller. Prior to joining the Former Parent, he worked at PricewaterhouseCoopers (“PwC’) in Caracas, Venezuela from 1981 to 1988. Mr. Figueredo served as President of the Bank Controllers Committee of the Venezuela Banking Association (ABV) from 2000 to 2005 and as a member of the Venezuelan-German Chamber of Commerce from 2012 to 2015. He received a degree in accounting and his MBA from Universidad Católica Andrés Bello in Caracas, Venezuela.
Miguel Palacios. Mr. Palacios, age 52, was appointed as the Executive Vice-President and Chief Business Officer in February 2018. Mr. Palacios is responsible for implementing our business strategies, managing the business units, and establishing performance and production targets to achieve our financial objectives. Mr. Palacios is responsible for products & channels. He has held various roles since joining the Bank in 2005, including as Executive Vice-President and Domestic Personal and Commercial Manager from 2012 to 2018, Special Assets Manager from 2009 to 2012 and Corporate International-LATAM Manager from 2005 to 2009. Mr. Palacios also served in various roles with the Former Parent from 1992 to 2004. Mr. Palacios graduated with a degree in Business Administration from Universidad Jose Maria Vargas in Caracas, Venezuela.
Alberto Capriles. Mr. Capriles, age 53, was appointed as Executive Vice-President in February 2018 and has been the Company’s Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance. Mr. Capriles served in various roles with the Former Parent since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement the Former Parent’s enterprise risk management model. Prior to joining the Former Parent, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles has also served as a Professor in the Economics Department at Universidad Católica Andrés Bello in Caracas, Venezuela from 1996 to 2008. Mr. Capriles graduated with a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.

On December 31, 2020, Jorge Trabanco, Executive Vice-President and Chief Accounting Officer, retired from the Company. Consistent with the Company’s effort to streamline operations and better align its operating structure with its business activities, the Company has determined to eliminate the position of Chief Accounting Officer and create a new Controller position, which is responsible for, among other matters, overseeing the Company’s accounting and reporting functions. On January 1, 2021, Armando Fleitas, started serving as Senior Vice-President and Controller of the Company and in this capacity serves as the principal accounting officer of the Company.
Armando Fleitas, 44, joined Amerant in 2010, serving in various management positions in the financial reporting area, including most recently, prior to his current role, as Senior Vice-President and Financial Reporting Manager. In his prior and current role, he has been responsible for overseeing the preparation of consolidated and stand-alone statutory financial statements, the quarterly and annual reports on Forms 10-Q and 10-K of the Company filed with the SEC. Previously, he was also responsible for overseeing the Company’s internal controls over financial reporting function and the vendor management function. Mr. Fleitas began his career in 1996 at PwC Venezuela, transitioning in 2003 to PwC in the US. At PwC, he held various roles in the areas of audit and accounting consulting services primarily serving customers in the financial services industry. Mr. Fleitas earned a bachelor’s degree in accounting from Universidad Católica Andrés Bello in Caracas, Venezuela, in 1998 and a master’s degree in accounting from the Huizenga School of Business and Entrepreneurship at Nova Southeastern University, Fort Lauderdale, USA, in 2011. He is a Certified Public Accountant (CPA) in the United States (NH-2005-active, NY-2010-inactive), and in Venezuela (2006). He holds a Chartered Global Management Accountant (CGMA) designation and is a member of the Florida Institute of Certified Public Accountants (FICPA) and the American Institute of Certified Public Accountants (AICPA).

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K or presented elsewhere from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

Risks Related to Our Business
•Our profitability is subject to interest rate risk.
•We may be adversely affected by the transition of LIBOR as a reference rate.
•Our concentration of CRE loans could result in increased loan losses, and adversely affect our business, earnings and financial condition.
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.
•Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.
•The collateral securing our loans may not be sufficient to protect us from a partial or complete loss if we are required to foreclose.
•Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense.
•Our valuation of securities and investments and the determination of the impairment amounts taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.
•Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek.
•Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.
•We may be contractually obligated to repurchase mortgage loans we sold to third parties on terms unfavorable to us.
•Mortgage Servicing Rights, or MSRs, requirements may change and require us to incur additional costs and risks.
•Our success depends on our ability to compete effectively in highly competitive markets.
•Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.
•We could be required to write down our goodwill and other intangible assets.
•Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results.
•We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.
Risks Related to Conditions in Venezuela
•Conditions in Venezuela could adversely affect our operations.
Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread has significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition.
•As a participating lender in the U.S. Small Business Administration Paycheck Protection Program, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
Risks Related to Risk Management, Internal Audit, Internal Controls and Disclosure Controls
•Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
•We may determine that our internal controls and disclosure controls could have deficiencies or weaknesses.
Risks Related to Technology and our Information Systems
•Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements.

•Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats.
•Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Acquisitions and Expansion Activities
•Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.
Risks Related to our Indebtedness
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
Risks Related to External and Market Factors
•Our business may be adversely affected by economic conditions in general and by conditions in the financial markets.
Risks Related to Regulatory and Legal Matters
•We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
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
Risks Related to Ownership of Our Common Stock
•A limited market exists for the Company's shares of Class B common stock.
•Holders of shares of Class B common stock have limited voting rights. As a result, holders of shares of Class B common stock will have limited ability to influence shareholder decisions.
•Certain of our existing shareholders could exert significant control over the Company.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline.
•The stock price of financial institutions, like Amerant, may fluctuate significantly.
•We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Company Shares.
•Our dual classes of Company Shares may limit investments by investors using index-based strategies.
•We do not currently intend to pay dividends on our common stock.
•Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, Florida law, and U.S. banking laws could have anti-takeover effects.
•We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
General Risk Factors
•We may be unable to attract and retain key people to support our business.
•Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.

Item 1A. RISK FACTORS
We are subject to risks and uncertainties that could potentially negatively impact our business, financial conditions, results of operations and cash flows. This section contains a description of the risk and uncertainties identified by management that could, individually or in combination, harm our business, results of operations, liquidity and financial condition, as well as of our financial instruments and our securities. In evaluating us and our business and making or continuing an investment in our securities, you should carefully consider the risks described below as well as other information contained in this Form 10-K and any risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors”. We may face other risks that are not contained in this Form 10-K, including additional risk that are not presently known, or that we presently deem immaterial. This Form 10-K and the risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements. Please refer to the section in this Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Risks Related to Our Business

Our profitability is subject to interest rate risk.
Our profitability depends to a large extent upon net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected by market interest rate changes where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Since our balance sheet is asset sensitive, a decrease in interest rates or a flattening or inversion of the yield curve could adversely affect us. Changes in market interest rates are unpredictable as they are affected by many factors beyond our control, including general economic conditions (inflation, recession, unemployment), fiscal and monetary policy, and changes in the United States and other financial markets. In addition, the COVID-19 pandemic has significantly impacted the financial markets and has prompted several actions by the Federal Reserve that have resulted in the decline of market interest rates to historical lows. This decline in interest rates could adversely affect our net interest income, margins and profitability, particularly if it is prolonged for a significant time period.
The production of mortgages and other loans and the value of collateral securing our loans, are dependent on interest rates as well as demand within the markets we serve. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, the value of mortgage and other loans produced, including long term fixed-rate loans and the value of loans sold, mortgage loan activities and the collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin, or NIM. In addition, in declining rate environments, we may experience a significant number of loan prepayments and replacement loans may be priced at a lower rate generating a decrease in our net interest income.
We may be adversely affected by the transition of LIBOR as a reference rate.
The anticipated cessation of LIBOR quotes after 2021 creates substantial risks to the banking industry, including us. A significant number of our loans, borrowings, derivative contracts and financial instruments are either directly or indirectly dependent on LIBOR and the transition from LIBOR could create considerable costs and additional risks. Unless alternative rates can be negotiated and determined, our floating rate loans, funding and derivative obligations that specify the use of a LIBOR index, will no longer adjust and may become fixed rate instruments at the time LIBOR ceases to exist. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. The expected discontinuance of LIBOR may also affect interest rate hedges and result in certain of these becoming ineffective and ineligible for hedge accounting. It could also disrupt the capital and credit markets as a result of confusion or uncertainty.

Several regulators, including the Federal Reserve, and other market participants in the U.S. and other countries have sponsored initiatives aimed at (a) transitioning to alternative reference rates and (b) addressing risks related to the language in legacy contracts given the possibility that LIBOR might cease being published. In spite of progress made by regulators and market participants to prepare for the discontinuation of LIBOR, uncertainties still remain; including whether replacement benchmark rates will become a market standard that replaces LIBOR, and if so, its effects on the terms of any transaction or financial instrument, our customers, or our future results of operations or financial condition. We are unable to predict what the impact of transition from LIBOR will be and if we fail to successfully manage the transition it could have a material adverse effect on our business, financial condition and results of operation.

Our concentration of CRE loans could result in increased loan losses, and adversely affect our business, earnings, and financial condition.
CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential, multifamily, retail, office, industrial and hotel construction.
The Bank’s portfolio of CRE loans was 325.0% of its risk-based capital, or 48.6% of its total loans, as of December 31, 2020 compared to 353.3% of its risk-based capital, or 51.7% of its total loans, as of December 31, 2019. Our CRE loans included approximately $1.5 billion and $1.6 billion of fixed rate loans at December 31, 2020 and 2019, respectively. In a rising interest rate environment, fixed rate loans may adversely affect our margin and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.
As of December 31, 2020, approximately 52% of total CRE loans were in Miami-Dade, Broward and Palm Beach counties, Florida, 24% were in the greater New York City area, including all five boroughs, and 16% were in the greater Houston, Texas area. The remainder were in other Florida, Texas and New York/New Jersey markets. Our CRE loans are affected by economic conditions in those markets.
In addition, lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our other real estate owned, or OREO, and therefore impact our earnings and financial condition, including our capital and liquidity.
The COVID-19 pandemic has had a negative impact on the economy and real estate markets. Although the housing and real estate markets have shown continued improvement since the outset of the pandemic, they remain at depressed levels in certain regions. If this positive trend were to revert and decline, we may experience higher than normal delinquencies and loan losses. In addition, if the United States economy returns to a recessionary state, management believes that it could significantly affect the economic conditions of the market areas we serve and we could experience significantly higher delinquencies and loan losses.
Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2020, approximately $2.8 billion or 49% and $1.2 billion or 20% of our loan portfolio was comprised of CRE loans and commercial loans, respectively. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy. Consequently, downturns in the real estate market and economy increase the risk related to commercial loans, particularly CRE loans. In addition, loan specific risks may also affect commercial loans, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting business development or other issues cause difficulties for our borrowers of these types of loans, if we fail to assess the credit of these loans accurately when underwriting them or if we fail to adequately continue to monitor the performance of these loans, our loan portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.
Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations. In addition, bank regulators periodically perform reviews of our allowance for loan losses and may require an increase of our provision for loan losses or the recognition of further charge-offs, based on judgments that differ from those of management. As a result, we may elect, or be required, to make further increases in our provision for loan losses in the future, particularly if economic conditions remain challenging for a significant time period or deteriorate further.
In addition, in June 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standard Update, ASU, that changed the loss model to consider current expected credit losses, or CECL. As an EGC, CECL will be effective for our first fiscal quarter beginning after December 31, 2022. However, if we cease to be an EGC, CECL becomes effective for our first fiscal quarter after losing the EGC status. CECL will substantially change how we calculate our allowance for loan losses. We cannot predict when and how it will affect our results of operations and the volatility of such results and our financial condition, including our regulatory capital.
The collateral securing our loans may not be sufficient to protect us from a partial or complete loss if we are required to foreclose.

Some of our loans are secured by a lien on specified collateral of our customers. However, the collateral may not protect us from suffering a loss if we foreclose on the collateral. Several factors may negatively impact the value of the collateral that we have a security interest in, including: changes in general economic and industry conditions; changes in the real estate markets in which we lend; inherent uncertainties in the future value of the collateral; the financial condition and/or cash flows of the borrower and/or the project being financed; and, any representation by the borrower of, or failure to keep adequate records related to, important information concerning the collateral.
Any one or more of the preceding factors could materially impair our ability to collect on specified collateral of our customers in the event loans we have made to such customers are not repaid in accordance with their terms, which could have a material adverse effect on our business, financial condition and results of operations.
Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core (domestic and foreign) and non-core deposits (such as reciprocal deposit programs and brokered deposits), and short-and long-term debt, the Federal Reserve Discount Window (Discount Window) and Federal Home Loan Bank of Atlanta, or FHLB, advances. We maintain a portfolio of securities that can be used as a source of liquidity. Any significant restriction or disruption of our ability to obtain funding from these or other sources could have a negative effect on our ability to satisfy our current and future financial obligations, which could materially affect our financial condition or results of operations.

The use of brokered deposits and wholesale funding not only increases our liquidity risk but could also increase our interest rate expense and potentially increase our deposit insurance costs. Our brokered deposits at December 31, 2020 were 11.1% of total deposits. Wholesale funding, which includes FHLB advances and brokered deposits, represented 24.8% of our total funding at December 31, 2020. At December 31, 2020, the Company had $530.0 million of FHLB advances with interest rates ranging from 0.62% to 0.97% which are callable prior to their maturity. This feature, if acted upon, could cause the cost of this funding to increase faster than anticipated. In addition, excessive reliance on brokered deposits and wholesale funding is viewed by the regulators as potentially risky for all institutions and may adversely affect our liquidity and the regulatory views of our liquidity. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital.”
We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, Alternative funding to deposits may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive and potentially less stable funding sources, profitability and liquidity could be adversely affected. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.
The Company is an entity separate and distinct from the Bank. The Federal Reserve Act, Section 23A, limits our ability to borrow from the Bank, and the Company generally relies on dividends paid from the Bank for funds to meet its obligations, including under its outstanding trust preferred securities and senior debt securities. The Bank’s ability to pay dividends is limited by law and may be limited by regulatory action to preserve the Bank’s capital adequacy. Any such limitations could adversely affect the Company’s liquidity.
Our valuation of securities and investments and the determination of the impairment amounts taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total investments. We define fair value generally as the price that would be received in the sale of an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable and certain asset classes may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially affect the valuation of securities in our financial statements and the period-to-period changes in estimated fair value could vary significantly. As of December 31, 2020, the fair value of the Company’s debt securities available for sale investment portfolio was approximately $1.2 billion and we had pretax accumulated unrealized gains on those securities of $37.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to increases or decreases in interest rates, rating agency downgrades of the securities and defaults. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition.

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
We have adopted and continue to implement and refine our strategic plan to simplify our business model and focus our activities as a community bank serving our domestic customers and select foreign depositors and wealth management customers. Our plan includes a focus on profitable growth, cross selling to gain a larger share of our respective customers' business, core deposit generation, loan growth in our local markets, changes in loan mix to higher margin loans, improving our customer experience, improving our business and operational processes, and achieving operating efficiencies and cost reductions.
The strategic plan's technology changes and systems conversions involve execution risk and other risks. Our plans may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, results of operations, and financial condition. Many of these factors, including interest rates, are not within our control. Additionally, the results of our strategic plan are subject to the other risks described herein that affect our business, which include: lending, seeking deposits and wealth management clients in highly competitive domestic markets; our ability to achieve our growth plans or to manage our growth effectively; the benefits from our technology investments may take longer than expected to be realized and may not be as large as expected, or may require additional investments; and if we are unable to reduce our cost structure, we may not be able to meet our profitability objectives.
Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.
At December 31, 2020 and 2019, our nonperforming loans totaled $87.7 million and $32.9 million, respectively, or 1.5% and 0.6% of total loans, respectively. In addition, we had OREO of $0.4 million and $42 thousand at December 31, 2020 and 2019, respectively. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.
We may be contractually obligated to repurchase mortgage loans we sold to third-parties on terms unfavorable to us.
As a routine part of our business, we originate mortgage loans that we subsequently sell in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. We do not currently originate mortgage loans for direct sale to any governmental agencies and government sponsored enterprises, or GSEs, such as Fannie Mae or Freddie Mac, but expect to make such direct sales in the future. In connection with the sale of these loans to private investors and GSEs, we make customary representations and warranties, the breach of which may result in our being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. No mortgage loan repurchase requests have been made to us; however, if repurchase requests were made to us, we may have to establish reserves for possible repurchases, which could adversely affect our results of operations and financial condition.
Mortgage Servicing Rights, or MSRs, requirements may change and require us to incur additional costs and risks.
The Consumer Financial Protection Bureau, or CFPB, adopted new residential mortgage servicing standards in January 2014 that add additional servicing requirements, increase our required servicer activities and delay foreclosures, among other things. These may adversely affect our costs to service residential mortgage loans, and together with the Basel III Capital Rules, may decrease the returns on MSRs. Declines in interest rates tend to reduce the value of MSRs as refinancing may reduce serviced mortgages.
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
The banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, trust services providers and securities advisory and brokerage firms. Marketplace lenders operating nationwide over the internet are also growing rapidly, other fintech developments, including blockchain and other technologies, may potentially disrupt the financial services industry and impact the way banks do business. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon. The Dodd-Frank Act allows others to branch into our markets more easily from other states. Failures of other banks with offices in our markets and small institutions wishing to sell or merge due to cost pressures could also lead to the entrance of new, stronger competitors in our markets.
Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds, our correspondent banks and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and other securities. Further, potential action by governments and regulatory bodies in response to financial crises affecting the global banking system and financial markets, such as nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ creditworthiness, could adversely affect the value and/or liquidity of these instruments, securities, transactions and investments or limit our ability to trade with them. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.

We could be required to write down our goodwill and other intangible assets.
We had goodwill of $19.5 million at December 31, 2020 and 2019, which primarily represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank Acquisition in 2019. We perform our goodwill impairment testing annually using a process which requires the use of fair value estimates and judgment. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Although we have had no goodwill write-downs historically, any such write-downs could have an adverse effect on our results of operations or financial position. Also, due to the COVID-19 pandemic, the Company completed an assessment of goodwill for potential impairment on an interim basis as of June 30 and September 30, 2020 and although it did not identify any impairment in these instances, there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic will not result in impairments to goodwill in future periods.
Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. The Tax Cuts and JOBS ACt of 2017 (the “2017 Tax Act”) reduced the U.S. corporate income tax rate to 21% effective for periods starting January 1, 2018, from a prior rate of 35%. In December 2017, we remeasured our net DTAs and recorded $9.6 million in additional tax expense and a corresponding reduction in net income as a result of the 2017 Tax Act. At December 31, 2020, we had net DTAs with a book value of $11.7 million, based on a U.S. corporate income tax rate of 21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
In addition, long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of these assets. Such write-downs could have a material adverse effect on our results of operations or financial position.
Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results.
Because we completed a Spin-off from our Former Parent in August of 2018, our historical consolidated financial data included herein does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. We underwent a comprehensive strategic planning process to evaluate how we conduct business, including how to focus on our domestic U.S. business while better serving our valued foreign customers, reducing costs, and increasing core deposits, fee income, margins, and the number of services we provide per household and our profitability. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

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

Risks Related to Conditions in Venezuela

Conditions in Venezuela could adversely affect our operations.

At December 31, 2020, 37.0% of our deposits, or approximately $2.1 billion, were from Venezuelan residents. The Bank’s Venezuelan deposits declined from December 31, 2016 to December 31, 2020 (see Deposits by Country of Domicile in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). These declines were due in part to actions by the Company to reduce its compliance costs and from economic conditions in Venezuela that adversely affected our Venezuelan customers’ ability to generate and save U.S. dollars and the use of their deposits to fund living expenses and other investment activities. All of the Bank’s deposits are denominated in U.S. Dollars. Adverse economic conditions in Venezuela may continue to negatively affect our Venezuelan deposit base and our ability to retain and grow these relationships, as customers rely on their Dollar deposits to spend without being able to earn additional Dollars.
In addition, although we seek to increase our trust, brokerage and investment advisory business from our domestic markets, substantially all our revenue from these services currently is from Venezuelan customers. Economic and other conditions in Venezuela, or U.S. regulations or sanctions affecting the services we may provide to our Venezuelan customers may adversely affect the amounts of assets we manage or custody, and the trading volumes of our Venezuelan customers, reducing fees and commissions we earn from these businesses.
Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread has significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition.
The World Health Organization declared COVID-19 a pandemic on March 11, 2020, and subsequently, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has had, and another pandemic in the future could have, a negative impact on the economy and financial markets, globally and in the United States.
In many countries, including the United States, the COVID-19 pandemic and the implementation of measures by governmental authorities to contain its spread, including “shelter at home” orders, as well as mandating business and school closures and restricting travel, has had a significant negative impact on economic activity and has contributed to significant volatility and negative pressure in financial markets and the United States economy, which has and could continue to disrupt the business, activities and operations of our customers, as well as of our business and operations.

Several states and cities across the United States, including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While following the declaration of the pandemic, some of these measures and restrictions have been lifted, and certain businesses reopened, the Company cannot predict when circumstances may change and restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Although several vaccines to limit the effects and spread of COVID-19 have been developed and approved, their rollout and administration to the population in the United States and globally is still in its initial stages. In addition, the efficacy of these vaccines in fighting and/or preventing recently identified and more contagious variants of COVID-19 is still undetermined. A significant increase in the number of COVID-19 cases, or an outbreak of another highly infectious or contagious disease, particularly if they occur in the markets where we operate, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations. As a result of the COVID-19 pandemic and the measures implemented to contain it, almost every industry has been and is being directly or indirectly impacted, including industries in which our customers operate.
In addition, the COVID-19 pandemic has significantly impacted the financial markets and has prompted several actions by the Federal Reserve that affect us. Market interest rates have declined significantly and are at historical lows. These decline in interest rates, particularly if they are sustained for a significant time, could adversely affect our net interest income, margins and profitability. Also, since the start of the pandemic, a number of our customers have requested and been granted by the Company loan payment relief options, including deferral and/or forbearance options. In addition, in the first and second quarters of 2020, the Company significantly increased its provision for loan losses primarily due to estimated losses reflecting deterioration in the macro-economic environment due to the impact of the COVID-19 pandemic across multiple impacted sectors. The longer and more profound the impact of the COVID-19 pandemic has globally, in the United States and on our customers and their businesses, the more likely we will have to recognize loan losses or continue to increase the provision for loan losses and we could continue to experience a material adverse effect to our business, financial condition, and results of operations.
The spread of COVID-19 has caused us to modify our business practices, including the implementation of temporary branch and office closures as well as a remote work protocol due to the need to implement social distancing and limit occupancy of businesses in the states and cities where we operate. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks, and limit our ability to provide services and products to our customers and, in general, manage our business.
Also, the COVID-19 pandemic, or a future pandemic, could have material adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, several factors including but not limited to the following:
•The reduced economic activity may severely impact our customers' businesses, financial condition and liquidity and may prevent one or more of our customers from meeting their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
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
• a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our ability to access the debt and/or equity markets in the future on attractive terms, or at all, or negatively impact our credit ratings; and
• any reduction/impairment in value of the collateral used by our customers to secure their obligations with us that could be recorded as a result of weaker economic conditions.
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
The COVID-19 pandemic presents material uncertainty and risk with respect to the financial condition, results of operations, cash flows and performance of the Company and the rapid development and fluidity of the situation surrounding the pandemic prevents any prediction as to its full adverse impact. Moreover, many risk factors described in this Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
The Company is participating as an eligible lender in a loan program created under the CARES Act and administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to several limitations and eligibility criteria. Since the inception of the PPP several financial institutions have been subject to litigation regarding the processes and procedures used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, both from customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. In addition to litigation, our participation in the PPP exposes us to the possibility of governmental investigations, enforcement actions and negative publicity. If any litigation, enforcement action or other action is filed against the Company and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs or damage to our reputation caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
Risks Related to Risk Management, Internal Audit, Internal Controls and Disclosure Controls

Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Our enterprise risk management and internal audit programs are designed to mitigate material risks and loss to us. We have developed and continue to develop risk management and internal audit policies and procedures to reflect ongoing reviews of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not identify every risk to which we are exposed, and our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or our inputs and assumptions may be inaccurate, or may not be adopted quickly enough to reflect changes in behavior, markets or technology. As a result, these methods may not fully predict future exposures, which can be significantly different and greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, customers, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit timely our exposures based on our assessments. All of these could adversely affect our financial condition and results of operations.
We may determine that our internal controls and disclosure controls could have deficiencies or weaknesses.
We regularly review our internal controls for deficiencies and weaknesses. We have had no material weaknesses, but we have had deficiencies in the past. Although we seek to prevent, discover and promptly cure any deficiencies or weaknesses in internal controls over financial reporting, or ICFR, we may have material weaknesses or significant deficiencies in the future. If we are unable to remediate such weaknesses or deficiencies, we may be unable to accurately report our financial results, or report them within the timeframes required by law or Nasdaq rules. Failure to comply with the SEC internal controls regulations could also potentially subject us to investigations or enforcement actions by the SEC or other regulatory authorities. If we fail to implement and maintain effective ICFR, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, suspension or delisting of our common stock from the Nasdaq Global Select Market. Such events could cause investors to lose confidence in our reported financial information, the trading price of our shares of common stock could decline and our access to the capital markets or other financing sources could be limited.

Risks Related to Technology and our Information Systems
Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, mainly provided by third party vendors, and a growing demand for mobile and other smart device and computer banking applications. In addition to allowing us to service our clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs and the risks associated with fraud and other operational risks. Technological changes may impact our product and service offerings and may negatively affect the revenue stream of our traditional products and services. The largely unregulated Fintech industry has increased its participation in the lending and payments businesses, and has increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and which create additional efficiencies in operations, while controlling the risk of cyberattacks and disruptions, and data breaches. Our strategic plan contemplates simplifying and improving our information technology, and making significant additional investments in technology. We may not be able to effectively implement new technology-driven products and services as quickly or at the costs anticipated. Furthermore, replacing third-party dependent solutions may also be time consuming and could potentially create disruptions with other already implemented solutions. Such technology may prove less effective than anticipated, and conversion issues may increase the costs of the new technology and delay its use. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.
Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats.
We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyberattacks. Financial institutions and their service providers are regularly attacked, some of which have involved sophisticated and targeted attack methods, including use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among others. Such cyberattacks may also be directed at disrupting the operations of public companies or their business partners, which are intended to effect unauthorized fund transfers, obtain unauthorized access to confidential information, destroy data, disable or degrade service, sabotage systems, and/or cause serious reputational harm often through the introduction of computer viruses or malware, cyberattacks and other means. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
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
Various federal, state and foreign laws enforced by the bank regulators and other agencies protect the privacy and security of customers’ non-public personal information. Many of our employees have access to, and routinely process, sensitive personal customer information, including through their access to information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, the Company and its employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. Such personal data could also be compromised by third-party hackers via intrusions into our systems or those of service providers or persons we do business with such as credit bureaus, data processors and merchants who accept credit or debit cards for payment; as well as brand impersonation phishing attacks that seek to obtain customers’ personal data through the use of fraudulent emails and/or websites impersonating the Company’s brand. If we are subject to a successful cyberattack or fail to maintain adequate internal controls, or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such cyberattacks, if they result from internal control inadequacies or non-compliance, could materially damage our reputation, lead to civil or criminal penalties, or both, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Acquisitions and Expansion Activities
Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.
While we seek continued organic growth, we may consider the acquisition of other businesses. If we do seek acquisitions, we expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. In addition, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we may believe is in our best interests. Additionally, regulatory approvals could contain conditions that reduce the anticipated benefits of a contemplated transaction. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, banking centers, or businesses, as well as other geographic (domestic and international) and product expansion activities, involve various risks, including: risks of unknown or contingent liabilities; unanticipated costs and delays; risks that acquired new businesses will not perform consistent with our growth and profitability expectations; risks of entering new markets (domestic and international) or product areas where we have limited experience; risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; exposure to potential asset quality issues with acquired institutions; difficulties, expenses and delays in integrating the operations and personnel of acquired institutions or business generation teams; potential disruptions to our business; possible loss of key employees and customers of acquired institutions; potential short-term decreases in profitability; and diversion of our management’s time and attention from our existing operations and business.
Risks Related to our Indebtedness
We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes.
Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt or to refinance our debt will depend on our future operating performance. Prevailing economic conditions (including low interest rates and reduced economic activity due to COVID-19), regulatory constraints, including, among other things, limitations on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and non-banking subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.
We and Amerant Florida, the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes.
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
A substantial level of debt could have important consequences to us, holders of the Senior Notes and our shareholders, including the following: making it more difficult for us to satisfy our obligations with respect to our debt, including the Senior Notes; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes; increasing our vulnerability to adverse economic and industry conditions, which could place us at a disadvantage relative to our competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.
Risks Related to External and Market Factors
Our business may be adversely affected by economic conditions in general and by conditions in the financial markets.
We are exposed to downturns in the U.S. economy and market conditions generally. The COVID-19 pandemic has had, and another pandemic in the future could have, a negative impact on the economy and financial markets, globally and in the United States. In many countries, including the United States, the COVID-19 pandemic has had a significant negative impact on economic activity and has contributed to significant volatility and negative pressure in financial markets. The outbreak has been continuously evolving and actions taken around the world to help mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many regions, including the markets we serve as well as industries in which we regularly extend credit.
While domestic demand for loans has relatively increased since the outset of the COVID-19 pandemic, additional significant gains will depend on sustained economic growth. In addition, interest rates have been low for an extended period in recent years and remain at historically low levels that have placed and continue to place pressure on our NIM. Any further declines in interest rates will place additional competitive pressure on net interest margins. On the contrary, increases in interest rates will generate competitive pressures on the deposit cost of funds. We are unable to accurately predict the pace and magnitude of changes to interest rates, or the impact these changes will have on our results of operations.

Although there have been recent positive developments in relation to unemployment data, the housing sector, and credit quality, we do not expect that the current uncertain economic conditions in the economy will improve significantly in the near term. If the economy were to deteriorate further, it may impact us in significant and unpredictable ways. In connection with these events, we may face the following particular risks: market developments may negatively affect industries we extend credit to and may result in increased delinquencies and default rates, which, among other effects, could negatively impact our charge-offs and provision for loan losses; market disruptions could make valuation of assets more difficult and subjective and may negatively affect our ability to measure the fair value of our assets; and, loan performance could deteriorate, loan default levels and foreclosure activity increase and or our assets could materially decline in value. Any of these risks individually or a combination could have a material adverse effect on our financial condition or results of operations.
For an additional discussion on the potential risks posed by the COVID-19 pandemic, see the risk captioned “The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread has significantly impacted economic conditions, or an outbreak of another highly contagious disease, could adversely affect our business activities, results of operations and financial condition.” above.
Risks Related to Regulatory and Legal Matters
We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the FDIC, the SEC, FINRA, and CIMA. Our success is affected by regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors and the FDIC’s DIF, not shareholders. From time to time, regulators raise issues during examinations of us which, if not determined satisfactorily, could have a material adverse effect on us. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.
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
We, as a bank holding company, and the Bank are subject to capital rules of the Federal Reserve and the OCC, that implement a set of capital requirements issued by the Basel Committee on Banking Supervision known as Basel III. The Basel III Capital Rules include a minimum ratio of CET1 capital to risk-weighted assets of at least 7% (a minimum of 4.5% plus a capital conservation buffer of 2.5% of risk-weighted assets); a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%) and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%. See “Supervision and Regulation—Basel III Capital Rules.”
The capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For example, the rules provide that newly issued trust preferred securities cannot be a component of a holding company’s Tier 1 capital. As of December 31, 2020, we had $62.3 million of trust preferred securities outstanding that were issued as Tier 1 capital, as permitted by a grandfather provision in the capital rules, but this grandfather provision may cease to apply if we grow to $15 billion or more in total assets. We have established capital ratio targets that align with U.S. regulatory expectations under the Basel III Capital Rules. Any failure to remain “well capitalized,” for bank regulatory purposes, including meeting the Basel III Capital Rule’s conservation buffer, could affect customer confidence, and our: ability to grow; costs of and availability of funds; FDIC deposit insurance premiums; ability to raise, rollover or replace brokered deposits; ability to make acquisitions, open new branches or engage in new activities; flexibility if we become subject to prompt corrective action restrictions; ability to make payments of principal and interest on our capital instruments; and ability to pay dividends on our capital stock.
The regulatory capital rules applicable to us and the Bank may continue to change due to new requirements established by the Basel Committee on Banking Supervision or legislative, regulatory or accounting changes in the United States. We cannot predict the effect that any changes to current capital requirements would have on us and the Bank.
We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion.
As of December 31, 2020 and 2019, our total assets were $7.8 billion and $8.0 billion, respectively. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion within the next five years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock; subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act; subject to certain enhanced prudential standards; and no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.

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
The USA Patriot and BSA and the related federal regulations require banks to establish anti-money laundering programs that include, policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers. In addition, FinCEN, which was established as part of the Treasury Department to combat money laundering, is authorized to impose significant civil money penalties for violations of anti-money laundering rules.
There is also regulatory scrutiny of compliance with the rules of the Treasury Department’s Office of Foreign Assets Control, or OFAC which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals, including sanctions against foreign countries, regimes and individuals, terrorists, international narcotics traffickers, and those involved in the proliferation of weapons of mass destruction. Executive Orders have sanctioned the Venezuelan government and entities it owns, and certain Venezuelan persons. In addition, the OCC has broad authority to bring enforcement actions and to impose monetary penalties if it determines that there are deficiencies in the Bank’s compliance with anti-money laundering laws.
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have a significant number of customers from, or which do business in Latin America. As of December 31, 2020, $2.1 billion, or 37.0%, of our total deposits were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $152.9 million, or 2.62%, of our total loans, at December 31, 2020.
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
The Bank is subject to, among other things, the provisions of the Equal Credit Opportunity Act, or ECOA, and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer, commercial credit or residential real estate transaction. Failures to comply with ECOA, the Fair Housing Act and other fair lending laws and regulations, including CFPB regulations, could subject us to enforcement actions or litigation, and could have a material adverse effect on our business financial condition and results of operations. Our Bank is also subject to the CRA, and periodic CRA examinations by the OCC. The CRA requires us to serve our entire communities, including low- and moderate-income neighborhoods. Our CRA ratings could be adversely affected by actual or alleged violations of the fair lending or consumer financial protection laws. Even though we have maintained an “outstanding” CRA rating since 2000, we cannot predict our future CRA ratings. Violations of fair lending laws or if our CRA rating falls to less than “satisfactory” could adversely affect our business, including expansion through branching or acquisitions.

Risks Related to Ownership of Our Common Stock
A limited market exists for the Company’s shares of Class B common stock.

Although since we became a publicly traded company our shares of Class B common stock has been listed on the Nasdaq Global Select Market, there has been and there currently is a limited market for shares of Class B common stock and there is no assurance that an active market will develop or be sustained. In addition, on December 23, 2020, we completed a tender offer for shares of our shares of Class B common stock and purchased 4,249,785 shares of Class B common stock, representing approximately 32% of the shares of Class B common stock outstanding as of November 12, 2020. Since the completion of the tender offer, the trading volumes of our shares of Class B common stock has remain limited. If more active trading markets do not develop, you may be unable to sell or purchase shares of our Class B common stock at the volume, price and time that you desire.
Whether or not the purchase or sale prices of our shares of Class B common stock reflect a reasonable valuation of our shares of Class B common stock may depend on an active trading market developing, and thus the price you receive for our shares of Class B common stock, may not reflect its true or intrinsic value. Limited trading in our common stock may cause fluctuations in the market value of our shares of Class B common stock to be exaggerated from time to time, leading to price volatility in excess of that which would occur in a more active trading market.
Holders of shares of Class B common stock have limited voting rights. As a result, holders of shares of Class B common stock will have limited ability to influence shareholder decisions.
Generally, holders of our shares of Class B common stock are entitled to one-tenth of a vote, and vote together with holders of our shares of Class A common stock on a combined basis, on the ratification of the appointment of our auditors for a given fiscal year, if we present such a proposal for shareholder consideration. Our shares of Class B common stock has no other voting rights, except as required by the Florida Business Corporation Act to vote as a voting group on any amendment, alteration or repeal of our amended and restated articles of incorporation, including any such events as a result of a merger, consolidation or otherwise that significantly and adversely affects the rights or voting powers of our shares of Class B common stock. As a result, virtually all matters submitted to our shareholders will be decided by the vote of holders of our shares of Class A common stock and the market price of our shares of Class B common stock could be adversely affected.

Certain of our existing shareholders could exert significant control over the Company.

As of March 5, 2021, our executive officers, directors and certain greater than 5% holders of our Class A common stock beneficially owns outstanding shares representing, in the aggregate, approximately 21% of the outstanding shares of our voting Class A common stock (without giving effect to the broad family holdings of the Marturet and Vollmer families which will bring the percentage to an aggregate of approximately 33%.) As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other shareholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement. This concentration of ownership of the Company’s shares of Class A common stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other shareholders may consider the transaction beneficial, and might adversely affect the market price of our shares of Class A and Class B common stock.
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
The stock price of financial institutions, like Amerant, may fluctuate significantly.

We cannot predict the prices at which our Company shares will continue to trade. You should consider an investment in our common stock to be risky. The trading price of our common stock is subject to wide fluctuations and may be subject to fluctuations in the future. The market price of our common stock could be subject to significant variations in response to, among other things, the factors described in this “Risk Factors” section, and other factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•the success or failure of our business strategies;
•quarterly or annual earnings and earnings expectations for our industry, and for us;
•our ability to obtain financing as needed;
•our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in tax laws;
•changes in analysts’ recommendations or projections;
•the operating and stock price performance of other comparable companies;
•investor perceptions of the Company and the banking industry;

•our profile, dividend policy or market capitalization may not fit the investment objectives of a large number of shareholders, many of whom are Venezuelans who became shareholders as a result of the Spin-off;
•events affecting our shareholders in Venezuela, including hyperinflation and currency controls;
•the intent of our shareholders, including institutional investors, to hold or sell their Company Shares;
•fluctuations in the stock markets or in the values of financial institution stocks, generally;
•changes in laws and regulations, including banking laws and regulations, affecting our business; and
•general economic conditions and other external factors.
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
In addition, Federal Reserve policy requires bank holding companies’ capital to be comprised predominantly of voting common stock. Class B common stock is non-voting common stock for Federal Reserve purposes, therefore, we expect future issuances of Company Shares will be Class A common stock. These new issuances of Class A common stock, as well as their voting rights, may dilute the interests of our Class A shareholders, and increase the market for, and liquidity of, our Class A common stock generally, as compared to the market for, and liquidity of, our Class B common stock.
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

Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, Florida law, and U.S. banking laws could have anti-takeover effects.
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as Florida law, and the BHC Act, and Change in Bank Control Act, could delay or prevent a change of control that you may favor. Our amended and restated articles of incorporation and amended and restated bylaws include certain provisions that could delay a takeover or change in control of us, including: the exclusive right of our board to fill any director vacancy; advance notice requirements for shareholder proposals and director nominations; provisions limiting the shareholders’ ability to call special meetings of shareholders or to take action by written consent; and the ability of our board to designate the terms of and issue new series of preferred stock without shareholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board.
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

General Risk Factors
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
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism, epidemics and global pandemics (such as the recent outbreak of the novel coronavirus COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where we operate or where our customers live (including Venezuela, which is experiencing a depreciated currency and hyperinflation) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Our business is mainly concentrated in three markets—South Florida, the greater Houston, Texas area and the greater New York City area, which may increase our risks from extreme weather.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, Florida, located at 220 Alhambra Circle, Coral Gables, Florida 33134. We own the Coral Gables location and, as of December 31, 2020, occupy approximately 54,200 square feet, or approximately 31%, of the building, with the remaining approximately 122,800 square feet, or approximately 69%, either leased to third-parties or available for lease. Additionally, a significant portion of our support service units operate out of our approximately 100,000 square feet operations center in the Beacon Industrial Park area of Doral, Florida (the “Beacon Operations Center”). In 2020, the Company sold the Beacon Operations Center. Following the sale of the Beacon Operations Center, the Company leased-back the property for a two-year term ending in December 2022. We continue to occupy 100% of this building.

As of December 31, 2020, we have 25 banking centers, including 18 in Florida and 7 in Texas. We occupy 16 banking centers under lease agreements, six owned banking centers are located on ground subject to long-term land leases of 20 to 30 years, each with an option, or options, to renew and one owned banking center is located on ground subject to a long-term land lease that expires in 2021. This land lease has been extended to expire on December 23, 2021. Our banking centers range from approximately 1,900 square feet to approximately 7,000 square feet, average approximately 4,450 square feet and total approximately 103,100 square feet. The total monthly rent for the banking centers is approximately $517 thousand and the total annual rental expense for the leased banking centers is approximately $7.5 million, including the long-term land leases.

In addition to the banking centers, we lease approximately 14,000 square feet in Houston, Texas, which we use as our Texas regional office. The annual rent is approximately $850 thousand.

We lease approximately 6,000 square feet in New York City, which is primarily used as a LPO for CRE loans. The annual rent is approximately $533 thousand. We also lease approximately 1,894 square feet in Dallas, Texas, as a LPO. The annual rent is approximately $79 thousand.

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Market Information
Our shares of Class A common stock, par value $0.10 per share, and our shares of Class B common stock, par value $0.10 per share, are listed and trade on the Nasdaq Global Select Market under the symbols “AMTB and “AMTBB,” respectively.
As of March 5, 2021, we had 28,996,122 outstanding shares of Class A common stock held by approximately 1,333 shareholders and 1,362 outstanding shares of Class B common stock held by approximately 9,036,352 shareholders. The number of shareholders consists of shareholders of record, in each case, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock and shares of our Class B common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A and Class B common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A and Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock and the Class B common stock from August 29, 2018 to December 31, 2020, as compared to the cumulative total return on stocks included in the NASDAQ Composite Index and the KBW Nasdaq Regional Bank Index over such period. Cumulative total return expressed in Dollars assumes an investment of $100 on August 29, 2018 and reinvestment of dividends as paid.

Total Return Performance
$200
$150
$100
$50
8/29/2018 (1)
12/31/2018
12/31/2019
12/31/2020
AMTB
AMTBB
NASDAQ Composite Index
KBW Bank Index

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

Total Return Performance (in Dollars)	August 29, 2018	December 31, 2018	December 31, 2019	December 31, 2020
AMTB	$100.00	$72.28	$121.05	$84.44
AMTBB	100.00	55.67	90.28	64.61
NASDAQ Composite Index	100.00	81.82	110.64	158.92
KBW Index	100.00	77.27	102.11	88.19
The above graph and table illustrate the performance of Company Class A and Class B common stock from August 29, 2018, the first day that pricing information was available, and reflect:

•the Spin-off;
•the IPO; and
•the Company's repurchase of certain of its shares of Class B common stock from the Former Parent.

Item 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information
The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2020, 2019, 2018 and 2017. The selected financial information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the corresponding notes included in this Form 10-K.

	December 31,
(in thousands)	2020	2019	2018	2017
Consolidated Balance Sheets
Total assets	$7,770,893	$7,985,399	$8,124,347	$8,436,767
Total investments	1,372,567	1,739,410	1,741,428	1,846,951
Total gross loans held for investment (1)	5,842,337	5,744,339	5,920,175	6,066,225
Allowance for loan losses	110,902	52,223	61,762	72,000
Total deposits	5,731,643	5,757,143	6,032,686	6,322,973
Senior notes (2)	58,577	—	—	—
Junior subordinated debentures (3)	64,178	92,246	118,110	118,110
Advances from the FHLB and other borrowings	1,050,000	1,235,000	1,166,000	1,173,000
Stockholders' equity (4)	783,421	834,701	747,418	753,450
Assets under management and custody (5)	1,972,321	1,815,848	1,592,257	1,750,535

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2020	2019	2018	2017
Consolidated Results of Operations
Net interest income	$189,552	$213,088	$219,039	$209,710
Provision for (reversal of) loan losses	88,620	(3,150)	375	(3,490)
Noninterest income	73,470	57,110	53,875	71,485
Noninterest expense	178,736	209,317	214,973	207,636
Net (loss) income	(1,722)	51,334	45,833	43,057
Effective income tax rate	60.27%	19.83%	20.38%	44.12%

Common Share Data (6)
Stockholders' book value per common share	$20.70	$19.35	$17.31	$17.73
Tangible stockholders' equity (book value) per common share (7)	20.13	18.84	16.82	17.23
Basic (loss) earnings per common share	(0.04)	1.21	1.08	1.01
Diluted (loss) earnings per common share	(0.04)	1.20	1.08	1.01
Basic weighted average shares outstanding	41,737	42,543	42,487	42,489
Diluted weighted average shares outstanding (8)	41,737	42,939	42,487	42,489
Cash dividend declared per common share (9)	—	—	0.94	—

	Years Ended December 31,
	2020	2019	2018	2017

Other Financial and Operating Data

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM)(10)	2.52%	2.85%	2.78%	2.63%
Net (loss) income / Average total assets (ROA) (11)	(0.02)%	0.65%	0.55%	0.51%
Net (loss) income / Average stockholders' equity (ROE) (12)	(0.21)%	6.43%	6.29%	5.62%

Capital Indicators
Total capital ratio (13)	13.96%	14.78%	13.54%	13.31%
Tier 1 capital ratio (14)	12.71%	13.94%	12.69%	12.26%
Tier 1 leverage ratio (15)	10.11%	11.32%	10.34%	10.15%
Common equity tier 1 capital ratio (CET1)(16)	11.73%	12.6%	11.07%	10.68%
Tangible common equity ratio (17)	9.83%	10.21%	8.96%	8.70%

Asset Quality Indicators (%)
Non-performing assets / Total assets (18)	1.13%	0.41%	0.22%	0.32%
Non-performing loans /Total loans (1) (19)	1.50%	0.57%	0.30%	0.44%
Allowance for loan losses / Total non-performing loans (20)	126.46%	158.6%	347.33%	267.18%
Allowance for loan losses / Total loans (1) (20)	1.90%	0.91%	1.04%	1.19%
Net charge-offs/ Average total loans (21)	0.52%	0.11%	0.18%	0.11%

Efficiency Indicators
Noninterest expense / Average total assets (11)	2.23%	2.64%	2.57%	2.45%
Salaries and employee benefits/ Average total assets (11)	1.39%	1.73%	1.69%	1.55%
Other operating expenses/ Average total assets (11) (22)	0.84%	0.91%	0.87%	0.89%
Efficiency ratio (23)	67.95%	77.47%	78.77%	73.84%
Full-Time-Equivalent Employees (FTEs)	713	829	911	944

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2020	2019	2018	2017
Adjusted Selected Consolidated Results of Operations and Other Data (7)
Adjusted noninterest income	$75,199	$54,315	$53,875	$61,016
Adjusted noninterest expense	166,811	204,271	201,911	202,391
Adjusted net income	3,703	53,138	57,923	48,403
Operating income (24)	57,296	58,276	58,940	75,160
Adjusted earnings per common share (6)	0.09	1.25	1.36	1.14
Adjusted earnings per diluted common share (6)	0.09	1.24	1.36	1.14
Adjusted net income / Average total assets (ROA) (11)	0.05%	0.67%	0.69%	0.57%
Adjusted net income / Average stockholders' equity (ROE) (12)	0.44%	6.66%	7.95%	6.32%
Adjusted noninterest expense / Average total assets (11)	2.08%	2.57%	2.41%	2.38%
Adjusted salaries and employee benefits/ Average total assets (11)	1.31%	1.71%	1.62%	1.55%
Adjusted other operating expenses/ Average total assets (11) (22)	0.80%	0.86%	0.78%	0.83%
Adjusted efficiency ratio (25)	63.01%	76.39%	73.99%	74.76%

_________

(1) Total gross loans held for investment are net of deferred loan fees and costs.
(2) During the year ended December 31, 2020, the Company completed a $60 million offering of Senior Notes with a coupon rate of 5.75%. Senior Notes are presented net of direct issuance cost which is deferred and amortized over 5 years.
(3) During the year ended December 31, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred securities and related junior subordinated debentures. During the year ended December 31, 2019, the Company redeemed $25.0 million of its 10.60% and 10.18% trust preferred securities and related junior subordinated debentures.
(4) During the first quarter of 2020, the Company repurchased an aggregate of 932,459 shares of its Class B common stock in two privately negotiated transactions for $16.00 per share. The aggregate purchase price for these transactions was approximately $15.2 million, including $0.3 million in broker fees and other expenses. During the fourth quarter of 2020, the Company completed a modified “Dutch auction” tender offer to purchase, for cash, up to $50.0 million of shares of its Class B common stock. The tender offer was oversubscribed and as a result we accepted for purchase 4,249,785 shares of Class B common stock in the tender offer, which includes an additional 2% of outstanding shares of Class B common stock as permitted under the tender offer rule, at a price of $12.55 per share. The purchase price for this transaction was approximately $54.1 million, including $0.8 million in related fees and other expenses. See “Capital Resources and Liquidity Management” for detailed information.
(5) Assets held for clients in an agency or fiduciary capacity which are not assets of the Company and therefore are not included in the consolidated financial statements.
(6) The earnings per common share reflect the reverse stock split completed on October 23, 2018, which reduced the number of outstanding shares on a 1-for-3 basis. See Note 16 to our audited annual consolidated financial statements in this Form 10-K for details on reverse stock splits.
(7) This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.
(8) As of December 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 248,750 and 530,620, respectively. As of December 31, 2020, potential dilutive instruments were not included in the dilutive earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect. As of December 31, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted averages shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. We had no outstanding dilutive instruments as of any period prior to December 2018.
(9) Special cash dividend of $40.0 million paid to the Company’s former parent in connection with the Spin-off.
(10) NIM is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.
(11) Calculated based upon the average daily balance of total assets.
(12) Calculated based upon the average daily balance of stockholders’ equity.
(13) Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.

(14) Tier 1 capital divided by total risk-weighted assets.
(15) Tier 1 capital divided by quarter to date average assets. Tier 1 capital is composed of CET1 capital plus outstanding qualifying trust preferred securities of $62.3 million and $89.1 million at December 31, 2020 and 2019, respectively, and $114.1 million at December 31, 2018 and 2017.
(16) CET1 divided by total risk-weighted assets. Since 2018, the Company has redeemed a total of $51.8 million in trust preferred securities. See footnote 3.
(17) Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles are included in other assets in the Company’s consolidated balance sheets.
(18) Non-performing assets include all accruing loans past due by 90 days or more, all nonaccrual loans, restructured loans that are considered TDRs, and OREO properties acquired through or in lieu of foreclosure. Non-performing assets were $88.1 million, $33.0 million, $18.1 million and $27.3 million as of December 31, 2020, 2019, 2018 and 2017, respectively.
(19) Non-performing loans include all accruing loans past due by 90 days or more, and all nonaccrual loans and restructured loans that are considered TDRS. Non-performing loans were $87.7 million, $32.9 million, $17.8 million and $26.9 million as of December 31, 2020, 2019, 2018 and 2017, respectively.
(20) Allowance for loan losses was $110.9 million, $52.2 million, $61.8 million and $72.0 million as of December 31, 2020, 2019, 2018 and 2017, respectively. See Note 5 to our audited consolidated financial statements for more details on our impairment models.
(21) Calculated based upon the average daily balance of outstanding loan principal balance net of deferred loan fees and costs, excluding the allowance for loan losses. During the year ended December 31, 2020, the Company charged off $19.3 million against the allowance for loan losses as result of the deterioration of one commercial loan relationship.
(22) Other operating expenses is the result of total noninterest expense less salary and employee benefits.
(23) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.
(24) Operating income is the result of net income or loss plus provisions for or reversals of loan losses, less net gains or losses on securities, and plus income tax expense or benefit.
(25) Adjusted efficiency ratio is the efficiency ratio less the effect of restructuring and Spin-off costs and other adjustments management believes are useful to understand the Company’s performance, described in “Non-GAAP Financial Measures Reconciliation”.

Non-GAAP Financial Measures Reconciliation
The following table sets forth selected financial information derived from the Company’s annual audited consolidated financial statements, adjusted for certain costs incurred by the Company in the periods presented related to tax deductible restructuring and non-deductible Spin-off costs. These adjustments also reflect the after-tax loss of $0.7 million on the sale of the Beacon Operations Center in 2020, the after-tax gain of $2.2 million on the sale of vacant Beacon land in 2019, the after-tax gain of $7.1 million on the sale of our New York City building in 2017 and, the $9.6 million charge to our deferred tax assets due to the enactment of the 2017 Tax Act in 2017, the Company’s increases/decreases of its allowance for loan losses and net gains and losses on sale of securities in the periods shown. The Company believes these adjusted numbers are useful to understand the Company’s performance absent these transactions and events.

	Years Ended December 31,
(in thousands)	2020	2019	2018	2017
Total noninterest income	$73,470	$57,110	$53,875	$71,485
Plus: loss on sale of the Beacon Operations Center (1)	1,729	—	—	—
Less: gain on sale of vacant Beacon land	—	(2,795)	—	—
Less: gain on sale of New York building	—	—	—	(10,469)
Adjusted noninterest income	$75,199	$54,315	$53,875	$61,016

Total noninterest expenses	$178,736	$209,317	$214,973	$207,636
Less: Restructuring costs (2):
Staff reduction costs (3) (4)	6,405	1,471	4,709	—
Digital transformation expenses	3,116	—	—	—
Branch closure expenses	2,404	—	—	—
Rebranding costs	—	3,575	400	—
Legal and strategy advisory costs	—	—	1,176	—
Other costs	—	—	110	—
Total restructuring costs	11,925	5,046	6,395	—
Less spin-off costs:
Legal fees	—	—	3,539	2,000
Additional contribution to non-qualified deferred compensation plan on behalf of participants to mitigate tax effects of unexpected early distribution due to spin-off (5)	—	—	1,200	—
Accounting and consulting fees	—	—	1,384	2,400
Other expenses	—	—	544	845
Total spin-off costs	—	—	6,667	5,245
Adjusted noninterest expenses	$166,811	$204,271	$201,911	$202,391

	Years Ended December 31,
(in thousands)	2020	2019	2018	2017
Net (loss) income	$(1,722)	$51,334	$45,833	$43,057
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	11,925	5,046	6,395	—
Income tax effect (7)	(7,187)	(1,001)	(1,303)	—
Total after-tax restructuring costs	4,738	4,045	5,092	—
Less after-tax loss on sale of the Beacon Operations Center:
Loss on sale of the Beacon Operations Center before income tax effect	1,729	—	—	—
Income tax effect (7)	(1,042)	—	—	—
Total after-tax loss on sale of Beacon Operations Center	687	—	—	—
Less after-tax gain on sale of vacant Beacon land:
Gain on sale of vacant Beacon land before income tax effect	—	(2,795)	—	—
Income tax effect (7)	—	554	—	—
Total after-tax gain on sale of vacant Beacon land	—	(2,241)	—	—
Plus after-tax total spin-off costs:
Total spin-off costs before income tax effect	—	—	6,667	5,245
Income tax effect (6)	—	—	331	(2,314)
Total after-tax spin-off costs	—	—	6,998	2,931
Less after-tax gain on sale of New York building:
Gain on sale of New York building before income tax effect	—	—	—	(10,469)
Income tax effect (7)	—	—	—	3,320
Total after-tax gain on sale of New York building	—	—	—	(7,149)
Plus impact of lower rate under the 2017 Tax Act:
Remeasurement of net deferred tax assets, other than balances corresponding to items in AOCI	—	—	—	8,470
Remeasurement of net deferred tax assets corresponding to items in AOCI	—	—	—	1,094
Total impact of lower rate under the 2017 Tax Act	—	—	—	9,564
Adjusted net income	$3,703	$53,138	$57,923	$48,403

Net (loss) Income	$(1,722)	$51,334	$45,833	$43,057
Plus: provision for income tax (benefit) expense	(2,612)	12,697	11,733	33,992
Plus: provision for (reversal of) loan losses	88,620	(3,150)	375	(3,490)
Less: securities gains (losses), net	26,990	2,605	(999)	(1,601)
Operating income	$57,296	$58,276	$58,940	$75,160

	Years Ended December 31,
	2020	2019	2018	2017

Basic (loss) earnings per share	$(0.04)	$1.21	$1.08	$1.01
Plus: after-tax impact of restructuring costs	0.11	0.09	0.12	—
Plus: after tax loss on sale of the Beacon Operations Center	0.02	—	—	—
Less: after-tax gain on sale of vacant Beacon land	—	(0.05)	—	—
Plus: after-tax impact of total spin-off costs	—	—	0.16	0.07
Less: after-tax gain on sale of New York building	—	—	—	(0.17)
Plus: effect of lower rate under the 2017 Tax Act	—	—	—	0.23
Adjusted basic earnings per common share	$0.09	$1.25	$1.36	$1.14

Diluted (loss) earnings per share (8)	$(0.04)	$1.20	$1.08	$1.01
Plus: after-tax impact of restructuring costs	0.11	0.09	0.12	—
Plus: after tax loss on sale of the Beacon Operations Center	0.02	—	—	—
Less: after-tax gain on sale of vacant Beacon land	—	(0.05)	—	—
Plus: after-tax impact of total spin-off costs	—	—	0.16	0.07
Less: after-tax gain on sale of New York building	—	—	—	(0.17)
Plus: effect of lower rate under the 2017 Tax Act	—	—	—	0.23
Adjusted diluted earnings per common share	$0.09	$1.24	$1.36	$1.14

Net (loss) income / Average total assets (ROA)	(0.02)%	0.65%	0.55%	0.51%
Plus: after-tax impact of restructuring costs	0.06%	0.05%	0.06%	—%
Plus: after tax loss on sale of the Beacon Operations Center	0.01%	—%	—%	—%
Less: after-tax gain on sale of vacant Beacon land	—%	(0.03)%	—%	—%
Plus: after-tax impact of total spin-off costs	—%	—%	0.08%	0.03%
Less: after-tax gain on sale of New York building	—%	—%	—%	(0.08)%
Plus: effect of lower rate under the 2017 Tax Act	—%	—%	—%	0.11%
Adjusted net income / Average total assets (Adjusted ROA)	0.05%	0.67%	0.69%	0.57%

Net (loss) income / Average stockholders' equity (ROE)	(0.21)%	6.43%	6.29%	5.62%
Plus: after-tax impact of restructuring costs	0.57%	0.51%	0.70%	—%
Plus: after tax loss on sale of the Beacon Operations Center	0.08%	—%	—%	—%
Less: after-tax gain on sale of vacant Beacon land	—%	(0.28)%	—%	—%
Plus: after-tax impact of total spin-off costs	—%	—%	0.96%	0.38%
Less: after-tax gain on sale of New York building	—%	—%	—%	(0.93)%
Plus: effect of lower rate under the 2017 Tax Act	—%	—%	—%	1.25%
Adjusted net income / Average stockholders' equity (Adjusted ROE)	0.44%	6.66%	7.95%	6.32%

	Years Ended December 31,
(in thousands, except per share amounts and percentages)	2020	2019	2018	2017

Efficiency ratio	67.95%	77.47%	78.77%	73.84%
Less: impact of restructuring costs	(4.51)%	(1.89)%	(2.34)%	—%
Less: loss on sale of the Beacon Operations Center	(0.43)%	—%	—%	—%
Plus: gain on sale of vacant Beacon land	—%	0.81%	—%	—%
Less: impact of total spin-off costs	—%	—%	(2.44)%	(1.86)%
Plus: gain on sale of New York building	—%	—%	—%	2.78%
Adjusted efficiency ratio	63.01%	76.39%	73.99%	74.76%

Noninterest expense / Average total assets	2.23%	2.64%	2.57%	2.45%
Less: impact of restructuring costs	(0.15)%	(0.07)%	(0.08)%	—%
Less: impact of total spin-off costs	—%	—%	(0.08)%	(0.07)%
Adjusted noninterest expense / Average total assets	2.08%	2.57%	2.41%	2.38%

Salaries and employee benefits / Average total assets	1.39%	1.73%	1.69%	1.55%
Less: impact of restructuring costs	(0.08)%	(0.02)%	(0.06)%	—%
Less: impact of total spin-off costs	—%	—%	(0.01)%	—%
Adjusted salaries and employee benefits / Average total assets	1.31%	1.71%	1.62%	1.55%

Other operating expenses / Average total assets	0.84%	0.91%	0.87%	0.89%
Less: impact of restructuring costs	(0.04)%	(0.05)%	(0.02)%	—%
Less: impact of total spin-off costs	—%	—%	(0.07)%	(0.06)%
Adjusted other operating expenses / Average total assets	0.80%	0.86%	0.78%	0.83%

Stockholders' equity	$783,421	$834,701	$747,418	$753,450
Less: goodwill and other intangibles	(21,561)	(21,744)	(21,042)	(21,186)
Tangible common stockholders' equity	$761,860	$812,957	$726,376	$732,264
Total assets	$7,770,893	$7,985,399	$8,124,347	$8,436,767
Less: goodwill and other intangibles	(21,561)	(21,744)	(21,042)	(21,186)
Tangible assets	$7,749,332	$7,963,655	$8,103,305	$8,415,581
Common shares outstanding	37,843	43,146	43,183	42,489
Tangible common equity ratio	9.83%	10.21%	8.96%	8.70%
Stockholders' book value per common share	$20.70	$19.35	$17.31	$17.73
Tangible stockholders' book value per common share	$20.13	$18.84	$16.82	$17.23

______________
(1)     The Company leased-back the property for a 2-year term.
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
(3) On October 9, 2020, the Board of Directors of the Company adopted a voluntary early retirement plan for certain eligible long-term employees ( the “2020 Voluntary Plan”) and an involuntary severance plan for certain other positions (the “2020 Involuntary Plan”) consistent with the Company’s effort to streamline operations and better align its operating structure with its business activities. 31 employees elected to participate in the 2020 Voluntary Plan, all of whom retired on or before December 31, 2020. The 2020 Involuntary Plan impacted 31 employees most of whom no longer worked for the Company and/or its subsidiaries by December 31, 2020. On December 28, 2020, the Company determined the termination costs and annual savings related to the 2020 Voluntary Plan and the 2020 Involuntary Plan. The Company incurred approximately $3.5 million and $1.8 million in one-time termination costs in the fourth quarter of 2020 in connection with the 2020 Voluntary Plan and the 2020 Involuntary Plan, respectively, the majority of which will be paid over time in the form of installment payments until December 2021. The Company estimates that the 2020 Voluntary Plan and the 2020 Involuntary Plan will yield estimated annual savings of approximately $4.2 million and $5.5 million, respectively, for combined estimated annual savings of approximately $9.7 million beginning in 2021.
(4) On October 30, 2018, the Board of Directors of the Company adopted a voluntary early retirement plan (the “ 2018 Voluntary Plan”) for certain eligible long-term employees and an involuntary severance plan (the “2018 Involuntary Plan”) for certain other positions.  The Company incurred approximately $4.2 million of expenses in 2018 in connection with the 2018 Voluntary Plan, substantially all of which will be paid over time in the form of installment payments until January 2021. The Company incurred approximately $0.5 million of expenses in 2018 in connection with the 2018 Involuntary Plan, substantially all of which will be paid over time in the form of installment payments until December 2019.
(5)     The Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from our deferred compensation plan. This distribution was taxable to plan participants as ordinary income during 2018. We partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they incurred as a result of the distribution increasing the plan participants’ estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants. The after tax net effect of this $1.2 million contribution for the year ended December 31, 2018, was approximately $952,000. As a result of the early taxable distribution to plan participants, we have expensed and deducted for federal income tax purposes, previously deferred compensation of approximately $8.1 million, resulting in an estimated tax credit of $1.7 million, which exceeded the amount of the tax gross-up paid to plan participants.
(6)     Calculated based upon the estimated annual effective tax rate for the periods, which excludes the tax effect of discrete items, and the amounts that resulted from the difference between permanent Spin-off costs that are non-deductible for Federal and state income tax purposes, and total Spin-off costs recognized in the consolidated financial statements. The estimated annual effective rate applied for the calculation differs from the reported effective tax rate since it is based on a different mix of statutory rates applicable to these expenses and to the rates applicable to the Company and its subsidiaries.
(7)     In 2020, 2019, 2018, amounts were calculated based upon the Company’s annual effective tax rate of 60.27%, 19.83% and 20.38%, respectively. In 2017, amount was calculated based upon an estimated annual effective rate of 31.71%.
(8)     As of December 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 248,750 and 530,620, respectively. As of December 31, 2020, potential dilutive instruments were not included in the dilutive earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect. As of December 31, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted averages shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. We had no outstanding dilutive instruments as of any period prior to December 2018.

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

Overview

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment and wealth management services are provided by the Bank’s national trust company subsidiary, Amerant Trust, the Bank’s securities broker-dealer subsidiary (see “Amerant Trust Merger” under Item 1.Business), Amerant Investments, the Bank’s Grand-Cayman based trust company subsidiary, the Cayman Bank, and the newly formed mortgage company, Amerant Mortgage. The Bank’s three primary markets are South Florida, where we operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have 7 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and a LPO in Dallas, Texas, which we opened in early 2019; and the greater New York City area, where we also maintain a LPO that focuses on originating CRE loans.

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income or loss, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, ROA and ROE.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements, senior notes and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with GAAP.

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
Our income from service fees on deposit accounts is affected primarily by the volume, growth and mix of deposits we hold and volume of transactions initiated by customers (i.e. wire transfers). These are affected by prevailing market pricing of deposit services, interest rates, our marketing efforts and other factors.
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody (“AUMs”), and account administrative services and ancillary fees during the contractual period. Our AUMs totaled $2.0 billion at December 31, 2020, an increase of $156.5 million, or 8.6%, from $1.8 billion at December 31, 2019. This increase in AUM in 2020 was mainly driven by net new assets of $105.0 million, representing an increase of 5.8% in AUM, as the Company’s sales team continued to execute against the Company’s relationship-centric strategy, successfully increasing share of wallet of existing customers and acquiring new customers by leveraging the Company's broad commercial and branch network. In addition, the increase in AUM in 2020, includes the market valuation effect in 2020. The Company remains focused on growing AUM, both domestically and internationally, in efforts to further build up the franchise and strengthen the Company’s fee-driven business.
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
We revised our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We entered into referral arrangements with recognized U.S.-based card issuers which will permit us to serve our international and domestic customers and we will earn referral fees and share interchange revenue without exposure to credit risk. Our credit card issuance and interchange fees, and interest, decreased in 2020 compared to 2019, as we ceased to be a direct card issuer early in 2020.

In 2019 and prior periods, we historically provided certain administrative services to the Former Parent’s non-U.S. affiliates under certain administrative and transition service agreements with arms-length terms and pricing. Income from this source was generally based on the direct costs associated with providing the services plus a markup, and reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. In 2019, we were paid approximately $1.0 million for these services. These administrative and transition services ended in 2019, therefore, we earned no fees for these services in 2020. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide, certain shareholder services to us under a service agreement.

Our gains and losses on sales of securities are derived from sales from our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value.
Our gains or losses on sales of property and equipment are recorded at the date of the sale and presented as other noninterest income or expense in the period they occur. Our fees income generated on customer interset rate swaps are reported in other noninterest income income.
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
Other operating expenses include advertising, marketing (including rebranding expenses), community engagement, and other operational expenses. Other operating expenses include the incremental cost associated with servicing the large number of shareholders resulting from the Spin-off. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During 2020, 2019 and 2018, we incurred in restructuring expenses of approximately $11.9 million , $5.0 million and $6.4 million, respectively, which included: (i) staff reduction costs of $6.4 million, $1.5 million and $4.7 million in 2020, 2019 and 2018, respectively; (ii) digital transformation expenses and branch closure expense of $3.1 million and $2.4 million, respectively, in 2020; (iii) rebranding costs of $3.6 million and $0.4 million in 2019 and 2018, respectively, and (iv) an aggregate $1.3 million in legal, strategy and advisory costs and other costs in 2018.

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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000. In addition, in 2020, the Company began offering interest-bearing deposit products to broker-dealer firms through a third-party deposit broker network, including brokered money market and brokered interest bearing demand deposit accounts. However, we remain focused on relationship-driven core deposits. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the characteristics and maturities of our assets when compared to the characteristics of our liabilities and other factors.

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
CARES Act
On March 27, 2020, the CARES Act, an approximately $2.0 trillion COVID-19 response bill, to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the SBA $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s PPP, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, adding funding to the PPP, was enacted. On July 4, 2020, new legislation was signed into law that extended the availability of loans from June 30, 2020 until August 8, 2020. On August 8, 2020, legislation providing funds through the PPP program expired. As of December 31, 2020, total PPP loans were $198.5 million, representing over 2,000 loans approved. Approximately 90% of these loans were under $350,000 each and represented approximately 51% of the PPP loan balances.The Company estimates as of December 31, 2020, there were $95.4 million of deposits related to PPP loans primarily funded in the second quarter of 2020. In January 2021, the Company started to process new applications and obtain approvals from the SBA in round three of the PPP authorized under a new law enacted on December 27, 2020.

Main Street Lending
The Company originated loans as part of the MSLP in the fourth quarter of 2020. Under this program, which ran through January 8, 2021, the Federal Reserve purchased 95% of each qualifying loan originated by the Company under such program to small and mid-sized businesses. In the fourth quarter of 2020, the Company received fees of approximately $0.5 million from the origination of $56.3 million of loans in this program as of December 31, 2020.

Loan Loss Reserve and Mitigation Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including deferral and/or forbearance options. These programs continued in the second third and fourth quarters of 2020. Loans which have been modified under these programs totaled $1.1 billion as of December 31, 2020. As of December 31, 2020, $43.4 million, or 0.7% of total loans, were still under the deferral and/or forbearance period. The balance as of December 31, 2020 includes $15.8 million of loans under a second deferral and $26.8 million under a third deferral, which the Company began to selectively offer as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company is closely monitoring the performance of these loans under the terms of the temporary relief granted.

The following table summarizes the loan balances in these programs as of December 31, 2020, September 30, 2020, June 30, 2020 and May 1, 2020:

Program Detail	December 31, 2020	September 30, 2020	June 30, 2020	May 1, 2020
(in thousands)
90-day payment deferral; interest added to principal balance upon modification and continues to accrue each month	$38,627	$73,400	$349,166	$451,076
90-day interest payment deferral with no escrow payments	4,457	23,049	133,761	441,212
90-day interest payment deferral including escrow payments	280	4,748	150,464	196,809
180-day interest payment deferral	—	—	20,973	29,906
	$43,364	$101,197	$654,364	$1,119,003
The Company performed a comprehensive review of its loan exposures by industry to identify those most susceptible to increased credit risk as a result of the COVID-19 pandemic. The Company estimated the outstanding loan portfolio is represented by loans to borrowers in industries, or with collateral values, that are potentially more vulnerable to the financial impact of the pandemic to be approximately 45% at December 31, 2020, compared to 33% at March 31, 2020. The Company estimates approximately 67% of these loans are secured with real estate collateral at December 31, 2020, compared to 49% at March 31, 2020.
The Company recorded a provision for loan losses of $88.6 million in 2020, compared to a reversal of loan losses of $3.2 million in 2019.The increase in provision for loan losses in 2020 was mainly driven by additional specific reserve requirements due to loan portfolio deterioration as well as estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors.

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

Risks and Uncertainties
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While some of these measures and restrictions have been lifted and most businesses began to reopen, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time. See—Risk Factors under Part I, Item 1A in this Form 10-K.
Seasonality
Our loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year.

Summary Results
The summary results for the year ended December 31, 2020 include the following (See Item 6, “ Selected Financial Data” for an explanation of non-GAAP financial measures):
•Net loss for the full-year 2020 was $1.7 million, compared to net income of $51.3 million in full-year 2019. Net loss for the full-year 2020 was primarily driven by $88.6 million in provision for loan losses during the period. Diluted loss per share of $0.04 in 2020, compared to diluted income per share of $1.20 in 2019 on a GAAP basis.
•Net interest income for the full-year 2020 was $189.6 million, down 11.0% compared to $213.1 million in 2019. The NIM for full-year 2020 declined to 2.52% from 2.85%, primarily attributed lower yields on interest earning assets, partially offset by lower costs of deposits and wholesale funding as well as higher average balance of earning assets.
•The Company recorded a provision of loan losses for $88.6 million during 2020, compared to a $3.2 million release of provision during 2019. The ratio of ALL to total loans was 1.90% as of December 31, 2020, up from 0.91% at the end of 2019. The ratio of net charge-offs to average total loans in 2020 was 0.52%, up from 0.11% in 2019.
•Noninterest income was $73.5 million for the full-year of 2020, up 28.6% from $57.1 million in 2019, driven by gains on sale of securities during 2020 and an increase in broker, advisory and fiduciary fee income, partially offset by a $1.7 million loss on the sale of the Beacon Operations Center recorded in 2020. Also included in 2019 was a $2.8 million gain on the sale of vacant Beacon land .
•Noninterest expense was $178.7 million for the full-year 2020, down 14.6% from $209.3 million in 2019, mainly driven by lower salaries and employee benefits resulting from staff reductions, changes to variable and long-term incentive programs, and deferred PPP loan origination costs from loans originated in 2020. Partially offsetting these declines were additional staff reduction costs, digital transformation expenses, depreciation and amortization expense in connection with branch closures in 2020 and higher FDIC assessment and insurance expenses. Adjusted noninterest expense for the full-year 2020 was $166.8 million, down 18.3% compared to $204.3 million for 2019.

•The efficiency ratio was 68.0% (63.0% adjusted for restructuring costs and the one-time loss on sale of the Beacon operations center) for the full-year 2020, compared to 77.5% (76.4% adjusted for restructuring costs and the gain on sale of vacant Beacon land in 2019).
•Total loans were $5.8 billion on December 31, 2020, up $98.0 million or 1.7% compared to December 31, 2019. Total deposits were $5.7 billion on December 31, 2020, down $25.5 million, or 0.4% from $5.8 billion at year-end 2019.
•Stockholders’ book value per common share increased to $20.70 at December 31, 2020, representing an 7.0% improvement compared to $19.35 for 2019. Tangible book value per common share rose to $20.13, a 6.8% improvement compared to $18.84 at year-end 2019, which includes accretion of $0.75, or 3.85%%, to the Company’s tangible book value per common share at the close of 2020 as a result of the Tender Offer.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

Net (loss) income
The table below sets forth certain results of operations data for the years ended December 31, 2020, 2019 and 2018:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
Net interest income	$189,552	$213,088	$219,039	$(23,536)	(11.0)%	$(5,951)	(2.7)%
Provision for (reversal of) loan losses	88,620	(3,150)	375	91,770	NM	(3,525)	(940.0)%
Net interest income after provision for (reversal of) loan losses	100,932	216,238	218,664	(115,306)	(53.3)%	(2,426)	(1.1)%
Noninterest income	73,470	57,110	53,875	16,360	28.6%	3,235	6.0%
Noninterest expense	178,736	209,317	214,973	(30,581)	(14.6)%	(5,656)	(2.6)%
(Loss) income before income tax	(4,334)	64,031	57,566	(68,365)	(106.8)%	6,465	11.2%
Income tax benefit (expense)	2,612	(12,697)	(11,733)	15,309	(120.6)%	(964)	8.2%
Net (loss) income	$(1,722)	$51,334	$45,833	$(53,056)	(103.4)%	$5,501	12.0%
Basic (loss) earnings per common share	$(0.04)	$1.21	$1.08	$(1.25)	(103.3)%	$0.13	12.0%
Diluted (loss) earnings per common share (1)	$(0.04)	$1.20	$1.08	$(1.24)	(103.3)%	$0.12	11.1%
__________________
(1)    At December 31, 2020, 2019 and 2018, potential dilutive instruments consist of unvested shares of restricted stock and restricted stock units totaling 248,750, 530,620 and 794,529, respectively, mainly related to the Company’s IPO in 2018. See Note 21 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock on earnings per share in 2020, 2019 and 2018.

2020 compared to 2019
In 2020, the Company reported a net loss of $1.7 million, or $0.04 diluted loss per share, compared to a net income of $51.3 million, or $1.20 per diluted earnings per share in 2019. The net loss in 2020 is mainly attributable to: (i) the $88.6 million provision for loan losses in 2020 compared to a reversal of loan losses of $3.2 million in 2019, and (ii) a decrease of $23.5 million in net interest income compared to 2019. These results were partially offset by: (i) a decline of $30.6 million in noninterest expense compared to 2019 primarily due to lower salaries and employee expenses; (ii) an increase of $16.4 million in noninterest income mainly driven by higher net gains on securities in 2020, and (iii) the income tax benefit of $2.6 million in 2020 compared to an income tax expense of $12.7 million in 2019.
Net interest income declined to $189.6 million in 2020 from $213.1 million in 2019, a decrease of $23.5 million or 11.0%, mainly as a result of lower average yields on interest earning assets.This was partially offset by lower deposit and lower wholesale funding costs and higher average interest-earning asset balances. See “-Net interest Income” for more details.
The Company recorded a provision for loan losses of $88.6 million in 2020, compared to a reversal of loan losses of $3.2 million in 2019, primarily due to the estimated probable losses reflecting deterioration of our loan portfolio due to the COVID-19 pandemic and specific reserves requirements on a commercial loan relationship in 2020. See “-Analysis of the Allowance for Loan Losses” for more details.
Noninterest income increased to $73.5 million in 2020 from $57.1 million in 2019, an increase $16.4 million, or 28.6%. This increase was mainly the result of higher net gains of securities which increased $24.4 million in 2020 partially offset by lower other noninterest income. See “-Noninterest Income” for more details.

Noninterest expense decreased to $178.7 million in 2020 from $209.3 million in 2019, a decrease of $30.6 million, or 14.6%, mainly as result of: (i) lower salary and employee benefits mainly driven by staff reductions and lower stock-based compensation expense, a $7.8 million deferral of expenses directly related to the origination of PPP loans in accordance with GAAP, and lower incentives associated with variable and long-term bonus programs; (ii) lower other operating expenses and, (iii) lower professional and other services fees. This was partially offset by higher depreciation and amortization expense, higher FDIC assessments and insurance expense and higher occupancy and equipment expenses. In 2020 and 2019, noninterest expense included $11.9 million and $5.0 million, respectively, in restructuring costs, consisting primarily of staff reduction costs, digital transformation expenses and branch closure expenses (staff reduction costs and rebranding costs in 2019). The Company implemented no staffing changes in 2020 directly related to the COVID-19 pandemic. See “-Noninterest Expense” for more details.
The Company recorded an income tax benefit of $2.6 million in 2020 compared to an income tax expense of $12.7 million in 2019, mainly due to the deferred tax benefit recorded in 2020 as a result of an increase in the allowance for loan losses in 2020.
Adjusted net income in 2020 was $3.7 million, or $0.09 per diluted earnings per share, a decrease of $49.4 million, or 93.0%, compared to adjusted net income of $53.1 million, or $1.24 per diluted earnings per share in 2019. In 2020, adjusted net income excludes a loss of $1.7 million on the sale of the Beacon Operations Center and restructuring costs totaling $11.9 million ($2.8 million gain on sale of the vacant Beacon land and restructuring costs of $5.0 million in 2019). Operating income was $57.3 million million in 2020, down $1.0, or 1.7%, from $58.3 million in 2019. Operating income excludes provisions for loan losses or reversals, net gains on securities and income tax expense or benefit. See “Item 6. Selected Financial Data - Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their GAAP counterparts.
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

Noninterest expense decreased $5.7 million in 2019, or 2.6% compared to 2018, mainly as result of: (i) lower salary and employee benefit costs, (ii) lower legal and accounting and professional fees compared to the previous year when the Company completed the Spin-off, and (iii) lower FDIC related costs. Partially offsetting these reductions were higher compensation expenses related to the 2018 restricted IPO grants, resulting in $5.9 million of amortization expense in 2019. Noninterest expense includes $5.0 million of restructuring expenses in 2019, compared to $6.4 million of restructuring costs and $6.7 million of Spin-off costs in 2018. There were no Spin-off costs in 2019.
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

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2020			2019			2018
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,716,371	$220,898	3.86%	$5,658,196	$263,011	4.65%	$5,930,615	$257,611	4.34%
Debt securities available for sale (2)	1,444,213	34,001	2.35%	1,508,203	40,420	2.68%	1,621,928	42,758	2.64%
Debt securities held to maturity (3)	66,136	1,343	2.03%	80,761	1,946	2.41%	87,931	1,580	1.80%
Equity securities with readily determinable fair value not held for trading	24,290	452	1.86%	23,611	558	2.36%	23,019	526	2.29%
Federal Reserve Bank and FHLB stock	67,840	3,227	4.76%	68,525	4,286	6.25%	71,447	4,343	6.08%
Deposits with banks	202,026	633	0.31%	125,671	2,753	2.19%	141,021	2,540	1.80%
Total interest-earning assets	7,520,876	260,554	3.46%	7,464,967	312,974	4.19%	7,875,961	309,358	3.93%
Total non-interest-earning assets less allowance for loan losses	510,673			473,412			497,148
Total assets	$8,031,549			$7,938,379			$8,373,109

	Years Ended December 31,
	2020			2019			2018
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts:
Interest bearing demand	1,154,166	439	0.04%	1,177,031	925	0.08%	1,397,783	657	0.05%
Money market	1,165,447	7,070	0.61%	1,150,459	15,625	1.36%	1,215,635	12,840	1.06%
Savings	321,766	58	0.02%	361,069	65	0.02%	422,672	71	0.02%
Total checking and saving accounts	2,641,379	7,567	0.29%	2,688,559	16,615	0.62%	3,036,090	13,568	0.45%
Time deposits	2,360,367	45,765	1.94%	2,344,587	51,757	2.21%	2,366,423	42,189	1.78%
Total deposits	5,001,746	53,332	1.07%	5,033,146	68,372	1.36%	5,402,513	55,757	1.03%
Securities sold under agreements to repurchase	252	1	0.40%	220	5	2.27%	271	6	2.21%
Advances from the FHLB and other borrowings (4)	1,116,899	13,168	1.18%	1,134,551	24,325	2.14%	1,200,701	26,470	2.20%
Senior notes	30,686	1,968	6.41%	—	—	—%	—	—	—%
Junior subordinated debentures	66,402	2,533	3.81%	108,765	7,184	6.61%	118,110	8,086	6.85%
Total interest-bearing liabilities	6,215,985	71,002	1.14%	6,276,682	99,886	1.59%	6,721,595	90,319	1.34%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	876,393			791,239			846,709
Accounts payable, accrued liabilities and other liabilities	100,932			72,558			76,630
Total non-interest-bearing liabilities	977,325			863,797			923,339
Total liabilities	7,193,310			7,140,479			7,644,934
Stockholders' equity	838,239			797,900			728,175
Total liabilities and stockholders' equity	$8,031,549			$7,938,379			$8,373,109
Excess of average interest-earning assets over average interest-bearing liabilities	$1,304,891			$1,188,285			$1,154,366
Net interest income		$189,552			$213,088			$219,039
Net interest rate spread			2.32%			2.60%			2.59%
Net interest margin (5)			2.52%			2.85%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.99%			118.93%			117.17%
__________________
(1)    Average non-performing loans of $64.8 million, $27.4 million and $30.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in the average loan portfolio, net balance. Interest income that would have been recognized on these non-performing loans totaled $2.7 million, $1.4 million and $0.9 million in 2020, 2019 and 2018, respectively.
(2)    Includes nontaxable securities with average balances of $72.2 million, $121.0 million and $176.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities was 2.94%, 3.60% and 3.48% for the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, 2019 and 2018, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(3)    Includes nontaxable securities with average balances of $66.1 million, $80.8 million and $87.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax equivalent yield for these nontaxable securities was 2.57%, 3.05% and 2.28% for the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, 2019 and 2018, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
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

	Increase (Decrease) in Net Interest Income
	2020 vs 2019			2019 vs 2018
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$2,704	$(44,817)	$(42,113)	$(11,833)	$17,233	$5,400
Debt securities available for sale	(1,715)	(4,704)	(6,419)	(2,998)	660	(2,338)
Debt securities held to maturity	(352)	(251)	(603)	(129)	495	366
Equity securities with readily determinable fair value not held for trading	16	(122)	(106)	14	18	32
Federal Reserve Bank and FHLB stock	(43)	(1,016)	(1,059)	(178)	121	(57)
Deposits with banks	1,673	(3,793)	(2,120)	(276)	489	213
Total interest-earning assets	$2,283	$(54,703)	$(52,420)	$(15,400)	$19,016	$3,616
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$(18)	$(468)	$(486)	$(104)	$372	$268
Money market	204	(8,759)	(8,555)	(688)	3,473	2,785
Savings	(7)	—	(7)	(10)	4	(6)
Total checking and saving accounts	179	(9,227)	(9,048)	(802)	3,849	3,047
Time deposits	348	(6,340)	(5,992)	(389)	9,957	9,568
Total deposits	527	(15,567)	(15,040)	(1,191)	13,806	12,615
Securities sold under agreements to repurchase	—	(4)	(4)	(1)	—	(1)
Advances from the FHLB and other borrowings	(378)	(10,779)	(11,157)	(1,458)	(687)	(2,145)
Senior notes	—	1,968	1,968	—	—	—
Junior subordinated debentures	(2,798)	(1,853)	(4,651)	(640)	(262)	(902)
Total interest-bearing liabilities	$(2,649)	$(26,235)	$(28,884)	$(3,290)	$12,857	$9,567
Increase (decrease) in net interest income	$4,932	$(28,468)	$(23,536)	$(12,110)	$6,159	$(5,951)

In 2020, the Company repriced customer time and relationship money market deposits at lower rates, sought lower-rate alternatives to replace brokered CDs, actively implemented floor rates in the loan portfolio, assessed risk and increased spreads during extensions and renewals in order to optimize yields, looked for additional opportunities through indirect lending programs, maximized high-yield investments by purchasing higher-yielding financial institutions subordinated debt, and effectively managed its professional funding sources as liquidity remained high during the period. Also, in 2020, the Company reduced interest expense by restructuring $420 million in FHLB advances and redeemed $28.1 million of its junior subordinated debt. In addition, the Company reduced asset sensitivity via duration. See discussion on net interest income below for further details.

In 2019, the Company completed its planned strategic exit from foreign financial institutions (“FI”) loans and non-relationship shared national credit facilities or SNCs, resulting in lower average loan balances compared to 2018. Loan yields increased on improved loan mix and higher market rates during the first half of 2019. The securities portfolio experienced a slight decline as we experienced higher prepayments on SBA securities and commercial mortgage-backed securities (“CMBS”). The cost of deposits increased as declining low-cost foreign deposits were replaced with higher-cost domestic retail and brokered time deposits, resulting in higher interest expense. The Company experienced lower average rates on advances from the FHLB and junior subordinated debentures as it took proactive steps in 2019 to lower the rates paid on borrowings. See discussion on net interest income below for further details.

Net interest income
2020 compared to 2019
In 2020, we earned $189.6 million of net interest income, a decrease of $23.5 million, or 11.0%, from $213.1 million in 2019. The decrease in net interest income was primarily driven by a 73 basis point decline in the average yield on interest-earning assets resulting from the Federal Reserve rate reductions and cuts, including the emergency rate cuts in March 2020 and the declines in the benchmark interest rate in the second half of 2019. These results were partially offset by: (i) a decrease of 45 basis points in average rates paid on total interest bearing liabilities mainly driven by lower costs of total deposits and FHLB advances, as well as lower interest expense due to the redemption of trust preferred securities and related junior subordinated debt in the third quarter of 2019 and first quarter of 2020, (ii) a 1.0% decrease in the average balance of total interest bearing liabilities partially offset by an increase in the average balance of time deposits and the expense associated with the Senior Notes issued in the second quarter of 2020, and (iii) a 0.7% increase in the average balance of interest-earning assets mainly due to higher loan balances and higher cash balances at the Federal Reserve . Net interest margin decreased to 2.52% in 2020, a decline of 33 basis points from 2.85% in 2019 .

Interest Income. Total interest income was $260.6 million in 2020 compared to $313.0 million in 2019. The $52.4 million, or 16.7%, decline in total interest income was primarily due to lower yields of interest-earning assets as result of the aforementioned Federal Reserve rate reductions and cuts. This was partially offset by higher average balances of interest-earning assets driven by higher loan balances and higher cash balances at the Federal Reserve. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the year ended December 31, 2020 was $220.9 million compared to $263.0 million in 2019. The $42.1 million, or 16.0%, decline was primarily due to a 79 basis points decrease in average yields, partially offset by a 1.0% increase in the average balance of loans during the year ended December 31, 2020 over 2019, mainly as a result of PPP loans primarily originated in the second quarter of 2020 as well as higher-yielding consumer loans purchased throughout 2020. In addition, the decrease in interest income on loans in 2020 includes a decline of $0.7 million related to lower prepayment penalties collected on loans in 2020 compared to 2019.
Interest income on the available for sale debt securities portfolio decreased $6.4 million, or 15.9%, to $34.0 million in 2020 compared to $40.4 million in 2019. This decrease was mainly due to a 33 basis point decline in the average yields accompanied by a decline of 4.2% in the average balance of available for sale debt securities. These results include the effect of a surge in prepayments on available for sale debt securities, mainly mortgage-related securities, of around $270.1 million in 2020 driven by lower market rates and higher refinancing demand. During 2020, the Company purchased $261.5 million in higher yielding corporate securities, including $138.8 million in financial institutions subordinated debt. Also, during 2020, the Company proactively managed its investment securities portfolio as an economic hedge against the declining market interest rates. This resulted in an increase in securities gains of $24.4 million in 2020, mainly gains on sale of available for sale debt securities, which exceeded the decline of $23.5 million in net interest income in 2020.

Interest Expense. Interest expense on interest-bearing liabilities decreased $28.9 million, or 28.9%, to $71.0 million in 2020 compared to $99.9 million in 2019, primarily due to lower cost of FHLB advances and deposits, lower interest expense due to the aforementioned redemptions of trust preferred securities, and lower average balances of total interest-bearing liabilities. The decreases in average rates paid and average balances of total interest bearing liabilities were partially offset by an increase in the average balance of time deposits and the Senior Notes issued in the second quarter of 2020.
Interest expense on deposits decreased to $53.3 million in the year ended December 31, 2020 compared to $68.4 million for the comparable period of 2019. The $15.0 million, or 22.0%, decrease was primarily due to a 29 basis point decrease in the average rate paid on total deposits, mainly the result of lower average rates paid on money market deposit accounts and time deposits. In addition, there was a 0.6% decline in the average balance of total deposits, mainly lower average balance of checking and savings accounts partially offset by higher average balance of time deposits. Average total time deposits increased $15.8 million, or 0.7%, mainly as a result of our efforts to capture online deposits. Average online deposits increased $116.2 million, or 128.7%, to $206.4 million in 2020 compared to $90.3 million in 2019. The increase in the average balance of total time deposits in 2020, was partially offset by decreases in the average balance of customer certificates of deposits (“CDs”) and brokered CDs of $71.5 million, or 4.3%, and $28.9 million, or 4.8%, respectively. As of December 31, 2020, the Company had $523.7 million of time deposits maturing in the first three months of 2021, which the Company expects to reprice at lower market rates. This is expected to decrease the average cost of CDs by approximately 30bps. Average total checking and savings account balances decreased $47.2 million, or 1.8%, mainly driven by a decline of $153.8 million, or 7.1%, in the average balance of international accounts. The decline in average international deposits includes a decline of $163.2 million, or 9.0%, in personal accounts and an increase of $9.3 million, or 2.8%, in commercial accounts. The overall decline in average personal accounts is primarily due to the continued outflow of funds of our Venezuelan customers as difficult living conditions in their country persist. In 2020, the pace of utilization of deposits from Venezuelan residents declined compared to 2019, mainly attributable to: (i) lower economic activity in Venezuela as a result of health measures implemented in the country due to the COVID-19 pandemic and (ii) the Company’s sale efforts which continued to strengthen existing relationships and expansion of the Company’s banking products and services. The decrease in average total checking and savings account balances was partially offset by new third-party interest-bearing domestic brokered deposits with an average balance of $27.3 million in 2020 as well as higher average personal domestic deposits.
Interest expense on FHLB advances and other borrowings decreased $11.2 million, or 45.9%, in 2020 compared to 2019. This is the result of a decrease of 96 basis points in the average rate paid on these borrowings along with a decrease of 1.6% in the average balances. In April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances, resulting in 26 bps of annual savings for this portfolio representing an estimated $2.4 million of cost savings in 2020. See — Capital Resources and Liquidity Management for detailed information. Advances from the FHLB are used to actively manage the Company’s funding profile by match funding CRE loans. At December 31, 2020, all FHLB advances bear fixed interest rates raging from 0.62% to 2.42%. In addition, in 2019 the Company terminated interest rate swaps that had been designated as cash flow hedges to manage interest rate exposure on FHLB advances. As a result, the Company recorded a credit of approximately $1.4 million against interest expense on FHLB advances in 2020 ($1.2 million in 2019). See “—Capital Resources and Liquidity Management” for detailed information.

Interest expense on junior subordinated debentures decreased by $4.7 million in 2020, or 64.7%, compared to 2019, mainly driven by a decline of $42.4 million, or 38.9%, in the average balance outstanding in connection with the redemption of the trust preferred securities issued by Commercebank Capital Trust III subsidiary (“Capital Trust III”), Commercebank Statutory Trust II subsidiary (“Statutory Trust II”), and Commercebank Capital Trust I (“Capital Trust I”) and related subordinated debt. On July 31, 2019 and September 7, 2019, the Company redeemed all $10.0 million of its outstanding 10.18% trust preferred securities issued by Capital Trust III, and all $15.0 million of its outstanding 10.60% trust preferred securities issued by its Statutory Trust II. On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I. These redemptions are expected to reduce the Company’s annual pretax interest expense by approximately $5.0 million. See “—Capital Resources and Liquidity Management” for detailed information. Additionally, on August 8, 2019 the Company entered into five interest rate swap contracts with notional amounts totaling $64.2 million, that were designed as cash flow hedges, to manage the exposure of floating interest payments on all of the Company’s variable-rate junior subordinated debentures. These cash flow hedges took advantage of the inverted yield curve to reduce the Company’s interest expense. The Company will continue to explore the use of hedging activities to manage its interest rate risk.
During 2020, we completed a $60.0 million offering of Senior Notes with a fixed-rate coupon of 5.75%. During 2020, interest expense on these Senior notes totaled $2.0 million compared to none in 2019. See “—Capital Resources and Liquidity Management” for detailed information.
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

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Balance at the beginning of the period	$52,223	$61,762	$72,000	$81,751	$77,043
Charge-offs
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$(5,839)	$(97)	$(94)
Single-family residential	(27)	(136)	(27)	(130)	(195)
Owner occupied	(75)	—	—	(25)	(24)
	(102)	(136)	(5,866)	(252)	(313)
Commercial	(29,883)	(2,970)	(3,662)	(1,907)	(1,305)
Consumer and others	(573)	(638)	(167)	(341)	(196)
	(30,558)	(3,744)	(9,695)	(2,500)	(1,814)

International Loans (1):
Commercial	(34)	(62)	(1,473)	(6,166)	(19,610)
Consumer and others	(269)	(5,033)	(1,392)	(757)	(1,186)
	(303)	(5,095)	(2,865)	(6,923)	(20,796)
Total Charge-offs	$(30,861)	$(8,839)	$(12,560)	$(9,423)	$(22,610)

Recoveries
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$39	$717	$2,639
Multi-family residential	—	—	—	—	1
Land development and construction loans	—	190	173	178	1,267
	—	190	212	895	3,907
Single-family residential	120	230	176	1,205	105
Owner occupied	—	19	891	445	32
	120	439	1,279	2,545	4,044
Commercial	319	1,207	435	221	84
Consumer and others	58	13	46	2	11
	497	1,659	1,760	2,768	4,139

	Years Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
International Loans (1):
Real Estate
Single-family residential	—	—	4	10	21
Commercial	124	485	41	297	1,000
Consumer and others	299	306	142	87	48
	423	791	187	394	1,069
Total Recoveries	$920	$2,450	$1,947	$3,162	$5,208

Net charge-offs	(29,941)	(6,389)	(10,613)	(6,261)	(17,402)
Provision for (reversal of) loan losses	88,620	(3,150)	375	(3,490)	22,110
Balance at the end of the period	$110,902	$52,223	$61,762	$72,000	$81,751
______________
(1) Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international loan charge-offs by country for each of the periods presented.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Commercial loans:
Brazil	$—	$—	$1,473
Other countries with less than $1,000	34	62	—
	34	62	1,473
Consumer loans and overdrafts:
Venezuela (1)	249	4,398	1,392
Other countries with less than $1,000	20	635	—
	269	5,033	1,392
Total international charge offs	$303	$5,095	$2,865
______________
(1) Increase in charge-offs during 2019 is primarily related to the credit card portfolio being phased out.

2020 compared to 2019
During 2020 charge-offs increased to $30.9 million, compared to $8.8 million in 2019. The increased during 2020 was mainly driven by: (i) a $19.3 million charge off related to certain loan agreements with a Miami-based U.S. coffee trader (“the Coffee Trader”); (ii) a $5.0 million commercial loan to a building contractor (iii) $1.9 million on a commercial loan to a South Florida food wholesale borrower; (iv) $2.0 million related to three unsecured commercial loans and (v) $0.4 million related to multiple credit cards due to the discontinuation of the Company’s credit card products. The aforementioned $0.4 million in credit card charge-offs had already been reserved and the Company did not experience any unanticipated losses during 2020. During 2020, recoveries decreased to $0.9 million compared to $2.5 million one year ago, mainly attributable to a $0.9 million recovery in 2019 related to one commercial loan.The ratio of net charge-offs to average total loan portfolio during 2020 increased 41 basis points, to 0.52% in 2020 from 0.11% in 2019.

The Company recorded a provision for loan losses of $88.6 million in 2020, compared to a reversal of loan losses of $3.2 million in 2019.The increase in provision during 2020 includes additional specific reserves as a result of loan portfolio deterioration and downgrades during the period. These specific reserves requirements include: (i) $31.5 million related to the aforementioned Coffee Trader loan relationship; (ii) $9.2 million related to a commercial loan to a food wholesaler in the cruise industry, and (iii) $5.0 million related to a commercial loan to a building contractor. Also, the increase in provision during 2020 includes $38.3 million driven by estimated probable losses reflecting deterioration in the macro-economic environment as a result of the COVID-19 pandemic across multiple impacted sectors. The ALL associated with the COVID-19 pandemic totaled $14.8 million at December 31, 2020.
As of December 31, 2020, the loan relationship with the Coffee Trader had an outstanding balance of approximately $19.6 million unchanged from September 30, 2020, after recording the $19.3 million charge-off reported in the third quarter of 2020. As disclosed by the Company on a current report on Form 8-K filed on July 16, 2020, management considered it necessary and prudent to provide, as of the close of the second quarter of 2020, for a loan loss reserve for this indebtedness which it initially estimated at approximately $17.0 million. During the second half of 2020, based on the evaluation of additional information from the assignee leading the liquidation proceedings for the Coffee Trader, management considered it necessary and prudent to provide for an additional $11.6 million specific loan loss reserve for these loans. As a result, the Company now maintains a specific loan loss reserve of $12.2 million as of December 31, 2020 on this relationship. We continue to closely monitor the liquidation process and, as more information becomes available, management may decide to adjust the loan loss reserve for this indebtedness.
While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. Importantly, while the Company continues to offer deferral and/or forbearance options, which are not considered TDRs, it will continue to assess its willingness to offer such programs over time.
The concentration of the loan portfolio remains stable compared to December 31, 2019. Except for loans to the real estate industry, the loan portfolio remains well diversified with the highest industry concentration representing 10.3% of total loans, down from 12.0% at December 31, 2019. At December 31, 2020, the Company’s CRE loan portfolio represented 48.6% of total loans, down from 51.7% at December 31, 2019. These loans had an estimated weighted average LTV of 60% and an estimated weighted average Debt Service Coverage Ratio (DSCR) of 1.7x at December 31, 2020. Importantly, CRE loans to top tier customers, which are those considered to have the greatest strength and credit quality, represented approximately 41% of the CRE loan portfolio at that date, unchanged from December 31, 2019.
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

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2020		2019		2018		2020 vs 2019		2019 vs 2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$15,838	21.6%	$17,067	29.9%	$17,753	33.0%	$(1,229)	(7.2)%	$(686)	(3.9)%
Brokerage, advisory and fiduciary activities	16,949	23.1%	14,936	26.2%	16,849	31.3%	2,013	13.5%	(1,913)	(11.4)%
Change in cash surrender value of BOLI(1)	5,695	7.8%	5,710	10.0%	5,824	10.8%	(15)	(0.3)%	(114)	(2.0)%
Cards and trade finance servicing fees	1,346	1.8%	3,925	6.9%	4,424	8.2%	(2,579)	(65.7)%	(499)	(11.3)%
Securities gains (losses), net	26,990	36.7%	2,605	4.6%	(999)	(1.9)%	24,385	(936.1)%	3,604	360.8%
Data processing and fees for other services	—	—%	955	1.7%	2,517	4.7%	(955)	(100.0)%	(1,562)	(62.1)%
(Loss) gain on early extinguishment of FHLB advances, net	(73)	(0.1)%	(886)	(1.6)%	882	1.6%	813	(91.8)%	(1,768)	(200.5)
Other noninterest income (2)	6,725	9.1%	12,798	22.3%	6,625	12.3%	(6,073)	(47.5)%	6,173	93.2%
	$73,470	100.0%	$57,110	100.0%	$53,875	100.0%	$16,360	28.6%	$3,235	6.0%
__________________
(1) Changes in cash surrender value of BOLI are not taxable.
(2) Includes net gain on sale of securities of $26.5 million and $1.9 million in the years ended December 31, 2020 and 2019, respectively, and net loss on sale of securities of 1.0 million in the year ended December 31, 2018, and unrealized gains of $0.5 million and $0.7 million in the years ended December 31, 2020 and 2019, respectively, related to the change in market value of mutual funds.
(3) Includes a loss of $1.7 million on the sale of the Beacon Operations Center in the year ended December 31, 2020, a gain of $2.8 million on the sale of vacant Beacon land in the year ended December 31, 2019, income from derivative and foreign currency exchange transactions with customers, rental income, and valuation income on the investment balances held in the non-qualified deferred compensation plan.

2020 compared to 2019
Total noninterest income increased $16.4 million, or 28.6%, in 2020 compared to 2019. These results were mainly driven by: (i) higher net gains on securities of $24.4 million in 2020; (ii) an increase of $2.0 million in brokerage, advisory and fiduciary activity fees; and (iii) a lower net loss on early extinguishment of FHLB advances recorded in 2019. The $2.0 million increase in brokerage, advisory and fiduciary activity fees was primarily due to the AUM growth in our advisory services as well as higher volume of customer trading activity following increased market volatility mainly due to the COVID-19 pandemic in 2020.

The increase in noninterest income was partially offset by: (i) the absence of a gain of $2.8 million on the sale of vacant Beacon land in 2020; (ii) a loss of $1.7 million on the sale of the Beacon Operations Center in 2020; (iii) 2.6 million in lower cards and trade finance servicing fees mainly due to the closing of the credit card product; (iv) a $2.0 million decline in income from derivative transactions due to lower customer activity; (v) lower deposit and service fees mainly due to lower wire transfer fees primarily driven by the economic slowdown in connection with the COVID-19 pandemic and the implementation of Zelle® in October 2019 and, (vi) the absence of fees for other services previously provided to the Former Parent.

Adjusted noninterest income in 2020 was $75.2 million, up $20.9 million, or 38.4%, compared to $54.3 million in 2019. Adjusted noninterest income in 2020 excludes a one-time loss of $1.7 million on the sale of the Beacon operations center. Adjusted noninterest income in 2019 excludes a one-time gain of $2.8 million on the sale of vacant Beacon land.

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

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2020		2019		2018		2020 vs 2019		2019 vs 2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits (1)	$111,469	62.4%	$137,380	65.6%	$141,801	66.0%	$(25,911)	(18.9)%	$(4,421)	(3.1)%
Occupancy and equipment (2)	17,624	9.9%	16,194	7.7%	16,531	7.7%	1,430	8.8%	(337)	(2.0)%
Professional and other services fees (3)	13,459	7.5%	16,123	7.7%	19,119	8.9%	(2,664)	(16.5)%	(2,996)	(15.7)%
Telecommunications and data processing	12,931	7.2%	13,063	6.2%	12,399	5.7%	(132)	(1.0)%	664	5.4%
Depreciation and amortization (4)	9,385	5.3%	7,094	3.4%	8,543	4.0%	2,291	32.3%	(1,449)	(17.0)%
FDIC assessments and insurance	6,141	3.4%	4,043	1.9%	6,215	2.9%	2,098	51.9%	(2,172)	(34.9)%
Other operating expenses (5)	7,727	4.3%	15,420	7.5%	10,365	4.8%	(7,693)	(49.9)%	5,055	48.8%
	$178,736	100.0%	$209,317	100.0%	$214,973	100.00%	$(30,581)	(14.6)%	$(5,656)	(2.6)%
____________
(1) Includes $5.3 million in expenses in the year ended December 31, 2020 related to the 2020 Voluntary Plan and the 2020 Involuntary Plan approved in October 2020 ($4.7 million in the year ended December 31, 2018 related to the 2018 Voluntary Plan and the 2020 Involuntary Plan approved in October 2018).
(2) Includes an additional expense of $1.1 million for the remaining lease obligation in connection with the closure of two of our branches in the year ended December 31 2020.
(3) Professional and other services fees includes expenses on derivative contracts.
(4) Includes a charge of $1.3 million for the accelerated amortization of leasehold improvements in connection with the closure of one our branches in the year ended December 31, 2020.
(5) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, amounts which mirror the valuation income or loss on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants in the plan, and provisions for possible losses on contingent loans.

2020 compared to 2019
Noninterest expense decreased $30.6 million, or 14.6%, in 2020 compared to 2019, primarily as a result of lower salary and employee benefits, lower other operating expenses and lower professional and other services fees. These decreases were partially offset by higher depreciation and amortization expense, higher FDIC assessments and insurance expense and higher occupancy and equipment expenses.
The decrease in salaries and employment benefits of $25.9 million, or 18.9%, in 2020 compared to 2019 was mainly driven by: (i) staff reductions throughout the year as well as lower stock-based compensation expense; (ii) the deferral in accordance with GAAP of $7.8 million during the second quarter of 2020 of expenses directly related to the origination of PPP loans; and (iii) changes to the variable and long-term incentive compensation programs. This was partially offset by $4.9 million in higher severance expenses in 2020 compared to 2019, mainly driven by the 2020 Voluntary Plan and the 2020 Involuntary Plan approved in October 2020. Our full time equivalent employees, or FTEs, were 713 at December 31, 2019, down 116, or 14.0%, from 829 at the close of 2019.
The decrease of $2.7 million, or 16.5%, in professional and other services fees during 2020 compared to 2019 was mainly the result of lower legal and accounting fees, partially offset by higher consulting fees of $1.6 million in connection with the Company’s digital transformation.
Other operating expenses decreased by $7.7 million, or 49.9%, during 2020 compared to 2019, mainly due to: (i) the absence of rebranding costs in 2020 compared to $3.6 million of rebranding costs in 2019 related to the Company’s transformation efforts and (ii) slowed down marketing activity due to the COVID-19 pandemic in 2020.
The increase of $2.3 million or 32.3% in depreciation and amortization expense in 2020 compared to 2019, was mainly driven by a charge of $1.3 million for the accelerated amortization of leasehold improvements in connection with the closure of one our branches in 2020.
FDIC assessments and insurance expense increased by $2.1 million in 2020, or 51.9%, compared to 2019, primarily due to higher FDIC assessments rates in 2020 and lower credits received in 2020.
The increase of $1.4 million or 8.8% in occupancy and equipment expense in 2020 compared to 2019, was mainly driven by an additional expense of $1.1 million for the remaining lease obligation in connection with the closure of two of our branches in 2020.
During 2020, the Company remained focused on driving efficiencies across the organization while improving the banking journey and experience for customers, particularly through improved digital capabilities. In 2020, the Company completed the rollout of the Salesforce® Customer Relationship Management (“CRM”). Also, in 2020, the Company launched the first phase of nCino® loan origination platform for commercial use and expect to rollout the second and final phase in the first quarter of 2021. nCino loan origination platform for retail use is expected to be rollout in the third quarter of 2021. Salesforce is a customizable platform that will enable the Company to integrate its marketing campaigns, onboarding processes and customer service. nCino will be fully integrated with Salesforce and will enable customers, portfolio managers and underwriters to collaborate in real-time. These important launches provide the digital foundation for the Company’s relationship-driven growth strategy and maximize efficiency and productivity seamlessly in the loan origination process.

Restructuring costs in 2020 include digital transformation expenses of $3.1 million, branch closure expenses of $2.4 million, and staff reduction costs of $6.4 million ($1.5 million of staff reduction costs and $3.6 million of rebranding costs in 2019). Digital transformation expenses in 2020 consisted of $1.6 million of professional and service fees and $1.5 million of telecommunication and data processing expenses. We had no digital transformation expenses in 2019. The $2.4 million in branch closure expenses in 2020 resulted from the Company closing one banking center in Fort Lauderdale, FL and another in Woodlands, TX on October 30, 2020.These closures are the result of extensive profitability analyses of the Company’s retail banking network and current and expected individual contributions towards the Company's strategic goals.
Adjusted noninterest expense in 2020 was $166.8 million, down $37.5 million, or 18.3%, compared to $204.3 million in 2019. Adjusted noninterest expense in 2020 and 2019, exclude the aforementioned restructuring costs.
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

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
Current tax expense:
Federal	$7,401	$9,748	$7,298	$(2,347)	(24.1)%	$2,450	33.6%
State	2,163	2,279	1,964	(116)	(5.1)%	315	16.0%
	9,564	12,027	9,262	(2,463)	(20.5)%	2,765	29.9%
Deferred tax (benefit) expense	(12,176)	670	2,471	(12,846)	NM	(1,801)	(72.9)%
Income tax (benefit) expense	$(2,612)	$12,697	$11,733	$(15,309)	(120.6)%	$964	8.2%
Effective income tax rate	60.27%	19.83%	20.38%	40.44%	203.9%	(0.55)%	(2.7)%
______________
N/M means not meaningful.

2020 compared to 2019
We recorded an income tax benefit of $2.6 million in 2020 compared to an income tax expense of $12.7 million in 2019. The change is mainly due to the deferred tax benefit recorded in the period as a result of an increase in the deferred tax asset driven by the increase in the allowance for loan losses in 2020 compared to 2019. The effective tax rate, however, increased in 2020 to 60.27% from 19.83% in 2019. The increase in the effective tax rate in 2020 is primarily due to the rate differential on deferred items.

As of December 31, 2020, the Company’s net deferred tax asset was $11.7 million, an increase of $6.2 million, or 113.3% compared to $5.5 million as of December 31, 2019. This result was mainly driven by the net increase of $58.7 million in the allowance for loan losses recorded during 2020 compared to 2019, which increased the related net deferred tax asset by $14.1 million in 2020. This was partially offset by an increase of $27.7 million in net unrealized holding gains on available for sale securities during 2020, which decreased the related net deferred tax asset by $6.8 million in 2020.

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

Financial Condition - Comparison of Financial Condition as of December 31, 2020 and December 31, 2019

Assets. Total assets were $7.8 billion as of December 31, 2020, a decline of $214.5 million, or 2.7%, compared to $8.0 billion at December 31, 2019, mainly driven by a decrease of $366.8 million, or 21.1% in total investment securities primarily due to maturities, sales, calls, and prepayments of available for sale debt securities. This was partially offset by an increase of $93.1 million, or 77% in cash and cash equivalents and an increase of $39.3 million, or 0.7%, in loans held for investment net of allowance for loan losses. The $39.3 million, or 0.7%, increase in loans held for investment net of allowance for loan losses was mainly driven by an increase in consumer loans and single family residential loans and includes PPP loans originated in 2020. See “—Loans”, for detailed information. This was partially offset by an increase in the allowance for loan losses in 2020 mainly due to the provision for loan losses of $88.6 million recorded in 2020. See “—Analysis of the allowance for loan losses, for detailed information.
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
The changes in our loan portfolio in 2020 were mainly the result of the Company’s efforts to increase the loan portfolio yields by purchasing higher-yielding consumer loans through indirect lending programs. The changes in our loan portfolio in 2019 reflect the execution of the Company’s strategy to reduce its foreign loan exposure, increase its domestic lending activities and the profitability on its interest-earning assets. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents
2020 compared to 2019
Cash and cash equivalents increased to $214.4 million at December 31, 2020, from $121.3 million at December 31, 2019, an increase of $93.1 million, or 76.7%.This was mainly attributable to higher balances at the Federal Reserve as a part of preventive business measures to mitigate the potential negative impact of the COVID-19 pandemic.
Cash flows provided by operating activities were $57.2 million in the year ended December 31, 2020. This was primarily attributed to the net loss of $1.7 million which included the non-cash provision for loan losses of $88.6 million. Operating income was $57.3 million in 2020, which excludes the non-cash provision for loan losses and other items. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their GAAP counterparts.
Net cash provided by investing activities was $286.3 million during the year ended December 31, 2020, mainly driven by maturities, sales and calls of debt securities available for sale and FHLB stock totaling $782.0 million and $18.7 million, respectively, and proceeds from loan sales totaling $71.6 million. These proceeds were partially offset by purchases of available for sale debt securities totaling $399.2 million and a net increase in loans of $199.9 million mainly due to an increase in consumer loans and single family residential loans as well as PPP loans originated in 2020. See “—Loans”, for detailed information.

In the year ended December 31, 2020, net cash used in financing activities was $250.5 million, mainly driven by: (i) a net decrease of $378.8 million in time deposits; (ii) $185.1 million in net repayments of FHLB advances; (iii) the redemption of $28.1 million of junior subordinated debentures in the first quarter of 2020, and (iv) an aggregate of $69.4 million in connection with the repurchases of Class B Common Stock completed in the first and fourth quarters of 2020. These disbursements were partially offset by a net increase of $353.3 million in total demand, savings and money market deposit balances and net proceeds of $58.4 million from the issuance of Senior Notes in the second quarter of 2020. See “Capital Resources and Liquidity Management” for more details on transactions related to FHLB advances, senior debt, junior subordinated debt, and common stock repurchases.
2019 compared to 2018

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

	December 31,
(in thousands, except percentages)	2020	2019	2018
Total loans, gross (1)	$5,842,337	$5,744,339	$5,920,175
Total loans, gross (1) / Total assets	75.2%	71.9%	72.9%

Allowance for loan losses	$110,902	$52,223	$61,762
Allowance for loan losses / Total loans, gross (1) (2)	1.90%	0.91%	1.04%

Total loans, net (3)	$5,731,435	$5,692,116	$5,858,413
Total loans, net (3) / Total assets	73.8%	71.3%	72.1%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans held for investment net of deferred loan origination costs, net of deferred fees, but not net of the allowance for loan losses.
(2)    See Note 5 to our audited consolidated financial statements for more details on our impairment models.
(3)    Total loans, net is the principal balance of outstanding loans held for investment net of deferred loan origination costs, net of deferred fees, and net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at December 31, 2020, 2019 and 2018 is depicted in the following table:

	December 31,
(in thousands)	2020	2019	2018
Retail (1)	$1,097,329	$1,143,565	$1,081,143
Multifamily	737,696	801,626	909,439
Office space	390,295	453,328	441,712
Land and construction	349,800	278,688	326,644
Hospitality	191,750	198,807	166,415
Industrial and warehouse	70,465	96,102	120,086
	$2,837,335	$2,972,116	$3,045,439
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

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,749,839	$1,891,802	$1,809,356	$1,713,104	$1,377,753
Multi-family residential	737,696	801,626	909,439	839,709	667,256
Land development and construction loans	349,800	278,688	326,644	406,940	429,085
	2,837,335	2,972,116	3,045,439	2,959,753	2,474,094
Single-family residential	543,076	427,431	398,043	360,041	315,648
Owner occupied	947,127	894,060	777,022	610,386	610,657
	4,327,538	4,293,607	4,220,504	3,930,180	3,400,399
Commercial loans	1,103,501	1,190,193	1,306,792	1,285,461	1,432,517
Loans to depository institutions and acceptances (1)	16,629	16,547	19,965	16,443	9,330
Consumer loans and overdrafts (2)(3)	241,771	72,555	73,155	78,872	74,575
Total Domestic Loans	5,689,439	5,572,902	5,620,416	5,310,956	4,916,821

	December 31,
(in thousands)	2020	2019	2018	2017	2016

International Loans:
Real estate loans
Single-family residential (4)	96,493	111,671	135,438	152,713	154,841
Owner occupied	—	—	—	—	—
	96,493	111,671	135,438	152,713	154,841
Commercial loans	51,049	43,850	73,636	69,294	238,285
Loans to depository institutions and acceptances	7	5	49,000	481,183	406,963
Consumer loans and overdrafts (3) (5)	5,349	15,911	41,685	52,079	47,851
Total International Loans	152,898	171,437	299,759	755,269	847,940
Total Loan Portfolio	$5,842,337	$5,744,339	$5,920,175	$6,066,225	$5,764,761
__________________
(1)     Mostly comprised of loans secured by cash or U.S. Government securities
(2)    Includes customers’ overdraft balances totaling $0.7 million, $1.3 million, $1.0 million, $1.8 million and $1.7 million at each of the dates presented.
(3)    There were no outstanding credit card balances as of December 31, 2020. At December 31, 2019, 2018, 2017 and 2016, balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products in the first quarter of 2020 to further strengthen its credit quality.
(4)    Secured by real estate properties located in the U.S.
(5)     International customers’ overdraft balances were de minimis at each of the dates presented.

As of December 31, 2020, the loan portfolio increased $98.0 million, or 1.7%, to $5.8 billion, compared to $5.7 billion at December 31, 2019. Domestic loans increased by $116.5 million, or 2.1%, as of December 31, 2020, compared to December 31, 2019. The increase in total domestic loans includes net increases of $169.2 million, $115.6 million and $53.1 million in consumer loans, single-family residential loans and owner occupied loans, respectively.This was partially offset by declines of $134.8 million and $86.7 million in domestic domestic CRE loans and commercial loans, respectively, mainly driven by a reduction in lower yielding non-relationship loans, and lower economic activity and more stringent credit underwriting standards associated with the COVID-19 pandemic. The decrease in domestic commercial loans was partially offset by approximately $198.5 million in PPP loans, originated during 2020. The increase in domestic consumer loans includes $165.8 million in high-yield indirect consumer loans purchased during 2020. The increase in domestic single-family residential loans was mainly driven by a significant increase in refinancing demand of loans originated by other institutions as a result of low market rates. Loans to international customers, primarily from Latin America, declined by $18.5 million, or 10.8%, as of December 31, 2020, compared to December 31, 2019, mainly driven by a reduction of $17.2 in single-family residential loans from Venezuela primarily due to payoffs during 2020.

In 2019, the loan portfolio decreased $175.8 million, or 3.0%, to $5.7 billion, compared to $5.9 billion at December 31, 2018. As part of our business strategy, loans to international customers, primarily from Latin America, declined by $128.3 million, or 42.8%, as of December 31, 2019, compared to December 31, 2018. Domestic loans decreased by $47.5 million, or 0.85%, as of December 31, 2019, compared to December 31, 2018. This decline is mainly attributed to net decreases of $116.6 million and $73.3 million in domestic C&I loans and CRE loans, respectively, partially offset by net increases of $117.0 million and a $29.4 million in owner-occupied real estate loans and domestic single family residential loans, respectively. The decline in our loan balances in 2019 was mainly driven by the completion of our strategic run-off of foreign FI loans and sales or non-renewals of non-relationship SNCs as well as higher loan prepayments. Excluding the run-off of non-relationship SNCs, domestic loans grew by 3.7% during the year, primarily from relationship loans. While we successfully exited from non-strategic loans more rapidly than originally anticipated, we remained focused on capturing a larger share of relationship loans with their added potential to generate customer deposits and wealth management business. In addition, we focused on promoting our jumbo loan program which contributed to the increase in our single-family loan portfolio in 2019 with respect to 2018.
As of December 31, 2020, loans under syndication facilities declined $107.4 million, or 19.1%, to $454.9 million compared to $562.3 million at December 31, 2019, mainly driven by a reduction in lower-yielding non-relationship loans. In September 2018, the Company updated its application of the definition of “highly leveraged transactions,” or HLTs, to include unfunded commitments as part of the leverage ratio calculation in accordance with the “Interagency Guidance on Leveraged Lending” issued on March 22, 2013.As of December 31, 2020, syndicated loans that financed HLTs were $19.2 million, or 0.3% of total loans, compared to $35.7 million, or 0.6% of total loans, as of December 31, 2019.
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

Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in SNCs (loans of $100 million or more that are shared by two or more institutions), purchased receivables and SBA loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less. In 2020, the Company began participating in the SBA’s PPP, by providing loans to businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses.

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
Consumer loans and overdrafts. These loans include open and closed-end loans extended to domestic and foreign individuals for household, family and other personal expenditures. These loans include automobile loans, personal loans, or loans secured by cash or securities and revolving credit card agreements. These loans have terms common in the industry for these types of loans, except that loans to foreign clients have more conservative underwriting criteria and terms. All consumer loans are denominated and payable in U.S. Dollars. In 2019, we announced the wind down of our credit card program to further strengthen the Company’s credit quality. We have stopped charge privileges to all cardholders, reimbursed unearned annual membership fees, and required repayment of all remaining balances by January 2020.During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of December 31, 2020.
The tables below set forth the unpaid principal balance of loans by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2020:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total (2)
Fixed-Rate Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$111,550	$782,528	$211,627	$1,105,705
Multi-family residential	68,363	216,699	87,854	372,916
Land development and construction loans	—	—	—	—
	179,913	999,227	299,481	1,478,621
Single-family residential	12,386	81,480	198,216	292,082
Owner occupied	15,123	110,113	417,101	542,337
	207,422	1,190,820	914,798	2,313,040
Commercial loans	182,184	292,683	57,088	531,955
Loans to financial institutions and acceptances	3,507	—	—	3,507
Consumer loans and overdrafts	155	4,011	170,926	175,092
	$393,268	$1,487,514	$1,142,812	$3,023,594

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total (2)
Variable Rate Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$98,723	$304,964	$240,447	$644,134
Multi-family residential	2,432	282,952	79,396	364,780
Land development and construction loans	104,867	244,933	—	349,800
	206,022	832,849	319,843	1,358,714
Single-family residential	7,667	31,014	308,806	347,487
Owner occupied	23,883	85,962	294,945	404,790
	237,572	949,825	923,594	2,110,991
Commercial loans	376,380	235,371	10,844	622,595
Loans to financial institutions and acceptances	—	13,129	—	13,129
Consumer loans and overdrafts	72,028	—	—	72,028
	$685,980	$1,198,325	$934,438	$2,818,743

Total Loan Portfolio
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$210,273	$1,087,492	$452,074	$1,749,839
Multi-family residential	70,795	499,651	167,250	737,696
Land development and construction loans	104,867	244,933	—	349,800
	385,935	1,832,076	619,324	2,837,335
Single-family residential	20,053	112,494	507,022	639,569
Owner occupied	39,006	196,075	712,046	947,127
	444,994	2,140,645	1,838,392	4,424,031
Commercial loans	558,564	528,054	67,932	1,154,550
Loans to financial institutions and acceptances	3,507	13,129	—	16,636
Consumer loans and overdrafts	72,183	4,011	170,926	247,120
	$1,079,248	$2,685,839	$2,077,250	$5,842,337
__________________
(1)    Includes a total of $272.7 million of fixed-rate loans (mainly comprised of 63.6% single-family residential and 33.5% owner occupied), and $301.6 million of variable-rate loans (mainly comprised of 92.6% single-family residential and 6.7% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 60.1% of total fixed-rate and 83.3% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.
(2)    Includes a total of $1.5 billion, or 26.3% of total loans, which mature after December 31, 2021 and are priced based on variable interest rates tied to the LIBOR. In December of 2019, the Asset/Liability Committee appointed a management team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR and guide the Company through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. In addition, the project team assessed all third-party-provided products, services, and systems for LIBOR exposure to ensure their readiness. The Company will also be embarking on addressing amendments to legacy loans and derivative contracts that require updated LIBOR cessation fallback language.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2020		2019		2018
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)(3)	$86,930	1.1%	$112,297	1.4%	$157,162	1.9%
Other (4)	65,968	0.9%	59,140	0.7%	142,597	1.8%
Total	$152,898	2.0%	$171,437	2.1%	$299,759	3.7%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $13.3 million, $15.2 million and $19.5 million as of December 31, 2020, 2019 and 2018 respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $86.7 million, $104.0 million and $129.0 million as of December 31, 2020, 2019 and 2018, respectively. Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) There were no outstanding credit card balances as of December 31, 2020. As of December 31, 2019 and 2018, include credit card balances $7.8 million and $27.2 million, respectively.
(4) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2020, 2019 and 2018.

As of December 31, 2020, the maturities of our outstanding international loans were as follows:

(in thousands)	Less than 1 year(1)	1-3 Years(1)	More than 3 years(1)	Total(1)
Venezuela(2)(3)	$420	$7,199	$79,311	$86,930
Other(4)	16,098	15,226	34,644	65,968
Total	$16,518	$22,425	$113,955	$152,898
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $13.3 million.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $86.7 million.
(3) There were no outstanding credit card balances as of December 31, 2020.
(4)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2020.

Loans by Economic Sector

The table below summarizes the concentration in our loan portfolio by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$89,187	1.5%	$82,555	1.4%	$127,298	2.2%
Construction and real estate (2)	2,844,094	48.7%	3,046,852	53.0%	3,195,626	54.0%
Manufacturing:
Foodstuffs, apparel	108,312	1.9%	80,938	1.4%	99,467	1.7%
Metals, computer, transportation and other	129,705	2.2%	195,693	3.4%	278,960	4.7%
Chemicals, oil, plastics, cement and wood/paper	41,451	0.7%	49,744	0.9%	49,069	0.8%
Total manufacturing	279,468	4.8%	326,375	5.7%	427,496	7.2%
Wholesale	609,318	10.4%	690,964	12.0%	712,512	12.0%
Retail trade (3)	423,260	7.2%	336,956	5.9%	289,019	4.9%
Services:
Non-financial public sector	472	—%	—	—%	—	—%
Communication, transportation, health and other	394,479	6.8%	247,970	4.3%	242,050	4.1%
Accommodation, restaurants, entertainment	445,763	7.6%	434,580	7.6%	342,710	5.8%
Electricity, gas, water, supply and sewage	34,677	0.6%	17,024	0.3%	17,208	0.3%
Total services	875,391	15.0%	699,574	12.2%	601,968	10.2%
Other loans (4)	721,619	12.4%	561,063	9.8%	566,256	9.6%
	$5,842,337	100.0%	$5,744,339	100.0%	$5,920,175	100.0%
_________________
(1)    Consists mainly of domestic non-bank financial services companies.
(2)    Comprised mostly of CRE loans throughout South Florida, the greater Houston, Texas area, and New York.
(3) Gasoline stations represented approximately 60%, 64% and 66% of the retail trade sector at year-end 2020, 2019 and 2018, respectively.
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
In 2020, the Company began offering customized loan payment relief options as a result of the impact of the COVID-19 pandemic, including deferral and forbearance options. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. See discussion further below for more information on these modifications.
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

	December 31,
	2020		2019		2018		2017		2016
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Domestic Loans
Real estate	$50,227	48.2%	$25,040	51.7%	$22,778	51.3%	$31,290	48.0%	$30,713	41.2%
Commercial	48,035	38.0%	22,132	38.1%	29,278	37.0%	30,782	33.4%	30,217	38.3%
Financial institutions	—	0.3%	42	0.3%	41	0.3%	31	0.3%	56	0.2%
Consumer and others (1)	10,729	10.9%	1,677	6.9%	1,985	6.3%	60	5.9%	1,063	5.6%
	108,991	97.4%	48,891	97.0%	54,082	94.9%	62,163	87.6%	62,049	85.3%

International Loans (2)
Commercial	95	0.9%	350	0.8%	740	1.2%	1,905	1.1%	10,680	4.1%
Financial institutions	1	—%	—	—%	404	0.8%	4,331	7.9%	5,248	7.1%
Consumer and others (1)	1,815	1.7%	2,982	2.2%	6,536	3.1%	3,601	3.4%	3,774	3.5%
	1,911	2.6%	3,332	3.0%	7,680	5.1%	9,837	12.4%	19,702	14.7%
Total Allowance for Loan Losses	$110,902	100.0%	$52,223	100.0%	$61,762	100.0%	$72,000	100.0%	$81,751	100.0%
% Total Loans	1.90%		0.91%		1.04%		1.19%		1.42%
__________________
(1)     Includes: (i) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019; (ii) mortgage loans for and secured by single-family residential properties located in the U.S. The total allowance for loan losses for credit card receivables, after the charge-offs, was at $1.8 million at December 31, 2019. Outstanding credit card balances were repaid during the first quarter of 2020, therefore, there is no allowance for the credit card product as of December 31, 2020.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. despite all collateral being located in the U.S.

In 2020, the changes in the composition of the ALL were primarily driven by the allocation of the loan loss provisions increase due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mostly domestic real estate, domestic commercial and domestic consumer. In addition, the allocation of the ALL in 2020 reflects loan composition changes compared to 2019, primarily driven by purchases in 2020 of domestic consumer loans and the discontinuation of the international credit cards in 2019.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and OREO, at the dates presented. Non-performing loans consist of (1) nonaccrual loans where the accrual of interest has been discontinued; (2) accruing loans ninety days or more contractually past due as to interest or principal; and (3) restructured loans that are considered TDRs.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Non-Accrual Loans(1)
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$8,219	$1,936	$—	$489	$10,256
Multifamily residential	11,340	—	—	—	215
Land development and construction loans	—	—	—	—	2,719
	19,559	1,936	—	489	13,190
Single-family residential	8,778	5,431	5,198	4,277	7,917
Owner occupied	12,815	14,130	4,983	12,227	17,185
	41,152	21,497	10,181	16,993	38,292
Commercial loans (2)	44,205	9,149	4,772	2,500	12,728
Consumer loans and overdrafts	219	390	11	9	46
Total Domestic	85,576	31,036	14,964	19,502	51,066

International Loans: (3)
Real estate loans
Single-family residential	1,889	1,860	1,491	727	976
Commercial loans	—	—	—	6,447	18,376
Consumer loans and overdrafts	14	26	24	46	28
Total International	1,903	1,886	1,515	7,220	19,380
Total-Non-Accrual Loans	$87,479	$32,922	$16,479	$26,722	$70,446

Past Due Accruing Loans(4)
Domestic Loans:
Real estate loans
Single-family residential	$—	$—	$54	$112	$116
Owner occupied	220	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans and overdrafts	1	—	—	—	—
Total Domestic	221	—	54	112	116

International Loans (3):
Real estate loans
Single-family residential	—	—	365	114	—
Consumer loans and overdrafts	—	5	884	—	370
Total International	—	5	1,249	114	370
Total Past Due Accruing Loans	221	5	1,303	226	486
Total Non-Performing Loans	87,700	32,927	17,782	26,948	70,932
Other real estate owned	427	42	367	319	386
Total Non-Performing Assets	$88,127	$32,969	$18,149	$27,267	$71,318

__________________
(1)    Includes loan modifications that met the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2020 and 2019, non-performing TDRs include $8.4 million and $9.8 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2) As of December 31, 2020, includes a $19.6 million commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as result of the deterioration of this commercial relationship.
(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., despite all collateral being located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At December 31, 2020, non-performing assets increased $55.2 million, or 167.3%, compared to December 31, 2019. This increase was mainly due to the placement in non-accrual status of: (i) the Coffee Trader loan relationship totaling $19.6 million at December 31, 2020, net of a $19.3 million charge-off recorded in 2020 and a partial payment of $0.9 million collected in 2020; (ii) one commercial loan for $13.1 million to a food wholesaler with exposure to the cruise industry; (iii) a $7.7 million commercial relationship to a building contractor, including two commercial loans totaling $5.5 million and a $2.2 million owner-occupied loan; (iv) $5.0 million composed of four commercial loans with outstanding balances below $1.5 million to customers in the airline service provider industry, and electronic wholesaler/distributor industry; (v) $6.0 million in multiple single-family residential loans (vi) three multi-family loans totaling $11.3 million, and (vii) one CRE retail loan of $6.5 million. These increases were partially offset by $7.6 million corresponding to paydowns and payoffs in 2020.

We recognized no interest income on nonaccrual loans during 2020, 2019 and 2018. Additional interest income that we would have recognized on these nonaccrual loans had they been current in accordance with their original terms was $2.7 million, $1.4 million and $0.9 million, respectively, in these years. We recognized interest income on loans modified under troubled debt restructurings of $36 thousand, $0.2 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, 2019 and 2018, there were $0.3 million, $0.3 million and $1.2 million, respectively of TDRs which were all accruing interest at these dates.

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

The Company’s loans by credit quality indicators at December 31, 2020, 2019 and 2018 are summarized in the following table. We have no purchased credit-impaired loans.

	2020				2019				2018
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied (2)	$46,872	$4,994	$3,969	$55,835	$9,324	$762	$1,936	$12,022	$6,561	$222	$—	$6,783
Multi-family residential	—	11,340	—	11,340	—	—	—	—	—	—	—	—
Land development and construction loans	7,164	—	—	7,164	9,955	—	—	9,955	—	—	—	—
	54,036	16,334	3,969	74,339	19,279	762	1,936	21,977	6,561	222	—	6,783
Single-family residential	—	10,667	—	10,667	—	7,291	—	7,291	—	7,108	—	7,108
Owner occupied	22,343	12,917	—	35,260	8,138	14,240	—	22,378	9,019	9,451	—	18,470
	76,379	39,918	3,969	120,266	27,417	22,293	1,936	51,646	15,580	16,781	—	32,361
Commercial loans (2) (3)	42,434	21,152	23,256	86,842	5,569	8,406	2,669	16,644	3,943	6,462	589	10,994
Consumer loans and overdrafts	—	238	—	238	—	67	357	424	—	6,062	—	6,062
	$118,813	$61,308	$27,225	$207,346	$32,986	$30,766	$4,962	$68,714	$19,523	$29,305	$589	$49,417
_________
(1) There were no loans categorized as “Loss” as of the dates presented.
(2) Balances have been updated from the original balances reported in the Company’s press release, dated January 29, 2021, relating to its financial results for the fourth quarter and year ended December 31, 2020. This was due to downgrades resulting from ongoing reviews that took place during the preparation of the Company’s Form 10-K for the year ended December 31, 2020.
(3) As of December 31, 2020, includes $19.6 million in a commercial relationship placed in nonaccrual status and downgraded during the second quarter of 2020. As of December 31, 2020, Substandard loans include $7.3 million and doubtful loans include $12.3 million, related to this commercial relationship. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as result of the deterioration of this commercial relationship.

2020 compared to 2019
At December 31, 2020, criticized loans increased $138.6 million, or 201.8%, compared to December 31, 2019. The increase is composed of a $52.8 million, or 147.8%, increase in classified loans and a $85.8 million, or 260.2%, increase in special mention loans, compared to December 31, 2019. The $52.8 million, or 147.8%, increase in classified loans includes increases of $30.5 million, or 99.3%, and $22.3 million, or 448.7%, in substandard and doubtful loans, respectively. See discussions below.
At December 31, 2020, special mention loans increased $85.8 million, or 260.2%, compared to December 31, 2019, mainly due to downgrades to special mention of: (i) one non-owner occupied loan of $29.9 million in the CRE retail industry; (ii) one commercial loan for $21.6 million related to a service provider in the airline industry; (iii) one commercial loan totaling $15.6 million related to a manufacturer/trader of industrial grade steel; (iv) two owner occupied loans totaling $14.8 million, one in the graphic design industry and one to a bowling entertainment center, and (v) four non-owner occupied loans totaling $17.0 million operating in the CRE retail industry. This increase was partially offset by: (i) $11.7 million in upgrades during the period corresponding mainly to three non-owner occupied loans totaling $9.3 million; (ii) $6.4 million in paydowns and payoffs, and (iii) a charge-off of $1.5 million related to one commercial loan to a distributor of office equipment. All special mention loans remain current.

At December 31, 2020, substandard loans increased $30.5 million, or 99.3%, compared to December 31, 2019. This increase included the downgrade of the $39.8 million Coffee Trader loan relationship (out of which $31.6 million were further downgraded to the doubtful classification and $0.9 million was collected as a partial payment, as a result, $7.3 million remained in the substandard classification at December 31, 2020). Also, in 2020, we downgraded a $13.1 million loan to a food wholesaler with exposure to the cruise industry (out of which $9.2 million were further downgraded to the doubtful classification in 2020, therefore, $3.9 million remained in the substandard classification at December 31, 2020). In addition, in 2020, the Company downgraded one CRE retail loan of $6.5 million, including $2.2 million further downgraded to the doubtful classification and $4.3 million that remained in the substandard classification as of December 31, 2020. Other downgrades during the period mainly included: (i) a $7.7 million commercial relationship to a building contractor composed of two commercial loans totaling $5.5 million and a $2.2 million owner-occupied loan; (ii) $5.0 million composed of four commercial loans with outstanding below $1.5 million to customers in the airline service provider industry, and electronic wholesaler/distributor industry; (iii) $6.0 million in multiple single-family residential loans, and (iv) three multi-family loans totaling $11.3 million. These increases were partially offset by: (i) the further downgrade to doubtful of $5.0 million corresponding to one of the commercial loans to the building contractor mentioned above, and (ii) $7.6 million corresponding paydowns and payoffs.
At December 31, 2020, doubtful loans increased by $22.3 million, or 448.7%%, mainly driven by the downgrade to doubtful of $31.6 million included in the aforementioned Coffee Trader loan relationship (of which $19.3 million were charged-off, therefore, $12.3 million remained in the doubtful classification at December 31, 2020). Also, the increase in doubtful loans in 2020, includes $9.2 million related to the aforementioned commercial loan of $13.1 million to a food wholesaler with exposure to the cruise industry and $2.2 million related to the aforementioned CRE retail loan of $6.5 million. Other main increases correspond to: (i) one commercial loan for $5.0 million downgraded to doubtful and charged-off, tied to the $7.7 million building contractor relationship mentioned in the previous section, and (ii) one commercial loan of $1.1 million to an electronics distributor. The increase in doubtful loans was partially offset by: (i) a charge off of $1.9 million related to a commercial loan tied to the South Florida food wholesale relationship previously mentioned, and (ii) the charge-off of one commercial loan for $1.0 million.
On March 26, 2020, the Company began offering customized loan payment relief options as a result of the impact of COVID-19, including deferral and forbearance options. Initial deferrals were mainly for 90 days, second deferrals for an additional 90 days and third deferrals above 180 days. Loans which have been modified under these programs totaled $1.1 billion as of December 31, 2020. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs.
As of December 31, 2020, $43.4 million, or 0.7% of total loans, were still under the deferral and/or forbearance period. The balance as of December 31, 2020 includes $15.8 million of loans under a second deferral and $26.8 million under a third deferral, which the Company began to selectively offer as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days.
Additionally, 97.5% of the loans under deferral and/or forbearance are backed by real estate collateral with average Loan to Value (“LTV”) of 61.7% and 99.6% of loans out of forbearance have resumed regular payments. Notably, the Company now has no deferrals and/or forbearance in its hotel loan portfolio. As of December 31, 2020 this portfolio represented 3.3% of total loans. The Company continues to closely monitor the performance of the remaining loans under the terms of the temporary relief granted.

The concentration of the loan portfolio remains stable compared to December 31, 2019. Except for loans to the real estate industry, the loan portfolio remains well diversified with the highest industry concentration representing 10.3% of total loans, down from 12.0% at December 31, 2019. At December 31, 2020, the Company’s CRE loan portfolio represented 48.6% of total loans, down from 51.7% at December 31, 2019. These loans had an estimated weighted average LTV of 60% and an estimated weighted average Debt Service Coverage Ratio (DSCR) of 1.7x at December 31, 2020. Importantly, CRE loans to top tier customers, which are those considered to have the greatest strength and credit quality, represented approximately 41% of the CRE loan portfolio at that date, unchanged from December 31, 2019.
While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. Importantly, while the Company continues to offer customized temporary loan payment relief options, including deferral and forbearance options, which are not considered TDRs, it will continue to assess its willingness to offer such programs over time.
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
At December 31, 2019, approximately 95% of our credit card holders were foreign, mostly Venezuelan, and the card receivables were reflecting the stresses in the Venezuelan economy. In April 2019, we revised our credit card program to further strengthen the Company’s overall credit quality. We stopped charge privileges to our riskiest cardholders and required repayment of their balances by November 2019. In October 2019, we curtailed charge privileges to the remaining cardholders and required repayment of their balances by January 2020. All amounts deemed uncollectible were charged off during 2019. Charge-offs during 2019 were $5.3 million. At December 31, 2019, the outstanding balance and the assigned allowance for loan losses after the charge-offs was $11.1 million and $1.8 million, respectively. At December 31, 2019, there were no credit cards classified as substandard. All the remaining credit card balances were repaid during the first quarter of 2020.

Potential problem loans at December 31, 2020, 2019 and 2018 included:

(in thousands)	2020	2019	2018
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$744	$762	$222
Single-family residential	—	—	—
Owner occupied	102	110	4,468
	846	872	4,690
Commercial loans	198	1,926	2,433
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	—	9	5,144
	$1,044	$2,807	$12,267
________
(1) Corresponds to international consumer loans.

At December 31, 2020, total potential problem loans decreased $1.8 million, or 62.8%, compared to December 31, 2019. The decrease is mainly attributed to one loan for $1.8 million to a food wholesaler which was placed in non-accrual status during the period.

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

Securities
Our investment decision process is based on an approved investment policy and several investment programs. We seek a consistent risk adjusted return through consideration of the following four principles:
•investment quality;
•liquidity requirements;
•interest-rate risk sensitivity; and
•potential returns on investment
The Bank’s board of directors approves the Bank’s and related companies ALCO investment policy and programs which govern the investment process. The ALCO oversees the investment process monitoring compliance to approved limits and targets. The Company’s investment decisions are based on the above-mentioned four principles, other factors considered relevant to particular investments and strategies, market conditions and the Company’s overall balance sheet position. ALCO regularly evaluates the investments’ performance within the approved limits and targets. The Company proactively manages its investment securities portfolio as a source of liquidity and as an economic hedge against declining interest rates.

The following table sets forth the book value and percentage of each category of securities at December 31, 2020, 2019 and 2018. The book value for debt securities classified as available for sale and equity securities represents fair value. The book value for debt securities classified as held to maturity represents amortized cost. As a result of the adoption of a new accounting standards on financial instruments, in 2019, the Company reclassified its equity securities out of the available for sale category , as previously presented in prior periods, into equity securities with readily determinable fair value not held for trading.

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government sponsored enterprise debt	661,335	48.1%	933,112	53.6%	820,779	47.2%
Corporate debt (1) (2)	301,714	22.0%	252,836	14.5%	352,555	20.2%
U.S. government agency debt	204,578	14.9%	228,397	13.1%	216,985	12.5%
Municipal bonds	54,944	4.0%	50,171	2.9%	160,212	9.2%
Commercial paper	—	—%	—	—%	12,410	0.7%
U.S. Treasury debt	2,512	0.2%	104,236	6.0%	—	—%
	1,225,083	89.2%	1,568,752	90.1%	1,562,941	89.8%

Debt securities held to maturity (3)	58,127	4.2%	73,876	4.3%	85,188	4.9%

Equity securities with readily determinable fair value not held for trading(4)	24,342	1.8%	23,848	1.4%	23,110	1.3%

Other securities (5):	65,015	4.8%	72,934	4.2%	70,189	4.0%
	$1,372,567	100.0%	$1,739,410	100.0%	$1,741,428	100.0%
_________________
(1)     December 31, 2020, 2019 and 2018 include $17.1 million, $5.2 million and $36.2 million, respectively, in “investment-grade” quality securities issued by corporate entities. The securities issuers were from Japan and Canada in three different sectors in 2020, from Japan in the financial services sector in 2019 and from Europe and Japan in three different sectors in 2018. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2) As of December 31, 2020 and 2019, debt securities in the financial services sector issued by domestic corporate entities represent 2.7% and 1.3% of our total assets, respectively.
(3)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
(4)    Includes an open-end fund incorporated in the U.S. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(5)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of December 31, 2020, total securities decreased by $366.8 million, or 21.1%, to $1.4 billion compared to $1.7 billion as of December 31, 2019. This decrease in 2020, was mainly driven by maturities, sales and calls totaling $530.6 million and paydowns of $285.2 million, mainly debt securities available for sale. The $285.2 million in paydowns include the effect of a surge in prepayments in 2020 as a result of lower market rates and increased refinancing demand. These results were partially offset by purchases of $409.1 million, including the purchase $261.5 million of higher yielding corporate securities. Included in the aforementioned $261.5 million are $138.8 million consisting of financial institutions subordinated debt.

As of December 31, 2020, total available for sale debt securities includes residential and commercial mortgage-backed securities with amortized cost of $647.0 million and $123.9 million, respectively, and fair value of $666.7 million and $128.4 million, respectively. As of December 31, 2019, total available for sale debt securities includes residential and commercial mortgage-backed securities with amortized cost of $888.1 million and $150.9 million, respectively, and fair value of $894.0 million and $151.5 million, respectively.
As of December 31, 2020, total debt securities held to maturity includes residential and commercial mortgage-backed securities with total fair values of $29.5 million ($28.7 - amortized cost) and $31.6 million ($29.5 million - amortized cost), respectively. As of December 31, 2019, total debt securities held to maturity includes residential and commercial mortgage-backed securities with total fair values of $43.8 million ($43.8 - amortized cost) and $30.8 million ($30.1 million - amortized cost), respectively.
The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2020. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value; The book value for debt securities classified as held to maturity is equal to amortized cost.

(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	661,335	2.41%	2,512	0.53%	19,859	2.23%	92,259	2.77%	546,705	2.37%	—	—%
Corporate debt-domestic	284,645	3.52	7,664	2.02	99,741	2.22	169,264	4.29	7,976	4.74	—	—
U.S. government agency debt	204,578	2.03	153	2.11	11,581	1.92	15,967	1.76	176,877	2.06	—	—
U.S. Treasury debt securities	2,512	0.34	—	—	2,512	0.34	—	—	—	—	—	—
Municipal bonds	54,944	2.86	—	—	—	—	35,840	3.02	19,104	2.55	—	—
Corporate debt-foreign	17,069	0.55	2,665	1.26	2,562	1.03	11,842	0.28	—	—	—	—
	1,225,083	2.59	12,994	1.58	136,255	2.14	325,172	3.45	750,662	2.33	—	—

Debt securities held to maturity	58,127	2.20	—	—	—	—	11,409	2.92	46,718	2.02	—	—

Equity securities with readily determinable fair value not held for trading	24,342	1.52%	—	—	—	—	—	—	—	—	24,342	1.52%

Other securities	65,015	4.39	—	—	—	—	—	—	—	—	65,015	4.39
	$1,372,567	2.64%	$12,994	1.58%	$136,255	2.14%	$336,581	3.43%	$797,380	2.31%	$89,357	3.61%

The investment portfolio’s average duration was 2.4, 3.8 and 3.4 years as of December 31, 2020, 2019 and 2018, respectively. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

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

Goodwill. Goodwill was $19.5 million as of December 31, 2020 and 2019 and $19.2 million at December 31, 2018. Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006, and the Cayman Bank acquired in 2019.

Liabilities. Total liabilities decreased $163.2 million, or 2.3%, to $7.0 billion at December 31, 2020 compared to $7.2 billion at December 31, 2019. This was primarily driven by: (i) a $185.0 million, or 15.0%, net decrease in advances from the FHLB; (ii) the $28.1 million redemption of junior subordinated debentures in the first quarter of 2020, and (iii) a net decline of $25.5 million, or 0.4% in total deposits, including a decline of $378.8 million in time deposits partially offset by an increase of $353.3 million in all other deposits. This was partially offset by the $58.6 million outstanding amount of Senior Notes issued in the second quarter of 2020.
Total liabilities decreased $226.2 million, or 3.1%, to $7.2 billion at December 31, 2019 compared to $7.4 billion at December 31, 2018. This decrease was mainly driven by a decline in total deposits, which include lower international deposits partially offset by increased domestic deposits, and the $25.9 million redemption of junior subordinated debentures.
See discussion on deposits further below and “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt, and Senior Debt.

Deposits
Total deposits decreased $25.5 million, or 0.4%, to $5.7 billion at December 31, 2020 compared to $5.8 billion at December 31, 2019. This was mainly due to a $378.8 million , or 15.6%, decrease in time deposits, including declines of $210.6 million, or 12.0%, and $168.2 million or 25.4%, in customer CDs and brokered CDs, respectively. The decrease in customer CDs compared to December 31, 2019 was partially offset by an increase of $61.1 million, or 44.5%, in online CDs. In 2020, the Company focused on lowering CD rates and increasing lower-cost core deposits. Specifically, the Company continued to prioritize multi-product relationships, which are not based on single product high-cost CDs. In addition, in 2020, as part of our efforts to retain customers with higher probabilities of renewal at lower market rates, we renewed approximately $408.3 million at rates that were lower than the highest rates paid in our markets.

The decrease in total deposits in 2020 was partially offset by increases of $131.7 million , or 12.0%, in interest bearing, $112.6 million, or 7.6%, in savings and money market deposit accounts and $108.9 million, or 14.3%, in noninterest bearing transaction accounts. These increases were mainly driven by: (i) $140.3 million in interest-bearing brokered deposits which the Company began to offer in 2020 to broker-dealer firms through a third party deposit network; (ii) $95.4 million in deposits related to the funds from PPP loans primarily originated in the second quarter of 2020, which the Company estimates small business customers have not fully utilized, and (iii) $68.8 million related to the offering of reciprocal deposits products to certain customers who want to make their deposits in excess of $250,000 fully eligible for FDIC insurance.

Domestic deposits increased $81.1 million, or 2.6%, in 2020 to $3.2 billion at December 31, 2020 from $3.1 billion at December 31, 2019. Foreign deposits decreased $106.6 million, or 4.0%, in 2020 to $2.5 billion at December 31, 2020 from $2.6 billion at December 31, 2019. See discussion further below for detailed information.

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

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Domestic (1)	$3,202,936	$3,121,827	$3,001,366	$2,822,799	$2,484,145
Foreign:
Venezuela (2)	2,119,412	2,270,970	2,694,690	3,147,911	3,676,417
Others	409,295	364,346	336,630	352,263	416,803
Total foreign	2,528,707	2,635,316	3,031,320	3,500,174	4,093,220
Total deposits	$5,731,643	$5,757,143	$6,032,686	$6,322,973	$6,577,365
___________
(1)     Includes brokered deposits of $634.5 million, $682.4 million, $642.1 million, $780.0 million and $690.9 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
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

Our domestic deposits have increased every year in the period shown above, while our total foreign deposits, especially deposits from Venezuelans, have declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers. In 2020, the pace of utilization of deposits from Venezuelan residents decreased compared to the year ended December 31, 2019, primarily attributable to lower economic activity in Venezuela due to health measures implemented in the country as a result of the COVID-19 pandemic. Additionally, in 2018 and 2017, the Bank selectively closed accounts held by Venezuelan and other international customers with approximately $272.4 million of deposits to reduce its compliance costs and risks.

The following table shows the increase or (decrease), during the year our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2020		2019		2018		2017
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic	$81,109	2.6%	$120,461	4.0%	$178,567	6.3%	$338,654	13.6%
Foreign (1):
Venezuela	(151,558)	(6.7)%	(423,720)	(15.7)%	(453,221)	(14.4)%	(528,506)	(14.4)%
Others	44,949	12.3%	27,716	8.2%	(15,633)	(4.4)%	(64,540)	(15.5)%
Total foreign	(106,609)	(4.0)%	(396,004)	(13.1)%	(468,854)	(13.4)%	(593,046)	(14.5)%
Total deposits	$(25,500)	(0.4)%	$(275,543)	(4.6)%	$(290,287)	(4.6)%	$(254,392)	(3.9)%
___________
(1)    The Bank selectively closed deposit accounts held by Venezuelan and other international customers with balances of approximately $76.4 million in 2018 and $196.1 million in 2017, to reduce its compliance costs and risks. No accounts held by Venezuelan or other international customers were preemptively closed in 2020 and 2019 to reduce compliance costs and risks. We believe our deposit de-risking process is complete.

During the year ended December 31, 2020, domestic deposits increased $81.1 million, or 2.6%, to $3.2 billion compared to $3.1 billion at December 31, 2019. This was mainly driven by the aforementioned increases due to new brokered interest bearing deposits products, deposits related to PPP loans and reciprocal deposits.

During the year ended December 31, 2020, deposits of customers domiciled in Venezuela decreased by $151.6 million, or 6.7%, to close at $2.1 billion from $2.3 billion at December 31, 2019. In 2020, while customers in Venezuela continue to use their deposits to cover every day expenses, the pace of utilization of these deposits declined in 2020 compared to the year ended December 31, 2019. This decline is primarily attributable to: (i) lower economic activity in Venezuela due to the COVID-19 pandemic and (ii) the Company’s increased engagement with customers and sales efforts which continued to strengthen existing relationships and the expansion of the Company’s banking products and services.

In 2020, total foreign deposits, which include deposits from other countries in addition to Venezuela, decreased by $106.6 million compared to December 31, 2019 ( $396.0 million in 2019 compared to December 31, 2018), representing a decay rate of 4.0% in 2020 compared to 13.1% in 2019.While there was a decline in foreign deposits in 2020, the pace of such decline continues to slow compared to year ended December 31, 2019. This improvement reflects the aforementioned increased engagement with customers and sales efforts. In addition, the pace of utilization of deposits from Venezuelan residents decreased in 2020 due to the aforementioned impact of the COVID-19 pandemic in the Venezuelan economy.

The Company continued to focus on deepening existing customer relationships to capture additional share of wallet in 2020. New strategies geared towards increasing profitability include a focus on cross selling treasury management products and fees charged. In 2020, the Company executed on initiatives such as improving customer engagement through targeted call campaigns and daily customer contact as well as training sales teams to ensure alignment. Additionally, the Company’s participation in the SBA’s PPP has opened the door to a number of prospective commercial lending opportunities and new customer deposit relationships that the Company is well-positioned to capture. The Company has begun to see the benefits of these initiatives to win additional share of wallet materialize.

The Bank uses the FFIEC’s Uniform Bank Performance Report, or UBPR, definition of core deposits, which consists of all accounts under $250,000. Core deposits, which exclude brokered time deposits and retail time deposits of more than $250,000, were $4.4 billion, $4.3 billion and $4.7 billion as of December 31, 2020, 2019 and 2018, respectively. Core deposits represented 77.4%, 75.4% and 77.5% of our total deposits at those dates, respectively.
We utilize brokered deposits and, as of December 31, 2020 and 2019, we had $634.5 million and $682.4 million in brokered deposits, which represented 11.1% and 11.9%, respectively, of our total deposits. Brokered deposits decreased by $47.9 million, or 7.0%, in 2020 compared to December 31, 2019, mainly due to matured brokered CDs which were not replaced during 2020. This was partially offset by interest-bearing deposit products offered to broker-dealer firms in 2020 through a third-party deposit broker network. These deposits reached $140.3 million at December 31, 2020, including $132.0 million and $8.3 million in brokered money market deposits and interest bearing demand deposits, respectively. At December 31, 2019, the Company had an aggregate of $20.0 million in brokered interest bearing and noninterest bearing demand deposits which matured in January 2020.The Company has not historically sold brokered CDs in denominations over $100,000.

Deposits by Type: Average Balances and Average Rates Paid
The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2020		2019		2018
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$876,393	—%	$791,239	—%	$846,709	—%
Interest bearing deposits:
Checking and saving accounts:
Interest bearing demand (1)	1,154,166	0.04%	1,177,031	0.08%	1,397,783	0.05%
Money market (2)	1,165,447	0.61%	1,150,459	1.36%	1,215,635	1.06%
Savings	321,766	0.02%	361,069	0.02%	422,672	0.02%
Time Deposits (3)	2,360,367	1.94%	2,344,587	2.21%	2,366,423	1.78%
	5,001,746	1.07%	5,033,146	1.36%	5,402,513	1.03%
	$5,878,139	0.91%	$5,824,385	1.17%	$6,249,222	0.89%
___________
(1)    Includes reciprocal deposits and brokered deposits with average balances of $40.5 million (average rate - 0.08%) and $1.6 million (average rate - 0.33%), respectively, in the year ended December 31, 2020. There were no interest bearing reciprocal deposits and brokered deposit balances in 2019 and 2018.
(2)    Includes brokered deposits with an average balance of $25.6 million (average rate - 0.33%) in the year ended December 31, 2020.There were no money market brokered deposits in 2019 and 2018.
(3)    Includes brokered deposits with average balances of $570.8 million, $599.7 million and $707.9 million in the years ended December 31, 2020, 2019 and 2018, respectively. The average rate paid on these deposits was 2.21%, 2.34% and 2.05% in the years ended December 31, 2020, 2019 and 2018, respectively.

Large Fund Providers
At December 31, 2020 and 2019, our large fund providers, defined as third-party customer relationships with balances of over $10.0 million, included eleven and eight deposit relationships, respectively, with total balances of $349.0 million and $116.9 million, respectively. In 2020, new third-party customer relationships with balances of over $10 million mainly included: (i) $140.3 million related to the aforementioned interest-bearing deposit products to broker-dealer firms; (ii) $50.1 million in reciprocal deposits, and (iii) $28.0 million in deposits from trust customer accounts. The $50.1 million in reciprocal deposits are part of the previously mentioned $68.8 million growth in reciprocal deposit account balances in 2020. Additionally, at December 31, 2020 and 2019 deposits from the Former Parent or its non-U.S. affiliates totaled $5.6 million and $7.9 million, respectively.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2020		2019		2018
Less than 3 months	$433,918	34.6%	$291,075	20.4%	$339,485	24.3%
3 to 6 months	261,683	20.8%	358,061	25.1%	305,351	21.9%
6 to 12 months	241,367	19.2%	393,555	27.6%	331,739	23.8%
1 to 3 years	268,934	21.4%	181,105	12.7%	205,900	14.8%
Over 3 years	49,948	4.0%	204,303	14.2%	212,281	15.2%
Total	$1,255,850	100.0%	$1,428,099	100.0%	$1,394,756	100.0%

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances, and less frequently, advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at December 31, 2020, 2019 and 2018 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding as of December 31, 2020, 2019 and 2018.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Outstanding at period-end	$—	$285,000	$440,000
Average amount	83,750	478,333	505,417
Maximum amount outstanding at any month-end	300,000	600,000	632,000
Weighted average interest rate:
During period	1.45%	2.29%	2.10%
End of period	—%	1.93%	2.52%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2020	2019	2018
Net (loss) income	$(1,722)	$51,334	$45,833
Basic (loss) earnings per common share	(0.04)	1.21	1.08
Diluted (loss) earnings per common share (1)	(0.04)	1.20	1.08

Average total assets	$8,031,549	$7,938,379	$8,373,108
Average stockholders' equity	838,239	797,900	728,175
Net (loss) income / Average total assets (ROA)	(0.02)%	0.65%	0.55%
Net (loss) income / Average stockholders' equity (ROE)	(0.21)%	6.43%	6.29%
Average stockholders' equity / Average total assets ratio	10.44%	10.05%	8.70%

Adjusted net income (2)	$3,703	$53,138	$57,923
Adjusted basic earnings per common share (2)	0.09	1.25	1.36
Adjusted diluted earnings per common share (2)	0.09	1.24	1.36

Adjusted net income / Average total assets (ROA) (2)	0.05%	0.67%	0.69%
Adjusted net income / Average stockholders' equity (ROE) (2)	0.44%	6.66%	7.95%
__________________
(1)As of December 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 248,750 and 530,620, respectively. As of December 31, 2020, potential dilutive instruments were not included in the dilutive earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect. As of December 31, 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at that date, such awards resulted in higher diluted weighted averages shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. We had no outstanding dilutive instruments as of any period prior to December 2018.
(2)See “Non-GAAP Financial Measures Reconciliation” for an explanation of certain non-GAAP measures.

In 2020, basic and diluted loss per share is the result of the net loss recorded during the period. In 2019, basic and diluted earnings per share increased as a result of higher net income earned in the period.

Capital Resources and Liquidity Management
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in AOCI or AOCL caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on debt securities available for sale and derivative instruments. AOCI or AOCL are not included for purposes of determining our capital for holding and bank regulatory purposes.

2020 compared to 2019
Stockholders’ equity decreased by $51.3 million, or 6.1%, to $783.4 million as of December 31, 2020, compared to $834.7 million as of December 31, 2019 primarily due to: (i) an aggregate of $69.4 million in connection with the repurchases of Class B Common Stock completed in the first and fourth quarters of 2020, and (ii) $1.7 million of net loss in 2020. This was partially offset by a $18.4 million increase in AOCI resulting primarily from a higher valuation of debt securities available for sale compared to December 31, 2019, and $2.3 million of stock-based compensation expense recorded in 2020.
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
Initial Public Offering

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
Class A Common Stock Transactions

On January 23, 2019, following the IPO, the underwriters partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per share of Class A common stock. The net proceeds to us from this transaction were approximately $3.0 million.

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

Class B Common Stock Repurchases and cancellation of Treasury Shares

On March 7, 2019, following the IPO, the Company completed the purchase of the remaining 2,112,321 shares of the Company’s Class B common stock from the Former Parent for a weighted average purchase price of $13.48 per share of Class B common stock, representing an aggregate purchase price of approximately $28.5 million at 97% of the sale price of Class A common stock (the “Final Class B Repurchase”). The repurchase price for the Class B common stock was based upon various factors, including the advice of the Company’s financial advisors. All 3,532,457 shares of Class B common stock repurchased from the Former Parent are held as treasury stock under the cost method as of December 31, 2019. Following this repurchase, the Former Parent no longer owns any Company Shares.

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
In March 2020, the Company’s Board of Directors authorized the cancellation of all 4,464,916 shares of Class B Common Stock previously held as treasury stock, including shares repurchased during 2018, 2019 and 2020, effective March 31, 2020.
On December 23, 2020, the Company completed a modified “Dutch auction” tender offer to purchase, for cash, up to $50.0 million of shares of its Class B common stock. The tender offer was oversubscribed and, as result, we accepted to purchase 4,249,785 shares of Class B common stock in the tender offer, which includes an additional 2% of outstanding shares of Class B common stock as permitted under the tender offer rules. The 4,249,785 shares of Class B common stock were purchased at a price of $12.55 per share. The total purchase price for this transaction was $54.1 million, including $0.8 million in related fees and expenses. Following the completion of the tender offer, the Company cancelled all 4,249,785 shares of Class B common stock purchased in the tender offer.
Liquidity Management
At December 31, 2020 and 2019, the Company had $1.1 billion and $1.2 billion, respectively, of outstanding advances from the FHLB and other borrowings. There were no other borrowings as of December 31, 2020 and 2019. During the year ended December 31, 2020, the Company repaid $0.9 billion of outstanding FHLB advances, and borrowed of $0.8 billion from this source.
The following table summarizes the composition of our FHLB advances and other borrowings by type of interest rate:

	December 31,
(in thousands, except percentages)	2020	2019
Advances from the FHLB:
Fixed rate ranging from 0.62% to 2.42% (December 31, 2019 - 0.71% to 3.23%) (1)	$1,050,000	$1,085,000
Floating rate based on 3-month LIBOR ranging from 1.84% to 2.03%	—	150,000
	$1,050,000	$1,235,000
__________________
(1)As of December 31, 2020 and 2019, includes $530 million (interest rate - from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

At December 31, 2020, advances from the FHLB had maturities through 2030 (2029 at December 31, 2019) with interest rates ranging from 0.62% to 2.42% and, a weighted average rate of 1.18% (interest rates ranging from 0.71% to 3.23%, and a weighted average rate of 1.65% at December 31, 2019).

In early April 2020, the Company restructured $420.0 million of its fixed-rate FHLB advances maturing from 2021 to 2023 by extending their original maturities’ range from 2023 to 2029 at lower interest rates. The Company incurred a loss of $17.0 million as a result of the restructuring which was blended into the new interest rates of these advances, affecting the yields through their remaining maturities. The Company accounted for these transactions as the modification of existing debt in accordance with GAAP.
We also have available uncommitted federal funds credit lines with several banks, and had $70.0 million and $65.0 million of availability under these lines at December 31, 2020 and 2019, respectively.
We had $1.3 billion, $1.1 billion and $1.4 billion of additional borrowing capacity with the FHLB as of December 31, 2020, 2019 and 2018, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits.
On June 23, 2020, the Company completed a $60.0 million offering of Senior Notes with a coupon rate of 5.75% and maturing on June 30, 2025. The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs are deferred and amortized over 5 years. The Senior Notes, which are fully and unconditionally guaranteed by the Company’s wholly-owned subsidiary, Amerant Florida, provided the Company with a new source of funding as we continue to navigate the COVID-19 pandemic.
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $43.0 million as of December 31, 2020 and $57.8 million as of December 31, 2019, in funds available to service its Senior Notes and for general corporate purposes, as a separate stand-alone entity. The Company used cash of $69.4 million to fund the repurchases of Class B common stock in 2020. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $16.6 million as of December 31, 2020 and $48.9 million as of December 31, 2019, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. In the first quarter of 2020, we used $27.1 million of Amerant Florida’s cash to redeem the outstanding trust preferred securities issued by its Statutory Trust I and the related junior subordinated debt issued by Amerant Florida. See discussion further below in this section.

Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us and Amerant Florida by the Bank will be sufficient to fund liquidity requirements for the next twelve months.

There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI and AOCL. Management believes that these limitations will not affect our ability, and Amerant Florida’s ability, to meet our ongoing short-term cash obligations. See — “Supervision and Regulation.”

COVID-19 Pandemic

Our deposits and wholesale funding operations, including advances from the FHLB and other short-term borrowings, have historically supplied us with a significant source of liquidity. In addition, beginning in 2020, Senior Notes also provided us with a significant source of liquidity in 2020. These sources have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our business. We evaluate our funding requirements on a regular basis to cover any potential shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary. There is some uncertainty surrounding the potential impact of the COVID-19 outbreak on our results of operations and cash flows. As a result, in 2020, we proactively took steps to increase cash available on-hand, including, but not limited to, the repositioning of our investment portfolio, and seeking to extend the duration of and reduce the cost on, our long-term debt, primarily advances from the FHLB. Cash and cash equivalents increased $93.1 million, or 76.7% in 2020 attributable to higher balances at the Federal Reserve and included the net proceeds of $58.4 million from the aforementioned issuance of Senior Notes completed during the three months ended June 30, 2020. See —Cash and Cash Equivalents. In addition, in early April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances. See earlier discussion in this section.
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

The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI or AOCL in computing regulatory capital. Management believes, as of December 31, 2020, 2019 and 2018 that the Company and the Bank meet all capital adequacy requirements to which they are subject, and exceed the minimum requirements to be well-capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2020 and 2019 was 6.0% and 6.8%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
CET1 capital ratio	736,930	11.73%	282,635	4.50%	408,251	6.50%

December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
CET1 capital ratio	806,050	12.60%	287,865	4.50%	415,805	6.50%

December 31, 2018
Total capital ratio	$916,663	13.54%	$541,638	8.00%	$677,047	10.00%
Tier 1 capital ratio	859,031	12.69%	406,228	6.00%	541,638	8.00%
Tier 1 leverage ratio	859,031	10.34%	332,190	4.00%	415,238	5.00%
CET1 capital ratio	749,465	11.07%	304,671	4.50%	440,080	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
CET1 capital ratio	794,257	12.65%	282,495	4.50%	408,049	6.50%

December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
CET1 capital ratio	787,908	12.32%	287,796	4.50%	415,706	6.50%

December 31, 2018
Total capital ratio	$883,746	13.05%	$541,564	8.00%	$676,955	10.00%
Tier 1 capital ratio	826,114	12.20%	406,173	6.00%	541,564	8.00%
Tier 1 leverage ratio	826,114	9.96%	331,829	4.00%	414,786	5.00%
CET1 capital ratio	826,114	12.20%	304,630	4.50%	440,021	6.50%

The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for CET1 capital, additional Tier 1 capital and Tier 2 capital. See “Item 1. Business — Supervision and Regulation” for detailed information. During 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred securities issued by Capital Trust I and related junior subordinated debentures. During 2019, the Company redeemed $25.0 million of its 10.60% and 10.18% trust preferred securities issued by Statutory Trust II and Capital Trust III and related junior subordinated debentures. See “Capital Resources and Liquidity Management” for more detail on the redemption of trust preferred securities and related junior subordinated debt.
During the first quarter of 2020, the Company adopted the simplified capital rules for non-advanced approaches institutions with no material effect on the Company’s regulatory capital and ratios. In addition, as of March 31, 2020, the Company determined to opt out of adopting the new community bank leverage ratio framework given that the perceived benefits provided by the new regulation did not exceed the potential costs considering the Company’s current and projected size and operations. See “Item.1 - Supervision and Regulation” for additional information on the simplified capital rules and the community bank leverage ratio framework.

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
Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. However, inflation also affects a financial institution by increasing its cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Loan originations and re-financings also tend to slow as interest rates increase, and higher interest rates may reduce a financial institution’s earnings from such origination activities. Similarly, lower inflation and rate decreases increase the fair value of securities and loan origination and refinancing tend to accelerate.

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

	December 31,
(in thousands)	2020	2019	2018
Commitments to extend credit	$763,880	$820,380	$923,424
Credit card facilities (1)	—	—	198,500
Letters of credit	11,157	17,414	27,232
	$775,037	$837,794	$1,149,156
__________________
(1)     We phased out our legacy credit card products to further strengthen overall credit quality. In April 2019, the Company stopped the charging privileges to our smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they were required to repay all balances by January 2020. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of December 31, 2020. As a result of these actions, the Company no longer carries off-balance sheet credit risk associated with its former credit card programs.

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to real estate and equipment operating leases and other borrowing arrangements.
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2020. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Our operating lease obligations are not reflected in our consolidated balance sheets in accordance with current accounting guidance. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.
As of December 31, 2020, we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$62,989	$8,193	$12,797	$10,016	$31,983

Time deposits	2,041,562	1,359,022	591,231	75,363	15,946
Borrowings:
FHLB advances	1,050,000	—	120,000	310,000	620,000
Senior notes	58,577	—	—	58,577	—
Junior subordinated debentures	64,178	—	—	—	64,178
Contractual interest payments (1)	153,746	41,229	45,808	25,570	41,139
	$3,431,052	$1,408,444	$769,836	$479,526	$773,246
__________________
(1)    Calculated assuming a constant interest rate as of December 31, 2020.
In December 2018, the FASB issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases which has not yet been adopted by the Company. In May 2020, the FASB issued guidance delaying the effective date. The Company has completed the process of gathering a complete inventory of its lease contracts, migrating identified lease data onto a new system, and is in the final stages of testing and evaluating the results of testing. Based on these results, we currently expect to recognize an asset and a corresponding lease liability for an amount to be less than 1% of the Company’s total consolidated assets at adoption. The Company plans to adopt the new guidance in its consolidated financial statements in the first quarter of 2021.
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

The fair values of assets and liabilities may include adjustments for various factors, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls including validation controls, for which we utilize both broker and pricing service inputs. Data from these services may include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business. For additional information, see Note 18 of our audited consolidated financial statements.

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

The Company considered the impact of COVID-19 on the significant estimates’ management used. The Company recorded a provision for loan losses of $88.6 million in 2020, including $38.3 million mostly related to the estimated deterioration of our loan portfolio caused by the COVID-19 pandemic. The Company released $3.2 million from the allowance for loan losses in 2019.

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

Our estimate for the allowance for loan losses is sensitive to the loss rates from our loan portfolio segments. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our CRE loans and commercial loans portfolio segments, the allowance for loan losses at December 31, 2020 would have increased by approximately $1.0 million.

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

Goodwill. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. We have applied significant judgment for annual goodwill impairment testing purposes. Our Treasury and Financial Planning and Analysis units provide significant support for the development of judgments and assumptions used for this evaluation. Based on this evaluation, we concluded goodwill was not considered impaired as of December 31, 2020. Future negative changes may result in potential impairments in future periods.

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

Our market risk is jointly monitored by the Treasury unit, which reports to our Chief Financial Officer, and the Market Risk and Analytics unit, which reports to our Chief Risk Officer. Their primary responsibilities are identifying, measuring, monitoring and controlling interest rate and liquidity risks and balance sheet asset/liability management, or ALM. It also assesses and monitors the price risk of the Bank’s investment activities, which represents the risk to earnings and capital arising from changes in the fair market value of our investment portfolio.
Among its duties, the Treasury and Market Risk and Analytics units performs the following functions:
•maintains a comprehensive market risk and ALM framework;
•measures and monitors market risk and ALM across the organization to ensure that they are within approved risk limits and reports to ALCO and to the board of directors; and
•recommends changes to risk limits to the board of directors.
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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2020		2019
Change in Interest Rates (Basis points)
Increase of 200	$15,986	7.9%	$14,237	6.9%
Increase of 100	9,827	4.9%	10,091	4.9%
Decrease of 25	(3,507)	(1.7)%	(4,856)	(2.3)%
Decrease of 50	(5,175)	(2.6)%	—	—%
Decrease of 100	—	—%	(20,739)	(10.0)%
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

Net interest income in the base scenario, decreased to approximately $201.0 million in December 31, 2020 compared to $207.0 million in December 31, 2019. This decrease is mainly due to a lower market interest rate environment driven by the emergency rate cuts implemented by the Federal Reserve during March 2020 and the global pandemic.The Company continues to be asset sensitive, however given more recent market interest rate expectations, management has been taking steps to reduce interest rate sensitivity.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity Analysis
We use economic value of equity, or EVE, to measure the potential change in the fair value of the Company’s asset and liability positions, and the subsequent potential effects on our economic capital. In the EVE analysis, we calculate the fair value of all assets and liabilities, including off-balance sheet instruments, based on different rate environments (i.e. fair value at current rates against the fair value based on parallel shifts of the yield curves for the various interest rates and indices that affect our net interest income). This analysis measures the long term interest rate risk of the balance sheet.

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2020	2019
Change in Interest Rates (Basis points)
Increase of 200	(1.52)%	(11.10)%
Increase of 100	1.37%	(3.86)%
Decrease of 25	(0.69)%	0.24%
Decrease of 50	(1.53)%	—%
Decrease of 100 (2)	—%	(0.11)%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We have discontinued the decrease of 100 basis point shock scenario at December 31, 2020 due to the unlikely scenario at the current low interest rate environment.

The larger positive effects to EVE as of December 31, 2020 for the 200 and 100 basis point increase are principally attributed to the lower average duration of the investment portfolio, higher average duration of FHLB advances, and the unwinding in 2019 of the interest rate swaps we had designated as cash flow hedges. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2020 and 2019:

	Change in market value (1)
	December 31,
(in thousands)	2020	2019
Change in Interest Rates
(Basis points)
Increase of 200	$(71,779)	$(148,369)
Increase of 100	(30,253)	(69,956)
Decrease of 25	7,681	14,008
Decrease of 50	15,242	—
Decrease of 100	31,140	53,946
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio decreased to 2.4 years at December 31, 2020 compared to 3.8 years at December 31, 2019.The lower duration was primarily the result of higher prepayment expectations coming from our mortage investment holdings. Additionally, the floating rate portfolio increased to 13.6% at December 31, 2019 from 12.7% at December 31, 2019.
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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2020. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	December 31, 2020
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$214,386	$184,207	$—	$—	$—	$30,179
Securities:
Debt available for sale	1,225,083	394,330	316,244	260,009	254,500	—
Debt held to maturity	58,127	—	—	—	58,127	—
Equity securities with readily determinable fair value not held for trading	24,342	—	—	—	—	24,342
Federal Reserve and FHLB stock	65,015	51,803	—	—	—	13,212
Loans portfolio-performing (1)	5,754,637	3,863,512	1,042,486	520,484	328,155	—
Earning Assets	$7,341,590	$4,493,852	$1,358,730	$780,493	$640,782	$67,733
Liabilities
Interest bearing demand deposits	$1,230,054	$1,230,054	$—	$—	$—	$—
Saving and money market	1,587,876	1,587,876	—	—	—	—
Time deposits	2,041,562	1,389,524	574,768	62,569	14,701	—
FHLB advances	1,050,000	530,000	120,000	310,000	90,000	—
Senior Notes	58,577	—	—	58,577	—	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$6,032,247	$4,801,632	$694,768	$431,146	$104,701	$—
Interest rate sensitivity gap		(307,780)	663,962	349,347	536,081	67,733
Cumulative interest rate sensitivity gap		(307,780)	356,182	705,529	1,241,610	1,309,343
Earnings assets to interest bearing liabilities (%)		93.6%	195.6%	181.0%	612.0%	N/M
__________________
(1)     “Loan portfolio-performing” excludes $87.7 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Information
The financial statements information required by this item is contained under the section titled “Index to Financial Statements” (and the financial statements and related notes referenced therein) included beginning on page F-1 of this Form 10-K.

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
The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited interim consolidated financial statements and our audited consolidated financial statements and the corresponding notes included in this Form 10-K.

(in thousands, except per share data)	2020				2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total interest income	$63,155	$61,917	$64,167	$71,315	$75,237	$78,204	$79,226	$80,307	$81,886	$79,625	$75,916	$71,931
Total interest expense	14,503	16,569	17,844	22,086	23,975	25,604	25,437	24,870	25,102	23,992	21,927	19,298
Net interest income	48,652	45,348	46,323	49,229	51,262	52,600	53,789	55,437	56,784	55,633	53,989	52,633
Provision for (reversal of) loan losses	—	18,000	48,620	22,000	(300)	(1,500)	(1,350)	—	(1,375)	1,600	150	—
Net interest income after provision for (reversal of) loan losses	48,652	27,348	(2,297)	27,229	51,562	54,100	55,139	55,437	58,159	54,033	53,839	52,633
Total noninterest income, excluding securities gains (losses), net	10,482	11,692	12,016	12,290	15,268	12,930	13,155	13,152	12,994	12,965	14,970	13,945
Securities gains (losses), net	1,033	8,600	7,737	9,620	703	906	992	4	(1,000)	(15)	16	—
Total noninterest expense	51,629	45,500	36,740	44,867	51,730	52,737	52,905	51,945	54,648	52,042	52,638	55,645
Income (loss) before income taxes	8,538	2,140	(19,284)	4,272	15,803	15,199	16,381	16,648	15,505	14,941	16,187	10,933
Income tax expense (benefit)	(65)	(438)	4,005	(890)	(2,328)	(3,268)	(3,524)	(3,577)	(1,075)	(3,390)	(5,764)	(1,504)
Net income (loss)	$8,473	$1,702	$(15,279)	$3,382	$13,475	$11,931	$12,857	$13,071	$14,430	$11,551	$10,423	$9,429
Basic earnings (loss) per common share	$0.21	$0.04	$(0.37)	$0.08	$0.32	$0.28	$0.30	$0.31	$0.34	$0.27	$0.25	$0.22
Diluted earnings (loss) per common share	$0.20	$0.04	$(0.37)	$0.08	$0.31	$0.28	$0.30	$0.30	$0.34	$0.27	$0.25	$0.22
Cash dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.94

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by this Form 10-K to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management’s Report on Internal Control over Financial Reporting
Management of Amerant Bancorp Inc. (the “Company") is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the framework in Internal Control - Integrated Framework 2013 promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based upon that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Item 9B. OTHER INFORMATION
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.
The information required under this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2020 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Delinquent Section 16 (a) Reports,” which information is incorporated by reference herein.
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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV
Item 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

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

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 7, 2019)
3.3	Amended and Restated Bylaws, as amended, of Mercantil Bank Holding Corporation, adopted on December 21, 2018 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2019)
4.1	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.2	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.3	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.4	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.5	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.6	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.7	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.8	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.11	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *

Exhibit Number	Description
4.12	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.13	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.14	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Form of Indenture between the Company and the Bank of New York Mellon, as trustee incorporated by reference to Exhibit 4.1 to Form S-3 filed on June 5, 2020 SEC File No. 333-238958
4.17
Indenture, dated as of June 23, 2020, among the Company, Amerant Florida Bancorp Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2020).

4.18
First Supplemental Indenture, dated as of June 23, 2020, among the Company, Amerant Florida Bancorp Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2020).

4.19	Form of Global Note (included in Exhibit 4.18).
4.20	Form of Notes Guarantee (included in Exhibit 4.18).
4.21	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.20 to the Form 10-K filed on March 16, 2020).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Stock Settled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Cash Settled) (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.4	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, SEC File No. 001-38534)**
10.5
Amendment to the Amerant Bank, N.A Executive Deferred Compensation Plan dated December 10, 2018 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2018, filed on April 1, 2019, SEC File No. 001-38534)**

10.6	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Millar Wilson (incorporated by reference to Exhibit 10.1 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.7
Termination of Employment Agreement, dated January 20, 2021, between Amerant Bank, N.A., Amerant Bancorp Inc. and Millar Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 21, 2021).**

10.8	Consulting Agreement, entered into on February 16, 2021, between Amerant Bank, N.A. and Millar Wilson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2021).**
10.9
Employment Agreement, dated January 14, 2021, between Amerant Bank, N.A., Amerant Bancorp Inc. and Gerald P. Plush (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 21, 2021).**

10.10	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Peraza (incorporated by reference to Exhibit 10.2 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.11	Separation and Consulting Agreement, dated as of March 16, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2020).**

Exhibit Number	Description
10.12	Employment Agreement, dated May 18, 2020, between Amerant Bank, N.A. and Carlos Iafigliola (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2020).**
10.13	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alfonso Figueredo (incorporated by reference to Exhibit 10.3 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.14	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Miguel Palacios (incorporated by reference to Exhibit 10.4 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.15	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Capriles (incorporated by reference to Exhibit 10.5 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.16
Form of Performance Based Restricted Stock Unit Agreement under the Company's 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 18, 2021).**

10.17	Form of Restricted Stock Unit Agreement under the Company's 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 18, 2021).**
21.1	List of Subsidiaries of Amerant Bancorp Inc.
22	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 7, 2020).
23.1	Consent of RSM US LLP.
23.2	Consent of Pricewaterhouse Coopers LLP.
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Millar Wilson, Chief Executive Officer ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Chief Financial Officer ***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within the XBRL documents)

* The Company hereby agrees pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K to furnish a copy of this instrument to the U.S. Securities and Exchange Commission upon request.
** Management contract or compensatory plan, contract or agreement.
*** Furnished hereby.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERANT BANCORP INC.
March 19, 2021	By:	/s/ Millar Wilson
Date	Name:	Millar Wilson
	Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Millar Wilson	Chief Executive Officer and Director (principal executive officer)	March 19, 2021
Millar Wilson
/s/ Carlos Iafigliola	Executive Vice-President and Chief Financial Officer (principal financial officer)	March 19, 2021
Carlos Iafigliola
/s/ Armando D. Fleitas	Senior Vice-President and Controller (principal accounting officer)	March 19, 2021
Armando D. Fleitas
/s/ Frederick C. Copeland, Jr.	Chairman	March 19, 2021
Frederick C. Copeland, Jr.
/s/ Gerald P. Plush	Executive Vice-Chairman	March 19, 2021
Gerald P. Plush
/s/ Miguel A. Capriles L.	Director	March 19, 2021
Miguel A. Capriles L.
/s/ Rosa M. Costantino	Director	March 19, 2021
Rosa M. Costantino
/s/ Pamella J. Dana	Director	March 19, 2021
Pamella J. Dana
/s/ Gustavo Marturet M.	Director	March 19, 2021
Gustavo Marturet M.
/s/ John W. Quill	Director	March 19, 2021
John W. Quill
/s/ Jose Antonio Villamil	Director	March 19, 2021
Jose Antonio Villamil
/s/ Guillermo Villar	Director	March 19, 2021
Guillermo Villar
/s/ Gustavo J. Vollmer A.	Director	March 19, 2021
Gustavo J. Vollmer A.

INDEX TO FINANCIAL STATEMENTS.

AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amerant Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Amerant Bancorp Inc. and its subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.plea

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Fort Lauderdale, Florida
March 19, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amerant Bancorp Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Amerant Bancorp Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 13, 2020

We served as the Company's auditor from 1987 to 2019.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	December 31, 2020	December 31, 2019

Assets
Cash and due from banks	$30,179	$28,035
Interest earning deposits with banks	184,207	93,289
Cash and cash equivalents	214,386	121,324
Securities
Debt securities available for sale	1,225,083	1,568,752
Debt securities held to maturity	58,127	73,876
Equity securities with readily determinable fair value not held for trading	24,342	23,848
Federal Reserve Bank and Federal Home Loan Bank stock	65,015	72,934
Securities	1,372,567	1,739,410
Loans held for investment, gross	5,842,337	5,744,339
Less: Allowance for loan losses	110,902	52,223
Loans held for investment, net	5,731,435	5,692,116
Bank owned life insurance	217,547	211,852
Premises and equipment, net	109,990	128,824
Deferred tax assets, net	11,691	5,480
Goodwill	19,506	19,506
Accrued interest receivable and other assets	93,771	66,887
Total assets	$7,770,893	$7,985,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$872,151	$763,224
Interest bearing	1,230,054	1,098,323
Savings and money market	1,587,876	1,475,257
Time	2,041,562	2,420,339
Total deposits	5,731,643	5,757,143
Advances from the Federal Home Loan Bank and other borrowings	1,050,000	1,235,000
Senior notes	58,577	—
Junior subordinated debentures held by trust subsidiaries	64,178	92,246
Accounts payable, accrued liabilities and other liabilities	83,074	66,309
Total liabilities	6,987,472	7,150,698
Commitments and contingencies (Note 17)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 28,806,344 shares issued and outstanding (2019 - 28,927,576 shares issued and outstanding)	2,882	2,893
Class B common stock, $0.10 par value, 100 million shares authorized; 9,036,352 shares issued and outstanding (2019: 17,751,053 shares issued; 14,218,596 shares outstanding)	904	1,775
Additional paid in capital	305,569	419,048
Treasury stock, at cost; 3,532,457 shares of Class B common stock in 2019	—	(46,373)
Retained earnings	442,402	444,124
Accumulated other comprehensive income	31,664	13,234
Total stockholders' equity	783,421	834,701
Total liabilities and stockholders' equity	$7,770,893	$7,985,399
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Interest income
Loans	$220,898	$263,011	$257,611
Investment securities	39,023	47,210	49,207
Interest earning deposits with banks	633	2,753	2,540
Total interest income	260,554	312,974	309,358

Interest expense
Interest bearing demand deposits	439	925	657
Savings and money market deposits	7,128	15,690	12,911
Time deposits	45,765	51,757	42,189
Advances from the Federal Home Loan Bank	13,168	24,325	26,470
Senior notes	1,968	—	—
Junior subordinated debentures	2,533	7,184	8,086
Securities sold under agreements to repurchase	1	5	6
Total interest expense	71,002	99,886	90,319
Net interest income	189,552	213,088	219,039
Provision for (reversal of) loan losses	88,620	(3,150)	375
Net interest income after (provision for) reversal of loan losses	100,932	216,238	218,664

Noninterest income
Deposits and service fees	15,838	17,067	17,753
Brokerage, advisory and fiduciary activities	16,949	14,936	16,849
Change in cash surrender value of bank owned life insurance	5,695	5,710	5,824
Cards and trade finance servicing fees	1,346	3,925	4,424
Data processing and fees for other services	—	955	2,517
Securities gains (losses), net	26,990	2,605	(999)
(Loss) gain on early extinguishment of advances from the Federal Home Loan Bank, net	(73)	(886)	882
Other noninterest income	6,725	12,798	6,625
Total noninterest income	73,470	57,110	53,875

Noninterest expense
Salaries and employee benefits	111,469	137,380	141,801
Professional and other services fees	13,459	16,123	19,119
Occupancy and equipment	17,624	16,194	16,531
Telecommunication and data processing	12,931	13,063	12,399
Depreciation and amortization	9,385	7,094	8,543
FDIC assessments and insurance	6,141	4,043	6,215
Other operating expenses	7,727	15,420	10,365
Total noninterest expenses	178,736	209,317	214,973
(Loss) income before income tax benefit (expense)	(4,334)	64,031	57,566
Income tax benefit (expense)	2,612	(12,697)	(11,733)
Net (loss) income	$(1,722)	$51,334	$45,833

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on securities available for sale arising during the period	$39,941	$32,810	$(15,265)
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(1,730)	287	2,663
Reclassification adjustment for items included in net income	(19,781)	(2,571)	571
Cumulative effect of change in accounting principle	—	872	—
Other comprehensive income (loss)	18,430	31,398	(12,031)
Comprehensive income	$16,708	$82,732	$33,802

Earnings (Loss) Per Share (Note 21)
Basic (loss) earnings per common share	$(0.04)	$1.21	$1.08
Diluted (loss) earnings per common share	$(0.04)	$1.20	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2020

	Common Stock				Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Outstanding		Issued Shares - Par Value
(in thousands, except share data)	Class A	Class B	Class A	Class B		Treasury Stock
Balance at December 31, 2017	24,737,470	17,751,053	$2,474	$1,775	$367,505	$—	$387,829	$(6,133)	$753,450
Common stock issued	1,377,523	—	138	—	17,770	—	—	—	17,908
Repurchase of Class B common stock	—	(1,420,136)	—	—	—	(17,908)	—	—	(17,908)
Restricted stock issued	736,839	—	74	—	(74)	—	—	—	—
Stock-based compensation expense	—	—	—	—	166	—	—	—	166
Dividends declared	—	—	—	—	—	—	(40,000)	—	(40,000)
Net income	—	—	—	—	—	—	45,833	—	45,833
Other comprehensive loss	—	—	—	—	—	—	—	(12,031)	(12,031)
Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)
Restricted stock issued	3,882	—	—	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	16,025	—	2	—	(2)	—	—	—	—
Restricted stock surrendered	(77,028)	—	(8)	—	(1,687)	—	—	—	(1,695)
Stock-based compensation expense	—	—	—	—	6,365	—	—	—	6,365
Net income	—	—	—	—	—	—	51,334	—	51,334
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(872)	872	—
Other comprehensive income	—	—	—	—	—	—	—	30,526	30,526
Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701
Repurchase of Class B common stock	—	(5,182,244)	—	—	—	(69,378)	—	—	(69,378)
Treasury stock retired	—	—	—	(871)	(114,880)	115,751	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—
Issuance of common shares for restricted stock unit vesting	19,464	—	2	—	(2)	—	—	—	—
Restricted stock surrendered	(60,606)	—	(6)	—	(911)	—	—	—	(917)
Restricted Stock forfeited	(86,681)	—	(8)	—	8	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,307	—	—	—	2,307
Net loss	—	—	—	—	—	—	(1,722)	—	(1,722)
Other comprehensive income	—	—	—	—	—	—	—	18,430	18,430
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(1,722)	$51,334	$45,833
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for (reversal of) loan losses	88,620	(3,150)	375
Net premium amortization on securities	14,868	14,299	16,926
Depreciation and amortization	9,385	7,094	8,543
Stock-based compensation expense	2,307	6,365	166
Change in cash surrender value of bank owned life insurance	(5,695)	(5,710)	(5,824)
Securities (gains) loss, net	(26,990)	(2,605)	999
Net loss (gain) on sale of premises and equipment	1,729	(2,795)	—
Deferred taxes and others	(11,513)	525	1,271
Loss (gain) on early extinguishment of advances from the FHLB	73	886	(882)
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	(446)	15,426	3,655
Account payable, accrued liabilities and other liabilities	(13,369)	(3,277)	(8,901)
Net cash provided by operating activities	57,247	78,392	62,161

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(399,202)	(445,892)	(216,237)
Federal Home Loan Bank stock	(9,843)	(43,232)	(27,667)
Equity securities with readily determinable fair value not held for trading	(29)	—	—
	(409,074)	(489,124)	(243,904)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	781,983	497,709	279,959
Held to maturity	15,056	10,747	4,400
Federal Home Loan Bank stock	18,742	40,487	27,413
	815,781	548,943	311,772
Net increase in loans	(199,910)	(98,262)	(33,199)
Proceeds from loan portfolio sales	71,639	267,765	173,473
Purchases of premises and equipment	(5,573)	(14,262)	(10,044)
Proceeds from sales of premises and equipment and others	13,476	5,173	911
Cash paid in business acquisition, net	—	(14,390)	—
Net proceeds from sale of subsidiary	—	—	7,500
Net cash provided by investing activities	286,339	205,843	206,509

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	353,277	(308,751)	(430,984)
Net (decrease) increase in time deposits	(378,777)	18,822	140,697
Proceeds from advances from the Federal Home Loan Bank	750,000	1,800,000	1,278,000
Repayments of advances from the Federal Home Loan Bank	(935,073)	(1,731,886)	(1,284,118)
Proceeds from issuance of Senior Notes, net of issuance costs	58,412	—	—
Redemption of junior subordinated debentures	(28,068)	(25,864)	—
Dividend paid	—	—	(40,000)
Proceeds from common stock issued - Class A	—	29,218	17,908
Repurchase of common stock - Class B	(69,378)	(28,465)	(17,908)
Common stock retired to cover tax withholding - Class A	(917)	(1,695)	—
Net cash used in financing activities	(250,524)	(248,621)	(336,405)
Net increase (decrease) in cash and cash equivalents	93,062	35,614	(67,735)

Cash and cash equivalents
Beginning of period	121,324	85,710	153,445
End of period	$214,386	$121,324	$85,710

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2019

	Years Ended December 31,
(in thousands)	2020	2019	2018

Supplemental disclosures of cash flow information
Cash paid:
Interest	$73,349	$99,958	$89,283
Income taxes	10,576	7,544	18,954
Noncash investing activities:
Loans transferred to other assets	400	42	925

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank had three principal subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Trust, N.A., a non-depository trust company (“Amerant Trust”) and Elant Bank & Trust Ltd., a Grand-Cayman based trust company subsidiary acquired in November 2019 (the” Cayman Bank”). In December 2020, the Bank joined a third party to form Amerant Mortgage, LLC. (“Amerant Mortgage”). In March 2021, the Bank and Amerant Trust received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor, effective on April 1, 2021.

The Bank has been serving the communities in which it operates for over 40 years. The Bank has 25 Banking Centers, including 18 located in South Florida and 7 in the Greater Houston area, Texas, as well as loan production offices in New York City, New York, and Dallas, Texas. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s main operating subsidiaries Amerant Investments, Amerant Trust and the Cayman Bank.

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
Spin-off

As of December 31, 2017 the Company was a wholly owned subsidiary of Mercantil Servicios Financieros, C.A, (“the Former Parent”). On March 15, 2018, the Former Parent transferred ownership of 100% of the outstanding Company Class A common stock and Class B common stock (together, the “Company Shares,”) to a non-discretionary common law, grantor trust formed pursuant to a Distribution Agreement among the Former Parent, the Company and an unaffiliated trustee dated as of March 12, 2018, and governed by the laws of the State of Florida (the “Distribution Trust”). The Company and the Former Parent are parties to an Amended and Restated Separation and Distribution Agreement dated as of June 12, 2018 that provided for the spin-off (the “Spin-off”) of the Company from the Former Parent.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
Initial Public Offering and Shares Repurchase
On December 21, 2018, the Company completed an initial public offering (the “IPO”). See Note 16 to our consolidated financial statements for more information about the IPO.
At December 31, 2018, the Former Parent beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System determined that the Former Parent no longer controlled the Company for purposes of the BHC Act.
In December 2018 in connection with the IPO, the Company repurchased approximately 1.4 million shares of Class B common stock from the Former Parent. In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of Class B common stock held by the Former Parent. See Note 16 to our consolidated financial statements for more information about the private placements and the repurchase of Retained Shares previously held by the Former Parent.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), an approximately $2.0 trillion COVID-19 response bill to provide emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, was enacted. The CARES Act allocated the U.S Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act. On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act, increasing funding to the PPP, was enacted. On July 4, 2020, new legislation was signed into law that extended the deadline to apply for loans under the PPP from June 30, 2020 until August 8, 2020. As of December 31, 2020, total PPP loans were $198.5 million, representing over 2,000 loan applications booked. The Company received non-refundable fees of $7.8 million for the origination of PPP loans during the second quarter of 2020. The Company had salary and compensation benefits totaling $7.8 million, and other operational expenses totaling $0.7 million, directly related to the origination of these PPP loans. In accordance with GAAP, the Company deferred these non-refundable loan origination fees, net of the direct costs of loan originations which are being amortized over the term of the related loans as adjustments to interest income. In January 2021, the Company started to process new applications and obtain approvals from the SBA in round three of the PPP authorized under a new law enacted on December 27, 2020.
Main Street Lending
The Company originated loans as part of the Main Street Lending Program in the fourth quarter of 2020. Under this program, which ran through January 8, 2021, the Federal Reserve purchased 95% of each qualifying loan originated by the Company under such program to small and mid-sized businesses. In the fourth quarter of 2020, the Company received fees of approximately $0.5 million from the origination of $56.3 million of loans in this program as of December 31, 2020.
Loan Mitigation Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including deferral and/or forbearance options. These programs continued in the second third and fourth quarters of 2020. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered Troubled Debt Restructurings (“TDRs”). Loans which have been modified under these programs totaled $1.1 billion as of December 31, 2020. As of December 31, 2020, $43.4 million, or 0.7% of total loans, were still under the deferral and/or forbearance period. The balance as of December 31, 2020 includes $15.8 million of loans under a second deferral and $26.8 million under a third deferral, which the Company began to selectively offer as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days.

Program Detail	December 31, 2020
(in thousands)
90-day payment deferral; interest added to principal balance upon modification and continues to accrue each month	$38,627
90-day interest payment deferral with no escrow payments	4,457
90-day interest payment deferral including escrow payments	280
180-day interest payment deferral	—
$43,364

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

b) Basis of Presentation and Summary of Significant Accounting Policies
Emerging Growth Company
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
The following is a description of the significant accounting policies and practices followed by the Company in the preparation of the accompanying consolidated financial statements. These policies conform with generally accepted accounting principles in the United States (GAAP).
Segment Reporting
The Company is managed using a single segment concept, on a consolidated basis, and management determined that no separate current or historical reportable segment disclosures are required under GAAP.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates whether it has a controlling financial interest in an entity in the form of a variable-interest entity, or a voting interest entity.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: i) the determination of the allowance for loan losses; (ii) the fair values of securities and the reporting unit to which goodwill has been assigned during the annual goodwill impairment test; (iii) the cash surrender value of bank owned life insurance; and (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
Diluted net income per common share reflects the number of additional common stock that would have been outstanding if the dilutive potential common stock had been issued. Dilutive potential common stock consist of unvested shares of restricted stock and restricted stock units outstanding during the period. The dilutive effect of potential common stock is calculated by applying the treasury stock method. The latter assumes dilutive potential common stock are issued and outstanding and the proceeds from the exercise, are used to purchase common stock at the average market price during the period. The difference between the numbers of dilutive potential common stock issued and the number of shares purchased is included as incremental shares in the denominator to compute diluted net income per common stock. Dilutive potential common stock are excluded from the diluted earnings per share computation in the period in which the effect is anti-dilutive.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Advertising Expenses
Advertising expenses are expensed as incurred and are included in other noninterest expenses.
Voluntary and Involuntary Early Retirement Plan Expenses
The Company accounts for voluntary and involuntary early retirement plan expenses by establishing a liability for costs associated with the exit or disposal activity, including severance and other related costs, when the liability is incurred, rather than when we commit to an exit plan.
On October 9, 2020, the Board of Directors of the Company adopted a voluntary early retirement plan for certain eligible long-term employees ( the “2020 Voluntary Plan”) and an involuntary severance plan for certain other positions (the “2020 Involuntary Plan”) consistent with the Company’s effort to streamline operations and better align its operating structure with its business activities. The employees that elected to participate in the 2020 Voluntary Plan retired on or before December 31, 2020. The 2020 Involuntary Plan impacted employees most of whom no longer worked for the Company and/or its subsidiaries by December 31, 2020. On December 28, 2020, the Company determined the termination costs related to the 2020 Voluntary Plan and the 2020 Involuntary Plan. The Company incurred approximately $3.5 million and $1.8 million in voluntary and involuntary early retirement plan expenses, respectively, reported in salaries and benefits expense in the fourth quarter of 2020 in connection with the 2020 Voluntary Plan and the 2020 Involuntary Plan, respectively, the majority of which will be paid over time in the form of installment payments until December 2021.
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
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. Effective March 26, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirements ratios to zero percent in response to the COVID-19 pandemic, therefore, there were no reserve requirements at December 31, 2020. At December 31, 2019, the required reserve balance amounted to approximately $1.0 million. The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the Federal Deposit Insurance Corporation, or FDIC.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Securities
The Company classifies its investments in securities as debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Equity securities were classified as available for sale at December 31, 2018 in accordance with GAAP. Securities classified as debt securities held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2020 and 2019 securities receivables amounted to $1.9 million and $2.2 million, respectively.
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
December 31, 2020, 2019 and 2018
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
Loans
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans, or CRE loans, (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the amount of unpaid principal, reduced by unamortized net deferred loan fees and origination costs and an allowance for loan losses. Unamortized deferred loan origination costs, net of deferred fees, amounted to $15.5 million and $7.7 million at December 31, 2020 and 2019, respectively.
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
December 31, 2020, 2019 and 2018
Loans which have been modified because the borrowers were experiencing financial difficulty and the Company, for economic or legal reasons related to the debtors’ financial difficulties, granted a concession to the debtors that it would not have otherwise considered, are accounted for as troubled debt restructurings (“TDR”).
In 2020, the Company began offering customized loan payment relief options as a result of the impact of the COVID-19 pandemic, including deferral and forbearance options. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. See “ Loan Mitigation Programs” discussion above for more information on these modifications.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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
Loans that do not meet the criteria of an individually impaired loan are collectively evaluated for impairment. These loans include large groups of smaller homogeneous loan balances, such as loans in the consumer and other loan portfolio segment, and all other loans that have not been individually identified as impaired. This group of collective loans is evaluated for impairment based on measures of historical losses associated with loans within their respective portfolio segments adjusted by a variety of qualitative factors. These qualitative factors incorporate the most recent data reflecting current economic conditions, industry performance trends or obligor concentrations within each portfolio segment, among other factors. Other adjustments may be made to the allowance for loans collectively evaluated for impairment based on any other pertinent information that management considers may affect the estimation of the ALL, including a judgmental assessment of internal and external influences on credit quality that are not fully reflected in historical loss or their risk rating data. The measures of historical losses and the related qualitative adjustments are updated quarterly and semi-annually, respectively, to incorporate the most recent loan loss data reflecting current economic conditions.
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
December 31, 2020, 2019 and 2018
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
Recoveries on loans represent collections received on amounts that were previously charged off against the ALL. Recoveries are credited to the ALL when received, to the extent of the amount previously charged off against the ALL on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.
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
Debt Modifications
Debt modifications or restructures, which are not considered a TDR, are accounted for as modifications if the terms of the new debt and original instrument are not considered substantially different. The debt is not considered substantially different when the present value of cash flows under the terms of the new debt instrument are less than 10% different from the present value of remaining cash flows under the terms of the original instrument. If the new debt is not considered substantially different, the original debt is derecognized and the new debt is recorded at fair value, with any prepayment penalty being amortized over the life of the new borrowing.
Premises and Equipment, Net
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Repairs and maintenance are charged to operations as incurred; renewals, betterments and interest during construction are capitalized. Gains or losses on sales of premises and equipment are recorded as other noninterest income at the date of sale.
The Company leases various premises for bank branches under operating leases. The leases have varying terms, with most containing renewal options and annual increases in base rents. Leasehold improvements are amortized over the remaining term of the lease.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
Goodwill
Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank in 2019. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed (“Step 2”). In Step 2, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of goodwill allocated to that reporting unit. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value at the measurement date. At December 31, 2020 and 2019, goodwill was considered not impaired and, therefore, no impairment charges were recorded.
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
December 31, 2020, 2019 and 2018

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
The Company enters into certain contracts involving the risk of dealing with financial institutional derivative counterparties to manage the credit risk exposure on certain interest rate swaps with customers. These contracts are carried at fair value and recorded in the consolidated balance sheet within other assets or other liabilities.

Fair Value Measurement
Financial instruments are classified based on a three-level valuation hierarchy required by GAAP. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

c) Recently Issued Accounting Pronouncements
Issued and Adopted
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
The Company adopted these amendments during the year ended December 31, 2020 with no material impact to its consolidated financial statements.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The Company has completed the process of gathering a complete inventory of its lease contracts, migrating identified lease data onto a new system, and is in the final stages of testing and evaluating the results of testing. Based on these results, we currently expect to recognize an asset and a corresponding lease liability for an amount to be less than 1% of the Company’s total consolidated assets at adoption. The Company plans to adopt the new guidance in its consolidated financial statements in the first quarter of 2021.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued targeted amendments to the guidance for recognition, presentation and disclosure of hedging activities. These targeted amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also simplify the application of hedge accounting guidance. In June 2020, the FASB amended the effective date of the new guidance on hedging. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company currently believes adoption of these amendments will not have a material impact to its consolidated financial statements when adopted in the first quarter of 2021. The Company is currently assessing the impact this new guidance may have on the Company’s footnote disclosures to its consolidated financial statements when adopted.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
The Company is currently assessing the impact that these changes will have on its consolidated financial statements, when adopted. As an EGC, the Company currently plans to adopt the new guidance on CECL in its consolidated financial statements for the year ending December 31, 2023, or earlier in the event the Company ceases to be an EGC.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

2. Interest Earning Deposits with Banks
At December 31, 2020 and 2019 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $184 million and $93 million, respectively. At December 31, 2020 and 2019 the average interest rate on these deposits was approximately 0.31% and 2.19%, respectively. These deposits mature within one year.
3.Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$640,796	$21,546	$(1,007)	$661,335
Corporate debt securities	292,033	10,787	(1,106)	301,714
U.S. government agency debt securities	202,135	4,458	(2,015)	204,578
U.S. treasury securities	2,505	7	—	2,512
Municipal bonds	50,309	4,635	—	54,944
Total debt securities available for sale (1)	$1,187,778	$41,433	$(4,128)	$1,225,083
__________________
(1)As of December 31, 2020, includes residential and commercial mortgage-backed securities with amortized cost of $647.0 million and $123.9 million, respectively, and fair value of $666.7 million and $128.4 million, respectively.

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$927,205	$9,702	$(3,795)	$933,112
Corporate debt securities	247,836	5,002	(2)	252,836
U.S. government agency debt securities	230,384	895	(2,882)	228,397
Municipal bonds	47,652	2,519	—	50,171
U.S. treasury securities	106,112	1	(1,877)	104,236
Total debt securities available for sale (1)	$1,559,189	$18,119	$(8,556)	$1,568,752
__________________
(1)As of December 31, 2019, includes residential and commercial mortgage-backed securities with amortized cost of $888.1 million and $150.9 million, respectively, and fair value of $894.0 million and $151.5 million, respectively.

The Company had no investments in foreign sovereign debt securities at December 31, 2020 and 2019. The Company had investments in foreign corporate debt securities of $17.1 million and $5.2 million at December 31, 2020 and 2019, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

In the years ended December 31, 2020 and 2019, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Years Ended December 31
(in thousands)	2020	2019
Proceeds from sales, redemptions and calls of debt securities available for sale	$421,175	$273,636

Gross realized gains	25,692	2,485
Gross realized losses	(147)	(611)
Realized gains, net	$25,545	$1,874

The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$71,825	$(661)	$14,472	$(346)	$86,297	$(1,007)
Corporate debt securities	31,777	(1,106)	—	—	31,777	(1,106)
U.S. government agency debt securities	9,254	(62)	80,964	(1,953)	90,218	(2,015)
U.S. treasury securities	—	—	—	—	—	—
	$112,856	$(1,829)	$95,436	$(2,299)	$208,292	$(4,128)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$239,446	$(1,740)	$180,274	$(2,055)	$419,720	$(3,795)
U.S. government agency debt securities	41,300	(251)	117,040	(2,631)	158,340	(2,882)
Corporate debt securities	8,359	(1)	300	(1)	8,659	(2)
U.S. treasury securities	97,471	(1,877)	—	—	97,471	(1,877)
	$386,576	$(3,869)	$297,614	$(4,687)	$684,190	$(8,556)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

At December 31, 2020 and 2019, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
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
As of December 31, 2020, the fair value of debt securities held to maturity totaled $61.1 million ($58.1 million - amortized cost), including residential and commercial mortgage-backed securities totaling $29.5 million ($28.7 million - amortized cost) and $31.6 million ($29.5 million - amortized cost), respectively. At December 31, 2020, unrealized gains related to these securities totaled $3.0 million. There were no unrealized losses at December 31, 2020.
As of December 31, 2019, the fair value of debt securities held to maturity totaled $74.6 million ($73.9 million - amortized cost), including residential and commercial mortgage-backed securities totaling $43.8 million ($43.8 million - amortized cost) and $30.8 million ($30.1 million - amortized cost), respectively. At December 31, 2019, unrealized gains and losses related to these securities totaled $0.9 million and $0.1 million, respectively.
At December 31, 2020 and 2019, all debt securities held to maturity were issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies.
Contractual maturities of debt securities at December 31, 2020 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$12,959	$12,994	$—	$—
After 1 year through 5 years	132,738	136,255	—	—
After 5 years through 10 years	309,981	325,172	11,409	12,057
After 10 years	732,100	750,662	46,718	49,057
	$1,187,778	$1,225,083	$58,127	$61,114
Actual maturities of debt securities available for sale and held to maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $24.3 million and $23.8 million as of December 31, 2020 and 2019, respectively. These equity securities have no stated maturities. The Company recognized unrealized gains of $0.5 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively, related to the change in fair value of these mutual funds.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
4.Loans
The loan portfolio consists of the following loan classes:

(in thousands)	December 31, 2020	December 31, 2019
Real estate loans
Commercial real estate
Nonowner occupied	$1,749,839	$1,891,802
Multi-family residential	737,696	801,626
Land development and construction loans	349,800	278,688
	2,837,335	2,972,116
Single-family residential	639,569	539,102
Owner occupied	947,127	894,060
	4,424,031	4,405,278
Commercial loans	1,154,550	1,234,043
Loans to financial institutions and acceptances	16,636	16,552
Consumer loans and overdrafts	247,120	88,466
Total loans held for investment, gross	$5,842,337	$5,744,339
At December 31, 2020 and 2019, loans with an outstanding principal balance of $1,438 million and $1,575 million, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts in the table above include loans under syndication facilities for approximately $455 million and $562 million at December 31, 2020 and 2019, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

The following table summarizes international loans by country, net of loans fully collateralized with cash of approximately $13.3 million and $15.2 million at December 31, 2020 and 2019, respectively.

	December 31, 2020			December 31, 2019
(in thousands)	Venezuela	Others (1)	Total	Venezuela	Others (1)	Total
Real estate loans
Single-family residential (2)	$86,744	$9,749	$96,493	$103,979	$7,692	$111,671
Commercial loans	—	51,049	51,049	—	43,850	43,850
Loans to financial institutions and acceptances	—	7	7	—	5	5
Consumer loans and overdrafts (3)(4)	186	5,163	5,349	8,318	7,593	15,911
	$86,930	$65,968	$152,898	$112,297	$59,140	$171,437
__________________
(1)Loans to borrowers in 13 other countries which do not individually exceed 1% of total assets in 2020 (14 countries in 2019).
(2)Corresponds to mortgage loans secured by single-family residential properties located in the U.S.
(3)At December 31, 2019, Venezuela balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products to further strengthen its credit quality. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of December 31, 2020.
(4)Overdrafts to customers outside the United States were de minimis.

The age analysis of the loan portfolio by class, including nonaccrual loans, as of December 31, 2020 and 2019 are summarized in the following tables:

	December 31, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,749,839	$1,741,862	$1,487	$—	$6,490	$7,977	$8,219	$—
Multi-family residential	737,696	737,696	—	—	—	—	11,340	—
Land development and construction loans	349,800	349,800	—	—	—	—	—	—
	2,837,335	2,829,358	1,487	—	6,490	7,977	19,559	—
Single-family residential	639,569	631,801	3,143	671	3,954	7,768	10,667	—
Owner occupied	947,127	941,566	439	—	5,122	5,561	12,815	220
	4,424,031	4,402,725	5,069	671	15,566	21,306	43,041	220
Commercial loans	1,154,550	1,113,469	3,675	1,715	35,691	41,081	44,205	—
Loans to financial institutions and acceptances	16,636	16,636	—	—	—	—	—	—
Consumer loans and overdrafts	247,120	246,997	85	6	32	123	233	1
	$5,842,337	$5,779,827	$8,829	$2,392	$51,289	$62,510	$87,479	$221

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the ALL for the three years ended December 31, 2020 and its allocation by impairment methodology and the related investment in loans, net as of December 31, 2020, 2019 and 2018 are summarized in the following tables:

	December 31, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,040	$22,482	$42	$4,659	$52,223
Provision for (reversal of) loan losses	25,187	55,197	(41)	8,277	88,620
Loans charged-off
Domestic	—	(29,958)	—	(600)	(30,558)
International	—	(34)	—	(269)	(303)
Recoveries	—	443	—	477	920
Balances at end of the year	$50,227	$48,130	$1	$12,544	$110,902

Allowance for loan losses by impairment methodology
Individually evaluated	$3,175	$25,394	$—	$1,379	$29,948
Collectively evaluated	47,052	22,736	1	11,165	80,954
	$50,227	$48,130	$1	$12,544	$110,902
Investment in loans, net of unearned income
Individually evaluated	$19,560	$60,130	$—	$8,051	$87,741
Collectively evaluated	2,796,092	2,210,601	17,574	730,329	5,754,596
	$2,815,652	$2,270,731	$17,574	$738,380	$5,842,337

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

	December 31, 2018
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$31,290	$32,687	$4,362	$3,661	$72,000
(Reversal of) provision for loan losses	(2,885)	1,099	(3,917)	6,078	375
Loans charged-off
Domestic	(5,839)	(3,662)	—	(194)	(9,695)
International	—	(1,473)	—	(1,392)	(2,865)
Recoveries	212	1,367	—	368	1,947
Balances at end of the year	$22,778	$30,018	$445	$8,521	$61,762
Allowance for loan losses by impairment methodology
Individually evaluated	$—	$1,282	$—	$1,091	$2,373
Collectively evaluated	22,778	28,736	445	7,430	59,389
	$22,778	$30,018	$445	$8,521	$61,762
Investment in loans, net of unearned income
Individually evaluated	$717	$9,652	$—	$3,089	$13,458
Collectively evaluated	3,037,604	2,254,607	69,003	545,503	5,906,717
	$3,038,321	$2,264,259	$69,003	$548,592	$5,920,175
The following is a summary of the recorded investment amount of loan sales by portfolio segment in the three years ended December 31, 2020:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2020	$—	$65,386	$—	$6,253	$71,639
2019	$23,475	$236,373	$—	$7,917	$267,765
2018	$20,248	$138,244	$—	$14,981	$173,473

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The following is a summary of impaired loans as of December 31, 2020 and 2019:

	December 31, 2020
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$8,219	$—	$8,219	$6,718	$8,227	$3,175	$—
Multi-family residential	—	11,341	11,341	3,206	11,306	—	—
Land development and construction loans	—	—	—	—	—	—	—
	8,219	11,341	19,560	9,924	19,533	3,175	—
Single-family residential	5,675	5,250	10,925	9,457	10,990	1,232	84
Owner-occupied	636	12,178	12,814	13,295	12,658	214	4
	14,530	28,769	43,299	32,676	43,181	4,621	88
Commercial loans	33,110	11,100	44,210	38,534	66,010	25,180	53
Consumer loans and overdrafts	232	—	232	221	229	147	—
	$47,872	$39,869	$87,741	$71,431	$109,420	$29,948	$141

	December 31, 2019
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$1,936	$—	$1,936	$1,459	$1,936	$1,161	$37
Multi-family residential	—	—	—	342	—	—	10
Land development and construction loans	—	—	—	—	—	—	—
	1,936	—	1,936	1,801	1,936	1,161	47
Single-family residential	4,739	729	5,468	5,564	5,598	946	21
Owner-occupied	6,169	7,906	14,075	9,548	13,974	501	48
	12,844	8,635	21,479	16,913	21,508	2,608	116
Commercial loans	8,415	13	8,428	8,552	8,476	1,288	58
Consumer loans and overdrafts	395	9	404	153	402	378	—
	$21,654	$8,657	$30,311	$25,618	$30,386	$4,274	$174

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,729	1	$1,936
Single-family residential	2	267	4	438
Owner occupied	4	6,784	4	6,580
	7	8,780	9	8,954
Commercial loans	11	3,851	2	2,682
Consumer loans and overdrafts	—	—	1	9
Total (1)	18	12,631	12	$11,645
_________________
(1)As of December 31, 2020 and 2019, include a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $8.4 million and $9.8 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of December 31, 2020 and 2019, this relationship included two and four residential loans totaling $1.5 million and $2.2 million, respectively, which were not modified. During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $1.0 million at December 31, 2020, are adequate to cover probable losses given current facts and circumstances.
The following table shows information about loans that were modified and met the definition of TDR during the three years ended December 31, 2020:

	2020		2019		2018
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate “CRE”
Nonowner occupied (1)	—	$—	1	$1,936	1	$—
Single-family residential	—	—	1	172	—	—
Owner occupied	1	813	2	4,797	1	1,831
	1	813	4	6,905	2	1,831
Commercial loans	9	3,187	1	2,669	2	622
Consumer loans and overdrafts	—	—	1	357	1	10
Total (2)	10	$4,000	6	$9,931	5	$2,463
_________________
(1)In the fourth quarter of 2018, the Company sold one non-performing loan in the Houston area with a carrying value of $10.2 million, and charged off $5.8 million against the ALL. This loan had been modified and met the definition of a TDR during the second quarter of 2018.
(2) During 2020 and 2018, the Company charged off a total of approximately $1.9 million and $6.9 million, respectively, against the ALL as a result of these TDR loans.There were no charge-offs against the ALL as a result of these TDRs during 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
TDR loans that subsequently defaulted within the 12 months of restructuring during the three years ended December 31, 2020 were as follows:

	2020		2019		2018
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Nonowner occupied	—	$—	1	$1,936	—	$—
Owner-occupied	1	813	2	4,797	1	1,831
	1	813	3	6,733	1	1,831
Commercial loans	1	70	1	2,669	1	589
Consumer loans and overdrafts	—	—	1	357	1	10
Total	2	$883	5	$9,759	3	$2,430

Credit Risk Quality
The sufficiency of the ALL is reviewed monthly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ALL as part of its review of the Company’s consolidated financial statements. As of December 31, 2020 and 2019, the Company believes the ALL to be sufficient to absorb losses in the loans portfolio in accordance with GAAP.
Loans may be classified but not considered impaired due to one of the following reasons: (1) the Company has established minimum dollar amount thresholds for loan impairment testing, which results in loans under those thresholds being excluded from impairment testing and therefore not included in impaired loans; and (2) classified loans may be considered nonimpaired because collection of all amounts due is probable.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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

Loans by Credit Quality Indicators
Loans by credit quality indicators as of December 31, 2020 and 2019 are summarized in the following tables:

	December 31, 2020
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,694,004	$46,872	$4,994	$3,969	$—	$1,749,839
Multi-family residential	726,356	—	11,340	—	—	737,696
Land development and construction loans	342,636	7,164	—	—	—	349,800
	2,762,996	54,036	16,334	3,969	—	2,837,335
Single-family residential	628,902	—	10,667	—	—	639,569
Owner occupied	911,867	22,343	12,917	—	—	947,127
	4,303,765	76,379	39,918	3,969	—	4,424,031
Commercial loans	1,067,708	42,434	21,152	23,256	—	1,154,550
Loans to financial institutions and acceptances	16,636	—	—	—	—	16,636
Consumer loans and overdrafts	246,882	—	238	—	—	247,120
	$5,634,991	$118,813	$61,308	$27,225	$—	$5,842,337

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2020		2019		2018
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$626,468	97.95%	$526,497	97.67%	$518,106	97.12%
30-59 Days Past Due	1,807	0.28%	4,332	0.80%	7,634	1.43%
60-89 Days Past Due	627	0.10%	982	0.18%	633	0.12%
90+ Days Past Due	—	—%	—	—%	419	0.08%
	2,434	0.38%	5,314	0.98%	8,686	1.63%
Total Accrual Loans	$628,902	98.33%	$531,811	98.65%	$526,792	98.75%
Non-Accrual Loans
Current	$5,333	0.83%	$3,902	0.72%	$1,624	0.30%
30-59 Days Past Due	1,336	0.21%	253	0.05%	276	0.05%
60-89 Days Past Due	44	0.01%	266	0.05%	1,703	0.32%
90+ Days Past Due	3,954	0.62%	2,870	0.53%	3,086	0.58%
	5,334	0.84%	3,389	0.63%	5,065	0.95%
Total Non-Accrual Loans	10,667	1.67%	7,291	1.35%	6,689	1.25%
	$639,569	100.00%	$539,102	100.00%	$533,481	100.00%
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2020		2019		2018
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$246,794	99.88%	$87,656	99.08%	$113,211	98.58%
30-59 Days Past Due	85	0.03%	215	0.24%	466	0.41%
60-89 Days Past Due	6	—%	174	0.20%	243	0.21%
90+ Days Past Due	2	—%	5	0.01%	885	0.77%
	93	0.03%	394	0.45%	1,594	1.39%
Total Accrual Loans	$246,887	99.91%	$88,050	99.53%	$114,805	99.97%
Non-Accrual Loans
Current	$203	0.08%	$374	0.42%	$16	0.01%
30-59 Days Past Due	—	—%	—	—%	8	0.01%
60-89 Days Past Due	—	—%	2	—%	—	—%
90+ Days Past Due	30	0.01%	40	0.05%	11	0.01%
	30	0.01%	42	0.05%	19	0.02%
Total Non-Accrual Loans	233	0.09%	416	0.47%	35	0.03%
	$247,120	100.00%	$88,466	100.00%	$114,840	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2020	2019	(in years)
Land	$18,307	$19,713	NA
Buildings and improvements	81,017	99,457	10–30
Furniture and equipment	25,204	23,718	3–10
Computer equipment and software	27,053	25,897	3
Leasehold improvements	21,708	22,740	5–10
Work in progress	2,733	9,523	NA
	$176,022	$201,048
Less: Accumulated depreciation and amortization	(66,032)	(72,224)
	$109,990	$128,824
In 2020, the Company sold its operations center in the Beacon Industrial Park area of Doral, Florida (the “Beacon Operations Center”) with a carrying value of approximately $13.7 million and realized a loss of $1.7 million. Following the sale of the Beacon Operations Center, the Company leased-back the the property for a two-year term. In 2019, the Company sold vacant land adjacent to its Beacon Operations Center (the “vacant land”) with a carrying value of approximately $0.5 million, and realized a gain of approximately $2.8 million.
Depreciation and amortization expense was approximately $9.4 million, $7.1 million and $8.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, 2019 and 2018 fully-depreciated equipment with an original cost of approximately $5.1 million, $6.9 million and $0.8 million, respectively, were written-off and charged against their respective accumulated depreciation. Depreciation expense in 2020 includes approximately $1.3 million of accelerated depreciation of leasehold improvements resulting from branch closures. Depreciation expense in 2019 includes a reduction of approximately $0.7 million as a result of the correction of an error in the accounting for land in the Company’s Beacon Operations Center and the vacant land.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion and $1.4 billion at December 31, 2020 and 2019, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $661 million and $733 million at December 31, 2020 and 2019, respectively. The average interest rate paid on time deposits was approximately 2.12% in 2020 and 2.72% in 2019. As of December 31, 2020 and 2019 brokered time deposits amounted to $494 million and $662 million, respectively. At December 31, 2020 and 2019 the maturity of time deposits were as follows:

(in thousands, except percentages)	2020		2019
Year of Maturity	Amount	%	Amount	%
2020	$—	—%	$1,568,699	64.8%
2021	1,359,022	66.6%	294,463	12.2%
2022	289,324	14.2%	233,227	9.6%
2023	301,907	14.8%	253,382	10.5%
2024	54,831	2.7%	53,297	2.2%
2025 and thereafter	36,478	1.7%	17,271	0.7%
Total	$2,041,562	100.0%	$2,420,339	100.0%

8.Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2020 and 2019, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2020	2019
			(in thousands)
2020	1.84% to 2.03%	Variable	$—	$150,000
2020	1.50% to 2.35%	Fixed	—	135,000
2021	1.75% to 3.08%	Fixed	—	210,000
2022	0.65% to 2.80%	Fixed	50,000	120,000
2023	0.87% to 3.23%	Fixed	70,000	90,000
2024 and after (1)	0.62% to 2.42%	Fixed	930,000	530,000
			$1,050,000	$1,235,000
__________________
(1)As of December 31, 2020 and 2019, includes $530 million (interest rate - from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

At December 31, 2020 and 2019, the Company held stock of the FHLB for approximately $52 million and $60 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2020 and 2019 the Company was in compliance with this requirement.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

There were no other borrowings at December 31, 2020 and 2019.
In early April 2020, the Company restructured $420.0 million of its fixed-rate FHLB advances maturing from 2021 to 2023 by extending their original maturities’s range from 2023 to 2029 at lower interest rates. The Company incurred a loss of $17.0 million as a result of this restructuring which was blended into the new interest rates of these advances affecting the yields through their remaining maturities. The modifications were not considered substantial in accordance with GAAP.
9. Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of December 31, 2020, these Senior Notes amounted to $58.6 million, net of direct unamortized issuance costs of $1.4 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp (“Amerant Florida”).

10. Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2020 and 2019, the Company owns all of the common capital securities issued by 5 and 6 statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company. The debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The junior subordinated debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.

The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the Trust Subsidiaries as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust I	$—	$—	$26,830	$28,068	1998	8.90%	2028
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$89,080	$92,246

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2020 and 2019, no payments of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
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
11. Derivative Instruments
From time to time, the Company enters into derivative financial instruments as part of its interest rate management activities and to facilitate customer transactions. Those instruments may or may not be designated and qualify as part of a hedging relationship. The customer derivatives we use for the Company’s account are generally matched against derivatives from third parties, but are not designated as hedging instruments.
At December 31, 2020 and 2019 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2020		December 31, 2019
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$1,658	$301	$—
Interest rate swaps not designated as hedging instruments:
Customers	39,715	—	11,236	527
Third party broker	—	39,715	527	11,236
	39,715	39,715	11,763	11,763
Interest rate caps not designated as hedging instruments:
Customers	—	58	—	46
Third party broker	6	—	33	—
	6	58	33	46
	$39,721	$41,431	$12,097	$11,809
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

At December 31, 2020 and 2019, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million that were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2020 and 2019 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In 2020, we recognized unrealized losses of $0.3 million in connection with these interest rate swap contracts (unrealized gains of $0.1 million in 2019), which were included as as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of December 31, 2020, the estimated net unrealized losses in accumulated other comprehensive expected to be reclassified into expense in the next twelve months amounted to $0.3 million.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $1.4 million and $1.2 million as a reduction of interest expense on FHLB advances in 2020 and 2019 as a result of this amortization.

Credit Risk-Related Contingent Features
Some agreements may require the posting of pledged securities when the valuation of the interest rate swap falls below a certain amount.
At December 31, 2020 and 2019 the derivative contracts subject to credit-risk related contingent features was as follows:

(in thousands)	December 31, 2020	December 31, 2019
Fair value of derivative contracts	$41,373	$11,763
Securities Pledged	52,857	15,102
Liquidity exposure	$(11,484)	$(3,339)

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At December 31, 2020 and 2019, the Company had 76 and 49 interest rate swap contracts with customers with a total notional amount of $475.6 million and $405.2 million, respectively. These instruments involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contracts without exchange of the underlying notional amount. In addition, at December 31, 2020 and 2019, the Company had interest rate swap mirror contracts with third party brokers and similar terms. These instruments have maturities ranging from 3 to 14 years in 2020 (4 to 10 years in 2019).
In 2019, we entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of December 31, 2020 and 2019, we had two and three swap participation agreements with an aggregate notional amount of approximately $32.0 million and $50.2 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of December 31, 2020 and 2019, the fair value of swap participation agreements was not significant.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Interest Rate Caps
At December 31, 2020 and 2019, the Company had 23 and 16 interest rate cap contracts with customers with a total notional amount of $486.5 million and $315.2 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at December 31, 2020 and 2019, the Company had 8 and 13 interest rate cap mirror contracts with various third party brokers with a total notional amount of $152.2 million and $234.1 million, respectively. These instruments have maturities ranging from less than 1 to 3 years in 2020 (less than 1 to 4 years in 2019).

12. Incentive Compensation and Benefit Plans
a) Stock-based Incentive Compensation Plan
On March 12, 2018, the Former Parent, our sole shareholder at that time, approved the Amerant Bancorp Inc. 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). The 2018 Equity Plan was renamed as of August 8, 2019 to reflect the change of the Company’s name to Amerant Bancorp Inc. on June 5, 2019. The Company has reserved up to 3,333,333 shares of Class A common stock for issuance pursuant to the grant of options, rights, appreciation rights, restricted stock, restricted stock units and other awards under the 2018 Equity Plan.
On December 21, 2018, in connection with the closing of the Company’s IPO, the Company’s directors were granted restricted stock units, or RSUs, and various Company officers and employees were granted restricted Class A common stock awards, or RSAs, under the 2018 Equity Plan.
Restricted Stock Awards
On March 25, 2020, the Company granted 6,591 shares of restricted Class A common stock to one employee.These shares of restricted stock will vest in three approximately equal amounts on each of March 25, 2021, 2022 and 2023. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $15.17.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

The following table shows the activity of restricted stock awards in 2020:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	495,131	$13.48
Granted	6,591	15.17
Vested	(204,618)	13.48
Forfeited	(86,681)	13.45
Non-vested shares, end of year	210,423	$13.55

In 2020, 2019 and 2018, the Company recorded $1.9 million, $5.9 million and $0.2 million of compensation expense, respectively, related to restricted stock awards. The total unearned deferred compensation expense of $0.9 million for all unvested restricted stock outstanding at December 31, 2020 will be recognized over a weighted average period of 1.0 years.
Restricted Stock Units Awards
On June 3, 2020, the Company granted 33,453 RSUs to its non-employee directors. Of the 33,453 RSUs, 22,302 RSUs are settled in shares of Class A common stock while the remaining 11,151 are settled in cash, both upon vesting. These RSUs will vest on June 3, 2021.
On June 4, 2019 the Company granted 3,439 RSUs to one of its non-employee directors. These 3,439 RSUs are settled in shares of Class A common stock and vested on June 4, 2020.
On December 21, 2018, the Company granted 86,535 RSUs to its non-employee directors. Of the 86,535 RSUs, 57,690 RSUs are settled in shares of Class A common stock while the remaining 28,845 RSUs are settled in cash, both upon vesting. These RSUs vest in three approximately equal amounts on each of December 21, 2019, 2020 and 2021.
In 2020 and 2019, the Company recorded $0.5 million and $0.8 million, respectively, of director’s compensation related to these RSUs. The total unearned directors compensation of $0.2 million for all unvested stock-settled RSUs at December 31, 2020 will be recognized over a weighted average period of 0.6 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The following table shows the activity of RSUs in 2020:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value
Nonvested, beginning of year	35,489	$13.91	19,230	$13.45	54,719	$13.75
Granted	22,302	13.45	11,151	13.45	33,453	13.45
Vested	(19,464)	14.28	(9,615)	13.45	(29,079)	13.45
Forfeited	—	—	—	—	—	—
Non-vested, end of year	38,327	$13.45	20,766	$13.45	$59,093	$13.72
b) Employee Benefit Plan
The Amerant Bank U.S.A. Retirement Plan (the “401(k) Plan”) is a 401(k) benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant. The Company contributed to the Plan approximately $3.6 million and $3.7 million in 2020 and 2019 respectively, in matching contributions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

The Company maintains the Amerant Bank, N.A. Executive Deferred Compensation Plan as a non-qualified plan for eligible highly compensated employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits deferrals of compensation above the amounts that can be contributed for retirement under the 401(k) Plan. Under the Deferred Compensation Plan, eligible employees may elect to defer a portion of their annual salary and cash incentive awards and allows them to receive matching contributions up to 5% of their annual salary if the maximum amount allowed in the 401k has been reached. All deferrals, employer contributions, earnings, and gains on each participant’s account in the Deferred Compensation Plan are vested immediately. The 2018 Spin-off caused an unexpected early distribution for U.S. federal income tax purposes from the Deferred Compensation Plan. The Company partially compensated plan participants, in the aggregate amount of $1.2 million, for the higher tax expense they incurred as a result of the distribution increasing the plan participants’ estimated effective federal income tax rates by recording a contribution to the plan on behalf of its participants.
c) Subsequent Events:
On February 11, 2021, the Company adopted a new form of performance based restricted stock unit agreement (“PSU Agreement”), and a new form of restricted stock unit agreement (the “RSU Agreement”) that will be used in connection with a Long-Term Incentive Plan (the “LTI Plan”), a sub-plan under the 2018 Equity Plan.
On February 16, 2021, in connection with the LTI Plan, the Company entered into five separate PSU Agreements with five executives which granted awards consisting of the opportunity to earn, in the aggregate, a maximum of 87,205 performance based restricted stock units, or PSUs. These PSUs generally vests at the end of a three-year performance period, but only results in the issuance of shares if the Company achieves a performance target. The fair value of the PSUs granted was $16.67 based on the results of a Monte Carlo simulation to estimate the fair value of the PSUs as of the grant date.
On February 16, 2021, in connection with the LTI Plan, the Company entered into five separate RSU Agreements with five executive which granted, in the aggregate, 58,136 RSUs that will vest in three equal installments on each of the first three anniversaries of the grant date. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65.
On February 16, 2021, in connection with a sign-on grant, the Company entered into a PSU Agreement with one executive which granted an award consisting of the opportunity to earn a maximum 62,377 performance based restricted stock units, or PSUs. These PSUs generally vests at the end of a three-year performance period, but only results in the insurance of shares if the Company achieves a performance target. The fair value of the PSUs granted was $11.15 based on the results of a Monte Carlo simulation to estimate the fair value of the PSUs as of the grant date.
On February 16, 2021, in connection with a sign-on grant, the Company entered into a RSU Agreement with one executive which granted 62,377 RSUs that will vest in three equal installments on each of the first three anniversaries of the grant date. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
13. Income Taxes
The components of the income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018 are as follows:

(in thousands)	2020	2019	2018
Current tax expense:
Federal	$7,401	$9,748	$7,298
State	2,163	2,279	1,964
Deferred tax (benefit) expense	(12,176)	670	2,471
	$(2,612)	$12,697	$11,733

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

The following table shows a reconciliation of the income tax (benefit) expense at the statutory federal income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2020:

	2020		2019		2018
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Tax (benefit) expense calculated at the statutory federal income tax rate	$(910)	21.00%	$13,447	21.00%	$12,089	21.00%
Increases (decreases) resulting from:
Non-taxable interest income	(634)	14.62%	(1,132)	(1.77)%	(1,507)	(2.62)%
Non-taxable BOLI income	(1,196)	27.59%	(1,199)	(1.87)%	(1,223)	(2.12)%
Stock-based compensation	(55)	1.27%	(454)	(0.71)%	—	—%
Non-deductible Spin-off costs	—	—%	—	—%	1,711	2.97%
Disallowed interest expense allocable to tax exempt securities and other expenses	396	(9.14)%	624	0.97%	627	1.09%
State and city income taxes, net of federal income tax benefit	1,709	(39.43)%	1,800	2.81%	(131)	(0.23)%
Rate differential on deferred items	(1,907)	44.00%	162	0.25%	179	0.31%
Other, net	(15)	0.36%	(551)	(0.85)%	(12)	(0.02)%
	$(2,612)	60.27%	$12,697	19.83%	$11,733	20.38%
The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2020	2019
Tax effect of temporary differences
Provision for loan losses	$25,548	$11,487
Deferred compensation expense	2,509	3,457
Interest income on nonaccrual loans	1,317	660
Dividend income	803	301
Stock-based compensation expense	583	769
Goodwill amortization	(4,603)	(4,293)
Depreciation and amortization	(5,166)	(3,881)
Net unrealized gains in other comprehensive income	(10,246)	(4,282)
Other	946	1,262
Net deferred tax assets	$11,691	$5,480

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
At December 31, 2020 and 2019, the Company had accumulated net operating losses (“NOLs”) in the State of Florida of approximately $163.2 million and $161.8 million, respectively. These NOLs are carried forward for a maximum of 20 years based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2020 and 2019 is approximately $7.1 million and $7.0 million, respectively. A full valuation allowance has been recorded against the state deferred tax asset related to these NOLs as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2020 and 2019, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.
14. Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2020			December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized gains on available for sale securities	$37,305	$(9,120)	$28,185	$9,563	$(2,338)	$7,225
Net unrealized gains on interest rate swaps designated as cash flow hedges	4,605	(1,126)	$3,479	7,953	(1,944)	6,009
Total AOCI	$41,910	$(10,246)	$31,664	$17,516	$(4,282)	$13,234

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The components of other comprehensive income (loss) for the three-year period ended December 31, 2020 is summarized as follows:

	December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized gains on available for sale securities:
Change in fair value arising during the period	$52,866	$(12,925)	$39,941
Reclassification adjustment for net gains included in net income	(25,124)	6,143	(18,981)
	27,742	(6,782)	20,960
Net unrealized losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(2,289)	559	(1,730)
Reclassification adjustment for net interest income included in net income	(1,059)	259	(800)
	(3,348)	818	(2,530)
Total other comprehensive income	$24,394	$(5,964)	$18,430

	December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized gains on available for sale securities:
Change in fair value arising during the period	$43,427	$(10,617)	$32,810
Cumulative effect of change in accounting principle	1,155	(283)	872
Reclassification adjustment for net gains included in net income	(1,874)	458	(1,416)
	42,708	(10,442)	32,266
Net unrealized gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	379	(92)	287
Reclassification adjustment for net interest income included in net income	(1,529)	374	(1,155)
	(1,150)	282	(868)
Total other comprehensive income	$41,558	$(10,160)	$31,398

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

	December 31, 2018
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized losses on available for sale securities:
Change in fair value arising during the period	$(20,730)	$5,465	$(15,265)
Reclassification adjustment for net losses included in net income	999	(244)	755
	(19,731)	5,221	(14,510)
Net unrealized gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	3,744	(1,081)	2,663
Reclassification adjustment for net interest income included in net income	(243)	59	(184)
	3,501	(1,022)	2,479
Total other comprehensive loss	$(16,230)	$4,199	$(12,031)

15. Related Party Transactions
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
In addition to loans to related parties and associated interest income, which are described below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2020	2019
Liabilities
Demand deposits, noninterest bearing	$3,891	$4,007
Demand deposits, interest bearing	4,704	3,457
Savings and money market	1,771	1,090
Time deposits and accounts payable	1,991	5,246
Total due to related parties	$12,357	$13,800

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income
Data processing and other services	$—	$955	$2,168
Rental income from operating lease	—	—	248
Service charges	—	—	95
	$—	$955	$2,511
Expenses
Interest expense	$36	$34	$126
Fees and other expenses	26	501	623
	62	535	749
	$(62)	$420	$1,762
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
In connection with the tender offer completed in December 2020, the Company paid an aggregate cash amount of approximately $1.1 million for the shares of Class B common stock tendered by and purchased from certain related parties.

Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2020 and 2019, these loans amounted to $4.7 million and $3.9 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.1 million and $0.2 million in 2020 and 2019, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

There were no sales of participations to affiliates in 2020 and 2019. In 2018, the Company sold approximately $10.0 million of participations in financial institution loans to non-U.S. affiliates. These participated loans were made to unaffiliated borrowers under terms consistent with the Company’s normal lending practices. The Company recorded no gain or loss on these loan participation transactions. There were no participations purchased from affiliates in 2020 and 2019.
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
Effective on August 2018, the Company entered into a Book-Entry Securities Custody Agreement with a wholly owned Venezuelan bank of the Former Parent. As a service to its smaller shareholders and to promote shareholder liquidity generally, the Company paid fees in consideration for assistance with the separation and distribution of the Company Shares, as well as for the custody, safekeeping and information agent services provided to smaller shareholders. These initial services were terminated on June 30, 2019. Under the terms of the agreement, the Company continues to receive custody, safekeeping and information agent services to smaller shareholders. The agreement, which had an initial term of 18 months, was renewed in February 2019 for an additional year, and provides for a monthly fee payable by the Company. The Company incurred a total of approximately $0.1 million and $0.4 million as a result of this agreement in 2020 and 2019, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Other assets and liabilities
In connection with litigation between the Bank, Amerant Trust and Kunde Management, LLC (”Kunde”), the parties entered into a confidential settlement agreement and the court entered an agreed order of dismissal with prejudice on July 6, 2020. The Company incurred approximately $1.1 million in legal fees through June 30, 2020 litigating this case. In connection with this litigation and settlement, certain related parties agreed to reimburse Amerant Trust, a maximum of $1.0 million of all legal fees and costs related to and arising from the litigation. The Company expects to be reimbursed up to $750,000 of these legal fees. The terms of the settlement agreement did not have a material impact on the Company's financial condition or operating results.
The Company had approximately $1.1 million and $3.2 million, respectively, due to its Trust Subsidiaries as of December 31, 2020 and 2019. This amount is included in other liabilities in the precedent table. The Company has repaid approximately $2.1 million through March 5, 2021.

Dividends paid
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to the Former Parent, or $0.94 per common share, in connection with the Spin-off.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
16. Stockholders’ Equity
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
c) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2020 and 2019 were 28,806,344 and 28,927,576, respectively.
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
December 31, 2020, 2019 and 2018

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
Stock-Based Compensation Awards
On December 21, 2018, in connection with the closing of the Company’s IPO, the Company’s directors were granted restricted stock units, or RSUs, and various Company officers and employees were granted restricted Class A common stock awards, or RSAs, under the 2018 Equity Plan. Under this plan, the Company issued an aggregate of 736,839 shares of restricted stock during 2018. Refer to Note 11 to our consolidated financial statements for additional information about common stock transactions under the 2018 Equity Plan.
d) Class B Common Stock and Treasury Stock
The Company had 9,036,352 and 17,751,053 shares of Class B common stock issued as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, there were 9,036,352 shares and 14,218,596 shares, respectively, of Class B common stock outstanding. As of December 31, 2020, the Company had no shares of Class B common stock held as treasury stock. As of December 31, 2019, the Company had 3,532,457 shares of Class B common stock held as treasury stock under the cost method.
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
On February 14 and February 21, 2020, the Company repurchased an aggregate of 932,459 shares of nonvoting Class B common stock in two privately negotiated transactions (collectively, the “2020 Repurchase”) for $16.00 per share of Class B common stock. The aggregate purchase price for these transactions was approximately $15.2 million, including $0.3 million in broker fees and other expenses.The Company funded the 2020 Repurchase with available cash.
In March 2020, the Company’s Board of Directors authorized the cancellation of all 4,464,916 shares of Class B Common Stock previously held as treasury stock, including shares repurchased during 2018, 2019 and 2020, effective March 31, 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

On December 23, 2020, the Company completed a modified “Dutch auction” tender offer to purchase, for cash, up to $50.0 million of shares of its Class B common stock. The tender offer was oversubscribed and, as result, we accepted to purchase 4,249,785 shares of Class B common stock in the tender offer, which includes an additional 2% of outstanding shares of Class B common stock as permitted under the tender offer rules. The 4,249,785 shares of Class B common stock were purchased at a price of $12.55 per share. The total purchase price for this transaction was $54.1 million, including $0.8 million in related fees and expenses. Following the completion of the tender offer, the Company’s Board of Directors authorized the cancellation of all 4,249,785 shares of Class B common stock purchased in the tender offer.

Subsequent event. On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”) . Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice.
e) Dividends
On March 13, 2018, the Company paid a special, one-time, cash dividend of $40.0 million to the Former Parent, or $0.94 per common share.

17. Commitments and Contingencies
The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company occupies various premises under noncancelable lease agreements expiring through the year 2046. Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $7.5 million, $5.5 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Rent expenses includes taxes and other expenses outside of rent. In 2020, rent expense included an additional expense of $1.1 million for the remaining lease obligation in connection with the closure of two of our branches. In 2019, rent expense included a reduction $0.5 million related to the amortization of $1.0 million received in compensation for business interruption at one of our branches.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Future minimum annual lease payments under such leases are as follows:

Years	Approximate Amount
(in thousands)
2021	$8,193
2022	7,587
2023	5,210
2024	5,233
2025	4,783
Thereafter	31,983
$62,989
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2020 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
The Company phased out its legacy credit card products to further strengthen its credit quality in 2020. In April 2019, the Company stopped the charging privileges to its smallest and riskiest cardholders and required repayment of their balances by November 2019. Other cardholders’ charging privileges ended in October 2019 and they were required to repay all balances by January 2020. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of December 31, 2020. As a result of these actions, the Company no longer carries off-balance sheet credit risk associated with its former credit card programs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2020 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$763,880
Standby letters of credit	9,326
Commercial letters of credit	1,831
$775,037

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
18. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$661,335	$—	$661,335
Corporate debt securities	—	301,714	—	301,714
U.S. government agency debt securities	—	204,578	—	204,578
U.S. treasury securities	—	2,512	—	2,512
Municipal bonds	—	54,944	—	54,944
	—	1,225,083	—	1,225,083
Equity securities with readily determinable fair values not held for trading	—	24,342	—	24,342
Bank owned life insurance	—	217,547	—	217,547
Derivative instruments	—	39,721	—	39,721
	$—	$1,506,693	$—	$1,506,693
Liabilities
Derivative instruments	$—	$41,431	$—	$41,431

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
The valuation techniques and the inputs used in our consolidated financial statements to measure the fair value of our recurring Level 2 financial instruments consider, among other factors, the following:
•Similar securities actively traded which are selected from recent market transactions;
•Observable market data which includes spreads in relationship to LIBOR, swap curve, and prepayment speed rates, as applicable.
•The captured spread and prepayment speed is used to obtain the fair value for each related security.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

	December 31, 2020
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans measured for impairments using the fair value of the collateral	$50,199	$—	$—	$50,199	$19,843

	December 31, 2019
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans measured for impairments using the fair value of the collateral	$17,830	$—	$—	$17,830	$52

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Collateral Dependent Loans Measured For Impairment

The Company measures the impairment of collateral dependent loans based on the fair value of the collateral in accordance with the provisions of ASC-310-35 “Impairment of Loans and Receivables”. The Company primarily uses third party appraisals to assist in measuring impairment on collateral dependent impaired loans. The Company also uses third party appraisal reviewers for loans with an outstanding balance of $1 million and above. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

19. Fair Value of Financial Instruments
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•Because of their nature and short-term maturities, the carrying values of the following financial instruments were used as a reasonable estimate of their fair value: cash and cash equivalents, interest earning deposits with banks, variable-rate loans with re-pricing terms shorter than twelve months, demand and savings deposits, short-term time deposits and other borrowings.
•The fair value of loans held for sale, debt and equity securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 17.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

•The fair value of commitments and letters of credit is based on the assumption that the Company will be required to perform on all such instruments. The commitment amount approximates estimated fair value.
•The fair value of fixed-rate loans, advances from the FHLB, senior notes and junior subordinated debentures are estimated using a present value technique by discounting the future expected contractual cash flows using the current rates at which similar instruments would be issued with comparable credit ratings and terms at the measurement date.
•The fair value of long-term time deposits, including certificates of deposit, is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date.
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,884,550	$2,801,279	$2,819,477	$2,721,291
Financial liabilities
Time deposits	1,547,396	1,569,897	1,745,735	1,759,347
Advances from the FHLB	1,050,000	1,078,786	1,235,000	1,244,515
Senior notes	58,577	61,528	—	—
Junior subordinated debentures	64,178	55,912	92,246	86,738

20. Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. The following is a summary of restrictions related to dividend payments and capital adequacy.
Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and Office of the Comptroller of the Currency (“OCC”) regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2020 and 2019, the Bank could have paid dividends of $17.6 million and $15.3 million, respectively, without prior OCC approval.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2020, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2020 and 2019 was 6.0% and 6.8%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
Common equity tier 1 (CET1) capital ratio	794,257	12.65%	282,495	4.50%	408,049	6.50%

December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
CET1 capital ratio	787,908	12.32%	287,796	4.50%	415,706	6.50%
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
CET1 capital ratio	736,930	11.73%	282,635	4.50%	408,251	6.50%

December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
CET1 capital ratio	806,050	12.60%	287,865	4.50%	415,805	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

The Company redeemed trust preferred securities and related junior subordinated debentures which reduced the Company’s regulatory capital by $24.7 million and $23.5 million in 2020 and 2019, respectively. The Company’s regulatory capital ratios continued to exceed regulatory minimums to be well capitalized, upon these redemptions.

21. Earnings (Loss) Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2020	2019	2018
Numerator:
Net (loss) income available to common stockholders	$(1,722)	$51,334	$45,833
Denominator:
Basic weighted averages shares outstanding	41,737	42,543	42,487
Dilutive effect of shared-based compensation awards	—	396	—
Diluted weighted average shares outstanding	41,737	42,939	42,487

Basic (loss) earnings per common share	$(0.04)	$1.21	$1.08
Diluted (loss) earnings per common share	$(0.04)	$1.20	$1.08

As of December 31, 2020, 2019 and 2018, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units mainly related to the Company’s IPO in 2018, totaling 248,750, 530,620 and 794,529, respectively.
As of December 31, 2020, potential dilutive instruments were excluded from the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in 2020.
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
See Note 12 to these audited annual consolidated financial statements for more information on restricted stock and restricted stock units transactions in 2020, 2019 and 2018.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
22. Condensed Unconsolidated Holding Companies’ Financial Statements
The separate condensed unconsolidated financial statements of each of the Company and its wholly-owned subsidiary Amerant Florida have been prepared using the same basis of accounting that the Company used to prepare its consolidated financial statements described in Note 1, except for its investment in subsidiaries which is accounted for using the equity method. Under the equity method, investments in subsidiaries are initially recorded at cost, and they are periodically adjusted due to changes in the interest of the parent company over the net assets of the subsidiaries. The Company records in the results for the period, its participation in the profit or loss of the subsidiaries, and in AOCI its participation in the “Other comprehensive income account” of the subsidiary. In applying the equity method the Company uses the subsidiaries consolidated financial statements at the end of the period prepared under GAAP.
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2020	2019
Assets
Cash and due from banks	$43,029	$57,806
Investments in subsidiaries	798,339	776,372
Other assets	1,617	1,800
	$842,985	$835,978
Liabilities and Stockholders' Equity
Senior notes	$58,577	$—
Other liabilities	987	1,277
Stockholders' equity	783,421	834,701
	$842,985	$835,978

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Condensed Statements of (Loss) Income:

	Years ended December 31
(in thousands)	2020	2019	2018
Income:
Interest	$265	$40	$9
Equity in earnings of subsidiary	2,520	56,755	53,939
Total income	2,785	56,795	53,948
Expenses:
Interest expense	1,968	—	—
Other expenses (1)	3,688	7,434	8,018
Total expense	5,656	7,434	8,018
(Loss) income before income tax benefit (expense)	(2,871)	49,361	45,930
Income tax benefit (expense)	1,148	1,973	(97)
Net (loss) income	$(1,723)	$51,334	$45,833
__________________
(1)Other expenses mainly consist of professional and other service fees.

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(1,723)	$51,334	$45,833
Adjustments to reconcile net (loss) income to net cash used in operating activities - Equity in earnings of subsidiaries	(2,520)	(56,755)	(53,939)
Stock-based compensation expense	375	422	—
Net change in other assets and liabilities	57	(1,339)	438
Net cash used in operating activities	(3,811)	(6,338)	(7,668)

Cash flows from investing activities
Cash received upon Voting Trust termination	—	—	639
Dividends from subsidiary	—	61,500	47,500
Net cash provided by investment activities	—	61,500	48,139

Cash flows from financing activities
Dividends paid	—	—	(40,000)
Common stock issued - Class A	—	29,218	17,908
Repurchase of common stock - Class B	(69,378)	(28,465)	(17,908)
Proceeds from issuance of Senior Notes, net of issuance costs	58,412	—	—
Net cash (used in) provided by financing activities	(10,966)	753	(40,000)

Net (decrease) increase in cash and cash equivalents	(14,777)	55,915	471

Cash and cash equivalents
Beginning of year	57,806	1,891	1,420
End of year	$43,029	$57,806	$1,891

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Condensed financial statements of Amerant Florida are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2020	2019
Assets
Cash and due from banks	$16,559	$48,868
Investments in subsidiaries	840,866	815,204
U.S. treasury securities	2,512	998
Other assets	5,592	7,281
	$865,529	$872,351
Liabilities and Stockholder’s Equity
Junior subordinated debentures held by trust subsidiaries	$64,178	$92,246
Other liabilities	3,012	3,732
Stockholder’s equity	798,339	776,373
	$865,529	$872,351

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2020	2019	2018
Income:
Interest	$102	$152	$182
Equity in earnings of subsidiary	4,810	62,979	60,609
Other income	—	6	—
Total income	4,912	63,137	60,791
Expenses:
Interest expense	2,533	7,184	8,086
Provision for loan losses	—	—	—
Other expenses	444	726	414
Total expenses	2,977	7,910	8,500
Income before income tax benefit	1,935	55,227	52,291
Income tax benefit	585	1,528	1,661
Net income	$2,520	$56,755	$53,952
Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$2,520	$56,755	$53,952
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(1,433)	(60,555)	(60,609)
Net change in other assets and liabilities	(3,823)	3,108	490
Net cash used in operating activities	(2,736)	(692)	(6,167)

Cash flows from investing activities
Dividends received from subsidiary	—	105,000	47,500
Dividends paid	—	—	(47,500)
Purchases of available for sale securities	(3,505)	(998)	—
Maturities of available for sale securities	2,000	—	—
Net cash (used in) provided by investing activities	(1,505)	104,002	—

Cash flows from financing activities
Redemption of junior subordinated debentures	(28,068)	(25,864)	—
Dividends paid	—	(61,500)	—
Net cash used in financing activities	(28,068)	(87,364)	—

Net (decrease) increase in cash and cash equivalents	(32,309)	15,946	(6,167)

Cash and cash equivalents
Beginning of year	48,868	32,922	39,089
End of year	$16,559	$48,868	$32,922