Form 10-Q
period 2021-03-31
Amerant Bancorp Inc.
filed 2021-05-07
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report: N/A)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Class A Common Stock	AMTB	NASDAQ
Class B Common Stock	AMTBB	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2021
Class A Common Stock, $0.10 par value per share	29,001,646 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	8,748,667 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2021

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$37,744	$30,179
Interest earning deposits with banks	195,755	184,207
Cash and cash equivalents	233,499	214,386
Securities
Debt securities available for sale	1,190,201	1,225,083
Debt securities held to maturity	104,657	58,127
Equity securities with readily determinable fair value not held for trading	23,965	24,342
Federal Reserve Bank and Federal Home Loan Bank stock	56,469	65,015
Securities	1,375,292	1,372,567
Loans held for sale	1,044	—
Loans held for investment, gross	5,753,794	5,842,337
Less: Allowance for loan losses	110,940	110,902
Loans held for investment, net	5,642,854	5,731,435
Bank owned life insurance	218,903	217,547
Premises and equipment, net	109,071	109,990
Deferred tax assets, net	15,607	11,691
Goodwill	19,506	19,506
Accrued interest receivable and other assets	135,322	93,771
Total assets	$7,751,098	$7,770,893
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$977,595	$872,151
Interest bearing	1,324,127	1,230,054
Savings and money market	1,494,227	1,587,876
Time	1,882,130	2,041,562
Total deposits	5,678,079	5,731,643
Advances from the Federal Home Loan Bank	1,050,000	1,050,000
Senior notes	58,656	58,577
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Accounts payable, accrued liabilities and other liabilities	115,171	83,074
Total liabilities	6,966,084	6,987,472
Contigencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 29,001,646 shares issued and outstanding (2020 - 28,806,344 shares issued and outstanding)	2,904	2,882
Class B common stock, $0.10 par value, 100 million shares authorized; 8,920,315 shares issued and outstanding (2020: 9,036,352 shares issued and outstanding)	892	904
Additional paid in capital	304,448	305,569
Retained earnings	456,861	442,402
Accumulated other comprehensive income	19,909	31,664
Total stockholders' equity	785,014	783,421
Total liabilities and stockholders' equity	$7,751,098	$7,770,893
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest income
Loans	$52,771	$59,788
Investment securities	7,507	11,065
Interest earning deposits with banks	51	462
Total interest income	60,329	71,315

Interest expense
Interest bearing demand deposits	113	135
Savings and money market deposits	980	3,266
Time deposits	7,360	13,484
Advances from the Federal Home Loan Bank	2,758	4,412
Senior notes	942	—
Junior subordinated debentures	607	789
Total interest expense	12,760	22,086
Net interest income	47,569	49,229
Provision for loan losses	—	22,000
Net interest income after provision for loan losses	47,569	27,229

Noninterest income
Deposits and service fees	4,106	4,290
Brokerage, advisory and fiduciary activities	4,603	4,133
Change in cash surrender value of bank owned life insurance	1,356	1,414
Securities gains, net	2,582	9,620
Cards and trade finance servicing fees	339	395
Loss on early extinguishment of advances from the Federal Home Loan Bank, net	—	(7)
Other noninterest income	1,177	2,065
Total noninterest income	14,163	21,910

Noninterest expense
Salaries and employee benefits	26,427	29,326
Occupancy and equipment	4,488	3,803
Telecommunication and data processing	3,727	3,464
Professional and other services fees	3,784	2,954
Depreciation and amortization	1,786	1,959
FDIC assessments and insurance	1,755	1,118
Other operating expenses	1,658	2,243
Total noninterest expenses	43,625	44,867
Income before income tax expense	18,107	4,272
Income tax expense	(3,648)	(890)
Net income	$14,459	$3,382

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020

Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(9,466)	$26,702
Net unrealized holding gains (losses) on cash flow hedges arising during the period	36	(1,514)
Reclassification adjustment for items included in net income	(2,325)	(7,305)
Other comprehensive (loss) income	(11,755)	17,883
Comprehensive income	$2,704	$21,265

Earnings Per Share (Note 18):
Basic earnings per common share	$0.38	$0.08
Diluted earnings per common share	$0.38	$0.08

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2021 and 2020

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B

Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421
Repurchase of Class B common stock	—	(116,037)	—	—	—	(1,855)	—	—	(1,855)
Treasury stock retired	—	—	—	(12)	(1,843)	1,855	—	—	—
Restricted stock issued	196,015	—	22	—	(22)	—	—	—	—
Restricted stock surrendered	(713)	—	—	—	(13)	—	—	—	(13)
Stock-based compensation expense	—	—	—	—	757	—	—	—	757
Net income	—	—	—	—	—	—	14,459	—	14,459
Other comprehensive loss	—	—	—	—	—	—	—	(11,755)	(11,755)
Balance at March 31, 2021	29,001,646	8,920,315	$2,904	$892	$304,448	$—	$456,861	$19,909	$785,014

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701
Repurchase of Class B common stock	—	(932,459)	—	—	—	(15,239)	—	—	(15,239)
Treasury stock retired	—	—	—	(446)	(61,166)	61,612	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—
Restricted stock surrendered	(129)	—	—	—	(2)	—	—	—	(2)
Restricted stock forfeited	(54,462)	—	(6)	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	392	—	—	—	392
Net income	—	—	—	—	—	—	3,382	—	3,382
Other comprehensive income	—	—	—	—	—	—	—	17,883	17,883
Balance at March 31, 2020	28,879,576	13,286,137	$2,888	$1,329	$358,277	$—	$447,506	$31,117	$841,117

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$14,459	$3,382
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	—	22,000
Net premium amortization on securities	3,591	3,775
Depreciation and amortization	1,786	1,959
Stock-based compensation expense	757	392
Change in cash surrender value of bank owned life insurance	(1,356)	(1,414)
Securities gains, net	(2,582)	(9,620)
Deferred taxes and others	(99)	(5,255)
Loss on early extinguishment of advances from the FHLB, net	—	7
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,229)	(1,539)
Accounts payable, accrued liabilities and other liabilities	(6,305)	(10,509)
Net cash provided by operating activities	7,022	3,178

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(96,197)	(197,522)
Held to maturity securities	(50,274)	—
Federal Home Loan Bank stock	—	(8,538)
	(146,471)	(206,060)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	115,125	196,698
Held to maturity	3,578	3,382
Federal Home Loan Bank stock	8,547	7,349
	127,250	207,429
Net decrease in loans	86,376	61,641
Proceeds from loan sales	1,173	13,109
Net purchases of premises and equipment and others	(805)	(1,321)
Net cash provided by investing activities	67,523	74,798

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	105,868	(36,038)
Net (decrease) increase in time deposits	(159,432)	121,107
Proceeds from Advances from the Federal Home Loan Bank	—	280,000
Repayments of Advances from the Federal Home Loan Bank	—	(250,007)
Redemption of junior subordinated debentures	—	(28,068)
Repurchase of common stock - Class B	(1,855)	(15,239)
Common stock retired to cover tax withholding	(13)	(2)
Net cash (used in) provided by financing activities	(55,432)	71,753
Net increase in cash and cash equivalents	19,113	149,729

Cash and cash equivalents
Beginning of period	214,386	121,324
End of period	$233,499	$271,053

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid:
Interest	$11,736	$21,890
Income taxes	324	295
Initial recognition of operating lease right-of-use assets	55,670	—
Initial recognition of operating lease liabilities	56,024	—
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
Stock Repurchase Program
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”). For more information about the 2021 Stock Repurchase Program, see Note 15 to our unaudited interim financial statements in this Form 10-Q.
COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy resulting in a 150-basis-point reduction in the federal funds rate, and the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, and allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act.
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. As of March 30, 2021, total PPP loans were $164.8 million, or 2.9% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. The Company estimates as of March 31, 2021, there were $173.2 million of deposits related to the PPP compared to $95.4 million as of December 31, 2020. On May 4, 2021, the Company entered into an agreement to sell to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and expects to realize a pre-tax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loan Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued in the second, third and fourth quarters of 2020, and first quarter of 2021. In the first quarter of 2021, the Company also began to selectively offer additional temporary loan modifications that allow it to extend the deferral and/or forbearance period beyond 180 days. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered troubled debt restructurings, or TDRs. Loans which have been modified under these programs totaled $1.1 billion as of March 31, 2021. As of March 31, 2021, modified loans totaling $62.1 million, or 1.1% of total ($43.4 million, or 0.7%, at December 31, 2020), were still under the deferral and/or forbearance period.
b) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 and the accompanying footnote disclosures for the Company, which are included in the Form 10-K.
For a complete summary of our significant accounting policies, please see Note 1 to the Company’s audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”), on March 19, 2021 (the “Form 10-K”) .

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
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate or may be reinstated in the future. While some of these measures and restrictions have been lifted and most businesses have begun to reopen, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Leases
In December 2018, the Financial Accounting Standards Board (“FASB”) issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases . The amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs and (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a right-of-use asset (“ROUA”) and a lease liability for most leases within the scope of the guidance. The Company adopted this standard on January 1, 2021 using the modified retrospective transition approach. Adoption of this standard resulted in a ROUA and a lease liability of $54.5 million and $55.0 million, respectively, which are presented in other assets and other liabilities, respectively, in the Company’s consolidated balance sheet at March 31, 2021.
The Company determines if an arrangement is or contains a lease at the inception of the contract. Operating lease ROUAs and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. At lease inception, when the rate implicit in each lease is not readily available, the Company is required to apply an incremental borrowing rate to calculate the ROUA and lease liability. The incremental borrowing rate is based on factors including the lease term and various market rates. Additionally, the Company also considers lease renewal options reasonably certain of exercise for purposes of determining the lease term.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The new leasing standard provides several optional expedients in transition. The Company elected certain practical expedients, which allows the Company to not reassess prior conclusions on lease classification, embedded leases and initial indirect costs. The Company elected to exclude short-term leases up to 12 months from the recognition of right-of-use assets and lease liabilities. Additionally, the Company elected to separate lease and non-lease cost and account for them separately.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued targeted amendments to the guidance for recognition, presentation and disclosure of hedging activities. These targeted amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also simplify the application of hedge accounting guidance. In June 2020, the FASB amended the effective date of the new guidance on hedging. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of this guidance in the first quarter of 2021 did not have an effect on the Company’s consolidated financial statements.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

2. Interest Earning Deposits with Banks
At March 31, 2021 and December 31, 2020, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $196 million and $184 million, respectively. At March 31, 2021 and December 31, 2020, the average interest rate on these deposits was approximately 0.10% and 0.31%, respectively. These deposits mature within one year.

3.Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$598,250	$15,090	$(2,637)	$610,703
Corporate debt securities	338,473	8,903	(1,802)	345,574
U.S. government agency debt securities	214,901	3,810	(2,636)	216,075
U.S. treasury securities	2,504	6	—	2,510
Municipal bonds	14,243	1,096	—	15,339
Total debt securities available for sale (1)	$1,168,371	$28,905	$(7,075)	$1,190,201
__________________
(1)As of March 31, 2021, includes residential and commercial mortgage-backed securities with amortized cost of $624.0 million and $134.5 million, respectively, and fair value of $637.5 million and $135.8 million, respectively.

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
The Company had investments in foreign corporate debt securities available for sale of $16.4 million and $17.1 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had no foreign sovereign or foreign government agency debt securities available for sale.
In the three months ended March 31, 2021 and 2020, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Proceeds from sales, redemptions and calls of debt securities available for sale	$43,854	$139,072

Gross realized gains	$2,947	$9,266
Gross realized losses	—	(23)
Realized gains, net on sales of debt investment securities	$2,947	$9,243
The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$86,734	$(2,413)	$8,364	$(224)	$95,098	$(2,637)
Corporate debt securities	63,290	(1,049)	8,201	(753)	71,491	(1,802)
U.S. government agency debt securities	36,577	(792)	80,582	(1,844)	117,159	(2,636)
	$186,601	$(4,254)	$97,147	$(2,821)	$283,748	$(7,075)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$71,825	$(661)	$14,472	$(346)	$86,297	$(1,007)
Corporate debt securities	31,777	(1,106)	—	—	31,777	(1,106)
U.S. government agency debt securities	9,254	(62)	80,964	(1,953)	90,218	(2,015)
	$112,856	$(1,829)	$95,436	$(2,299)	$208,292	$(4,128)
At March 31, 2021 and December 31, 2020, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
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
As of March 31, 2021, the fair value of debt securities held to maturity totaled $104.1 million ($104.7 million - amortized cost), including residential and commercial mortgage-backed securities totaling $73.6 million ($75.4 million - amortized cost) and $30.5 million ($29.3 million - amortized cost), respectively. At March 31, 2021, unrealized gains and losses related to these securities totaled $1.9 million and $2.5 million, respectively.
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
At March 31, 2021 and December 31, 2020, all debt securities held to maturity were issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies.
Contractual maturities of debt securities at March 31, 2021 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$16,480	$16,566	$—	$—
After 1 year through 5 years	154,293	158,338	14,916	14,773
After 5 years through 10 years	291,573	299,132	11,353	11,788
After 10 years	706,025	716,165	78,388	77,530
	$1,168,371	$1,190,201	$104,657	$104,091

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $24.0 million and $24.3 million as of March 31, 2021 and December 31, 2020, respectively. These equity securities have no stated maturities. The Company recognized unrealized losses of $0.4 million and unrealized gains of $0.4 million during the three months ended March 31, 2021 and 2020, respectively, related to the change in fair value of these mutual funds.

4.Loans
The loan portfolio consists of the following loan classes:

(in thousands)	March 31, 2021	December 31, 2020
Real estate loans
Commercial real estate
Non-owner occupied	$1,713,967	$1,749,839
Multi-family residential	722,783	737,696
Land development and construction loans	351,502	349,800
	2,788,252	2,837,335
Single-family residential	625,298	639,569
Owner occupied	940,126	947,127
	4,353,676	4,424,031
Commercial loans	1,104,594	1,154,550
Loans to financial institutions and acceptances	16,658	16,636
Consumer loans and overdrafts	278,866	247,120
	$5,753,794	$5,842,337
At March 31, 2021 and December 31, 2020, loans with an outstanding principal balance of $1.4 billion, were pledged as collateral to secure advances from the FHLB.
The amounts above include loans under syndication facilities of approximately $443 million and $455 million at March 31, 2021 and December 31, 2020, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals), and other agreements.
International loans included above were $133.1 million and $152.9 million at March 31, 2021 and December 31, 2020, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The age analysis of the loan portfolio by class, including nonaccrual loans, as of March 31, 2021 and December 31, 2020 are summarized in the following tables:

	March 31, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,713,967	$1,706,681	$5,570	$973	$743	$7,286	$8,515	$743
Multi-family residential	722,783	713,361	9,422	—	—	9,422	11,369	—
Land development and construction loans	351,502	351,502	—	—	—	—	—	—
	2,788,252	2,771,544	14,992	973	743	16,708	19,884	743
Single-family residential	625,298	612,490	8,793	611	3,404	12,808	10,814	—
Owner occupied	940,126	930,918	435	5,068	3,705	9,208	12,527	—
	4,353,676	4,314,952	24,220	6,652	7,852	38,724	43,225	743
Commercial loans	1,104,594	1,062,400	512	2,896	38,786	42,194	45,282	—
Loans to financial institutions and acceptances	16,658	16,658	—	—	—	—	—	—
Consumer loans and overdrafts	278,866	278,603	216	20	27	263	270	3
	$5,753,794	$5,672,613	$24,948	$9,568	$46,665	$81,181	$88,777	$746

	December 31, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,749,839	$1,741,862	$1,487	$—	$6,490	$7,977	$8,219	$—
Multi-family residential	737,696	737,696	—	—	—	—	11,340	—
Land development and construction loans	349,800	349,800	—	—	—	—	—	—
	2,837,335	2,829,358	1,487	—	6,490	7,977	19,559	—
Single-family residential	639,569	631,801	3,143	671	3,954	7,768	10,667	—
Owner occupied	947,127	941,566	439	—	5,122	5,561	12,815	220
	4,424,031	4,402,725	5,069	671	15,566	21,306	43,041	220
Commercial loans	1,154,550	1,113,469	3,675	1,715	35,691	41,081	44,205	—
Loans to financial institutions and acceptances	16,636	16,636	—	—	—	—	—	—
Consumer loans and overdrafts	247,120	246,997	85	6	32	123	233	1
	$5,842,337	$5,779,827	$8,829	$2,392	$51,289	$62,510	$87,479	$221

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three months ended March 31, 2021 and 2020, and its allocation by impairment methodology and the related investment in loans, net as of March 31, 2021 and 2020 are summarized in the following tables:

	Three Months Ended March 31, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$50,227	$48,130	$1	$12,544	$110,902
(Reversal of) provision for loan losses	(1,936)	702	—	1,234	—
Loans charged-off
Domestic	—	(235)	—	(431)	(666)
International	—	—	—	—	—
Recoveries	—	605	—	99	704
Balances at end of the period	$48,291	$49,202	$1	$13,446	$110,940

Allowance for loan losses by impairment methodology:
Individually evaluated	$2,918	$26,665	$—	$1,077	$30,660
Collectively evaluated	45,373	22,537	1	12,369	80,280
	$48,291	$49,202	$1	$13,446	$110,940
Investment in loans, net of unearned income:
Individually evaluated	$19,892	$60,891	$—	$8,261	$89,044
Collectively evaluated	2,742,923	2,154,463	18,073	749,291	5,664,750
	$2,762,815	$2,215,354	$18,073	$757,552	$5,753,794

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$25,040	$22,482	$42	$4,659	$52,223
Provision for loan losses	11,390	7,530	—	3,080	22,000
Loans charged-off
Domestic	—	(1,101)	—	(222)	(1,323)
International	—	(34)	—	(251)	(285)
Recoveries	—	185	—	148	333
Balances at end of the period	$36,430	$29,062	$42	$7,414	$72,948

Allowance for loan losses by impairment methodology:
Individually evaluated	$1,157	$4,038	$—	$1,525	$6,720
Collectively evaluated	35,273	25,024	42	5,889	66,228
	$36,430	$29,062	$42	$7,414	$72,948
Investment in loans, net of unearned income:
Individually evaluated	$1,936	$24,232	$—	$7,521	$33,689
Collectively evaluated	2,931,900	2,104,220	16,576	581,942	5,634,638
	$2,933,836	$2,128,452	$16,576	$589,463	$5,668,327

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2021	$—	$—	$—	$1,173	$1,173
2020	$—	$11,901	$—	$1,208	$13,109

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of impaired loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$8,523	$—	$8,523	$8,364	$8,513	$2,918
Multi-family residential	—	11,369	11,369	6,048	11,291	—
Land development and construction loans	—	—	—	—	—	—
	8,523	11,369	19,892	14,412	19,804	2,918
Single-family residential	5,421	5,648	11,069	10,392	11,132	907
Owner occupied	632	11,895	12,527	12,939	12,371	212
	14,576	28,912	43,488	37,743	43,307	4,037
Commercial loans	34,341	10,946	45,287	47,357	67,251	26,453
Consumer loans and overdrafts	269	—	269	169	267	170
	$49,186	$39,858	$89,044	$85,269	$110,825	$30,660
_______________
(1)Average using trailing four quarter balances.

	December 31, 2020
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$8,219	$—	$8,219	$6,718	$8,227	$3,175
Multi-family residential	—	11,341	11,341	3,206	11,306	—
Land development and construction loans	—	—	—	—	—	—
	8,219	11,341	19,560	9,924	19,533	3,175
Single-family residential	5,675	5,250	10,925	9,457	10,990	1,232
Owner occupied	636	12,178	12,814	13,295	12,658	214
	14,530	28,769	43,299	32,676	43,181	4,621
Commercial loans	33,110	11,100	44,210	38,534	66,010	25,180
Consumer loans and overdrafts	232	—	232	221	229	147
	$47,872	$39,869	$87,741	$71,431	$109,420	$29,948
_______________
(1)Average using trailing four quarter balances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,660	1	$1,729
Single-family residential	3	722	2	267
Owner occupied	4	6,641	4	6,784
	8	9,023	7	8,780
Commercial loans	10	3,419	11	3,851
Total (1)	18	$12,442	18	$12,631
______________
(1)Balances as of March 31, 2021 and December 31, 2020 include a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.8 million and $8.4 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of March 31, 2021 and December 31, 2020, this relationship included two and four residential loans totaling $1.5 million, which were not modified. During the second quarter of 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $0.8 million at March 31, 2021 ($1.0 million at December 31, 2020) are adequate to cover probable losses given current facts and circumstances.

During the three months ended March 31, 2021, new TDRs consisted of one single-family residential loan with a recorded investment of $0.5 million as of March 31, 2021. There were no new TDRs during the three months ended March 31, 2020. During the three months ended March 31, 2021, TDR loans that subsequently defaulted within the 12 months of restructuring totaled $2.7 million, including four commercial loans totaling $1.9 million and one owner occupied loan of $0.8 million. During the three months ended March 31, 2021 and 2020, the Company had no charge-offs against the allowance for loan losses as a result of TDR loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loans by Credit Quality Indicators
Loans by credit quality indicators as of March 31, 2021 and December 31, 2020 are summarized in the following tables:

	March 31, 2021
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,659,501	$45,206	$5,684	$3,576	$—	$1,713,967
Multi-family residential	711,414	—	11,369	—	—	722,783
Land development and construction loans	351,502	—	—	—	—	351,502
	2,722,417	45,206	17,053	3,576	—	2,788,252
Single-family residential	614,484	—	10,814	—	—	625,298
Owner occupied	906,454	21,045	12,627	—	—	940,126
	4,243,355	66,251	40,494	3,576	—	4,353,676
Commercial loans	1,014,319	43,313	21,045	25,917	—	1,104,594
Loans to financial institutions and acceptances	16,658	—	—	—	—	16,658
Consumer loans and overdrafts	278,568	—	298	—	—	278,866
	$5,552,900	$109,564	$61,837	$29,493	$—	$5,753,794

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,694,004	$46,872	$4,994	$3,969	$—	$1,749,839
Multi-family residential	726,356	—	11,340	—	—	737,696
Land development and construction loans	342,636	7,164	—	—	—	349,800
	2,762,996	54,036	16,334	3,969	—	2,837,335
Single-family residential	628,902	—	10,667	—	—	639,569
Owner occupied	911,867	22,343	12,917	—	—	947,127
	4,303,765	76,379	39,918	3,969	—	4,424,031
Commercial loans	1,067,708	42,434	21,152	23,256	—	1,154,550
Loans to financial institutions and acceptances	16,636	—	—	—	—	16,636
Consumer loans and overdrafts	246,882	—	238	—	—	247,120
	$5,634,991	$118,813	$61,308	$27,225	$—	$5,842,337

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.1 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $581 million and $661 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, brokered time deposits amounted to $494 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
7.Advances from the Federal Home Loan Bank
At March 31, 2021 and December 31, 2020, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At March 31, 2021	At December 31, 2020
			(in thousands)
2022	0.65% to 0.65%	Fixed	50,000	50,000
2023	0.87% to 0.95%	Fixed	70,000	70,000
2024 and after (1)	0.62% to 2.42%	Fixed	930,000	930,000
			$1,050,000	$1,050,000
_______________
(1)As of March 31, 2021 and December 31, 2020, includes $530 million (fixed interest rates raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of March 31, 2021, these Senior Notes amounted to $58.7 million, net of direct unamortized issuance costs of $1.3 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp (“Amerant Florida”).

9. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
10.Derivative Instruments
At March 31, 2021 and December 31, 2020, the fair values of the Company’s derivative instruments were as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$1,404	$—	$1,658
Interest rate swaps not designated as hedging instruments:
Customers	21,297	2,292	39,715	—
Third party broker	2,292	21,297	—	39,715
	23,589	23,589	39,715	39,715
Interest rate caps not designated as hedging instruments:
Customers	—	125	—	58
Third party broker	7	—	6	—
	7	125	6	58
	$23,596	$25,118	$39,721	$41,431

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
At March 31, 2021 and December 31, 2020, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million that were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at March 31, 2021 and December 31, 2020  totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In the first quarter of 2021, we recognized unrealized losses of $0.2 million in connection with these interest rate swap contracts (unrealized gains of $0.1 million in the first quarter of 2020), which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of March 31, 2021, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.6 million.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million and $0.4 million as a reduction of interest expense on FHLB advances in the first quarters of 2021 and 2020, respectively, as a result of this amortization.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At March 31, 2021 and December 31, 2020, the Company had 79 and 76 interest rate swap contracts with customers, respectively, with a total notional amount of $480.6 million and $475.6 million, respectively. These instruments involve the payment of variable-rate amounts in exchange for the Company receiving fixed-rate amounts over the life of the contract. In addition, at March 31, 2021 and December 31, 2020, the Company had 79 and 76 interest rate swap mirror contracts, respectively, with third party brokers with similar terms.
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of March 31, 2021 and December 31, 2020, the Company had two swap participation agreements with total notional amounts of approximately $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of March 31, 2021 and December 31, 2020, the fair value of swap participation agreements was not significant.
Interest Rate Caps
At March 31, 2021 and December 31, 2020, the Company had 22 and 23 interest rate cap contracts with customers with a total notional amount of $452.4 million and $486.5 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at March 31, 2021 and December 31, 2020, the Company had 7 and 8 interest rate cap mirror contracts, respectively, with various third party brokers with total notional amounts of $118.1 million and $152.2 million, respectively.

Credit Risk-Related Contingent Features

Some agreements may require the posting of pledged securities when the valuation of the interest rate swap falls below a certain amount.
At March 31, 2021 and December 31, 2020, the derivative contracts subject to credit-risk related contingent features was as follows:

(in thousands)	March 31, 2021	December 31, 2020
Fair value of derivative contracts	$24,993	$41,373
Securities Pledged	31,586	52,857
Liquidity exposure	$(6,593)	$(11,484)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 45 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.3 million in variable lease payments during the three months ended March 31, 2021, which include mostly common area maintenance and taxes, included in Occupancy and Equipment on the Consolidated Statements of Income. Lease costs for the three months ended March 31, 2021 were as follows:

(in thousands)	March 31, 2021
Lease cost
Operating lease cost	$1,909
Short-term lease cost	155
Variable lease cost	333
Sublease income	(108)
Total lease cost	$2,289

As of March 31, 2021, a right-of-use asset of $54.5 million and an operating lease liability of $55.0 million were included in “Other assets” and “Other liabilities”, respectively, on the unaudited consolidated balance sheets. The table provides supplemental information related to leases as of and for the three months ended March 31, 2021:

(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	1,765
Operating lease right-of-use asset obtained in exchange for operating lease liability	1,044
Weighted average remaining lease term for operating leases	21.0 years
Weighted average discount rate for operating leases	5.72%

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2021:

(in thousands)
Twelve Months Ended March 31,
2021	$7,113
2022	6,335
2023	4,504
2024	4,483
2025	4,145
Thereafter	77,444
Total minimum payments required	104,024
Less: implied interest	(49,020)
Total lease obligations	$55,004

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements in the 2020 annual report on Form 10-K for more information on the 2018 Equity Plan and stock-based compensation awards for the year ended December 31, 2020, including restricted stocks and restricted stock units (“RSUs”).
On February 11, 2021, the Company adopted a new form of performance based restricted stock unit agreement (“PSU Agreement”), and a new form of restricted stock unit agreement (the “RSU Agreement”) that will be used in connection with a Long-Term Incentive Plan (the “LTI Plan”), a sub-plan under the 2018 Equity Plan. See detailed information below.
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the three months ended March 31, 2021:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	210,423	$13.55
Granted	196,015	16.65
Vested	(2,630)	14.91
Forfeited	—	—
Non-vested shares at March 31, 2021	403,808	$15.05

On February 16, 2021, the Company granted 194,492 shares of restricted Class A common stock to certain of its employees under the LTI Plan. These shares of restricted stock will vest in three approximately equal amounts on each of February 16 2022, 2023 and 2024. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65 per share.
On March 2, 2021, the Company granted 1,523 shares of restricted Class A common stock to a new employee.These shares of restricted stock will vest in three approximately equal amounts on each of March 2, 2022, 2023 and 2024. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.41 per share.
The Company recorded compensation expense related to the restricted stock awards of $0.5 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively. The total unamortized deferred compensation expense of $3.7 million for all unvested restricted stock outstanding at March 31, 2021 will be recognized over a weighted average period of 1.7 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs during the three months ended March 31, 2021:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	38,327	$13.45	20,766	$13.45	59,093	$13.72	—	—
Granted	120,513	16.65	—	—	120,513	16.65	120,513	13.82
Vested	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Non-vested, end of year	158,840	$15.88	20,766	$13.45	179,606	$15.69	120,513	$13.82

On February 16, 2021, in connection with the LTI Plan, the Company entered into five separate PSU Agreements with five executives which granted awards consisting of the opportunity to earn, in the aggregate, a target of 58,136 performance based restricted stock units, or PSUs. These PSUs generally vest at the end of a three-year performance period, but only results in the issuance of shares if the Company achieves a performance target. The actual number of PSUs, if earned, could range from 50% to 150% of the target PSUs. The fair value of the PSUs granted was $16.67 per PSU based on the results of a Monte Carlo simulation to estimate the fair value of the PSUs as of the grant date.
On February 16, 2021, in connection with the LTI Plan, the Company entered into five separate RSU Agreements with five executive which granted, in the aggregate, 58,136 RSUs that will vest in three equal installments on each of the first three anniversaries of the grant date. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65 per RSU.
On February 16, 2021, in connection with a sign-on grant, the Company entered into a PSU Agreement with one executive which granted an award consisting of the opportunity to earn a target of 62,377 performance based restricted stock units, or PSUs. These PSUs generally vest at the end of a three-year performance period, but only results in the insurance of shares if the Company achieves a performance target. The actual number of PSUs, if earned, could range from 50% to 100% of the target PSUs. The fair value of the PSUs granted was $11.15 per PSU based on the results of a Monte Carlo simulation to estimate the fair value of the PSUs as of the grant date.
On February 16, 2021, in connection with a sign-on grant, the Company entered into a RSU Agreement with one executive which granted 62,377 RSUs that will vest in three equal installments on each of the first three anniversaries of the grant date. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65 per RSU.
The Company recorded compensation expense related to RSUs and PSUs of $0.4 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. The total unamortized deferred compensation expense of $3.6 million for all unvested stock-settled RSUs and PSUs outstanding at March 31, 2021 will be recognized over a weighted average period of 2.3 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
13.Income Taxes
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
The effective combined federal and state tax rates for the three months ended March 31, 2021 and 2020 were 20.15% and 20.83%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, and the effect of corporate state taxes.
14.    Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2021			December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale	$21,830	$(5,337)	$16,493	$37,305	$(9,120)	$28,185
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	4,521	(1,105)	3,416	4,605	(1,126)	$3,479
Total AOCI	$26,351	$(6,442)	$19,909	$41,910	$(10,246)	$31,664

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive loss/income for the periods presented is summarized as follows:

	Three Months Ended March 31,
	2021			2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(12,528)	$3,062	$(9,466)	$35,342	$(8,640)	$26,702
Reclassification adjustment for net gains included in net income	(2,947)	721	(2,226)	(9,243)	2,260	(6,983)
	(15,475)	3,783	(11,692)	26,099	(6,380)	19,719
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	47	(11)	36	(2,004)	490	(1,514)
Reclassification adjustment for net interest income included in net income	(131)	32	(99)	(426)	104	(322)
	(84)	21	(63)	(2,430)	594	(1,836)
Total other comprehensive (loss) income	$(15,559)	$3,804	$(11,755)	$23,669	$(5,786)	$17,883

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of March 31, 2021 and December 31, 2020 were 29,001,646 and 28,806,344, respectively.
b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued and outstanding as of March 31, 2021 and December 31, 2020 were 8,920,315 and 9,036,352, respectively. As of March 31, 2021 and December 31, 2020, the Company had no shares of Class B common stock held as treasury stock.
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”). Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice.
During the three months ended March 31, 2021, the Company repurchased an aggregate of 116,037 shares of Class B common stock at a weighted average price per share of $15.98 under the 2021 Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $1.9 million, including transaction costs. In the first quarter of 2021, the Company’s Board of Directors authorized the cancellation of those 116,037 shares of Class B common stock.

16.    Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2021 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$761,378
Standby letters of credit	9,644
Commercial letters of credit	701
$771,723

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$610,703	$—	$610,703
Corporate debt securities	—	345,574	—	345,574
U.S. government agency debt securities	—	216,075	—	216,075
Municipal bonds	—	15,339	—	15,339
U.S treasury securities	—	2,510	—	2,510
	—	1,190,201	—	1,190,201
Equity securities with readily determinable fair values not held for trading	—	23,965	—	23,965
Bank owned life insurance	—	218,903	—	218,903
Derivative instruments	—	23,596	—	23,596
	$—	$1,456,665	$—	$1,456,665
Liabilities
Derivative instruments	$—	$25,118	$—	$25,118

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$661,335	$—	$661,335
Corporate debt securities	—	301,714	—	301,714
U.S. government agency debt securities	—	204,578	—	204,578
U.S treasury securities	—	2,512	—	2,512
Municipal bonds	—	54,944	—	54,944
	—	1,225,083	—	1,225,083
Equity securities with readily determinable fair values not held for trading	—	24,342	—	24,342
Bank owned life insurance	—	217,547	—	217,547
Derivative instruments	—	39,721	—	39,721
	$—	$1,506,693	$—	$1,506,693

Liabilities
Derivative instruments	$—	$41,431	$—	$41,431

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$45,956	$—	$—	$45,956	$19,838
Loans held for sale	1,044	1,044	—	—	—
	47,000	1,044	—	45,956	19,838

	December 31, 2020
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$50,199	$—	$—	$50,199	$19,843

Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for loans held for sale is classified as Level 1.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,804,208	$2,725,232	$2,884,550	$2,801,279
Financial liabilities:
Time deposits	1,387,791	1,405,972	1,547,396	1,569,897
Advances from the FHLB	1,050,000	1,068,572	1,050,000	1,078,786
Senior notes	58,656	61,606	58,577	61,528
Junior subordinated debentures	64,178	52,590	64,178	55,912

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

18.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income available to common stockholders	$14,459	$3,382
Denominator:		`
Basic weighted average shares outstanding	37,618	42,185
Dilutive effect of share-based compensation awards	228	348
Diluted weighted average shares outstanding	37,846	42,533

Basic earnings per common share	$0.38	$0.08
Diluted earnings per common share	$0.38	$0.08
As of March 31, 2021 and 2020, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 562,648 and 482,316, respectively. In the three months ended March 31, 2021 and 2020, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has two principal subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), and a Grand-Cayman based trust company subsidiary Elant Bank & Trust LTD. (the “Cayman Bank”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the information contained in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2021 (“Form 10-K”).

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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2020 and our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•Our ability to raise additional capital in the future;
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
•Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and
•The other factors and information in our Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Form 10-K.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in our Form 10-K, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment and wealth management services are provided by the Bank’s national trust, Amerant Trust, the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company subsidiary, the Cayman Bank, and the newly formed mortgage company, Amerant Mortgage. The Bank’s three primary markets are South Florida, where we operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have 7 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and a LPO in Dallas, Texas, which we opened in early 2019; and the greater New York City area, where we also maintain a LPO. See “Recent Developments” below for an update on the New York City area LPO.
Business Developments
Amerant Trust Merger
On December 30, 2020 we filed applications with the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC, seeking approval to consolidate our existing trust and wealth management business, previously conducted by Amerant Trust, with the commercial banking business conducted by the Bank, by merging Amerant Trust with and into the Bank. See our Form 10-K for the year 2020 for more details.
We completed the merger of Amerant Trust with and into the Bank on April 1, 2021.
Recent Developments
New Vice-Chairman and CEO
On January 21, 2021, the Company reported Mr. Millar Wilson’s retirement from his role as Vice-Chairman and Chief Executive Officer and the appointment of Gerald P. Plush, as the Company’s Vice-Chairman and Chief Executive Officer effective the day following the filing of the Company’s 2020 annual report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Mr. Plush has served as a Company director since July 2019 and served as Executive Vice-Chairman from February 15, 2021 until March 20, 2021.
The Company filed its 2020 Form 10-K with the SEC on March 19, 2021 and, therefore, effective March 20, 2021, Gerald P. Plush, who had served as Executive Vice Chairman since February 15, 2021, became the Company’s Vice-Chairman and Chief Executive Officer.

Near and Long-Term Initiatives
As discussed on the earnings call to review our results for the first quarter ended March 31, 2021; in the coming weeks and months we intend to implement and/or expand several near and long-term initiatives that we expect will further our long-term strategy to improve performance and drive growth. These include:
Growing our core deposits. Seizing opportunities in the markets we serve to increase our share of consumer, small business, and commercial core deposits while reducing our reliance on brokered funds. We have identified a few ways to better target and attract these core deposits, including implementing/enhancing a completely digital onboarding platform, building out our treasury management sales force and adding additional treasury management capabilities, focusing our marketing to drive additional digital and in-branch traffic, and gathering other sources of deposits such as municipal accounts and wealth management.
Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management.
Improving Amerant's brand awareness. We will be ramping up our efforts to build brand awareness in the communities we serve, including improved signage and promotions as well as developing affinity relationships and increasing our community involvement.
Rationalizing our lines of business and geographies. We plan to expand our treasury management, wealth management, and develop specialty finance capabilities in order to grow the bank's revenue streams and fee opportunities. At the same time, we are curtailing future loan originations in the New York market. Our NYC location is a commercial real estate loan production office with minimal deposit relationships, and as we evaluate alternatives there, we will focus on growing in our core markets while also looking for opportunities to grow in contiguous markets.
Evaluating new ways to achieve cost efficiencies across the business to improve our margin. Among other, we will be looking at the pricing of our products and offerings, balance sheet composition, as well as the categories and amounts of our spending.
Optimizing capital structure. We successfully completed in June 2020 a $60.0 million offering of 5.75% senior notes due 2025 and in December 2020 a modified Dutch auction tender offer pursuant to which we purchased approximately $54 million of shares of Class B common stock. In March of 2021, we announced a repurchase program to purchase up to $40 million of shares of Class B common stock which is currently underway. We will continue to evaluate our capital structure and ways to optimize it in the future.

COVID-19 Pandemic
CARES Act

On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. For a more detailed discussion of the COVID-19 pandemic, see our Form 10-K for the year ended 2020.

On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. Amerant continues to focus on providing funding to customers and communities by actively participating in the PPP and related government sponsored programs. As of March 30, 2021, total PPP loans were $164.8 million, or 2.9% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. The Company estimates as of March 31, 2021, there were $173.2 million of deposits related to the PPP compared to $95.4 million as of December 31, 2020. On May 4, 2021, the Company entered into an agreement to sell to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and expects to realize a pretax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights.
Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including deferral and/or forbearance options. These programs continued throughout 2020 and in the first quarter of 2021. Loans which have been modified under these programs totaled $1.1 billion as of March 31, 2021. As of March 31, 2021, $62.1 million, or 1.1% of total loans, were still under the deferral and/or forbearance period, an increase from $43.4 million, or 0.7% at December 31, 2020. This increase was primarily due to new modifications granted to two CRE retail loans in New York totaling $37.1 million and one multifamily loan in New York totaling $2.4 million, partially offset by $20.7 million in loans that resumed regular payments after deferral and/or forbearance periods ended. The Company began to selectively offer additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. The aforementioned $62.1 million includes $19.8 million of loans that mature in the second quarter of 2021, $5.2 million that mature in the third quarter of 2021, and $37.1 million that mature in first quarter of 2022. Additionally, 99.5% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 68.2%. All loans that have moved out of forbearance status have resumed regular payments. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

Risks and Uncertainties
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate or may be reinstated in the future. While some of these measures and restrictions have been lifted and most businesses have begun to reopen, the Company cannot predict when restrictions currently in place may be lifted, or whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income , the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, ROA and ROE.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (“FHLB”) and other borrowings such as repurchase agreements, senior notes and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles in the United States of America (“GAAP”)
Changes in market interest rates and the interest we earn on interest-earning assets, or which we pay on interest-bearing liabilities, as well as the volumes and the types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, usually have the largest impact on periodic changes in our net interest spread, NIM and net interest income. We measure net interest income before and after the provision for loan losses.
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
Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody (“AUM”), and account administrative services and ancillary fees during the contractual period.

Income from changes in the cash surrender value of our BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable.
Credit card issuance fees are generally recognized over the period in which the cardholders are entitled to use the cards. Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees have included credit card issuance and credit and debit card interchange and other fees. We revised our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We entered into referral arrangements with recognized U.S.-based card issuers, which permit us to serve our international and domestic customers and earn referral fees and share interchange revenue without exposure to credit risk. We ceased to be a direct card issuer early in 2020.

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
Our fee income generated on customer interest rate swaps are reported in other noninterest income.
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
Other operating expenses include advertising, marketing, community engagement and other operational expenses. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. During the three months ended March 31, 2021 and 2020, we incurred in restructuring expenses of approximately $0.2 million and $0.4 million, respectively, mainly related to digital transformation expenses. Restructuring expenses consist of those incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, nonperforming and restructured assets. We also manage the adequacy of our allowance for loan losses, or the allowance (“ALL”), the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000. In addition, in 2020, the Company began offering interest-bearing deposit products to broker-dealer firms through a third party deposit broker network, including brokered money market and brokered interest bearing demand deposit accounts. However, we remain focused on relationship-driven core deposits. In the first quarter of 2021, we changed our definition of core deposits to better align its presentation with the Company’s internal monitoring and overall liquidity strategy. Under this new definition, core deposits consist of total deposits excluding all time deposits. In prior periods, the Company used the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits”, which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.
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

Summary Results
The summary results for the quarter ended March 31, 2021 include the following (See “Selected Financial Information” for an explanation of Non-GAAP Financial Measures):
•Net income of $14.5 million in the first quarter of 2021, up 327.5% from $3.4 million in the first quarter of 2020. Diluted earnings per share was $0.38 in the first quarter of 2021, compared to $0.08 in the first quarter of 2020.
•Net interest income was $47.6 million down 3.4% from $49.2 million in the first quarter of 2020. NIM was 2.66% in the first quarter of 2021, up 1 basis point from 2.65% in the first quarter of 2020.
•There was no provision for loan losses recorded during the first quarter of 2021, compared to a $22.0 million provision recorded in the first quarter of 2020. The ratio of the ALL to total loans was 1.93% as of March 31, 2021, up from 1.29% as of March 31, 2020. The Company had no net charge offs in the first quarter of 2021. The ratio of net charge-offs to average total loans in the first quarter of 2020 was 0.09%.
•Noninterest income was $14.2 million in the first quarter of 2021, down 35.4% from $21.9 million in the first quarter of 2020.
•Noninterest expense was $43.6 million down 2.8% from $44.9 million in the first quarter of 2020. Adjusted noninterest expense (non-GAAP) was $43.4 million in the first quarter of 2021, down 2.5% from $44.5 million in the first quarter of 2020.
•The efficiency ratio was 70.7% in the first quarter of 2021, compared to 63.1% for the first quarter of 2020.
•Total loans were $5.8 billion at March 31, 2021, down $87.5 million, or 1.5%, compared to December 31, 2020. Total deposits were $5.7 billion at March 31, 2021, down $53.6 million, or 0.9%, compared to December 31, 2020.
•Stockholders’ book value per common share remained at $20.70 at March 31, 2021, compared to December 31, 2020. Tangible book value per common share remained flat at $20.13 as of March 31, 2021, compared to December 31, 2020.

Selected Consolidated Financial Information
The following table sets forth selected financial information derived from our unaudited interim consolidated financial statements for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and our audited consolidated financial statements as of December 31, 2020. These unaudited interim consolidated financial statements are not necessarily indicative of our results of operations for the year ending December 31, 2021 or any interim or future period or our financial position at any future date. The selected financial information should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the corresponding notes included in this Form 10-Q.

	March 31, 2021	December 31, 2020
(in thousands)
Consolidated Balance Sheets
Total assets	$7,751,098	$7,770,893
Total investments	1,375,292	1,372,567
Total gross loans (1)	5,754,838	5,842,337
Allowance for loan losses	110,940	110,902
Total deposits	5,678,079	5,731,643
Advances from the FHLB and other borrowings	1,050,000	1,050,000
Senior notes (2)	58,656	58,577
Junior subordinated debentures	64,178	64,178
Stockholders' equity (3)	785,014	783,421
Assets under management and custody (4)	2,018,870	1,972,321

	Three Months Ended March 31,
	2021	2020
(in thousands, except percentages and per share amounts)
Consolidated Results of Operations
Net interest income	$47,569	$49,229
Provision for loan losses	—	22,000
Noninterest income	14,163	21,910
Noninterest expense	43,625	44,867
Net income	14,459	3,382
Effective income tax rate	20.15%	20.83%

Common Share Data
Stockholders' book value per common share	$20.70	$19.95
Tangible stockholders' equity (book value) per common share (Non-GAAP) (5)	$20.13	$19.43
Basic earnings per common share	$0.38	$0.08
Diluted earnings per common share (6)	$0.38	$0.08
Basic weighted average shares outstanding	37,618	42,185
Diluted weighted average shares outstanding (6)	37,846	42,533

	Three Months Ended March 31,
	2021	2020
(in thousands, except per share amounts and percentages)
Other Financial and Operating Data (7)

Profitability Indicators (%)
Net interest income / Average total interest earning assets (NIM) (8)	2.66%	2.65%
Net income / Average total assets (ROA) (9)	0.76%	0.17%
Net income / Average stockholders' equity (ROE) (10)	7.47%	1.61%
Noninterest income / Total revenue (11)	22.94%	30.80%

Capital Indicators (%)
Total capital ratio (12)	14.12%	14.54%
Tier 1 capital ratio (13)	12.87%	13.38%
Tier 1 leverage ratio (14)	10.54%	10.82%
Common equity tier 1 capital ratio (CET1) (15)	11.90%	12.42%
Tangible common equity ratio (16)	9.88%	10.14%

Asset Quality Indicators (%)
Non-performing assets / Total assets (17)	1.16%	0.41%
Non-performing loans / Total loans (1) (18)	1.56%	0.59%
Allowance for loan losses / Total non-performing loans	123.92%	218.49%
Allowance for loan losses / Total loans (1)	1.93%	1.29%
Net charge-offs / Average total loans (19)	—%	0.09%

Efficiency Indicators (% except FTE)
Noninterest expense / Average total assets	2.28%	2.27%
Salaries and employee benefits / Average total assets	1.38%	1.48%
Other operating expenses/ Average total assets (20)	0.90%	0.79%
Efficiency ratio (21)	70.67%	63.07%
Full-Time-Equivalent Employees (FTEs)	731	825

Adjusted Selected Consolidated Results of Operations and Other Data (Non-GAAP) (5)
Pre-provision net revenue	$18,107	$26,272
Adjusted noninterest expense	43,385	44,513
Adjusted net income	14,651	3,662
Adjusted basic earnings per common share	0.39	0.09
Adjusted earnings per diluted common share (6)	0.39	0.09
Adjusted net income / Average total assets (Adjusted ROA) (9)	0.77%	0.19%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (10)	7.57%	1.74%

__________________
(1)     Total gross loans are net of unamortized deferred loan origination fees and costs. At March 31, 2021, total loans include $1.0 million in loans held for sale. There were no loans held for sale at December 31, 2020.
(2)    During the second quarter of 2020, the Company completed a $60 million offering of senior notes (the“Senior Notes”) with a coupon rate of 5.75%. Senior Notes are presented net of direct issuance cost which is deferred and amortized over 5 years.
(3)    On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”). In the first quarter of 2021, the Company repurchased an aggregate of 116,037 shares of Class B common stock at a weighted average price per share of $15.98 under the 2021 Stock Repurchase Program.
(4)     Assets held for clients in an agency or fiduciary capacity which are not assets of the Company and therefore are not included in the consolidated financial statements.
(5)    This presentation contains adjusted financial information determined by methods other than GAAP. This adjusted financial information is reconciled to GAAP in “Non-GAAP Financial Measures Reconciliation” herein.
(6) Potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units. During the three months ended March 31, 2021 and 2020, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.
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
(11)     Total revenue is the result of net interest income before provision for loan losses plus noninterest income.
(12)     Total stockholders’ equity divided by total risk-weighted assets, calculated according to the standardized regulatory capital ratio calculations.
(13)     Tier 1 capital divided by total risk-weighted assets.Tier 1 capital is composed of Common Equity Tier 1 (CET1) capital plus outstanding qualifying trust preferred securities of $62.3 million as of March 31, 2021 and 2020.
(14)     Tier 1 capital divided by quarter to date average assets.
(15) CET1 capital divided by total risk-weighted assets.
(16)     Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangibles assets are included in other assets in the Company’s consolidated balance sheets.
(17)     Non-performing assets include all accruing loans past due 90 days or more, all nonaccrual loans, restructured loans that are considered “troubled debt restructurings” or “TDRs”, and OREO properties acquired through or in lieu of foreclosure.
(18)     Non-performing loans include all accruing loans 90 days or more past due, all nonaccrual loans and restructured loans that are considered TDRs.
(19)     Calculated based upon the average daily balance of outstanding loan principal balance net of unamortized deferred loan origination fees and costs, excluding the allowance for loan losses. During the first quarter of 2021, there were no net charge offs.
(20)     Other operating expenses is the result of total noninterest expense less salary and employee benefits.
(21)     Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and net interest income.

Non-GAAP Financial Measures Reconciliation
Certain financial measures and ratios contained in this Form 10-Q, including “pre-provision net revenue (PPNR) ”, “adjusted noninterest expense”, “adjusted net income”, “adjusted earnings per share (basic and diluted)”, “adjusted return on assets (ROA)”, “adjusted return on equity (ROE)”, and other ratios appearing in the tables below are supplemental measures that are not required by, or are not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “Non-GAAP financial measures.” The Company’s non-GAAP financial measures are derived from the Company’s interim unaudited consolidated financial statements, adjusted for certain costs incurred by the Company in the periods presented related to tax deductible restructuring costs.
We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued into 2021. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.
The following table sets forth the Company’s Non-GAAP financial measures.

	Three Months Ended March 31,
(in thousands)	2021	2020
Total noninterest expenses	$43,625	$44,867
Less: restructuring costs (1):
Staff reduction costs	6	54
Digital transformation expenses	234	300
Total restructuring costs	240	354
Adjusted noninterest expenses	$43,385	$44,513

Net income	$14,459	$3,382
Plus after-tax restructuring costs:
Restructuring costs before income tax effect	240	354
Income tax effect	(48)	(74)
Total after-tax restructuring costs	192	280
Adjusted net income	$14,651	$3,662

Net income	$14,459	$3,382
Plus: provision for loan losses	—	22,000
Plus: income tax expense	3,648	890
Pre-provision net revenue	$18,107	$26,272

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2021	2020
Basic earnings per share	$0.38	$0.08
Plus: after tax impact of restructuring costs	0.01	0.01
Total adjusted basic earnings per common share	$0.39	$0.09

Diluted earnings per share (2)	$0.38	$0.08
Plus: after tax impact of restructuring costs	0.01	0.01
Total adjusted diluted earnings per common share	$0.39	$0.09

Net income / Average total assets (ROA)	0.76%	0.17%
Plus: after tax impact of restructuring costs	0.01%	0.02%
Adjusted net income / Average total assets (Adjusted ROA)	0.77%	0.19%

Net income / Average stockholders' equity (ROE)	7.47%	1.61%
Plus: after tax impact of restructuring costs	0.10%	0.13%
Adjusted net income / Average stockholders' equity (Adjusted ROE)	7.57%	1.74%

Stockholders' equity	$785,014	$841,117
Less: goodwill and other intangibles	(21,515)	(21,698)
Tangible common stockholders' equity	$763,499	$819,419
Total assets	$7,751,098	$8,098,810
Less: goodwill and other intangibles	(21,515)	(21,698)
Tangible assets	$7,729,583	$8,077,112
Common shares outstanding	37,922	42,166
Tangible common equity ratio	9.88%	10.14%
Stockholders' book value per common share	$20.70	$19.95
Tangible stockholders' book value per common share	$20.13	$19.43
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
(2) Potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units. During the three months ended March 31, 2021 and 2020, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net income
The table below sets forth certain results of operations data for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2021	2020	2021 vs 2020
Net interest income	$47,569	$49,229	$(1,660)	(3.4)%
Provision for loan losses	—	22,000	(22,000)	N/M
Net interest income after provision for loan losses	47,569	27,229	20,340	74.7%
Noninterest income	14,163	21,910	(7,747)	(35.4)%
Noninterest expense	43,625	44,867	(1,242)	(2.8)%
Income before income tax expense	18,107	4,272	13,835	323.9%
Income tax expense	(3,648)	(890)	(2,758)	309.9%
Net income	$14,459	$3,382	$11,077	327.5%
Basic earnings per common share	$0.38	$0.08	$0.30	375.0%
Diluted earnings per common share (1)	$0.38	$0.08	$0.30	375.0%
__________________
(1)     Potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units. See Note 18 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock and restricted stock units on earnings per share for the three and three month periods ended March 31, 2021 and 2020.
N/M Means not meaningful

Three Months Ended March 31, 2021 and 2020
In the first quarter of 2021, we reported net income of $14.5 million, or $0.38 earnings per diluted share, compared to net income of $3.4 million, or $0.08 earnings per diluted share, in the same quarter of 2020. The increase of $11.1 million, or 327.5%, in net income was mainly the result of: (i) the absence of the $22.0 million provision for loan losses recorded in the first quarter of 2020, and (ii) lower noninterest expenses. This was partially offset by lower net interest income and lower noninterest income.
Net interest income was $47.6 million in the three months ended March 31, 2021, a decrease of $1.7 million, or 3.4%, from $49.2 million in the three months ended March 31, 2020. This was mainly due to lower average yields on interest-earning assets and the interest expense associated with Senior Notes issued in the second quarter of 2020. These results were partially offset by lower average rates paid on total interest bearing liabilities, mainly driven by: (i) lower costs of deposits and FHLB advances in the first quarter of 2021 compared to the same quarter of 2020, and (ii) the redemption of trust preferred securities in the first quarter of 2020.

Noninterest income was $14.2 million in the three months ended March 31, 2021, a decrease of $7.7 million, or 35.4%, compared to $21.9 million in the three months ended March 31, 2020. This was mainly due to a $7.0 million decrease in net gains on securities, lower other noninterest income and lower deposit and service fees. The decrease in noninterest income was partially offset by higher brokerage, advisory and fiduciary fees in the first quarter of 2021 compared to the same quarter in 2020.
Noninterest expense was $43.6 million in the three months ended March 31, 2021, a decrease of $1.2 million, or 2.8%, from $44.9 million in the three months ended March 31, 2020. This decrease was primarily driven by lower salaries and employee benefits and lower other operating expenses. These decreases were partially offset by higher professional and other services fees, occupancy and equipment costs and FDIC assessments and insurance expenses in the first quarter of 2021 compared to the same period last year.
In the three months ended March 31, 2021 and 2020, noninterest expense included $0.2 million and $0.4 million, respectively, in restructuring costs, consisting primarily of digital transformation expenses and staff reduction costs. The Company did not implement any staffing changes in the three months ended March 31, 2021 related to the COVID-19 pandemic.
Adjusted net income for the three months ended March 31, 2021 was $14.7 million compared to an adjusted net income of $3.7 million in the three months ended March 31, 2020. Adjusted net income excludes restructuring costs of $0.2 million and $0.4 million in the three months ended March 31, 2021 and 2020 respectively. Pre-provision net revenue (“PPNR”) was $18.1 million in the three months ended March 31, 2021 compared to $26.3 million in the three months ended March 31, 2020. See “Non-GAAP Financial Measures Reconciliation” for a reconciliation of these non-GAAP financial measures to their U.S. GAAP counterparts.
Net interest income
Three Months Ended March 31, 2021 and 2020
In the three months ended March 31, 2021, we earned $47.6 million of net interest income, a decline of $1.7 million, or 3.4%, from $49.2 million in the same period of 2020. The decrease in net interest income was primarily driven by: (i) a 46 basis point decline in the average yield on total interest-earning assets, and (ii) the addition of interest expense in the first quarter of 2021 associated with Senior Notes issued in the second quarter of 2020. These results were partially offset by a decrease of 55 basis points in average rates paid on total interest bearing liabilities, mainly driven by: (i) lower costs of deposits; (ii) FHLB advances, and (iii) the redemption of trust preferred securities in the first quarter of 2020. In addition, there was a decline in the average balance of total interest bearing liabilities. Net interest margin was 2.66% in the three months ended March 31, 2021, an increase of 1 basis point from 2.65% in the three months ended March 31, 2020. See discussions further below for more information on the issuance of Senior Notes in the second quarter of 2020 and the redemption of trust preferred securities in the first quarter of 2020.
During the first quarter of 2021, the Company continued to focus on offsetting ongoing NIM pressure by (i) strategically repricing customer time and relationship money market deposits at lower rates; (ii) implementing floor rates in the loan portfolio; and (iii) evaluating additional interest-earning opportunities in higher-yielding lending programs.

Interest Income. Total interest income was $60.3 million in the three months ended March 31, 2021, compared to $71.3 million for the same period of 2020. The $11.0 million, or 15.4%, decline in total interest income was primarily due to a decline in yields of total interest-earning assets. In addition, there was a 2.9% decline in the average of total interest earning assets, mainly debt securities available for sale. This decline in the average balance of total interest earning assets was partially offset by an increase of $104.9 million, or 1.9%, in the average balance of loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the three months ended March 31, 2021 was $52.8 million, a decrease $7.0 million, or 11.7%, compared to $59.8 million for the comparable period of 2020. This decrease was primarily due to a 54 basis point decline in average yields. This was partially offset by an increase of $104.9 million, 1.9%, in the average balance of loans in the first quarter of 2021 over the same period in 2020, mainly attributable to: (i) the PPP loans primarily originated in the second quarter of 2020 and first quarter of 2021 and (ii) higher-yielding consumer loans purchased throughout 2020 and in the first quarter of 2021. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on the debt securities available for sale was $6.5 million in the first quarter of 2021, a decrease of $3.0 million, or 31.6%, compared to $9.5 million in the same period of 2020. This was mainly due to a decrease of $341.7 million, or 22.1%, in the average balance and a 29 basis point decline in average yields. As of March 31, 2021, corporate debt securities comprised 29.0% of the available-for-sale portfolio, up from 20.6% at March 31, 2020. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of March 31, 2021, floating rate investments represent only 13.9% of our investment portfolio and recomposition towards high duration, and natural extension of the mortgage portfolio, has increased the overall duration to 3.4 years at March 31, 2021 from 3.0 years at March 31, 2020.
Interest Expense. Interest expense on total interest-bearing liabilities was $12.8 million in the three months ended March 31, 2021, a decrease of $9.3 million, or 42.2%, compared to $22.1 million in the same period of 2020. This was primarily due to: (i) lower cost of deposits; (ii) lower cost of FHLB advances, and (iii) lower interest expense due to the redemption of trust preferred securities in the first quarter of 2020. In addition, there was a decrease of 5.1% in the average balance of total interest bearing liabilities, mainly time deposits. These results were partially offset by the interest expense associated with Senior Notes issued in the second quarter of 2020.
Interest expense on deposits was $8.5 million in the three months ended March 31, 2021, a decrease of $8.4 million, or 49.9%, compared to $16.9 million for the same period of 2020. This was primarily due to a 64 basis point decline in the average rates paid on deposits. In addition, there was a decline of 4.4% in the average balance of total interest bearing deposits, mainly lower average balance of time deposits partially offset by higher average balance of total interest bearing checking and savings accounts. Average total time deposits decreased by $504.5 million, or 20.5%, including declines of $366.3 million and $139.2 million, in customer certificate of deposits (“CDs”) and brokered deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs. As of March 31, 2021, the Company had $460.2 million of time deposits maturing in the second quarter of 2021. This is expected to decrease the average cost of CDs by approximately 40bps and the overall cost of deposits by 10bps. Average total interest bearing checking and savings account balances increased by $282.4 million, or 11.2%, in the first quarter of 2021 compared to the same period in 2020, mainly driven by: (i) an increase of $105.8 million in third-party interest-bearing domestic brokered deposits; (ii) higher average domestic personal accounts, and (iii) an increase of $59.7 million, or 3.0%, in the average balance of international accounts, including an increase of $60.4 million, or 3.7%, in personal accounts partially offset by a decrease of $0.7 million, or 0.2%, in commercial accounts.

Interest expense on FHLB advances decreased by $1.7 million, or 37.5%, in the three months ended March 31, 2021 compared to the same period of 2020, mainly as a result of a decrease of 41 basis points in the average rate paid on these borrowings. This reduction in rates, includes the effect of the $420 million in FHLB advances restructuring completed in April 2020. In addition, there was a decline of $145.7 million, or 12.2%, in the average balance outstanding of FHLB advances in the three months ended March 31, 2021 compared to the same period in 2020.
Interest expense on junior subordinated debentures decreased $0.2 million, or 23.1%, in the three months ended March 31, 2021 compared to the same period last year, mainly driven by a decline of $8.9 million, or 12.2%, in the average balance outstanding. This decline in the average balance resulted from the redemption of $26.8 million of trust preferred securities (fixed interest rate - 8.90%) issued by the Commercebank Capital Trust I (“Capital Trust I”) and related subordinated debt.
During the second quarter of 2020, we completed a $60.0 million offering of Senior Notes with a fixed-rate coupon of 5.75%. In the first quarter of 2021, interest expense on these Senior notes totaled $0.9 million. We had no interest expense on Senior Notes during the first quarter of 2020. See “—Capital Resources and Liquidity Management” for detailed information.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,678,547	$52,771	3.77%	$5,573,627	$59,788	4.31%
Debt securities available for sale (2)	1,207,764	6,495	2.18%	1,549,502	9,497	2.47%
Debt securities held to maturity (3)	67,729	302	1.81%	72,472	400	2.22%
Debt securities held for trading	104	1	3.90%	—	—	—%
Equity securities with readily determinable fair value not held for trading	24,225	84	1.41%	24,052	131	2.19%
Federal Reserve Bank and FHLB stock	63,781	625	3.97%	71,192	1,037	5.86%
Deposits with banks	205,355	51	0.10%	171,848	462	1.08%
Total interest-earning assets	7,247,505	60,329	3.38%	7,462,693	71,315	3.84%
Total non-interest-earning assets less allowance for loan losses	498,754			488,651
Total assets	$7,746,259			$7,951,344

	Three Months Ended March 31,
	2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,258,301	$113	0.04%	$1,071,558	$135	0.05%
Money market	1,236,026	966	0.32%	1,136,501	3,249	1.15%
Savings	318,800	14	0.02%	322,682	17	0.02%
Total checking and saving accounts	2,813,127	1,093	0.16%	2,530,741	3,401	0.54%
Time deposits	1,956,559	7,360	1.53%	2,461,073	13,484	2.20%
Total deposits	4,769,686	8,453	0.72%	4,991,814	16,885	1.36%
Advances from the FHLB and other borrowings (4)	1,050,000	2,758	1.07%	1,195,714	4,412	1.48%
Senior notes	58,618	942	6.52%	—	—	—%
Junior subordinated debentures	64,178	607	3.84%	73,123	789	4.34%
Total interest-bearing liabilities	5,942,482	12,760	0.87%	6,260,651	22,086	1.42%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	925,266			757,599
Accounts payable, accrued liabilities and other liabilities	93,450			88,894
Total non-interest-bearing liabilities	1,018,716			846,493
Total liabilities	6,961,198			7,107,144
Stockholders’ equity	785,061			844,200
Total liabilities and stockholders' equity	$7,746,259			$7,951,344
Excess of average interest-earning assets over average interest-bearing liabilities	$1,305,023			$1,202,042
Net interest income		$47,569			$49,229
Net interest rate spread			2.51%			2.42%
Net interest margin (5)			2.66%			2.65%
Cost of total deposits (6)			0.60%			1.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.96%			119.20%
Average non-performing loans/ Average total loans	1.54%			0.58%
__________________

(1)    Average non-performing loans of $89.2 million and $32.8 million for the three months ended March 31, 2021 and 2020, respectively, are included in the average loan portfolio, net. Interest income that would have been recognized on these non-performing loans totaled $0.8 million and $0.4 million in the three months ended March 31, 2021 and 2020, respectively.
(2)    Includes nontaxable securities with average balances of $54.7 million and $49.4 million for the three months ended March 31, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities for the three months ended March 31, 2021 and 2020 was 3.80% and 3.88%, respectively. In 2021 and 2020, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(3) Includes nontaxable securities with average balances of $56.6 million and $72.5 million for the three months ended March 31, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities for the three months ended March 31, 2021 and 2020 was 2.40% and 2.81%, respectively. In 2021 and 2020, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(4)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(5)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.
(6)    Calculated based upon the average balance of total noninterest bearing and interest bearing deposits.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended March 31,
	2021	2020
(in thousands)
Balance at the beginning of the period	$110,902	$52,223

Charge-offs
Domestic Loans:
Real estate loans
Owner occupied	—	(27)
Commercial	(235)	(1,074)
Consumer and others	(431)	(222)
	(666)	(1,323)

International Loans (1):
Commercial	—	(34)
Consumer and others	—	(251)
	—	(285)
Total Charge-offs	$(666)	$(1,608)

Recoveries
Domestic Loans:
Real estate loans
Single-family residential	26	30
Commercial	447	61
Consumer and others	44	17
	517	108

International Loans (1):
Commercial	158	124
Consumer and others	29	101
	187	225
Total Recoveries	$704	$333

Net recoveries (charge-offs)	38	(1,275)
Provision for loan losses	—	22,000
Balance at the end of the period	$110,940	$72,948
__________________
(1)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international consumer loans and overdraft charge-offs by country for each of the periods presented.

	Three Months Ended March 31,
	2021	2020
(in thousands)
Venezuela	$—	$231
Other countries	—	20
Total charge offs	$—	$251
Three Months Ended March 31, 2021 and 2020
During the three months ended March 31, 2021, charge-offs decreased $0.9 million, or 58.6%, compared to the same period of the prior year. During the first quarter of 2021, the Company had no net charge-offs, compared to an aggregate of $1.1 million in charge-offs related to 4 commercial loans in the first quarter of 2020. The ratio of net charge-offs over the average total loan portfolio was 0.09% in the first quarter in 2020.
The Company recorded no provision for loan losses during the first quarter of 2021, compared to a provision of loan losses of $22.0 million recorded in the first quarter of 2020. This was primarily due to the decrease in reserves associated with the COVID-19 pandemic, as a result of improving economic conditions, and lower loan portfolio volumes, offset by downgrades primarily in certain commercial, owner-occupied and residential loans during the period. The ALL associated with the COVID-19 pandemic decreased to $10.5 million as of March 31, 2021 from $19.8 million in the first quarter of 2020 at the onset of the COVID-19 pandemic.
As of March 31, 2021, the loan relationship with a Miami-based U.S. coffee trader (“Coffee Trader”) had an outstanding balance of approximately $19.6 million, net of a $19.3 million charge off recorded in the third quarter of 2020, unchanged from December 31, 2020. As of March 31, 2021 the Company had a specific loan loss reserve of $12.3 million ($12.2 million as of December 31, 2020) on this relationship. We continue to closely monitor the liquidation process and, as more information becomes available, management may decide to adjust the loan loss reserve for this indebtedness. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the 2020 Form 10-K for more details on the loan relationship with the Coffee Trader.
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

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended March 31,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,106	29.0%	$4,290	19.6%	$(184)	(4.3)%
Brokerage, advisory and fiduciary activities	4,603	32.5%	4,133	18.9%	470	11.4%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,356	9.6%	1,414	6.5%	(58)	(4.1)%
Securities gains, net (2)	2,582	18.2%	9,620	43.9%	(7,038)	(73.2)%
Cards and trade finance servicing fees	339	2.4%	395	1.8%	(56)	(14.2)%
Loss on early extinguishment of FHLB advances, net	—	—%	(7)	—%	7	N/M
Other noninterest income (3)	1,177	8.3%	2,065	9.3%	(888)	(43.0)%
Total noninterest income	$14,163	100.0%	$21,910	100.0%	$(7,747)	(35.4)%

___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Includes net gain on sale of debt securities of $2.9 million and $9.2 million during the three months ended March 31, 2021 and 2020, respectively, and unrealized losses of $0.4 million and unrealized gain of $0.4 million during the three months ended March 31, 2021 and 2020, respectively, related to the change in market value of mutual funds.
(3)    Includes income from derivative transactions with customers totaling $0.2 million and $0.9 million in the three months ended March 31, 2021 and 2020, respectively. Other sources of income in the periods shown consist of rental income, income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M Means not meaningful

Three Months Ended March 31, 2021 and 2020
Total noninterest income decreased $7.7 million, or 35.4%, in the first quarter of 2021 compared to the same quarter last year, mainly due to a $7.0 million decrease in net gains on securities and lower other noninterest income The decrease in noninterest income was partially offset by higher brokerage, advisory and fiduciary fees in the first quarter of 2021 compared to the same quarter in 2020.
Other noninterest income decreased $0.9 million, or 43.0%, in the first quarter of 2021 compared to the same period last year, mainly due to a decrease of $0.7 million, or 75.0%, in income from derivative transactions with customers.
Brokerage, advisory and fiduciary activities increased $0.5 million or 11.4%, in the three months ended March 31, 2021 compared to the same period last year. This was primarily due to higher volume of customer trading activity following increased market volatility and advisory services executed during the first quarter of 2021.
Our AUMs totaled $2.02 billion at March 31, 2021, an increase of $46.5 million, or 2.4%, from $1.97 billion at December 31, 2020, primarily driven by increased market value. Net new assets in the first quarter of 2021 represent $4.1 million, or 0.2%, compared to December 31, 2020, driven by continued execution of the Company’s client-focused and relationship-centric strategy. Amerant remains focused on growing AUMs, both domestically and internationally, in efforts to further build up the franchise and strengthen the Company’s fee-driven business.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$26,427	60.6%	$29,326	65.4%	$(2,899)	(9.9)%
Occupancy and equipment	4,488	10.3%	3,803	8.5%	685	18.0%
Professional and other services fees (2)	3,784	8.7%	2,954	6.6%	830	28.1%
Telecommunications and data processing	3,727	8.5%	3,464	7.7%	263	7.6%
Depreciation and amortization	1,786	4.1%	1,959	4.4%	(173)	(8.8)%
FDIC assessments and insurance	1,755	4.0%	1,118	2.5%	637	57.0%
Other operating expenses (3)	1,658	3.8%	2,243	4.9%	(585)	(26.1)%
Total noninterest expenses	$43,625	100.0%	$44,867	100.0%	$(1,242)	(2.8)%
_______
(1)    Includes $0.5 million in connection with a Long Term Incentive Compensation Program adopted in the first quarter of 2021.
(2)    Other service fees include expense on derivative contracts.
(3)    Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended March 31, 2021 and 2020
Noninterest expense decreased $1.2 million, or 2.8%, in the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by lower salaries and employee benefits and lower other operating expenses. These decreases were partially offset by higher professional and other services fees, occupancy and equipment costs and FDIC assessments and insurance expenses in the first quarter of 2021, compared to the same period last year.
Salaries and employee benefits decreased $2.9 million, or 9.9%, in the first quarter of 2021 compared to the same period one year ago, mainly as a result of the company’s ongoing transformation and efficiency improvement efforts. The decrease in salaries and employee benefits was partially offset by an increase of $0.8 million in bonus compensation in the first quarter of 2021 compared to the same period in 2020 resulting from: (i) adjustments to the Company’s variable compensation programs, at expected performance levels, after having curtailed them during 2020 in response to the COVID-19 pandemic, and (ii) the adoption of a new long-term equity incentive compensation program in the first quarter of 2021.
Other operating expenses decreased $0.6 million, or 26.1%, in the three months ended March 31, 2021 compared to the same period last year, mainly due to lower marketing expenses and other expenses.
Professional and other services fees increased $0.8 million, or 28.1%, in the first quarter of 2021 compared to the same period one year ago. This increase was mainly driven by: (i) higher consulting fees, primarily in connection with the design of the Company’s new compensation programs, and fees in connection with renegotiation of certain contracts with vendors, and (ii) higher other professional fees.

Occupancy and equipment costs increased $0.7 million, or 18.0%, in the three months ended March 31, 2021 compared to the same period last year, mainly driven by the additional rent expense associated with the Beacon Operations Center. The Company sold its Beacon Operations Center in the fourth quarter of 2020. Following the sale of the Beacon Operations Center, the Company leased-back the property for a two-year term. In the first quarter of 2021, the rent expense linked to the Beacon Operations Center was partially offset by the absence of $0.2 million of depreciation expense recorded in the same period last year, when we still owned the property. This depreciation expense of $0.2 million is included as part of “Depreciation and amortization” in the table above.

FDIC assessments and insurance expenses increased $0.6 million, or 57.0%, in the first quarter of 2021 compared to the same period last year, mainly due to the absence of credits received in the first quarter of 2020.

Adjusted noninterest expense totaled $43.4 million in the first quarter of 2021, a decrease of $1.1 million, or 2.5%, from $44.5 million in the first quarter of 2020. Restructuring expenses totaled $0.2 million in the first quarter of 2021, a decrease of $0.1 million, or 32.2%, compared to $0.4 million in the first quarter of 2020, due to lower severance and digital transformation expenses.

We remain dedicated to finding new ways to increase efficiencies across the Company while simultaneously providing an enhanced banking experience for customers. As part of these continued efforts, the Company completed the full rollout of nCino for commercial use in the first quarter of 2021, a significant milestone in the Company's digital transformation. The Company expects to complete the rollout of nCino for Retail use in the second half of 2021. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the 2020 Form 10-K for more details.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2021	2020	2021 vs 2020
(in thousands, except effective tax rates and percentages)
Income tax expense	$3,648	$890	$2,758	309.89%
Effective income tax rate	20.15%	20.83%	(0.68)%	(3.26)%
In the first quarter of 2021, income tax expense increased to $3.6 million from $0.9 million compared to the first quarter of 2020, mainly driven by higher income before income taxes in the first quarter of 2021. As of March 31, 2021, the Company’s net deferred tax assets were $15.6 million, an increase of $3.9 million, or 33.5%, compared to $11.7 million as of December 31, 2020. This increase was mainly driven by a decrease of $15.5 million in net unrealized holding gains on available for sale securities during the first quarter of 2021.

Financial Condition - Comparison of Financial Condition as of March 31, 2021 and December 31, 2020
Assets. Total assets were flat at $7.8 billion as of March 31, 2021 compared to December 31, 2020. In the first quarter of 2021, cash and cash equivalents and other assets increased $19.1 million, or 8.9%, and $41.6 million, or 44.3%, respectively. The $41.6 million, or 44.3%, increase in other assets was mainly driven by the adoption of the new accounting guidance on leases.This increase was partially offset by a decrease of $88.6 million, or 1.5% in total loans held for investment net of the allowance for loan losses. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets, and Note 1 to our unaudited interim financial statements in this Form 10-Q for more details on the new guidance on leases.

Cash and Cash Equivalents. Cash and cash equivalents increased to $233.5 million at March 31, 2021 from $214.4 million at December 31, 2020. The increase of $19.1 million or 8.9%, was mainly attributable to higher balances at the Federal Reserve.
Cash flows provided by operating activities was $7.0 million in the three months ended March 31, 2021, mainly driven by the net income of $14.5 million recorded during the period.
Net cash provided by investing activities was $67.5 million during the three months ended March 31, 2021, mainly driven by: (i) maturities, sales, calls and paydowns of securities available for sale and FHLB stock totaling $115.1 million and $8.5 million, respectively, and (ii) a net decrease in loans of $86.4 million. These proceeds were partially offset by purchases of available for sale and held to maturity securities totaling $96.2 million and $50.3 million, respectively.
In the three months ended March 31, 2021, net cash used in financing activities was $55.4 million. These activities included: (i) a $159.4 million decrease in time deposits and (ii) the $1.9 million repurchase of shares of Class B common stock in the first quarter of 2021, under the 2021 Stock Repurchase Program. These disbursements were partially offset by a $105.9 million net increase in total demand, savings and money market deposit balances. See “—Capital Resources and Liquidity Management” for more information on the Senior Notes.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2021	December 31, 2020
(in thousands, except percentages)
Total loans, gross (1)	$5,753,794	$5,842,337
Total loans, gross / total assets	74.2%	75.2%

Allowance for loan losses	$110,940	$110,902
Allowance for loan losses / total loans, gross (1) (2)	1.93%	1.9%

Total loans, net (3)	$5,642,854	$5,731,435
Total loans, net / total assets	72.8%	73.8%
_______________
(1)    Total loans, gross are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, excluding the allowance for loan losses. At March 31, 2021, the Company had $1.0 million in loans held for sale. There were no loans held for sale at December 31, 2020.
(2)    See Note 5 of our audited consolidated financial statements in the Form 10-K for the year ended December 31, 2020 and Note 5 of these unaudited interim consolidated financial statements for more details on our impairment models.

(3)    Total loans, net are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at March 31, 2021 and December 31, 2020 is depicted in the following table:

(in thousands)	March 31, 2021	December 31, 2020
Retail (1)	$1,064,988	$1,097,329
Multifamily	722,783	737,696
Office space	368,014	390,295
Land and construction	351,502	349,800
Hospitality	191,197	191,750
Industrial and warehouse	89,768	70,465
	$2,788,252	$2,837,335
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

(in thousands)	March 31, 2021	December 31, 2020
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,713,967	$1,749,839
Multi-family residential	722,783	737,696
Land development and construction loans	351,502	349,800
	2,788,252	2,837,335
Single-family residential	536,965	543,076
Owner occupied	940,126	947,127
	4,265,343	4,327,538
Commercial loans	1,065,160	1,103,501
Loans to depository institutions and acceptances (1)	16,648	16,629
Consumer loans and overdrafts (2)	273,584	241,771
Total Domestic Loans	5,620,735	5,689,439

International Loans:
Real Estate Loans
Single-family residential (3)	88,333	96,493
Commercial loans	39,434	51,049
Loans to depository institutions and acceptances	10	7
Consumer loans and overdrafts (4)	5,282	5,349
Total International Loans	133,059	152,898
Total Loan Portfolio	$5,753,794	$5,842,337

__________________
(1)    Mostly comprised of loans secured by cash or U.S. Government securities.
(2)    Includes customers’ overdraft balances totaling $0.4 million and $0.7 million as of March 31, 2021 and December 31, 2020, respectively.
(3)    Secured by real estate properties located in the U.S.
(4)    International customers’ overdraft balances were de minimis at each of the dates presented.

As of March 31, 2021, the loan portfolio was $5.8 billion, down $87.5 million, or 1.5%, compared to December 31, 2020. Domestic loans decreased $67.7 million, or 1.2%, as of March 31, 2021, compared to December 31, 2020. The decrease in total domestic loans includes net decreases of $49.1 million, $38.3 million, $7.0 million and $5.1 million in domestic CRE loans, commercial loans, owner occupied loans and single-family residential loans, respectively. The decrease in the loan portfolio in the first quarter of 2021 is primarily attributable to loan prepayments, and lower loan production which continued to be challenged as a result of the COVID-19 pandemic despite early signs of recovery in economic activity. These decreases were partially offset by an increase of $31.8 million in domestic consumer loans. The decrease in commercial loans during the first quarter of 2021 includes PPP loan prepayments of around $111.3 million partially offset by new PPP loan originations of $81.5 million in the first quarter of 2021. The increase in consumer loans includes $61.7 million in high-yield indirect consumer loans purchased during the first quarter of 2021.
The Company originated $81.5 million in new PPP loans during the first quarter of 2021, and received $111.3 million of prepayments in connection with PPP loan forgiveness applications, in line with program guidelines. PPP loan forgiveness is provided for under the CARES Act and consists of full payment by the Small Business Administration of the unpaid principal balance and accrued interest after loan forgiveness to eligible borrowers has been approved. As of March 31, 2021, total PPP loans outstanding were $164.8 million, or 2.9% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020.
As of March 31, 2021, loans under syndication facilities were $442.9 million, a decline of $5.2 million, or 1.2%, compared to $448.1 million at December 31, 2020. As of March 31, 2021, syndicated loans that financed highly leveraged transactions were $22.1 million, or 0.1%, of total loans, compared to $19.2 million, or 0.3%, of total loans as of December 31, 2020.
Loans to international customers, primarily from Latin America, declined $19.8 million, or 13.0%, during the first quarter of 2021 compared to December 31, 2020.
Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	March 31, 2021		December 31, 2020
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$77,600	1.0%	$86,930	1.1%
Other (3)	55,459	0.7%	65,968	0.9%
Total	$133,059	1.7%	$152,898	2.0%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $13.1 million and $13.3 million as of March 31, 2021 and December 31, 2020, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $77.5 million and $86.7 million as of March 31, 2021 and December 31, 2020, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	March 31, 2021				December 31, 2020
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$417	$6,799	$70,384	$77,600	$420	$7,199	$79,311	$86,930
Other (2)	5,974	15,200	34,285	55,459	16,098	15,226	34,644	65,968
Total (3)	$6,391	$21,999	$104,669	$133,059	$16,518	$22,425	$113,955	$152,898
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $77.5 million and $86.7 million as of March 31, 2021 and December 31, 2020, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $13.1 million and $13.3 million as of March 31, 2021 and December 31, 2020, respectively.

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

	March 31, 2021		December 31, 2020
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$48,291	48.0%	$50,227	48.2%
Commercial	49,084	37.8%	48,035	38.0%
Financial institutions	—	0.3%	—	0.3%
Consumer and others (1)	11,812	11.6%	10,729	6.9%
	109,187	97.7%	108,991	97.4%

International Loans (2)
Commercial	118	0.7%	95	0.9%
Financial institutions	1	—%	1	—%
Consumer and others (1)	1,634	1.6%	1,815	1.7%
	1,753	2.3%	1,911	2.6%

Total Allowance for Loan Losses	$110,940	100.0%	$110,902	100.0%
% of Total Loans	1.93%		1.90%
__________________
(1)     Includes mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the first quarter of 2021, the changes in the allocation of the ALL were driven by loan composition changes, primarily as a result of: (i) the increase in domestic consumer loans in the first quarter of 2021, and (ii) the reduction of the CRE portfolio in the first quarter of 2021. In addition, the change in allocation of the ALL in the first quarter of 2021, includes changes in the allocation of the loan loss provisions due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mainly domestic real estate, commercial and consumer. The ALL associated with the COVID-19 pandemic was $10.5 million as of March 31, 2021, a decrease from $14.8 million as of December 31, 2020.

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

	March 31, 2021	December 31, 2020
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$8,515	$8,219
Multi-family residential	11,369	11,340
	19,884	19,559
Single-family residential	8,622	8,778
Owner occupied	12,527	12,815
	41,033	41,152
Commercial loans (2)	45,282	44,205
Consumer loans and overdrafts	256	219
Total Domestic	86,571	85,576

International Loans: (3)
Real Estate Loans
Single-family residential	2,192	1,889
Consumer loans and overdrafts	14	14
Total International	2,206	1,903
Total Non-Accrual Loans	$88,777	$87,479

Past Due Accruing Loans (4)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$743	$—
Owner occupied	—	220
Consumer loans and overdrafts	3	1
Total Domestic	746	221

International Loans:
Real Estate Loans
Single-family residential	—	—
Consumer loans and overdrafts	—	—
Total International	—	—
Total Past Due Accruing Loans	$746	$221

Total Non-Performing Loans	$89,523	$87,700
Other Real Estate Owned	400	427
Total Non-Performing Assets	$89,923	$88,127
__________________

(1)    Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of March 31, 2021 and December 31, 2020, non-performing TDRs include $9.8 million and $8.4 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2)    As of March 31, 2021 and December 31, 2020, includes a $19.6 million commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as a result of the deterioration of this commercial relationship.
(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At March 31, 2021, non-performing assets increased $1.8 million, or 2.0%, compared to December 31, 2020.This was primarily driven by the placement in nonaccrual status of: (i) three commercial loans totaling $1.7 million; (ii) two single-family loans totaling $1.2 million, and (iii) two owner occupied loan loans totaling $1.4 million. These increases were partially offset by loan paydowns and payoffs during the first quarter of 2021.

We recognized no interest income on nonaccrual loans during the three months ended March 31, 2021 and 2020. Additional interest income that we would have recognized on these loans had they been performing in accordance with their original terms in the three months ended March 31, 2021 and 2020 was $0.8 million and $0.4 million, respectively.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2021				December 31, 2020
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$45,206	$5,684	$3,576	$54,466	$46,872	$4,994	$3,969	$55,835
Multi-family residential	—	11,369	—	11,369	—	11,340	—	11,340
Land development and construction loans	—	—	—	—	7,164	—	—	7,164
	45,206	17,053	3,576	65,835	54,036	16,334	3,969	74,339
Single-family residential	—	10,814	—	10,814	—	10,667	—	10,667
Owner occupied	21,045	12,627	—	33,672	22,343	12,917	—	35,260
	66,251	40,494	3,576	110,321	76,379	39,918	3,969	120,266
Commercial loans (2)	43,313	21,045	25,917	90,275	42,434	21,152	23,256	86,842
Consumer loans and overdrafts	—	298	—	298	—	238	—	238
	$109,564	$61,837	$29,493	$200,894	$118,813	$61,308	$27,225	$207,346
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) As of March 31, 2021 and December 31, 2020, includes $19.6 million in a commercial relationship placed in nonaccrual status and downgraded during the second quarter of 2020. As of March 31, 2021 and December 31, 2020, Substandard loans include $7.3 million, and doubtful loans include $12.3 million, related to this commercial relationship. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as a result of the deterioration of this commercial relationship.

Classified loans, which includes substandard and doubtful loans, totaled $91.3 million at March 31, 2021, compared to $88.5 million and $36.4 million at December 31, 2020. This increase of $2.8 million, or 3.2%, compared to December 31, 2020 was primarily driven by the downgrade of four commercial loans totaling $3.2 million, two single-family loans totaling $1.2 million, and one CRE loan of $0.7 million. These increases were partially offset by loan paydowns and payoffs during the first quarter of 2021.

Special mention loans as of March 31, 2021 totaled $109.6 million, a decrease of $9.2 million, or 7.8%, from $118.8 million as of December 31, 2020. This decrease was primarily due to paydowns and payoffs of approximately $10.2 million and the downgrade of one commercial loan totaling $1.6 million to substandard, partially offset by the downgrade of one $2.8 million commercial loan relationship to special mention. All special mention loan remained current at March 31, 2021.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including deferral and/or forbearance options. These programs continued throughout 2020 and in the first quarter of 2021. Loans which have been modified under these programs totaled $1.1 billion as of March 31, 2021. As of March 31, 2021, $62.1 million, or 1.1% of total loans, were still under the deferral and/or forbearance period, an increase from $43.4 million, or 0.7% at December 31, 2020. This increase was primarily due to new modifications granted to two CRE retail loans in New York totaling $37.1 million and one multifamily loan in New York totaling $2.4 million, partially offset by $20.7 million in loans that resumed regular payments after deferral and/or forbearance periods ended. The Company began to selectively offer additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. The aforementioned $62.1 million includes $19.8 million of loans that mature in the second quarter of 2021, $5.2 million that mature in the third quarter of 2021, and $37.1 million that mature in first quarter of 2022. Additionally, 99.5% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 68.2%. All loans that have moved out of forbearance status have resumed regular payments. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

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

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2021 and December 31, 2020, are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$—	$744
Owner occupied	100	102
	100	846
Commercial loans	1,676	198
Consumer loans and overdrafts (1)	29	—
	$1,805	$1,044
__________
(1) Corresponds to international consumer loans.

At March 31, 2021, total potential problem loans increased $0.8 million, or 72.9%, compared to December 31, 2020. The increase was mainly due to one commercial loan of $1.5 million downgraded to the substandard classification in the first quarter of 2021. This commercial loan remained current and in accrual status at March 31, 2021. The increase in potential problem loans was partially offset by one owner-occupied loan of $0.7 million that became non-performing in the first quarter of 2021.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2021 and December 31, 2020. The book value for debt securities classified as available for sale and equity securities represents fair value and the book value for debt securities classified as held to maturity represents amortized cost.

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government agency debt	$216,075	15.7%	$204,578	14.9%
U.S. government-sponsored enterprise debt	610,703	44.5%	661,335	48.1%
Corporate debt (1) (2)	345,574	25.1%	301,714	22.0%
U.S. Treasury debt	2,510	0.2%	2,512	0.2%
Municipal bonds	15,339	1.1%	54,944	4.0%
	$1,190,201	86.6%	$1,225,083	89.2%

Debt securities held to maturity (3)	$104,657	7.6%	$58,127	4.2%

Equity securities with readily determinable fair value not held for trading (4)	23,965	1.7%	24,342	1.8%

Other securities (5):	$56,469	4.1%	$65,015	4.8%
	$1,375,292	100.0%	$1,372,567	100.0%
__________________
(1)     March 31, 2021 and December 31, 2020 include $16.4 million and $17.1 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities’ issuers were from Canada and Japan in three different sectors at March 31, 2021 and December 31, 2020.The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of March 31, 2021 and December 31, 2020, debt securities in the financial services sector issued by domestic corporate entities represent 2.9% and 2.7% of our total assets, respectively.
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

As of March 31, 2021, total securities decreased by $2.7 million, or 0.2%, to $1.4 billion compared to December 31, 2020. This decrease in the first quarter of 2021, was mainly driven by maturities, sales and calls totaling $127.3 million, mainly debt securities available for sale. These results were partially offset by purchases of $146.5 million, including the purchase of $96.2 million in debt securities available for sale and the purchase of $50.3 million in debt securities held to maturity.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2021 and December 31, 2020. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

March 31, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$610,703	2.39%	$2,484	2.21%	$42,804	2.35%	$62,511	2.92%	$502,904	2.33%	$—	—%
Corporate debt-domestic	329,207	3.45%	9,577	1.60%	102,320	2.40%	196,518	4.02%	20,792	4.14%	—	—%
U.S. Government agency debt	216,075	2.06%	77	3.12%	10,155	1.95%	16,461	1.68%	189,382	2.10%	—	—%
Municipal bonds	15,339	2.83%	—	—%	—	—%	12,252	2.84%	3,087	2.79%	—	—%
Corporate debt-foreign	16,367	2.88%	3,418	1.21%	1,559	0.95%	11,390	3.64%	—	—%	—	—%
U.S. treasury securities	2,510	0.34%	1,010	0.56%	1,500	0.19%	—	—%	—	—%	—	—%
	$1,190,201	2.63%	$16,566	1.55%	$158,338	2.32%	$299,132	3.60%	$716,165	2.32%	$—	—%

Debt securities held to maturity	$104,657	2.30%	$—	—%	$14,916	2.50%	$11,353	2.92%	$78,388	2.17%	$—	—%

Equity securities with readily determinable fair value not held for trading	23,965	1.26%	—	—	—	—	—	—	—	—	23,965	1.26%

Other securities	$56,469	4.23%	$—	—%	$—	—%	$—	—%	$—	—%	$56,469	4.23%
	$1,375,292	2.65%	$16,566	1.55%	$173,254	2.34%	$310,485	3.57%	$794,553	2.31%	$80,434	3.34%

December 31, 2020
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	661,335	2.41%	2,512	0.53%	19,859	2.23%	92,259	2.77%	546,705	2.37%	—	—%
Corporate debt-domestic	284,645	3.52	7,664	2.02	99,741	2.22	169,264	4.29	7,976	4.74	—	—
U.S. government agency debt	204,578	2.03	153	2.11	11,581	1.92	15,967	1.76	176,877	2.06	—	—
U.S. Treasury debt securities	2,512	0.34	—	—	2,512	0.34	—	—	—	—	—	—
Municipal bonds	54,944	2.86	—	—	—	—	35,840	3.02	19,104	2.55	—	—
Corporate debt-foreign	17,069	0.55	2,665	1.26	2,562	1.03	11,842	0.28	—	—	—	—
	1,225,083	2.59	12,994	1.58	136,255	2.14	325,172	3.45	750,662	2.33	—	—

Debt securities held to maturity	58,127	2.20	—	—	—	—	11,409	2.92	46,718	2.02	—	—

Equity securities with readily determinable fair value not held for trading	24,342	1.52%	—	—	—	—	—	—	—	—	24,342	1.52%

Other securities	65,015	4.39	—	—	—	—	—	—	—	—	65,015	4.39
	$1,372,567	2.64%	$12,994	1.58%	$136,255	2.14%	$336,581	3.43%	$797,380	2.31%	$89,357	3.61%

The investment portfolio’s average duration was 3.4 years at March 31, 2021 and 2.4 years at December 31, 2020. The increase in duration was mainly due to lower expected prepayments and longer-duration securities purchased during the first quarter of 2021.

Liabilities
Total liabilities were $7.0 billion at March 31, 2021, a decrease of $21.4 million, compared to December 31, 2020. This was primarily driven by $53.6 million, or 0.9%, in lower total deposits. This decrease was partially offset by an increase in other liabilities of $32.1 million. or 38.6%, mainly as a result of the adoption of the new accounting guidance on leases. See Note 1– Financial Information for additional information.

Deposits
Total deposits were $5.7 billion at March 31, 2021, a decrease of $53.6 million, or 0.9%, compared to December 31, 2020. The decline in deposits in the three months ended March 31, 2021 was mainly driven by decreases of $159.4 million, or 7.8%, in time deposits and $93.6 million, or 5.9%, in savings and money market deposit accounts. This was partially offset by: (i) an increase of $105.4 million, or 12.1%, in noninterest bearing transaction accounts, including and estimate of $77.8 million in PPP-related deposits, and (ii) an increase of $94.1 million, or 7.6% in interest bearing transaction accounts. The decline in time deposits was primarily attributable to a $159.6 million, or 10.3%, reduction in customer CDs compared to December 31, 2020, as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. This decline in customer CDs includes a $48.1 million, or 24.2%, reduction in online CD balances. During the first quarter of 2021 brokered deposits also decreased $81.9 million, or 12.9%, as the Company continued to focus on reduced reliance on this source of funding.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2021	December 31, 2020	Amount	%
Deposits
Domestic (1) (2)	$3,175,522	$3,202,936	$(27,414)	(0.9)%
Foreign:
Venezuela (3)	2,088,519	2,119,412	(30,893)	(1.5)%
Others (4)	414,038	409,295	4,743	1.2%
Total foreign	2,502,557	2,528,707	(26,150)	(1.0)%
Total deposits	$5,678,079	$5,731,643	$(53,564)	(0.9)%
_________________
(1)    Includes brokered deposits of $552.6 million and $634.5 million at March 31, 2021 and December 31, 2020, respectively.
(2)    Domestic deposits, excluding brokered, were up $54.5 million or 2.1%, compared to December 31, 2020.
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

Our domestic deposits decreased $27.4 million, or 0.9%, in the first quarter of 2021. However, domestic deposits increased almost every year since 2014 to 2020, while our total foreign deposits, especially deposits from Venezuelan residents, declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers.

During the three months ended March 31, 2021, deposits from customers domiciled in Venezuela decreased by $30.9 million, or 1.5%, to $2.1 billion, compared to December 31, 2020. During the first quarter of 2021, foreign deposits, which include deposits from other countries in addition to Venezuela, decreased by $26.2 million or 1.0%. In the first quarter of 2021, deposits from Venezuela remained pressured mainly by the continued outflow of funds from our Venezuelan customers as difficult conditions in their country persist.

Core Deposits
Our core deposits were $3.8 billion and $3.7 billion as of March 31, 2021 and December 31, 2020, respectively. Core deposits represented 66.9% and 64.4% of our total deposits at those dates, respectively.
Brokered Deposits
We utilize brokered deposits and, as of March 31, 2021, we had $552.6 million in brokered deposits, which represented 9.7% of our total deposits at that date. As of March 31, 2021, brokered deposits were down $81.9 million, or 12.9%, compared to $634.5 million as of December 31, 2020, mainly due to a decline in third-party interest bearing brokered deposits. As of March 31, 2021, and December 31, 2020, brokered deposits included time deposits of $494.3 million and $494.2 million, respectively, and third party interest bearing deposits of $58.2 million and $140.3 million, respectively.The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
At March 31, 2021 and December 31, 2020, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included ten and eleven deposit relationships, respectively, with total balances of $299.3 million and $349.0 million, respectively. The decline in the balance of these deposits was mainly driven by a reduction of third-party interest bearing brokered deposits.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands, except percentages)
Less than 3 months	$374,800	33.4%	$433,918	34.6%
3 to 6 months	206,863	18.4%	261,683	20.8%
6 to 12 months	250,598	22.3%	241,367	19.2%
1 to 3 years	273,852	24.4%	268,934	21.4%
Over 3 years	15,654	1.5%	49,948	4.0%
Total	$1,121,767	100.0%	$1,255,850	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at March 31, 2021 correspond to FHLB advances.There were no outstanding short-term borrowings at December 31, 2020.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the three months ended March 31, 2021 and for the year ended December 31, 2020. There were no repurchase agreements outstanding as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
(in thousands, except percentages)
Outstanding at period-end	$50,000	$—
Average amount	16,667	83,750
Maximum amount outstanding at any month-end	50,000	300,000
Weighted average interest rate:
During period	0.65%	1.45%
End of period	0.65%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2021	2020
(in thousands, except percentages and per share data)
Net income	$14,459	$3,382
Basic earnings per common share	0.38	0.08
Diluted earnings per common share (1)	0.38	0.08

Average total assets	$7,746,259	$7,951,344
Average stockholders' equity	785,061	844,200
Net income / Average total assets (ROA)	0.76%	0.17%
Net income / Average stockholders' equity (ROE)	7.47%	1.61%
Average stockholders' equity / Average total assets ratio	10.13%	10.62%

Adjusted net income (2)	$14,651	$3,662
Adjusted earnings per common share (2)	0.39	0.09
Adjusted earnings per diluted common share (2)	0.39	0.09

Adjusted net income / Average total assets (Adjusted ROA) (2)	0.77%	0.19%
Adjusted net income / Average stockholders' equity (Adjusted ROE) (2)	7.57%	1.74%
__________________
(1)Potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units. During the three months ended March 31, 2021 and 2020, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.
(2)See “Selected Financial Information” for an explanation of certain non-GAAP financial measures and see “Non-GAAP Financial Measures Reconciliation” for a reconciliation of the non-GAAP financial measures to their GAAP counterparts.
During the three months ended March 31, 2021, basic and diluted earnings per share increased as a result of higher net income earned compared to the same period one year ago. .

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
Stockholders’ equity was $785.0 million as of March 31, 2021, an increase of $1.6 million, or 0.2%, compared to $783.4 million as of December 31, 2020. This increase was primarily driven by $14.5 million of net income in the first quarter of 2021, partially offset by $18.6 million decrease in AOCI primarily as a result of lower valuation of the Company’s debt securities available for sale as a result of market increases in long-term yield curves.
Class B Common Stock Repurchases and Cancellation of Treasury Shares
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 stock repurchase program”). Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice. During the three months ended March 31, 2021, the Company repurchased an aggregate of 116,037 shares of Class B common stock at a weighted average price per share of $15.98 under the 2021 Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $1.9 million, including transaction costs. In the first quarter of 2021, the Company’s Board of Directors authorized the cancellation of those 116,037 shares of Class B common stock.
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
Liquidity Management.
At March 31, 2021 and December 31, 2020, the Company had $1.05 billion of outstanding advances from the FHLB. At March 31, 2021 and December 31, 2020, we had an additional $1.3 billion available borrowing capacity under FHLB facilities. In the first quarter of 2021, there were no repayments of FHLB advances or additional borrowings from this source.There were no other borrowings as of March 31, 2021 and December 31, 2020.
We also have available uncommitted federal funds lines with several banks, and had $70.0 million of availability under these lines at March 31, 2021 and December 31, 2020.

On June 23, 2020, the Company completed a $60.0 million offering of Senior Notes with a coupon rate of 5.75% and due 2025. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the 2020 Form 10-K for more details.
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $39.7 million as of March 31, 2021 and $43.0 million as of December 31, 2020, in funds available to service its Senior Notes and for general corporate purposes, as a separate stand-alone entity. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $17.7 million as of March 31, 2021 and $16.6 million as of December 31, 2020, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
We have not provided summarized financial information for the Company and Amerant Florida as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.
Redemption of Junior Subordinated Debentures
On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the 2020 Form 10-K for more details.
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in the Form 10-K for the year ended December 31, 2020.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital ratio	$890,585	14.12%	$504,427	8.00%	$630,534	10.00%
Tier 1 capital ratio	811,348	12.87%	378,320	6.00%	504,427	8.00%
Tier 1 leverage ratio	811,348	10.54%	307,925	4.00%	384,906	5.00%
Common Equity Tier 1 (CET1)	750,257	11.90%	283,740	4.50%	409,847	6.50%

December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
Common Equity Tier 1 (CET1)	736,930	11.73%	282,635	4.50%	408,251	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital ratio	$890,909	14.13%	$504,267	8.00%	$630,334	10.00%
Tier 1 capital ratio	811,696	12.88%	378,200	6.00%	504,267	8.00%
Tier 1 leverage ratio	811,696	10.55%	307,785	4.00%	384,731	5.00%
Common Equity Tier 1 (CET1)	811,696	12.88%	283,650	4.50%	409,717	6.50%

December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
Common Equity Tier 1 (CET1)	794,257	12.65%	282,495	4.50%	408,049	6.50%

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 17 to our audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$761,378	$763,880
Letters of credit	10,345	11,157
	$771,723	$775,037

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
For our critical accounting policies and estimates disclosure, see the Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2020.
Recently Issued Accounting Pronouncements. Except as discussed below, there are no recently issued accounting pronouncements that have recently been adopted by us. For a description of accounting standards issued that are pending adoption, see Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s interim consolidated financial statements in this Form 10-Q.

Effective January 1, 2021, the Company adopted the new accounting guidance on leases on a prospective basis, which resulted in the recognition of approximately $54.5 million of lease assets and approximately $55.0 million of lease liabilities. See Note 1– Financial Information for additional information.

Effective January 1, 2021, the Company adopted the new accounting guidance on accounting for targeted improvements to accounting for hedging activities, which did not have an effect on the Company’s consolidated financial statements. See Note 1– Financial Information for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management. There have been no material changes in our market risk exposure as compared to those discussed in our Form 10-K, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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
ITEM 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
January 1 - January 31	—	$—	—	$40,000,000
February 1 - February 28	—	—	—	40,000,000
March 1 - March 31	116,037	15.98	116,037	38,145,316
Total	116,037	$15.98	116,037	$38,145,316

(1) On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”). Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice. As of March 31, 2021, the Company had repurchased a total of $1.9 million or 116,037 shares of Class B common stock at an average price of $15.98 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated January 14, 2021, between Amerant Bank, N.A., Amerant Bancorp Inc. and Gerald P. Plush (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2021).
10.2
Termination of Employment Agreement, dated January 20, 2021, between Amerant Bank, N.A., Amerant Bancorp Inc. and Millar Wilson (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 21, 2021).

10.3	Consulting Agreement, entered February 16, 2021, between Amerant Bank, N.A. and Millar Wilson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 18, 2021).
10.4
Form of Performance Based Restricted Stock Unit Agreement under the Company's 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 18, 2021).

10.5	Form of Restricted Stock Unit Agreement under the Company's 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 18, 2021).
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Vice-Chairman and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Vice-Chairman and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	May 7, 2021	By:	/s/ Gerald P. Plush
Gerald P. Plush
Vice-Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)