Form 10-Q
period 2021-06-30
Amerant Bancorp Inc.
filed 2021-07-30
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of Outstanding as of July 26, 2021
Class A Common Stock, $0.10 par value per share	29,010,321 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	8,471,120 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2021

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$45,198	$30,179
Interest earning deposits with banks	126,314	184,207
Cash and cash equivalents	171,512	214,386
Securities
Debt securities available for sale	1,194,068	1,225,083
Debt securities held to maturity	93,311	58,127
Trading securities	198	—
Equity securities with readily determinable fair value not held for trading	23,988	24,342
Federal Reserve Bank and Federal Home Loan Bank stock	47,675	65,015
Securities	1,359,240	1,372,567
Mortgage loans held for sale (at fair value)	1,775	—
Loans held for investment, gross	5,606,773	5,842,337
Less: Allowance for loan losses	104,185	110,902
Loans held for investment, net	5,502,588	5,731,435
Bank owned life insurance	220,271	217,547
Premises and equipment, net	108,708	109,990
Deferred tax assets, net	13,516	11,691
Goodwill	19,506	19,506
Accrued interest receivable and other assets	135,728	93,771
Total assets	$7,532,844	$7,770,893
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,065,622	$872,151
Interest bearing	1,293,626	1,230,054
Savings and money market	1,682,619	1,587,876
Time	1,633,041	2,041,562
Total deposits	5,674,908	5,731,643
Advances from the Federal Home Loan Bank	808,614	1,050,000
Senior notes	58,736	58,577
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Accounts payable, accrued liabilities and other liabilities	127,340	83,074
Total liabilities	6,733,776	6,987,472
Contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 29,028,672 shares issued and outstanding (2020 - 28,806,344 shares issued and outstanding)	2,904	2,882
Class B common stock, $0.10 par value, 100 million shares authorized; 8,534,120 shares issued and outstanding (2020: 9,036,352 shares issued and outstanding)	853	904
Additional paid in capital	299,547	305,569
Retained earnings	472,823	442,402
Accumulated other comprehensive income	23,758	31,664
Total stockholders' equity before noncontrolling interest	799,885	783,421
Noncontrolling interest	(817)	—
Total stockholders' equity	799,068	783,421
Total liabilities and stockholders' equity	$7,532,844	$7,770,893
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest income
Loans	$53,612	$53,483	$106,383	$113,271
Investment securities	7,499	10,628	15,006	21,693
Interest earning deposits with banks	62	56	113	518
Total interest income	61,173	64,167	121,502	135,482

Interest expense
Interest bearing demand deposits	123	104	236	239
Savings and money market deposits	945	1,569	1,925	4,835
Time deposits	6,327	12,406	13,687	25,890
Advances from the Federal Home Loan Bank	2,255	3,110	5,013	7,522
Senior notes	942	84	1,884	84
Junior subordinated debentures	609	571	1,216	1,360
Securities sold under agreements to repurchase	1	—	1	—
Total interest expense	11,202	17,844	23,962	39,930
Net interest income	49,971	46,323	97,540	95,552
(Reversal of) provision for loan losses	(5,000)	48,620	(5,000)	70,620
Net interest income (loss) after (reversal of) provision for loan losses	54,971	(2,297)	102,540	24,932

Noninterest income
Deposits and service fees	4,284	3,438	8,390	7,728
Brokerage, advisory and fiduciary activities	4,431	4,325	9,034	8,458
Change in cash surrender value of bank owned life insurance	1,368	1,427	2,724	2,841
Securities gains, net	1,329	7,737	3,911	17,357
Cards and trade finance servicing fees	388	273	727	668
Loss on early extinguishment of advances from the Federal Home Loan Bank, net	(2,488)	(66)	(2,488)	(73)
Other noninterest income	6,422	2,619	7,599	4,684
Total noninterest income	15,734	19,753	29,897	41,663

Noninterest expense
Salaries and employee benefits	30,796	21,570	57,223	50,896
Occupancy and equipment	5,342	4,220	9,830	8,023
Telecommunication and data processing	3,515	3,157	7,242	6,621
Professional and other services fees	4,693	3,965	8,477	6,919
Depreciation and amortization	1,872	1,960	3,658	3,919
FDIC assessments and insurance	1,702	1,240	3,457	2,358
Other operating expenses	3,205	628	4,863	2,871
Total noninterest expenses	51,125	36,740	94,750	81,607
Income (loss) before income tax expense (benefit)	19,580	(19,284)	37,687	(15,012)
Income tax (expense) benefit	(4,435)	4,005	(8,083)	3,115
Net income (loss) before attribution of noncontrolling interest	15,145	(15,279)	29,604	(11,897)
Noncontrolling interest	(817)	—	(817)	—
Net income (loss) attributable to Amerant Bancorp Inc.	$15,962	$(15,279)	$30,421	$(11,897)
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$4,937	$9,361	$(4,529)	$36,063
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(29)	(160)	7	(1,674)
Reclassification adjustment for items included in net income	(1,059)	(5,591)	(3,384)	(12,896)
Other comprehensive income (loss)	3,849	3,610	(7,906)	21,493
Comprehensive income (loss)	$19,811	$(11,669)	$22,515	$9,596

Earnings Per Share (Note 18):
Basic earnings (loss) per common share	$0.43	$(0.37)	$0.81	$(0.28)
Diluted earnings (loss) per common share	$0.42	$(0.37)	$0.81	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2021

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B

Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Repurchase of Class B common stock	—	(116,037)	—	—	—	(1,855)	—	—	(1,855)	—	(1,855)
Treasury stock retired	—	—	—	(12)	(1,843)	1,855	—	—	—	—	—
Restricted stock issued	196,015	—	22	—	(22)	—	—	—	—	—	—
Restricted stock surrendered	(713)	—	—	—	(13)	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	757	—	—	—	757	—	757
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	14,459	—	14,459	—	14,459
Other comprehensive loss	—	—	—	—	—	—	—	(11,755)	(11,755)	—	(11,755)
Balance at March 31, 2021	29,001,646	8,920,315	$2,904	$892	$304,448	$—	$456,861	$19,909	$785,014	$—	$785,014
Repurchase of Class B common stock	—	(386,195)	—	—	—	(6,540)	—	—	(6,540)	—	(6,540)
Treasury stock retired	—	—	—	(39)	(6,501)	6,540	—	—	—	—	—
Restricted stock forfeited	(7,270)	—	(2)	—	2	—	—	—	—	—	—
Restricted stock units vested	33,780	—	2	—	(2)	—	—	—	—	—	—
Performance share units vested	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(1,213)	—	—	—	(26)	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	—	—	1,626	—	—	—	1,626	—	1,626
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	15,962	—	15,962	—	15,962
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(817)	(817)
Other comprehensive income	—	—	—	—	—	—	—	3,849	3,849	—	3,849
Balance at June 30, 2021	29,028,672	8,534,120	$2,904	$853	$299,547	$—	$472,823	$23,758	$799,885	$(817)	$799,068

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss) before attribution of noncontrolling interest	$29,604	$(11,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Reversal of) provision for loan losses	(5,000)	70,620
Net premium amortization on securities	6,999	7,448
Depreciation and amortization	3,658	3,919
Stock-based compensation expense	2,383	1,142
Change in cash surrender value of bank owned life insurance	(2,724)	(2,841)
Securities gains, net	(3,911)	(17,357)
Gains on sale of loans, net	(3,806)	—
Deferred taxes and others	1,225	(16,934)
Loss on early extinguishment of advances from the FHLB, net	2,488	73
Net increase in mortgage loans held for sale (at fair value)	(1,775)	—
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,224)	(6,551)
Accounts payable, accrued liabilities and other liabilities	4,103	(652)
Net cash provided by operating activities	32,020	26,970

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(214,273)	(293,027)
Held to maturity securities	(50,274)	—
Federal Home Loan Bank stock	(19)	(8,538)
	(264,566)	(301,565)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	232,518	383,073
Held to maturity	14,733	7,886
Federal Home Loan Bank stock	17,360	16,486
	264,611	407,445
Net decrease (increase) in loans	131,882	(146,318)
Proceeds from loan sales	105,771	15,235
Net purchases of premises and equipment and others	(2,268)	(3,331)
Cash paid in business acquisition	(1,037)	—
Net cash provided by (used in) investing activities	234,393	(28,534)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	351,786	253,821
Net (decrease) increase in time deposits	(408,521)	13,738
Proceeds from Advances from the Federal Home Loan Bank	285,500	700,000
Repayments of Advances from the Federal Home Loan Bank	(529,618)	(885,073)
Proceeds from issuance of Senior Notes, net of issuance costs	—	58,412
Redemption of junior subordinated debentures	—	(28,068)
Repurchase of common stock - Class B	(8,395)	(15,239)
Common stock retired to cover tax withholding	(39)	(2)
Net cash (used in) provided by financing activities	(309,287)	97,589
Net increase in cash and cash equivalents	(42,874)	96,025

Cash and cash equivalents
Beginning of period	214,386	121,324
End of period	$171,512	$217,349
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid:
Interest	$26,106	$41,037
Income taxes	8,398	948
Initial recognition of operating lease right-of-use assets	55,670	—
Initial recognition of operating lease liabilities	56,024	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”), is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 51% owned mortgage lending company domiciled in Florida, and Elant Bank & Trust (the “Cayman Bank”), a bank and trust company domiciled in the Cayman Islands acquired in November 2019.

In March 2021, the Bank and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”) received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor, effective on April 1, 2021. The Company completed the merger of Amerant Trust with and into the Bank on April 1, 2021.

In May 2021, the Company incorporated a new wholly owned subsidiary, Amerant SPV, LLC (“Amerant SPV”) with the purpose of investing and acquiring non-controlling interests in companies, including fintech and specialty finance companies.

The Company’s Class A common stock, par value $0.10 per common share, and Class B common stock, par value $0.10 per common share, are listed and trade on the Nasdaq Global Select Market under the symbols “AMTB” and “AMTBB,” respectively.

Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities. As part of these efforts, the Company decided to cease the origination of loans in New York and closed its New York City loan production office (the “NY LPO”). In addition, the Company decided to outsource the internal audit function and eliminated various other support positions. Additionally, the Company’s Chief Operating Officer (“COO”) stepped down from his position on June 30, 2021. Severance costs resulting from these events were approximately $3.3 million in the second quarter of 2021. Severance costs were mostly recorded in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income.. Additionally, in the second quarter of 2021, the Company recorded a $0.8 million right-of-use asset (“ROUA”) impairment associated with the closing of the NY LPO. The impairment was recorded in “occupancy and equipment expense” in the Company’s consolidated statement of operations and comprehensive income..
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Acquisition
On May 12, 2021 (the “Acquisition Date”), Amerant Mortgage completed the acquisition of First Mortgage Company (“FMC”). Amerant Mortgage and FMC were ultimately merged, allowing Amerant Mortgage to operate its business nationally with direct access to federal housing agencies. We refer to these transactions as the “FMC Acquisition”. The FMC Acquisition was recorded as a business acquisition using the acquisition method of accounting. The purchase price of approximately $1.0 million was paid in cash and represented the fair value of $0.5 million in mortgage servicing rights (“MSR”) acquired, plus a premium of $0.5 million. No liabilities were assumed in the transaction. The Company allocated the premium paid on the purchase to an indefinite-lived intangible license which was recorded at its fair value of $0.5 million as of the Acquisition Date. The MSRs and premium assigned to an intangible asset were recorded in “Other assets” in the consolidated balance sheets. The transaction resulted in no goodwill.
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
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or PPP, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. As of June 30, 2021, total PPP loans were $23.6 million, or 0.4% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. The Company estimates as of June 30, 2021, there were $131.4 million of deposits related to the PPP compared to $95.4 million as of December 31, 2020. On May 4, 2021, the Company entered into an agreement to sell to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on the sale of approximately $3.8 million. The Company did not retain loan servicing rights.
Loan Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the first quarter of 2021, the Company also began to selectively offer additional temporary loan modifications that allowed it to extend the deferral and/or forbearance period beyond 180 days. Loans which have been modified under these programs totaled $1.1 billion as of June 30, 2021 and December 31, 2020. As of June 30, 2021, modified loans totaling $54.4 million, or 1.0% of total ($43.4 million, or 0.7%, at December 31, 2020), were still under the deferral and/or forbearance period. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered troubled debt restructurings, or TDRs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
b) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 and the accompanying footnote disclosures for the Company, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”), on March 19, 2021 (the “Form 10-K”).
For a complete summary of our significant accounting policies, please see Note 1 to the Company’s audited consolidated financial statements in the Company’s annual report on the Form 10-K.
Non-Controlling Interest
Non-controlling interests on the consolidated financial statements include a 49% non-controlling interest of Amerant Mortgage. The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets and separately as net loss attributable to non-controlling interests on the consolidated statement of operations and comprehensive income.
Mortgage Loans Held for Sale
Mortgage loans originated for sale are carried at fair value, with changes in fair value recognized in current period earnings. The fair value is measured on an individual loan basis using quoted market prices and when not available, comparable market value or discounted cash flow analysis may be utilized. Gains and losses on loan sales are recognized in other noninterest income in the consolidated statements of operations and comprehensive income.
Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans, either when the mortgage loans are sold and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. The Company has elected to measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive income.

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
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, and where our principal place of business is located or where we and our customers do business, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate or may be reinstated in the future. While most of these measures and restrictions have been lifted and businesses have begun to reopen, the Company cannot predict whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Leases
In December 2018, the Financial Accounting Standards Board (“FASB”) issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases. The amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs, and (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a ROUA and a lease liability for most leases within the scope of the guidance. The Company adopted this standard on January 1, 2021 using the modified retrospective transition approach. Upon adoption of this standard, the Company recorded an ROUA and a lease liability of $54.5 million and $54.0 million, respectively, which are presented in other assets and other liabilities as of June 30, 2021, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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

2. Interest Earning Deposits with Banks
At June 30, 2021 and December 31, 2020, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $126 million and $184 million, respectively. At June 30, 2021 and December 31, 2020, the average interest rate on these deposits was approximately 0.10% and 0.31%, respectively. These deposits mature within one year.

3.Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$530,324	$14,580	$(1,321)	$543,583
Corporate debt securities	348,370	13,076	(720)	360,726
U.S. government agency debt securities	283,187	3,474	(2,256)	284,405
U.S. treasury securities	2,503	4	—	2,507
Municipal bonds	2,707	140	—	2,847
Total debt securities available for sale (1)	$1,167,091	$31,274	$(4,297)	$1,194,068
__________________
(1)As of June 30, 2021, includes residential and commercial mortgage-backed securities with amortized cost of $633.4 million and $129.4 million, respectively, and fair value of $646.5 million and $131.8 million, respectively.

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
The Company had investments in foreign corporate debt securities available for sale of $16.5 million and $17.1 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had no foreign sovereign or foreign government agency debt securities available for sale.
In the three and six month periods ended June 30, 2021 and 2020, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sales, redemptions and calls of debt securities available for sale	$29,261	$100,666	$73,115	$239,738

Gross realized gains	$1,254	$7,537	4,201	16,803
Gross realized losses	—	—	—	(23)
Realized gains, net on sales of debt investment securities	$1,254	$7,537	$4,201	$16,780
The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$71,184	$(1,176)	$6,861	$(145)	$78,045	$(1,321)
Corporate debt securities	14,249	(114)	8,350	(606)	22,599	(720)
U.S. government agency debt securities	97,821	(696)	68,631	(1,560)	166,452	(2,256)
	$183,254	$(1,986)	$83,842	$(2,311)	$267,096	$(4,297)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$71,825	$(661)	$14,472	$(346)	$86,297	$(1,007)
Corporate debt securities	31,777	(1,106)	—	—	31,777	(1,106)
U.S. government agency debt securities	9,254	(62)	80,964	(1,953)	90,218	(2,015)
	$112,856	$(1,829)	$95,436	$(2,299)	$208,292	$(4,128)
At June 30, 2021 and December 31, 2020, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
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
As of June 30, 2021, the fair value of debt securities held to maturity totaled $94.6 million ($93.3 million - amortized cost), including residential and commercial mortgage-backed securities totaling $63.9 million ($64.2 million - amortized cost) and $30.7 million ($29.1 million - amortized cost), respectively. At June 30, 2021, unrealized gains and losses related to these securities totaled $2.1 million and $0.7 million, respectively.
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
At June 30, 2021 and December 31, 2020, all debt securities held to maturity were issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Contractual maturities of debt securities at June 30, 2021 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$25,786	$26,080	$—	$—
After 1 year through 5 years	121,784	125,084	12,589	12,534
After 5 years through 10 years	299,231	311,735	11,299	11,782
After 10 years	720,290	731,169	69,423	70,318
	$1,167,091	$1,194,068	$93,311	$94,634
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $24.0 million and $24.3 million as of June 30, 2021 and December 31, 2020, respectively. These equity securities have no stated maturities. The Company recognized unrealized gains of $22 thousand and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and unrealized losses of $0.4 million and unrealized gains of $0.6 million in the six months ended June 30, 2021 and 2020, respectively, related to the change in fair value of these mutual funds and recorded in results of operations.
4.Loans
The loan portfolio consists of the following loan classes:

(in thousands)	June 30, 2021	December 31, 2020
Real estate loans
Commercial real estate
Non-owner occupied	$1,699,876	$1,749,839
Multi-family residential	658,022	737,696
Land development and construction loans	361,077	349,800
	2,718,975	2,837,335
Single-family residential	616,545	639,569
Owner occupied	943,342	947,127
	4,278,862	4,424,031
Commercial loans	1,003,411	1,154,550
Loans to financial institutions and acceptances	13,672	16,636
Consumer loans and overdrafts	310,828	247,120
	$5,606,773	$5,842,337
At June 30, 2021 and December 31, 2020, loans with an outstanding principal balance of $1.3 billion and $1.4 billion, respectively, were pledged as collateral to secure advances from the FHLB.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The amounts above include loans under syndication facilities of approximately $397 million and $455 million at June 30, 2021 and December 31, 2020, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.
International loans included above were $121.1 million and $152.9 million at June 30, 2021 and December 31, 2020, respectively.
During the three months ended June 30, 2021, the Company sold PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights on these PPP loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The age analysis of the loan portfolio by class, including nonaccrual loans, as of June 30, 2021 and December 31, 2020 are summarized in the following tables:

	June 30, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,699,876	$1,676,197	$5,247	$18,432	$—	$23,679	$48,347	$—
Multi-family residential	658,022	658,022	—	—	—	—	9,928	—
Land development and construction loans	361,077	361,077	—	—	—	—	—	—
	2,718,975	2,695,296	5,247	18,432	—	23,679	58,275	—
Single-family residential	616,545	610,588	653	1,393	3,911	5,957	7,174	20
Owner occupied	943,342	939,235	253	178	3,676	4,107	11,277	—
	4,278,862	4,245,119	6,153	20,003	7,587	33,743	76,726	20
Commercial loans	1,003,411	963,026	2,186	22	38,177	40,385	43,876	295
Loans to financial institutions and acceptances	13,672	13,672	—	—	—	—	—	—
Consumer loans and overdrafts	310,828	310,764	17	20	27	64	198	4
	$5,606,773	$5,532,581	$8,356	$20,045	$45,791	$74,192	$120,800	$319

	December 31, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,749,839	$1,741,862	$1,487	$—	$6,490	$7,977	$8,219	$—
Multi-family residential	737,696	737,696	—	—	—	—	11,340	—
Land development and construction loans	349,800	349,800	—	—	—	—	—	—
	2,837,335	2,829,358	1,487	—	6,490	7,977	19,559	—
Single-family residential	639,569	631,801	3,143	671	3,954	7,768	10,667	—
Owner occupied	947,127	941,566	439	—	5,122	5,561	12,815	220
	4,424,031	4,402,725	5,069	671	15,566	21,306	43,041	220
Commercial loans	1,154,550	1,113,469	3,675	1,715	35,691	41,081	44,205	—
Loans to financial institutions and acceptances	16,636	16,636	—	—	—	—	—	—
Consumer loans and overdrafts	247,120	246,997	85	6	32	123	233	1
	$5,842,337	$5,779,827	$8,829	$2,392	$51,289	$62,510	$87,479	$221

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2021 and 2020, and its allocation by impairment methodology and the related investment in loans, net as of June 30, 2021 and 2020 are summarized in the following tables:

	Three Months Ended June 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$48,291	$49,202	$1	$13,446	$110,940
(Reversal of) provision for loan losses	(9,713)	5,017	—	(304)	(5,000)
Loans charged-off
Domestic	—	(1,688)	—	(844)	(2,532)
International	—	—	—	—	—
Recoveries	70	517	—	190	777
Balances at end of the period	$38,648	$53,048	$1	$12,488	$104,185

	Six Months Ended June 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$50,227	$48,130	$1	$12,544	$110,902
(Reversal of) provision for loan losses	(11,649)	5,719	—	930	(5,000)
Loans charged-off
Domestic	—	(1,923)	—	(1,275)	(3,198)
International	—	—	—	—	—
Recoveries	70	1,122	—	289	1,481
Balances at end of the period	$38,648	$53,048	$1	$12,488	$104,185

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$11,665	$22,869	$—	$1,232	$35,766
Collectively evaluated	26,983	30,179	1	11,256	68,419
	$38,648	$53,048	$1	$12,488	$104,185
Investment in loans, net of unearned income:
Individually evaluated	$58,342	$58,076	$—	$7,627	$124,045
Collectively evaluated	2,633,318	2,049,944	15,333	784,133	5,482,728
	$2,691,660	$2,108,020	$15,333	$791,760	$5,606,773

	Three Months Ended June 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$36,430	$29,062	$42	$7,414	$72,948
Provision for (reversal of ) loan losses	18,068	30,542	(42)	52	48,620
Loans charged-off
Domestic	—	(2,075)	—	(44)	(2,119)
International	—	—	—	(7)	(7)
Recoveries	—	50	—	160	210
Balances at end of the period	$54,498	$57,579	$—	$7,575	$119,652

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$25,040	$22,482	$42	$4,659	$52,223
Provision for (reversal of) loan losses	29,458	38,072	(42)	3,132	70,620
Loans charged-off
Domestic	—	(3,176)	—	(266)	(3,442)
International	—	(34)	—	(258)	(292)
Recoveries	—	235	—	308	543
Balances at end of the period	$54,498	$57,579	$—	$7,575	$119,652

	June 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$2,565	$23,640	$—	$1,499	$27,704
Collectively evaluated	51,933	33,939	—	6,076	91,948
	$54,498	$57,579	$—	$7,575	$119,652
Investment in loans, net of unearned income:
Individually evaluated	$8,426	$61,101	$—	$8,022	$77,549
Collectively evaluated	2,918,353	2,270,212	16,597	589,560	5,794,722
	$2,926,779	$2,331,313	$16,597	$597,582	$5,872,271

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2021	$—	$102,247	$—	$2,351	$104,598
2020	$—	$—	$—	$2,126	$2,126

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2021	$—	$102,247	$—	$3,524	$105,771
2020	$—	$11,901	$—	$3,334	$15,235
The following is a summary of impaired loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$37,522	$10,892	$48,414	$18,361	$48,418	$11,665
Multi-family residential	—	9,928	9,928	8,530	9,839	—
Land development and construction loans	—	—	—	—	—	—
	37,522	20,820	58,342	26,891	58,257	11,665
Single-family residential	5,350	2,081	7,431	10,189	7,351	1,107
Owner occupied	603	10,674	11,277	12,789	11,120	200
	43,475	33,575	77,050	49,869	76,728	12,972
Commercial loans	33,138	13,661	46,799	46,823	68,545	22,669
Consumer loans and overdrafts	195	1	196	200	195	125
	$76,808	$47,237	$124,045	$96,892	$145,468	$35,766
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
_______________
(1)Average using trailing four quarter balances.

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,592	1	$1,729
Single-family residential	2	260	2	267
Owner occupied	4	6,508	4	6,784
	7	8,360	7	8,780
Commercial loans	11	5,048	11	3,851
Total (1)	18	$13,408	18	$12,631
______________
(1)Balances as of June 30, 2021 and December 31, 2020 include a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.6 million and $8.4 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of June 30, 2021 and December 31, 2020, this relationship included two and four residential loans totaling $1.5 million, which were not modified. During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $1.1 million at June 30, 2021 and December 31, 2020, are adequate to cover probable losses given current facts and circumstances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2021, new TDRs consisted of one commercial loan with a recorded investment of $0.4 million as of June 30, 2021, and one single-family residential loan of $0.5 million which was paid off during the second quarter of 2021. There were no new TDRs during the six months ended June 30, 2020. During the six months ended June 30, 2021, TDR loans that subsequently defaulted within the 12 months of restructuring totaled $4.0 million, including six commercial loans totaling $3.2 million and one owner occupied loan of $0.8 million. In the six months ended June 30 2021, the Company had no charge-offs against the allowance for loan losses as a result of TDR loans. In the six months ended June 30 2020, the Company charged-off $1.9 million against the allowance for loan losses associated with TDR loans.
Loans by Credit Quality Indicators
Loans by credit quality indicators as of June 30, 2021 and December 31, 2020 are summarized in the following tables:

	June 30, 2021
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,618,672	$32,858	$36,040	$12,306	$—	$1,699,876
Multi-family residential	648,094	—	9,928	—	—	658,022
Land development and construction loans	361,077	—	—	—	—	361,077
	2,627,843	32,858	45,968	12,306	—	2,718,975
Single-family residential	609,351	—	7,194	—	—	616,545
Owner occupied	912,511	19,456	11,375	—	—	943,342
	4,149,705	52,314	64,537	12,306	—	4,278,862
Commercial loans	917,659	40,151	23,055	22,546	—	1,003,411
Loans to financial institutions and acceptances	13,672	—	—	—	—	13,672
Consumer loans and overdrafts	310,627	—	201	—	—	310,828
	$5,391,663	$92,465	$87,793	$34,852	$—	$5,606,773

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

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.0 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $522 million and $661 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, brokered time deposits amounted to $390 million and $494 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
7.Advances from the Federal Home Loan Bank
At June 30, 2021 and December 31, 2020, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At June 30, 2021	At December 31, 2020
			(in thousands)
2022	0.65%	Fixed	—	50,000
2023	0.62% to 1.06%	Fixed	104,063	70,000
2024 and after (1)	0.62% to 2.42%	Fixed	704,551	930,000
			$808,614	$1,050,000
_______________
(1)As of June 30, 2021 and December 31, 2020, includes $530 million (fixed interest rates raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. The modifications were not considered substantial in accordance with GAAP.
During the second quarter of 2021, the Company had a loss of $2.5 million on the early repayment of $235 million of FHLB advances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of June 30, 2021, these Senior Notes amounted to $58.7 million, net of direct unamortized issuance costs of $1.3 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp (“Amerant Florida”).

9. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
10.Derivative Instruments
At June 30, 2021 and December 31, 2020, the fair values of the Company’s derivative instruments were as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$1,230	$—	$1,658
Interest rate swaps not designated as hedging instruments:
Customers	26,453	980	39,715	—
Third party broker	980	26,453	—	39,715
	27,433	27,433	39,715	39,715
Interest rate caps not designated as hedging instruments:
Customers	—	140	—	58
Third party broker	6	—	6	—
	6	140	6	58
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	36	—	—	—
	$27,475	$28,803	$39,721	$41,431
Derivatives Designated as Hedging Instruments
The Company enters into interest rate swap contracts which the Company designates and qualifies as cash flow hedges. These interest rate swaps are designed as cash flow hedges to manage the exposure that arises from differences in the amount of the Company’s known or expected cash receipts and the known or expected cash payments on designated debt instruments. These interest rate swap contracts involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contracts without exchange of the underlying notional amount.
At June 30, 2021 and December 31, 2020, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million that were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at June 30, 2021 and December 31, 2020  totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In the second quarter and six months ended June 30, 2021, we recognized unrealized losses of $0.2 million and $0.4 million, respectively, in connection with these interest rate swap contracts (unrealized losses of $0.1 million and unrealized gains of $12 thousand in the second quarter and six months ended June 30, 2020, respectively), which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of June 30, 2021, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.8 million.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million and $0.7 million in the second quarter and six months ended June 30, 2021, respectively, as a reduction of interest expense on FHLB advances as a result of this amortization ($0.3 million and $0.7 million, in the second quarter and six months ended June 30, 2020, respectively), as a reduction of interest expense on FHLB advances as a result of this amortization.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At June 30, 2021 and December 31, 2020, the Company had 89 and 76 interest rate swap contracts with customers, respectively, with a total notional amount of $523.4 million and $475.6 million, respectively. These instruments involve the payment of variable-rate amounts in exchange for the Company receiving fixed-rate amounts over the life of the contract. In addition, at June 30, 2021 and December 31, 2020, the Company had 89 and 76 interest rate swap mirror contracts, respectively, with third party brokers with similar terms.
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of June 30, 2021 and December 31, 2020, the Company had two swap participation agreements with total notional amounts of approximately $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of June 30, 2021 and December 31, 2020, the fair value of swap participation agreements was not significant.
Interest Rate Caps
At June 30, 2021 and December 31, 2020, the Company had 21 and 23 interest rate cap contracts with customers with a total notional amount of $437.9 million and $486.5 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at June 30, 2021 and December 31, 2020, the Company had 6 and 8 interest rate cap mirror contracts, respectively, with various third party brokers with total notional amounts of $108.2 million and $152.2 million, respectively.

Credit Risk-Related Contingent Features

Some agreements may require the posting of pledged securities when the valuation of the interest rate swap falls below a certain amount.
At June 30, 2021 and December 31, 2020, the derivative contracts subject to credit-risk related contingent features was as follows:

(in thousands)	June 30, 2021	December 31, 2020
Fair value of derivative contracts	$28,663	$41,373
Securities Pledged	32,214	52,857
Liquidity exposure	$(3,551)	$(11,484)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 45 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.3 million and $0.7 million in variable lease payments during the three and six months ended June 30, 2021, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. Additionally, the Company recorded a $0.8 million impairment of ROUA associated with the closing of the NY LPO. This impairment was recorded as occupancy and equipment expense on the consolidated statements of income.
The following table presents lease costs for the three and six months ended June 30, 2021:

(in thousands)	Three months ended June 30, 2021	Six months ended June 30, 2021
Lease cost
Operating lease cost	$1,914	$3,823
Short-term lease cost	21	176
Variable lease cost	334	667
Sublease income	0	(108)
Total lease cost	$2,269	$4,558

As of June 30, 2021, a right-of-use asset of $52.5 million and an operating lease liability of $54.0 million were included in “Other assets” and “Other liabilities”, respectively, on the unaudited consolidated balance sheets. The table provides supplemental information to leases as of and for the three and six months ended June 30, 2021:

(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	1,771
Operating lease right-of-use asset obtained in exchange for operating lease liability	1,038
Weighted average remaining lease term for operating leases	21.0 years
Weighted average discount rate for operating leases	5.75%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2021:

(in thousands)
Twelve Months Ended June 30,
2021	$7,084
2022	5,689
2023	4,512
2024	4,412
2025	4,118
Thereafter	76,746
Total minimum payments required	102,561
Less: implied interest	(48,521)
Total lease obligations	$54,040

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 11 to the Company’s audited consolidated financial statements on the Form 10-K for more information on the 2018 Equity Plan and stock-based compensation awards for the year ended December 31, 2020, including restricted stocks and restricted stock units (“RSUs”).
On February 11, 2021, the Company adopted a new form of performance based restricted stock unit agreement (“PSU Agreement”), and a new form of restricted stock unit agreement (the “RSU Agreement”) that will be used in connection with a Long-Term Incentive Plan (the “LTI Plan”), a sub-plan under the 2018 Equity Plan. See detailed information below.
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the six months ended June 30, 2021:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	210,423	$13.55
Granted	196,015	16.65
Vested	(2,630)	14.91
Forfeited	(7,270)	16.65
Non-vested shares at June 30, 2021	396,538	$15.02

On February 16, 2021, the Company granted 194,492 shares of restricted Class A common stock to certain of its employees under the LTI Plan. These shares of restricted stock will vest in three approximately equal amounts on each of February 16, 2022, 2023 and 2024. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65 per share.
On March 2, 2021, the Company granted 1,523 shares of restricted Class A common stock to a new employee. These shares of restricted stock will vest in three approximately equal amounts on each of March 2, 2022, 2023 and 2024. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.41 per share.
The Company recorded compensation expense related to the restricted stock awards of $0.9 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.0 million during the six months ended June 30, 2021 and 2020, respectively. The total unamortized deferred compensation expense of $2.8 million for all unvested restricted stock outstanding at June 30, 2021 will be recognized over a weighted average period of 1.6 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs during the six months ended June 30, 2021:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	38,327	$13.45	20,766	$13.45	59,093	$13.72	—	—
Granted	137,376	17.20	6,573	22.82	143,949	17.46	120,513	13.82
Vested	(33,780)	13.75	(11,151)	13.45	(44,931)	13.68	(1,729)	16.67
Forfeited	(8,378)	16.65	—	—	(8,378)	16.65	(8,000)	16.67
Non-vested, end of year	133,545	$17.03	16,188	$17.25	149,733	$17.16	110,784	$13.57

On February 16, 2021, in connection with the LTI Plan, the Company entered into five separate PSU Agreements with five executives which granted awards consisting of the opportunity to earn, in the aggregate, a target of 58,136 performance based restricted stock units, or PSUs. These PSUs generally vest at the end of a three-year performance period, but only results in the issuance of shares of Class A common stock if the Company achieves a performance target. The actual number of PSUs, if earned, could range from 50% to 150% of the target PSUs. The fair value of the PSUs granted was $16.67 per PSU based on the results of a Monte Carlo simulation to estimate the fair value of the PSUs as of the grant date.
On February 16, 2021, in connection with the LTI Plan, the Company entered into five separate RSU Agreements with five executives which granted, in the aggregate, 58,136 RSUs that will vest in three equal installments on each of the first three anniversaries of the grant date. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $16.65 per RSU.
On February 16, 2021, in connection with a sign-on grant, the Company entered into a PSU Agreement with one executive which granted an award consisting of the opportunity to earn a target of 62,377 PSUs. These PSUs generally vest at the end of a three-year performance period, but only results in the issuance of shares of Class A common stock if the Company achieves a performance target. The actual number of PSUs, if earned, could range from 50% to 100% of the target PSUs. The fair value of the PSUs granted was $11.15 per PSU based on the results of a Monte Carlo simulation to estimate the fair value of the PSUs as of the grant date.
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
On June 9, 2021, the Company granted 19,719 RSUs to its independent directors, including 13,146 stock-settled RSUs and 6,573 cash-settled RSUs. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $22.82 per RSU. These RSUs will vest on June 9, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company recorded compensation expense related to RSUs and PSUs of $0.9 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively. The total unamortized deferred compensation expense of $3.0 million for all unvested stock-settled RSUs and PSUs outstanding at June 30, 2021 will be recognized over a weighted average period of 2.0 years.

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
The effective combined federal and state tax rates for the six months ended June 30, 2021 and 2020 were 21.45% and 20.75%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, and the effect of corporate state taxes.
14.    Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2021			December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale	$26,977	$(6,507)	$20,470	$37,305	$(9,120)	$28,185
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	4,352	(1,064)	3,288	4,605	(1,126)	$3,479
Total AOCI	$31,329	$(7,571)	$23,758	$41,910	$(10,246)	$31,664
The components of other comprehensive loss/income for the periods presented is summarized as follows:

	Three Months Ended June 30,
	2021			2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$6,401	$(1,464)	$4,937	$12,390	$(3,029)	$9,361
Reclassification adjustment for net gains included in net income	(1,254)	294	(960)	(7,117)	1,740	(5,377)
	5,147	(1,170)	3,977	5,273	(1,289)	3,984
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(39)	10	(29)	(211)	51	(160)
Reclassification adjustment for net interest income included in net income	(130)	31	(99)	(283)	69	(214)
	(169)	41	(128)	(494)	120	(374)
Total other comprehensive income	$4,978	$(1,129)	$3,849	$4,779	$(1,169)	$3,610

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2021			2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(6,127)	$1,598	$(4,529)	$47,732	$(11,669)	$36,063
Reclassification adjustment for net gains included in net income	(4,201)	1,015	(3,186)	(16,360)	4,000	(12,360)
	(10,328)	2,613	(7,715)	31,372	(7,669)	23,703
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	8	(1)	7	(2,215)	541	(1,674)
Reclassification adjustment for net interest income included in net income	(261)	63	(198)	(709)	173	(536)
	(253)	62	(191)	(2,924)	714	(2,210)
Total other comprehensive (loss) income	$(10,581)	$2,675	$(7,906)	$28,448	$(6,955)	$21,493

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15. Stockholders’ Equity
a) Class A Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of June 30, 2021 and December 31, 2020 were 29,028,672 and 28,806,344, respectively. The Company had no shares of Class A common stock held as treasury stock.
b) Class B Common Stock and Treasury Stock
Shares of the Company’s Class B common stock issued and outstanding as of June 30, 2021 and December 31, 2020 were 8,534,120 and 9,036,352, respectively. As of June 30, 2021 and December 31, 2020, the Company had no shares of Class B common stock held as treasury stock.
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock. Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice.
In the six months ended June 30, 2021, the Company repurchased an aggregate of 502,232 shares of Class B common stock at a weighted average price per share of $16.71 under the 2021 Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $8.4 million, including transaction costs. In the six months ended June 30, 2021, the Company’s Board of Directors authorized the cancellation of those 502,232 shares of Class B common stock.

16.    Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2021 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$749,185
Standby letters of credit	10,456
Commercial letters of credit	826
$760,467

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$543,583	$—	$543,583
Corporate debt securities	—	360,726	—	360,726
U.S. government agency debt securities	—	284,405	—	284,405
Municipal bonds	—	2,847	—	2,847
U.S treasury securities	—	2,507	—	2,507
	—	1,194,068	—	1,194,068
Equity securities with readily determinable fair values not held for trading	—	23,988	—	23,988
Trading securities	198	—	—	198
Mortgage loans held for sale (at fair value)	—	1,775	—	1,775
Mortgage servicing rights (MSRs)	—	—	537	537
Bank owned life insurance	—	220,271	—	220,271
Derivative instruments	—	27,475	—	27,475
	$198	$1,467,577	$537	$1,468,312
Liabilities
Derivative instruments	$—	$28,803	$—	$28,803

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$661,335	$—	$661,335
Corporate debt securities	—	301,714	—	301,714
U.S. government agency debt securities	—	204,578	—	204,578
U.S treasury securities	—	2,512	—	2,512
Municipal bonds	—	54,944	—	54,944
	—	1,225,083	—	1,225,083
Equity securities with readily determinable fair values not held for trading	—	24,342	—	24,342
Bank owned life insurance	—	217,547	—	217,547
Derivative instruments	—	39,721	—	39,721
	$—	$1,506,693	$—	$1,506,693

Liabilities
Derivative instruments	$—	$41,431	$—	$41,431

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$39,625	$—	$—	$39,625	$19,838

	December 31, 2020
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$50,199	$—	$—	$50,199	$19,843

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,709,554	$2,640,886	$2,884,550	$2,801,279
Financial liabilities:
Time deposits	1,242,693	1,258,659	1,547,396	1,569,897
Advances from the FHLB	808,614	823,321	1,050,000	1,078,786
Senior notes	58,736	61,985	58,577	61,528
Junior subordinated debentures	64,178	54,256	64,178	55,912

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

18.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) before attribution of noncontrolling interest	$15,145	$(15,279)	$29,604	$(11,897)
Noncontrolling interest	(817)	—	(817)	—
Net income (loss) attributable to Amerant Bancorp Inc.	$15,962	$(15,279)	$30,421	$(11,897)
Net income (loss) available to common stockholders	$15,962	$(15,279)	$30,421	$(11,897)
Denominator:		`
Basic weighted average shares outstanding	37,330	41,720	37,473	41,953
Dilutive effect of share-based compensation awards	363	—	295	—
Diluted weighted average shares outstanding	37,693	41,720	37,768	41,953

Basic earnings (loss) per common share	$0.43	$(0.37)	$0.81	$(0.28)
Diluted earnings (loss) per common share	$0.42	$(0.37)	$0.81	$(0.28)
As of June 30, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 638,676 (June 30, 2020 - 491,360 unvested shares of restricted stock and restricted stock units). In the three and six month periods ended June 30, 2021, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. In the three and six month periods ended June 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly and partially owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 51% owned mortgage lending company domiciled in Florida, and Elant Bank & Trust (the “Cayman Bank”), a bank and trust company domiciled in the Cayman Islands acquired in November 2019. In March 2021, the Bank and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”) received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor, effective on April 1, 2021. In March of 2021, the Company incorporated Amerant SPV with the purpose of investing and acquiring non-controlling interests in companies, including fintech and specialty finance companies.
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the information contained in the Company’s annual report on the Form 10-K.

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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the “Risk Factors” included in the Form 10-K, in this Form 10-Q and our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•We may incur losses due to minority investments in fintech and specialty finance companies; and
•The other factors and information in the Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the Form 10-K and in this Form 10-Q.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in the Form 10-K, in this Form 10-Q and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company subsidiary, the Cayman Bank, and the newly formed mortgage company, Amerant Mortgage. The Bank’s two primary markets are South Florida, where we operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties; the greater Houston, Texas area, where we have 7 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. See “Business Developments” below for an update on the New York City area LPO.
Business Developments
Amerant SPV, LLC
In May 2021, we incorporated a new wholly owned subsidiary, Amerant SPV. As we seek to innovate, address customer needs and compete in a fast changing and competitive environment, our Company is looking to partner with fintech and specialty finance companies that are developing cutting edge solutions and products and have the potential to improve our products and services to help our clients achieve their goals in a fast changing world.
From time to time, the Company may evaluate opportunities to invest and acquire non-controlling interests in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive. In June 2021, the Company made a $2.5 million equity investment in Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. In connection with this investment, Gerald P. Plush, our Company’s Vice-Chairman, President & CEO, was appointed to Marstone’s Board of Directors. This investment in Marstone is included in the Company’s consolidated balance sheet as other assets.

Amerant Trust Merger
On December 30, 2020 we filed applications with the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC, seeking approval to consolidate our existing trust and wealth management business, previously conducted by Amerant Trust, with the commercial banking business conducted by the Bank, by merging Amerant Trust with and into the Bank. See the Form 10-K for more details.
We completed the merger of Amerant Trust with and into the Bank on April 1, 2021.
New Vice-Chairman, President and CEO
On January 21, 2021, the Company reported Mr. Millar Wilson’s retirement from his role as Vice-Chairman and Chief Executive Officer and the appointment of Gerald P. Plush, as the Company’s Vice-Chairman and Chief Executive Officer effective the day following the filing of the Form 10-K. Mr. Plush has served as a Company director since July 2019 and served as Executive Vice-Chairman from February 15, 2021 until March 20, 2021.

The Company filed the Form 10-K with the SEC on March 19, 2021 and, therefore, effective March 20, 2021, Gerald P. Plush, who had served as Executive Vice Chairman since February 15, 2021, became the Company’s Vice-Chairman and Chief Executive Officer.
On June 30, 2021, Mr. Alfonso Figueredo stepped down from his position as President and Chief Operating Officer of the Company. On June 9, 2021, the Board of Directors of the Company appointed Gerald P. Plush as President of the Company effective July 1, 2021 and, since that date, Mr. Plush has been serving as the Company’s Vice-Chairman, President and Chief Executive Officer.
Progress on Near and Long-Term Initiatives
As previously disclosed, in the coming weeks and months we intend to implement and/or expand several near and long-term initiatives that we expect will further our long-term strategy to improve performance and drive growth. These include:
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
We have continued work on implementing/enhancing a completely digital onboarding platform, adding talent to our treasury management sales force and support team in both Florida and Texas, as well as adding additional treasury management capabilities, and we have seen improvement in three key measures quarter over quarter: the loan to deposit ratio at June 30, 2021 was 98.8% compared to101.9% at December 31, 2020; non-interest bearing deposits to total deposits ratio was 18.8% at June 30, 2021 compared to 15.2% at December 31, 2020; and the ratio of brokered deposits to total deposits decreased to 9.4% at June 30, 2021 compared to 11.1%; at December 31, 2020.

Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management.
In the second quarter of 2021, we continued accelerating our digital transformation. We executed agreements with leading fintechs, Numerated Growth Technologies, Inc. (“Numerated”) and Marstone. We expect Numerated's platform to significantly improve the business loan account opening processes, making them faster and easier for customers, and enabling us to meet their existing financing needs quickly and efficiently.

In relation to Marstone, its online wealth management platform will help empower our customers to fully understand their financial position, plans and outlook. Amerant Investments will leverage Marstone’s platform in two main capacities: as a sub advisor and as a technological partner. Through Marstone's sub advisor offering, we'll be able to expand our reach in the mass affluent segment by offering a fully digital advisory experience. Through the technological partnership, Amerant Investments will be able to digitalize its existing advisory offering and leverage new tools to scale our business, including the introduction of MAPS by Marstone, a tool that will enable our customers to create financial plans and specific goals and providing a path to achieving them.

Improving Amerant's brand awareness. We will be ramping up our efforts to build brand awareness in the communities we serve, including improved signage and promotions as well as developing affinity relationships and increasing our community involvement.
In this area, many improvements have taken place or are underway, including the enhancement of our branch and ATM signage, rolling out new and improved branded items and significantly increasing public and media relations. Most importantly, we consider that the recent hiring of our new chief marketing officer and the engagement of Zimmerman Advertising, a leading agency in the US, as our new marketing agency, can help us elevate the Amerant brand and drive business growth.

Rationalizing our lines of business and geographies. We plan to expand our treasury management, wealth management, and develop specialty finance capabilities in order to grow the bank's revenue streams and fee opportunities. At the same time, we curtailed loan originations in the New York market and closed our New York City LPO, which was a commercial real estate loan production office with minimal deposit relationships. We will focus on growing in our core markets while also looking for opportunities to grow in contiguous markets. In the second quarter of 2021, the Company recorded a $0.8 million ROUA impairment associated with the closing of the NY LPO.
During the second quarter of 2021, we also completed a branch assessment as we are aiming to enhance our branch profitability by selecting locations that are consistent with our core markets. As a result of this assessment, we will be closing one branch in October 2021, and refreshing and/or relocating nine others in the future.

Amerant Mortgage launched operations at the end of May 2021 after completing its acquisition of First Mortgage Company (“FMC”) into which Amerant Mortgage was ultimately merged. This acquisition enabled Amerant Mortgage to operate its business nationally with direct access to federal housing agencies.

Evaluating new ways to achieve cost efficiencies across the business to improve our profitability. Among other items, we will be looking at the pricing of our products and offerings, balance sheet composition, as well as the categories and amounts of our spending.
The Company continued to work on better aligning its operating structure and resources with its business activities. During the second quarter of 2021, the Company decided to outsource the internal audit function and eliminated various other support positions. Severance costs resulting from these events, including severance cost related to the closure of the NY LPO, and the departure of the COO, were approximately $3.3 million in the second quarter of 2021.
With respect to our balance sheet composition, during the second quarter of 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. The modifications were not considered substantial in accordance with GAAP. In addition, during the second quarter of 2021, the Company repaid $235 million of its FHLB advances, incurring a loss of $2.5 million. These events reduce our interest expense on this source of funds going forward.
Lastly, regarding our efforts to review the categories and amounts of our spending, immediately after the close of the second quarter of 2021, we determined to establish a central procurement function in order to achieve additional savings from expense base review, and established a business transformation/continuous improvement function and begun an 8-week process improvement initiative with a well-known firm to drive additional efficiency and enhance the customer experience, all with the goal of making banking with us easier.

Optimizing capital structure. We successfully completed in June 2020 a $60.0 million offering of 5.75% senior notes due 2025 and in December 2020 a modified Dutch auction tender offer pursuant to which we purchased approximately $54 million of shares of Class B common stock. In March of 2021, we announced a repurchase program to purchase up to $40 million of shares of Class B common stock which is currently underway. In the six months ended June 30, 2021, the Company repurchased an aggregate of 502,232 shares of Class B common stock at a weighted average price per share of $16.71 under the 2021 Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $8.4 million, including transaction costs. As of July 20, 2021 an additional 63,000 shares of Class B common stock at a price per share of $18.50 under the 2021 Stock Repurchase Program. We will continue to evaluate our capital structure and ways to optimize it in the future.
Environmental, Social and Governance (“ESG”). Since early 2021, we have been focused on developing and furthering our sustainability strategy and approach to contribute meaningfully and support a more sustainable future for our stakeholders, including our investors, employees, customers, and community. We have been working diligently during the last few months in developing our ESG strategy and program and, recently, our Board of Directors approved the ESG framework that we will used to develop specific ESG initiatives to be implemented in the coming months and years. We expect to share the material tenets of our ESG program and the progress our Company is making in each relevant area as part of an annual corporate social responsibility report starting next year.

COVID-19 Pandemic
CARES Act

On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. For a more detailed discussion of the COVID-19 pandemic, see the Form 10-K.

On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to qualifying businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. The Company continues to focus on providing funding to customers and communities by actively participating in the PPP and related government sponsored programs. As of June 30, 2021, total PPP loans were $23.6 million, or 0.4% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. The Company estimates as of June 30, 2021, there were $131.4 million of deposits related to the PPP compared to $95.4 million as of December 31, 2020. In the second quarter of 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pretax gain on sale of $3.8 million. The Company retained no loan servicing rights on these PPP loans.
Loan Loss Reserve and Modification Programs

On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including deferral and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. Loans which have been modified under these programs totaled $1.1 billion as of June 30, 2021. As of June 30, 2021, $54.4 million, or 1.0% of total loans, were still under the deferral and/or forbearance period, an increase from $43.4 million, or 0.7% at December 31, 2020. This increase was primarily due to new modifications granted to two CRE retail loans in New York totaling $37.1 million, partially offset by $26.1 million in loans that resumed regular payments after deferral and/or forbearance periods ended. The Company began to selectively offer additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. The previously mentioned $54.4 million in loans includes: (i) $12.1 million of loans that matured in the second quarter of 2021 and will be transferred to OREO the third quarter of 2021; (ii) $5.2 million that mature in the third quarter of 2021, and (iii) $37.1 million that mature in the first quarter of 2022. Additionally, 100% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 83.1%. All loans that have moved out of forbearance status have resumed regular payments. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Several states and cities across the U.S., including the States of Florida, New York and Texas and cities where we have banking centers, and where our principal place of business is located or where we and our customers do business, have also implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate or may be reinstated in the future. While most of these measures and restrictions have been lifted and businesses have begun to reopen, the Company cannot predict whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income , the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, and indicators of financial performance including return on assets (“ROA”) and return on equity (“ROE”).
Net Interest Income. Net interest income, or NIM, represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (“FHLB”) and other borrowings such as repurchase agreements, senior notes and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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
Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance. We had restructuring expenses of approximately $4.2 million and $4.4 million in the three and six month periods ended June 30, 2021, respectively, and $1.3 million and $1.7 million in the three and six month periods ended June 30, 2020. In the three and six month periods ended June 30, 2021, restructuring costs consisted of staff reduction costs, a lease impairment charge related to the closing of the NY LPO and digital transformation expenses (consisted of staff reduction costs and digital transformation expenses in the three and six month periods ended June 30, 2020). Restructuring expenses consist of those incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

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
We review and update our ALL for loan loss model annually or more frequently if needed, to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
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

Summary Results
The summary results for the three and six month periods ended June 30, 2021 include the following:
•Net income of $16.0 million in the second quarter of 2021 compared to a net loss of $15.3 million in the second quarter of 2020, and net income of $30.4 million in the six months ended June 30, 2021 compared to a net loss of $11.9 million in the six months ended June 30, 2020.
•NII was $50.0 million, up 7.9% from $46.3 million in the second quarter of 2020. NIM was 2.81% in the second quarter of 2021, up 37 basis points from 2.44% in the second quarter of 2020, and 2.74% in the six months ended June 30, 2021, up 19 basis points from 2.55% in the six months ended June 30, 2020.
•A release of $5.0 million from the ALL was recorded during the second quarter of 2021, compared to a $48.6 million provision recorded in the second quarter of 2020, and a $5.0 million release in the six months ended June 30, 2021, compared to a provision of loan losses of $70.6 million recorded in the six months ended June 30, 2020. The ratio of ALL to total loans was 1.86% as of June 30, 2021, down from 1.90% as of December 31, 2020. The ratio of net charge-offs to average total loans in the second quarter of 2021 was 0.12% compared to 0.13% in the second quarter of 2020, and 0.06% in the six months ended June 30, 2021, compared to 0.11% in the six months ended June 30, 2020.
•Noninterest income was $15.7 million in the second quarter of 2021, down 20.4% from $19.8 million in the second quarter of 2020, and $29.9 million in the six months ended June 30, 2021, down $11.8 million, or 28.2%, compared to $41.7 million in the six months ended June 30, 2020.
•Noninterest expense was $51.1 million in the second quarter of 2021, up 17.2% from $43.6 million, up 39.2% from $36.7 million in the second quarter of 2020, and $94.8 million in the six months ended June 30, 2021, up $13.1 million, or 16.1%, from $81.6 million in the six months ended June 30, 2020.

•The efficiency ratio was 77.8% in the second quarter of 2021 compared to 55.6% for the second quarter of 2020, and 74.4% in the six months ended June 30, 2021 compared to 59.5% in the six months ended June 30, 2020.
•Total loans were $5.6 billion at June 30, 2021, down $233.8 million, or 4.0%, compared to December 31, 2020. Total deposits were $5.7 billion at June 30, 2021, down $56.7 million, or 1.0%, compared to December 31, 2020.
•Stockholders’ book value per common share attributable to the Company increased to $21.27 at June 30, 2021, compared to $20.70 at December 31, 2020.
•Tangible book value per common share (“TBV”) (non-GAAP) increased to $20.67 as of June 30, 2021, compared to $20.13 at December 31, 2020. TBV is the result of total stockholders’ equity less goodwill and other intangible assets divided by total shares outstanding. At June 30, 2021 and December 31, 2020, total stockholders’ equity was $799.1 million and $783.4 million, respectively, goodwill and other intangible assets totaled $22.5 million and $21.6 million, respectively, and total shares outstanding were 37,562,792 and 37,842,696, respectively. Our management believes that this non-GAAP measure is useful to investors since it permits investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2021 and 2020

Net income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2021	2020	2021 vs 2020		2021	2020	2021 vs 2020
Net interest income	$49,971	$46,323	$3,648	7.9%	$97,540	$95,552	$1,988	2.1%
(Reversal of) provision for loan losses	(5,000)	48,620	(53,620)	(110.3)	(5,000)	70,620	(75,620)	(107.1)
Net interest income (loss) after (reversal of) provision for loan losses	54,971	(2,297)	57,268	2,493.2%	102,540	24,932	77,608	311.3%
Noninterest income	15,734	19,753	(4,019)	(20.4)%	29,897	41,663	(11,766)	(28.2)%
Noninterest expense	51,125	36,740	14,385	39.2%	94,750	81,607	13,143	16.1%
Income (loss) before income tax (expense) benefit	19,580	(19,284)	38,864	201.5%	37,687	(15,012)	52,699	351.1%
Income tax (expense) benefit	(4,435)	4,005	(8,440)	210.7%	(8,083)	3,115	(11,198)	359.5%
Net income (loss) before attribution of noncontrolling interest	15,145	(15,279)	30,424	199.1%	29,604	(11,897)	41,501	348.8%
Noncontrolling interest	(817)	—	(817)	NM	(817)	—	(817)	NM
Net income (loss) attributable to Amerant Bancorp Inc.	$15,962	$(15,279)	$31,241	204.5%	$30,421	$(11,897)	$42,318	355.7%
Basic earnings (loss) per common share	$0.43	$(0.37)	$0.80	216.2%	$0.81	$(0.28)	$1.09	389.3%
Diluted earnings (loss) per common share (1)	$0.42	$(0.37)	$0.79	213.5%	$0.81	$(0.28)	$1.09	389.3%
__________________
(1)    In the second quarter and six months ended June 30, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units (consisted of unvested shares of restricted stock and restricted stock units in the second quarter and six months ended June 30, 2020). See Note 18 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and six month periods ended June 30, 2021 and 2020.
NM - means not meaningful

Three Months Ended June 30, 2021 and 2020
In the second quarter of 2021, we reported net income of $16.0 million, or $0.42 earnings per diluted share, compared to a net loss of $15.3 million, or $0.37 loss per diluted share, in the same quarter of 2020, mainly due to: (i) the 5.0 million reversal of loan losses in the second quarter of 2021 compared to a provision for loan losses of $48.6 million in the second quarter of 2020 and (ii) higher net interest income. These results were partially offset by lower noninterest income and higher noninterest expenses. Net income excludes an $0.8 million loss attributable to a 49% non-controlling interest of Amerant Mortgage, which commenced operations in May 2021. The Company attributed a net loss of $0.8 million to the non-controlling interest on the basis of a $1.7 million net loss for Amerant Mortgage for the six-months ended June 30, 2021, primarily derived from salary and employee benefits which are included in our consolidated results of operations.

Net interest income was $50.0 million in the three months ended June 30, 2021, an increase of $3.6 million, or 7.9%, from $46.3 million in the three months ended June 30, 2020. This was primarily the result of a decline in interest expense due to: (i) lower average cost of total deposits and FHLB advances, and (ii) lower average balances of time deposits and FHLB advances. In addition, there was an increase in the average yields on total interest earning assets. The increase in net interest income was partially offset by a decline in the average balance of total interest earning assets and higher average balance of Senior Notes which were issued late in the second quarter of 2020. See “-Net interest Income” for more details.

Noninterest income was $15.7 million in the three months ended June 30, 2021, a decrease of $4.0 million, or 20.4%, compared to $19.8 million in the three months ended June 30, 2020. This was mainly due to a $6.4 million decrease in net gains on sale of securities, and a $2.5 million net loss on the early termination of $235 million in FHLB advances in the three months ended June 30, 2021. The decrease in noninterest income was partially offset by: (i) higher other noninterest income mainly due to a net gain of $3.8 million on the sale of $95.1 million in PPP loans in the second quarter of 2021 and (ii) higher deposit and service fees. See “-Noninterest Income” for more details.
Noninterest expense was $51.1 million in the three months ended June 30, 2021, an increase of $14.4 million, or 39.2%, from $36.7 million in the three months ended June 30, 2020. This was primarily driven by: (i) higher salary and employee benefits mainly due to the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020; (ii) higher severance expenses; (iii) higher other operating expenses; (iv) higher occupancy and equipment expenses; (v) higher professional and other service fees, and (vi) higher FDIC assessments and insurance. See “-Noninterest Expense” for more details.
In the three months ended June 30, 2021 and 2020, noninterest expense included $4.2 million and $1.3 million, respectively, in restructuring costs. In the second quarter of 2021, restructuring costs consisted of staff reduction costs, a lease impairment charge related to the closing of the NY LPO, and digital transformation expenses (consisted of staff reduction costs and digital transformation expenses in the second quarter of 2020).
Noninterest expense for the second quarter included increased salaries and employee benefits expense and higher recruitment fees mostly related to Amerant Mortgage, which commenced operations in May 2021 and now has 38 FTEs at June 30, 2021.
Six Months Ended June 30, 2021 and 2020
In the six months ended June 30, 2021, we reported net income of $30.4 million, or $0.81 earnings per diluted share, compared to a net loss of $11.9 million, or $0.28 loss per diluted share, in the six months ended June 30, 2020, mainly due to: (i) the $5.0 million reversal of loan losses in the six months ended June 30, 2021 compared to a $70.6 million provision for loan losses recorded in the six months ended June 30, 2020 and (ii) higher net interest income. These results were partially offset by lower noninterest income and higher noninterest expenses.
Net interest income was $97.5 million in the six months ended June 30, 2021, an increase of $2.0 million, or 2.1%, from $95.6 million in the six months ended June 30, 2020. This was mainly due to lower interest expense as a result of: (i) lower average cost of total deposits and FHLB advances, and (ii) lower average balance of time deposits and FHLB advances. These results were partially offset by a decrease in interest income due to lower yields and average balance of total interest earning assets. See “-Net interest Income” for more details.
Noninterest income was $29.9 million in the six months ended June 30, 2021, a decrease of $11.8 million, or 28.2%, compared to $41.7 million in the six months ended June 30, 2020. This was mainly due to: (i) a $13.4 million decrease in net gains on securities; (ii) the previously mentioned net loss of $2.5 million on the early termination of FHLB advances in the second quarter of 2021, and (iii) lower derivative income in the six months ended June 30, 2021. The decrease in noninterest income was partially offset by: (i) higher other noninterest income mainly due to a gain of $3.8 million on the previously mentioned sale of PPP loans in the second quarter of 2021; (ii) higher deposit and service fees, and (iii) higher brokerage, advisory and fiduciary fees. See “-Noninterest Income” for more details.

Noninterest expense was $94.8 million in the six months ended June 30, 2021, an increase of $13.1 million, or 16.1%, from $81.6 million in the six months ended June 30, 2020. This was primarily driven by: (i) higher salary and employee benefits mainly due to the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020; (ii) higher severance expenses in the six months ended June 30, 2021; (iii) higher other operating expenses; (iv) higher occupancy and equipment expenses; (v) higher FDIC assessments and insurance, and (vi) higher professional and other service fees. See “-Noninterest Expense” for more details.
In the six months ended June 30, 2021 and 2020, noninterest expense included $4.4 million and $1.7 million, respectively, in restructuring costs. In the six months ended June 30, 2021, restructuring costs consisted of staff reduction costs, a lease impairment charge related to the closing of the NY LPO, and digital transformation expenses (consisted of staff reduction costs and digital transformation expenses in the six months ended June 30, 2020).
Noninterest expense in the six months ended June 30, 2021 included increased salaries and employee benefits expense and higher recruitment fees mostly related to Amerant Mortgage, which commenced operations in May 2021 and now has 38 FTEs at June 30, 2021.
Net interest income
Three Months Ended June 30, 2021 and 2020
In the three months ended June 30, 2021, net interest income was $50.0 million, an increase of $3.6 million, or 7.9%, from $46.3 million in the same period of 2020. This was mainly the result of a decline in interest expense on total interest bearing liabilities, including declines of 37 basis points in the average yields and $461.1 million, or 7.4%, in the average balance. These declines were primarily due to: (i) lower average cost of total deposits and FHLB advances, and (ii) lower average balance of time deposits and FHLB advances. In addition, there was an increase of 7 basis points in the yield on total interest earning assets. The increase in net interest income was partially offset by: (i) a decline of $514.9 million, or 6.7%, in the average balance of total interest earning assets, and (ii) higher average balance of Senior Notes which were issued late in the second quarter of 2020. Net interest margin was 2.81% in the three months ended June 30, 2021, an increase of 37 basis point from 2.44% in the three months ended June 30, 2020. See discussions further below for more details.
During the second quarter of 2021, the Company continued to focus on offsetting ongoing NIM pressure by: (i) decreasing cost of funds via strategic repricing of customer time and relationship money market deposits and restructuring of FHLB advances, and (ii) proactively seeking to increase spreads in loan origination.

In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. The modifications were not considered substantial in accordance with GAAP. In addition, in the second quarter of 2021, the Company repaid $235 million of FHLB advances, which also contributed to the decline in the average balance of interest bearing liabilities. As a result of this repayment, the Company incurred a loss of $2.5 million recorded as part of noninterest income. These transactions combined will represent annual savings of approximately $3.6 million.

Interest Income. Total interest income was $61.2 million in the three months ended June 30, 2021, a decline of $3.0 million, or 4.7%, compared to $64.2 million for the same period of 2020. This was primarily due to a decrease of $514.9 million, or 6.7%, in the average balance of total interest earning assets, mainly debt securities available for sale and loans. The decrease in total interest income was partially offset by a 7 basis points increase in the average yield on total interest earning assets, mainly driven by higher yields on loans.
Interest income on loans in the three months ended June 30, 2021 was $53.6 million, an increase of $0.1 million, or 0.2%, compared to $53.5 million for the comparable period of 2020. This result was primarily due to a 12 basis points increase in average yields, mainly attributable to higher-yielding consumer loans purchased throughout 2020 and the six months ended June 30, 2021. The increase in interest income on loans was partially offset by a decline of $185.8 million, or 3.3%, in the average balance in the second quarter of 2021 over the same period in 2020, mainly attributable to loan prepayments. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $6.4 million in the second quarter of 2021, a decrease of $2.9 million, or 31.1%, compared to $9.3 million in the same period of 2020. This was mainly due to a decrease of $364.6 million, or 23.6%, in the average balance and a 25 basis points decline in average yields on these securities. The decline in the average balance was mainly driven by high prepayment activity of mortage-backed securities as well as sales completed throughout 2020 and the six months ended June 30, 2021. As of June 30, 2021, corporate debt securities comprised 30.2% of the available-for-sale portfolio, up from 25.4% at June 30, 2020. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of June 30, 2021, floating rate investments represent only 11.9% of our investment portfolio (this includes debt securities available for sale and held to maturity and equity securities with readily determinable fair value not held for trading) compared to 15.2% at June 30, 2020. In addition recomposition towards high duration, and natural extension of the mortgage portfolio, has increased the overall duration to 3.0 years at June 30, 2021 from 2.6 years at June 30, 2020.
Interest Expense. Interest expense was $11.2 million in the three months ended June 30, 2021, a decrease of $6.6 million, or 37.2%, compared to $17.8 million in the same period of 2020. This was primarily due to: (i) lower average cost of deposits and FHLB advances, and (ii) a decrease of $461.1 million, or 7.4%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances. These results were partially offset by an increase in the average balance of Senior Notes which were issued late in the second quarter of 2020.
Interest expense on deposits was $7.4 million in the three months ended June 30, 2021, a decrease of $6.7 million, or 47.5%, compared to $14.1 million for the same period of 2020, primarily due to: (i) a 50 basis points decline in the average rates paid, and (ii) a decline of $273.6 million, or 5.4%, in the average balance of total interest bearing deposits, mainly time deposits. These declines were partially offset by a higher average balance of total interest bearing checking and savings accounts. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $6.1 million, or 49.0%, in the second quarter of 2021 compared to the second quarter of 2020. This was mainly due to a decline of $694.7 million, or 28.0%, in the average balance, and a decline of 59 basis points in the average cost on these deposits. The decline in the average balance of total time deposits include decreases of $456.9 million and $158.0 million, in customer certificate of deposits (“CDs”) and brokered deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs. As of June 30, 2021, the Company had $364 million of time deposits maturing in the third quarter of 2021. This is expected to decrease the average cost of CDs by approximately 12bps and the overall cost of deposits by 3bps.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $0.6 million, or 36.2%, in the second quarter of 2021 compared to the same period last year, mainly due to a decrease of 12 basis points in the average costs on these deposits. This was partially offset by an increase of $421.1 million, or 16.5% in the average balance of total interest bearing checking and savings accounts in the second quarter of 2021 compared to the same period in 2020, mainly driven by: (i) third-party interest-bearing domestic brokered deposits with an average balance of $128.3 million in the second quarter of 2021 (there were no balances associated with these deposits in the second quarter of 2020); (ii) higher average domestic personal accounts, and (iii) an increase of $60.4 million, or 3.7%, in the average balance of international accounts, including an increase of $61.1 million, or 3.7%, in personal accounts partially offset by a decrease of $0.7 million, or 0.2%, in commercial accounts.
Interest expense on FHLB advances decreased by $0.9 million, or 27.5%, in the three months ended June 30, 2021 compared to the same period of 2020, mainly as a result of a decline of $241.0 million, or 20.7%, in the average balance on this funding source. In addition, there was a decrease of 10 basis points in the average rate paid on these borrowings. These reductions in FHLB advances’average balances and rates include the effects of: (i) the repayment of $235 million of these borrowings in the second quarter of 2021 and (ii) the $420 million restructuring completed in April 2020. In addition, in May 2021, the Company completed the previously mentioned $285 million FHLB advances restructuring. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $420 million FHLB advances restructuring completed in April 2020.
Interest expense on Senior Notes increased to $0.9 million in the second quarter of 2021 compared to $0.1 million in the second quarter of 2020. This result was mainly driven by an increase of $53.6 million in the average balance, as these Senior Notes were issued late in the second quarter of 2020. See “—Capital Resources and Liquidity Management” for detailed information on the issuance of Senior Notes.
Six Months Ended June 30, 2021 and 2020
In the six months ended June 30, 2021, net interest income was $97.5 million, an increase of $2.0 million, or 2.1%, from $95.6 million in the same period of 2020. This was primarily due to a decline in interest expense on total interest bearing liabilities, including declines of 46 basis points in the average cost, and $389.0 million, or 6.2%, in the average balance. These declines were primarily due to: (i) lower cost of total deposits and FHLB advances, and (ii) lower average balance of total interest bearing liabilities, mainly time deposits and FHLB advances. The increase in net interest income was partially offset by: (i) a decline of 20 basis points in the average yield and a decrease of $367.4 million, or 4.9%, in the average balance on earning assets, and (ii) a higher average balance of Senior Notes which were issued late in the six months ended June 30, 2020. Net interest margin was 2.74% in the six months ended June 30, 2021, an increase of 19 basis points from 2.55% in the six months ended June 30, 2020. See discussions further below for more details.
Interest Income. Total interest income was $121.5 million in the six months ended June 30, 2021, a decline of $14.0 million, or 10.3%, compared to $135.5 million for the same period of 2020, mainly due to a decline of 20 basis points in the average yield of interest earning assets. In addition, there was a decrease of $367.4 million, or 4.9%, in the average balance of total interest earning assets, mainly debt securities available for sale. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the six months ended June 30, 2021 was $106.4 million, a decrease of 6.9 million, or 6.1%, compared to $113.3 million for the comparable period of 2020. This decrease was primarily due to a 21 basis point decline in average yields, which includes the full effect of the Federal Reserve’s emergency rate cuts in March 2020. In addition, there was a decrease of $40.9 million, or 0.7%, in the average balance of loans in the six months ended June 30, 2021 over the same period in 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on the debt securities available for sale was $12.9 million in the six months ended June 30, 2021, a decrease of $5.9 million, or 31.4%, compared to $18.8 million in the same period of 2020. This was mainly due to a decrease of $355.1 million, or 22.9%, in the average balance and a 26 basis point decline in average yields. These results were mainly driven by a high prepayment activity of mortgage-backed securities and sales completed throughout 2020 and the six months ended June 30, 2021, and lower reinvestment rates. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest Expense. Interest expense was $24.0 million in the six months ended June 30, 2021, a decrease of $16.0 million, or 40.0%, compared to $39.9 million in the same period of 2020. This was primarily due to: (i) lower average cost of total deposits and FHLB advances and (ii) a decrease of $389.0 million, or 6.2%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances.
Interest expense on deposits was $15.8 million in the six months ended June 30, 2021, a decrease of $15.1 million, or 48.8%, compared to $31.0 million for the same period of 2020. This was primarily due to a 57 basis point decline in the average rates paid on deposits. In addition, there was a decline of $600.1 million, or 24.3%, in the average balance of time deposits. These declines were partially offset by a higher average balance of total interest bearing checking and savings accounts. See below a detailed explanation of changes by major deposit category:
• Time deposits. Interest expense on total time deposits decreased $12.2 million, or 47.1%, in the six months ended June 30, 2021 compared to the same period last year. This was mainly driven by a decrease of 64 basis points in the average cost and a decrease of $600.1 million, or 24.3%, in the average balance of time deposits. The decline in the average balance of time deposits includes decreases of $411.9 million and $148.7 million, in customer CDs and brokered deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.
•Interest bearing checking and savings accounts. Interest expense on total interest bearing checking accounts decreased $2.9 million, or 57.4%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, mainly due to a decrease of 25 basis points in the average cost. This was partially offset by an increase of $353.2 million, or 13.9%, in the average balance of total interest bearing checking and savings accounts, in the six months ended June 30, 2021 compared to the same period in 2020, mainly driven by: (i) third-party interest-bearing domestic brokered deposits with an average balance of $117.1 million in the six months ended June 30, 2021 (there were no balances associated with these deposits in the six months ended June 30, 2020); (ii) higher average domestic personal accounts, and (iii) an increase of $60.1 million, or 3.0%, in the average balance of international accounts, including an increase of $60.7 million, or 3.7%, in personal accounts partially offset by a decrease of $0.7 million, or 0.2%, in commercial accounts.

Interest expense on FHLB advances decreased $2.5 million, or 33.4%, in the six months ended June 30, 2021 compared to the same period of 2020. This was mainly as a result of a decrease of $193.7 million, or 16.4%, in the average balance and a decline of 25 basis points in the average rate paid on these borrowings. These changes include the effects of: (i) the repayment of $235 million of these borrowings in the six months ended June 30, 2021, and (ii) a $420 million restructuring completed in April 2020. In addition, in May 2021, the Company completed the previously mentioned $285 million FHLB advances restructuring. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $420 million FHLB advances restructuring completed in April 2020.
Interest expense on junior subordinated debentures decreased $0.1 million, or 10.6%, in the six months ended June 30, 2021 compared to the same period last year, mainly driven by a decline of $4.5 million, or 6.5%, in the average balance outstanding. This decline in the average balance resulted from the redemption of $26.8 million of trust preferred securities (fixed interest rate - 8.90%) issued by the Commercebank Capital Trust I (“Capital Trust I”) and related subordinated debt in the first quarter of 2020.
Interest expense on Senior Notes increased to $1.9 million in the six months ended June 30, 2021 compared to $0.1 million in the six months ended June 30, 2020. This result was mainly driven by an increase of $56.1 million in the average balance, as these Senior Notes were issued late in the six months ended June 30, 2020. See “—Capital Resources and Liquidity Management” for detailed information on the issuance of Senior Notes.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2021 and 2020. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,526,727	$53,612	3.89%	$5,712,548	$53,483	3.77%
Debt securities available for sale (2)	1,180,766	6,393	2.17%	1,545,335	9,283	2.42%
Debt securities held to maturity (3)	97,208	481	1.98%	68,237	308	1.82%
Debt securities held for trading	258	2	3.11%	—	—	—%
Equity securities with readily determinable fair value not held for trading	24,010	75	1.25%	24,303	121	2.00%
Federal Reserve Bank and FHLB stock	51,764	548	4.25%	69,801	916	5.28%
Deposits with banks	239,951	62	0.10%	215,406	56	0.10%
Total interest-earning assets	7,120,684	61,173	3.45%	7,635,630	64,167	3.38%
Total non-interest-earning assets less allowance for loan losses	559,807			512,569
Total assets	$7,680,491			$8,148,199

	Three Months Ended June 30,
	2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,292,612	$123	0.04%	$1,122,405	$104	0.04%
Money market	1,310,133	931	0.29%	1,112,363	1,521	0.55%
Savings	373,723	14	0.02%	320,644	48	0.06%
Total checking and saving accounts	2,976,468	1,068	0.14%	2,555,412	1,673	0.26%
Time deposits	1,789,517	6,327	1.42%	2,484,219	12,406	2.01%
Total deposits	4,765,985	7,395	0.62%	5,039,631	14,079	1.12%
Securities sold under agreements to repurchase	440	1	0.91%	474	—	—%
Advances from the FHLB and other borrowings (4)	922,050	2,255	0.98%	1,163,022	3,110	1.08%
Senior notes	58,697	942	6.44%	5,136	84	6.58%
Junior subordinated debentures	64,178	609	3.81%	64,178	571	3.58%
Total interest-bearing liabilities	5,811,350	11,202	0.77%	6,272,441	17,844	1.14%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	937,275			916,980
Accounts payable, accrued liabilities and other liabilities	142,226			106,738
Total non-interest-bearing liabilities	1,079,501			1,023,718
Total liabilities	6,890,851			7,296,159
Stockholders’ equity	789,640			852,040
Total liabilities and stockholders' equity	$7,680,491			$8,148,199
Excess of average interest-earning assets over average interest-bearing liabilities	$1,309,334			$1,363,189
Net interest income		$49,971			$46,323
Net interest rate spread			2.68%			2.24%
Net interest margin (5)			2.81%			2.44%
Cost of total deposits (6)			0.52%			0.95%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.53%			121.73%
Average non-performing loans/ Average total loans	1.84%			0.87%

	Six Months Ended
	June 30, 2021			June 30, 2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$5,602,218	$106,383	3.83%	$5,643,088	$113,271	4.04%
Debt securities available for sale (2)	1,192,342	12,888	2.18%	1,547,418	18,781	2.44%
Debt securities held to maturity (3)	82,550	783	1.91%	70,355	708	2.02%
Debt securities held for trading	181	3	3.34%	—	—	—%
Equity securities with readily determinable fair value not held for trading	24,117	159	1.33%	24,178	252	2.10%
Federal Reserve Bank and FHLB stock	57,650	1,173	4.10%	70,497	1,952	5.57%
Deposits with banks	222,749	113	0.10%	193,627	518	0.54%
Total interest-earning assets	7,181,807	121,502	3.41%	7,549,163	135,482	3.61%
Total non-interest-earning assets less allowance for loan losses	532,232			500,363
Total assets	$7,714,039			$8,049,526

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,302,603	$236	0.04%	$1,097,489	$239	0.04%
Money market	1,273,284	1,897	0.30%	1,124,432	4,770	0.85%
Savings	320,903	28	0.02%	321,663	65	0.04%
Total checking and saving accounts	2,896,790	2,161	0.15%	2,543,584	5,074	0.40%
Time deposits	1,872,577	13,687	1.47%	2,472,646	25,890	2.11%
Total deposits	4,769,367	15,848	0.67%	5,016,230	30,964	1.24%
Securities sold under agreements to repurchase	221	1	0.91%	237	—	—%
Advances from the FHLB and other borrowings (4)	985,672	5,013	1.03%	1,179,368	7,522	1.28%
Junior subordinated debentures	64,178	1,216	3.82%	68,650	1,360	3.98%
Senior notes	58,658	1,884	6.48%	2,568	84	6.58%
Total interest-bearing liabilities	5,878,096	23,962	0.82%	6,267,053	39,930	1.28%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	931,291			836,782
Accounts payable, accrued liabilities and other liabilities	118,021			97,816
Total non-interest-bearing liabilities	1,049,312			934,598
Total liabilities	6,927,408			7,201,651
Stockholders’ equity	786,631			847,875
Total liabilities and stockholders' equity	$7,714,039			$8,049,526
Excess of average interest-earning assets over average interest-bearing liabilities	$1,303,711			$1,282,110
Net interest income		$97,540			$95,552
Net interest rate spread			2.59%			2.33%
Net interest margin (5)			2.74%			2.55%
Cost of total deposits (6)			0.56%			1.06%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.18%			120.46%
Average non-performing loans/ Average total loans	1.69%			0.73%
_____________

(1)    Average non-performing loans of $103.6 million and $50.4 million for the three months ended June 30, 2021 and 2020, respectively, and $96.4 million and $41.6 million in the six months ended June 30, 2021 and 2020, respectively, are included in the average loan portfolio, net. Interest income that would have been recognized on these non-performing loans totaled $0.9 million and $0.6 million in the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $1.1 million in the six months ended June 30, 2021 and 2020, respectively.

(2)    Includes nontaxable securities with average balances of $27.3 million and $62.2 million for the three months ended June 30, 2021 and 2020, respectively, and $47.9 million and $55.8 million in the six months ended June 30, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities was 2.15% and 3.77% for the three months ended June 30, 2021 and 2020, respectively, and 2.77% and 3.82% for the six months ended June 30, 2021 and 2020, respectively. In 2021 and 2020, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(3) Includes nontaxable securities with average balances of $52.2 million and $68.2 million for the three months ended June 30, 2021 and 2020, respectively, and $54.4 million and $70.4 million for the six months ended June 30, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities was 2.19% and 2.30% for the three months ended June 30, 2021 and 2020, respectively, and 2.30% and 2.56% for the six months ended June 30, 2021 and 2020, respectively. In 2021 and 2020, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(4)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(5)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.
(6)    Calculated based upon the average balance of total noninterest bearing and interest bearing deposits.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Balance at the beginning of the period	$110,940	$72,948	$110,902	$52,223

Charge-offs
Domestic Loans:
Real estate loans
Single-family residential	(58)	—	(58)	—
Owner occupied	—	—	—	(27)
Commercial	(1,688)	(2,075)	(1,923)	(3,149)
Consumer and others	(786)	(44)	(1,217)	(266)
	(2,532)	(2,119)	(3,198)	(3,442)

International Loans (1):
Commercial	—	—	—	(34)
Consumer and others (1)	—	(7)	—	(258)
	—	(7)	—	(292)
Total Charge-offs	$(2,532)	$(2,126)	$(3,198)	$(3,734)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$70	$—	$70	$—
Single-family residential	53	40	79	70
Commercial	303	50	750	111
Consumer and others	108	2	152	19
	534	92	1,051	200
International Loans (2):
Commercial	214	—	372	124
Consumer and others	29	118	58	219
	243	118	430	343
Total Recoveries	$777	$210	$1,481	$543

Net charge-offs	(1,755)	(1,916)	(1,717)	(3,191)
(Reversal of) provision for loan losses	(5,000)	48,620	(5,000)	70,620
Balance at the end of the period	$104,185	$119,652	$104,185	$119,652
__________________
(1)    Primarily from Venezuela customers.
(2)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended June 30, 2021 and 2020
The Company released $5.0 million from the ALL during the second quarter of 2021, compared to a provision of loan losses of $48.6 million recorded in the second quarter of 2020. The $5.0 million release was mainly driven by a decrease in reserves associated with the COVID-19 pandemic, as a result of improved macro-economic conditions and credit outlook, as the Florida and Texas economies continue to recover from the COVID-19 pandemic. In addition, the decrease in the loan portfolio outstanding balance when compared to the first quarter of 2021, also contributed to lower reserve requirements. These results were partially offset by loan downgrades and additional reserves allocated in connection with the COVID-19 pandemic, primarily due to slower economic recovery of the New York market in the second quarter of 2021. The ALL associated with the COVID-19 pandemic was $14.8 million at June 30, 2021 compared to $32.9 million at June 30, 2020.
During the three months ended June 30, 2021, charge-offs decreased $0.4 million, or 19.1%, compared to the same period of the prior year. This was mainly driven by the absence of a $1.9 million charge-off on a commercial loan related to a South Florida food wholesale borrower in the second quarter of 2020. This result was partially offset by an aggregate of $0.7 million of charge-offs in the second quarter of 2021 related to consumer loans under indirect lending programs. The ratio of net charge-offs over the average total loan portfolio was 0.12% in the second quarter of 2021 compared to 0.13% in the second quarter of 2020.
As of June 30, 2021, the loan relationship with a Miami-based U.S. coffee trader (“Coffee Trader”) had an outstanding balance of approximately $19.6 million, net of a $19.3 million charge off recorded in the third quarter of 2020, unchanged from December 31, 2020. As of June 30, 2021, the Company had a specific loan loss reserve of $12.3 million (unchanged from December 31, 2020) on this relationship. We continue to closely monitor the liquidation process and have been in close contact with the liquidation agent regarding the collection process and prospective distribution. So far, cash collected by the liquidation agent is approximately $95 million. Timing for distributions are pending to be defined as allocation of liquidation proceeds may be subject to objection from lenders. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the loan relationship with the Coffee Trader.
During the second quarter of 2021, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on most non-performing loans supporting current ALL levels. No additional loan loss reserves were deemed necessary as a result of these valuations.
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

Six Months Ended June 30, 2021 and 2020

The Company released $5.0 million from the ALL during the six months ended June 30, 2021, compared to a provision of loan losses of $70.6 million recorded during the six months ended June 30, 2020. The $5.0 million release was mainly driven by a decrease in reserves associated with the COVID-19 pandemic, as a result of improved macro-economic conditions and credit outlook, as the Florida and Texas economies continue to recover from the COVID-19 pandemic. In addition, the decrease in the loan portfolio outstanding balance when compared to the six months ended June 30, 2020, also contributed to lower reserve requirements. These results were partially offset by loan downgrades and additional reserves allocated in connection with the COVID-19 pandemic, primarily due to slower economic recovery of the New York market in the six months ended June 30, 2021.
During the six months ended June 30, 2021, charge-offs decreased $0.5 million, or 14.4%, compared to the same period of the prior year. This was mainly driven by the absence of a $1.9 million charge-off on a commercial loan to a South Florida food wholesale borrower as well as an aggregate of $1.2 million in charge-offs related to five commercial loans in six months ended June 30, 2020. This result was partially offset by an aggregate of $0.7 million of charge-offs in the six months ended June 30, 2021 related to consumer loans under indirect lending programs. The ratio of net charge-offs over the average total loan portfolio was 0.06% in the six months ended June 30, 2021 compared to 0.11% in the six months ended June 30, 2020.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,284	27.2%	$3,438	17.4%	$846	24.6%
Brokerage, advisory and fiduciary activities	4,431	28.2%	4,325	21.9%	106	2.5%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,368	8.7%	1,427	7.2%	(59)	(4.1)%
Securities gains, net (2)	1,329	8.5%	7,737	39.2%	(6,408)	(82.8)%
Cards and trade finance servicing fees	388	2.5%	273	1.4%	115	42.1%
Loss on early extinguishment of FHLB advances, net	(2,488)	(15.8)%	(66)	(0.3)%	(2,422)	N/M
Other noninterest income (3)	6,422	40.8%	2,619	13.2%	3,803	145.2%
Total noninterest income	$15,734	100.0%	$19,753	100.0%	$(4,019)	(20.4)%

	Six Months Ended June 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$8,390	28.1%	$7,728	18.6%	$662	8.6%
Brokerage, advisory and fiduciary activities	9,034	30.2%	8,458	20.3%	576	6.8%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	2,724	9.1%	2,841	6.8%	(117)	(4.1)%
Securities gains, net (2)	3,911	13.1%	17,357	41.7%	(13,446)	(77.5)%
Cards and trade finance servicing fees	727	2.4%	668	1.6%	59	8.8%
Loss on early extinguishment of FHLB advances, net	(2,488)	(8.3)%	(73)	(0.2)%	(2,415)	NM
Other noninterest income (3)	7,599	25.4%	4,684	11.2%	2,915	62.2%
Total noninterest income	$29,897	100.0%	$41,663	100.0%	$(11,766)	(28.2)%

___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Includes net gain on sale of debt securities of $1.3 million and $7.5 million during the three months ended June 30, 2021 and 2020, respectively, and $4.2 million and $16.8 million in the six months ended June 30, 2021 and 2020, respectively. In addition, includes unrealized gains of $22 thousand and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and unrealized losses of $0.4 million and unrealized gains of $0.6 million in the six months ended June 30, 2021 and 2020, respectively, related to the change in market value of mutual funds.
(3)    Includes a gain of $3.8 million on the sale of PPP loans in the three and six month periods ended June 30, 2021. In addition, includes income from derivative transactions with customers totaling $1.3 million and $1.5 million in the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $2.4 million in the six months ended June 30, 2021 and 2020, respectively. Other sources of income in the periods shown consist of rental income, income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M Means not meaningful

Three Months Ended June 30, 2021 and 2020
Total noninterest income decreased $4.0 million, or 20.4%, in the three months ended June 30, 2021 compared to the same period of 2020, mainly due to: (i) a $6.4 million decrease in net gains on sale of securities and (ii) a net loss of $2.5 million on the early termination of $235 million in FHLB advances in the three months ended June 30, 2021. The decrease in noninterest income was partially offset by higher other noninterest income and deposit and service fees.
Other noninterest income increased $3.8 million, or 145.2%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase other noninterest income was mainly driven by a gain of $3.8 million on the sale of around $95.1 million in PPP loans in the three months ended June 30, 2021. This was partially offset by a decrease of $0.2 million, or 15.0%, in income from derivative transactions with customers.
Deposits and service fees increased $0.8 million, or 24.6%, in the three months ended June 30, 2021 compared to the same period last year, primarily due to an increase in wire transfer fees from increased activity and higher service charge fee income.
Six Months Ended June 30, 2021 and 2020
Total noninterest income decreased $11.8 million, or 28.2%, in the six months ended June 30, 2021 compared to the same period last year. These results were mainly due to a $13.4 million decrease in net gains on the sale of securities, and the previously mentioned net loss of $2.5 million on the early termination of FHLB advances during the period. These decreases were partially offset by higher other noninterest income, deposit and service fees, and brokerage, advisory and fiduciary fees.
Other noninterest income increased $2.9 million, or 62.2%, in the six months ended June 30, 2021 compared to the same period last year, mainly due to the net gain of $3.8 million on sale of PPP loans of $95 million in the three months ended June 30, 2021. This was partially offset by a decrease of $0.9 million, or 37.7%, in income from derivative transactions with customers.
Deposits and service fees increased $0.7 million, or 8.6%, in the six months ended June 30, 2021 compared to the same period last year, mainly driven by higher wire transfer fees from increased activity and higher service charge fee income.
Brokerage, advisory and fiduciary activities increased $0.6 million or 6.8%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, mainly driven by an increase in AUMs in our clients’ advisory accounts as we continue to grow products in that line of business.
Our AUMs totaled $2.13 billion at June 30, 2021, an increase of $160.2 million, or 8.1%, from $1.97 billion at December 31, 2020, primarily driven by increased market value. In addition, net new assets in the six months ended June 30, 2021 totaled $37.9 million, representing 1.9% of the total increase in AUMs compared to December 31, 2020. This was mainly driven by continued execution of the Company’s client-focused and relationship-centric strategy. The Company remains focused on growing AUMs, both domestically and internationally.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$30,796	60.2%	$21,570	58.7%	$9,226	42.8%
Occupancy and equipment (2)	5,342	10.4%	4,220	11.5%	1,122	26.6%
Professional and other services fees (3)	4,693	9.2%	3,965	10.8%	728	18.4%
Telecommunications and data processing	3,515	6.9%	3,157	8.6%	358	11.3%
Depreciation and amortization	1,872	3.7%	1,960	5.3%	(88)	(4.5)%
FDIC assessments and insurance	1,702	3.3%	1,240	3.4%	462	37.3%
Other operating expenses (4)	3,205	6.3%	628	1.7%	2,577	410.4%
Total noninterest expenses	$51,125	100.0%	$36,740	100.0%	$14,385	39.2%

	Six Months Ended June 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$57,223	60.4%	$50,896	62.4%	$6,327	12.4%
Occupancy and equipment (2)	9,830	10.4%	8,023	9.8%	1,807	22.5%
Professional and other services fees (3)	8,477	9.0%	6,919	8.5%	1,558	22.5%
Telecommunications and data processing	7,242	7.6%	6,621	8.1%	621	9.4%
Depreciation and amortization	3,658	3.9%	3,919	4.8%	(261)	(6.7)%
FDIC assessments and insurance	3,457	3.7%	2,358	2.9%	1,099	46.6%
Other operating expenses (4)	4,863	5.1%	2,871	3.5%	1,992	69.4%
Total noninterest expenses	$94,750	100.0%	$81,607	100.0%	$13,143	16.1%
_______
(1)    In the second quarter and six months ended June 30, 2021, includes $3.3 million of severance expenses, mainly in connection with the departure of Chief Operations Officer and other actions. In addition, the second quarter and six months ended June 30, 2021, includes $1.0 million and $1.5 million, respectively, in connection with a Long Term Incentive Compensation Program adopted in the first quarter of 2021.
(2)    Includes $0.8 million of ROUA impairment associated with a lease in NYC for a loan production office.
(3)    Other service fees include expense on derivative contracts.
(4)    Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.

Three Months Ended June 30, 2021 and 2020
Noninterest expense increased $14.4 million, or 39.2%, in the three months ended June 30, 2021 compared to the same period in 2020. This was primarily driven by higher salary and employee benefits, other operating expenses, occupancy and equipment expenses, professional and other service fees, and FDIC assessments and insurance.

Salaries and employee benefits increased $9.2 million, or 42.8%, in the second quarter of 2021 compared to the same period one year ago. This increase was mainly due to the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020. In addition, there was an increase in severance expenses of $3.0 million compared to the second quarter of 2020, mainly driven by: (i) the departure of the Chief Operations Officer in the second quarter of 2021; (ii) the closing of the NY LPO, as the Company ceased to originate loans there, and (iii) costs in connection with various other support functions. These results were partially offset by decreases in salaries and employee benefits in connection with the Company’s ongoing transformation and efficiency improvement efforts. At June 30, 2021, our FTEs were 719, a decrease of 12.8% compared to 825 at June 30, 2020. The 719 FTEs include the staff associated with Amerant Mortgage, which had 38 FTEs at June 30, 2021.
Other operating expenses increased $2.6 million, or 410.4%, in the three months ended June 30, 2021 compared to the same period last year, mainly due to: (i) a $0.9 million increase in advertising expenses, and (ii) the absence of the $0.7 million deferral of other operating expenses directly related to PPP loan originations in the second quarter of 2020.
Occupancy and equipment costs increased $1.1 million, or 26.6%, in the three months ended June 30, 2021 compared to the same period last year. This was mainly driven by: (i) a lease impairment of $0.8 million in connection with the previously mentioned closing of the NY LPO, and (ii) the additional rent expense associated with the Beacon Operations Center in the second quarter of 2021. The Company sold its Beacon Operations Center in the fourth quarter of 2020. Following the sale of the Beacon Operations Center, we leased-back the property for a two-year term. In the second quarter of 2021, the rent expense linked to the Beacon Operations Center was partially offset by the absence of $0.2 million of depreciation expense recorded in the same period last year, when we still owned the property. This depreciation expense of $0.2 million is included as part of “Depreciation and amortization” in the table above.

Professional and other services fees increased $0.7 million, or 18.4%, in the second quarter of 2021 compared to the same period one year ago, mainly driven by higher recruitment fees.

FDIC assessments and insurance expenses increased $0.5 million, or 37.3%, in the second quarter of 2021 compared to the same period last year, mainly due to the absence of credits received in the second quarter of 2020.

We remain dedicated to finding new ways to increase efficiencies across the Company while simultaneously providing an enhanced banking experience for customers. As part of these continued efforts, the Company signed partnerships with leading fintech firms in the second quarter of 2021, Numerated and Marstone, Inc., driving forward the Company's digital transformation. Numerated's platform is expected to improve the business lending and deposit account opening processes while Marstone's online wealth management platform is expected to further improve banking relationships by empowering Amerant customers to fully understand their financial position, plans and outlook. Additionally, as part of the Company’s keen focus on profitable growth, in July 2021, we engaged Zimmerman Advertising as our new marketing partner demonstrating its commitment to driving brand awareness and business development. Finally, the Company recently determined to close its banking center in Wellington, FL which is expected to be completed in the third quarter of 2021. This closure results from extensive profitability analyses of the Company’s retail banking network and current and expected individual branch contributions towards the Company's strategic goals.

Six Months Ended June 30, 2021 and 2020

Noninterest expense increased $13.1 million, or 16.1%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by higher salaries and employee benefits, other operating expenses, occupancy and equipment expenses, professional and other service fees and FDIC assessments and insurance.

Salaries and employee benefits increased $6.3 million, or 12.4%, in the six months ended June 30, 2021 compared to the same period in 2020. This increase was mainly due to the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the three months ended June 30, 2020. In addition, in the six months ended June 30, 2021, there was an increase in severance expenses of $3.0 million compared to the six months ended June 30, 2020, mainly driven by: (i) the departure of the Chief Operations Officer in the second quarter of 2021; (ii) the closing of the NY LPO, as the Company ceased to originate loans there, and (iii) costs in connection with the elimination of various other support functions.These results were partially offset by decreases in salaries and employee benefits in connection with the Company’s ongoing transformation and efficiency improvement efforts. At June 30, 2021, our full-time equivalent employees were 719, a decrease of 12.8% compared to 825 at June 30, 2020. The 719 FTEs include the staff associated with Amerant Mortgage, which had 38 FTEs at June 30, 2021.

Other operating expenses increased $2.0 million, or 69.4%, in the six months ended June 30, 2021 compared to the same period last year, mainly due to: (i) a $0.6 million increase in advertising expenses, and (ii) the absence of the $0.7 million deferral of other operating expenses directly related to PPP loan originations in the second quarter of 2020.

Occupancy and equipment costs increased $1.8 million, or 22.5%, in the six months ended June 30, 2021 compared to the same period last year. This was mainly driven by: (i) a lease impairment of $0.8 million in connection with the previously mentioned closing of the NY LPO and (ii) the $1.0 million additional rent expense associated with the Beacon Operations Center in the six months ended June 30, 2021. As explained above, the Beacon Operations Center was sold and leased-back in the fourth quarter of 2020. In the six months ended June 30, 2021, the additional rent expense linked to the Beacon Operations Center was partially offset by the absence of $0.4 million of depreciation expense recorded in the same period last year, when we still owned the property. This depreciation expense of $0.4 million is included as part of “Depreciation and amortization” in the table above.

Professional and other services fees increased $1.6 million, or 22.5%, in the six months ended June 30, 2021 compared to the same period one year ago. This increase was mainly driven by higher fees in connection with: (i) the design of the Company’s new compensation programs; (ii) renegotiation of certain contracts with vendors, and (iii) higher recruitment fees.

FDIC assessments and insurance expenses increased $1.1 million, or 46.6%, in the six months ended June 30, 2021 compared to the same period last year, mainly due to the absence of credits received in the six months ended June 30, 2020.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	2021 vs 2020		2021	2020	2021 vs 2020
(in thousands, except effective tax rates and percentages)
Income (loss) before income tax (expense) benefit	$19,580	$(19,284)	$38,864	201.5%	$37,687	$(15,012)	$52,699	351.1%
Income tax (expense) benefit	$(4,435)	$4,005	$8,440	210.7%	$(8,083)	$3,115	$11,198	359.5%
Effective income tax rate	22.65%	20.77%	1.88%	9.1%	21.45%	20.75%	0.70%	3.4%

In the second quarter and six months ended June 30, 2021, income tax expense increased to $4.4 million and $8.1 million, respectively, from income tax benefit of $4.0 million and $3.1 million in the second quarter and six months ended June 30, 2020, respectively. This was mainly driven by higher income before income taxes in the second quarter and six months ended June 30, 2021. As of June 30, 2021, the Company’s net deferred tax assets were $13.5 million, an increase of $1.8 million, or 15.6%, compared to $11.7 million as of December 31, 2020. This increase was mainly driven by a decrease of $10.3 million in net unrealized holding gains on debt securities available for sale during the six months ended June 30, 2021.

Financial Condition - Comparison of Financial Condition as of June 30, 2021 and December 31, 2020
Assets. Total assets were $7.5 billion as of June 30, 2021, a decrease of $238.0 million, or 3.1%, compared to $7.8 billion at December 31, 2020. In the six months ended June 30, 2021, total loans held for investment, net of the allowance for loan losses, and cash and cash equivalents decreased $228.8 million, or 4.0%, and $42.9 million, or 20.0%, respectively. These results were partially offset by an increase of $42.0 million, or 44.7%, in other assets, mainly driven by the adoption of the new accounting guidance on leases. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets, and Note 1 to our unaudited interim financial statements in this Form 10-Q for more details on the new guidance on leases.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $171.5 million at June 30, 2021 from $214.4 million at December 31, 2020. The decrease of $42.9 million or 20.0%, was mainly attributable to lower balances at the Federal Reserve.
Cash flows provided by operating activities was $32.0 million in the six months ended June 30, 2021, mainly driven by the net income before attribution of non-controlling interest of $29.6 million recorded during the period.
Net cash provided by investing activities was $234.4 million during the six months ended June 30, 2021, mainly driven by: (i) maturities, sales, calls and paydowns of securities available for sale and FHLB stock totaling $232.5 million and $17.4 million, respectively; (ii) a net decrease in loans of $131.9 million, and (iii) proceeds from loan sales of $105.8 million. These proceeds were partially offset by purchases of available for sale and held to maturity securities totaling $214.3 million and $50.3 million, respectively.
In the six months ended June 30, 2021, net cash used in financing activities was $309.3 million. These activities included: (i) a $408.5 million decrease in time deposits; (ii) $244.1 million in net repayments of FHLB advances, and (iii) the $8.4 million repurchase of shares of Class B common stock in the six months ended June 30, 2021, under the 2021 Stock Repurchase Program. These disbursements were partially offset by a $351.8 million net increase in total demand, savings and money market deposit balances. See “—Capital Resources and Liquidity Management” for more details on changes in FHLB advances and the 2021 Stock Repurchase Program.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2021	December 31, 2020
(in thousands, except percentages)
Total loans, gross (1)	$5,608,548	$5,842,337
Total loans, gross / total assets	74.5%	75.2%

Allowance for loan losses	$104,185	$110,902
Allowance for loan losses / total loans, gross (1) (2)	1.86%	1.90%

Total loans, net (3)	$5,504,363	$5,731,435
Total loans, net / total assets	73.1%	73.8%
_______________
(1)    Total loans, gross are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, excluding the allowance for loan losses. At June 30, 2021, the Company had $1.8 million in mortgage loans held for sale. There were no loans held for sale at December 31, 2020.
(2)    See Note 5 of our audited consolidated financial statements in the Form 10-K and Note 5 of these unaudited interim consolidated financial statements for more details on our impairment models.

(3)    Total loans, net are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, net of the allowance for loan losses.

The composition of our CRE loan portfolio by industry segment at June 30, 2021 and December 31, 2020 is depicted in the following table:

(in thousands)	June 30, 2021	December 31, 2020
Retail (1)	$1,069,862	$1,097,329
Multifamily	658,022	737,696
Office space	369,172	390,295
Land and construction	361,077	349,800
Hospitality	182,316	191,750
Industrial and warehouse	78,526	70,465
	$2,718,975	$2,837,335
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

(in thousands)	June 30, 2021	December 31, 2020
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,699,876	$1,749,839
Multi-family residential	658,022	737,696
Land development and construction loans	361,077	349,800
	2,718,975	2,837,335
Single-family residential	535,582	543,076
Owner occupied	943,342	947,127
	4,197,899	4,327,538
Commercial loans	968,038	1,103,501
Loans to depository institutions and acceptances (1)	13,669	16,629
Consumer loans and overdrafts (2) (3)	306,050	241,771
Total Domestic Loans	5,485,656	5,689,439

International Loans:
Real Estate Loans
Single-family residential (4)	80,963	96,493
Commercial loans	35,373	51,049
Loans to depository institutions and acceptances	3	7
Consumer loans and overdrafts (5)	4,778	5,349
Total International Loans	121,117	152,898
Total Loan Portfolio	$5,606,773	$5,842,337

__________________
(1)    Mostly comprised of loans secured by cash or U.S. Government securities.
(2)    Includes customers’ overdraft balances totaling $1.4 million and $0.7 million as of June 30, 2021 and December 31, 2020, respectively.
(3)    Includes indirect lending loans purchased with a principal balance of $220.9 million and $166.0 million at June 30, 2021 and December 31, 2020, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

As of June 30, 2021, total loans were $5.6 billion, down $233.8 million, or 4.0%, compared to December 31, 2020. Domestic loans decreased $203.8 million, or 3.6%, as of June 30, 2021, compared to December 31, 2020. The decrease in total domestic loans includes net decreases of $118.4 million, $135.5 million, $3.8 million and $7.5 million in domestic CRE loans, commercial loans, owner occupied loans and single-family residential loans, respectively. The decrease in the loan portfolio in the six months ended June 30, 2021 is primarily attributable to loan prepayments, and lower loan production which continued to be challenged as a result of the COVID-19 pandemic despite early signs of recovery in economic activity. In addition, there was a decrease in connection with the closing of the NYC CRE loan production office, as the Company ceased to originate loans there in the six months ended June 30, 2021. These decreases were partially offset by an increase of $64.3 million in domestic consumer loans. The decrease in commercial loans during the six months ended June 30, 2021 includes PPP loan prepayments of around $171 million in the six months ended June 30, 2021 as a result of forgiveness. The increase in consumer loans includes $123.7 million in high-yield indirect consumer loans purchased during the six months ended June 30, 2021.
The Company originated $91.7 million in new PPP loans during the six months ended June 30, 2021, and received $171 million of prepayments in connection with PPP loan forgiveness applications, in line with program guidelines. PPP loan forgiveness is provided for under the CARES Act and consists of full payment by the Small Business Administration of the unpaid principal balance and accrued interest after loan forgiveness to eligible borrowers has been approved. In addition, during the six months ended June 30, 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights on these PPP loans. As of June 30, 2021, total PPP loans outstanding were $23.6 million, or 0.4% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020.
As of June 30, 2021, loans under syndication facilities were $397.3 million, a decline of $57.6 million, or 12.7%, compared to $454.9 million at December 31, 2020, mainly driven by a reduction in lower-yielding non-relationship loans. As of June 30, 2021, syndicated loans that financed highly leveraged transactions were $18.3 million, or 0.3%, of total loans, compared to $19.2 million, or 0.3%, of total loans as of December 31, 2020.

Loans to international customers, primarily from Venezuela and other customers in Latin America, declined $31.8 million, or 20.8%, during the second quarter of 2021 compared to December 31, 2020, mainly driven by a $15.7 million decrease in commercial loans which matured during the first quarter of 2021, and a $16.0 million decrease in residential loans from Venezuela primarily due to payoffs in the first half 2021.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2021		December 31, 2020
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$70,383	0.9%	$86,930	1.1%
Other (3)	50,734	0.7%	65,968	0.9%
Total	$121,117	1.6%	$152,898	2.0%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $20.8 million and $13.3 million as of June 30, 2021 and December 31, 2020, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $70.3 million and $86.7 million as of June 30, 2021 and December 31, 2020, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	June 30, 2021				December 31, 2020
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$532	$6,673	$63,178	$70,383	$420	$7,199	$79,311	$86,930
Other (2)	6,404	22,254	22,076	50,734	16,098	15,226	34,644	65,968
Total (3)	$6,936	$28,927	$85,254	$121,117	$16,518	$22,425	$113,955	$152,898
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $70.3 million and $86.7 million as of June 30, 2021 and December 31, 2020, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $20.8 million and $13.3 million as of June 30, 2021 and December 31, 2020, respectively.

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

	June 30, 2021		December 31, 2020
	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
(in thousands, except percentages)
Domestic Loans
Real estate	$38,648	48.0%	$50,227	48.2%
Commercial	52,583	37.0%	48,035	38.0%
Financial institutions	—	0.2%	—	0.3%
Consumer and others (1)	11,038	12.6%	10,729	6.9%
	102,269	97.8%	108,991	97.4%

International Loans (2)
Commercial	465	0.6%	95	0.9%
Financial institutions	1	—%	1	—%
Consumer and others (1)	1,450	1.6%	1,815	1.7%
	1,916	2.2%	1,911	2.6%

Total Allowance for Loan Losses	$104,185	100.0%	$110,902	100.0%
% of Total Loans	1.86%		1.90%
__________________
(1)     Includes mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the six months ended June 30, 2021, the changes in the allocation of the ALL were driven by loan composition changes, primarily as a result of: (i) the increase in domestic consumer loans in the six months ended June 30, 2021 and (ii) the reduction of the CRE portfolio in the six months ended June 30, 2021. In addition, the change in allocation of the ALL in the six months ended June 30, 2021, includes changes in the allocation of the loan loss provisions due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mainly domestic real estate, commercial and consumer. The ALL associated with the COVID-19 pandemic was $14.8 million as of June 30, 2021, unchanged from December 31, 2020.

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

	June 30, 2021	December 31, 2020
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$48,347	$8,219
Multi-family residential	9,928	11,340
	58,275	19,559
Single-family residential	5,251	8,778
Owner occupied	11,277	12,815
	74,803	41,152
Commercial loans (2)	43,876	44,205
Consumer loans and overdrafts	188	219
Total Domestic	118,867	85,576

International Loans: (3)
Real Estate Loans
Single-family residential	1,923	1,889
Consumer loans and overdrafts	10	14
Total International	1,933	1,903
Total Non-Accrual Loans	$120,800	$87,479

Past Due Accruing Loans (4)
Domestic Loans:
Real Estate Loans
Single-family residential	$20	$—
Owner occupied	—	220
Commercial	295	—
Consumer loans and overdrafts	4	1
Total Domestic	319	221

Total Past Due Accruing Loans	$319	$221

Total Non-Performing Loans	$121,119	$87,700
Other Real Estate Owned	400	427
Total Non-Performing Assets	$121,519	$88,127
__________________
(1)    Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of June 30, 2021 and December 31, 2020, non-performing TDRs include $9.6 million and $8.4 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2)    As of June 30, 2021 and December 31, 2020, includes a $19.6 million commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as a result of the deterioration of this commercial relationship.

(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At June 30, 2021, non-performing assets increased $33.4 million, or 37.9%, compared to December 31, 2020. This was primarily driven by the placement in non accrual status of: (i) four owner occupied loans totaling $41.0 million, primarily in New York due to increased vacancies; (ii) four commercial loans totaling $2.7 million, and (iii) five single-family loans totaling $2.1 million. These increases were partially offset by loan paydowns and payoffs during the six months ended June 30, 2021.

In July 2021, the Company received one CRE property guaranteeing a New York loan with a carrying amount of $12.1 million , which was among the loans placed in non accrual status in the six months ended June 30, 2021, and transferred it to OREO at the net of its fair value less cost to sell of approximately $9.4 million at June 30, 2021. As a result of this transaction, the Company charged-off $2.7 million against the allowance for loan losses in July 2021.

We recognized no interest income on non accrual loans during the six months ended June 30, 2021 and 2020. Additional interest income that we would have recognized on these loans had they been performing in accordance with their original terms in the six months ended June 30, 2021 and 2020 was $1.7 million and $1.1 million, respectively. There were $7.5 million in loans which were placed back in accrual status as of June 30, 2021, and the Company will recognize, as an adjustment to the yield, $1.6 million for the remaining maturity.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2021				December 31, 2020
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$32,858	$36,040	$12,306	$81,204	$46,872	$4,994	$3,969	$55,835
Multi-family residential	—	9,928	—	9,928	—	11,340	—	11,340
Land development and construction loans	—	—	—	—	7,164	—	—	7,164
	32,858	45,968	12,306	91,132	54,036	16,334	3,969	74,339
Single-family residential	—	7,194	—	7,194	—	10,667	—	10,667
Owner occupied	19,456	11,375	—	30,831	22,343	12,917	—	35,260
	52,314	64,537	12,306	129,157	76,379	39,918	3,969	120,266
Commercial loans (2)	40,151	23,055	22,546	85,752	42,434	21,152	23,256	86,842
Consumer loans and overdrafts	—	201	—	201	—	238	—	238
	$92,465	$87,793	$34,852	$215,110	$118,813	$61,308	$27,225	$207,346
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) As of June 30, 2021 and December 31, 2020, includes $19.6 million in a commercial relationship placed in non accrual status and downgraded during the second quarter of 2020. As of June 30, 2021 and December 31, 2020, Substandard loans include $7.3 million, and doubtful loans include $12.3 million, related to this commercial relationship. During the third quarter of 2020, the Company charged off $19.3 million against the allowance for loan losses as a result of the deterioration of this commercial relationship.

Classified loans, which includes substandard and doubtful loans, totaled $122.6 million at June 30, 2021, compared to $88.5 million at December 31, 2020. This increase of $34.1 million, or 38.5%, compared to December 31, 2020, was primarily driven by the downgrade of four CRE loans totaling $41.0 million, primarily in New York due to increased vacancies, nine commercial loans totaling $4.7 million, and six single-family loans totaling $2.1 million. In the six months ended June 30, 2021, these increases were partially offset by: (i) upgrades of three loans totaling $6.2 million; (ii) the charge-off of two loans totaling $1.4 million, and (iii) loan paydowns and payoffs.

Special mention loans as of June 30, 2021 totaled $92.5 million, a decrease of $26.3 million, or 22.2%, from $118.8 million as of December 31, 2020. This decrease was primarily due to: (i) the downgrade to substandard of one CRE loan totaling $12.1 million and two commercial loans totaling $1.6 million and (ii) paydowns and payoffs of approximately $11.1 million. This was partially offset by the downgrade of one commercial loan relationship of $2.6 million to special mention. All special mention loans remained current at June 30, 2021.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including deferral and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. Loans which have been modified under these programs totaled $1.1 billion as of June 30, 2021. As of June 30, 2021, $54.4 million, or 1.0% of total loans, were still under the deferral and/or forbearance period, an increase from $43.4 million, or 0.7% at December 31, 2020. This increase was primarily due to new modifications granted to two CRE retail loans in New York totaling $37.1 million, partially offset by $26.1 million in loans that resumed regular payments after deferral and/or forbearance periods ended. The Company began to selectively offer additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. The previously mentioned $54.4 million in loans includes: (i) $12.1 million of loans that matured in the second quarter of 2021 and will be transferred to OREO the third quarter of 2021; (ii) $5.2 million that mature in the third quarter of 2021, and (iii) $37.1 million that mature in the first quarter of 2022. Additionally, 100% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 83.1%. All loans that have moved out of forbearance status have resumed regular payments. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

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

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2021 and December 31, 2020, are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$—	$744
Owner occupied	98	102
	98	846
Commercial loans	1,429	198
Consumer loans and overdrafts (1)	4	—
	$1,531	$1,044
__________
(1) Corresponds to international consumer loans.

At June 30, 2021, total potential problem loans increased $0.5 million, or 46.6%, compared to December 31, 2020. The increase was mainly due to one commercial loan of $1.4 million downgraded to the substandard classification in the six months ended June 30, 2021. This commercial loan remained current and in accrual status at June 30, 2021. The increase in potential problem loans was partially offset by one owner-occupied loan of $0.7 million that became non-performing in the six months ended June 30, 2021.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2021 and December 31, 2020. The book value for debt securities classified as available for sale, equity securities and trading securities, represents fair value, and the book value for debt securities classified as held to maturity represents amortized cost.

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government agency debt	$284,405	20.9%	$204,578	14.9%
U.S. government-sponsored enterprise debt	543,583	40.0%	661,335	48.1%
Corporate debt (1) (2)	360,726	26.5%	301,714	22.0%
U.S. Treasury debt	2,507	0.2%	2,512	0.2%
Municipal bonds	2,847	0.2%	54,944	4.0%
	$1,194,068	87.8%	$1,225,083	89.2%

Debt securities held to maturity (3)	$93,311	6.9%	$58,127	4.2%

Equity securities with readily determinable fair value not held for trading (4)	23,988	1.8%	24,342	1.8%

Trading securities	198	—%	—	—%

Other securities (5):	$47,675	3.5%	$65,015	4.8%
	$1,359,240	100.0%	$1,372,567	100.0%
__________________
(1)    As of June 30, 2021 and December 31, 2020 corporate debt includes $16.5 million and $17.1 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities’ issuers were from Canada and Japan in three different sectors at June 30, 2021 and December 31, 2020.The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of June 30, 2021 and December 31, 2020, debt securities in the financial services sector issued by domestic corporate entities represent 3.2% and 2.7% of our total assets, respectively.
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

As of June 30, 2021, total securities decreased by $13.3 million, or 1.0%, to $1.4 billion compared to December 31, 2020. This decrease in the six months ended June 30, 2021, was mainly driven by: (i) maturities, sales and calls totaling $264.6 million, mainly debt securities available for sale and (ii) net unrealized holding losses on debt securities available for sale of $10.3 million. These results were partially offset by purchases of $264.6 million, including the purchase of $214.3 million in debt securities available for sale and the purchase of $50.3 million in debt securities held to maturity.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2021 and December 31, 2020. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

June 30, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$543,583	2.37%	$4,523	2.16%	$36,380	2.47%	$59,558	3.04%	$443,122	2.28%	$—	—%
Corporate debt-domestic	344,237	3.56%	15,593	2.42%	77,969	2.51%	224,627	3.94%	26,048	4.05%	—	—%
U.S. Government agency debt	284,405	2.23%	46	2.55%	9,179	1.90%	16,028	1.63%	259,152	2.28%	—	—%
Municipal bonds	2,847	2.72%	—	—%	—	—%	—	—%	2,847	2.72%	—	—%
Corporate debt-foreign	16,489	2.82%	3,411	0.88%	1,556	0.95%	11,522	3.64%	—	—%	—	—%
U.S. treasury securities	2,507	0.34%	2,507	0.34%	—	—%	—	—%	—	—%	—	—%
	$1,194,068	2.68%	$26,080	1.97%	$125,084	2.43%	$311,735	3.64%	$731,169	2.34%	$—	—%

Debt securities held to maturity	$93,311	2.29%	$—	—%	$12,589	2.45%	$11,299	2.92%	$69,423	2.16%	$—	—%

Equity securities with readily determinable fair value not held for trading	23,988	1.15%	—	—	—	—	—	—	—	—	23,988	1.15%

Trading securities	198	3.28%	—	—	—	—	—	—	198	3.28	—	—%

Other securities	$47,675	4.35%	$—	—%	$—	—%	$—	—%	$—	—%	$47,675	4.35%
	$1,359,240	2.69%	$26,080	1.97%	$137,673	2.44%	$323,034	3.61%	$800,790	2.33%	$71,663	3.28%

December 31, 2020
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	661,335	2.41%	2,512	0.53%	19,859	2.23%	92,259	2.77%	546,705	2.37%	—	—%
Corporate debt-domestic	284,645	3.52	7,664	2.02	99,741	2.22	169,264	4.29	7,976	4.74	—	—
U.S. government agency debt	204,578	2.03	153	2.11	11,581	1.92	15,967	1.76	176,877	2.06	—	—
U.S. Treasury debt securities	2,512	0.34	—	—	2,512	0.34	—	—	—	—	—	—
Municipal bonds	54,944	2.86	—	—	—	—	35,840	3.02	19,104	2.55	—	—
Corporate debt-foreign	17,069	0.55	2,665	1.26	2,562	1.03	11,842	0.28	—	—	—	—
	1,225,083	2.59	12,994	1.58	136,255	2.14	325,172	3.45	750,662	2.33	—	—

Debt securities held to maturity	58,127	2.20	—	—	—	—	11,409	2.92	46,718	2.02	—	—

Equity securities with readily determinable fair value not held for trading	24,342	1.52%	—	—	—	—	—	—	—	—	24,342	1.52%

Other securities	65,015	4.39	—	—	—	—	—	—	—	—	65,015	4.39
	$1,372,567	2.64%	$12,994	1.58%	$136,255	2.14%	$336,581	3.43%	$797,380	2.31%	$89,357	3.61%

The investment portfolio’s average duration was 3.0 years at June 30, 2021 and 2.4 years at December 31, 2020. The increase in duration was mainly due to lower expected prepayments and longer-duration securities purchased during the six months ended June 30, 2021.

Liabilities
Total liabilities were $6.7 billion at June 30, 2021, a decrease of $253.7 million, or 3.6% compared to December 31, 2020. This was primarily driven by decreases of: (i) $241.4 million, or 23.0%, in FHLB advances, mainly due to the early repayment of $235 million of these borrowings in May 2021 and (ii) and $56.7 million, or 1.0%, in total deposits, mainly due to a decrease in time deposits. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes of FHLB advances and total deposits.
The decrease in total liabilities was partially offset by an increase in other liabilities of $44.3 million. or 53.3%, mainly as a result of the adoption of the new accounting guidance on leases. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for more details on the new guidance on leases.

Deposits
Total deposits were $5.7 billion at June 30, 2021, a decrease of $56.7 million, or 1.0%, compared to December 31, 2020. The decline in deposits in the six months ended June 30, 2021 was mainly driven by a decrease of $408.5 million, or 20.0%, in time deposits. This was partially offset by: (i) an increase of $193.5 million, or 22.2%, in noninterest bearing transaction accounts, including an increase in PPP-related customer deposits; (ii) an increase of $94.7 million, or 6.0%, in savings and money market deposit accounts, and (iii) an increase of $63.6 million, or 5.2% in interest bearing transaction accounts. The decline in time deposits was primarily attributable to a $304.7 million, or 19.7%, reduction in customer CDs compared to December 31, 2020, as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. This decline in customer CDs includes a $73.9 million, or 37.2%, reduction in online CD balances. During the six months ended June 30, 2021 total brokered deposits also decreased $103.5 million, or 16.3%, as the Company continued to focus on reduced reliance on this source of funding.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2021	December 31, 2020	Amount	%
Deposits
Domestic (1) (2)	$3,140,541	$3,202,936	$(62,395)	(1.9)%
Foreign:
Venezuela (3)	2,075,658	2,119,412	(43,754)	(2.1)%
Others (4)	458,709	409,295	49,414	12.1%
Total foreign	2,534,367	2,528,707	5,660	0.2%
Total deposits	$5,674,908	$5,731,643	$(56,735)	(1.0)%
_________________
(1)    Includes brokered deposits of $531.0 million and $634.5 million at June 30, 2021 and December 31, 2020, respectively.
(2)    Domestic deposits, excluding brokered, were up $41.1 million or 2.7%, compared to December 31, 2020.
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
(4) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits decreased $62.4 million, or 1.9%, in the six months ended June 30, 2021. However, domestic deposits increased almost every year since 2014 to 2020, while our total foreign deposits, especially deposits from Venezuelan residents, declined during the same period. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers.

During the six months ended June 30, 2021, deposits from customers domiciled in Venezuela decreased by $43.8 million, or 2.1%, to $2.1 billion, compared to December 31, 2020. During the six months ended June 30, 2021, foreign deposits, which include deposits from other countries in addition to Venezuela, increased by $5.7 million or 0.2%. In the six months ended June 30, 2021, deposits from Venezuela remained pressured mainly by the continued outflow of funds from our Venezuelan customers as difficult conditions in their country persist.

Core Deposits
Our core deposits were $4.0 billion and $3.7 billion as of June 30, 2021 and December 31, 2020, respectively. Core deposits represented 71.2% and 64.4% of our total deposits at those dates, respectively.The increase of $351.8 million, or 9.5%, in core deposits in the six months ended June 30, 2021 was mainly driven by the previously mentioned increase in noninterest bearing deposits. Core deposits consist of total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits and, as of June 30, 2021, we had $531.0 million in brokered deposits, which represented 9.4% of our total deposits at that date. As of June 30, 2021, brokered deposits were down $103.5 million, or 16.3%, compared to $634.5 million as of December 31, 2020, mainly due to a decline in brokered time deposits. As of June 30, 2021 and December 31, 2020, brokered deposits included time deposits of $390.4 million and $494.2 million, respectively, and third party interest bearing deposits of $140.7 million and $140.3 million, respectively.The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
At June 30, 2021 and December 31, 2020, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included twelve and eleven deposit relationships, respectively, with total balances of $418.2 million and $349.0 million, respectively. The increase in the balance of these deposits was mainly driven by additional funding from existing relationships, and a new relationship with a balance of $27.8 million as of June 30, 2021.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands, except percentages)
Less than 3 months	$286,056	28.7%	$433,918	34.6%
3 to 6 months	165,652	16.6%	261,683	20.8%
6 to 12 months	249,647	25.0%	241,367	19.2%
1 to 3 years	286,043	28.7%	268,934	21.4%
Over 3 years	10,177	1.0%	49,948	4.0%
Total	$997,575	100.0%	$1,255,850	100.0%

As of June 30, 2021, the Company had $364 million of time deposits maturing in the third quarter of 2021. This is expected to decrease the average cost of CDs by approximately 12bps and the overall cost of deposits by 3bps.

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at June 30, 2021 and December 31, 2020.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the six months ended June 30, 2021 and for the year ended December 31, 2020. There were no repurchase agreements outstanding as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
(in thousands, except percentages)
Outstanding at period-end	$—	$—
Average amount	16,750	83,750
Maximum amount outstanding at any month-end	50,500	300,000
Weighted average interest rate:
During period	0.64%	1.45%
End of period	—%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except percentages and per share data)
Net income (loss)	$15,962	$(15,279)	$30,421	$(11,897)
Basic earnings (loss) per common share	0.43	(0.37)	0.81	(0.28)
Diluted earnings (loss) per common share (1)	0.42	(0.37)	0.81	(0.28)

Average total assets	$7,680,491	$8,148,199	$7,714,039	$8,049,526
Average stockholders' equity	789,640	852,040	786,631	847,875
Net income (loss) / Average total assets (ROA)	0.83%	(0.75)%	0.80%	(0.30)%
Net income (loss) / Average stockholders' equity (ROE)	8.11%	(7.21)%	7.80%	(2.82)%
Average stockholders' equity / Average total assets ratio	10.28%	10.46%	10.20%	10.53%

__________________
(1)In the second quarter and six months ended June 30, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units (unvested shares of restricted stock and restricted stock units in the second quarter and six months ended June 30, 2020). See Note 18 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock and restricted stock units on earnings per share for the three and six month periods ended June 30, 2021 and 2020.

During the three and six month periods ended June 30, 2021, basic and diluted earnings per share increased as a result of higher net income earned compared to the same periods one year ago.

Capital Resources and Liquidity Management
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in accumulated other comprehensive income (AOCI) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on debt securities available for sale. AOCI is not included for purposes of determining our capital for bank regulatory purposes. Also, repurchases in connection with the existing and future plans.
Total stockholders’ equity was $799.1 million as of June 30, 2021, an increase of $15.6 million, or 2.0%, compared to $783.4 million as of December 31, 2020. This increase was primarily driven by $30.4 million of net income attributable to the Company in the six months ended June 30, 2021. This was partially offset by: (i) a $7.9 million decrease in AOCI, primarily as a result of lower valuation of the Company’s debt securities available for sale as a result of market increases in long-term yield curves and (ii) the repurchase of shares of Class B common stock totaling $8.4 million in the six months ended June 30, 2021, under the 2021 Stock Repurchase Program. See discussion below for more details on the 2021 Stock Repurchase Program.
Non-controlling Interest
Non-controlling interests on the consolidated financial statements includes a 49% non-controlling interest of Amerant Mortgage. The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. As of June 30, 2021, non-controlling interest included as a reduction to total stockholders’ equity was $0.8 million, and a net loss of $0.8 million attributed to the non-controlling interest is presented in the statement of operations.
Class B Common Stock Repurchases and Cancellation of Treasury Shares
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”). Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice. During the six months ended June 30, 2021, the Company repurchased an aggregate of 502,232 shares of Class B common stock at a weighted average price per share of $16.71 under the 2021 Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $8.4 million, including transaction costs. In the six months ended June 30, 2021, the Company’s Board of Directors authorized the cancellation of those 502,232 shares of Class B common stock.
Liquidity Management
At June 30, 2021 and December 31, 2020, the Company had $0.82 billion and $1.05 billion, respectively, of outstanding advances from the FHLB. At June 30, 2021 and December 31, 2020, we had an additional $1.5 billion and $1.3 billion, respectively, available borrowing capacity under FHLB facilities. In the six months ended June 30, 2021, the Company repaid $0.5 billion of outstanding FHLB advances, and borrowed $0.3 billion from this source. There were no other borrowings as of June 30, 2021 and December 31, 2020.

In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. The modifications were not considered substantial in accordance with GAAP. In addition, during the second quarter of 2021, the Company had a loss of $2.5 million on the early repayment of $235 million of FHLB advances which was recorded as part of noninterest income. These transactions combined will represent annual savings of approximately $3.6 million.

We also have available uncommitted federal funds lines with several banks, and had $80.0 million and $70.0 million of availability under these lines at June 30, 2021 and December 31, 2020, respectively.
On June 23, 2020, the Company completed a $60.0 million offering of Senior Notes with a coupon rate of 5.75% and due 2025.
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $28.5 million as of June 30, 2021 and $43.0 million as of December 31, 2020, in funds available to service its Senior Notes and for general corporate purposes, as a separate stand-alone entity. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $17.3 million as of June 30, 2021 and $16.6 million as of December 31, 2020, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
We have not provided summarized financial information for the Company and Amerant Florida as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.
Redemption of Junior Subordinated Debentures
On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details.
Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in the Form 10-K.
In July 2021, the Boards of Directors of the Bank and Amerant Florida approved the payment of cash dividends from the Bank and Amerant Florida to Amerant Bancorp, and declared dividend payments of: (i) $40.0 million from Amerant Florida to Amerant Bancorp, and (ii) $30.0 million from the Bank to Amerant Florida.
The Company has access to sufficient cash, dividends and borrowing capacity to fund its liquidity needs for 2021 and beyond.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital ratio	$901,160	14.17%	$508,766	8.00%	$635,957	10.00%
Tier 1 capital ratio	821,336	12.92%	381,574	6.00%	508,766	8.00%
Tier 1 leverage ratio	821,336	10.75%	305,655	4.00%	382,069	5.00%
Common Equity Tier 1 (CET1)	760,257	11.95%	286,181	4.50%	413,372	6.50%

December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
Common Equity Tier 1 (CET1)	736,930	11.73%	282,635	4.50%	408,251	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital ratio	$909,897	14.32%	$508,429	8.00%	$635,536	10.00%
Tier 1 capital ratio	830,125	13.06%	381,322	6.00%	508,429	8.00%
Tier 1 leverage ratio	830,125	10.88%	305,311	4.00%	381,639	5.00%
Common Equity Tier 1 (CET1)	830,125	13.06%	285,991	4.50%	413,098	6.50%

December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
Common Equity Tier 1 (CET1)	794,257	12.65%	282,495	4.50%	408,049	6.50%

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 17 to our audited consolidated financial statements included in the Form 10-K.

(in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$749,185	$763,880
Letters of credit	11,282	11,157
	$760,467	$775,037

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, and other borrowing arrangements.Set forth below are significant changes to our existing contractual obligations previously disclosed in the Form 10-K. Other than the changes shown below, there have been no material changes to the contractual obligations previously disclosed in the Form 10-K.
In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. In addition, during the second quarter of 2021, the Company repaid $235 million of FHLB advances. See “Capital Resources and Liquidity Management” for additional information.
In the first half of 2021, total time deposits decreased by $408.5 million, or 20.0%, including decreases of $304.7 million, or 19.7%, in customer time deposits and $103.8 million, or 21.0%, in brokered time deposits, respectively. See “Deposits” for additional information.
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

Effective January 1, 2021, the Company adopted the new accounting guidance on leases on a prospective basis, which resulted in the recognition of approximately $54.5 million of lease assets and approximately $55.0 million of lease liabilities. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for more details on the new guidance on leases.

Effective January 1, 2021, the Company adopted the new accounting guidance on accounting for targeted improvements to accounting for hedging activities, which did not have an effect on the Company’s consolidated financial statements. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our board of directors and monitored by management. There have been no material changes in our market risk exposure as compared to those discussed in the Form 10-K, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of the Form 10-K. Set forth below are material changes to our existing risk factors previously disclosed in the Form 10-K. Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K
We may incur losses due to minority investments in fintech and specialty finance companies

From time to time, we may make or consider making minority investments in fintech and specialty finance companies. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. For example, in June 2021, we made a $2.5 million equity investment in Marstone, a digital wealth management fintech company we have partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. Minority investments involve risks, including the possibility that a company we invest in may experience financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take or block action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, such company due to a sustained or general economic downturn. Minority investments present additional risks, including the potential disproportionate distraction to our management team relative to the potential financial benefit, the potential for a conflict of interest, and the damage to our reputation of associating with and investing in a brand that may take actions inconsistent with our values. In addition, although we may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained.

If the companies we invest in seek additional financing in the future to fund their growth strategies, these financing transactions may result in dilution to our ownership stakes and these transactions may occur at lower valuations than the investment transaction through which we acquired such ownership interest, which could significantly decrease the fair value of our investment in those entities. We may also be unable to dispose of our minority investments within our contemplated time horizon or at all. Our inability to dispose of our minority investment in an entity or a downward adjustment to or impairment of an equity investment could adversely impact our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
April 1 - April 30	139,835	$16.19	139,835	$35,881,847
May 1 - May 31	62,299	16.58	62,299	34,849,235
June 1 - June 30	184,061	17.62	184,061	31,605,307
Total	386,195	$16.93	386,195	$31,605,307

(1) On March 10, 2021, the Company announced that its Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “2021 Stock Repurchase Program”). Under the 2021 Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice. As of June 30, 2021, under the 2021 Stock Repurchase Program, the Company had repurchased a total of $8.4 million or 502,232 shares of Class B common stock at a weighted average price of $16.71 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.3.	Amended and Restated Bylaws, as amended, of Amerant Bancorp Inc., effective July 22, 2021 (incorporated by reference to Exhibit 3.3 to Form 8-K, filed on July 21, 2021)
10.1
Separation Agreement and General Release, dated June 30, 2021, between Amerant Bank, N.A., Amerant Bancorp Inc. and Alfonso Figueredo (incorporated by reference to Exhibit 10.1 to Form 8-K/A, filed on July 2, 2021).

31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Vice-Chairman, President and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Vice-Chairman, President and Chief Executive Officer. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer. (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)
(*) Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	July 30, 2021	By:	/s/ Gerald P. Plush
Gerald P. Plush
Vice-Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2021	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)