Form 10-Q
period 2021-09-30
Amerant Bancorp Inc.
filed 2021-10-29
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of Outstanding as of October 28, 2021
Class A Common Stock, $0.10 par value per share	29,055,679 shares of Class A Common Stock
Class B Common Stock, $0.10 par value per share	8,471,120 shares of Class B Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2021

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$27,501	$30,179
Interest earning deposits with banks	138,732	184,207
Cash and cash equivalents	166,233	214,386
Securities
Debt securities available for sale	1,220,391	1,225,083
Debt securities held to maturity	130,543	58,127
Trading securities	194	—
Equity securities with readily determinable fair value not held for trading	23,870	24,342
Federal Reserve Bank and Federal Home Loan Bank stock	47,740	65,015
Securities	1,422,738	1,372,567
Loans held for sale, at lower of cost or fair value	219,083	—
Mortgage loans held for sale, at fair value	5,812	—
Loans held for investment, gross	5,254,029	5,842,337
Less: Allowance for loan losses	83,442	110,902
Loans held for investment, net	5,170,587	5,731,435
Bank owned life insurance	221,640	217,547
Premises and equipment, net	108,885	109,990
Deferred tax assets, net	9,861	11,691
Goodwill	19,506	19,506
Accrued interest receivable and other assets	144,960	93,771
Total assets	$7,489,305	$7,770,893
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,210,154	$872,151
Interest bearing	1,317,938	1,230,054
Savings and money market	1,655,495	1,587,876
Time	1,442,790	2,041,562
Total deposits	5,626,377	5,731,643
Advances from the Federal Home Loan Bank	809,095	1,050,000
Senior notes	58,815	58,577
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Accounts payable, accrued liabilities and other liabilities	118,178	83,074
Total liabilities	6,676,643	6,987,472
Contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 400 million shares authorized; 29,016,219 shares issued and outstanding (2020 - 28,806,344 shares issued and outstanding)	2,903	2,882
Class B common stock, $0.10 par value, 100 million shares authorized; 8,471,120 shares issued and outstanding (2020: 9,036,352 shares issued and outstanding)	847	904
Additional paid in capital	299,273	305,569
Retained earnings	489,854	442,402
Accumulated other comprehensive income	21,236	31,664
Total stockholders' equity before noncontrolling interest	814,113	783,421
Noncontrolling interest	(1,451)	—
Total stockholders' equity	812,662	783,421
Total liabilities and stockholders' equity	$7,489,305	$7,770,893
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest income
Loans	$53,193	$52,736	$159,576	$166,007
Investment securities	8,144	9,120	23,150	30,813
Interest earning deposits with banks	76	61	189	579
Total interest income	61,413	61,917	182,915	197,399

Interest expense
Interest bearing demand deposits	147	97	383	336
Savings and money market deposits	809	1,278	2,734	6,113
Time deposits	5,302	10,874	18,989	36,764
Advances from the Federal Home Loan Bank	1,777	2,820	6,790	10,342
Senior notes	942	942	2,826	1,026
Junior subordinated debentures	615	558	1,831	1,918
Securities sold under agreements to repurchase	—	—	1	—
Total interest expense	9,592	16,569	33,554	56,499
Net interest income	51,821	45,348	149,361	140,900
(Reversal of) provision for loan losses	(5,000)	18,000	(10,000)	88,620
Net interest income after (reversal of) provision for loan losses	56,821	27,348	159,361	52,280

Noninterest income
Deposits and service fees	4,303	3,937	12,693	11,665
Brokerage, advisory and fiduciary activities	4,595	4,272	13,629	12,730
Change in cash surrender value of bank owned life insurance	1,369	1,437	4,093	4,278
Securities (losses) gains, net	(54)	8,600	3,857	25,957
Cards and trade finance servicing fees	541	345	1,268	1,013
Loss on early extinguishment of advances from the Federal Home Loan Bank, net	—	—	(2,488)	(73)
Other noninterest income	2,680	1,701	10,279	6,385
Total noninterest income	13,434	20,292	43,331	61,955

Noninterest expense
Salaries and employee benefits	29,053	28,268	86,276	79,164
Occupancy and equipment	4,769	4,281	14,599	12,304
Telecommunication and data processing	3,810	3,228	11,052	9,849
Professional and other services fees	4,184	3,403	12,661	10,322
Depreciation and amortization	2,091	1,993	5,749	5,912
FDIC assessments and insurance	1,626	1,898	5,083	4,256
Other operating expenses	2,871	2,429	7,734	5,300
Total noninterest expenses	48,404	45,500	143,154	127,107
Income (loss) before income tax expense (benefit)	21,851	2,140	59,538	(12,872)
Income tax (expense) benefit	(5,454)	(438)	(13,537)	2,677
Net income (loss) before attribution of noncontrolling interest	16,397	1,702	46,001	(10,195)
Noncontrolling interest	(634)	—	(1,451)	—
Net income (loss) attributable to Amerant Bancorp Inc.	$17,031	$1,702	$47,452	$(10,195)
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(2,451)	$3,824	$(6,980)	$39,887
Net unrealized holding gains (losses) on cash flow hedges arising during the period	46	(28)	53	(1,702)
Reclassification adjustment for items included in net income	(117)	(6,687)	(3,501)	(19,583)
Other comprehensive (loss) income	(2,522)	(2,891)	(10,428)	18,602
Comprehensive income (loss)	$14,509	$(1,189)	$37,024	$8,407

Earnings Per Share (Note 18):
Basic earnings (loss) per common share	$0.46	$0.04	$1.27	$(0.24)
Diluted earnings (loss) per common share	$0.45	$0.04	$1.26	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2021

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B

Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Repurchase of Class B common stock	—	(116,037)	—	—	—	(1,855)	—	—	(1,855)	—	(1,855)
Treasury stock retired	—	—	—	(12)	(1,843)	1,855	—	—	—	—	—
Restricted stock issued	196,015	—	22	—	(22)	—	—	—	—	—	—
Restricted stock surrendered	(713)	—	—	—	(13)	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	757	—	—	—	757	—	757
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	14,459	—	14,459	—	14,459
Other comprehensive loss	—	—	—	—	—	—	—	(11,755)	(11,755)	—	(11,755)
Balance at March 31, 2021	29,001,646	8,920,315	$2,904	$892	$304,448	$—	$456,861	$19,909	$785,014	$—	$785,014
Repurchase of Class B common stock	—	(386,195)	—	—	—	(6,540)	—	—	(6,540)	—	(6,540)
Treasury stock retired	—	—	—	(39)	(6,501)	6,540	—	—	—	—	—
Restricted stock forfeited	(7,270)	—	(2)	—	2	—	—	—	—	—	—
Restricted stock units vested	33,780	—	2	—	(2)	—	—	—	—	—	—
Performance share units vested	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(1,213)	—	—	—	(26)	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	—	—	1,626	—	—	—	1,626	—	1,626
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	15,962	—	15,962	—	15,962
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(817)	(817)
Other comprehensive income	—	—	—	—	—	—	—	3,849	3,849	—	3,849
Balance at June 30, 2021	29,028,672	8,534,120	$2,904	$853	$299,547	$—	$472,823	$23,758	$799,885	$(817)	$799,068
Repurchase of Class B common stock	—	(63,000)	—	—	—	(1,168)	—	—	(1,168)	—	(1,168)
Treasury stock retired	—	—	—	(6)	(1,162)	1,168	—	—	—	—	—
Restricted stock issued	17,028	—	2	—	(2)	—	—	—	—	—	—
Restricted stock forfeited	(17,369)	—	(2)	—	2	—	—	—	—	—	—
Restricted stock surrendered	(12,112)	—	(1)	—	(285)	—	—	—	(286)	—	(286)
Stock-based compensation expense	—	—	—	—	1,173	—	—	—	1,173	—	1,173
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	17,031	—	17,031	—	17,031
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(634)	(634)
Other comprehensive loss	—	—	—	—	—	—	—	(2,522)	(2,522)	—	(2,522)
Balance at September 30, 2021	29,016,219	8,471,120	$2,903	$847	$299,273	$—	$489,854	$21,236	$814,113	$(1,451)	$812,662

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss) before attribution of noncontrolling interest	$46,001	$(10,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Reversal of) provision for loan losses	(10,000)	88,620
Net premium amortization on securities	9,905	11,174
Depreciation and amortization	5,749	5,912
Stock-based compensation expense	3,556	1,666
Change in cash surrender value of bank owned life insurance	(4,093)	(4,278)
Securities gains, net	(3,857)	(25,957)
Gains on sale of loans, net	(3,938)	—
Deferred taxes and others	5,418	(16,180)
Loss on early extinguishment of advances from the FHLB, net	2,488	73
Proceeds from sales and repayments of mortgage loans held for sale (at fair value)	5,933	—
Originations of mortgage loans held for sale (at fair value)	(11,475)	—
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,887)	3,885
Accounts payable, accrued liabilities and other liabilities	(1,630)	(4,412)
Net cash provided by operating activities	40,170	50,308

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(358,981)	(380,226)
Held to maturity securities	(100,403)	—
Federal Home Loan Bank stock	(84)	(8,568)
	(459,468)	(388,794)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	344,921	673,836
Held to maturity	27,493	11,658
Federal Home Loan Bank stock	17,359	16,487
	389,773	701,981
Net decrease (increase) in loans	240,400	(221,372)
Proceeds from loan sales	105,771	17,126
Net purchases of premises and equipment and others	(4,491)	(3,846)
Cash paid in business acquisition	(1,037)	—
Net cash provided by investing activities	270,948	105,095

Cash flows from financing activities
Net increase in demand, savings and money market accounts	493,506	286,843
Net decrease in time deposits	(598,772)	(166,440)
Proceeds from Advances from the Federal Home Loan Bank	285,500	700,000
Repayments of Advances from the Federal Home Loan Bank	(529,618)	(885,073)
Proceeds from issuance of Senior Notes, net of issuance costs	—	58,412
Redemption of junior subordinated debentures	—	(28,068)
Repurchase of common stock - Class B	(9,563)	(15,239)
Common stock surrendered	(324)	(2)
Net cash used in financing activities	(359,271)	(49,567)
Net (decrease) increase in cash and cash equivalents	(48,153)	105,836

Cash and cash equivalents
Beginning of period	214,386	121,324
End of period	$166,233	$227,160
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid:
Interest	$35,950	$57,247
Income taxes	12,221	6,230
Initial recognition of operating lease right-of-use assets	55,670	—
Initial recognition of operating lease liabilities	56,024	—
Noncash investing activities:
Loans held for investment transferred to loans held for sale	236,713	—
Loans transferred to other assets	9,400	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company under the Bank Holding Company Act of 1956, as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 51% owned mortgage lending company domiciled in Florida, and Elant Bank & Trust (the “Cayman Bank”), a bank and trust company domiciled in the Cayman Islands acquired in November 2019.

In March 2021, the Bank and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”), received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor, effective on April 1, 2021. The Company completed the merger of Amerant Trust with and into the Bank on April 1, 2021.

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

Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities. As part of these efforts, the Company decided to cease the origination of loans in New York and closed its New York City loan production office (the “NY LPO”) in the second quarter of 2021. In addition, during the second quarter of 2021, the Company decided to outsource the internal audit function, and eliminated various other support positions during the nine month period ended September 30, 2021. Additionally, the Company’s Chief Operating Officer (“COO”) stepped down from his position on June 30, 2021. Severance costs resulting from these events were approximately $3.3 million in the nine months ended September 30, 2021. Severance costs were mostly recorded in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income. Additionally, in the second quarter of 2021, the Company recorded a $0.8 million right-of-use asset (“ROUA”) impairment associated with the closing of the NY LPO. The impairment was recorded in “occupancy and equipment expense” in the Company’s consolidated statement of operations and comprehensive income.
Stock Repurchase Programs and Proposed Clean-Up Merger
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provided for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “Class B Common Stock Repurchase Program”). In September 2021, the Company’s Board of Directors terminated the Class B Common Stock Repurchase Program. In addition, in September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”). For more information about these repurchase programs, see Note 15 to our unaudited interim financial statements in this Form 10-Q.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In September 2021, the Company announced its intention to effect a clean-up merger, subject to shareholder approval, pursuant to which a wholly-owned newly formed subsidiary, incorporated with the only purpose of effecting the clean-up merger, will merge with and into the Company. Following the Merger, no shares of Class B common stock will remain outstanding, and total shares outstanding will decrease. See Note 15 to our unaudited interim financial statements in this Form 10-Q for additional information.

Acquisition

On May 12, 2021 (the “Acquisition Date”), Amerant Mortgage completed the acquisition of First Mortgage Company (“FMC”). Amerant Mortgage and FMC were ultimately merged, allowing Amerant Mortgage to operate its business nationally with direct access to federal housing agencies. We refer to these transactions as the “FMC Acquisition.” The FMC Acquisition was recorded as a business acquisition using the acquisition method of accounting. The purchase price of approximately $1.0 million was paid in cash and represented the fair value of $0.5 million in mortgage servicing rights (“MSR”) acquired, plus a premium of $0.5 million. No liabilities were assumed in the transaction. The Company allocated the premium paid on the purchase to an indefinite-lived intangible license which was recorded at its fair value of $0.5 million as of the Acquisition Date. The MSRs and premium assigned to an intangible asset were recorded in “Other assets” in the consolidated balance sheets. The transaction resulted in no goodwill.
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
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or PPP, by providing loans to these businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. As of September 30, 2021, total PPP loans were $4.6 million, or 0.1% of total loans, compared to $198.5 million, or 3.5% of total loans as of December 31, 2020. On May 4, 2021, the Company entered into an agreement to sell to a third party, for cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on the sale of approximately $3.8 million. The Company did not retain loan servicing rights on these PPP loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loan Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest-only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer customized temporary loan payment relief options, including interest-only and forbearance options.. Loans modified under these programs totaled $1.1 billion as of September 30, 2021 and December 31, 2020. As of September 30, 2021, loans totaling $37.1 million, or 0.7% of total loans ($43.4 million, or 0.7%, at December 31, 2020), were still under the deferral and/or forbearance period. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered troubled debt restructurings, or TDRs.
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
Non-Controlling Interest
Non-controlling interests on the consolidated financial statements include a 49% non-controlling interest of Amerant Mortgage. The Company records net loss attributable to non-controlling interests in its consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets and separately as net loss attributable to non-controlling interests on the consolidated statement of operations and comprehensive income.
Mortgage Loans Held for Sale, at Fair Value
Mortgage loans originated for sale are carried at fair value, with changes in fair value recognized in current period earnings presented in other income. The fair value is measured on an individual loan basis using quoted market prices and when not available, comparable market value or discounted cash flow analysis may be utilized. Gains and losses on loan sales are recognized in other noninterest income in the consolidated statements of operations and comprehensive income.

Mortgage Servicing Rights

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company recognizes as an asset the rights to service mortgage loans, either when the mortgage loans are sold to third parties and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. The Company has elected to measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive income.
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
The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. Since the outset of the COVID-19 pandemic, several states and cities across the U.S., including the States of Florida and Texas and cities where we have banking centers, and where our principal place of business is located or where we and our customers do business, have implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on the types of business that may continue to operate. While substantially all of these measures and restrictions have been lifted and businesses that continue to operate have reopened, the Company cannot predict whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its different variants as well as its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Leases
In December 2018, the Financial Accounting Standards Board (“FASB”) issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases. The amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs, and (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a ROUA and a lease liability for most leases within the scope of the guidance. The Company adopted this standard on January 1, 2021 using the modified retrospective transition approach. Upon adoption of this standard, the Company recorded an ROUA and a lease liability of $54.5 million and $55.0 million, respectively, which are presented in other assets and other liabilities as of September 30, 2021, respectively.

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
The new leasing standard provides several optional expedients in transition. The Company elected certain practical expedients, which allows the Company to not reassess prior conclusions on lease classification, embedded leases and initial indirect costs. The Company elected to exclude short-term leases up to 12 months from the recognition of right-of-use assets and lease liabilities. Additionally, the Company elected to separate lease and non-lease cost and accounts for them separately.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2. Interest Earning Deposits with Banks
At September 30, 2021 and December 31, 2020, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $139 million and $184 million, respectively. At September 30, 2021 and December 31, 2020, the average interest rate on these deposits was approximately 0.12% and 0.31%, respectively. These deposits mature within one year.

3.Securities
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$489,184	$12,956	$(2,146)	$499,994
Corporate debt securities	347,756	12,861	(791)	359,826
U.S. government agency debt securities	354,873	2,931	(2,228)	355,576
U.S. treasury securities	2,502	3	—	2,505
Municipal bonds	2,377	113	—	2,490
Total debt securities available for sale (1)	$1,196,692	$28,864	$(5,165)	$1,220,391
__________________
(1)As of September 30, 2021, includes residential and commercial mortgage-backed securities with amortized cost of $672.5 million and $132.2 million, respectively, and fair value of $683.8 million and $133.5 million, respectively.

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
The Company had investments in foreign corporate debt securities available for sale of $14.1 million and $17.1 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had no foreign sovereign or foreign government agency debt securities available for sale.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the three and nine month periods ended September 30, 2021 and 2020, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sales, redemptions and calls of debt securities available for sale	$23,913	$169,210	$97,028	$408,948

Gross realized gains	$61	$8,769	4,262	25,572
Gross realized losses	(25)	(125)	(25)	(148)
Realized gains, net on sales of debt investment securities	$36	$8,644	$4,237	$25,424
The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	$54,618	$(1,254)	$29,093	$(892)	$83,711	$(2,146)
Corporate debt securities	15,677	(224)	8,391	(567)	24,068	(791)
U.S. government agency debt securities	203,095	(800)	64,350	(1,428)	267,445	(2,228)
	$273,390	$(2,278)	$101,834	$(2,887)	$375,224	$(5,165)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$71,825	$(661)	$14,472	$(346)	$86,297	$(1,007)
Corporate debt securities	31,777	(1,106)	—	—	31,777	(1,106)
U.S. government agency debt securities	9,254	(62)	80,964	(1,953)	90,218	(2,015)
	$112,856	$(1,829)	$95,436	$(2,299)	$208,292	$(4,128)
At September 30, 2021 and December 31, 2020, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers to present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

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
As of September 30, 2021, the fair value of debt securities held to maturity totaled $131.2 million ($130.5 million - amortized cost), including residential and commercial mortgage-backed securities totaling $100.7 million ($101.6 million - amortized cost) and $30.4 million ($29.0 million - amortized cost), respectively. At September 30, 2021, unrealized gains and losses related to these securities totaled $1.6 million and $1.0 million, respectively.
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
At September 30, 2021 and December 31, 2020, all debt securities held to maturity were issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies.
Contractual maturities of debt securities at September 30, 2021 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$33,370	$33,817	$—	$—
After 1 year through 5 years	116,317	118,987	10,106	10,043
After 5 years through 10 years	290,583	302,695	11,245	11,723
After 10 years	756,422	764,892	109,192	109,392
	$1,196,692	$1,220,391	$130,543	$131,158
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $24.0 million, and fair value of $23.9 million and $24.3 million as of September 30, 2021 and December 31, 2020, respectively. These equity securities have no stated maturities. The Company recognized unrealized losses of $0.1 million and $44 thousand during the three months ended September 30, 2021 and 2020, respectively, and unrealized losses of $0.4 million and unrealized gains of $0.5 million in the nine months ended September 30, 2021 and 2020, respectively, related to the change in fair value of these mutual funds and recorded in results of operations.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	September 30, 2021	December 31, 2020
Real estate loans
Commercial real estate
Non-owner occupied	$1,593,664	$1,749,839
Multi-family residential	504,337	737,696
Land development and construction loans	318,449	349,800
	2,416,450	2,837,335
Single-family residential	618,139	639,569
Owner occupied	936,590	947,127
	3,971,179	4,424,031
Commercial loans	910,696	1,154,550
Loans to financial institutions and acceptances	13,690	16,636
Consumer loans and overdrafts	358,464	247,120
Total loans held for investment	$5,254,029	$5,842,337
At September 30, 2021 and December 31, 2020, loans with an outstanding principal balance of $1.2 billion and $1.4 billion, respectively, were pledged as collateral to secure advances from the FHLB.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The amounts above include loans under syndication facilities of approximately $360 million and $455 million at September 30, 2021 and December 31, 2020, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.
International loans included above were $128.6 million and $152.9 million at September 30, 2021 and December 31, 2020, respectively.
During the three months ended June 30, 2021, the Company sold PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights on these PPP loans.
The age analysis of the loan portfolio held for investment by class, including nonaccrual loans, as of September 30, 2021 and December 31, 2020 are summarized in the following tables:

	September 30, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,593,664	$1,572,583	$—	$5,178	$15,903	$21,081	$28,507	$—
Multi-family residential	504,337	504,337	—	—	—	—	—	—
Land development and construction loans	318,449	318,449	—	—	—	—	—	—
	2,416,450	2,395,369	—	5,178	15,903	21,081	28,507	—
Single-family residential	618,139	612,877	791	1,601	2,870	5,262	6,344	4
Owner occupied	936,590	932,797	60	116	3,617	3,793	11,040	—
	3,971,179	3,941,043	851	6,895	22,390	30,136	45,891	4
Commercial loans	910,696	875,122	2,088	—	33,486	35,574	36,500	—
Loans to financial institutions and acceptances	13,690	13,690	—	—	—	—	—	—
Consumer loans and overdrafts	358,464	358,348	61	16	39	116	353	1
	$5,254,029	$5,188,203	$3,000	$6,911	$55,915	$65,826	$82,744	$5

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,749,839	$1,741,862	$1,487	$—	$6,490	$7,977	$8,219	$—
Multi-family residential	737,696	737,696	—	—	—	—	11,340	—
Land development and construction loans	349,800	349,800	—	—	—	—	—	—
	2,837,335	2,829,358	1,487	—	6,490	7,977	19,559	—
Single-family residential	639,569	631,801	3,143	671	3,954	7,768	10,667	—
Owner occupied	947,127	941,566	439	—	5,122	5,561	12,815	220
	4,424,031	4,402,725	5,069	671	15,566	21,306	43,041	220
Commercial loans	1,154,550	1,113,469	3,675	1,715	35,691	41,081	44,205	—
Loans to financial institutions and acceptances	16,636	16,636	—	—	—	—	—	—
Consumer loans and overdrafts	247,120	246,997	85	6	32	123	233	1
	$5,842,337	$5,779,827	$8,829	$2,392	$51,289	$62,510	$87,479	$221

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	September 30, 2021	December 31, 2020
Real estate loans
Commercial real estate
Non-owner occupied	$160,034	$—
Multi-family residential	57,725	—
	217,759	—
Single-family residential	5,812	—
Owner occupied	1,324	—
Total loans held for sale (1)(2)	$224,895	$—
__________________
(1)Remained current and in accrual status as of September 30, 2021.
(2)Includes $219.1 million in loans carried at the lower of cost or fair value and $5.8 million in mortgage loans carried at fair value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses (“ALL”) for the three and nine month periods ended September 30, 2021 and 2020, and its allocation by impairment methodology and the related investment in loans, net as of September 30, 2021 and 2020 are summarized in the following tables:

	Three Months Ended September 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$38,648	$53,048	$1	$12,488	$104,185
(Reversal of) provision for loan losses	(2,193)	(4,299)	—	1,492	(5,000)
Loans charged-off
Domestic	(9,274)	(7,102)	—	(687)	(17,063)
International	—	—	—	—	—
Recoveries	41	1,174	—	105	1,320
Balances at end of the period	$27,222	$42,821	$1	$13,398	$83,442

	Nine Months Ended September 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$50,227	$48,130	$1	$12,544	$110,902
(Reversal of) provision for loan losses	(13,842)	1,420	—	2,422	(10,000)
Loans charged-off
Domestic	(9,274)	(9,025)	—	(1,962)	(20,261)
International	—	—	—	—	—
Recoveries	111	2,296	—	394	2,801
Balances at end of the period	$27,222	$42,821	$1	$13,398	$83,442

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$2,553	$16,027	$—	$1,114	$19,694
Collectively evaluated	24,669	26,794	1	12,284	63,748
	$27,222	$42,821	$1	$13,398	$83,442
Investment in loans, net of unearned income:
Individually evaluated	$28,517	$50,335	$—	$6,950	$85,802
Collectively evaluated	2,360,582	1,949,751	15,357	842,537	5,168,227
	$2,389,099	$2,000,086	$15,357	$849,487	$5,254,029

	Three Months Ended September 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$54,498	$57,579	$—	$7,575	$119,652
Provision for loan losses	1,259	11,048	—	5,693	18,000
Loans charged-off
Domestic	—	(20,910)	—	(135)	(21,045)
International	—	—	—	(4)	(4)
Recoveries	—	123	—	93	216
Balances at end of the period	$55,757	$47,840	$—	$13,222	$116,819

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$25,040	$22,482	$42	$4,659	$52,223
Provision for (reversal of) loan losses	30,717	49,120	(42)	8,825	88,620
Loans charged-off
Domestic	—	(24,086)	—	(401)	(24,487)
International	—	(34)	—	(262)	(296)
Recoveries	—	358	—	401	759
Balances at end of the period	$55,757	$47,840	$—	$13,222	$116,819

	September 30, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$2,450	$23,154	$—	$947	$26,551
Collectively evaluated	53,307	24,686	—	12,275	90,268
	$55,757	$47,840	$—	$13,222	$116,819
Investment in loans, net of unearned income:
Individually evaluated	$9,772	$68,964	$—	$8,005	$86,741
Collectively evaluated	2,950,354	2,215,505	16,623	655,394	5,837,876
	$2,960,126	$2,284,469	$16,623	$663,399	$5,924,617

The following is a summary of the recorded investment amount of loan sales by portfolio segment:

Three Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2021(1)	$—	$—	$—	$—	$—
2020	$—	$—	$—	$1,891	$1,891

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2021	$—	$102,247	$—	$3,524	$105,771
2020	$—	$11,901	$—	$5,225	$17,126
__________________
(1)We had no sales of loans held for investment or loans carried at the lower of cost or estimated fair value in three months ended September 30, 2021.

The following is a summary of impaired loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$8,156	$20,361	$28,517	$23,418	$37,852	$2,553
Multi-family residential	—	—	—	8,159	—	—
Land development and construction loans	—	—	—	—	—	—
	8,156	20,361	28,517	31,577	37,852	2,553
Single-family residential	4,883	1,716	6,599	9,006	6,533	887
Owner occupied	541	10,498	11,039	11,915	10,883	179
	13,580	32,575	46,155	52,498	55,268	3,619
Commercial loans	27,690	11,606	39,296	43,899	42,315	15,848
Consumer loans and overdrafts	351	—	351	262	351	227
	$41,621	$44,181	$85,802	$96,659	$97,934	$19,694
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
_______________
(1)Average using trailing four quarter balances.

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,498	1	$1,729
Single-family residential	1	259	2	267
Owner occupied	4	6,360	4	6,784
	6	8,117	7	8,780
Commercial loans	12	5,630	11	3,851
Total (1)	18	$13,747	18	$12,631
______________
(1)Balances as of September 30, 2021 and December 31, 2020 include a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.3 million and $8.4 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of September 30, 2021 and December 31, 2020, this relationship included two and four residential loans totaling $1.5 million, which were not modified. During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which totaled $0.9 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively, are adequate to cover probable losses given current facts and circumstances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following table shows information about new loans modifications considered TDRs during the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Single-family residential	$—	$—	$—	$—	$1	$—	$—	$—
Owner occupied	—	—	1	820	—	—	1	820
	—	—	1	820	1	—	1	820
Commercial loans	1	761	6	190	2	1,166	6	190
Total (1)	1	$761	7	$1,010	3	$1,166	7	$1,010
__________________
(1)During the nine months ended September 30, 2021, TDR loans that subsequently defaulted within the 12 months of restructuring consisted of two commercial loans totaling $3.0 million. During the first nine months of 2020, TDR loans modified that subsequently defaulted within the 12 months of restructuring consisted of a $7.0 million multiple loan relationship with a South Florida customer, including CRE, owner occupied and commercial loans. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves at the time of its modification. In the nine months ended September 30, 2021, the Company had no charge-offs against the allowance for loan losses as a result of TDR loans. In the nine months ended September 30, 2020, the Company charged-off $1.9 million against the allowance for loan losses associated with TDR loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans by Credit Quality Indicators
Loans by credit quality indicators as of September 30, 2021 and December 31, 2020 are summarized in the following tables:

	September 30, 2021
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,533,888	$31,269	$25,332	$3,175	$—	$1,593,664
Multi-family residential	504,337	—	—	—	—	504,337
Land development and construction loans	318,449	—	—	—	—	318,449
	2,356,674	31,269	25,332	3,175	—	2,416,450
Single-family residential	611,771	—	6,368	—	—	618,139
Owner occupied	917,981	7,473	11,136	—	—	936,590
	3,886,426	38,742	42,836	3,175	—	3,971,179
Commercial loans	834,299	38,522	22,471	15,404	—	910,696
Loans to financial institutions and acceptances	13,690	—	—	—	—	13,690
Consumer loans and overdrafts	358,108	—	356	—	—	358,464
	$5,092,523	$77,264	$65,663	$18,579	$—	$5,254,029

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $885 million and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $456 million and $661 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, brokered time deposits amounted to $336 million and $494 million, respectively.

7.Advances from the Federal Home Loan Bank
At September 30, 2021 and December 31, 2020, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At September 30, 2021	At December 31, 2020
			(in thousands)
2022	0.65%	Fixed	—	50,000
2023	0.62% to 1.06%	Fixed	104,189	70,000
2024 and after (1)	0.62% to 2.42%	Fixed	704,906	930,000
			$809,095	$1,050,000
_______________
(1)As of September 30, 2021 and December 31, 2020, includes $530 million (fixed interest rates raging from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In the nine months ended September 30, 2021, the Company recognized $0.7 million, included as part of interest expense, as a result of this amortization. The modifications were not considered substantial in accordance with GAAP.
During the second quarter of 2021, the Company had a loss of $2.5 million on the early repayment of $235 million of FHLB advances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of September 30, 2021, these Senior Notes amounted to $58.8 million, net of direct unamortized issuance costs of $1.2 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp (“Amerant Florida”).

9. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
10.Derivative Instruments
At September 30, 2021 and December 31, 2020, the fair values of the Company’s derivative instruments were as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$948	$—	$1,658
Interest rate swaps not designated as hedging instruments:
Customers	23,153	1,314	39,715	—
Third party broker	1,314	23,153	—	39,715
	24,467	24,467	39,715	39,715
Interest rate caps not designated as hedging instruments:
Customers	—	100	—	58
Third party broker	4	—	6	—
	4	100	6	58
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	252	—	—	—
Forward contracts	75	—	—	—
	327	—	—	—
	$24,798	$25,515	$39,721	$41,431
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
At September 30, 2021 and December 31, 2020, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the second half of 2022. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2021 and December 31, 2020  totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In the three and nine months ended September 30, 2021, the Company recognized unrealized losses of $0.2 million and $0.6 million, respectively, in connection with these interest rate swap contracts (unrealized losses of $0.1 million in the three and nine month periods ended September 30, 2020), which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of September 30, 2021, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.8 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million and $1.0 million in the three and nine months ended September 30, 2021, respectively, as a reduction of interest expense on FHLB advances as a result of this amortization ($0.3 million and $1.0 million, in the three and nine months ended September 30, 2020, respectively).

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At September 30, 2021 and December 31, 2020, the Company had 94 and 76 interest rate swap contracts with customers, respectively, with a total notional amount of $543.1 million and $475.6 million, respectively. These instruments involve the payment of variable-rate amounts in exchange for the Company receiving fixed-rate amounts over the life of the contract. In addition, at September 30, 2021 and December 31, 2020, the Company had 94 and 76 interest rate swap mirror contracts, respectively, with third party brokers with similar terms.
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of September 30, 2021 and December 31, 2020, the Company had two swap participation agreements with total notional amounts of approximately $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of September 30, 2021 and December 31, 2020, the fair value of swap participation agreements was not significant.
Interest Rate Caps
At September 30, 2021 and December 31, 2020, the Company had 19 and 23 interest rate cap contracts with customers with a total notional amount of $432.7 million and $486.5 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at September 30, 2021 and December 31, 2020, the Company had 5 and 8 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $105.8 million and $152.2 million, respectively.

Mortgage Derivatives

In the three and nine month periods ended September 30, 2021, the Company entered into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At September 30, 2021, the Company had interest rate lock commitments and forward contracts with notional amounts of $16.8 million and $9.5 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. In the three and nine month periods ended September 30, 2021, the change in the fair value of these instruments was $0.3 million. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features
Some agreements may require the posting of pledged securities when the valuation of the interest rate swap falls below a certain amount.
At September 30, 2021 and December 31, 2020, the derivative contracts subject to credit-risk related contingent features was as follows:

(in thousands)	September 30, 2021	December 31, 2020
Fair value of derivative contracts	$25,415	$41,373
Securities Pledged	34,655	52,857
Liquidity exposure	$(9,240)	$(11,484)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 44 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.3 million and $1.0 million in variable lease payments during the three and nine months ended September 30, 2021, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. Additionally, the Company recorded a $0.8 million impairment of ROUA associated with the closing of the NY LPO announced during the three months ended June 30, 2021. This impairment was recorded as occupancy and equipment expense on the consolidated statements of income.
The following table presents lease costs for the three and nine month periods ended September 30, 2021:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease cost
Operating lease cost	$1,902	$5,730
Short-term lease cost	21	176
Variable lease cost	334	1003
Sublease income	0	(108)
Total lease cost	$2,257	$6,801

As of September 30, 2021 a right-of-use asset of $51.5 million and an operating lease liability of $53.1 million were included in “Other assets” and “Other liabilities”, respectively, on the unaudited consolidated balance sheets.
The following table provides supplemental information to leases as of and for the three and nine month periods ended September 30, 2021:

(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	1,771
Operating lease right-of-use asset obtained in exchange for operating lease liability	1,043
Weighted average remaining lease term for operating leases	21.1 years
Weighted average discount rate for operating leases	5.76%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2021:

(in thousands)
Twelve Months Ended September 30,
2021	$7,034
2022	5,111
2023	4,530
2024	4,299
2025	4,130
Thereafter	75,781
Total minimum payments required	100,885
Less: implied interest	(47,768)
Total lease obligations	$53,117
In October 2021, the Company committed to a plan for the sale and leaseback of its headquarters building in Coral Gables, Florida. The Company expects to complete the plan for the sale and leaseback of this property in the fourth quarter of 2021. The Company estimates that the fair value less the cost to sell the property exceeds its carrying value and, therefore, no adjustment to its net carrying value is deemed necessary. At September 30, 2021 and December 31, 2020, the net carrying value of this property was $71.3 million and $71.6 million, respectively. During the three and nine-month periods ended September 30, 2021, the Company recorded depreciation and amortization expense on this property of $0.5 million and $1.6 million, respectively ($0.5 million and $1.5 million, in the three and nine-month periods ended September 30, 2020, respectively.)

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
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the nine months ended September 30, 2021:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	210,423	$13.55
Granted	213,043	17.17
Vested	(36,775)	13.56
Forfeited	(24,639)	16.57
Non-vested shares at September 30, 2021	362,052	$15.47

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
In the three months ended September 30, 2021, the Company granted 17,028 shares of restricted Class A common stock to three employees. Included in those 17,028 shares of restricted Class A common stock are 9,351 shares that will vest as follows: 50% will vest in two substantially equal installments on each of August 23, 2022 and 2023, and the remaining 50% will vest on August 23, 2024. The remaining 7,677 shares of restricted class A common stock will vest in substantially equal installments on each of July 27, 2022, 2023 and 2024. The average fair value of the restricted stock granted in the three months ended September 30, 2021 was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $23.19 per share.
The Company recorded compensation expense related to the restricted stock awards of $0.7 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.4 million during the nine months ended September 30, 2021 and 2020, respectively. The total unamortized deferred compensation expense of $2.3 million for all unvested restricted stock outstanding at September 30, 2021 will be recognized over a weighted average period of 1.5 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs during the nine months ended September 30, 2021:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	38,327	$13.45	20,766	$13.45	59,093	$13.72	—	$—
Granted	137,376	17.20	6,573	22.82	143,949	17.46	120,513	13.82
Vested	(33,780)	13.75	(11,151)	13.45	(44,931)	13.68	(1,729)	16.67
Forfeited	(8,378)	16.65	—	—	(8,378)	16.65	(8,000)	16.67
Non-vested, end of year	133,545	$17.03	16,188	$17.25	149,733	$17.16	110,784	$13.57

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company recorded compensation expense related to RSUs and PSUs of $0.6 million and $28.0 thousand during the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $0.2 million during the nine months ended September 30, 2021 and 2020, respectively. The total unamortized deferred compensation expense of $2.6 million for all unvested stock-settled RSUs and PSUs outstanding at September 30, 2021 will be recognized over a weighted average period of 1.9 years.

Subsequent Events

On October 12, 2021, the Company granted 39,460 shares of restricted Class A common stock to six employees. These shares of restricted stock will vest as follows: 50% will vest in 2 substantially equal amounts on each of the first two anniversaries of the date of grant, and the remaining 50% will vest on the third anniversary of the date of grant. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $25.34 per share.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2021 and 2020 were 22.74% and 20.80%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
14.    Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2021			December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale	$23,699	$(5,703)	$17,996	$37,305	$(9,120)	$28,185
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	4,288	(1,048)	3,240	4,605	(1,126)	$3,479
Total AOCI	$27,987	$(6,751)	$21,236	$41,910	$(10,246)	$31,664
The components of other comprehensive loss/income for the periods presented is summarized as follows:

	Three Months Ended September 30,
	2021			2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(3,250)	$799	$(2,451)	$5,062	$(1,238)	$3,824
Reclassification adjustment for net gains included in net income	(28)	5	(23)	(8,644)	2,113	(6,531)
	(3,278)	804	(2,474)	(3,582)	875	(2,707)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	60	(14)	46	(37)	9	(28)
Reclassification adjustment for net interest income included in net income	(124)	30	(94)	(207)	51	(156)
	(64)	16	(48)	(244)	60	(184)
Total other comprehensive (loss) income	$(3,342)	$820	$(2,522)	$(3,826)	$935	$(2,891)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2021			2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(9,377)	$2,397	$(6,980)	$52,794	$(12,907)	$39,887
Reclassification adjustment for net gains included in net income	(4,229)	1,020	(3,209)	(25,004)	6,113	(18,891)
	(13,606)	3,417	(10,189)	27,790	(6,794)	20,996
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	68	(15)	53	(2,252)	550	(1,702)
Reclassification adjustment for net interest income included in net income	(385)	93	(292)	(916)	224	(692)
	(317)	78	(239)	(3,168)	774	(2,394)
Total other comprehensive (loss) income	$(13,923)	$3,495	$(10,428)	$24,622	$(6,020)	$18,602

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15. Stockholders’ Equity
a) Class A and B Common Stock and Treasury Stock
Shares of the Company’s Class A common stock issued and outstanding as of September 30, 2021 and December 31, 2020 were 29,016,219 and 28,806,344, respectively. The Company had no shares of Class A common stock held as treasury stock.
Shares of the Company’s Class B common stock issued and outstanding as of September 30, 2021 and December 31, 2020 were 8,471,120 and 9,036,352, respectively. As of September 30, 2021 and December 31, 2020, the Company had no shares of Class B common stock held as treasury stock.
Class B Repurchase Program
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provided for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock. Under the Class B Common Stock Repurchase Program, the Company was able to repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The extent to which the Company was able to repurchase its shares of Class B common stock and the timing of such purchases depended upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may have been considered in the Company’s sole discretion. Repurchases may also have been made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class B Common Stock Repurchase Program did not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may have been suspended or discontinued at any time without notice.
In the nine months ended September 30, 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92 under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs. In the nine months ended September 30, 2021, the Company’s Board of Directors authorized the cancellation of those 565,232 shares of Class B common stock. The Board terminated the Class B Common Stock Repurchase Program in September 2021.

Proposed Clean-Up Merger and Class A Stock Repurchase Program

In September 2021, the Company announced its intention to effect a clean-up merger, subject to shareholder approval, pursuant to which a subsidiary of the Company will merge with and into the Company. Under the terms of the Merger, each outstanding share of Class B common stock will be automatically converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, to the extent any shareholder, together with its affiliates, would own more than 8.9% of the outstanding shares of Class A common stock following the Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may be, will be converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that would be in excess of the 8.9% limitation. The terms of the Merger to be submitted for approval of the shareholders will include the creation of a new class of Non-Voting Class A common stock. Following the Merger, no shares of Class B common stock will remain outstanding. In addition, all shareholders that would hold fractional shares as a result of the Merger will receive a cash payment in lieu of such fractional shares. To the extent that following the Merger any holder would beneficially own fewer than 100 shares of Class A common stock, such holder will receive cash in lieu of Class A common stock. The Company expects to hold a special shareholders meeting to seek approval of the Merger in November 2021 (the “Special Meeting”).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In connection with the Merger, in September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”). Under the Class A Common Stock Repurchase Program, repurchases may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Company will not make any repurchases under the Class A Common Stock Repurchase Program until after the Special Meeting. In addition, in September 2021, the Company’s Board of Directors terminated the Class B Common Stock Repurchase Program.

16.    Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2021 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$828,803
Standby letters of credit	11,522
Commercial letters of credit	85
$840,410

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$499,994	$—	$499,994
Corporate debt securities	—	359,826	—	359,826
U.S. government agency debt securities	—	355,576	—	355,576
Municipal bonds	—	2,490	—	2,490
U.S treasury securities	—	2,505	—	2,505
	—	1,220,391	—	1,220,391
Trading securities	194	—	—	194
Equity securities with readily determinable fair values not held for trading	—	23,870	—	23,870
	194	1,244,261	—	1,244,455
Loans
Mortgage loans held for sale (at fair value)	—	5,812	—	5,812
Bank owned life insurance	—	221,640	—	221,640
Other assets
Mortgage servicing rights (MSRs)	—	—	606	606
Derivative instruments	—	24,798	—	24,798
	—	24,798	606	25,404
	$194	$1,496,511	$606	$1,497,311
Liabilities
Other liabilities
Derivative instruments	$—	$25,515	$—	$25,515

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$661,335	$—	$661,335
Corporate debt securities	—	301,714	—	301,714
U.S. government agency debt securities	—	204,578	—	204,578
U.S treasury securities	—	2,512	—	2,512
Municipal bonds	—	54,944	—	54,944
	—	1,225,083	—	1,225,083
Equity securities with readily determinable fair values not held for trading	—	24,342	—	24,342
Bank owned life insurance	—	217,547	—	217,547
Derivative instruments	—	39,721	—	39,721
	$—	$1,506,693	$—	$1,506,693

Liabilities
Derivative instruments	$—	$41,431	$—	$41,431

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$46,888	$—	$—	$46,888	$33,039
Other Real Estate Owned	$9,800	$—	$—	$9,800	$—
	56,688	—	—	56,688	33,039

	December 31, 2020
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$50,199	$—	$—	$50,199	$19,843
Loans held for sale, at lower of cost or fair value

For loans held for sale that are carried at the lower of cost or fair value, the latter is based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for loans held for sale carried at the lower of cost or estimated fair value is classified as Level 1.

Other Real Estate Owned

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable.

Collateral Dependent Loans Measured For Impairment

The Company measures the impairment of collateral dependent loans based on the fair value of the collateral in accordance with the provisions of ASC-310-35 “Impairment of Loans and Receivables.” The Company primarily uses third party appraisals to assist in measuring impairment on collateral dependent impaired loans. The Company

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
also uses third party appraisal reviewers for loans with an outstanding balance of $1 million and above. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,718,394	$2,661,428	$2,884,550	$2,801,279
Financial liabilities:
Time deposits	1,107,227	1,120,945	1,547,396	1,569,897
Advances from the FHLB	809,095	822,437	1,050,000	1,078,786
Senior notes	58,815	61,646	58,577	61,528
Junior subordinated debentures	64,178	54,130	64,178	55,912

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

18.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) before attribution of noncontrolling interest	$16,397	$1,702	$46,001	$(10,195)
Noncontrolling interest	(634)	—	(1,451)	—
Net income (loss) attributable to Amerant Bancorp Inc.	$17,031	$1,702	$47,452	$(10,195)
Net income (loss) available to common stockholders	$17,031	$1,702	$47,452	$(10,195)
Denominator:		`
Basic weighted average shares outstanding	37,134	41,722	37,359	41,875
Dilutive effect of share-based compensation awards	384	343	325	—
Diluted weighted average shares outstanding	37,518	42,065	37,684	41,875

Basic earnings (loss) per common share	$0.46	$0.04	$1.27	$(0.24)
Diluted earnings (loss) per common share	$0.45	$0.04	$1.26	$(0.24)
As of September 30, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 606,381 (September 30, 2020 - 478,587 unvested shares of restricted stock and restricted stock units). In the three months ended September 30, 2021 and 2020 and in the nine months ended September 30, 2021, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. In the nine month periods ended September 30, 2020, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly and partially owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 51% owned mortgage lending company domiciled in Florida, and Elant Bank & Trust (the “Cayman Bank”), a bank and trust company domiciled in the Cayman Islands acquired in November 2019. In March 2021, the Bank and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”), received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor, effective on April 1, 2021. In March of 2021, the Company incorporated Amerant SPV with the purpose of investing and acquiring non-controlling interests in companies, including fintech and specialty finance companies.
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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the Form 10-K, in our Form 10-Q for the quarter ended June 30, 2021, and our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•If the clean-up merger is approved by our shareholders, no shares of Class B common stock will remain outstanding following the merger;
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
•We may incur losses due to minority investments in fintech and specialty finance companies; and
•The other factors and information in the Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the Form 10-K and the Form 10-Q for the quarter ended June 30, 2021..
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
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk factors” in the Form 10-K, in the Form 10-Q for the quarter ended June 30, 2021, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company subsidiary, the Cayman Bank, and the newly formed mortgage company, Amerant Mortgage. The Bank’s two primary markets are South Florida, where we operate 17 banking centers in Miami-Dade, Broward and Palm Beach counties; and the greater Houston, Texas area, where we have 7 banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. See “Business Developments” below for an update on the New York City area LPO.
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
In October 2021, the Company agreed to an equity investment of $2.5 million in Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers seamless financing solutions to unlock working capital.
Progress on Near and Long-Term Initiatives
As previously disclosed, we remain dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is the detail of actions taken by the Company in the first nine months of 2021 to achieve these goals:

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

We have continued working on implementing/enhancing a completely digital onboarding platform. In the third quarter of 2021, we completed adding talent to our treasury management sales force and support team in both Florida and Texas. Also, we have continued adding additional treasury management capabilities and have seen improvement in three key measures since the end of last year: the loan to deposit ratio at September 30, 2021 was 97.4% compared to 101.4% at December 31, 2020; non-interest bearing deposits to total deposits ratio was 21.5% at September 30, 2021 compared to 17.2% at December 31, 2020; and the ratio of brokered deposits to total deposits decreased to 7.7% at September 30, 2021 compared to 11.2% at December 31, 2020.

Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management.
In the second quarter of 2021, we continued accelerating our digital transformation. We executed agreements with leading fintechs, Numerated Growth Technologies, Inc. (“Numerated”) and Marstone, Inc. (“Marstone”). We expect Numerated's platform to improve the business lending and deposit account opening processes, making them faster and easier for customers, and enabling us to meet their existing financing needs quickly and efficiently.

In relation to Marstone, its online wealth management platform was launched in October 2021 and is expected to further improve banking relationships by empowering our customers to fully understand their financial position, plans and outlook. Amerant Investments will leverage Marstone’s platform in two main capacities: as a sub advisor and as a technological partner. Through Marstone's sub advisor offering, we'll be able to expand our reach in the mass affluent segment by offering a fully digital advisory experience. Through the technological partnership, Amerant Investments will be able to digitalize its existing advisory offering and leverage new tools to scale our business, including the introduction of MAPS by Marstone, a tool that will enable our customers to create financial plans and specific goals and providing a path to achieving them.

In the third quarter of 2021, as part of the Company’s efforts to make banking easier and provide an enhanced banking experience for customers, we signed agreements with leading technology platforms, Alloy and ClickSWITCH®. Alloy's Application Programming Interface (“API”) service will facilitate and automate the customer onboarding process, online and in branches, for both businesses and individuals, enhancing the protocols in place to capture and review customer data to reduce exposure to non-compliant account openings. ClickSWITCH’s platform is expected to improve share of wallet and customer experience by simplifying and radically reducing the time it takes for consumer and small business customers to switch their direct deposits and automatic payments to the Company.

Improving Amerant's brand awareness. Since the beginning of 2021, we have been ramping up our efforts to build brand awareness in the communities we serve, including improved signage and promotions as well as developing affinity relationships and increasing our community involvement.
In this area, many improvements have taken place or are underway, including the enhancement of our branch and ATM signage, rolling out new and improved branded items and significantly increasing public and media relations. Most importantly, we consider that the recent hiring of our new Chief Marketing Officer and the engagement of Zimmerman Advertising, a leading advertising agency in the US, as our new marketing agency, can help us elevate the Amerant brand and drive business growth.

In the third quarter of 2021, our new Chief Marketing Officer along with our new advertising agency continued to be hard at work on creative and branding ideas, including the recently launched out of home and other advertising using our new tagline of “Imagine a bank” and a new limited time only checking account campaign, among other initiatives. We are also very excited about our recently announced partnership with the Florida Panthers to their helmet sponsor for home games.

Rationalizing our lines of business and geographies. We continued expanding our treasury management and wealth management services, and plan to develop specialty finance capabilities in order to grow the bank's revenue streams and fee opportunities. At the same time, we curtailed loan originations in the New York market and closed our New York City LPO in the second quarter of 2021, which was a commercial real estate loan production office with minimal deposit relationships. We will focus on growing in our core markets while also looking for opportunities to grow in contiguous markets. In the second quarter of 2021, the Company recorded a $0.8 million ROUA impairment associated with the closing of the NY LPO.
During the second quarter of 2021, we also completed a branch assessment as we are aiming to enhance our branch profitability by selecting locations that are consistent with our core markets. As a result of this assessment, we closed our Wellington, Florida branch on October 15, 2021. In addition, the Company has continued to explore potential expansion opportunities within its core footprint and, in October 2021, obtained approval from the OCC to open a new branch in downtown Miami. The Company anticipates to open this new location in late 2022.
We also significantly reduced our future space needs, as illustrated by the announcement of our new operations center in Miramar, Florida where we expect to relocate by the end of 2022. This will reduce the size of our operations center to approximately 56,000 square feet from approximately 100,000 at our current location, or approximately 44,000 square feet, and our annual rental expense will decrease by nearly $1 million.

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
The Company continued to work on better aligning its operating structure and resources with its business activities. During the nine months ended September 30, 2021, the Company decided to outsource the internal audit function and eliminated various other support positions. Severance costs resulting from these events, including severance cost related to the closure of the NY LPO, and the departure of the COO, were approximately $3.6 million in the nine months ended September 30, 2021.
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
Regarding our efforts to review the categories and amounts of our spending, immediately after the close of the second quarter of 2021, we determined to establish a central procurement function in order to achieve additional savings from expense base review, and established a business transformation/continuous improvement function and began an 8-week process improvement initiative with a well-known firm to drive additional efficiency and enhance the customer experience, all with the goal of making banking with us easier. We are in the process of finalizing the next steps on these initiatives.

Lastly, in October 2021, the Company committed to a plan for the sale and leaseback of its headquarters building in Coral Gables, Florida. The Company expects to complete the plan for the sale and leaseback of this property in the fourth quarter of 2021. The Company estimates that the fair value less the cost to sell the property exceeds its carrying value and, therefore, no adjustment to its net carrying value is deemed necessary. At September 30, 2021 and December 31, 2020, the net book value of this property was $71.3 million and $71.6 million, respectively. During the three and nine-month periods ended September 30, 2021, the Company recorded depreciation and amortization expense on this property of $0.5 million and $1.6 million, respectively ($0.5 million and $1.5 million, in the three and nine-month periods ended September 30, 2020, respectively.)
Optimizing capital structure. We successfully completed in June 2020 a $60.0 million offering of 5.75% senior notes due 2025 and in December 2020 a modified Dutch auction tender offer pursuant to which we purchased approximately $54 million of shares of Class B common stock. In March of 2021, we announced a repurchase program to purchase up to $40 million of shares of Class B common stock.
In the nine months ended September 30, 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92 under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs. In the nine months ended September 30, 2021, the Company’s Board of Directors authorized the cancellation of those 565,232 shares of Class B common stock.

In September 2021, the Company announced its intention to effect a clean-up merger, subject to shareholder approval, pursuant to which a subsidiary of the Company will merge with and into the Company. Under the terms of the Merger, each outstanding share of Class B common stock will be automatically converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, to the extent any shareholder, together with its affiliates, would own more than 8.9% of the outstanding shares of Class A common stock following the Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may be, will be converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that would be in excess of the 8.9% limitation. The terms of the Merger to be submitted for approval of the shareholders will include the creation of a new class of Non-Voting Class A common stock. Following the Merger, no shares of Class B common stock will remain outstanding. In addition, all shareholders that would hold fractional shares as a result of the Merger will receive a cash payment in lieu of such fractional shares. To the extent that following the Merger any holder would beneficially own fewer than 100 shares of Class A common stock, such holder will receive cash in lieu of Class A common stock. The Company expects to hold a special shareholders meeting to seek approval of the Merger in November 2021 (the “Special Meeting”). In connection with the Merger, in September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase of up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”). Under the Class A Common Stock Repurchase Program, repurchases may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Company will not make any repurchases under the Class A Common Stock Repurchase Program until after the Special Meeting. In addition, in September 2021, the Company’s Board of Directors terminated the Class B Common Stock Repurchase Program.
We will continue to evaluate our capital structure and ways to optimize it in the future.
Environmental, Social and Governance (“ESG”). Since early 2021, we have been focused on developing and furthering our sustainability strategy and approach to contribute meaningfully and support a more sustainable future for our stakeholders, including our investors, employees, customers, and community. We have been working diligently during the last few months in developing our ESG strategy and program and, recently, our Board of Directors approved the ESG framework that we will use to develop specific ESG initiatives to be implemented in the coming months and years. In the third quarter of 2021, we announced our new chief diversity officer, continued to develop our governance structure and implementation plans, and were actively working to publicly share our new corporate social responsibility program. We expect to share the material tenets of our ESG program and the progress our Company is making in each relevant area as part of an annual corporate social responsibility report starting next year. We expect to release our first ESG report in early 2022.
COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. For a more detailed discussion of the COVID-19 pandemic, see the Form 10-K.
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to qualifying businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. As of September 30, 2021, total PPP loans were $4.6 million, or 0.1% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. In the second quarter of 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pretax gain on sale of $3.8 million. The Company retained no loan servicing rights on these PPP loans.

Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans which have been modified under these programs totaled $1.1 billion as of September 30, 2021. As of September 30, 2021, $37.1 million, or 0.7% of total loans, were still under the deferral and/or forbearance period, a decrease from $43.4 million, or 0.7% at December 31, 2020. This decrease was primarily due to $31.3 million in loans that resumed regular payments after deferral and/or forbearance periods, and $12.1 million in a CRE loan that was transferred to OREO. This was partially offset by new modifications in the first nine months of 2021, which we selectively offered as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. From these new modifications, we had $37.1 million outstanding at September 30, 2021 which consist of two CRE retail loans in New York that will mature in the first quarter of 2022. Additionally, 100% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 74%. All loans that have moved out of forbearance status have resumed regular payments, except for the CRE loan that was transferred to OREO. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

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
Net Interest Income. Net interest income, or NII, represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank (“FHLB”) and other borrowings such as repurchase agreements, senior notes and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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
Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees include credit and debit card interchange and other fees. We revised our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We entered into referral arrangements with recognized U.S.-based card issuers, which permit us to serve our international and domestic customers and earn referral fees and share interchange revenue without exposure to credit risk. We ceased to be a direct card issuer early in 2020.

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
Mortgage banking income related to Amerant Mortgage Inc., which commenced operations in May 2021, is included as part of other noninterest income.
Noninterest Expense. Noninterest expense consists, among other things of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit and business insurance assessments and premiums; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; and (vii) other operating expenses.
Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
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

Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes. We had restructuring expenses of approximately $0.8 million and $5.2 million in the three and nine month periods ended September 30, 2021, respectively, and $1.8 million and $3.5 million in the three and nine month periods ended September 30, 2020. In the three and nine month periods ended September 30, 2021, restructuring costs consisted of staff reduction costs, a lease impairment charge related to the closing of the NY LPO, legal and consulting fees and digital transformation expenses (consisted of staff reduction costs and digital transformation expenses in the three and nine month periods ended September 30, 2020). Restructuring expenses consist of those incurred for actions designed to implement the Company’s strategy as a new independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. In recent years, we have increased our fully-insured brokered time deposits under $250,000. In addition, in 2020, the Company began offering interest-bearing deposit products to broker-dealer firms through a third party deposit broker network, including brokered money market and brokered interest bearing demand deposit accounts. However, we remain focused on relationship-driven core deposits. In the first quarter of 2021, we changed our definition of core deposits to better align its presentation with the Company’s internal monitoring and overall liquidity strategy. Under this new definition, core deposits consist of total deposits excluding all time deposits. In prior periods, the Company used the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits,” which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.
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

Summary Results
The summary results for the three and nine month periods ended September 30, 2021 include the following:
•Net income of $17.0 million in the third quarter of 2021 up 900.7% from $1.7 million in the third quarter of 2020, and net income of $47.5 million in the nine months ended September 30, 2021 compared to a net loss of $10.2 million in the nine months ended September 30, 2020.
•NII was $51.8 million in the third quarter of 2021, up 14.3% from $45.3 million in the third quarter of 2020, and $149.4 million in the nine months ended September 30, 2021, up $8.5 million, or 6.0% from $140.9 million in the nine months ended September 30, 2020. NIM was 2.94% in the third quarter of 2021, up 55 basis points from 2.39% in the third quarter of 2020, and 2.81% in the nine months ended September 30, 2021, up 32 basis points from 2.49% in the nine months ended September 30, 2020.
•Released $5.0 million from the ALL during the third quarter of 2021, compared to a $18.0 million provision for loan losses recorded in the third quarter of 2020, and a $10.0 million release in the nine months ended September 30, 2021, compared to a provision for loan losses of $88.6 million recorded in the nine months ended September 30, 2020. The ratio of ALL to total loans held for investment was 1.59% as of September 30, 2021, down from 1.90% as of December 31, 2020. The ratio of net charge-offs to average total loans held for investment in the third quarter of 2021 was 1.16% compared to 1.41% in the third quarter of 2020, and 0.42% in the nine months ended September 30, 2021, compared to 0.56% in the nine months ended September 30, 2020.
•Noninterest income was $13.4 million in the third quarter of 2021, down 33.8% from $20.3 million in the third quarter of 2020, and $43.3 million in the nine months ended September 30, 2021, down $18.6 million, or 30.1%, compared to $62.0 million in the nine months ended September 30, 2020, as the three and nine month periods ended September 30, 2020 included higher net gains on sale of securities.
•Noninterest expense was $48.4 million in the third quarter of 2021, up 6.4% from $45.5 million in the third quarter of 2020, and $143.2 million in the nine months ended September 30, 2021, up $16.0 million, or 12.6%, from $127.1 million in the nine months ended September 30, 2020.
•The efficiency ratio was 74.2% in the third quarter of 2021 compared to 69.3% for the third quarter of 2020, and 74.3% in the nine months ended September 30, 2021 compared to 62.7% in the nine months ended September 30, 2020.
•Total loans, which include loans held for sale, were $5.5 billion at September 30, 2021, down $363.4 million, or 6.2%, compared to December 31, 2020. Total deposits were $5.6 billion at September 30, 2021, down $105.3 million, or 1.8%, compared to December 31, 2020.
•Stockholders’ book value per common share attributable to the Company increased to $21.68 at September 30, 2021, compared to $20.70 at December 31, 2020.
•Tangible book value per common share (“TBV”) (non-GAAP) increased to $21.08 as of September 30, 2021, compared to $20.13 at December 31, 2020. TBV is the result of total stockholders’ equity less goodwill and other intangible assets divided by total shares outstanding. At September 30, 2021 and December 31, 2020, total stockholders’ equity was $812.7 million and $783.4 million, respectively; goodwill and other intangible assets totaled $22.5 million and $21.5 million, respectively, and total shares outstanding were 37,487,339 and 37,842,696, respectively. Other intangible assets include, among other things, mortgage servicing rights (“MSRs”) of $0.6 million as of September 30, 2021. We had no MSRs as of December 31, 2020. Our management believes that this non-GAAP measure is useful to investors since it permits investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2021 and 2020

Net income
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2021	2020	2021 vs 2020		2021	2020	2021 vs 2020
Net interest income	$51,821	$45,348	$6,473	14.3%	$149,361	$140,900	$8,461	6.0%
(Reversal of) provision for loan losses	(5,000)	18,000	(23,000)	(127.8)	(10,000)	88,620	(98,620)	(111.3)
Net interest income (loss) after (reversal of) provision for loan losses	56,821	27,348	29,473	107.8%	159,361	52,280	107,081	204.8%
Noninterest income	13,434	20,292	(6,858)	(33.8)%	43,331	61,955	(18,624)	(30.1)%
Noninterest expense	48,404	45,500	2,904	6.4%	143,154	127,107	16,047	12.6%
Income (loss) before income tax (expense) benefit	21,851	2,140	19,711	921.1%	59,538	(12,872)	72,410	562.5%
Income tax (expense) benefit	(5,454)	(438)	(5,016)	1,145.2%	(13,537)	2,677	(16,214)	605.7%
Net income (loss) before attribution of noncontrolling interest	16,397	1,702	14,695	863.4%	46,001	(10,195)	56,196	551.2%
Noncontrolling interest	(634)	—	(634)	NM	(1,451)	—	(1,451)	NM
Net income (loss) attributable to Amerant Bancorp Inc.	$17,031	$1,702	$15,329	900.7%	$47,452	$(10,195)	$57,647	565.4%
Basic earnings (loss) per common share	$0.46	$0.04	$0.42	1,050.0%	$1.27	$(0.24)	$1.51	629.2%
Diluted earnings (loss) per common share (1)	$0.45	$0.04	$0.41	1,025.0%	$1.26	$(0.24)	$1.50	625.0%
__________________
(1)    In the three and nine month periods ended September 30, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units (consisted of unvested shares of restricted stock and restricted stock units in the third quarter and nine months ended September 30, 2020). See Note 18 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2021 and 2020.
NM - means not meaningful

Three Months Ended September 30, 2021 and 2020
In the third quarter of 2021, net income was $17.0 million, or $0.45 per diluted share, compared to a net income of $1.7 million, or $0.04 per diluted share, in the same quarter of 2020, mainly due to: (i) the $5.0 million reversal of loan losses in the third quarter of 2021 compared to a provision for loan losses of $18.0 million in the third quarter of 2020 and (ii) higher net interest income. These results were partially offset by lower noninterest income and higher noninterest expenses. Net income excludes a $0.6 million loss attributable to a 49% non-controlling interest of Amerant Mortgage Inc., which commenced operations in May 2021. The Company attributed a net loss of $0.6 million to the non-controlling interest on the basis of a $1.5 million net loss for Amerant Mortgage Inc. for the three months ended September 30, 2021, primarily derived from salary and employee benefits which are included in our consolidated results of operations.

Net interest income was $51.8 million in the three months ended September 30, 2021, an increase of $6.5 million, or 14.3%, from $45.3 million in the three months ended September 30, 2020. This was primarily the result of a decline in interest expense due to: (i) lower average balances of time deposits and FHLB advances, and (ii) lower average cost of total deposits and FHLB advances. In addition, there was an increase in the average yields on total interest earning assets. The increase in net interest income was partially offset by: (i) a decline in the average balance of total interest earning assets, and (ii) higher average balance of interest bearing checking and savings accounts or core deposits. See “-Net interest Income” for more details.
Noninterest income was $13.4 million in the three months ended September 30, 2021, a decrease of $6.9 million, or 33.8%, compared to $20.3 million in the three months ended September 30, 2020. This was mainly due to a $8.6 million decrease in net gains on sale of securities. The decrease in noninterest income was partially offset by: (i) mortgage banking income of $0.7 million related to Amerant Mortgage Inc. and higher income from derivative transactions with customers; (ii) higher deposit and service fees , and (iii) higher brokerage, advisory and fiduciary fees. See “-Noninterest Income” for more details.
Noninterest expense was $48.4 million in the three months ended September 30, 2021, an increase of $2.9 million, or 6.4%, from $45.5 million in the three months ended September 30, 2020. This was primarily driven by: (i) higher salary and employee benefits mainly due to higher variable compensation and new hires, primarily in the mortgage banking business; (ii) higher professional and other services fees; (iii) higher telecommunication and data processing; (iv) higher occupancy and equipment expenses, and (v) higher other operating expenses. These increases were partially offset by lower FDIC assessments and insurance expenses. See “-Noninterest Expense” for more details.
In the three months ended September 30, 2021 and 2020, noninterest expense included $0.8 million and $1.8 million, respectively, in restructuring costs. In the third quarter of 2021, restructuring costs consisted of staff reduction costs, legal and consulting fees and digital transformation expenses (consisted of staff reduction costs and digital transformation expenses in the third quarter of 2020).
Noninterest expense for the third quarter of 2021 included additional salaries and employee benefits expense and professional and other services fees related to Amerant Mortgage Inc., which commenced operations in May 2021 and had 52 full time equivalent employees (“FTEs”) at September 30, 2021. In the third quarter of 2021, Amerant Mortgage Inc.’s staff increased by 14 FTEs as the Company continues to add key personnel to drive future results.
Nine Months Ended September 30, 2021 and 2020
In the nine months ended September 30, 2021, we reported net income of $47.5 million, or $1.26 per diluted share, compared to a net loss of $10.2 million, or $0.24 loss per diluted share, in the nine months ended September 30, 2020, mainly due to: (i) the $10.0 million reversal of loan losses in the nine months ended September 30, 2021 compared to a $88.6 million provision for loan losses recorded in the nine months ended September 30, 2020 and (ii) higher net interest income. These results were partially offset by lower noninterest income and higher noninterest expenses. Net income excludes a $1.5 million loss attributable to a 49% non-controlling interest of Amerant Mortgage, which commenced operations in May 2021. The Company attributed a net loss of $1.5 million to the non-controlling interest on the basis of a $3.0 million net loss for Amerant Mortgage for the nine months ended September 30, 2021, primarily derived from salary and employee benefits which are included in our consolidated results of operations.
Net interest income was $149.4 million in the nine months ended September 30, 2021, an increase of $8.5 million, or 6.0%, from $140.9 million in the nine months ended September 30, 2020. This was mainly due to lower interest expense as a result of: (i) lower cost of total deposits and FHLB advances, and (ii) lower average balance of time deposits and FHLB advances. These results were partially offset by: (i) a decrease in interest income mainly due to lower average balance of total interest earning assets, and (ii) higher average balance of total interest bearing checking and savings accounts or core deposits. See “-Net interest Income” for more details.
Noninterest income was $43.3 million in the nine months ended September 30, 2021, a decrease of $18.6 million, or 30.1%, compared to $62.0 million in the nine months ended September 30, 2020. This was mainly due to a $21.2 million decrease in net gains on sale of securities and a net loss of $2.5 million on the early termination of $235 million of FHLB advances during the period. The decrease in noninterest income was partially offset by: (i) higher other noninterest income mainly due to a net gain of $3.8 million on the sale of $95.1 million of PPP loans in the second quarter of 2021, and mortgage banking income of $0.8 million related to Amerant Mortgage Inc.; (ii) higher deposit and service fees, and (iii) higher brokerage, advisory and fiduciary fees. See “-Noninterest Income” for more details.
Noninterest expense was $143.2 million in the nine months ended September 30, 2021, an increase of $16.0 million, or 12.6%, from $127.1 million in the nine months ended September 30, 2020. This was primarily driven by higher salary and employee benefits mainly due to: (i) the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020; (ii) higher severance expenses and variable compensation in the nine months ended September 30, 2021, and (iii) new hires, primarily in the mortgage banking business. In addition, in the first nine months of 2021, we had higher other operating expenses, professional and other services fees, occupancy and equipment expenses, telecommunications and data processing and FDIC assessments and insurance expenses. See “-Noninterest Expense” for more details.
In the nine months ended September 30, 2021 and 2020, noninterest expense included $5.2 million and $3.5 million, respectively, in restructuring costs. In the nine months ended September 30, 2021, restructuring costs consisted of staff reduction costs, a lease impairment charge related to the closing of the NY LPO, consulting and legal fees and digital transformation expenses (consisted of staff reduction costs and digital transformation expenses in the nine months ended September 30, 2020).
Noninterest expense in the nine months ended September 30, 2021, included additional salaries and employee benefits expense and professional and other services fees related to Amerant Mortgage Inc., which commenced operations in May 2021 and had 52 FTEs at September 30, 2021.
Net interest income
Three Months Ended September 30, 2021 and 2020
In the three months ended September 30, 2021, net interest income was $51.8 million, an increase of $6.5 million, or 14.3%, from $45.3 million in the same period of 2020. This was mainly the result of a decline in interest expense on total interest bearing liabilities, including declines of $743.6 million, or 12.0%, in the average balance and 36 basis points in their average cost. These declines were primarily due to: (i) lower average balance of time deposits and FHLB advances, and (ii) lower average cost of total deposits and FHLB advances . In addition, there was an increase of 23 basis points in the yield on total interest earning assets. The increase in net interest income was partially offset by a decline of $573.9 million, or 7.6%, in the average balance of total interest earning assets, and higher average balance of interest bearing checking and savings accounts or core deposits. Net interest margin was 2.94% in the three months ended September 30, 2021, an increase of 55 basis points from 2.39% in the three months ended September 30, 2020. See discussions further below for more details.
During the third quarter of 2021, the Company continued to focus on containing NIM pressure by: (i) decreasing cost of funds through strategic repricing of customer time and commercial relationship money market deposits, and (ii) proactively seeking to increase spreads in loan origination. In addition, in the second quarter of 2021, the Company completed a restructuring of FHLB advances. See details below.

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

Interest Income. Total interest income was $61.4 million in the three months ended September 30, 2021, a decrease of $0.5 million, or 0.8%, compared to $61.9 million for the same period of 2020. This was primarily driven by a decrease of $573.9 million, or 7.6%, in the average balance of total interest earning assets, mainly loans and debt securities available for sale. The decrease in total interest income was partially offset by a 23 basis points increase in the average yield on total interest earning assets, mainly driven by higher yields on loans.
Interest income on loans in the three months ended September 30, 2021 was $53.2 million, an increase of $0.5 million, or 0.9%, compared to $52.7 million for the comparable period of 2020. This result was primarily due to a 28 basis points increase in average yields, mainly attributable to higher-yielding consumer loans purchased throughout 2020 and the nine months ended September 30, 2021. The increase in interest income on loans was partially offset by a decline of $389.0 million, or 6.7%, in the average balance in the third quarter of 2021 over the same period in 2020, mainly attributable to prepayments of CRE and C&I loans and the sale and forgiveness of PPP loans in 2021. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $7.1 million in the third quarter of 2021, a decrease of $1.0 million, or 12.9%, compared to $8.1 million in the same period of 2020. This was mainly due to a decrease of $188.2 million, or 13.3%, in the average balance of these securities. The decline in the average balance was mainly driven by high prepayment activity of mortgage-backed securities as well as sales completed throughout 2020 and the nine months ended September 30, 2021. As of September 30, 2021, corporate debt securities comprised 29.5% of the available-for-sale portfolio, up from 23.5% at September 30, 2020. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of September 30, 2021, floating rate investments represent only 11.1% of our investment portfolio (this includes debt securities available for sale and held to maturity and equity securities with readily determinable fair value not held for trading) compared to 13.3% at September 30, 2020. In addition, recomposition towards high duration, and natural extension of the mortgage portfolio, has increased the overall duration to 3.7 years at September 30, 2021 from 2.4 years at September 30, 2020.
Interest Expense. Interest expense was $9.6 million in the three months ended September 30, 2021, a decrease of $7.0 million, or 42.1%, compared to $16.6 million in the same period of 2020. This was primarily due to: (i) a decrease of $743.6 million, or 12.0%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances, and (ii) lower average cost of total deposits and FHLB advances.
Interest expense on deposits was $6.3 million in the three months ended September 30, 2021, a decrease of $6.0 million, or 48.9%, compared to $12.2 million for the same period of 2020, primarily due to: (i) a decline of $812.5 million, or 34.3%, in the average balance of time deposits, and (ii) a 42 basis points decline in the average rates paid on total deposits. These declines were partially offset by a higher average balance of total interest bearing checking and savings accounts or core deposits. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $5.6 million, or 51.2%, in the third quarter of 2021 compared to the third quarter of 2020. This was mainly due to a decline of $812.5 million, or 34.3%, in the average balance, and a decline of 48 basis points in the average cost on these deposits. The decline in the average balance of total time deposits include decreases of $549.1 million, $156.1 million and $107.3 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs. As of September 30, 2021, the Company had $290 million of time deposits maturing in the fourth quarter of 2021. This is expected to decrease the average cost of CDs by approximately 5 basis points and the overall cost of deposits by 1 basis point. In the nine months ended September 30, 2021, the Company has been able to retain approximately 60 percent of maturing CDs via renewals at lower rates or conversion into core deposits.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $0.4 million, or 30.5%, in the third quarter of 2021 compared to the same period last year, mainly due to a decrease of 7 basis points in the average costs on these deposits. This was partially offset by an increase of $309.8 million, or 11.6% in the average balance of total interest bearing checking and savings accounts in the third quarter of 2021 compared to the same period in 2020, mainly driven by: (i) third-party interest-bearing domestic brokered deposits with an average balance of $121.2 million in the third quarter of 2021 compared to $0.7 million in the third quarter of 2020; (ii) higher average domestic personal accounts, and (iii) an increase of $96.0 million, or 4.7%, in the average balance of international accounts, including increases of $73.3 million, or 4.4%, and $22.7 million, or 6.4%, in personal and commercial accounts, respectively.
Interest expense on FHLB advances decreased $1.0 million, or 37.0%, in the three months ended September 30, 2021 compared to the same period of 2020, mainly as a result of a decline of $241.1 million, or 23.0%, in the average balance on this funding source. In addition, there was a decrease of 20 basis points in the average rate paid on these borrowings. These reductions in FHLB advances’ average balances and rates include the effects of: (i) the repayment of $235 million of these borrowings in the second quarter of 2021, and (ii) the previously mentioned $285 million FHLB advances restructuring completed in May 2021. In the three months ended September 30, 2021, we recognized $0.5 million, included as part of interest expense, as a result of the amortization of the $6.6 million termination and modification penalty in connection with the above mentioned FHLB advances restructuring.
Nine Months Ended September 30, 2021 and 2020
In the nine months ended September 30, 2021, net interest income was $149.4 million, an increase of $8.5 million, or 6.0%, from $140.9 million in the same period of 2020. This was primarily due to a decline in interest expense on total interest bearing liabilities, including declines of 43 basis points in the average cost, and $511.2 million, or 8.2%, in their average balance. These declines were primarily due to: (i) lower cost of total deposits and FHLB advances, and (ii) lower average balance of time deposits and FHLB advances. The increase in net interest income was partially offset by: (i) decreases of $436.9 million, or 5.8%, and 5 basis points in the average balance and yield of interest earning assets, respectively; (ii) a higher average balance of Senior Notes which were issued late in the second quarter of 2020, and (iii) higher average balance of interest bearing checking and savings accounts or core deposits. Net interest margin was 2.81% in the nine months ended September 30, 2021, an increase of 32 basis points from 2.49% in the nine months ended September 30, 2020. See discussions further below for more details.
Interest Income. Total interest income was $182.9 million in the nine months ended September 30, 2021, a decline of $14.5 million, or 7.3%, compared to $197.4 million for the same period of 2020, mainly due to a decrease of $436.9 million, or 5.8%, in the average balance of total interest earning assets, mainly debt securities available for sale and loans. In addition, there was a decline of 5 basis points in the average yield of interest earning assets. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on loans in the nine months ended September 30, 2021 was $159.6 million, a decrease of $6.4 million, or 3.9%, compared to $166.0 million for the comparable period of 2020. This was primarily due to a decrease of $158.0 million, or 2.8%, in the average balance of loans in the nine months ended September 30, 2021 over the same period in 2020, mainly driven by loan prepayments and the sale and forgiveness of PPP loans in 2021. In addition, there was a decline of 4 basis points in average yields, which includes the full effect in 2021 of the Federal Reserve’s emergency rate cuts in March 2020. This decline in average yields was partially offset by the effect of higher-yielding consumer loans purchased throughout 2020 and the nine months ended September 30, 2021. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $19.9 million in the nine months ended September 30, 2021, a decrease of $6.9 million, or 25.8%, compared to $26.9 million in the same period of 2020. This was mainly due to a decrease of $299.0 million, or 19.9%, in their average balance and a 17 basis points decline in average yields. These results were mainly driven by a high prepayment activity of mortgage-backed securities, sales completed throughout 2020 and the nine months ended September 30, 2021, and lower reinvestment rates. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest Expense. Interest expense was $33.6 million in the nine months ended September 30, 2021, a decrease of $22.9 million, or 40.6%, compared to $56.5 million in the same period of 2020. This was primarily due to: (i) lower average cost of total deposits and FHLB advances, and (ii) a decrease of $511.2 million, or 8.2%, in the average balance of total interest bearing liabilities, driven by lower average balance of time deposits and FHLB advances. These results were partially offset by: (i) a higher average balance of Senior Notes which were issued late in the second quarter of 2020, and (ii) a higher average balance of total interest bearing checking and savings accounts or core deposits.
Interest expense on deposits was $22.1 million in the nine months ended September 30, 2021, a decrease of $21.1 million, or 48.8%, compared to $43.2 million for the same period of 2020. This was primarily due to a 52 basis point decline in the average rates paid on deposits. In addition, there was a decline of $671.8 million, or 27.6%, in the average balance of time deposits. These declines were partially offset by a higher average balance of total interest bearing checking and savings accounts. See below a detailed explanation of changes by major deposit category:
• Time deposits. Interest expense on total time deposits decreased $17.8 million, or 48.3%, in the nine months ended September 30, 2021 compared to the same period last year. This was mainly driven by a decrease of $671.8 million, or 27.6%, in their average balance and decrease of 57 basis points in their average cost. The decline in the average balance of time deposits includes decreases of $458.2 million, $151.3 million and $62.3 million, in customer CDs, brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.
•Interest bearing checking and savings accounts. Interest expense on total interest bearing checking and savings accounts decreased $3.3 million, or 51.7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, mainly due to a decrease of 19 basis points in the average cost. This was partially offset by an increase of $336.0 million, or 13.0%, in their average balance in the nine months ended September 30, 2021 compared to the same period in 2020, mainly driven by: (i) third-party interest-bearing domestic brokered deposits with an average balance of $118.5 million in the nine months ended September 30, 2021 compared to $0.2 million in the same period one year ago; (ii) higher average domestic personal accounts, and (iii) an increase of $72.0 million, or 3.6%, in the average balance of international accounts, including increases of $64.9 million, or 3.9%, and $7.1 million, or 2.1%, in personal and commercial accounts, respectively.

Interest expense on FHLB advances decreased $3.6 million, or 34.3%, in the nine months ended September 30, 2021 compared to the same period of 2020. This was mainly as a result of a decrease of $209.8 million, or 18.5%, in the average balance, and a decline of 24 basis points in the average cost of these borrowings. These changes include the effects of: (i) the repayment of $235 million of these borrowings in the nine months ended September 30, 2021; (ii) the previously mentioned $285 million FHLB advances restructuring completed in May 2021, and (iii) a $420 million restructuring completed in April 2020. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $420 million FHLB advances restructuring completed in April 2020. In the nine months ended September 30, 2021, we recognized $0.7 million, included as part of interest expense, as a result of the amortization of the $6.6 million termination and modification penalty in connection with the above mentioned FHLB advances restructuring completed in May 2021.
Interest expense on junior subordinated debentures decreased $0.1 million, or 4.5%, in the nine months ended September 30, 2021 compared to the same period last year, mainly driven by a decline of $3.0 million, or 4.4%, in the average balance outstanding. This decline in the average balance resulted from the redemption of $26.8 million of trust preferred securities (fixed interest rate - 8.90%) issued by the Commercebank Capital Trust I (“Capital Trust I”) and related subordinated debt in the first quarter of 2020. In the nine months ended September 30, 2021 and 2020, the Company recognized additional interest expense of $0.6 million and $0.1 million, respectively, in connection with interest rate swap contracts that were used to hedge the variable cash flows associated with the our junior subordinated debentures. See Note 10 to our unaudited interim financial statements in this Form 10-Q for more details on these interest rate swap contracts.

Interest expense on Senior Notes increased to $2.8 million in the nine months ended September 30, 2021 compared to $1.0 million in the nine months ended September 30, 2020. This result was mainly driven by an increase of $37.4 million, or 175.1%, in the average balance, as these Senior Notes were issued late in the second quarter of 2020. See “—Capital Resources and Liquidity Management” for detailed information on the issuance of Senior Notes.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$5,379,461	$53,193	3.92%	$5,768,471	$52,736	3.64%
Debt securities available for sale (3)	1,221,569	7,055	2.29%	1,409,768	8,096	2.28%
Debt securities held to maturity (4)	102,574	508	1.96%	63,844	324	2.02%
Debt securities held for trading	153	1	2.59%	—	—	—%
Equity securities with readily determinable fair value not held for trading	24,017	66	1.09%	24,447	103	1.68%
Federal Reserve Bank and FHLB stock	47,682	514	4.28%	64,998	597	3.65%
Deposits with banks	207,504	76	0.15%	225,320	61	0.11%
Total interest-earning assets	6,982,960	61,413	3.49%	7,556,848	61,917	3.26%
Total non-interest-earning assets less allowance for loan losses	553,505			526,065
Total assets	$7,536,465			$8,082,913

	Three Months Ended September 30,
	2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,290,944	$147	0.05%	$1,193,920	$97	0.03%
Money market	1,359,774	798	0.23%	1,154,795	1,190	0.41%
Savings	329,456	11	0.01%	321,657	88	0.11%
Total checking and saving accounts	2,980,174	956	0.13%	2,670,372	1,375	0.20%
Time deposits	1,555,001	5,302	1.35%	2,367,534	10,874	1.83%
Total deposits	4,535,175	6,258	0.55%	5,037,906	12,249	0.97%
Advances from the FHLB and other borrowings (5)	808,860	1,777	0.87%	1,050,000	2,820	1.07%
Senior notes	58,776	942	6.36%	58,460	942	6.41%
Junior subordinated debentures	64,178	615	3.80%	64,178	558	3.46%
Total interest-bearing liabilities	5,466,989	9,592	0.70%	6,210,544	16,569	1.06%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,110,353			936,349
Accounts payable, accrued liabilities and other liabilities	152,528			102,864
Total non-interest-bearing liabilities	1,262,881			1,039,213
Total liabilities	6,729,870			7,249,757
Stockholders’ equity	806,595			833,156
Total liabilities and stockholders' equity	$7,536,465			$8,082,913
Excess of average interest-earning assets over average interest-bearing liabilities	$1,515,971			$1,346,304
Net interest income		$51,821			$45,348
Net interest rate spread			2.79%			2.20%
Net interest margin (6)			2.94%			2.39%
Cost of total deposits (7)			0.44%			0.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.73%			121.68%
Average non-performing loans/ Average total loans	1.94%			1.43%

	Nine Months Ended
	September 30, 2021			September 30, 2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$5,527,228	$159,576	3.86%	$5,685,187	$166,007	3.90%
Debt securities available for sale (3)	1,202,191	19,943	2.22%	1,501,200	26,876	2.39%
Debt securities held to maturity (4)	89,298	1,291	1.93%	68,169	1,032	2.02%
Debt securities held for trading	172	4	3.11%	—	—	—%
Equity securities with readily determinable fair value not held for trading	24,084	225	1.25%	24,268	355	1.95%
Federal Reserve Bank and FHLB stock	54,291	1,687	4.15%	68,650	2,550	4.96%
Deposits with banks	217,611	189	0.12%	204,269	579	0.38%
Total interest-earning assets	7,114,875	182,915	3.44%	7,551,743	197,399	3.49%
Total non-interest-earning assets less allowance for loan losses	538,137			508,863
Total assets	$7,653,012			$8,060,606

Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,298,674	$383	0.04%	$1,132,553	$336	0.04%
Money market	1,302,431	2,695	0.28%	1,134,627	5,960	0.70%
Savings	323,785	39	0.02%	321,661	153	0.06%
Total checking and saving accounts	2,924,890	3,117	0.14%	2,588,841	6,449	0.33%
Time deposits	1,765,555	18,989	1.44%	2,437,353	36,764	2.01%
Total deposits	4,690,445	22,106	0.63%	5,026,194	43,213	1.15%
Securities sold under agreements to repurchase	147	1	0.91%	158	—	—%
Advances from the FHLB and other borrowings (5)	926,087	6,790	0.98%	1,135,931	10,342	1.22%
Junior subordinated debentures	64,178	1,831	3.81%	67,149	1,918	3.82%
Senior notes	58,697	2,826	6.44%	21,334	1,026	6.42%
Total interest-bearing liabilities	5,739,554	33,554	0.78%	6,250,766	56,499	1.21%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	991,635			867,527
Accounts payable, accrued liabilities and other liabilities	129,407			99,510
Total non-interest-bearing liabilities	1,121,042			967,037
Total liabilities	6,860,596			7,217,803
Stockholders’ equity	792,416			842,803
Total liabilities and stockholders' equity	$7,653,012			$8,060,606
Excess of average interest-earning assets over average interest-bearing liabilities	$1,375,321			$1,300,977
Net interest income		$149,361			$140,900
Net interest rate spread			2.66%			2.28%
Net interest margin (6)			2.81%			2.49%
Cost of total deposits (7)			0.52%			0.98%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.96%			120.81%
Average non-performing loans/ Average total loans	1.77%			0.97%
_____________
(1)    Includes loans held for investment net of the allowance for loan losses and loans held for sale.
(2)    Average non-performing loans of $106.5 million and $84.4 million for the three months ended September 30, 2021 and 2020, respectively, and $99.8 million and $55.9 million in the nine months ended September 30, 2021 and 2020, respectively, are included in the average loan portfolio, net. Interest income that would have been recognized on these non-performing loans totaled $2.3 million and $1.0 million in the three months ended September 30, 2021 and 2020, respectively, and $4.0 million and $2.0 million in the nine months ended September 30, 2021 and 2020, respectively.

(3)    Includes nontaxable securities with average balances of $19.5 million and $56.0 million for the three months ended September 30, 2021 and 2020, respectively, and $46.8 million and $55.9 million in the nine months ended September 30, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities was 1.51% and 3.59% for the three months ended September 30, 2021 and 2020, respectively, and 2.09% and 3.74% for the nine months ended September 30, 2021 and 2020, respectively. In 2021 and 2020, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(4) Includes nontaxable securities with average balances of $65.1 million and $63.8 million for the three months ended September 30, 2021 and 2020, respectively, and $58 million and $68.2 million for the nine months ended September 30, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities was 2.37% and 2.55% for the three months ended September 30, 2021 and 2020, respectively, and 2.32% and 2.56% for the nine months ended September 30, 2021 and 2020, respectively. In 2021 and 2020, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(6)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.
(7)    Calculated based upon the average balance of total noninterest bearing and interest bearing deposits.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Balance at the beginning of the period	$104,185	$119,652	$110,902	$52,223

Charge-offs
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	(9,274)	—	(9,274)	—
Single-family residential	—	(24)	(58)	(24)
Owner occupied	—	—	—	(27)
Commercial	(7,102)	(20,910)	(9,025)	(24,059)
Consumer and others	(687)	(111)	(1,904)	(377)
	(17,063)	(21,045)	(20,261)	(24,487)

International Loans (1):
Commercial	—	—	—	(34)
Consumer and others (1)	—	(4)	—	(262)
	—	(4)	—	(296)
Total Charge-offs	$(17,063)	$(21,049)	$(20,261)	$(24,783)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$41	$—	$111	$—
Single-family residential	43	27	122	97
Commercial	893	123	1,643	234
Consumer and others	59	19	211	38
	1,036	169	2,087	369
International Loans (2):
Commercial	281	—	653	124
Consumer and others	3	47	61	266
	284	47	714	390
Total Recoveries	$1,320	$216	$2,801	$759

Net charge-offs	(15,743)	(20,833)	(17,460)	(24,024)
(Reversal of) provision for loan losses	(5,000)	18,000	(10,000)	88,620
Balance at the end of the period	$83,442	$116,819	$83,442	$116,819
__________________
(1)    Primarily from Venezuela customers.
(2)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended September 30, 2021 and 2020
The Company released $5.0 million from the ALL during the third quarter of 2021, compared to a provision of loan losses of $18.0 million recorded in the third quarter of 2020. The reserve release during the third quarter of 2021 was primarily attributed to: (i) a release of approximately $2.0 million as a result of upgrades, payoffs and pay downs of non-performing loans and special mention loans, and (ii) a release of approximately $3.0 million due to the loan portfolio reduction and the decision to classify $219 million of New York CRE loans as available for sale in the third quarter of 2021. The ALL associated with the COVID-19 pandemic was $14.4 million at September 30, 2021 compared to $26.2 million at September 30, 2020.
During the three months ended September 30, 2021, charge-offs decreased $4.0 million, or 18.9%, compared to the same period of the prior year. In the third quarter of 2021, charge-offs included: (i) $9.3 million related to two non-owner occupied loans, including $6.1 million related to a single-tenant loan in New York which is in process of foreclosure, and $3.2 million related to a loan in New York transferred to OREO in the third quarter of 2021, and (ii) $5.7 million in connection with the loan relationship with a Miami-based U.S. coffee trader (the “Coffee Trader”). In the third quarter of 2021, impact to earnings was minimal since $16.4 million out of the $17.1 million in charge-offs were reserved for in previous quarters as a result of impairment analysis performed on non-performing loans. In the third quarter of 2020, the Company charged off $19.3 million related to the Coffee Trader. The ratio of net charge-offs over the average total loan portfolio held for investment was 1.16% in the third quarter of 2021 compared to 1.41% in the third quarter of 2020. See “Loan Quality” for more information on the loan transferred to OREO in the third quarter of 2021.
As of September 30, 2021, the loan relationship with the Coffee Trader had an outstanding balance of approximately $13.9 million, net of an aggregate of $25.0 million in charge offs recorded in the third quarters of 2021 and 2020, compared to $19.6 million as of December 31, 2020. As of September 30, 2021, the Company had a specific loan loss reserve on this relationship of $6.6 million compared to $12.3 million as of December 31, 2020. We continue to closely monitor the liquidation process and have been in close contact with the liquidation agent regarding the collection process and prospective distribution. Timing for distributions are pending to be defined as allocation of liquidation proceeds may be subject to objection from lenders. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the loan relationship with the Coffee Trader.

During the third quarter of 2021, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on most non-performing loans supporting current ALL levels. No additional loan loss reserves were deemed necessary as a result of these valuations.
While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. In the third quarter of 2021, the Company ceased to offer customized temporary loan payment relief options, including interest-only payments and forbearance options, which are not considered TDRs.

Nine Months Ended September 30, 2021 and 2020

The Company released $10.0 million from the ALL during the nine months ended September 30, 2021, compared to a provision of loan losses of $88.6 million recorded during the nine months ended September 30, 2020. The $10.0 million release from the ALL in the nine months ended September 30, 2021 was primarily attributable to: (i) a release of approximately $8.5 million due to improved macro-economic conditions and credit outlook, as the Florida and Texas economies continue to recover from the COVID-19 pandemic, and (ii) a release of approximately $7.3 million due to the loan portfolio reduction and the decision to classify $219 million of New York CRE loans as available for sale in the third quarter of 2021. These results were partially offset by a provision of approximately $5.8 million as a result of the net effect of upgrades and downgrades during the period.

During the nine months ended September 30, 2021, charge-offs decreased $4.5 million, or 18.2%, compared to the same period of the prior year. In the first nine months of 2021, charge-offs included: (i) $9.3 million related to two non-owner occupied loans as discussed above; (ii) $5.7 million in connection with the loan relationship with a Miami-based U.S. coffee trader, and (iv) an aggregate of $1.8 million of charge-offs related to consumer loans under indirect lending programs. In the first nine months of 2020, charge-offs included: (i) $19.3 million related to the Coffee Trader, and (ii) $1.9 million on a commercial loan to a South Florida food wholesale borrower. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.42% in the nine months ended September 30, 2021 compared to 0.56% in the nine months ended September 30, 2020.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended September 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,303	32.0%	$3,937	19.4%	$366	9.3%
Brokerage, advisory and fiduciary activities	4,595	34.2%	4,272	21.1%	323	7.6%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,369	10.2%	1,437	7.1%	(68)	(4.7)%
Securities (losses) gains, net (2)	(54)	(0.4)%	8,600	42.4%	(8,654)	(100.6)%
Cards and trade finance servicing fees	541	4.0%	345	1.7%	196	56.8%
Other noninterest income (3)	2,680	20.0%	1,701	8.3%	979	57.6%
Total noninterest income	$13,434	100.0%	$20,292	100.0%	$(6,858)	(33.8)%

	Nine Months Ended September 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$12,693	29.3%	$11,665	18.8%	$1,028	8.8%
Brokerage, advisory and fiduciary activities	13,629	31.5%	12,730	20.6%	899	7.1%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	4,093	9.5%	4,278	6.9%	(185)	(4.3)%
Securities gains, net (2)	3,857	8.9%	25,957	41.9%	(22,100)	(85.1)%
Cards and trade finance servicing fees	1,268	2.9%	1,013	1.6%	255	25.2%
Loss on early extinguishment of FHLB advances, net	(2,488)	(5.7)%	(73)	(0.1)%	(2,415)	NM
Other noninterest income (3)	10,279	23.6%	6,385	10.3%	3,894	61.0%
Total noninterest income	$43,331	100.0%	$61,955	100.0%	$(18,624)	(30.1)%

___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Includes net gain on sale of debt securities of $36 thousand and $8.6 million during the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $25.4 million in the nine months ended September 30, 2021 and 2020, respectively. In addition, includes unrealized losses of $0.1 million and $44 thousand during the three months ended September 30, 2021 and 2020, respectively, and unrealized losses of $0.4 million and unrealized gains of $0.5 million in the nine months ended September 30, 2021 and 2020, respectively, related to the change in market value of mutual funds.
(3)    Includes: (i) mortgage banking revenue related to Amerant Mortgage Inc. of $0.7 million and $0.8 million in three and nine month periods ended September 30, 2021, respectively; (ii) income from derivative transactions with customers of $0.5 million and $27 thousand in the three months ended September 30, 2021 and 2020, respectively, and $2.0 million and $2.5 million in the nine months ended September 30, 2021 and 2020, respectively, and (iii) a gain of $3.8 million on the sale of PPP loans in the nine months ended September 30, 2021. Other sources of income in the periods shown consist of rental income, income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M Means not meaningful

Three Months Ended September 30, 2021 and 2020
Total noninterest income decreased $6.9 million, or 33.8%, in the three months ended September 30, 2021 compared to the same period of 2020, mainly due to a $8.6 million decrease in net gains on sale of securities. The decrease in noninterest income was partially offset by higher other noninterest income, deposit and service fees and brokerage, advisory and fiduciary fees.
Other noninterest income increased $1.0 million, or 57.6%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase in other noninterest income was mainly driven by: (i) mortgage banking income of $0.7 million related to Amerant Mortgage Inc., and (ii) an increase of $0.4 million in income from derivative transactions with customers. Amerant Mortgage continues to execute on its growth strategy. In the third quarter of 2021, Amerant Mortgage Inc. received 108 applications and funded 39 loans totaling $17.9 million.
Deposits and service fees increased $0.4 million, or 9.3%, in the three months ended September 30, 2021 compared to the same period last year, primarily due to an increase in service charge fee income and higher wire transfer fees from increased activity.
Brokerage, advisory and fiduciary activities increased $0.3 million or 7.6%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, mainly driven by: (i) an increase in AUMs in our client’s advisory accounts as we continue to expand the sale of these products; (ii) higher balances of margin brokerage accounts, and (iii) higher fixed income trading revenue.
Our AUMs totaled $2.19 billion at September 30, 2021, an increase of $216.0 million, or 11.0%, from $2.0 billion at December 31, 2020, primarily driven by increased market value. In addition, net new assets in the nine months ended September 30, 2021 totaled $78.1 million, representing 36.2% of the total increase in AUMs compared to December 31, 2020. This was mainly driven by continued execution of the Company’s client-focused and relationship-centric strategy. The Company remains focused on growing AUMs, both domestically and internationally. In October 2021, the Company launched Marstone, an online wealth management platform which is expected to further improve banking relationships by empowering our customers to fully understand their financial position, plans and outlook.
Nine Months Ended September 30, 2021 and 2020
Total noninterest income decreased $18.6 million, or 30.1%, in the nine months ended September 30, 2021 compared to the same period last year. These results were mainly due to: (i) a $21.2 million decrease in net gains on sale of securities, and a net loss of $2.5 million on the early termination of $235 million of FHLB advances during the period. These decreases were partially offset by higher other noninterest income, deposit and service fees, and brokerage, advisory and fiduciary fees.
Other noninterest income increased $3.9 million, or 61.0%, in the nine months ended September 30, 2021 compared to the same period last year, mainly due to: (i) a net gain of $3.8 million on the sale of $95.1 million of PPP loans in the second quarter of 2021, and (ii) mortgage banking income of $0.8 million related to Amerant Mortgage Inc. This was partially offset by a decrease of $0.5 million, or 20.0%, in income from derivative transactions with customers.
Deposits and service fees increased $1.0 million, or 8.8%, in the nine months ended September 30, 2021 compared to the same period last year, mainly driven by higher wire transfer fees from increased activity and higher service charge fee income.
Brokerage, advisory and fiduciary activities increased $0.9 million or 7.1%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, mainly driven by an increase in AUMs in our clients’ advisory accounts as we continue to expand the sale of these products. In addition, we had higher balances of margin brokerage accounts as well as higher trailer fees.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$29,053	60.0%	$28,268	62.1%	$785	2.8%
Occupancy and equipment (2)	4,769	9.9%	4,281	9.4%	488	11.4%
Professional and other services fees (3)	4,184	8.6%	3,403	7.5%	781	23.0%
Telecommunications and data processing	3,810	7.9%	3,228	7.1%	582	18.0%
Depreciation and amortization	2,091	4.3%	1,993	4.4%	98	4.9%
FDIC assessments and insurance	1,626	3.4%	1,898	4.2%	(272)	(14.3)%
Other operating expenses (4)	2,871	5.9%	2,429	5.3%	442	18.2%
Total noninterest expenses (5)	$48,404	100.0%	$45,500	100.0%	$2,904	6.4%

	Nine Months Ended September 30,				Change
	2021		2020		2021 vs 2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$86,276	60.3%	$79,164	62.3%	$7,112	9.0%
Occupancy and equipment (2)	14,599	10.2%	12,304	9.7%	2,295	18.7%
Professional and other services fees (3)	12,661	8.8%	10,322	8.1%	2,339	22.7%
Telecommunications and data processing	11,052	7.7%	9,849	7.8%	1,203	12.2%
Depreciation and amortization	5,749	4.0%	5,912	4.7%	(163)	(2.8)%
FDIC assessments and insurance	5,083	3.6%	4,256	3.4%	827	19.4%
Other operating expenses (4)	7,734	5.4%	5,300	4.0%	2,434	45.9%
Total noninterest expenses (5)	$143,154	100.0%	$127,107	100.0%	$16,047	12.6%
_______
(1)    In the three and nine month periods ended September 30, 2021, includes $0.3 million and $3.6 million, respectively, of severance expenses, mainly in connection with the elimination of various support function positions in the third quarter of 2021 and departure of our Chief Operations Officer and other actions in the first nine months of 2021 ($0.6 million and $1.1 million of severance expenses in three and nine month periods ended September 30, 2020, respectively, related to the elimination of various support function positions). In addition, the three and nine month periods ended September 30, 2021, includes $0.8 million and $2.3 million, respectively, in connection with a Long Term Incentive Compensation Program (“LTI”) adopted in the first quarter of 2021.
(2)    Includes $0.8 million of ROUA impairment associated with a lease in NYC for a loan production office in the nine month periods ended September 30, 2021.
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
(5)    Includes $2.1 million and $3.7 million in the three and nine month periods ended September 30, 2021, respectively, related to Amerant Mortgage Inc., mainly salaries and employee benefits and professional and other services fees.

Three Months Ended September 30, 2021 and 2020
Noninterest expense increased $2.9 million, or 6.4%, in the three months ended September 30, 2021 compared to the same period in 2020. This was primarily driven by higher salary and employee benefits, professional and other service fees, telecommunications and data processing, occupancy and equipment expenses and other operating expenses. These increases were partial offset by lower FDIC assessments and insurance expenses.
Salaries and employee benefits increased $0.8 million, or 2.8%, in the third quarter of 2021 compared to the same period one year ago, mainly due to higher variable compensation resulting from: (i) the new LTI program which was launched in February 2021, and (ii) adjustments to the Company’s non-equity variable compensation program in 2021, at expected performance levels, after having curtailed them in 2020 due to the COVID-19 pandemic. In addition, we had higher salaries and employee benefits in connection with new hires, primarily in the mortgage banking business. These results were partially offset by decreases in salaries and employee benefits associated with the Company’s ongoing transformation and efficiency improvement efforts. At September 30, 2021, our FTEs were 733, a net decrease of 74 FTEs, or 9.2% compared to 807 FTEs at September 30, 2020. The 733 FTEs at September 30, 2021 include the new staff associated with Amerant Mortgage Inc., which had 52 FTEs at September 30, 2021.

Professional and other services fees increased $0.8 million, or 23.0%, in the third quarter of 2021 compared to the same period one year ago. This increase was mainly driven by higher fees mainly related to the Company’s efficiency and improvement efforts, including: (i) the onboarding of a new firm as a result of the outsourcing of the Company’s internal audit function, and (ii) other professional fees. In addition, we had higher recruitments fees in the third quarter of 2021 compared to the same period last year

Telecommunications and data processing expenses increased $0.6 million, or 18.0%, in the three months ended September 30, 2021 compared to the same period last year. This was primarily due to higher expenses related to: (i) higher software computer software consulting expenses, including expenses related to online banking services, and (ii) higher software services mainly related to maintenance support for new platforms in connection with our digital transformation.

Occupancy and equipment costs increased $0.5 million, or 11.4%, in the three months ended September 30, 2021 compared to the same period last year. This was mainly driven by the additional rent expense associated with the Beacon Operations Center in the third quarter of 2021. The Company sold its Beacon Operations Center in the fourth quarter of 2020. Following the sale of the Beacon Operations Center, we leased-back the property for a two-year term. In the third quarter of 2021, the rent expense linked to the Beacon Operations Center was partially offset by the absence of $0.2 million of depreciation expense recorded in the same period last year, when we still owned the property. This depreciation expense of $0.2 million is included as part of “Depreciation and amortization” in the table above.
Other operating expenses increased $0.4 million, or 18.2%, in the three months ended September 30, 2021 compared to the same period last year, mainly due to an increase of $0.4 million in advertising expenses.
FDIC assessments and insurance expenses decreased $0.3 million, or 14.3%, in the third quarter of 2021 compared to the same period last year, mainly due to lower FDIC assessments rates in the third quarter of 2021.

Nine Months Ended September 30, 2021 and 2020

Noninterest expense increased $16.0 million, or 12.6%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by higher salaries and employee benefits, other operating expenses, professional and other services fees, occupancy and equipment expenses, telecommunications and data processing and FDIC assessments and insurance.

Salaries and employee benefits increased $7.1 million, or 9.0%, in the nine months ended September 30, 2021 compared to the same period in 2020. This increase was mainly due to: (i) the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020; (ii) an increase in severance expenses of $2.5 million; (iii) an increase in variable compensation mainly related to the above mentioned LTI program and adjustments to the Company’s non-equity variable compensation program, and (iv) additional salaries and employee benefits in connection with new hires, primarily in the mortgage banking business. The increase in severance expenses in the nine months ended September 30, 2021 was mainly driven by the departure of the Chief Operations Officer in the second quarter of 2021, the closing of the NY LPO, as the Company ceased to originate loans there, and costs related to the elimination of various other support functions. These results were partially offset by decreases in salaries and employee benefits associated with the Company’s ongoing transformation and efficiency improvement efforts. At September 30, 2021, our FTEs were 733, a net decrease of 74 FTEs, or 9.2% compared to 807 FTEs at September 30, 2020. The 733 FTEs at September 30, 2021 include the new staff associated with Amerant Mortgage Inc., which had 52 FTEs at September 30, 2021.

Other operating expenses increased $2.4 million, or 45.9%, in the nine months ended September 30, 2021 compared to the same period last year, mainly due to: (i) a $1.0 million increase in advertising expenses, and (ii) the absence of the $0.9 million deferral of other operating expenses directly related to PPP loan originations in the nine months ended September 30, 2020.

Professional and other services fees increased $2.3 million, or 22.7%, in the nine months ended September 30, 2021 compared to the same period one year ago. This increase was mainly driven by higher fees in connection with the Company’s efficiency and improvement efforts, including: (i) the onboarding of a new firm as result of the outsourcing of the Company’s internal audit function, and (ii) other professional fees. In addition, we had higher recruitment fees and additional expenses related to the design of the Company’s new compensation programs.

Occupancy and equipment costs increased $2.3 million, or 18.7%, in the nine months ended September 30, 2021 compared to the same period last year. This was mainly driven by: (i) a lease impairment of $0.8 million in connection with the previously mentioned closing of the NY LPO, and (ii) the $1.5 million additional rent expense associated with the Beacon Operations Center in the nine months ended September 30, 2021. As explained above, the Beacon Operations Center was sold and leased-back in the fourth quarter of 2020. In the nine months ended September 30, 2021, the additional rent expense linked to the Beacon Operations Center was partially offset by the absence of $0.6 million of depreciation expense recorded in the same period last year, when we still owned the property. This depreciation expense of $0.6 million is included as part of “Depreciation and amortization” in the table above.

Telecommunications and data processing expenses increased $1.2 million, or 12.2%, in the nine months ended September 30, 2021 compared to the same period last year, This was primarily due to higher expenses related to: (i) higher software services mainly related to maintenance support for new platforms in connection with our digital transformation, and (ii) higher software computer software consulting expenses, including expenses related to online banking services.

FDIC assessments and insurance expenses increased $0.8 million, or 19.4%, in the nine months ended September 30, 2021 compared to the same period last year, mainly due to the absence of credits received in the nine months ended September 30, 2020.

Noninterest expenses include $2.1 million and $3.7 million in the three and nine month periods ended September 30, 2021, respectively, related to Amerant Mortgage Inc., mainly salaries and employee benefits and professional and other services fees.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	2021 vs 2020		2021	2020	2021 vs 2020
(in thousands, except effective tax rates and percentages)
Income (loss) before income tax (expense) benefit	$21,851	$2,140	$19,711	921.1%	$59,538	$(12,872)	$72,410	562.5%
Income tax (expense) benefit	$(5,454)	$(438)	$5,016	(1,145.2)%	$(13,537)	$2,677	$16,214	605.7%
Effective income tax rate	24.96%	20.47%	4.49%	21.9%	22.74%	20.80%	1.94%	9.3%
In the three and nine month periods ended September 30, 2021, income tax expense increased to $5.5 million and $13.5 million, respectively, from income tax expense of $0.4 million and income tax benefit of $2.7 million in the three and nine month periods ended September 30, 2020, respectively. This was mainly driven by higher income before income taxes in the three and nine month periods ended September 30, 2021 compared to income before income taxes in the three months ended September 30, 2020, and loss before income taxes in the nine months ended September 30, 2020. In the three and nine month periods ended September 30, 2021, the effective income tax rate increased compared to the same periods last year, primarily due to lower non-taxable income from tax exempt investments, higher non-deductible executive compensation, and true-up of New York State and City tax expense.
As of September 30, 2021, the Company’s net deferred tax assets were $9.9 million, a decrease of $1.8 million, or 15.7%, compared to $11.7 million as of December 31, 2020. This decrease was mainly driven by a deferred tax benefit of $5.2 million partially offset by an increase of $3.4 million in connection with $13.6 million in net unrealized holding losses on debt securities available for sale during the nine months ended September 30, 2021.

Financial Condition - Comparison of Financial Condition as of September 30, 2021 and December 31, 2020
Assets. Total assets were $7.5 billion as of September 30, 2021, a decrease of $281.6 million, or 3.6%, compared to $7.8 billion at December 31, 2020. In the nine months ended September 30, 2021, total loans, including loans held for sale and net of the allowance for loan losses, and cash and cash equivalents decreased $336.0 million, or 5.9%, and $48.2 million, or 22.5%, respectively. These results were partially offset by an increase of $51.2 million, or 54.6%, in other assets, mainly driven by the adoption of the new accounting guidance on leases. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets, and Note 1 to our unaudited interim financial statements in this Form 10-Q for more details on the new guidance on leases.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $166.2 million at September 30, 2021 from $214.4 million at December 31, 2020. The decrease of $48.2 million or 22.5%, was mainly attributable to lower balances at the Federal Reserve.
Cash flows provided by operating activities was $40.2 million in the nine months ended September 30, 2021, mainly driven by the net income before attribution of non-controlling interest of $46.0 million recorded during the period.
Net cash provided by investing activities was $270.9 million during the nine months ended September 30, 2021, mainly driven by: (i) maturities, sales, calls and paydowns of debt securities available for sale, debt securities held to maturity and FHLB stock totaling $344.9 million, $27.5 million and $17.4 million, respectively; (ii) a net decrease in loans of $240.4 million, and (iii) proceeds from loan sales of $105.8 million. These proceeds were partially offset by purchases of available for sale and held to maturity securities totaling $359.0 million and $100.4 million, respectively.
In the nine months ended September 30, 2021, net cash used in financing activities was $359.3 million. These activities included: (i) $598.8 million decrease in time deposits; (ii) $244.1 million in net repayments of FHLB advances, and (iii) $9.6 million repurchase of shares of Class B common stock in the nine months ended September 30, 2021, under the Class B Common Stock Repurchase Program. These disbursements were partially offset by a $493.5 million net increase in total demand, savings and money market deposit balances. See “—Capital Resources and Liquidity Management” for more details on changes in FHLB advances and the Class B Common Stock Repurchase Program.
Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2021	December 31, 2020
(in thousands, except percentages)
Total loans, gross (1)	$5,478,924	$5,842,337
Total loans, gross / total assets	73.2%	75.2%

Allowance for loan losses	$83,442	$110,902
Allowance for loan losses / total loans held for investment, gross (1) (2)	1.59%	1.90%

Total loans, net (3)	$5,395,482	$5,731,435
Total loans, net / total assets	72.0%	73.8%
_______________

(1)    Total loans, gross are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, excluding the allowance for loan losses. At September 30, 2021, the Company had $219.1 million in loans held for sale carried at the lower of cost or estimated fair value and $5.8 million in mortgage loans held for sale carried at fair value. There were no loans held for sale at December 31, 2020.
(2)    See Note 5 of our audited consolidated financial statements in the Form 10-K and Note 5 of these unaudited interim consolidated financial statements for more details on our impairment models.
(3)    Total loans, net are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, net of the allowance for loan losses.

The composition of our CRE loan portfolio held for investment by industry segment at September 30, 2021 and December 31, 2020 is depicted in the following table:

(in thousands)	September 30, 2021	December 31, 2020
Retail (1)	$969,784	$1,097,329
Multifamily	504,337	737,696
Office space	340,581	390,295
Land and construction	318,449	349,800
Hospitality	198,720	191,750
Industrial and warehouse	84,579	70,465
	$2,416,450	$2,837,335
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties with a primary retail component, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.

As of September 30, 2021, we had CRE loans held for sale totaling $217.8 million, including $122.6 million, $57.7 million and $37.5 million in the retail, multifamily and office segments, respectively. These loans held for sale are excluded from the table above.

The table below summarizes the composition of our loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

(in thousands)	September 30, 2021	December 31, 2020
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,593,664	$1,749,839
Multi-family residential	504,337	737,696
Land development and construction loans	318,449	349,800
	2,416,450	2,837,335
Single-family residential	540,992	543,076
Owner occupied	936,590	947,127
	3,894,032	4,327,538
Commercial loans	863,502	1,103,501
Loans to depository institutions and acceptances (1)	13,690	16,629
Consumer loans and overdrafts (2) (3)	354,161	241,771
Total Domestic Loans	5,125,385	5,689,439

International Loans:
Real Estate Loans
Single-family residential (4)	77,147	96,493
Commercial loans	47,194	51,049
Loans to depository institutions and acceptances	—	7
Consumer loans and overdrafts (5)	4,303	5,349
Total International Loans	128,644	152,898
Total Loans held for investment	$5,254,029	$5,842,337

__________________
(1)    Mostly comprised of loans secured by cash or U.S. Government securities.
(2)    Includes customers’ overdraft balances totaling $0.7 million as of September 30, 2021 and December 31, 2020.
(3)    Includes indirect lending loans purchased with an outstanding balance of $263.0 million and $170.9 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the outstanding balance in indirect lending loans includes unamortized premiums paid of $7.7 million and $4.8 million, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	September 30, 2021	December 31, 2020
Real estate loans
Commercial real estate
Non-owner occupied	$160,034	$—
Multi-family residential	57,725	—
	217,759	—
Single-family residential	5,812	—
Owner occupied	1,324	—
Total loans held for sale (1)(2) (3)	$224,895	$—
__________________
(1)Remained current and in accrual status as of September 30, 2021.
(2)Includes $219.1 million in loans carried at the lower of cost or estimated fair value and $5.8 million in mortgage loans carried at fair value.
(3)We had no international loans held for sale at any of the periods shown.

As of September 30, 2021, total loans, including loans held for sale, were $5.5 billion, down $363.4 million, or 6.2%, compared to December 31, 2020. Domestic loans decreased $339.2 million, or 6.0%, as of September 30, 2021, compared to December 31, 2020. The decrease in total domestic loans includes net decreases of $203.1 million, or 7.2%, $240.0 million, or 21.7%, and $9.2 million, or 1.0%, in domestic CRE loans, commercial loans and owner occupied loans, respectively. This was partially offset by an increase of $3.7 million, or 0.7%, in domestic single-family residential loans. The decrease in the loan portfolio in the nine months ended September 30, 2021 is primarily attributable to loan prepayments, mainly CRE and C&I loans, and lower loan production, which includes the effect of delays in expected closings at the end of the third quarter of 2021. In addition, in the first nine months of 2021, loan production continued to be challenged as a result of the COVID-19 pandemic despite early signs of recovery in economic activity. Furthermore, there was a decrease in connection with the closing of the NYC CRE loan production office, as the Company ceased to originate loans there in the nine months ended September 30, 2021. These decreases were partially offset by an increase of $112.4 million in domestic consumer loans which includes $204.0 million in high-yield indirect consumer loans purchased during the nine months ended September 30, 2021. As of September 30, 2021, domestic consumer loans include $263.0 million in high-yield indirect loans, an increase of $92.1 million, or 53.9% from $170.9 million at December 31, 2020, mainly driven the above mentioned $204.0 million in loans purchased during the period. The decrease in commercial loans during the nine months ended September 30, 2021 includes PPP loan prepayments of around $189 million in the nine months ended September 30, 2021 as a result of forgiveness.

As of September 30, 2021, loans held for sale were $224.9 million. We had no loans held for sale at December 31, 2020. In the third quarter of 2021, in connection with the closing of the NYC LPO, the Company elected to market and sell a portion of the loan portfolio to shorten duration and significantly reduce the number of loans being serviced. Therefore, in the third quarter of 2021, the Company classified around $219 million of real estate loans as available for sale. In the third quarter of 2021, we released around $1.6 million from the allowance for loan losses as result of the change in classification of these loans.
The Company originated $91.7 million in new PPP loans during the nine months ended September 30, 2021, and received $189 million of prepayments in connection with PPP loan forgiveness applications, in line with program guidelines. PPP loan forgiveness is provided for under the CARES Act and consists of full payment by the Small Business Administration of the unpaid principal balance and accrued interest after loan forgiveness to eligible borrowers has been approved. In addition, during the nine months ended September 30, 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights on these PPP loans. As of September 30, 2021, total PPP loans outstanding were $4.6 million, or 0.1% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020.
As of September 30, 2021, loans under syndication facilities were $359.7 million, a decline of $95.2 million, or 20.9%, compared to $454.9 million at December 31, 2020, mainly driven by paydowns and payoffs of lower-yielding non-relationship loans. As of September 30, 2021, syndicated loans that financed highly leveraged transactions were $21.6 million, or 0.4%, of total loans, compared to $19.2 million, or 0.3%, of total loans as of December 31, 2020.

Loans to international customers, primarily from Venezuela and other customers in Latin America, declined $24.3 million, or 15.9%, in the first nine months of 2021, mainly driven by: (i) $19.3 million, or 20.0% decrease in residential loans from Venezuela primarily due to payoffs, and (ii) a $3.9 million, or 7.6% decrease in commercial loans which matured during the period.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2021		December 31, 2020
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$66,811	0.9%	$86,930	1.1%
Other (3)	61,833	0.8%	65,968	0.9%
Total	$128,644	1.7%	$152,898	2.0%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $18.6 million and $13.3 million as of September 30, 2021 and December 31, 2020, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $66.7 million and $86.7 million as of September 30, 2021 and December 31, 2020, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	September 30, 2021				December 31, 2020
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$275	$5,925	$60,611	$66,811	$420	$7,199	$79,311	$86,930
Other (2)	18,920	21,733	21,180	61,833	16,098	15,226	34,644	65,968
Total (3)	$19,195	$27,658	$81,791	$128,644	$16,518	$22,425	$113,955	$152,898
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $66.7 million and $86.7 million as of September 30, 2021 and December 31, 2020, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $18.6 million and $13.3 million as of September 30, 2021 and December 31, 2020, respectively.

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

	September 30, 2021		December 31, 2020
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$27,222	45.5%	$50,227	48.2%
Commercial	42,280	37.2%	48,035	38.0%
Financial institutions	—	0.3%	—	0.3%
Consumer and others (1)	12,067	14.5%	10,729	6.9%
	81,569	97.5%	108,991	97.4%

International Loans (2)
Commercial	541	0.9%	95	0.9%
Financial institutions	1	—%	1	—%
Consumer and others (1)	1,331	1.6%	1,815	1.7%
	1,873	2.5%	1,911	2.6%

Total Allowance for Loan Losses	$83,442	100.0%	$110,902	100.0%
% of Total Loans held for investment	1.59%		1.90%
__________________
(1)     Includes mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the nine months ended September 30, 2021, the changes in the allocation of the ALL were driven by loan composition changes, primarily as a result of: (i) the increase in domestic consumer loans in the nine months ended September 30, 2021, and (ii) the reduction of the CRE portfolio in the nine months ended September 30, 2021. In addition, the change in allocation of the ALL in the nine months ended September 30, 2021, includes changes due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mainly domestic real estate, commercial and consumer loans. The ALL associated with the COVID-19 pandemic was $14.4 million as of September 30, 2021, compared to $14.8 million from December 31, 2020.

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

	September 30, 2021	December 31, 2020
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$28,507	$8,219
Multi-family residential	—	11,340
	28,507	19,559
Single-family residential	4,457	8,778
Owner occupied	11,040	12,815
	44,004	41,152
Commercial loans (2)	36,500	44,205
Consumer loans and overdrafts	346	219
Total Domestic	80,850	85,576

International Loans: (3)
Real Estate Loans
Single-family residential	1,887	1,889
Consumer loans and overdrafts	7	14
Total International	1,894	1,903
Total Non-Accrual Loans	$82,744	$87,479

Past Due Accruing Loans (4)
Domestic Loans:
Real Estate Loans
Single-family residential	$4	$—
Owner occupied	—	220
Commercial	—	—
Consumer loans and overdrafts	1	1
Total Domestic	5	221

Total Past Due Accruing Loans	$5	$221

Total Non-Performing Loans	$82,749	$87,700
Other Real Estate Owned	9,800	427
Total Non-Performing Assets	$92,549	$88,127
__________________
(1)    Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of September 30, 2021 and December 31, 2020, non-performing TDRs include $9.3 million and $8.4 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2)    As of September 30, 2021 and December 31, 2020, includes $13.9 million and $19.6 million, respectively, in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as a result of the deterioration of this commercial relationship.

(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At September 30, 2021, non-performing assets increased $4.4 million, or 5.0%, compared to December 31, 2020. This was primarily driven by the placement in non accrual status of: (i) three non-owner occupied loans totaling $39.9 million, and (ii) one commercial loan of $2.7 million. These increases were partially offset by: (i) loans placed back in accrual status, including three multi-family residential loans totaling $11.4 million, one single-residential family loan of $3.1 million, one commercial loan of $2.8 million and one owner occupied loan of $0.2 million; (ii) charge-offs against the allowance for loan losses of two non-owner occupied loans totaling $9.3 million and one commercial loan of $5.7 million; (iii) the transfer of one non-owner occupied loan to OREO, and (iv) other paydowns/payoffs during the nine months ended September 30, 2021.

In the third quarter of 2021, the Company received one CRE property guaranteeing a New York loan with a carrying amount of $12.1 million, which was among the loans placed in non accrual status in the nine months ended September 30, 2021, and transferred it to OREO at the net of its fair value less cost to sell of approximately $9.4 million. As a result of this transaction, the Company charged-off $3.2 million against the allowance for loan losses in the third quarter of 2021.

We recognized no interest income on non accrual loans during the nine months ended September 30, 2021 and 2020. Additional interest income that we would have recognized on these loans had they been performing in accordance with their original terms in the nine months ended September 30, 2021 and 2020 was $4.0 million and $2.0 million, respectively. There were $17.5 million in loans which were placed back in accrual status in the nine months ended September 30, 2021. As a result, the Company will recognize, as an adjustment to the yield, $1.8 million for the remaining average maturity of these loans of 5 years.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2021				December 31, 2020
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$31,269	$25,332	$3,175	$59,776	$46,872	$4,994	$3,969	$55,835
Multi-family residential	—	—	—	—	—	11,340	—	11,340
Land development and construction loans	—	—	—	—	7,164	—	—	7,164
	31,269	25,332	3,175	59,776	54,036	16,334	3,969	74,339
Single-family residential	—	6,368	—	6,368	—	10,667	—	10,667
Owner occupied	7,473	11,136	—	18,609	22,343	12,917	—	35,260
	38,742	42,836	3,175	84,753	76,379	39,918	3,969	120,266
Commercial loans (2)	38,522	22,471	15,404	76,397	42,434	21,152	23,256	86,842
Consumer loans and overdrafts	—	356	—	356	—	238	—	238
	$77,264	$65,663	$18,579	$161,506	$118,813	$61,308	$27,225	$207,346
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

(2) As of September 30, 2021 and December 31, 2020, includes $13.9 million and $19.6 million, respectively, in a commercial relationship placed in non accrual status and downgraded during the second quarter of 2020. As of September 30, 2021, Substandard loans include $7.3 million, and doubtful loans include $6.6 million, related to this commercial relationship (Substandard loans include $7.3 million, and Doubtful loans include $12.3 million at December 31, 2020). During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as a result of the deterioration of this commercial relationship.

Classified loans, which includes substandard and doubtful loans, totaled $84.2 million at September 30, 2021, compared to $88.5 million at December 31, 2020. This decrease of $4.3 million, or 4.8%, compared to December 31, 2020, was primarily driven by: (i) downgrades of three non-owner occupied loans totaling $39.9 million, and (ii) two commercial loan totaling $3.9 million. These increases were partially offset by: (i) loans placed back in accrual status, including three multi-family residential loans totaling $11.4 million, one single-residential family loan of $3.1 million, one commercial loan of $2.8 million and one owner occupied loan of $0.2 million; (ii) charge-offs against the allowance for loan losses of two non-owner occupied loans totaling $9.3 million and one commercial loans of $5.7 million; (iii) the transfer of one non-owner occupied loan to OREO, and (iv) other paydowns/payoffs during the nine months ended September 30, 2021.

Special mention loans as of September 30, 2021 totaled $77.3 million, a decrease of $41.5 million, or 35.0%, from $118.8 million as of December 31, 2020. This decrease was primarily due to: (i) a decrease of $18.1 million in non-owner occupied loans, including $12.1 million related to a loan that was further downgraded to substandard and ultimately transferred to OREO in the third quarter of 2021, and $6.0 million in paydowns/payoffs; (ii) a decrease of $14.9 million in owner-occupied loans, including $13.6 million related to upgrades and $1.3 million in paydowns/payoffs; (iii) a $7.2 million payoff related to a construction loan, and (iv) a reduction of $5.9 million in commercial loans, consisting of $3.6 million in paydowns, $1.5 million in loans downgraded to substandard, and $0.7 million in upgrades. The decrease in special mention during the period were offset by downgrades of (i) two commercial loans totaling $2.0 million; and (ii) one non owner-occupied loan totaling $2.6 million.

On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans which have been modified under these programs totaled $1.1 billion as of September 30, 2021. As of September 30, 2021, $37.1 million, or 0.7% of total loans, were still under the deferral and/or forbearance period, a decrease from $43.4 million, or 0.7% at December 31, 2020. This decrease was primarily due to $31.3 million in loans that resumed regular payments after deferral and/or forbearance periods, and $12.1 million in a CRE loan that was transferred to OREO. This was partially offset by new modifications in the first nine months of 2021, which we selectively offered as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. From these new modifications, we had $37.1 million outstanding at September 30, 2021 which consist of two CRE retail loans in New York that will mature in the first quarter of 2022. Additionally, 100% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 74%. All loans that have moved out of forbearance status have resumed regular payments, except for the CRE loan that was transferred to OREO. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2021 and December 31, 2020, are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$—	$744
Single-family residential	20	—
Owner occupied	96	102
	116	846
Commercial loans	1,375	198
Consumer loans and overdrafts (1)	3	—
	$1,494	$1,044
__________
(1) Corresponds to international consumer loans.

At September 30, 2021, total potential problem loans increased $0.5 million, or 43.1%, compared to December 31, 2020. The increase was mainly due to one commercial loan of $1.4 million downgraded to the substandard classification in the nine months ended September 30, 2021. This commercial loan remained current and in accrual status at September 30, 2021. The increase in potential problem loans was partially offset by one owner-occupied loan of $0.7 million that was placed in non-accrual status in the nine months ended September 30, 2021.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2021 and December 31, 2020. The book value for debt securities classified as available for sale, equity securities and trading securities, represents fair value, and the book value for debt securities classified as held to maturity represents amortized cost.

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt	$499,994	35.1%	$661,335	48.1%
Corporate debt (1) (2)	359,826	25.3%	301,714	22.0%
U.S. government agency debt	355,576	25.0%	204,578	14.9%
U.S. Treasury debt	2,505	0.2%	2,512	0.2%
Municipal bonds	2,490	0.2%	54,944	4.0%
	$1,220,391	85.8%	$1,225,083	89.2%

Debt securities held to maturity (3)	$130,543	9.2%	$58,127	4.2%

Equity securities with readily determinable fair value not held for trading (4)	23,870	1.7%	24,342	1.8%

Trading securities	194	—%	—	—%

Other securities (5):	$47,740	3.3%	$65,015	4.8%
	$1,422,738	100.0%	$1,372,567	100.0%
__________________
(1)    As of September 30, 2021 and December 31, 2020 corporate debt includes $14.1 million and $17.1 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities’ issuers were from Canada and Japan in three different sectors at September 30, 2021 and December 31, 2020.The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of September 30, 2021 and December 31, 2020, debt securities in the financial services sector issued by domestic corporate entities represent 3.2% and 2.7% of our total assets, respectively.
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

As of September 30, 2021, total securities increased by $50.2 million, or 3.7%, to $1.4 billion compared to December 31, 2020. The increase in the nine months ended September 30, 2021 was mainly driven by purchases of $459.5 million, including purchases of debt securities available for sale and held to maturity of $359.0 million and $100.4 million, respectively. These results were partially offset by: (i) maturities, sales and calls totaling $389.8 million, mainly debt securities available for sale, and (ii) net unrealized holding losses on debt securities available for sale of $13.6 million.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2021 and December 31, 2020. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

September 30, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$499,994	2.18%	$4,528	2.90%	$42,748	2.39%	$50,210	2.68%	$402,508	2.09%	$—	—%
Corporate debt-domestic	345,705	3.55%	25,741	2.65%	67,284	2.42%	229,096	3.93%	23,584	4.11%	—	—%
U.S. Government agency debt	355,576	2.27%	40	4.52%	7,400	1.69%	11,312	1.89%	336,824	2.30%	—	—%
Municipal bonds	2,490	2.62%	—	—%	—	—%	514	2.22%	1,976	2.73%	—	—%
Corporate debt-foreign	14,121	3.15%	1,003	1.00%	1,555	0.87%	11,563	3.64%	—	—%	—	—%
U.S. treasury securities	2,505	0.34%	2,505	0.34%	—	—%	—	—%	—	—%	—	—%
	$1,220,391	2.61%	$33,817	2.47%	$118,987	2.34%	$302,695	3.63%	$764,892	2.25%	$—	—%

Debt securities held to maturity	$130,543	2.49%	$—	—%	$10,106	2.50%	$11,245	2.92%	$109,192	2.44%	$—	—%

Equity securities with readily determinable fair value not held for trading	23,870	1.16%	—	—	—	—	—	—	—	—	23,870	1.16%

Trading securities	194	2.70%	—	—	—	—	194	2.70%	—	—	—	—%

Other securities	$47,740	4.34%	$—	—%	$—	—%	$—	—%	$—	—%	$47,740	4.34%
	$1,422,738	2.63%	$33,817	2.47%	$129,093	2.36%	$314,134	3.61%	$874,084	2.27%	$71,610	3.28%

December 31, 2020
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. government sponsored enterprise debt	661,335	2.41%	2,512	0.53%	19,859	2.23%	92,259	2.77%	546,705	2.37%	—	—%
Corporate debt-domestic	284,645	3.52	7,664	2.02	99,741	2.22	169,264	4.29	7,976	4.74	—	—
U.S. government agency debt	204,578	2.03	153	2.11	11,581	1.92	15,967	1.76	176,877	2.06	—	—
U.S. Treasury debt securities	2,512	0.34	—	—	2,512	0.34	—	—	—	—	—	—
Municipal bonds	54,944	2.86	—	—	—	—	35,840	3.02	19,104	2.55	—	—
Corporate debt-foreign	17,069	0.55	2,665	1.26	2,562	1.03	11,842	0.28	—	—	—	—
	1,225,083	2.59	12,994	1.58	136,255	2.14	325,172	3.45	750,662	2.33	—	—

Debt securities held to maturity	58,127	2.20	—	—	—	—	11,409	2.92	46,718	2.02	—	—

Equity securities with readily determinable fair value not held for trading	24,342	1.52%	—	—	—	—	—	—	—	—	24,342	1.52%

Other securities	65,015	4.39	—	—	—	—	—	—	—	—	65,015	4.39
	$1,372,567	2.64%	$12,994	1.58%	$136,255	2.14%	$336,581	3.43%	$797,380	2.31%	$89,357	3.61%
The investment portfolio’s average duration was 3.7 years at September 30, 2021 and 2.4 years at December 31, 2020. The increase in duration was mainly due to lower expected prepayments and longer-duration securities purchased during the nine months ended September 30, 2021.

Liabilities
Total liabilities were $6.7 billion at September 30, 2021, a decrease of $310.8 million, or 4.4% compared to December 31, 2020. This was primarily driven by net decreases of: (i) $240.9 million, or 22.9%, in FHLB advances, mainly due to the early repayment of $235 million of these borrowings in May 2021, and (ii) $105.3 million, or 1.8%, in total deposits, mainly due to a decrease in time deposits. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes of FHLB advances and total deposits.
The decrease in total liabilities was partially offset by an increase in other liabilities of $35.1 million. or 42.3%, mainly as a result of the adoption of the new accounting guidance on leases. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for more details on the new guidance on leases.

Deposits
Total deposits were $5.6 billion at September 30, 2021, a decrease of $105.3 million, or 1.8%, compared to December 31, 2020. The decline in deposits in the nine months ended September 30, 2021 was mainly driven by a decrease of $598.8 million, or 29.3%, in time deposits. This was partially offset by an increase of $493.5 million or 13.4%, in transaction accounts balances or core deposits, including: (i) an increase of $338.0 million, or 38.8%, in noninterest bearing transaction accounts; (ii) an increase of $87.9 million, or 7.1% in interest bearing transaction accounts, and (iii) an increase of $67.6 million, or 4.3%, in savings and money market deposit accounts. The decline in time deposits was primarily attributable to a $440.2 million, or 28.4%, reduction in customer CDs compared to December 31, 2020, as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. This decline in customer CDs includes a $86.6 million, or 43.6%, reduction in online CD balances. In addition, brokered time deposits decreased $158.6 million, or 32.1%, in the nine months ended September 30, 2021 compared to December 31. 2020. The increase transaction account balances includes $536.6 million or 15.1%, in higher customer account balances, partially offset by a total decrease of $43.1 million in brokered interest bearing and money market deposits. As of September 30, 2021 total brokered deposits were $432.7 million, a decrease $201.7 million, or 31.8%, compared to $634.5 million at December 31, 2020, as the Company continued to focus on reduced reliance on this source of funding.

We continue to move closer toward achieving our stated deposit growth targets. In the the months ended September 30, 2021, we added key personnel in treasury management and other business areas to continue growing low cost deposits. In addition, we have continued to work on enhancing a completely digital onboarding platform to facilitate the opening of deposit accounts and improve the customer experience. Specifically, in the third quarter of 2021, we entered in to arrangements with Alloy and ClickSWITCH®. See “Our Company- Business Developments” for additional information on new digital platforms.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2021	December 31, 2020	Amount	%
Deposits
Domestic (1) (2)	$3,090,563	$3,202,936	$(112,373)	(3.5)%
Foreign:
Venezuela (3)	2,054,149	2,119,412	(65,263)	(3.1)%
Others (4)	481,665	409,295	72,370	17.7%
Total foreign	2,535,814	2,528,707	7,107	0.3%
Total deposits	$5,626,377	$5,731,643	$(105,266)	(1.8)%
_________________
(1)    Includes brokered deposits of $432.7 million and $634.5 million at September 30, 2021 and December 31, 2020, respectively.
(2)    Domestic deposits, excluding brokered, increased $89.4 million or 3.6%, compared to December 31, 2020.
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

Our domestic deposits decreased $112.4 million, or 3.5%, in the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, deposits from customers domiciled in Venezuela decreased by $65.3 million, or 3.1%, to $2.1 billion, compared to December 31, 2020. While deposits from customers domiciled in Venezuela continue to decline, the pace of decline has recently slowed, which we attribute to the implementation of Zelle® and customer service initiatives intended to actively manage these relationships. During the nine months ended September 30, 2021, foreign deposits, which include deposits from other countries in addition to Venezuela, increased by $7.1 million or 0.3%. The increase in foreign deposits was mainly driven by an increase of $72.4 million, or 17.7%, in deposits from countries other than Venezuela, as we have expanded our foreign deposit gathering capabilities out of our Houston market. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers.
Core Deposits
Our core deposits were $4.2 billion and $3.7 billion as of September 30, 2021 and December 31, 2020, respectively. Core deposits represented 74.4% and 64.4% of our total deposits at those dates, respectively. The increase of $493.5 million, or 13.4%, in core deposits in the nine months ended September 30, 2021 was mainly driven by the previously mentioned increase in noninterest bearing deposits. Core deposits consist of total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits and, as of September 30, 2021, we had $432.7 million in brokered deposits, which represented 7.7% of our total deposits at that date. As of September 30, 2021, brokered deposits were down $201.7 million, or 31.8%, compared to $634.5 million as of December 31, 2020, mainly due to a decline in brokered time deposits. As of September 30, 2021, and December 31, 2020, brokered deposits included time deposits of $335.6 million and $494.2 million, respectively, and third party interest bearing deposits of $97.2 million and $140.3 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
At September 30, 2021 and December 31, 2020, our large fund providers, defined as third-party customer relationships with balances of over $10 million, included nineteen and eleven deposit relationships, respectively, with total balances of $532.6 million and $349.0 million, respectively. The increase in the balance of these deposits was mainly driven by new relationships with a total balance of $199.9 million as of September 30, 2021.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands, except percentages)
Less than 3 months	$230,885	26.1%	$433,918	34.6%
3 to 6 months	207,129	23.4%	261,683	20.8%
6 to 12 months	161,743	18.3%	241,367	19.2%
1 to 3 years	276,278	31.2%	268,934	21.4%
Over 3 years	9,148	1.0%	49,948	4.0%
Total	$885,183	100.0%	$1,255,850	100.0%

As of September 30, 2021, the Company had a total of $290 million of time deposits maturing in the fourth quarter of 2021. This is expected to decrease the average cost of CDs by approximately 5 basis points and the overall cost of deposits by 1 basis point.

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at September 30, 2021 and December 31, 2020.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the nine months ended September 30, 2021 and for the year ended December 31, 2020. There were no repurchase agreements outstanding as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
(in thousands, except percentages)
Outstanding at period-end	$—	$—
Average amount	11,222	83,750
Maximum amount outstanding at any month-end	50,500	300,000
Weighted average interest rate:
During period	0.64%	1.45%
End of period	—%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except percentages and per share data)
Net income (loss) attributable to the Company	$17,031	$1,702	$47,452	$(10,195)
Basic earnings (loss) per common share	0.46	0.04	1.27	(0.24)
Diluted earnings (loss) per common share (1)	0.45	0.04	1.26	(0.24)

Average total assets	$7,536,465	$8,082,913	$7,653,012	$8,060,606
Average stockholders' equity	806,595	833,156	792,416	842,803
Net income (loss) attributable to the Company / Average total assets (ROA)	0.90%	0.08%	0.83%	(0.17)%
Net income (loss) attributable to the Company / Average stockholders' equity (ROE)	8.38%	0.81%	8.01%	(1.62)%
Average stockholders' equity / Average total assets ratio	10.70%	10.31%	10.35%	10.46%

__________________
(1)In the three and nine month periods ended September 30, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units (unvested shares of restricted stock and restricted stock units in the three and nine month periods ended September 30, 2020). See Note 18 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2021 and 2020.

During the three months ended September 30, 2021, basic and diluted earnings per share increased as a result of higher net income earned compared to the same period one year ago. During the nine months ended September 30, 2021, basic and diluted earnings per share is the result of net income earned during the period. During the nine months ended September 30, 2020, basic and diluted loss per share is the result of net loss recorded during the period.

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
Total stockholders’ equity was $812.7 million as of September 30, 2021, an increase of $29.2 million, or 3.7%, compared to $783.4 million as of December 31, 2020. This increase was primarily driven by $47.5 million of net income attributable to the Company in the nine months ended September 30, 2021. This was partially offset by: (i) a $10.4 million decrease in AOCI, primarily as a result of lower valuation of the Company’s debt securities available for sale as a result of market increases in long-term yield curves and (ii) the repurchase of shares of Class B common stock totaling $9.6 million in the nine months ended September 30, 2021, under the Class B Common Stock Repurchase Program. See discussion below for more details on the Class B Common Stock Repurchase Program.
Non-controlling Interest
Non-controlling interests on the consolidated financial statements includes a 49% non-controlling interest of Amerant Mortgage. The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. As of September 30, 2021, non-controlling interest included as a reduction to total stockholders’ equity was $1.5 million, and a net loss of $1.5 million attributed to the non-controlling interest is presented in the statement of operations in the nine months ended September 30, 2021.
Class B Common Stock Repurchases and Cancellation of Treasury Shares
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provided for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock . Under the Class B Common Stock Repurchase Program, the Company was able to repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company was able to repurchase its shares of Class B common stock and the timing of such purchases depended upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may have been considered in the Company’s sole discretion. Repurchases may also have been made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class B Common Stock Repurchase Program did not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may have been suspended or discontinued at any time without notice. In the nine months ended September 30, 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92 under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs. In the nine months ended September 30, 2021, the Company’s Board of Directors authorized the cancellation of those 565,232 shares of Class B common stock.

Proposed Clean-Up Merger and Class A Stock Repurchase Program
In September 2021, the Company announced its intention to effect a clean-up merger, subject to shareholder approval, pursuant to which a subsidiary of the Company will merge with and into the Company. Under the terms of the Merger, each outstanding share of Class B common stock will be automatically converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, to the extent any shareholder, together with its affiliates, would own more than 8.9% of the outstanding shares of Class A common stock following the Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may be, will be converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that would be in excess of the 8.9% limitation. The terms of the Merger to be submitted for approval of the shareholders will include the creation of a new class of Non-Voting Class A common stock. Following the Merger, no shares of Class B common stock will remain outstanding. In addition, all shareholders that would hold fractional shares as a result of the Merger will receive a cash payment in lieu of such fractional shares. To the extent that following the Merger any holder would beneficially own fewer than 100 shares of Class A common stock, such holder will receive cash in lieu of Class A common stock. The Company expects to hold a special shareholders meeting to seek approval of the Merger on November 15, 2021 (the “Special Meeting”).

In connection with the Merger, in September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase of up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”). Under the Class A Common Stock Repurchase Program, repurchases may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Company will not make any repurchases under the Class A Common Stock Repurchase Program until after the Special Meeting. In addition, in September 2021, the Company’s Board of Directors terminated the Class B Common Stock Repurchase Program.

Liquidity Management
The Company’s liquidity position includes cash and cash equivalents of $166.2 million at September 30, 2021, compared to $214.4 million at December 31, 2020.
At September 30, 2021 and December 31, 2020, the Company had $809.1 million and $1.05 billion, respectively, of outstanding advances from the FHLB. At September 30, 2021 and December 31, 2020, we had an additional $1.4 billion and $1.3 billion, respectively, available borrowing capacity under FHLB facilities. In the nine months ended September 30, 2021, the Company repaid $529.6 million of outstanding FHLB advances, and borrowed $285.5 million from this source. There were no other borrowings as of September 30, 2021 and December 31, 2020.
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

We also have available uncommitted federal funds lines with several banks, and had $80.0 million and $70.0 million of availability under these lines at September 30, 2021 and December 31, 2020, respectively.
On June 23, 2020, the Company completed a $60.0 million offering of Senior Notes with a coupon rate of 5.75% and due 2025.

We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $67.2 million as of September 30, 2021 and $43.0 million as of December 31, 2020, in funds available to service its Senior Notes and for general corporate purposes, as a separate stand-alone entity. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $6.8 million as of September 30, 2021 and $16.6 million as of December 31, 2020, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
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
The Company has access to sufficient cash, dividends and borrowing capacity to fund its liquidity needs for 2021 and beyond.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital ratio	$916,549	14.53%	$504,759	8.00%	$630,949	10.00%
Tier 1 capital ratio	837,600	13.28%	378,569	6.00%	504,759	8.00%
Tier 1 leverage ratio	837,600	11.18%	299,708	4.00%	374,635	5.00%
Common Equity Tier 1 (CET1)	776,533	12.31%	283,927	4.50%	410,117	6.50%

December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
Common Equity Tier 1 (CET1)	736,930	11.73%	282,635	4.50%	408,251	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital ratio	$898,853	14.25%	$504,466	8.00%	$630,582	10.00%
Tier 1 capital ratio	819,949	13.00%	378,349	6.00%	504,466	8.00%
Tier 1 leverage ratio	819,949	10.96%	299,198	4.00%	373,998	5.00%
Common Equity Tier 1 (CET1)	819,949	13.00%	283,762	4.50%	409,878	6.50%

December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
Common Equity Tier 1 (CET1)	794,257	12.65%	282,495	4.50%	408,049	6.50%

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

(in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$828,803	$763,880
Letters of credit	11,607	11,157
	$840,410	$775,037

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, and other borrowing arrangements. Set forth below are significant changes to our existing contractual obligations previously disclosed in the Form 10-K. Other than the changes shown below, there have been no material changes to the contractual obligations previously disclosed in the Form 10-K.
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
In the nine months ended September 30, 2021, total time deposits decreased by $598.8 million, or 29.3%, including decreases of $440.2 million, or 28.4%, in customer time deposits and $158.6 million, or 32.1%, in brokered time deposits, respectively. See “Deposits” for additional information.
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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of the Form 10-K and Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2021. Other than the risk factor set forth in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2021, there have been no material changes to the risk factors previously disclosed in the Form 10-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program (2)
July 1 - July 31	63,000	$18.55	63,000	$30,436,657
August 1 - August 31	—	—	—	30,436,657
September 1 - September 30	—	—	—	30,436,657
Total	63,000	$—	63,000	$30,436,657

(1) On March 10, 2021, the Company announced that its Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “Class B Common Stock Repurchase Program”). Under the Class B Common Stock Repurchase Program, the Company may repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company repurchases its shares of Class B common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class B Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may be suspended or discontinued at any time without notice. As of September 30, 2021, under the Class B Common Stock Repurchase Program, the Company had repurchased a total of $9.6 million or 565,232 shares of Class B common stock at a weighted average price of $16.92 per share.
(2) On September 13, 2021, the Company’s Board of Directors terminated the Class B Common Stock Repurchase Program and the Company will not make any further purchases under this plan. .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.3	Amended and Restated Bylaws, as amended, of Amerant Bancorp Inc., effective July 22, 2021 (incorporated by reference to Exhibit 3.3 to Form 8-K, filed on July 21, 2021)
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

AMERANT BANCORP INC. (Registrant)

Date:	October 29, 2021	By:	/s/ Gerald P. Plush
Gerald P. Plush
Vice-Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2021	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)