Form 10-K
period 2021-12-31
Amerant Bancorp Inc.
filed 2022-03-04
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the NASDAQ Global Select Market on such date, was approximately $609 million.

The number of shares outstanding of the registrant’s classes of common stock as of March 3, 2022: Common Stock Class A, par value $0.10 per share, 34,634,126 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2022 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

AMERANT BANCORP INC.
FORM 10-K
December 31, 2021

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
•Our concentration of CRE loans could result in increased loan losses, and adversely affect our business, earnings and financial condition;
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans;
•Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures;
•The collateral securing our loans may not be sufficient to protect us from a partial or complete loss if we are required to foreclose;
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
•We are subject to risks associated with sub-leasing portions of our corporate headquarters building;

•Our success depends on our ability to compete effectively in highly competitive markets;
•Defaults by or deteriorating asset quality of other financial institutions could adversely affect us;
•Conditions in Venezuela could adversely affect our operations;
•The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread have significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition;
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
•Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers;
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
•We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected;
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
•Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends;
•Certain of our existing shareholders could exert significant control over the Company;
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline;
•The stock price of financial institutions, like Amerant, may fluctuate significantly;
•We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Class A common stock;

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

Item 1. BUSINESS

Our Company
We are a bank holding company headquartered in Coral Gables, Florida, with $7.6 billion in assets, $5.4 billion in loans held for investment, $5.6 billion in deposits, $834.5 million of shareholders’ equity, and $2.2 billion in assets under management and custody (“AUM”) as of December 31, 2021. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage services are provided by the Bank, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, the Bank’s Grand Cayman based trust company subsidiary, Elant Bank & Trust Ltd., or the Cayman Bank, and the newly formed mortgage company, Amerant Mortgage, LLC. or Amerant Mortgage.
The Bank was founded in 1979 and is the second largest community bank headquartered in Florida. We currently operate 24 banking centers where we offer personal and commercial banking services. The Bank’s primary markets are South Florida, where we are headquartered and operate seventeen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we have seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office, or “LPO” in Tampa, Florida.
We have no foreign offices. The Cayman Bank does not maintain any physical offices in the Cayman Islands and has a registered agent in Grand Cayman as required by applicable regulations.
Our History
From 1987 through December 31, 2017, we were a wholly-owned subsidiary of Mercantil Servicios Financieros, C.A., which we refer to as the “Former Parent”. On August 10, 2018, we completed our spin-off from the Former Parent, or the Spin-off, through the distribution of 19,814,992 shares of our Class A common stock and 14,218,596 shares of our Class B common stock, in each case adjusted for a reverse stock split completed on October 24, 2018. Following the Spin-off, the Former Parent retained 19.9% of our Class A common stock, the Class A Retained Shares, and 19.9% of our Class B common stock, the Class B Retained Shares. Our shares of Class A common stock and Class B common stock, began trading on the Nasdaq Global Select Market on August 13, 2018.
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
At December 31, 2018, the Former Parent beneficially owned less than 5% of all of the Company’s outstanding shares of common stock and the Board of Governors of the Federal Reserve System, or the Federal Reserve, determined that the Former Parent no longer controlled the Company for purposes of the Bank Holding Company Act (“BHC Act:). In March 2019, we completed the repurchase of the remaining Class B Retained Shares from the Former Parent. Following this repurchase, the Former Parent no longer owned any shares of common stock of the Company.

On November 18, 2021, we completed a clean-up merger resulting in the simplification of our capital structure by automatically converting shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. November 17, 2021 was the last day of trading of the Company’s shares of Class B common stock on the NASDAQ and now only the Company’s shares of Class A common stock trade on the NASDAQ under the symbol “AMTB”. See “Clean-up Merger” under Business Developments below.
Our Markets

Our primary market areas are South Florida and the Houston, Texas area. We serve our market areas from our headquarters in Coral Gables, Florida, and through a network of 17 banking locations in South Florida and seven banking locations in Houston, Texas. We also recently opened a new LPO in Tampa, Florida that focuses on business banking and commercial lending.

Business Developments
Amerant Trust Merger
On February 12 and March 3, 2021, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”), respectively approved applications filed by us to consolidate our trust and wealth management business, previously conducted by Amerant Trust, with the commercial banking business conducted by the Bank, by merging Amerant Trust with and into the Bank. The consolidation of Amerant Trust with the Bank was effective April 1, 2021.

The merger of Amerant Trust with the Bank represented an internal corporate reorganization of the Bank with its wholly-owned, consolidated subsidiary intended to simplify Amerant’s organizational structure, enhance oversight and management functions, and eliminate redundant compliance, reporting and other administrative costs. The transaction did not result in any substantive change in the products or services offered by either the Bank or Amerant Trust and no offices of either entity were closed or relocated in connection with the merger.

Amerant Mortgage

In late 2020, we incorporated a new operating subsidiary, Amerant Mortgage, in partnership with a team of highly specialized residential real estate executives with a long track record of success in the residential mortgage arena. Amerant Mortgage offers a full complement of residential lending solutions including conventional, government, Jumbo loans, and unique product offerings, ideally positioning the Company to become a true market leader. Additionally, Amerant’s residential mortgage team was combined with Amerant Mortgage.

Amerant Mortgage launched operations at the end of May 2021 after completing its acquisition of First Mortgage Company (“FMC”) into which Amerant Mortgage was ultimately merged. This acquisition enabled Amerant Mortgage to operate its business nationally with direct access to federal housing agencies.

Amerant SPV, LLC

In May 2021, we incorporated a new wholly owned subsidiary, Amerant SPV. As we seek to innovate, address customer needs and compete in a fast changing and competitive environment, our Company is looking to partner with fintech and specialty finance companies that are developing cutting edge solutions and products and have the potential to improve our products and services to help our clients achieve their goals in a fast changing world. From time to time, the Company may evaluate select opportunities to invest and acquire non-controlling interests in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive.

In June 2021, the Company made a $2.5 million equity investment in Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. In December 2021, the Company invested an additional $1 million in Marstone. In connection with these investments, Gerald P. Plush, our Company’s Vice-Chairman, President & CEO, was appointed to Marstone’s Board of Directors. This investment in Marstone is included in the Company’s consolidated balance sheet as other assets.
In October 2021, the Company agreed to an equity investment of $2.5 million in Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers seamless financing solutions to unlock working capital.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund, (the “Fund”) with an initial commitment of approximately $5.4 million that may reach a total of $9.8 million should the fund increase to its maximum target size of $200 million. Initially, the Fund will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments and exchanges. As a strategic lead investor in the Fund, the Company expects to have access and become an early adopter of this transformational technology.

In February 2022, the Company was admitted to the USDF Consortium, a membership-based association of FDIC-insured banks whose mission is to further the adoption and interoperability of a bank-minted tokenized deposit (USDF™), which will facilitate the compliant transfer of value on the blockchain, removing friction in the financial system and unlocking the financial opportunities that blockchain and digital transactions can provide to a greater network of users.

Progress on Near and Long-Term Initiatives
The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is the detail of actions taken by the Company in 2021 to achieve these goals:

Growing our core deposits. Seizing opportunities in the markets we serve to increase our share of consumer, small business, and commercial core deposits while reducing our reliance on brokered funds. We have identified a number of ways to better target and attract these core deposits, including implementing/enhancing a completely digital onboarding platform, building out our treasury management sales force and adding additional treasury management capabilities, focusing our marketing to drive additional digital and in-branch traffic, and gathering other sources of deposits such as municipal accounts and wealth management. The Company also recently commenced a new relationship to onboard municipal deposits.
We have continued work on implementing/enhancing a completely digital onboarding platform. In the third quarter of 2021, we completed adding talent to our treasury management sales force and support team in both Florida and Texas. Also, we have continued adding additional treasury management capabilities. In addition, in the fourth quarter of 2021, we raised nearly $10 million in new deposits by testing a digital promotional campaign with a cash bonus for opening a new Value Checking account. Furthermore, in 2021, we implemented Zelle® Commercial, being one of the first community banks to implement this peer-to-peer (“P2P”) payment platform. As a result of all these efforts, we have seen improvement in three key measures since the end of last year: the loan to deposit ratio at December 31, 2021 was 98.9%, compared to 101.9% at December 31, 2020; non-interest bearing deposits to total deposits ratio was 21.0% at December 31, 2021 compared to 15.2% at December 31, 2020; and the ratio of brokered deposits to total deposits decreased to 6.9% at December 31, 2021 compared to 11.1% at December 31, 2020. We continue to work on meeting our deposit targets, which include targets for maintaining the loan to deposit ratio under 100%, and reducing the brokered deposits to total deposits ratio to 5%.

Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management.
In the second quarter of 2021, we continued accelerating our digital transformation. We executed agreements with leading fintechs, Numerated Growth Technologies, Inc. (“Numerated”) and Marstone, Inc. (“Marstone”). We expect Numerated's platform to improve the small business lending process for our customers, making it faster and easier, and enabling us to meet their existing financing needs quickly and efficiently.
In relation to Marstone, its online wealth management platform was launched in October 2021 and is expected to further improve banking relationships by empowering our customers to fully understand their financial position, plans and outlook. Amerant Investments will leverage Marstone’s platform in two main capacities: as a sub advisor and as a technological partner. Through Marstone's sub advisor offering, we will expand our reach in the mass affluent segment by offering a fully digital advisory experience. Through the technological partnership, Amerant Investments will be able to digitalize its existing advisory offering and leverage new tools to scale our business, including the introduction of MAPS by Marstone, a tool that will enable our customers to create financial plans and specific goals and providing a path to achieving them.
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
In this area, many improvements have taken place or are underway, including the enhancement of our branch and ATM signage, rolling out new and improved branded items and significantly increasing public and media relations. The engagement of Zimmerman Advertising, a leading advertising agency in the US, as our new marketing agency, has helped us elevate the Amerant brand and drive business growth.
In the third and fourth quarters of 2021, we launched new out of home and other advertising using our new tagline of “Imagine a Bank” and a new limited time only checking account campaign, among other initiatives. Our new campaign "Imagine a Bank" was launched in the fourth quarter of 2021, and a significant expansion went live on January 3, 2022, including high impact boards in the downtown Miami area delivering more than 125 million impressions in the South Florida market. We recently announced a marketing partnership with the Florida Panthers of the NHL to assist in raising our brand awareness.
Rationalizing our lines of business and geographies. We continued expanding our treasury management and wealth management services, and plan to develop specialty finance capabilities in order to grow the Bank's revenue streams and fee opportunities. At the same time, we curtailed loan originations in the New York market and closed our New York City LPO in the second quarter of 2021, which was a commercial real estate loan production office with minimal deposit relationships. We are now focused on growing in our core markets while also looking for opportunities to grow in contiguous markets. In the second quarter of 2021, the Company recorded a $0.8 million right of use asset or “ROUA” impairment associated with the closing of the NY LPO. In addition, related to the New York office space, we entered into a sublease agreement in January 2022.
During the second quarter of 2021, we also completed a branch assessment as we are aiming to enhance our branch profitability by selecting locations that are consistent with our core markets. As a result of this assessment, we closed our Wellington, Florida branch on October 15, 2021. In addition, the Company has continued to explore potential expansion opportunities within its core footprint in South Florida and, in October 2021, obtained approval from the OCC to open a new branch in downtown Miami. The Company anticipates to open this new location in late 2022. In addition, the Company also continues to look for opportunities to improve its position in the Houston market.
We also significantly reduced our future space needs, as illustrated by the announcement of our new operations center in Miramar, Florida where we expect to relocate by the end of 2022. This will reduce the size of our operations center to approximately by approximately 42,000 square feet to approximately 58,000 square feet at our current location, and our annual rental expense will decrease by nearly $1 million.
Amerant Mortgage launched operations at the end of May 2021 after completing its acquisition of First Mortgage Company (“FMC”) into which Amerant Mortgage was ultimately merged. This acquisition enabled Amerant Mortgage to operate its business nationally with direct access to federal housing agencies. Amerant Mortgage continues to add to the team and capabilities, with 20 additions to their wholesale team in the fourth quarter of 2021.
Effective February 22, 2022, in line with our strategic priorities regarding the rationalization of our lines of business and geographies, we began the implementation of a new business organizational model focused on Consumer Banking and Commercial Banking across all of our geographies. This new model is aimed at creating additional accountability and focus on each, with specific goals and implementation of strategies to achieve the Company’s growth and profitability targets, while striving to provide best-in-class customer experience.
Evaluating new ways to achieve cost efficiencies across the business to improve our profitability. Among other items, we will be looking at the pricing of our products and offerings, balance sheet composition, as well as the categories and amounts of our spending.
The Company continued to work on better aligning its operating structure and resources with its business activities. In 2021, the Company decided to outsource the internal audit function and eliminated various other support positions. Severance costs resulting from these events, including severance cost related to the closure of the NY LPO, and the departure of the COO, were approximately $3.6 million in the year ended December 31, 2021. Also, in 2021, we entered into a new multi-year outsourcing agreement with financial technology leader FIS® to assume full responsibility over a significant number of our support functions and staff, including certain back-office operations. This new agreement is expected to yield significant annual savings, while allowing us to achieve greater operational efficiencies and deliver advanced solutions and services to our customers. Effective January 1, 2022, there were 80 employees who moved from the Company to FIS® as a result of this new agreement.
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
Lastly, in 2021, consistent with its stated goal to increase its earning assets to total assets, the Company sold its headquarters building in Coral Gables, Florida (the “Headquarters Building”) for $135.0 million, with an approximate carrying value of $69.9 million at the time of sale. The Company had transaction costs of $2.6 million and realized a gain of $62.4 million as result of this transaction. Following the sale of the Headquarters Building, the Company leased-back the property for an eighteen-year term. In 2021 and 2020, the Company recorded depreciation and amortization expense on this property of $1.8 million and $2.1 million, respectively.
Optimizing capital structure. We successfully completed in June 2020 a $60.0 million offering of 5.75% senior notes due 2025 and in December 2020 a modified Dutch auction tender offer pursuant to which we purchased approximately $54 million of shares of Class B common stock. In March of 2021, we announced a repurchase program to purchase up to $40 million of shares of Class B common stock.
In 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92 under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs.
Clean-up Merger
On November 17, 2021, the Company entered into an Agreement and Plan of Merger ( the “Merger Agreement”), between the Company and its newly-created, wholly-owned subsidiary, Amerant Merger SPV Inc. (“Merger Sub”), pursuant to which the Merger Sub would merge with and into the Company (the “Clean-up Merger”), and on November 17, 2021, the Company filed articles of merger (the “Articles of Merger”) with the Florida Secretary of State. In connection with the Clean-up Merger, Merger Sub merged with and into the Company as of 12:01 a.m. on November 18, 2021 (the effective time of the Clean-up Merger). The Clean-up Merger had been previously approved by the Company’s shareholders on November 15, 2021.
Under the terms of the Clean-up Merger, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, any shareholder, together with its affiliates, who would have owned more than 8.9% of the outstanding shares of Class A common stock as a result of the Clean-up Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may have been, was converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that were in excess of the 8.9% limitation. The terms of the Clean-up Merger included the creation of a new class of Non-Voting Class A common stock. The Class A voting common stock and the Class A non-voting common stock are identical in all respects except that the Class A non-voting common stock are not be entitled to vote on any matter (unless such a vote is required by applicable laws or Nasdaq regulations in a particular case).
In addition, all shareholders who held fractional shares as a result of the Clean-up Merger received a cash payment in lieu of such fractional shares. Following the Clean-up Merger, any holder who beneficially owned fewer than 100 shares of Class A common stock received cash in lieu of Class A common stock. In November 2021, the Company repurchased 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Clean-up Merger. These shares were repurchased at a price per share of $30.10 and an aggregate purchase price of approximately $8.5 million.
From and after the effective time of the Clean-up Merger, the separate corporate existence of Merger Sub ceased and the Company continued as the surviving corporation. In connection with the Clean-up Merger, the number of shares that the Company is authorized to issue decreased by 250,000,000. As a result of the Clean-up Merger, the Class B Common Stock is no longer authorized or outstanding, and November 17, 2021 was the last day it traded on the Nasdaq Global Select Market.

In September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”), and terminated the Class B Common Stock Repurchase Program, previously approved in March 2021. Under the Class A Common Stock Repurchase Program, repurchases may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Class A Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice. In 2021, the Company repurchased an aggregate of 893,394 shares of Class A common stock at a weighted average price per share of $31.18, under the Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $27.9 million, including transaction costs.
In 2021 the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock repurchased in 2021.
In January 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock at a weighted average price of $33.96 per share, under the Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $21.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the Class A Common Stock repurchase program and launch of a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Class A Common Stock Repurchase Program”. Repurchases under the New Class A Common Stock Repurchase Program may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The New Class A Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice. The Company has repurchased an aggregate of 709,730 shares of Class A common stock at a weighted average price of $33.52 per share, under the New Class A Common Stock Repurchase Program, through March 3, 2022. The aggregate purchase price for these transactions was approximately $23.8 million, including transaction costs.
In 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share of the Company’s Class A common stock. The dividend was paid on or before January 15, 2022 to holders of record as of December 22, 2021.The aggregate amount in connection with this dividend was $2.2 million. Also, on January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2022 to shareholders of record at the close of business on February 11, 2022.
Environmental, Social and Governance (“ESG”). Since the first quarter of 2021, we have been focused on developing our sustainability strategy and approach to contribute meaningfully and support a more sustainable future for our stakeholders, including our investors, employees, customers, and community. We have been working diligently on developing our ESG strategy and program and, recently, our Board of Directors approved the ESG framework that we will use to develop specific ESG initiatives to be implemented in the coming months and years. Also, in connection with the ESG program, we announced the appointment of our new chief diversity officer and started to implement our diversity and inclusion program to improve and maintain an authentic inclusive culture. We intend to issue our first ESG report in 2022.

COVID-19 Pandemic

CARES Act. On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, and allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act.
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to qualifying businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who are self-employed or independent contractors. As of December 31, 2021, total PPP loans were $2.7 million, or 0.05% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. In the second quarter of 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pretax gain on the sale of $3.8 million. The Company retained no loan servicing rights on these PPP loans.
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
Loan Loss Reserve and Modification Programs. On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans which have been modified under these programs totaled $1.1 billion as of December 31, 2021. As of December 31, 2021, $37.1 million, or 0.7% of total loans, were still under the deferral and/or forbearance period, a decrease from $43.4 million, or 0.7% at December 31, 2020. This decrease was primarily due to $31.3 million in loans that resumed regular payments after deferral and/or forbearance periods, and $12.1 million in a CRE loan that was transferred to other real estate owned or “OREO”. This was partially offset by new modifications in 2021, which we selectively offered as additional temporary loan modifications under programs that allow it to extend the deferral and/or forbearance period beyond 180 days. From these new modifications, we had $37.1 million outstanding at December 31, 2021 which consist of two CRE retail loans in New York that will mature in the first quarter of 2022. Additionally, 100% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 74%. All loans that have moved out of forbearance status have resumed regular payments, except for the CRE loan that was transferred to OREO. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.
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
Credit Concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to industry and loan product type to ensure portfolio diversification, which are reviewed at least annually. The CRE concentration limits include sub-limits by type of property and geographic market, which are reviewed semi-annually. Country limits for loans to foreign borrowers are also assessed annually. In general, all concentration levels are monitored on a monthly basis.
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2021, the Bank had a legal lending limit of approximately $143.7 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 24.4% of our legal lending limit and $30.0 million for all other loans, representing 20.9% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.
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
Credit risk management involves a collective effort among our Relationship Managers and credit underwriting, credit administration, credit risk and collections personnel. We generally conduct weekly credit committee meetings to approve loans at or above $20 million (loans for customers with an aggregate exposure equal to or above $20 million are also considered by the credit committee) and review any other credit related matter. In addition, starting in the third quarter of 2021, the credit committee also began weekly reviews of the non-performing loan portfolio, with a goal of prudently reducing the levels of these non-earning assets. Asset quality trends and delinquencies are also reviewed by the credit committee and reports are elevated to senior management and the board of directors. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship Managers, credit administration personnel and senior management proactively support collection activities. The variable incentive compensation of our relationship managers is subject to downward adjustment based on the asset quality of each relationship manager’s portfolio. We believe that having the ability to adjust their incentive compensation based on asset quality motivates the relationship managers to focus on the origination and maintenance of high-quality credits consistent with our strategic focus on asset quality.

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
As of December 31, 2021 and 2020, we had brokered deposits of $387.3 million and $634.5 million, 6.9% and 11.1% of our total deposits at those dates, respectively.
Following the Spin-off, we have sought to continue to increase our share of domestic deposits to total deposits.

Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services catering to high net worth customers, our trust and estate planning products include simple and complex trusts, private foundations, personal investment companies and escrow accounts. Until March 31, 2021, these products and services were offered through Amerant Trust and the Cayman Bank. Effective April 1st, 2021, Amerant Trust was merged into the Bank, see “Amerant Trust Merger” above, and all trust products and services offered by Amerant Trust are now directly offered by the Bank. Upon completion of the merger, Amerant Trust’s wholly-owned subsidiary, CTC Management Services, LLC, became a wholly-owned subsidiary of the Bank and continues to provide corporate and ancillary administrative services for fiduciary relationships.
The Cayman Bank is a bank and trust company domiciled in George Town, Grand Cayman. The Cayman Bank operates under a Cayman Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of the Bank. Approximately 50% of our trust relationships, including those of many of our important foreign customers, employ Cayman Islands trusts and are domiciled in the Cayman Bank. The OCC periodically examines the Bank and reviews the fiduciary relationships and transactions that the Bank manages for the Cayman Bank. The Cayman Bank serves a number of our trust and wealth management customers, and develops high net worth international customer relationships with offshore trust and estate planning services.
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

Other Products and Services
We offer banking products and services that we believe are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including online account opening for domestics and international retail customers, access to account balances, statements and other documents, Zelle for consumer and businesses, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile devices, telephone and mail. We continuously look for ways for improving our products, services and delivery channels. For example, in February 2022, we launched Amerant CoverMe, a program that eliminates overdraft fees for up to $100 and helps customers avoid declined transactions, returned checks and overdrafts.

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

As part of our continued efforts to improve operating efficiency, during the fourth quarter of 2021 the Company entered into a new multi-year outsourcing agreement with financial technology leader FIS® to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain back-office operations. This new relationship entails the transition of our core data processing platform from our current software vendor to the one offered by FIS®, which we believe has essential functionalities and scalability to support our continued growth and expansion strategy. Under this new outsourcing relationship, the Bank expects to realize significant annual savings, while achieving greater operational efficiencies and delivering advanced solutions and services to its customers. Although the Company expects that this new relationship will yield significant annual savings, since this agreement also entails the transition of our core data processing platform and other applications, as the Company has started the implementation of this new agreement, in January 2022, the Company recorded approximately $3.9 million in initial estimated contract termination costs. The Company expects to incur additional termination costs once existing vendor relationships are terminated in connection with the implementation of this agreement that cannot be reasonably determined at this time.

In addition, we recently initiated a relationship with Alloy, an innovative engine that eliminates many manual tasks related to account opening, freeing up time to service existing customers and develop new relationships. Once fully implemented, Alloy will complement our current technologies by connecting various platforms, including Numerated and Marstone, to provide one centralized, in-depth customer verification experience for our subsidiaries. In addition, we leverage the capabilities of third-party service providers to augment the technical capabilities and expertise that is required for us to operate as an effective and efficient organization.
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

Our Business Strategy
Our strategic plan is primarily focused on serving business banking, private banking and commercial banking customers supplemented by broad-based retail banking relationships. Our strategy aims to achieve significant growth in domestic deposits and relationships while simultaneously retaining and growing our international markets and customer base.
Our key strategic initiatives include:
•Deposits First Focus. Growing core deposits is critical to our near and long-term success. Key to our strategy is to become a deposits first focused bank, which will allow us to reduce our use of alternative funding sources and the use core deposits to fund our growth which in turn will improve our mix of deposits and enable us to achieve a lower cost of funds.
•A Superior Customer Experience to Make Banking with Us Easy. We have already taken steps to better target and attract core deposits and accelerate our digital transformation by making investments in technology and developing fintech partnerships. We have been focused on evaluating digital solutions in a number of areas. This includes investments made to automate our process for opening accounts, small business lending, and the ability to offer our wealth management customers a leading digital platform.
•Rationalize Existing and Evaluate New Lines of Businesses. Key to our strategy and expectations for growth also includes rationalizing existing and evaluating new lines of businesses, to further grow our revenue streams and fee income opportunities. Our plan includes the expansion of our treasury management and wealth management functions, as well as to build our private banking and specialty finance capabilities.
•Significantly Improve Operational Efficiency. Our goal is to improve our efficiency ratio. While we believe there are opportunities to reduce our costs, we also need to identify and automate manual processes that are currently being performed.
•Improve Brand Awareness. Building brand awareness in the communities we serve will be key for both growing our presence in these markets as well as laying a strong foundation for future expansion. Many initiatives are underway including improved signage and promotions, evaluating affinity relationships, and greater community involvement.
•Attract, Retain, Develop and Reward the Best Team Members to Execute our Strategy. Our primary differentiator is our culture and the quality of our people delivering our products and services in such a manner that customers receive the best knowledge, expertise, advice, and service when and where they need it. We will continue to attract, retain, develop, and reward the best team members to execute our strategy. In doing so, we will implement development programs that enable employees to pursue career aspirations, expand their depth of knowledge and improve their skill set.
•Integrate ESG into our DNA. ESG is a critical business imperative and as such, our focus will be to integrate ESG into our DNA and implement our plan to differentiate from competitors.

Human Capital Management
The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to continuously develop talent; reward and support our team members through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; and engage team members as brand ambassadors of our products and experiences.
Our corporate culture and core values (focus on the customer, innovative and forward thinking, sound financial management, doing what is right, collaborative thinking, developing our people and strengthening our communities) reflect our commitments to our customers, investors, team members, and the communities in which we do business. These values serve as guiding principles to provide a safe and positive work environment for our team members and delivering on our goals to our customers, investors, stakeholders and communities we serve. We believe we have a strong workforce, with a good mix of professional credentials, experience, tenure and diversity, that coupled with their commitment to uncompromising values, provide the foundation for our Company’s success.
The Company’s Human Capital Management includes the following areas of focus:
Talent. Attracting, developing, and retaining the best talent with the right skills is central to our long-term strategy to drive our success.
Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company and its subsidiaries had 763 full-time equivalent employees, or FTEs, at the end of 2021. Approximately 87% of our workforce is in Florida, 8% in Texas and 5% in other states to support the growth and expansion of Amerant Mortgage. Our workforce was 48% male and 52% female at the close of 2021, and women represented 45% of Amerant’s middle management leadership (as classified by Equal Employment Opportunity Commission Category “Middle, First Management Officials”). The ethnicity of our workforce was 80% Hispanic, 11% White, 3% Black, 2% Asian, and 4% other.
In 2021, the COVID-19 pandemic continued to significantly impact our human capital management practices. Although a large segment of our workforce continues working remotely, we now operate with a hybrid work schedule in many areas, instead of the fully remote conditions warranted in 2020.
Talent acquisition efforts focused on sales, business development and income generator roles. In 2021 we expanded our cash management team and brought on board a sales team to focus on offering private banking services and products. Conversely, we generated efficiencies in staffing levels by outsourcing the internal audit function and several operations and technology roles impacting approximately 100 team members. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions. We hire the best person for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace.
Learning and Development. Our team members are inspired to achieve their full potential through learning and development opportunities, recognition, and motivation. We invest in creating opportunities to help them grow and build their careers, through a multitude of learning and development programs. These include online instructor-led and on-the-job learning assignments. Our learning and development strategy is aligned with the global Association for Talent Development and our business strategy. Understanding that all employees learn differently, we offer a variety of learning options including traditional classroom learning, virtual learning, any time learning, mobile learning, and social collaboration.

In 2021, we continued to empower our team members to reach their full potential, by providing a diverse range of learning programs, opportunities, and resources. We used an online talent development tool that provides employees with a variety of learning options, including access to instructor-led classroom and virtual courses, on-demand recorded sessions and self-paced web-based courses. We also promoted our partnership with LinkedIn Learning to support the ongoing ever-changing needs of our team members on topics such as leading effectively, overall mental health and well-being, and organizational time management.
The primary focus for learning in 2021 included supporting the organization in the launch of our new digital tools, Numerated and Engage, supporting leaders in managing performance with the launch of the Transformational Leadership Program, and continuing with our efforts in the areas of sales, more specifically courses to develop credit and lending skills. We delivered approximately 23,500 learning hours and invested an average of over $1,000 per team member in all our learning programs.
We also continue offering higher-education tuition costs reimbursement programs which are aimed at helping our employees put their career goals within reach, and provide them with access to a wide variety of degrees and certificates.
Employee engagement. To assess and improve employee retention and engagement, the Company regularly conducts anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice.
We achieved a 85% participation rate in our 2021 team member engagement survey while the engagement score remained stable at 79%. For three consecutive years, Amerant managed to sustain high engagement levels even under the difficult ongoing pandemic conditions. This engagement level exceeds the 72% Qualtrics IUS Average.
The Company closely monitors the implementation of these surveys and results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities to drive meaningful improvements in employee engagement. Management believes that the Company's employee relations are favorable.
In 2021, Team ECHO (Empowerment, Commitment and Harmonious Opportunities), a group of team members that support and promote certain mutual objectives of both the workforce and the Company was formed. Team ECHO is charged with developing specific actions aimed at improving the team member experience on several key strategic priorities including:
•Increasing the levels of cross functional collaboration,
•Generating awareness and sharing knowledge of our products and services, and
•Improving work processes that impact the employee and customer experience.

Health and Safety. Consistent with our operating principles, the health and safety of our employees is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has continued taking actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.

The following actions related to the COVID-19 pandemic were implemented:
•Enabling remote work;
•Requiring masks to be worn in all locations;
•Providing regular communications regarding health and safety protocols, temperature screening, reporting process, as well as giving guidance on staying safe in their personal lives;
•Implementing hands free and contactless devices throughout the Company, including temperature kiosk and touchless restroom equipment;
•Increasing cleaning protocols and providing additional cleaning supplies across all locations;
•Providing protective and rapid testing kits to banking center personnel;
•Following protocols to address actual and suspected COVID-19 cases and potential exposures;
•Encouraging social distancing procedures when onsite;

Diversity and Inclusion. In 2021, the Diversity and Inclusion (D&I) Unit was established with the appointment of a Chief Diversity and Inclusion Officer. Additionally, our D&I program was given an identity, “I Belong”. The Amerant "I Belong" diversity and inclusion program recognizes, celebrates, and creates opportunities to propel the growth of our team members and the communities we serve.
Our diversity and inclusion goals are to build teams that reflect the communities we serve, while hiring and supporting a diverse array of talent. Over 50% of our workforce is female and a great majority of our workforce self-identifies as Hispanic or Latino. In addition, Amerant Bank has 40% representation of females in a Senior Leadership role, and over 55% of senior leader direct reports to our CEO are female.
In 2021, a Diversity and Inclusion Ambassador Team was established. This group of team members represents a wide of number of locations and functions to ensure depth in its activities and complement the practice as D&I advocates, which provides the CDO with a comprehensive perspective from different levels and areas of the Company.

Our diversity and inclusion pillars are also reflected in our employee learning programs, particularly with respect to our policies against harassment and the elimination of bias in the workplace. For over 20 years we have championed targeted development programs for underrepresented talent in partnership with the Center for Financial Training, a local chapter of the American Bankers Association.

Total Rewards (compensation and benefits). As part of our compensation philosophy, we believe in a competitive, total rewards program aligned with our business objectives and the interests of our stakeholders. We remain committed to delivering a compensation program with the fundamental principles of fairness, transparency, efficiency, and compliance with laws and regulations. Based on specific job position and market conditions, our total rewards program combines fixed and variable compensation: base salary, short-term incentive, equity-based long-term incentive, and a broad range of benefits. This compensation approach plays a significant role in our ability to attract, retain and motivate the quality of talent necessary to achieve our strategic business goals and drive sustained performance. Our compensation model engages employees to contribute towards the achievement of shared corporate objectives, while differentiating pay on performance based on individual contributions.
Wellness. The Company takes pride in providing excellent health and wellness benefits to our employees and their families. The benefits package offered includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits we also offer Flexible Spending Accounts (FSA) and Health Savings Accounts (HSA).

Medical Plans. Our nationwide healthcare plans allow full time and part time employees to select from multiple health plan options. The company provides competitive medical premiums, including a wellness premium discount when employees complete preventive requirements and completion of a health risk assessment. The Company contributes up to 92% towards the medical premium depending on the tier chosen and whether wellness requirements have been completed. The Company also contributes $500 towards the HSA accounts when the employee has the high deductible medical plan for the employee only coverage and $1000 for all other tiers on the high deductible plans. Since 2020, the Company has offered coverage of COVID-19 testing under all Company medical plans at no cost to the employees and their dependents.
Dental, Vision and Legal Plans. Full time and part time employees are eligible to participate in our dental, vision and legal plan offerings. The Company contributes up to 100% depending on the plan and chosen tier, and provides access to numerous providers across the country. Employees can also choose to purchase out of pocket insurance policies providing income protection and cash for services with five different plans from accident, short term disability, cancer, hospital indemnity, and critical care. The Legal Plan is an attorney owned and operated legal plan offering comprehensive legal assistance, advice and discounted representation on all types of legal services.
Life, AD&D and Disability. Group Basic Life and AD&D Insurance is offered to all full time and part time employees, at two times their annual salary with a maximum coverage of $300,000. Employees may choose to purchase additional life insurance up to a specified limit. Full time and part time employees also benefit from free Short-Term Disability insurance.
Retirement Plans. In addition to health insurance benefits, the Company also offers to all employees a tax-qualified retirement contribution plan with the Company’s 100% matching contribution up to 5% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible highly-compensated employees. Our total benefits package supports our employee’s well-being to achieve a healthy and financial lifestyle goal.

Other Subsidiaries
Intermediate Holding Company
The Company owns the Bank through our wholly-owned, intermediate holding company, Amerant Florida Bancorp Inc., or Amerant Florida. Amerant Florida is the obligor under the $64.2 million aggregate principal amount of junior subordinated debentures related to our outstanding trust preferred securities at December 31, 2020, and the unconditional guarantor of the $60 million Senior Debt we issued in 2020. As of December 31, 2021 and 2020, Amerant Florida had cash and cash equivalents of $6.3 million and $16.6 million, respectively, on a stand-alone basis. See — “Capital Resources and Liquidity Management” for details.
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

Bank holding companies that meet certain criteria may elect to become “Financial Holding Companies.” Financial Holding Companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination. The Company has not elected to become a financial holding company, but it may elect to do so in the future. Bank holding companies that have not elected such treatment generally must limit their activities to banking activities and activities that are closely related to banking.

The Bank is a national bank subject to regulation and regular examinations by the OCC, and is a member of the Federal Reserve Bank of Atlanta. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters.

The Bank is a member of the FDIC’s Deposit Insurance Fund, or “DIF”, and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Bank also is subject to regulations issued by the Consumer Financial Protection Bureau, or “CFPB”, with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion of assets. See “-FDIC Insurance Assessments”.

The Bank maintains an LPO in Tampa, Florida. LPOs may only engage in certain functions on behalf of the Bank, such as soliciting loans (including assembling credit information, property inspections and appraisals, securing title information, preparing loan applications, loan servicing), and acting as a liaison with customers of the Bank. Loans and credit extensions cannot be approved by an LPO. Our LPO may also solicit deposits, provide information about deposit products, and assist customers in completing deposit account opening documents. The LPO is not a “branch” under applicable OCC regulations and cannot engage in general banking transactions, deposit taking and withdrawals, or lending money. The LPO is subject to supervision and examination by the OCC.

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

Community Reinvestment Act and Consumer Laws

The Community Reinvestment Act (“CRA”) and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the CRA. The OCC considers a bank’s CRA rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Federal Reserve reviews the CRA performance record of all banks involved in a merger or acquisition in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has received an “outstanding” rating since 2000, including its most recent CRA evaluation completed in 2019.

In 2019, the FDIC and the OCC jointly proposed rules that would significantly change existing CRA regulations, but the Federal Reserve did not join in that proposed rulemaking. The proposed rules were intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals would change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. The OCC issued its final CRA rule in June 2020 (which became effective October 1, 2020), while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking ("ANPR") that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule rescinding its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We continue to evaluate the impact of any CRA changes and their impact to our financial condition, results of operations, and liquidity, which cannot be predicted at this time.

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

The USA Patriot Act and BSA and related federal regulations require banks to establish anti-money laundering programs that include policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers.

The Anti-Money Laundering Act ("AMLA"), which amends the BSA, was enacted in early 2021. The AMLA is intended to be a comprehensive reform and modernization of U.S. bank secrecy and anti-money laundering laws. In particular, it codifies a risk-based approach to anti-money laundering compliance for financial institutions, requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy, requires the development of standards for testing technology and internal processes for BSA compliance, expands enforcement- and investigation-related authority (including increasing available sanctions for certain BSA violations), and expands BSA whistleblower incentives and protections.

Many AMLA provisions will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Payment of Dividends
We and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The Federal Reserve and the OCC are authorized to determine when the payment of dividends by the Company and the Bank, respectively, would be an unsafe or unsound practice, and may prohibit such dividends. The Federal Reserve and the OCC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve and the OCC have each indicated that depository institutions and their holding companies should generally pay dividends only out of current year’s operating earnings.

The Basel III Capital Rules further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement. The Company and the Bank exceeded the capital conservation requirement at year end 2021. See “Capital Requirements”

Under Florida law, the Company may only pay dividends if, after giving effect to each dividend, the Company would be able to pay its debts as they become due and the Company’s total assets would exceed the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of each dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those entitled to receive the dividend.

Capital Requirements

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

The Federal Reserve has risk-based capital rules for bank holding companies and the OCC has similar rules for national banks. These rules require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 10.50%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pre-tax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a loan loss allowance up to 1.25% of its standardized total risk-weighted assets, excluding the allowance. We collectively refer to Tier 1 capital and Tier 2 capital as Total risk-based capital.

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
The Federal Reserve, the OCC, and the FDIC, published a final rule on July 22, 2019 (“the Capital Simplifications Final Rule”) that simplifies existing regulatory capital rules for non-advanced approaches institutions, such as the Company. Non-advanced approaches institutions were permitted to implement the Capital Simplifications Final Rule as of its revised effective date in the quarter beginning January 1, 2020, or wait until the quarter beginning April 1, 2020. As of the date of implementation, the required deductions from regulatory capital CET1 elements for mortgage servicing assets (“MSAs”) and temporary difference deferred tax assets (“DTAs”) are only required to the extent these assets exceed 25% of CET1 capital elements, less any adjustments and deductions (the “CET1 Deduction Threshold”). MSAs and temporary difference DTAs that are not deducted from capital are assigned a 250% risk weight. Investments in the capital instruments of unconsolidated financial institutions are deducted from capital when these exceed the 25% CET1 Deduction Threshold. Minority interests in up to 10% of the parent banking organization’s CET1, Tier capital and total capital, after deductions and adjustments are permitted to be included in capital effective October 1, 2019. Also, effective October 1, 2019, the final rule made various technical amendments, including reconciling a difference in the capital rules and the bank holding company rules that permits the redemption of bank holding company common stock without prior Federal Reserve approval under the capital rules. Such redemptions remain subject to other requirements, including the BHC Act and Federal Reserve Regulation Y. The Company adopted these simplified capital rules in the first quarter of 2020 and they had no material effect on the Company’s regulatory capital and ratios.

The Basel Committee on Banking Supervision published the last version of the Basel III accord in 2017, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk. This will facilitate the comparability of banks’ capital ratios, constraining the use of internally modeled approaches, and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to us. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

As of December 31, 2021 the Bank's CET1 ratio was 13.83% and its total risk-based capital ratio was 14.94%. As a result, the Bank is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.

Prompt Corrective Action Rules

The federal banking agencies are required to take "prompt corrective action" with respect to financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To be considered "well-capitalized," an insured depository institution must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the BHC would be required to guarantee the performance of the undercapitalized subsidiary's capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

In addition, failure to meet capital requirements may cause an institution to be directed to raise additional capital. Federal law further mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards. Failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

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

FDIC Insurance Assessments

Deposits at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable laws and regulations. Our deposit accounts are insured by the DIF generally up to a maximum of  $250,000 per separately insured depositor. In order to fund the DIF, all insured depository institutions are required to pay quarterly assessments to the FDIC that are based on an institutions assignment to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.

Lending Practices

Federal bank regulatory guidance on “Concentrations in Commercial Real Estate Lending” (the “CRE Guidance”) requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required.

The guidance provides the following criteria regulatory agencies will use as indicators to identify institutions that may be exposed to CRE concentration risk: (i) experienced rapid growth in CRE lending; (ii) notable exposure to a specific type of CRE; (iii) Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (iv) Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months. We have always had significant exposures to loans secured by CRE due to the nature of our markets. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the guidance.

London Inter-Bank Offered Rate (LIBOR)

We have contracts, including loan agreements, which are currently indexed to LIBOR. In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee, or “ARRC,” was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate, or “SOFR,” a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The International Swaps and Derivatives Association, Inc. provided guidance on fallback contract language related to derivative transactions in late 2020, which became effective in 2021. In late 2021, bank regulators issued supervisory guidance encouraging banks to cease entering into new USD LIBOR contracts past December 31, 2021.

In 2019, the Asset/Liability Management Committee appointed a team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR and guide the organization through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. During 2021, the Company completed its assessment of all third-party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives to the Secured Overnight Financing Rate (“SOFR”). The Company expects to begin migrating identified existing loans and derivative contracts from LIBOR to SOFR gradually during 2022.

Lender Net Worth Adjusted Requirements

Amerant Mortgage is currently an approved seller and servicer with Fannie Mae for the purpose of selling Fannie Mae eligible loan production and retaining the MSRs of those same loans. As an approved Fannie Mae seller and servicer, Amerant Mortgage must meet certain net worth covenants outlined in Maintaining Seller/Servicer Eligibility section of the Fannie Mae Selling Guide, the “Selling Guide”.
Under the Selling Guide, Amerant Mortgage must meet a minimum net worth requirement of $2.5 million plus 0.25% of the outstanding unpaid principal balance of the portfolio of loans Amerant Mortgage is contractually obligated to service for Fannie Mae (the “Lender Adjusted Net Worth”). Failure to meet the minimum net worth or net worth decline tolerance outlined above, may prompt the suspension of Amerant Mortgage as an approved seller and/or servicer, which would prevent Amerant Mortage from taking down new commitments to deliver loans to Fannie Mae and adding loans to any portfolio that Amerant Mortgage services for Fannie Mae.
Cybersecurity
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity, which are intended to enhance cyber risk management by financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. In 2018, the SEC also published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. If we fail to observe this regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a "computer-security incident" has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization's ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments where our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Future Legislative Developments

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in their states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more competitive. A change in statutes, regulations or regulatory policies applicable to us or any of our affiliates could have a material, adverse effect on our business, financial condition and results of operations.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in response to the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.

The bank regulatory agencies ensured that adequate flexibility will be given to financial institutions that work with borrowers affected by the COVID-19 pandemic and further indicated that the regulators would not criticize institutions that do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. In 2020, the bank regulatory agencies also issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by an interim final rule that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. A final rule issued by the bank regulatory agencies on June 28, 2021 permits servicers to also offer certain COVID-19 related loan modification options based on the evaluation of an incomplete application. Federal and state moratoria on evictions and foreclosures that were implemented during 2020 in response to COVID-19 were extended late into 2021. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program (the “PPP”) to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The PPP authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

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

Supplementary Item, Information about our Executive Officers
Gerald P. Plush. Mr Plush, age 63, has served as Vice-Chairman, President and CEO since July 1st, 2021, having served previously as Vice-Chairman & CEO since March 20, 2021. Mr. Plush has been a director of the Company’s and the Bank’s Board of Directors since July and October 2019, respectively, and served as Executive Vice-Chairman from February 2021 until his appointment as Vice-Chairman & CEO in March 2021. Mr. Plush is a highly respected financial services industry professional with over 35 years of senior executive leadership experience. From 2019 to February 2021, he was a partner at Patriot Financial Partners, or Patriot, a private equity firm where he sourced new investment opportunities and represented Patriot on the board of directors for multiple portfolio banks, specialty finance and fintech companies. In 2018, he served as CEO for Verdigris Holdings, Inc., leading this start up through the regulatory application, organization and initial funding processes. Mr. Plush’s other prominent leadership roles include his tenure with Santander US from 2014 to 2017, initially as CFO and Executive Committee member, and subsequently as Chief Administrative Officer. He served on the board of Santander Consumer from 2014 to 2016, and as a director for the FHLB of Pittsburgh from 2016 to 2017. Mr. Plush previously served as President, COO and Board Member for Webster Bank beginning in 2006 as EVP and Chief Financial Officer. He spent 11 years with MBNA America, most recently as Senior Executive Vice President & Managing Director for corporate development and prior to that as CFO - North America. Mr. Plush holds a Bachelor of Science degree in Accounting from St. Joseph’s University in Philadelphia, Pennsylvania. He currently serves on the board of directors of United Way Miami and Miami-Dade Beacon Council, and was recently elected to the Board of Directors of Marstone Inc., subsequent to the Company’s investment in Marstone Inc.

Carlos Iafigliola. Mr. Iafigliola, age 45, has served as Executive Vice-President and Chief Financial Officer of the Company and the Bank since May 2020. Mr. Iafigliola provides support and guidance to the Chief Executive Officer on the execution of the business strategy. He directly manages finance, operations and facilities. He is also responsible for investor relations. Mr. Iafigliola has served in various roles with us since 2004 in the Treasury area, including Senior Vice President and Treasury Manager from 2015 through May 2020. In this capacity, he was responsible for balance sheet management and overall supervision of the Company’s treasury functions, including management of the investment portfolio, professional funding, and relationships with regulatory agencies and financial markets participants. Mr. Iafigliola earned a degree in Economics from Universidad Catolica Andres Bello in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003. Mr. Iafigliola is a member of the Board of Amerant Mortgage, LLC.

Miguel Palacios. Mr. Palacios, age 53, has served as Executive Vice-President and Head of Commercial Banking since February 22, 2022, having previously served as the Executive Vice-President and Chief Business Officer since February 2018. Mr. Palacios is responsible for leading and implementing the strategies of the Wealth Management, Treasury Management, Commercial Real Estate, Commercial and Industrial, Loan Syndication and Portfolio Administration units, including establishing performance and production targets to achieve our financial objectives. He has held various roles since joining the Bank in 2005, including as Executive Vice-President and Domestic Personal and Commercial Manager from 2012 to 2018, Special Assets Manager from 2009 to 2012 and Corporate International-LATAM Manager from 2005 to 2009. Mr. Palacios also served in various roles with the Former Parent from 1992 to 2004. Mr. Palacios graduated with a degree in Business Administration from Universidad Jose Maria Vargas in Caracas, Venezuela. Mr. Palacios is a member of the Board of Amerant Mortgage, LLC.

Alberto Capriles. Mr. Capriles, age 54, was appointed as Executive Vice-President in February 2018 and has been the Company’s Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance, as well as information technology. Mr. Capriles served in various roles with the Former Parent since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement the Former Parent’s enterprise risk management model. Prior to joining the Former Parent, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles has also served as a Professor in the Economics Department at Universidad Católica Andrés Bello in Caracas, Venezuela from 1996 to 2008. Mr. Capriles graduated with a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology. Mr. Capriles is a member of the Board of Amerant Mortgage, LLC.
Armando Fleitas, 45, started serving as Senior Vice-President and Controller of the Company on January 1, 2021. Mr. Fleitas joined Amerant in 2010, serving in various management positions in the financial reporting area, including most recently, prior to his current role, as Senior Vice-President and Financial Reporting Manager. In his prior and current role, he has been responsible for overseeing the preparation of consolidated and stand-alone statutory financial statements, the quarterly and annual reports on Forms 10-Q and 10-K of the Company filed with the SEC. Previously, he was also responsible for overseeing the Company’s internal controls over financial reporting function and the vendor management function. Mr. Fleitas began his career in 1996 at PwC Venezuela, transitioning in 2003 to PwC in the US. At PwC, he held various roles in the areas of audit and accounting consulting services primarily serving customers in the financial services industry. Mr. Fleitas earned a bachelor’s degree in accounting from Universidad Católica Andrés Bello in Caracas, Venezuela, in 1998 and a master’s degree in accounting from the Huizenga School of Business and Entrepreneurship at Nova Southeastern University, Fort Lauderdale, USA, in 2011. He is a Certified Public Accountant (CPA) in the United States (NH-2005-active, NY-2010-inactive), and in Venezuela (2006). He holds a Chartered Global Management Accountant (CGMA) designation and is a member of the Florida Institute of Certified Public Accountants (FICPA) and the American Institute of Certified Public Accountants (AICPA).

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K or presented elsewhere from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

Risks Related to Our Business and Operations
•Our profitability is subject to interest rate risk.
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
•We may incur losses due to minority investments in fintech and specialty finance companies.
•We are subject to risks associated with sub-leasing portions of our corporate headquarters building.
•Our success depends on our ability to compete effectively in highly competitive markets.
•Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.
Risks Related to Conditions in Venezuela
•Conditions in Venezuela could adversely affect our operations.
Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread have significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition.
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
•Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers.

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
Risks Related to Ownership of Our Common Stock
•Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends.
•Certain of our existing shareholders could exert significant control over the Company.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline.
•The stock price of financial institutions, like Amerant, may fluctuate significantly.
•We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Class A common stock.
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

Item 1A. RISK FACTORS

We are subject to risks and uncertainties that could potentially negatively impact our business, financial conditions, results of operations and cash flows. This section contains a description of the risk and uncertainties identified by management that could, individually or in combination, harm our business, results of operations, liquidity and financial condition, as well as our financial instruments and our securities. In evaluating us and our business and making or continuing an investment in our securities, you should carefully consider the risks described below as well as other information contained in this Form 10-K and any risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors”. We may face other risks that are not contained in this Form 10-K, including additional risk that are not presently known, or that we presently deem immaterial. This Form 10-K and the risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements. Please refer to the section in this Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Risks Related to Our Business and Operations

Our profitability is subject to interest rate risk.

Our profitability depends to a large extent upon net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected by market interest rate changes where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Since our balance sheet is asset sensitive, a decrease in interest rates or a flattening or inversion of the yield curve could adversely affect us. Changes in market interest rates are unpredictable as they are affected by many factors beyond our control, including general economic conditions (inflation, recession, unemployment), fiscal and monetary policy, and changes in the United States and other financial markets. Extended periods of low interest rates may adversely impact our earnings by reducing loan yields as well as yields on other earning assets over time. In addition, in declining rate environments, we may experience a significant number of loan prepayments and replacement loans may be priced at a lower rate generating a decrease in our net interest income.

Our customers’ ability to repay their outstanding adjustable interest rate loans may be negatively impacted by increases in market interest rates and if their ability to pay their loans is impaired, our level of nonperforming assets may increase and produce an adverse effect on our operating results. Increases in interest rate may negatively impact the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, the value of mortgage and other loans produced, including long term fixed-rate loans and the value of loans sold, mortgage loan activities and the collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin, or NIM.

We may be adversely affected by the transition of LIBOR as a reference rate.

The cessation of LIBOR quotes after 2021 creates substantial risks to the banking industry, including us, ICE Benchmark Administration, the administrator of LIBOR, has made announcements that indicate that it is highly likely that various tenors of the LIBOR benchmark will cease to be published soon after December 31, 2021.A significant number of our loans, borrowings, derivative contracts and financial instruments are either directly or indirectly dependent on LIBOR and the transition from LIBOR to an alternative reference rate could create considerable costs and additional risks. Unless alternative rates can be negotiated and determined, our floating rate loans, funding and derivative obligations that specify the use of a LIBOR index, will no longer adjust and may become fixed rate instruments at the time LIBOR ceases to exist. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. The discontinuance of LIBOR may also affect interest rate hedges and result in certain of these becoming ineffective and ineligible for hedge accounting. It could also disrupt the capital and credit markets as a result of confusion or uncertainty.

Several regulators, including the Federal Reserve, industry bodies, and other market participants in the U.S. and other countries have sponsored initiatives aimed at (a) transitioning to alternative reference rates and (b) addressing risks related to the language in legacy contracts given the possibility that LIBOR will cease being published. Although progress has been made there is no assurance that any new benchmarks will be widely used by market participants and will become a market standard that replaces LIBOR, and if so, its effects on the terms of any transaction or financial instrument, our customers, or our future results of operations or financial condition. We are unable to predict what the impact of transition from LIBOR will be and if we fail to successfully manage the transition it could have a material adverse effect on our business, financial condition and results of operation.

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
The Bank’s portfolio of CRE loans was 289.1%% of its risk-based capital, or 45.3% of its total loans, as of December 31, 2021 compared to 325.0% of its risk-based capital, or 48.6% of its total loans, as of December 31, 2020. Our CRE loans included approximately $1.3 billion and $1.5 billion of fixed rate loans at December 31, 2021 and 2020, respectively. In a rising interest rate environment, fixed rate loans may adversely affect our margin and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.
As of December 31, 2021, approximately 55% of total CRE loans were in Miami-Dade, Broward and Palm Beach counties, Florida, 17% were in the greater New York City area, including all five boroughs, and 15% were in the greater Houston, Texas area. The remainder were in other Florida, Texas and New York/New Jersey markets. Our CRE loans are affected by economic conditions in those markets.
In addition, lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore impact our earnings and financial condition, including our capital and liquidity.
The COVID-19 pandemic has had a negative impact on the economy and real estate markets. Although the housing and real estate markets have shown continued improvement since the outset of the pandemic, if this positive trend were to revert and decline, we may experience higher than normal delinquencies and loan losses. In addition, if the United States economy returns to a recessionary state, management believes that it could significantly affect the economic conditions of the market areas we serve and we could experience significantly higher delinquencies and loan losses.
Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2021, approximately $2.5 billion, or 45%, and $1.0 billion, or 18%, of our loan portfolio was comprised of CRE loans and commercial loans, respectively. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy. Consequently, downturns in the real estate market and economy increase the risk related to commercial loans, particularly CRE loans. In addition, loan specific risks may also affect commercial loans, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting business development or other issues cause difficulties for our borrowers of these types of loans, if we fail to assess the credit of these loans accurately when underwriting them or if we fail to adequately continue to monitor the performance of these loans, our loan portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

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
In addition, in June 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standard Update, ASU, that changed the loss model to consider current expected credit losses, or CECL. As an EGC, we will be required to adopt CECL effective January 1, 2023, unless the Company’s EGC status changes during 2022 which will require implementation on December 31, 2022, retroactive to the beginning of the year 2022. In 2021, the Company formed a working group with the intention of preparing for full adoption of this standard. CECL will substantially change how we calculate our allowance for loan losses. We cannot predict when and how it will affect our results of operations and the volatility of such results and our financial condition, including our regulatory capital.
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

The use of brokered deposits and wholesale funding not only increases our liquidity risk but could also increase our interest rate expense and potentially increase our deposit insurance costs. Our brokered deposits at December 31, 2021 were 7% of total deposits. Wholesale funding, which includes FHLB advances and brokered deposits, represented 18.6% of our total funding at December 31, 2021. At December 31, 2021, the Company had $530.0 million of FHLB advances with interest rates ranging from 0.62% to 0.97% which are callable prior to their maturity. This feature, if acted upon, could cause the cost of this funding to increase faster than anticipated. In addition, excessive reliance on brokered deposits and wholesale funding is viewed by the regulators as potentially risky for all institutions and may adversely affect our liquidity and the regulatory views of our liquidity. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital Requirements.”
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
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total investments. We define fair value generally as the price that would be received in the sale of an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable and certain asset classes may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially affect the valuation of securities in our financial statements and the period-to-period changes in estimated fair value could vary significantly. As of December 31, 2021, the fair value of the Company’s debt securities available for sale investment portfolio was approximately $1.2 billion and we had pretax accumulated unrealized gains on those securities of $15.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, increases or decreases in interest rates, rating agency downgrades of the securities and defaults. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition.

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
The strategic plan's technology changes and systems conversions, including the outsourcing of critical back-office operations and the transition of our core data processing platform from our current software vendor to the one offered by FIS®, involve execution risk and other risks. Our plans may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, results of operations, and financial condition. Many of these factors, including interest rates, are not within our control. Additionally, the results of our strategic plan are subject to the other risks described herein that affect our business, which include: lending, seeking deposits and wealth management clients in highly competitive domestic markets; our ability to achieve our growth plans or to manage our growth effectively; the benefits from our technology investments, including the benefits we expect to achieve from our outsourcing relationship with FIS®, may take longer than expected to be realized and may not be as large as expected, or may require additional investments; and if we are unable to reduce our cost structure, we may not be able to meet our profitability objectives.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.
At December 31, 2021 and 2020, our nonperforming loans totaled $49.8 million and $87.7 million, respectively, or 0.89% and 1.5% of total loans, respectively. In addition, we had OREO of $9.7 million and $0.4 million at December 31, 2021 and 2020, respectively. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.
We may be contractually obligated to repurchase mortgage loans we sold to third-parties on terms unfavorable to us.
As a routine part of our business, we originate mortgage loans that we subsequently sell in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. In connection with the sale of these loans to private investors, governmental agencies, and government sponsored entities, or “GSEs”, such as Fannie Mae, we make customary representations and warranties, the breach of which may result in our being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. If repurchase requests were made to us, we may have to establish reserves for possible repurchases, which could adversely affect our results of operations and financial condition.

Mortgage Servicing Rights, or MSRs, requirements may change and require us to incur additional costs and risks.
The CFPB, adopted new residential mortgage servicing standards in January 2014 that add additional servicing requirements, increase our required servicer activities and delay foreclosures, among other things. These may adversely affect our costs to service residential mortgage loans, and together with the Basel III Capital Rules, may decrease the returns on MSRs. Declines in interest rates tend to reduce the value of MSRs as refinancing may reduce serviced mortgages. The CFPB and the bank regulators continue to bring enforcement actions and develop proposals, rules and practices that could increase the costs of providing mortgage servicing. Mortgage servicing regulations and delinquencies have a material impact on the profitability of the mortgage servicing portfolio.

We could be required to write down our goodwill and other intangible assets.

We had goodwill of $19.5 million at December 31, 2021 and 2020, which primarily represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank Acquisition in 2019. We perform our goodwill impairment testing annually using a process which requires the use of fair value estimates and judgment. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Although we have had no goodwill write-downs historically, any such write-downs could have an adverse effect on our results of operations or financial position. Also, due to the COVID-19 pandemic, the Company completed an assessment of goodwill for potential impairment on an interim basis as of June 30 and September 30, 2020 and although it did not identify any impairment in these instances, there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic will not result in impairments to goodwill in future periods.
Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. The Tax Cuts and JOBS Act of 2017 (the “2017 Tax Act”) reduced the U.S. corporate income tax rate to 21% effective for periods starting January 1, 2018, from a prior rate of 35%. In December 2017, we remeasured our net DTAs and recorded $9.6 million in additional tax expense and a corresponding reduction in net income as a result of the 2017 Tax Act. At December 31, 2021, we had net DTAs with a book value of $11.3 million, based on a U.S. corporate income tax rate of 21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
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

We are subject to risks associated with sub-leasing portions of our corporate headquarters building.

In December 2021, we completed the sale of our approximately 177,000 square foot headquarters building (the “Property”) and in connection with the sale, we entered into an 18-year triple net lease for the Property (the “Lease”) at an initial base rent of $7,500,000 per year (escalating 1.5% each year), under which we are also responsible for the Property’s insurance, real estate taxes, and maintenance and repair expenses. During the term of the Lease, we have the right to sublet the whole or any part of the Property.

While we occupy and we expect to continue to occupy a significant portion of the Property, we also currently sublease and intend to continue to sublease a significant portion of the Property to third parties. When we sublease spaces in the Property to third parties, we are not released from our underlying obligations under the Lease. We rely on the sublease income from subtenants to offset the expenses incurred related to our obligations under the Lease. Although we assess the financial condition of each subtenant to which we sublease space in the Property, the financial condition of each such subtenant or of a sublease guarantor(s), if any, may deteriorate over time. In the event a subtenant that subleases spaces in the Property from us does not perform under the terms of a sublease agreement (due to its financial condition or other factors), we may not be able to recover amounts owed to us under the terms of each sublease agreement or the related guarantees, if any. If subtenants default on their sublease obligations with us or otherwise terminate their subleases of spaces in the Property with us, we may experience a loss of planned sublease rental income, which could adversely impact our operating results. Additionally, if subtenants default on the their sublease obligations with us or otherwise terminate their sublease agreement with us, we may be unable to secure a new subtenant on a timely basis, or at all, on the same or more favorable rent terms.

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

At December 31, 2021, 36% of our deposits, or approximately $2.0 billion, were from Venezuelan residents. The Bank’s Venezuelan deposits declined from December 31, 2017 to December 31, 2021 (see Deposits by Country of Domicile in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). These declines were due in part to actions by the Company to reduce its compliance costs and from economic conditions in Venezuela that adversely affected our Venezuelan customers’ ability to generate and save U.S. dollars and the use of their deposits to fund living expenses and other investment activities. All of the Bank’s deposits are denominated in U.S. Dollars. Adverse economic conditions in Venezuela may continue to negatively affect our Venezuelan deposit base and our ability to retain and grow these relationships, as customers rely on their Dollar deposits to spend without being able to earn additional Dollars.
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
Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread have significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition.
The World Health Organization declared COVID-19 a pandemic on March 11, 2020, and subsequently, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic and the governmental responses to the pandemic have had, and another pandemic and governmental responses to any such pandemic in the future could have, a negative impact on the economy and financial markets, globally and in the United States.

In many countries, including the United States, the COVID-19 pandemic and the implementation of measures by governmental authorities to contain its spread, including “shelter at home” orders, as well as mandating business and school closures and restricting travel, has had a significant negative impact on economic activity including: (i) significant volatility and negative pressure in financial markets and the United States economy; (ii) significant disruption of global supply chains; and (iii) closure of many businesses, leading to increase unemployment and loss of revenues. The continuation or deterioration of the pandemic, or the emergence of another pandemic with similar effects, could further negatively impact the United States and global economies.

At the outset of the pandemic, several states and cities across the United States, including the states of Florida, and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While most of these measures and restrictions have been lifted, and certain businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Although several vaccines to limit the effects and spread of COVID-19 have been developed and approved, the efficacy of these vaccines in fighting and/or preventing new and potentially more contagious variants of COVID-19 cannot be predicted. A significant increase in the number of COVID-19 cases, or an outbreak of another highly infectious or contagious disease, particularly if they occur in the markets where we operate, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations. As a result of the COVID-19 pandemic and the measures implemented to contain it, almost every industry has been and is being directly or indirectly impacted, including industries in which our customers operate.
The spread of COVID-19 has caused us to modify our business practices, including the implementation of temporary branch and office closures as well as remote and/or hybrid work protocols. An extended period of remote and/or hybrid work arrangements could introduce operational risks, including but not limited to cybersecurity risks, and limit our ability to provide services and products to our customers and, in general, manage our business.

Also, a prolongation or deterioration of the COVID-19 pandemic, or a future pandemic, could have material adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, several factors including but not limited to the following:

•The reduced economic activity may severely impact our customers' businesses, financial condition and liquidity and may prevent one or more of our customers from meeting their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•A decline in the credit quality of our loan portfolio leading to a need to increase our allowance for loan losses;
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
•The reduced economic activity could develop into a local and/or global economic recession, which could adversely affect the demand for our products and services;
•Increased unemployment and decreased consumer confidence, which could adversely affect account openings and result in decreased deposit activity and increased withdrawal activity;
•The potential volatility in the fair value and yields of our investment portfolio;
•A severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our ability to access the debt and/or equity markets in the future on attractive terms, or at all, or negatively impact our credit ratings; and

•Any reduction/impairment in value of the collateral used by our customers to secure their obligations with us that could be recorded as a result of weaker economic conditions.
The extent of the impact of COVID-19 over the Company and its customers will depend on a number of issues and future developments, which, at this time, are extremely uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact of the pandemic, the effectiveness of vaccination programs, and the direct and indirect effects that the pandemic and related containment measures may have, among others.

In addition, the Company’s participation, including on behalf of customers and clients, in U.S. government programs aimed at supporting individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic could be criticized and subject the Company to governmental investigations, enforcement actions, exposure to litigation and negative publicity any or all of which could increase the Company’s operational, legal and compliance costs and damage its reputation.

The COVID-19 pandemic presents material uncertainty and risk with respect to the financial condition, results of operations, cash flows and performance of the Company and the rapid development and fluidity of the situation surrounding the pandemic prevents any prediction as to its full adverse impact. Moreover, many risk factors described in this Form 10-K for the year ended December 31, 2021 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, mainly provided by third party vendors, and a growing demand for mobile and other smart device and digital and internet based banking applications and cryptocurrency and the use of blockchain technology. In addition to allowing us to service our clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs and the risks associated with fraud and other operational risks. Technological changes may impact our product and service offerings and may negatively affect the revenue stream of our traditional products and services. The largely unregulated Fintech industry has increased its participation in the lending and payments businesses, and has increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and which create additional efficiencies in operations, while controlling the risk of cyberattacks and disruptions, and data breaches. Our strategic plan contemplates simplifying and improving our information technology, and making significant additional investments in technology. We may not be able to effectively implement new technology-driven products and services as quickly or at the costs anticipated. Furthermore, replacing third-party dependent solutions may also be time consuming and could potentially create disruptions with other already implemented solutions. Such technology may prove less effective than anticipated, and conversion issues may increase the costs of the new technology and delay its use. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.
Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats.
We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could impact our ability to serve our customers, operate our business and affect our customers’ privacy and could damage our reputation, generally. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyberattacks. Financial institutions and their service providers are regularly attacked, some of which have involved sophisticated and targeted attack methods, including use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among others. Such cyberattacks may also be directed at disrupting the operations of public companies or their business partners, which are intended to effect unauthorized fund transfers, obtain unauthorized access to confidential information, destroy data, disable or degrade service, sabotage systems, and/or cause serious reputational harm often through the introduction of computer viruses or malware, cyberattacks and other means. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. These risks may increase in the future as the use of mobile banking and other internet-based products and services continues to grow.

Despite our cybersecurity policies and procedures and our efforts to monitor and ensure the integrity of our and our service providers’ systems, we may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. In addition, the impact and severity of a particular cyberattack may not be immediately clear, and it may take a significant amount of time before such determination can be made. While the investigation of a cyberattack is ongoing, we may not be fully aware of the extent of the harm caused by the cyberattack and it may not be clear how to contain and remediate such harm and any damage may continue to spread.

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
Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers.

We outsource many of our major systems and critical back-office operations, such as data processing, recording, and monitoring transactions, online banking interfaces and service, internet connections and network access. For example, we entered into a new multi-year outsourcing agreement with the world's largest provider of banking and payments technology, to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain critical back-office operations and expect to transition our entire core banking system to the one offered and serviced by this vendor. An interruption or failure of the services we receive through these outsourced systems could cause an interruption of our operations. Since our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials in case such third-party systems fail or experience interruptions or if demand for services exceeds capacity.

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
Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt or to refinance our debt will depend on our future operating performance. Prevailing economic conditions (including inflationary pressures, rising interest rates, and uncertainty surrounding global markets), regulatory constraints, including, among other things, limitations on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and non-banking subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.
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
We are exposed to downturns in the U.S. economy and market conditions generally. The COVID-19 pandemic has had, and another pandemic in the future could have, a negative impact on the economy and financial markets, globally and in the United States. In many countries, including the United States, the COVID-19 pandemic has had a significant negative impact on economic activity and has contributed to significant volatility and negative pressure in financial markets. The COVID-19 pandemic has been continuously evolving and actions taken around the world to help mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many regions, including the markets we serve as well as industries in which we regularly extend credit.

Interest rates have been low for an extended period in recent years and have remained at historically low levels that have placed pressure on our NIM. On the contrary, increases in interest rates will generate competitive pressures on the deposit cost of funds. We are unable to accurately predict the pace and magnitude of changes to interest rates, or the impact these changes will have on our results of operations.
Although there have been recent positive developments in relation to unemployment data, the housing sector, and credit quality, we cannot predict whether the current uncertain economic conditions in the economy will improve significantly in the near term. If the economy were to deteriorate further, it may impact us in significant and unpredictable ways. In connection with these events, we may face the following particular risks: market developments may negatively affect industries we extend credit to and may result in increased delinquencies and default rates, which, among other effects, could negatively impact our charge-offs and provision for loan losses; market disruptions could make valuation of assets more difficult and subjective and may negatively affect our ability to measure the fair value of our assets; and, loan performance could deteriorate, loan default levels and foreclosure activity increase and or our assets could materially decline in value. Any of these risks individually or a combination could have a material adverse effect on our financial condition or results of operations.
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
We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the FDIC, the Securities and Exchange Commission, Financial Industry Regulatory Authority, and Cayman Islands Monetary Authority. Our success is affected by regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors and the FDIC’s DIF, not shareholders. From time to time, regulators raise issues during examinations of us which, if not determined satisfactorily, could have a material adverse effect on us. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.
The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes. The nature, effects and timing of administrative and legislative change, and possible changes in regulation or regulatory approach cannot be predicted. Changes, if adopted, could require us to maintain more capital, liquidity, adopt changes to our operating policies and procedures and risk controls which could adversely affect our growth, profitability and financial condition.

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
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected.

We, as a bank holding company, and the Bank are subject to capital rules of the Federal Reserve and the OCC, that implement a set of capital requirements issued by the Basel Committee on Banking Supervision known as Basel III. See “Supervision and Regulation—Capital Requirements.” We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future under currently effective regulatory capital rules. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. In addition, we may, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of the communities we serve. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which may be limited by events outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

Although the Company and the Bank currently complies with all capital requirements, the regulatory capital rules applicable to us and the Bank may continue to change due to new requirements established by the Basel Committee on Banking Supervision or legislative, regulatory or accounting changes in the United States. We cannot predict the effect that any changes to current capital requirements would have on us and the Bank. Any failure to remain “well capitalized” for bank regulatory purposes, could affect customer confidence, and our: ability to grow; costs of and availability of funds; FDIC deposit insurance premiums; ability to raise, rollover or replace brokered deposits; ability to pay dividends, ability to make acquisitions, open new branches or engage in new activities; flexibility if we become subject to prompt corrective action restrictions; ability to make payments of principal and interest on our capital instruments; and ability to pay dividends on our capital stock.

We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion.
As of December 31, 2021 and 2020, our total assets were $7.6 billion and $7.8 billion, respectively. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion within the next five years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock; subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act; subject to certain enhanced prudential standards; and no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.
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
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have a significant number of customers from, or which do business in Latin America. As of December 31, 2021, $2.0 billion, or 35.9%, of our total deposits were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $99.6 million, or 1.79%, of our total loans, at December 31, 2021.
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

Risks Related to Ownership of Our Common Stock
Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends.

We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our principal source of cash, other than securities offerings, is dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock, as well as interest on our trust preferred securities and interest and principal on our Senior Notes. Several laws and regulations limit the amount of dividends that the Bank may pay us as well as the dividends that we may pay on our common stock, see “Supervision and Regulation - Payment of Dividends.” Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock.

There can be no assurance of whether we will continue to pay dividends on our common stock in the future. Future dividends will be declared and paid at the discretion of our Board of Directors and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, and other factors that our board of directors may deem relevant as well as applicable federal and state regulations.

Certain of our existing shareholders could exert significant control over the Company.

As of February 28, 2022, our executive officers, directors and certain greater than 5% holders of our Class A common stock beneficially own outstanding shares representing, in the aggregate, approximately 21% of the outstanding shares of our Class A common stock (without giving effect to the broad family holdings of the Capriles, Marturet and Vollmer families which will bring the percentage to an aggregate of approximately 35%.) As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other shareholders and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement. This concentration of ownership of the Company’s shares of Class A common stock may delay or prevent a merger or acquisition or other transaction resulting in a change in control of the Company even when other shareholders may consider the transaction beneficial, and might adversely affect the market price of our shares of Class A common stock.
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

We cannot predict the prices at which our shares of common stock will continue to trade. You should consider an investment in our common stock to be risky. The trading price of our common stock is subject to wide fluctuations and may be subject to fluctuations in the future. The market price of our common stock could be subject to significant variations in response to, among other things, the factors described in this “Risk Factors” section, and other factors, some of which are beyond our control, including:
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
•the intent of our shareholders, including institutional investors, to hold or sell their shares of common stock;
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
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Class A common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing shareholders’ equity interests. In addition, we are authorized to issue up to 250 million shares of our Class A common stock. We are authorized to issue, without shareholder approval, up to 50 million shares of preferred stock in one or more series, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, that may be superior to the rights of holders of our Class A common stock. We are authorized to issue, without shareholder approval, except as required by law or the Nasdaq Global Select Market, securities convertible into either common stock or preferred stock. Furthermore, we have adopted an equity compensation program for our employees, which also could result in dilution of our existing shareholders’ equity interests.

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
We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage and intend to continue to take advantage of some of the exemptions from reporting requirements that are afforded to emerging growth companies including, but not limited to, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we intend to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may become more volatile. We may take advantage of these exemptions until we are no longer an emerging growth company.

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
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the recent escalation in regional conflicts exemplified by Russia’s invasion of Ukraine), epidemics and global pandemics (such as the outbreak of the novel coronavirus COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where we operate or where our customers live (including Venezuela) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Our business is mainly concentrated in two markets—South Florida, and the Houston, Texas area, which may increase our risks from extreme weather.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, Florida (the “Headquarters Building”), located at 220 Alhambra Circle, Coral Gables, Florida 33134. In 2021, we sold the Headquarters Building, and leased-back the property for an eighteen-year term. As of December 31, 2021, we occupy approximately 59,000 square feet, or approximately 33%, of the Headquarters Building, with the remaining approximately 118,000 square feet, or approximately 67%, either leased to third-parties or available for lease. Additionally, a significant portion of our support service units operate out of our approximately 100,000 square feet operations center in the Beacon Industrial Park area of Doral, Florida (the “Beacon Operations Center”). In 2020, the Company sold the Beacon Operations Center. Following the sale of the Beacon Operations Center, the Company leased-back the property for a two-year term ending in December 2022. We continue to occupy 100% of this building. In 2021, we entered into a lease agreement to relocate our operations center and a significant portion of our support services to the Miramar Park of Commerce (the “Miramar Operations Center”), located at 10500 Marks Way, Miramar, Florida 33025. The Miramar Operations Center has a more efficient layout that will allow us to reduce our space to approximately 57,999 square feet. We expect to complete this relocation in the fourth quarter of 2022.

As of December 31, 2021, we have 24 banking centers, including 17 in Florida and 7 in Texas. We occupy 16 banking centers under lease agreements, six owned banking centers are located on ground subject to long-term land leases of 20 to 30 years, each with an option, or options, to renew and one owned banking center is located on ground subject to a land lease that expired on December 23, 2021, and is now on a month-to-month lease basis. This branch is expected to be relocated to a new location nearby. Our banking centers range from approximately 1,900 square feet to approximately 7,000 square feet, average approximately 4,450 square feet and total approximately 103,100 square feet. The total monthly rent for the banking centers is approximately $1.3 million and the total annual rental expense for the leased banking centers is approximately $15 million, including the long-term land leases.

In addition to the banking centers, we lease approximately 14,000 square feet in Houston, Texas, which we use as our Texas regional office. The annual rent is approximately $850 thousand.

We lease approximately 6,000 square feet in New York City, which was primarily used as a LPO for CRE loans. The annual rent is approximately $535 thousand. We closed our New York CRE LPO in 2021. We subleased this property in January 2022. We also lease one location in Tampa, Florida which is primarily used as a LPO for CRE loans. The annual rent is approximately $87 thousand.

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Market For Capital Stock
Our shares of Class A common stock, par value $0.10 per share, are listed and trade on the Nasdaq Global Select Market under the symbol “AMTB”. Until November 17, 2021 the Company’s shares of Class B common stock, par value $0.10 per share, were listed and traded on the Nasdaq Global Select Market under the symbol “AMTBB”, see “Clean-up Merger” under Item 1. Business.
Holders of record
As of February 22, 2022, there were 1,135 shareholders of record of the Company’s Class A common stock. The shareholders of record include Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders.
Dividends
The Company declared cash dividends in an amount of $0.06 per share of common stock and $0.09 per share of common stock on December 8, 2021 and January 19, 2022, respectively. Future dividends, if any, will be subject to our board of directors’ discretion and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, and other factors that our board of directors may deem relevant as well as applicable federal and state regulations. Under Florida law, the Company may only pay dividends if after giving effect to each dividend the Company would be able to pay its debts as they become due and the Company’s total assets would exceed the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of each dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those entitled to receive the dividend. In addition, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Also, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation—Payment of Dividends.”

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended December 31, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
October 1 - October 31	—	—	—	$50,000,000
November 1 - November 30	364,304	29.91	364,304	47,583,665
December 1 - December 31	810,815	31.37	810,815	22,148,414
Total	1,175,119	$30.92	1,175,119	$22,148,414

(1) On September 13, 2021, the Company announced its intention to effect a clean-up merger, subject to shareholder approval, pursuant to which a subsidiary of the Company would merge with and into the Company (the “Clean-up Merger”). Under the terms of the Clean-up Merger, each outstanding share of Class B common stock would automatically be converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock. Under the terms of the Clean-up Merger, all shareholders that would hold fractional shares as a result of the Clean-up Merger would receive a cash payment in lieu of such fractional shares. To the extent that following the Clean-up Merger any holder would beneficially own fewer than 100 shares of Class A common stock, such holder would also receive cash in lieu of Class A common stock. The Clean-up Merger was approved by the Shareholders on November 15, 2021 and the Clean-up Merger was completed on November 18, 2021. In connection with the Clean-up Merger, the Company repurchased an aggregate 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Clean-Up Merger. These shares were repurchased at a price per share of $30.10 and an aggregate purchase price of approximately $8.5 million.

(2) On September 13, 2021, the Company further announced that its Board of Directors approved a stock repurchase program which provides for the potential repurchase of up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”). Under the Class A Common Stock Repurchase Program, the Company may repurchase shares of Class A common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares of Class A common stock and the timing of such purchases will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class A Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of shares of Class A common stock, and may be suspended or discontinued at any time without notice. In the period from November 1 through November 30, 2021, under the Class A Common Stock Repurchase Program, the Company repurchased a total of approximately $2.4 million or 82,579 shares of Class A common stock at a weighted average price of $29.26 per share. In the period from December 1 through December 31, 2021, under the Class A Common Stock Repurchase Program, the Company repurchased a total of approximately $25.4 million or 810,815 shares of Class A common stock at a weighted average price of $29.26 per share. As of December 31, 2021, under the Class A Common Stock Repurchase Program, the Company had repurchased a total of $27.9 million, or 893,394, shares of Class A common stock at a weighted average price of $31.18 per share.

(3) The amount reflected in column (d) corresponds to the maximum dollar value of shares that may yet be purchased under the Class A Stock Repurchase Program described in footnote (2) above and is not impacted by the repurchases of Class A common stock completed in connection with the Clean-up Merger described in footnote (1) above. The Clean-up Merger did not establish a maximum number of shares or dollar value of Class A Common Stock to be repurchased as part of the Clean-up Merger.

Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock and the Class B common stock from August 29, 2018 to December 31, 2021, as compared to the cumulative total return on stocks included in the NASDAQ Composite Index and the KBW Nasdaq Regional Bank Index over such period. Cumulative total return expressed in Dollars assumes an investment of $100 on August 29, 2018 and reinvestment of dividends as paid.

Total Return Performance
$200
$150
$100
$50
8/29/2018 (1)
12/31/2018
12/31/2019
12/31/2020
12/31/2021
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

Total Return Performance (in Dollars)	August 29, 2018	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
AMTB	$100.00	$72.28	$121.05	$84.44	$191.94
AMTBB	100.00	55.67	90.28	64.61	N/A
NASDAQ Composite Index	100.00	81.82	110.64	158.92	192.92
KBW Index	100.00	77.27	102.11	88.19	119.09
The above graph and table illustrate the performance of Company Class A and Class B common stock from August 29, 2018, the first day that pricing information was available, and reflect:

•the Spin-off;
•the IPO;
•the Company's repurchase of certain of its shares of Class B common stock from the Former Parent; and
•the Clean-up Merger, under which terms each outstanding share of Class B common stock was automatically converted to 0.95 of a share of Class A common stock.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements.

Overview

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company subsidiary, the Cayman Bank, and the mortgage company, Amerant Mortgage LLC. The Bank’s primary markets are South Florida, where we are headquartered and operate seventeen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we have seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have an LPO in Tampa, Florida. See “Item1-Business” for recent developments.

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income or loss, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, and indicators of financial performance including return on assets (“ROA”) and return on equity (“ ROE”).
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements, senior notes and junior subordinated debentures. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, as well as premiums or discounts paid on loan purchases, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with GAAP.
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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) data processing and fees for other services provided to the Former Parent and its affiliates in 2019; (vi) securities gains or losses; (vii) net gains and losses on early extinguishment of FHLB advances; (viii) income from derivative transaction with customers, and (ix) other noninterest income. In addition, noninterest income in 2021 include a gain of $62.4 million on the sale of the Company’s Headquarters Building which is presented separately in the Company’s consolidated statement of operations and comprehensive income. See “Item 1- Business” for more details.
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
Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees include credit and debit card interchange fees and other fees. In addition, card servicing fees have included credit card issuance fees. In 2019, we revised our card program to continue to serve our card customers, reduce risks and increase the efficiency of a relatively small program. We also entered into referral arrangements with recognized U.S.-based card issuers, which permit us to serve our customers and earn referral fees and share interchange revenue without exposure to credit risk. We ceased to be a direct credit card issuer early in 2020. Prior to that time, credit card issuance fees were generally recognized over the period in which the cardholders were entitled to use the cards.
In 2019 and prior periods, we historically provided certain administrative services to the Former Parent’s non-U.S. affiliates under certain administrative and transition service agreements with arms-length terms and pricing. Income from this source was generally based on the direct costs associated with providing the services plus a markup, and reviewed periodically. These fees were paid by our Former Parent and its non-U.S. affiliates in U.S. Dollars. In 2019, we were paid approximately $1.0 million for these services. These administrative and transition services ended in 2019, therefore, we earned no fees for these services in 2021 and 2020. Our Former Parent’s non-U.S. affiliates have also provided, and continue to provide, certain shareholder services to us under a service agreement.

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
Our fee income generated on customer interest rate swaps and other loan level derivatives are primarily dependent on volume of transactions complete with customers and are included in noninterest income.
Mortgage banking income related to Amerant Mortgage Inc., which commenced operations in May 2021, is included as part of other noninterest income.

Noninterest Expense. Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit and business insurance assessments and premiums; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; and (vii) other operating expenses. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.
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
Professional and other services fees include legal, accounting and consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations. In 2021, professional fees include expenses associated with the outsourcing of our internal audit function which began in the second quarter of 2021.
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
Other operating expenses include advertising, marketing (including rebranding expenses in 2019), community engagement, and other operational expenses. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
Noninterest expenses in 2021 include additional salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage Inc.’s ongoing business.

During 2021, 2020 and 2019, we had restructuring expenses of approximately $7.1 million, $11.9 million and $5.0 million, respectively, including: (i) staff reduction costs of $3.6 million, $6.4 million and $1.5 million in 2021, 2020 and 2019, respectively; (ii) legal and consulting fees of $1.7 million in 2021; (iii) a lease impairment charge of $0.8 million in 2021; (iv) branch closure expenses of $0.5 million and $2.4 million in 2021 and 2020, respectively; (v) digital transformation expenses of $0.4 million and $3.1 million in 2021 and 2020, respectively, and (vi) rebranding costs of $3.6 million in 2019.

Restructuring expenses are those incurred for actions designed to implement the Company’s strategy as an independent company. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. We use fully-insured brokered time deposits under $250,000 as part of our liquidity management tools. In addition, in 2020, the Company began offering interest-bearing deposit products to broker-dealer firms through a third-party deposit broker network, including brokered money market and brokered interest bearing demand deposit accounts. However, we remain focused on relationship-driven core deposits. In 2021, we changed our definition of core deposits to better align its presentation with the Company’s internal monitoring and overall liquidity strategy. Under this new definition, core deposits consist of total deposits excluding all time deposits. In prior periods, the Company used the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits,” which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.
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

Summary Results
Results for the year ended December 31, 2021 were as follows:
•Net income attributable to the Company was $112.9 million in the year ended December 31, 2021, compared to a net loss attributable to the Company of $1.7 million in the year ended December 31, 2020.
•Return on assets (“ROA”) and return on equity (“ROE”) were 1.50% and 14.19%, respectively, in the year ended December 31, 2021, compared to negative 0.02% and 0.21%, respectively, in the year ended December 31, 2020.

•Net interest income was $205.1 million for the year ended December 31, 2021, up $15.6 million, or 8.2%, from $189.6 million for the year ended December 31, 2020. Net interest margin was 2.90% for the full-year 2021, up 38 basis points from 2.52% for the full-year 2020.

•The Company released $16.5 million from the ALL in the year ended December 31, 2021, compared to a provision for loan losses of $88.6 million in the year ended December 31, 2020. The ratio of allowance for loan losses to total loans held for investment was 1.29% as of December 31, 2021, down from 1.90% as of December 31, 2020. The ratio of net charge-offs to average total loans held for investment in the year ended December 31, 2021 was 0.44%, compared to 0.52% in the year ended December 31, 2020.

•Noninterest income was $120.6 million in the year ended December 31, 2021, up $47.2 million, or 64.2%, compared to $73.5 million in the year ended December 31, 2020. Noninterest income in 2021 included a $62.4 million gain on the sale of the Company’s headquarters building. Noninterest income in 2020 includes a $26.5 million gain on sale of securities.

•Noninterest expense was $198.2 million in the year ended December 31, 2021, up $19.5 million, or 10.9%, compared to $178.7 million in the year ended December 31, 2020. Noninterest expenses include restructuring expenses of approximately $7.1 million in 2021 and $11.9 million in 2020.

•The efficiency ratio was 60.9% in the year ended December 31, 2021, compared to 68.0% in the year ended December 31, 2020.

•Total gross loans, which include loans held for sale, were $5.6 billion at December 31, 2021, down $274.8 million, or 4.7%, compared December 31, 2020. Total deposits were $5.6 billion at December 31, 2021, down $100.8 million, or 1.8%, compared to December 31, 2020.

•Stockholders’ book value per common share attributable to the Company increased to $23.18 at December 31, 2021, compared to $20.70 at December 31, 2020. Tangible book value per common share increased to $22.55 as of December 31, 2021, compared to $20.13 at December 31, 2020. See “Tangible Common Equity and Tangible Book Value Per Common Share” for a reconciliation of these non-GAAP financial measures.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

Net income (loss)
The table below sets forth certain results of operations data for the years ended December 31, 2021, 2020 and 2019:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Net interest income	$205,141	$189,552	$213,088	$15,589	8.2%	$(23,536)	(11.0)%
(Reversal of) provision for loan losses	(16,500)	88,620	(3,150)	(105,120)	(118.6)%	91,770	NM
Net interest income after (reversal of) provision for loan losses	221,641	100,932	216,238	120,709	119.6%	(115,306)	(53.3)%
Noninterest income	120,621	73,470	57,110	47,151	64.2%	16,360	28.6%
Noninterest expense	198,242	178,736	209,317	19,506	10.9%	(30,581)	(14.6)%
Income (loss) before income tax (expense) benefit	144,020	(4,334)	64,031	148,354	NM	(68,365)	(106.8)%
Income tax (expense) benefit	(33,709)	2,612	(12,697)	(36,321)	NM	15,309	(120.6)%
Net income (loss) before attribution of noncontrolling interest	110,311	(1,722)	51,334	112,033	NM	(53,056)	(103.4)%
Net loss attributable to noncontrolling interest	(2,610)	—	—	(2,610)	NM	—	—%
Net income (loss) attributable to Amerant Bancorp Inc.	$112,921	$(1,722)	$51,334	$114,643	NM	$(53,056)	(103.4)%
Basic earnings (loss) per common share	$3.04	$(0.04)	$1.21	$3.08	NM	$(1.25)	(103.3)%
Diluted earnings (loss) per common share (1)	$3.01	$(0.04)	$1.20	$3.05	NM	$(1.24)	(103.3)%

__________________
(1)    At December 31, 2021, potential dilutive instruments consist of unvested shares of restricted stock, restricted stock units and performance share units (consisted of unvested shares of restricted stock and restricted stock units at December 31, 2020 and 2019). See Note 22 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share in 2021, 2020 and 2019.
NM - means not meaningful

2021 compared to 2020

In 2021, we reported net income attributable to the Company of $112.9 million, or $3.01 per diluted share, compared to a net loss of $1.7 million, or $0.04 loss per diluted share, in 2020, mainly due to: (i) the $16.5 million reversal of the allowance for loan losses in 2021, compared to a $88.6 million provision for loan losses recorded in 2020, mainly the result of improved macro-economic conditions and upgrades, payoffs and pay-downs of non-performing loans and special mention loans, and decision to sell certain loans from our New York CRE loans portfolio; (ii) higher noninterest income mainly driven by a $62.4 million gain on the sale of the Company’s headquarters building, and (iii) higher net interest income. These results were partially offset by higher noninterest expenses. Net income attributable to the Company excludes a net loss of $2.6 million attributable to a 49% non-controlling interest of Amerant Mortgage Inc. which commenced operations in May 2021. The Company attributed a net loss of $2.6 million to the non-controlling interest on the basis of a $5.3 million net loss for Amerant Mortgage Inc. in 2021, primarily derived from salary and employee benefits, mortgage lending costs and professional and other service fees which are included in our consolidated results of operations.

Net interest income was $205.1 million in 2021, an increase of $15.6 million, or 8.2%, from $189.6 million in 2020. This was mainly due to lower interest expense as a result of: (i) lower cost of total deposits and FHLB advances, and (ii) lower average balance of time deposits and FHLB advances. In addition, there was an increase in interest income due to higher average yields on total interest earning assets. These results were partially offset by: (i) lower average balance of total interest earning assets; (ii) a higher average balance of Senior Notes as these were issued late in the second quarter of 2020, and (iii) higher average balance of total interest bearing checking and savings accounts. See “-Net interest Income” for more details.

Noninterest income was $120.6 million in 2021, an increase of $47.2 million, or 64.2%, compared to $73.5 million in 2020. These results were mainly due to a gain of $62.4 million on the sale of the Company’s headquarters building in the fourth quarter of 2021. In addition, we had higher other noninterest income, mainly due to: (i) a net gain of $3.8 million on the sale of $95.1 million of PPP loans in the second quarter of 2021; (ii) mortgage banking income of $1.7 million related to Amerant Mortgage Inc. Furthermore, there were increases in brokerage, advisory and fiduciary activity fees and deposits and service fees and loan-level derivative income. These increases were partially offset by a decrease of $23.3 million in net gains on securities, and a net loss of $2.5 million on the early termination of $235 million of FHLB advances in 2021. See “-Noninterest Income” for more details.

Noninterest expense was $198.2 million in 2021, an increase of $19.5 million, or 10.9%, from $178.7 million in 2020. This was primarily driven by higher professional and other services fees mainly driven by the: (i) the onboarding of a new firm as result of the outsourcing of the Company’s internal audit function; (ii) the Clean-up Merger and related transactions; (iii) consulting services received from FIS; (iv) higher recruitment fees, mainly related to the mortgage and private banking businesses, and (v) consulting services in connection with the design of the Company’s new compensation programs. In addition, we had higher salary and employee benefits mainly due to: (i) the absence of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020; (ii) higher stock-based compensation as a result of new grants during the year under the Company’s long-term incentive plan, as well as higher performance-based variable compensation during the year, and (iii) new hires, primarily in the mortgage and private banking businesses. The increase in salary and employee benefits in 2021 was partially offset by staff reductions completed at the end of 2020. The increase in noninterest expense also included higher other operating expenses, occupancy and equipment, telecommunication and data processing and FDIC assessments and insurance. See “-Noninterest Expense” for more details.

In 2021, noninterest expenses included approximately $7.1 million in noninterest expenses related to Amerant Mortgage Inc., which commenced operations in May 2021 and had 72 FTEs at December 31, 2021. These expenses included: (i) $5.5 million related to salaries and employee benefits expenses, and (ii) $1.6 million related to mortgage lending costs, professional fees and other noninterest expenses.

In 2021, noninterest expense included restructuring costs of $7.1 million, compared to $11.9 million in 2020. The decrease in restructuring costs in 2021 compared to 2020 was primarily driven by lower staff reductions costs, digital transformation and branch closure expenses.

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

Net interest income declined to $189.6 million in 2020 from $213.1 million in 2019, a decrease of $23.5 million or 11.0%, mainly as a result of lower average yields on interest earning assets. This was partially offset by lower deposit and lower wholesale funding costs and higher average interest-earning asset balances. See “-Net interest Income” for more details.
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

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021, 2020 and 2019. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of net deferred loan origination costs and premiums or discounts paid on loan purchases accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2021			2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1) (2)	$5,514,110	$216,097	3.92%	$5,716,371	$220,898	3.86%	$5,658,196	$263,011	4.65%
Debt securities available for sale (3)	1,194,505	26,953	2.26%	1,444,213	34,001	2.35%	1,508,203	40,420	2.68%
Debt securities held to maturity (4)	97,501	2,036	2.09%	66,136	1,343	2.03%	80,761	1,946	2.41%
Debt securities held for trading	165	5	3.03%	—	—	—%	—	—	—%
Equity securities with readily determinable fair value not held for trading	22,332	284	1.27%	24,290	452	1.86%	23,611	558	2.36%
Federal Reserve Bank and FHLB stock	53,106	2,222	4.18%	67,840	3,227	4.76%	68,525	4,286	6.25%
Deposits with banks	201,950	247	0.12%	202,026	633	0.31%	125,671	2,753	2.19%
Total interest-earning assets	7,083,669	247,844	3.50%	7,520,876	260,554	3.46%	7,464,967	312,974	4.19%
Total non-interest-earning assets less allowance for loan losses	449,347			510,673			473,412
Total assets	$7,533,016			$8,031,549			$7,938,379

	Years Ended December 31,
	2021			2020			2019
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates

Interest-bearing liabilities:
Checking and saving accounts:
Interest bearing demand	1,309,699	591	0.05%	1,154,166	439	0.04%	1,177,031	925	0.08%
Money market	1,311,278	3,483	0.27%	1,165,447	7,070	0.61%	1,150,459	15,625	1.36%
Savings	324,618	50	0.02%	321,766	58	0.02%	361,069	65	0.02%
Total checking and saving accounts	2,945,595	4,124	0.14%	2,641,379	7,567	0.29%	2,688,559	16,615	0.62%
Time deposits	1,668,459	23,766	1.42%	2,360,367	45,765	1.94%	2,344,587	51,757	2.21%
Total deposits	4,614,054	27,890	0.60%	5,001,746	53,332	1.07%	5,033,146	68,372	1.36%
Securities sold under agreements to repurchase	123	1	0.81%	252	1	0.40%	220	5	2.27%
Advances from the FHLB and other borrowings (5)	822,769	8,595	1.04%	1,116,899	13,168	1.18%	1,134,551	24,325	2.14%
Senior notes	58,737	3,768	6.42%	30,686	1,968	6.41%	—	—	—%
Junior subordinated debentures	64,178	2,449	3.82%	66,402	2,533	3.81%	108,765	7,184	6.61%
Total interest-bearing liabilities	5,559,861	42,703	0.77%	6,215,985	71,002	1.14%	6,276,682	99,886	1.59%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,046,766			876,393			791,239
Accounts payable, accrued liabilities and other liabilities	130,548			100,932			72,558
Total non-interest-bearing liabilities	1,177,314			977,325			863,797
Total liabilities	6,737,175			7,193,310			7,140,479
Stockholders' equity	795,841			838,239			797,900
Total liabilities and stockholders' equity	$7,533,016			$8,031,549			$7,938,379
Excess of average interest-earning assets over average interest-bearing liabilities	$1,523,808			$1,304,891			$1,188,285
Net interest income		$205,141			$189,552			$213,088
Net interest rate spread			2.73%			2.32%			2.60%
Net interest margin (6)			2.90%			2.52%			2.85%
Cost of total deposits (7)			0.49%			0.91%			1.17%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.41%			120.99%			118.93%
Average non-performing loans/ average total loans	1.61%			1.12%			0.48%
__________________
(1)    Includes loans held for investment net of the allowance for loan losses and loans held for sale. The average balance of the allowance for loan losses was $101.1 million, $91.5 million and $57.7 million in the years ended December 31, 2021, 2020 and 2019, respectively. The average balance of total loans held for sale was $72.7 million, $37 thousand and $82 thousand in the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Includes average non-performing loans of $90.6 million, $64.8 million and $27.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income that would have been recognized on these non-performing loans totaled $6.2 million, $2.7 million and $1.4 million in 2021, 2020 and 2019, respectively.

(3)    Includes nontaxable securities with average balances of $46.2 million, $72.2 million and $121.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The tax equivalent yield for these nontaxable securities was 1.76%, 2.94% and 3.60% for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(4)    Includes nontaxable securities with average balances of $50.2 million, $66.1 million and $80.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The tax equivalent yield for these nontaxable securities was 2.58%, 2.57% and 3.05% for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(5)    The terms of the advance agreement require the Bank to maintain certain investment securities or loans as collateral for these advances.
(6)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets, which yield interest or similar income.
(7) Calculated based upon the average balance of total noninterest bearing and interest bearing deposits.

Interest Rates and Operating Interest Differential
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. In this table, we present for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of assets and liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); and (iii) change in both volume and rate which is allocated to rate. See “Risk Factors— Our profitability is subject to interest rate risk.”

	Increase (Decrease) in Net Interest Income
	2021 vs 2020			2020 vs 2019
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$(7,807)	$3,006	$(4,801)	$2,704	$(44,817)	$(42,113)
Debt securities available for sale	(5,868)	(1,180)	(7,048)	(1,715)	(4,704)	(6,419)
Debt securities held to maturity	637	56	693	(352)	(251)	(603)
Debt securities held for trading	5	—	5	—	—	—
Equity securities with readily determinable fair value not held for trading	(36)	(132)	(168)	16	(122)	(106)
Federal Reserve Bank and FHLB stock	(701)	(304)	(1,005)	(43)	(1,016)	(1,059)
Deposits with banks	—	(386)	(386)	1,673	(3,793)	(2,120)
Total interest-earning assets	$(13,770)	$1,060	$(12,710)	$2,283	$(54,703)	$(52,420)
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$62	$90	$152	$(18)	$(468)	$(486)
Money market	890	(4,477)	(3,587)	204	(8,759)	(8,555)
Savings	1	(9)	(8)	(7)	—	(7)
Total checking and saving accounts	953	(4,396)	(3,443)	179	(9,227)	(9,048)
Time deposits	(13,423)	(8,576)	(21,999)	348	(6,340)	(5,992)
Total deposits	(12,470)	(12,972)	(25,442)	527	(15,567)	(15,040)
Securities sold under agreements to repurchase	(1)	1	—	—	(4)	(4)
Advances from the FHLB and other borrowings	(3,471)	(1,102)	(4,573)	(378)	(10,779)	(11,157)
Senior notes	1,798	2	1,800	—	1,968	1,968
Junior subordinated debentures	(85)	1	(84)	(2,798)	(1,853)	(4,651)
Total interest-bearing liabilities	$(14,229)	$(14,070)	$(28,299)	$(2,649)	$(26,235)	$(28,884)
Increase (decrease) in net interest income	$459	$15,130	$15,589	$4,932	$(28,468)	$(23,536)

In 2021, the Company continued to focus on containing NIM pressure by: (i) decreasing cost of funds through strategic repricing of customer time and commercial relationship money market deposits, and (ii) proactively seeking incremental spreads and volumes in our loan originations. In addition, in the second quarter of 2021, the Company reduced interest expense by restructuring $285 million of its fixed-rate FHLB advances. See discussion on net interest income below for more details.

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

Net interest income
2021 compared to 2020
In 2021, net interest income was $205.1 million, an increase of $15.6 million, or 8.2%, from $189.6 million in 2020. This was primarily due to a decline in interest expense on total interest bearing liabilities, including declines of 37 basis points in the average cost, and $656.1 million, or 10.6%, in their average balance. These declines were primarily due to: (i) lower cost of total deposits and FHLB advances, and (ii) lower average balance of time deposits and FHLB advances. In addition, there was an increase of 4 basis points in the average yields on total interest earning assets, mainly loans. The increase in net interest income was partially offset by: (i) a decrease of $437.2 million, or 5.8% in the average balance of total interest earning assets; (ii) a higher average balance of Senior Notes as these were issued late in the second quarter of 2020, and (iii) higher average balance of interest bearing checking and savings accounts. Net interest margin was 2.90% in 2021, an increase of 38 basis points from 2.52% in 2020. See discussions further below for more details.

Interest Income. Total interest income was $247.8 million in 2021, a decline of $12.7 million, or 4.9% compared to $260.6 million in 2020, mainly due to a decrease of $437.2 million, or 5.8%, in the average balance of total interest earning assets, mainly debt securities available for sale and loans. This was partially offset by an increase of 4 basis points in the average yield of total interest earning assets, mainly loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on loans in 2021 was $216.1 million, a decrease of $4.8 million, or 2.2%, compared to $220.9 million in 2020. This was primarily due to a decrease of $202.3 million, or 3.5%, in the average balance of loans in in 2021 over the same period in 2020, mainly driven by loan prepayments and the sale and forgiveness of PPP loans in 2021. This was partially offset by an increase of 6 basis points in average yields on loans, primarily driven by: (i) higher-yielding consumer loans purchased throughout 2020 and 2021, and (ii) an increase in prepayment penalties of $0.5 million. The increase in average yields was partially offset by the full effect in 2021 of the Federal Reserve’s emergency rate cuts in March 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $27.0 million in 2021, a decrease of $7.0 million, or 20.7%, compared to $34.0 million in 2020. This was mainly due to a decrease of $249.7 million, or 17.3%, in their average balance and a 9 basis points decline in average yields. These results were mainly driven by high prepayment activity of primarily mortgage-backed securities, sales completed throughout 2020 and 2021, and lower reinvestment rates. In 2021, we continue with our strategy of insulating the investment portfolio from prepayment risk. As of December 31, 2021, corporate debt securities comprised 30.4% of the available-for-sale portfolio, up from 24.6% at December 31, 2020. As of December 31, 2021, floating rate investments represent only 10.6% of our investment portfolio (this includes debt securities available for sale and held to maturity and equity securities with readily determinable fair value not held for trading) compared to 13.6% at December 31, 2020. In addition, recomposition towards high duration, and natural extension of the mortgage portfolio, has increased the overall duration to 3.6 years at December 31, 2021 from 2.4 years at December 31, 2020. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest Expense. Interest expense was $42.7 million in 2021, a decrease of $28.3 million, or 39.9%, compared to $71.0 million in 2020. This was primarily due to: (i) lower average cost of total deposits and FHLB advances, and (ii) a decrease of $656.1 million, or 10.6%, in the average balance of total interest bearing liabilities, driven by lower average balance of time deposits and FHLB advances. These results were partially offset by: (i) a higher average balance of Senior Notes which were issued late in the second quarter of 2020, and (ii) a higher average balance of total interest bearing checking and savings accounts.

Interest expense on deposits was $27.9 million in 2021, a decrease of $25.4 million or 47.7%, compared to $53.3 million in 2020. This was primarily due to a 47 basis point decline in the average rates paid on deposits. In addition, there was a decline of $691.9 million or 29.3%, in the average balance of time deposits. These declines were partially offset by a higher average balance of total interest bearing checking and savings accounts. See below a detailed explanation of changes by major deposit category:

•Time deposits. Interest expense on total time deposits decreased $22.0 million, or 48.1%, in 2021 compared to 2020. This was mainly driven by a decrease of $691.9 million, or 29.3%, in their average balance and decrease of 52 basis points in their average cost. The decline in the average balance of time deposits includes decreases of $462.8 million, $156.5 million and $72.7 million, in customer certificates of deposits (“CDs”), brokered deposits and online CDs, respectively. These declines reflect the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.

•Interest bearing checking and savings accounts. Interest expense on total interest bearing checking and savings accounts decreased $3.4 million, or 45.5%, in 2021 compared to 2020, mainly due to a decrease of 15 basis points in the average cost. This was partially offset by an increase of $304.2 million, or 11.5%, in their average balance in 2021 compared to the same period in 2020, mainly driven by: (i) third-party interest-bearing domestic brokered deposits with an average balance of $119.8 million in 2021 compared to $27.3 million in 2020; (ii) higher average domestic personal accounts, and (iii) an increase of $85.6 million, or 4.3%, in the average balance of international accounts, including increases of $67.4 million or 4.1%, and $18.2 million, or 5.3%, in personal and commercial accounts, respectively. These increases in average balances in 2021 include the effect of several initiatives taken by the Company. In 2021, we added key personnel in treasury management and other business areas to continue growing low cost deposits. In addition, we have continued to work on enhancing a completely digital onboarding platform to facilitate the opening of deposit accounts and improve the customer experience. Specifically, in 2021, we entered in to arrangements with Alloy and ClickSWITCH®. In 2021, we tested a digital promotional campaign with a cash bonus for opening a new Value Checking account, and raised nearly $10 million in new deposits. In addition, in 2021 the Company commenced a new relationship, which allows us to capture municipal funds. Furthermore, in 2021, we implemented Zelle® Commercial, being one of the first community banks to implement this P2P payment platform. See “Item 1. Business- Our Company- Business Developments” for additional information on new digital platforms and other deposit-related initiatives.

Interest expense on FHLB advances decreased $4.6 million, or 34.7%, in 2021 compared to the same period of 2020. This was mainly as a result of a decrease of $294.1 million, or 26.3%, in the average balance, and a decline of 14 basis points in the average cost of these borrowings. In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. We recognized $1.2 million included as part of interest expense on FHLB advances, resulting from the amortization of the $6.6 million modification penalty. In addition, in the second quarter of 2021, the Company repaid $235 million of FHLB advances. As a result of this repayment, the Company incurred a loss of $2.5 million recorded as part of noninterest income. These 2021 transactions combined contributed to the decrease in interest expense in 2021 and will represent annual savings of approximately $3.6 million. Also, the decrease in interest expense on FHLB advances in 2021 includes the effect of the $420 million restructuring completed in April 2020.
Interest expense on junior subordinated debentures decreased $0.1 million, or 3.3%, in 2021 compared to the same period last year, mainly driven by a decline of $2.2 million, or 3.3%, in the average balance outstanding. This decline in the average balance resulted from the redemption of $26.8 million of trust preferred securities (fixed interest rate - 8.90%) issued by the Commercebank Capital Trust I (“Capital Trust I”) and related subordinated debt in the first quarter of 2020. In 2021 and 2020, the Company recognized additional interest expense of $0.9 million and $0.3 million, respectively, in connection with interest rate swap contracts that were used to hedge the variable cash flows associated with the our junior subordinated debentures. See Note 11 to our audited financial statements in this Form 10-K for more details on these interest rate swap contracts.
Interest expense on Senior Notes increased $1.8 million, or 91.4%, to $3.8 million in 2021 compared to $2.0 million in 2020. This result was mainly driven by an increase of $28.1 million, or 91.4%%, in the average balance, as these Senior Notes were issued late in the second quarter of 2020. See “—Capital Resources and Liquidity Management” for detailed information on the issuance of Senior Notes.

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

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2021	2020	2019	2018	2017
Balance at the beginning of the period	$110,902	$52,223	$61,762	$72,000	$81,751
Charge-offs
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$(11,062)	$—	$—	$(5,839)	$(97)
Single-family residential	(218)	(27)	(136)	(27)	(130)
Owner occupied	—	(75)	—	—	(25)
	(11,280)	(102)	(136)	(5,866)	(252)
Commercial	(13,227)	(29,883)	(2,970)	(3,662)	(1,907)
Consumer and others	(3,273)	(573)	(638)	(167)	(341)
	(27,780)	(30,558)	(3,744)	(9,695)	(2,500)

International Loans (1):
Commercial	—	(34)	(62)	(1,473)	(6,166)
Consumer and others	—	(269)	(5,033)	(1,392)	(757)
	—	(303)	(5,095)	(2,865)	(6,923)
Total Charge-offs	$(27,780)	$(30,861)	$(8,839)	$(12,560)	$(9,423)

Recoveries
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$39	$717
Multi-family residential	—	—	—	—	—
Land development and construction loans	125	—	190	173	178
	125	—	190	212	895
Single-family residential	131	120	230	176	1,205
Owner occupied	—	—	19	891	445
	256	120	439	1,279	2,545
Commercial	1,825	319	1,207	435	221
Consumer and others	345	58	13	46	2
	2,426	497	1,659	1,760	2,768

	Years Ended December 31,
(in thousands)	2021	2020	2019	2018	2017
International Loans (1):
Real Estate
Single-family residential	—	—	—	4	10
Commercial	788	124	485	41	297
Consumer and others	63	299	306	142	87
	851	423	791	187	394
Total Recoveries	$3,277	$920	$2,450	$1,947	$3,162

Net charge-offs	(24,503)	(29,941)	(6,389)	(10,613)	(6,261)
Reversal of (provision for) loan losses	(16,500)	88,620	(3,150)	375	(3,490)
Balance at the end of the period	$69,899	$110,902	$52,223	$61,762	$72,000
______________
(1) Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Set forth in the table below is the composition of international loan charge-offs by country for each of the periods presented.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Commercial loans:
Brazil	$—	$—	$—
Other countries with less than $1,000	—	34	62
	—	34	62
Consumer loans and overdrafts:
Venezuela (1)	—	249	4,398
Other countries with less than $1,000	—	20	635
	—	269	5,033
Total international charge offs (2)	$—	$303	$5,095
______________
(1) Increase in charge-offs during 2019 is primarily related to the credit card portfolio phased out..
(2) There were no international charge-offs in 2021.

2021 compared to 2020
The Company released $16.5 million from the ALL in 2021, compared to a provision for loan losses of $88.6 million in 2020. The $16.5 million release from the ALL in 2021 was primarily attributable to: (i) a release of approximately $13.9 million due to improved macro-economic conditions, as the Florida and Texas economies continue to recover from the COVID-19 pandemic; (ii) a release of approximately $4.4 million due to the loan portfolio reduction; (iii) a release of $2.3 million in connection with a $4.8 million payment collected in the fourth quarter of 2021 on the loan relationship with a Miami-based U.S. coffee trader (“the Coffee Trader”), and (iv) a release of $1.6 million due to the change in classification of approximately $238 million of loans from our New York CRE portfolio, as we decided to sell these loans in 2021. These results were partially offset by a provision of approximately $5.7 million as a result of the net effect of upgrades and downgrades during the period.

During 2021, charge-offs decreased $3.1 million, or 10.0%, compared to the previous year. In 2021, charge-offs included: (i) $11.1 million related to two non-owner occupied loans, including $7.9 million related to a single-tenant loan in New York which was sold in the fourth quarter of 2021, and $3.2 million related to a loan in New York transferred to OREO in the third quarter of 2021; (ii) $13.2 million primarily related to commercial loans, mainly comprised of $5.7 million in connection with the Coffee Trader, and a total of $5.6 million related to four commercial loans over $1 million each, and (iii) an aggregate of $3.1 million of charge-offs related to consumer loans purchased under indirect lending programs. In 2020, charge-offs included: (i) a $19.3 million charge off related to the Coffee Trader; (ii) a $5.0 million commercial loan to a building contractor (iii) $1.9 million on a commercial loan to a South Florida food wholesale borrower; (iv) $2.0 million related to three unsecured commercial loans, and (v) $0.4 million related to multiple credit cards due to the discontinuation of the Company’s credit card products. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.44% in 2021 compared to 0.52% in 2020.

As of December 31, 2021, the loan relationship with the Coffee Trader had an outstanding balance of approximately $9.1 million, compared to $19.6 million as of December 31, 2020. In the fourth quarter of 2021, the Company collected $4.8 million related to this loan relationship, which contributed to a release of $2.3 million in specific reserves. As of December 31, 2021, the Company had a specific ALL on this relationship of $4.2 million compared to $12.2 million as of December 31, 2020. We continue to closely monitor the liquidation process.

While it continues being difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. In the third quarter of 2021, the Company ceased to offer customized temporary loan payment relief options, including interest-only payments and forbearance options, which are not considered TDRs.

2020 compared to 2019
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

During 2020 charge-offs increased to $30.9 million, compared to $8.8 million in 2019. The increased during 2020 was mainly driven by: (i) a $19.3 million charge off related to certain loan agreements with a Miami-based U.S. coffee trader (“the Coffee Trader”); (ii) a $5.0 million commercial loan to a building contractor (iii) $1.9 million on a commercial loan to a South Florida food wholesale borrower; (iv) $2.0 million related to three unsecured commercial loans and (v) $0.4 million related to multiple credit cards due to the discontinuation of the Company’s credit card products. The aforementioned $0.4 million in credit card charge-offs had already been reserved and the Company did not experience any unanticipated losses during 2020. During 2020, recoveries decreased to $0.9 million compared to $2.5 million one year ago, mainly attributable to a $0.9 million recovery in 2019 related to one commercial loan. The ratio of net charge-offs to average total loan portfolio during 2020 increased 41 basis points, to 0.52% in 2020 from 0.11% in 2019.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2021		2020		2019		2021 vs 2020		2020 vs 2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$17,214	14.3%	$15,838	21.6%	$17,067	29.9%	$1,376	8.7%	$(1,229)	(7.2)%
Brokerage, advisory and fiduciary activities	18,616	15.4%	16,949	23.1%	14,936	26.2%	1,667	9.8%	2,013	13.5%
Change in cash surrender value of BOLI(1)	5,459	4.5%	5,695	7.8%	5,710	10.0%	(236)	(4.1)%	(15)	(0.3)%
Cards and trade finance servicing fees	1,771	1.5%	1,346	1.8%	3,925	6.9%	425	31.6%	(2,579)	(65.7)%
Gain on sale of sale of Headquarters Building	62,387	51.7%	—	—%	—	—%	62,387	NM	—	—%
Securities gains, net (2)	3,740	3.1%	26,990	36.7%	2,605	4.6%	(23,250)	(86.1)%	24,385	936.1%
Data processing and fees for other services	—	—%	—	—%	955	1.7%	—	—%	(955)	(100.0)%
Loss on early extinguishment of FHLB advances, net	(2,488)	(2.1)%	(73)	(0.1)%	(886)	(1.6)%	(2,415)	N/M	813	(91.8)
Loan-level derivative income (3)	3,951	3.3%	3,173	4.3%	5,148	9.0%	778	24.5%	(1,975)	(38.4)%
Other noninterest income (4)	9,971	8.3%	3,552	4.8%	7,650	13.3%	6,419	180.7%	(4,098)	(53.6)%
Total noninterest income	$120,621	100.0%	$73,470	100.0%	$57,110	100.0%	$47,151	64.2%	$16,360	28.6%
__________________
(1) Changes in cash surrender value of BOLI are not taxable.
(2) Includes net gain on sale of debt securities of $4.3 million, $26.5 million and $1.9 million in the years ended December 31, 2021, 2020 and 2020, respectively. In addition, includes realized losses of $42 thousand on the sale of a mutual fund with a fair value of $23.4 million at the time of the sale in the year ended December 31, 2021, and unrealized loss of $0.6 million, and unrealized gains of $0.5 million and $0.7 million in the years ended December 31, 2021, 2020 and 2019, respectively, related to the change in market value of mutual funds.
(3) Income from interest rate swaps and other derivative transactions with customers.
(4) Includes: (i) a gain of $3.8 million on the sale of PPP loans in 2021; (ii) mortgage banking income related to Amerant Mortgage Inc. of $1.7 million in 2021; (iii) a loss of $1.7 million on the sale of the Beacon Operations Center in 2020, and (iv) a gain of $2.8 million on the sale of vacant Beacon land in 2019. Other sources of income in the periods shown include: income from foreign currency exchange transactions with customers, rental income, and valuation income on the investment balances held in the non-qualified deferred compensation plan.
NM - means not meaningful

2021 compared to 2020
Total noninterest income increased $47.2 million, or 64.2%, in 2021compared to 2020. These results were mainly due to a gain of $62.4 million on the sale of the Company’s headquarters building further described below. In addition, there were increases in other noninterest income, brokerage, advisory and fiduciary activity fees and deposits and service fees. Furthermore, there was an increase of $0.8 million, or 24.5%, in loan-level derivative income. These increases were partially offset by a decrease of $23.3 million in net gains on securities, and a net loss of $2.5 million on the early termination of $235 million of FHLB advances in 2021.
In 2021, the Company sold its headquarters building in Coral Gables Florida for $135 million and realized a pretax gain of $62.4 million, net of direct transaction costs of $2.6 million. The property had an approximate carrying value of $69.9 million at the time of sale. The Company leased-back the property for an 18-year term at market rates.

Other noninterest income increased $6.4 million, or 180.7%, in 2021 compared to 2020, mainly due to: (i) a net gain of $3.8 million on the sale of $95.1 million of PPP loans in the second quarter of 2021, and (ii) mortgage banking income of $1.7 million. Amerant Mortgage Inc. continues to execute on its growth strategy. In the fourth quarter of 2021, AMTM received 166 applications and funded 61 loans totaling $32.04 million. Total mortgage loans held for sale were $14.9 million as of December 31, 2021. For the full year 2021, AMTM received 299 applications and funded 109 loans totaling $52.6 million.

Brokerage, advisory and fiduciary activity fees increased $1.7 million, or 9.8%, in 2021 compared to 2020, mainly driven by an increase in AUM in our clients’ advisory accounts as we continue to expand the sale of these products. In addition, we had increased commissions on mutual fund trading, higher trailer fees, and higher balances of margin brokerage accounts. Our AUM totaled $2.22 billion at December 31, 2021, an increase of $248.8 million, or 12.6%, from $1.97 billion at December 31, 2020, primarily driven by increased market value as well as net new assets of $106.7 million in 2021. Net new assets represented 42.9% of the total increase in AUM compared to December 31, 2020. This was mainly driven by an increase in share of wallet atributed to the continued execution of the Company’s relationship-centric strategy. The Company remains focused on growing AUM, both domestically and internationally. In October 2021, the Company launched Marstone, an online wealth management platform which is expected to further improve banking relationships by empowering our customers to fully understand their financial position, plans and outlook.

Deposits and service fees increased $1.4 million, or 8.7%, in 2021 compared to 2020, mainly driven by higher service charge fee income and higher wire transfer fees from increased activity.

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

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2021		2020		2019		2021 vs 2020		2020 vs 2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits	$117,585	59.3%	$111,469	62.4%	$137,380	65.6%	$6,116	5.5%	$(25,911)	(18.9)%
Occupancy and equipment	20,364	10.3%	17,624	9.9%	16,194	7.7%	2,740	15.5%	1,430	8.8%
Professional and other services fees (1)	19,911	10.0%	13,459	7.5%	16,123	7.7%	6,452	47.9%	(2,664)	(16.5)%
Telecommunications and data processing	14,949	7.5%	12,931	7.2%	13,063	6.2%	2,018	15.6%	(132)	(1.0)%
Depreciation and amortization	7,269	3.7%	9,385	5.3%	7,094	3.4%	(2,116)	(22.5)%	2,291	32.3%
FDIC assessments and insurance	6,423	3.2%	6,141	3.4%	4,043	1.9%	282	4.6%	2,098	51.9%
Other operating expenses (2)	11,741	6.0%	7,727	4.3%	15,420	7.5%	4,014	51.9%	(7,693)	(49.9)%
Total noninterest expenses	$198,242	100.0%	$178,736	100.0%	$209,317	100.0%	$19,506	10.9%	$(30,581)	(14.6)%
____________
(1) In the year ended December 31, 2021, includes expenses on derivative transactions with clients of $1.0 million and $0.3 million in the years ended December 31, 2021 and 2020, respectively. We had no expenses related to derivative transactions with clients in the year ended December 31, 2019.
(2) Includes advertising, marketing, charitable contributions, community engagement, postage and courier expenses, amounts which mirror the valuation income or loss on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants in the plan, and provisions for possible losses on contingent loans.

2021 compared to 2020
Noninterest expense decreased $19.5 million, or 10.9%, in 2021 compared to 2020, primarily driven by higher professional and other services fees, salary and employee benefits, other operating expenses, occupancy and equipment, telecommunication and data processing and FDIC assessments and insurance. These increases were partially offset by lower depreciation and amortization expense.
Noninterest expenses in 2021 include a total of $7.1 million related to Amerant Mortgage Inc., including salaries and employee benefits of $5.5 million, mortgage lending costs of $0.6 million and professional and other service fees of $0.7 million.
Professional and other services fees increased $6.5 million, or 47.9%, in 2021 compared to 2020, mainly driven by: (i) fees in connection with the outsourcing of the Company’s internal audit function which began in the second quarter of 2021; (ii) $0.8 million of legal and other fees in connection with the Clean-up Merger completed in 2021, and related transactions; (iii) $0.7 million of fees for consulting services received in connection with the engagement of FIS; (iv) higher recruitment fees, mainly in connection with new hires in the mortgage and private banking businesses, and (v) consulting services in connection with the design of the Company’s new compensation programs. The increase in professional and other services fees in 2021 also included $0.7 million in higher costs related to derivative transactions with customers.

Salaries and employment benefits increased $6.1 million, or 5.5%, in 2021 compared to 2020, mainly due to: (i) the absence in 2021 of the $7.8 million deferral of expenses directly related to PPP loan originations, in accordance with GAAP, in the second quarter of 2020; (ii) $3.4 million in connection with stock-based compensation compensation mainly as a result of new grants under the Company’s long-term incentive plan in February 2021; (iii) adjustments to the Company’s performance-based variable compensation program in 2021, at expected performance levels, after having curtailed them in 2020 due to the COVID-19 pandemic, and (iv) additional salaries and employee benefits in connection with new hires, primarily in the mortgage and private banking business. These results were partially offset by: (i) $2.7 million decrease in severance expenses, and (ii) lower salaries and employee benefits associated with staff reduction completed at the end of 2020. Salaries and employment benefits in 2021 include $3.6 million of severance expenses, mainly in connection with the departure of our Chief Operating Officer in the second quarter of 2021, and the elimination of various support functions and other actions during the year in connection with the Company’s ongoing transformation and efficiency improvement efforts.

At December 31, 2021, our FTEs were 763, a net decrease of 50 FTEs, or 7.0% compared to 713 FTEs at December 31, 2020. The 763 FTEs at December 31, 2021 include the new staff associated with Amerant Mortgage Inc., which had 72 FTEs at December 31, 2021. In addition, as a result of the Company’s agreement with FIS, there were 80 FTEs who moved to FIS, reducing the Company’s total FTEs to 683 effective January 1, 2022.

Other operating expenses increased $4.0 million, or 51.9%, in 2021compared to 2020, mainly due to: (i) a $2.1 million increase in advertising, marketing and other expenses, and (ii) the absence in 2021 of the deferral of other operating expenses directly related to PPP loan originations in 2020.

Occupancy and equipment expenses increased $2.7 million, or 15.5%, in 2021 compared to 2020, mainly driven by: (i) $2.0 million rent expense associated the Beacon Operations Center, as the Company sold and leased-back the property for a two-year term in the fourth quarter of 2020; (ii) a ROU asset impairment of $0.8 million in connection with the lease in our former NY LPO, and (iii) additional rent expense associated with the Company’s headquarters building, as the Company sold and leased-back the property for an eighteen-year term in the fourth quarter of 2021. These increases were partially offset by lower real estate taxes paid mainly in connection with the aforementioned sale of the Beacon operations center. In 2021, occupancy and equipment expenses include $0.5 million related to the lease termination of a branch in Fort Lauderdale, Florida in 2021, compared to expenses of $1.1 million in 2020 in connection with the closure of two branches in 2020.

Telecommunication and data processing increased $2.0 million, or 15.6%, in 2021 compared to 2020, this was primarily due to higher expenses related to: (i) higher computer software consulting expenses, including expenses related to online banking services, and (ii) higher software services mainly related to maintenance support for new platforms in connection with our digital transformation.

FDIC assessments and insurance expense increased $0.3 million, or 4.6%, in 2021 compared to 2020, mainly due to the absence of credits received in 2020. This was partially offset by a decrease in expense in 2021 due to lower average balances and FDIC assessment rates.

Depreciation and amortization expense decreased $2.1 million, or 22.5%, in 2021 compared to 2020, mainly driven by: (i) lower expenses resulting from the aforementioned sales of the Beacon Operations Center in 2020 and the Company’s headquarters building in 2021, and (ii) lower additional expenses related to branch closures in 2021 compared to 2020. Depreciation and amortization expenses in 2021 and 2020 include $0.4 million lower expenses in connection with the sale of the Company’s headquarters in 2021, and a charge of $1.3 million for the accelerated amortization of leasehold improvements in connection with the closure of one branch in Houston, Texas in 2020, respectively.

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

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Income (loss) before income tax expense (benefit)	$144,020	$(4,334)	$64,031	148,354	NM	$(68,365)	(106.8)%
Current tax expense:
Federal	23,225	7,401	9,748	15,824	213.8%	(2,347)	(24.1)%
State	4,681	2,163	2,279	2,518	116.4%	(116)	(5.1)%
	27,906	9,564	12,027	18,342	191.8%	(2,463)	(20.5)%
Deferred tax expense (benefit)	5,803	(12,176)	670	17,979	(147.7)%	(12,846)	NM
Income tax expense (benefit)	$33,709	$(2,612)	$12,697	$36,321	NM	$(15,309)	(120.6)%
Effective income tax rate	23.41%	60.27%	19.83%	(36.86)%	(61.2)%	40.44%	203.9%
______________
NM - means not meaningful

2021 compared to 2020
We recorded an income tax expense of $33.7 million in 2021 compared to an income tax benefit of $2.6 million in 2020. These results were mainly driven by: (i) a provision for income tax expense of $16.1 million related to the $62.4 million gain on sale of the Company’s headquarters building in 2021, and (ii) a deferred tax expense recorded in the period mainly due to a decrease in allowance for loan losses. The effective income tax rate was 23.41% in 2021 compared to 60.27% in 2020. The decrease in the effective income tax rate in 2021 is primarily due to the rate differential on deferred items.

As of December 31, 2021, the Company’s net deferred tax asset was $11.3 million, a decrease of $0.4 million, or 3.3% compared to $11.7 million as of December 31, 2020. This decrease was mainly driven by the tax effect of:(i) the net decrease of $41.0 million in the allowance for loan losses, and (ii) the new deferred tax liability related to right-of-use assets on operating leases. This was partially offset by the tax effect of: (i) the new deferred tax asset associated with operating lease obligations; (ii) a decrease of $21.5 million in net unrealized holding gains on debt securities available for sale during 2021, and (iii) a decrease in the deferred tax liability related to depreciation and amortization expense. The Company adopted new guidance on leases in 2021 which created new temporary differences.

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

Financial Condition - Comparison of Financial Condition as of December 31, 2021 and December 31, 2020

Assets. Total assets were $7.6 billion as of December 31, 2021, a decline of $132.5 million, or 1.7%, compared to $7.8 billion at December 31, 2020. The decrease in total assets in 2021 compared to 2020 includes $233.8 million, or 4.1% in lower total loans, including loans held for sale, and net of the allowance for loan losses. This decrease in total loans was partially offset by: (i) an increase of $59.8 million, or 27.9% in cash and cash equivalents, and (ii) an increase of $(1.3) million, or (1.4)% in other assets mainly driven by the adoption of the new accounting guidance on leases. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets, and Note 1 to our consolidated audited financial statements in this Form 10-K for more details on the new guidance on leases.
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

Cash and Cash Equivalents
2021 compared to 2020
Cash and cash equivalents totaled $274.2 million at December 31, 2021, an increase of $59.8 million, or 27.9%, from $214.4 million at December 31, 2020. This was mainly attributable to higher balances at the Federal Reserve.
Cash flows provided by operating activities was $67.4 million in the year ended December 31, 2021. This was primarily driven by the net income before attribution of non-controlling interest of $110.3 million recorded during the period which includes a pretax gain of $62.4 million on the sale of the Company’s headquarter building in 2021.
Net cash provided by investing activities was $385.3 million during the year ended December 31, 2021, mainly driven by: (i) maturities, sales, calls and paydowns of debt securities available for sale, debt securities held to maturity, equity securities with readily determinable fair value not held for trading, and FHLB stock totaling $446.4 million, $39.7 million, $23.5 million and $22.1 million, respectively; (ii) proceeds from loan sales totaling $166.3 million, including $95.1 million of PPP loans sold in the second quarter of 2021 and $49.4 million related to NY loans sold in the fourth quarter of 2021; (iii) net proceeds of $132.4 million in connection with the sale in 2021 of the Company’s headquarters building, and (iv) an aggregate net decrease of $93.3 million in loans held for investment and loans held for sale carried at the lower of cost or estimated fair value. These proceeds were partially offset by purchases of debt securities available for sale and held to maturity totaling $425.9 million and $100.4 million, respectively. See “Our Company” for more information on the sale of the Company’s headquarters building.

In the year ended December 31, 2021, net cash used in financing activities was $392.9 million, mainly driven by: (i) a net decrease of $703.7 million in time deposits; (ii) $244.1 million in net repayments of FHLB advances; (iii) an aggregate of $36.3 million in connection with the repurchases of Class A common stock completed in 2021, including $27.9 million repurchased under the Class A Common Stock Repurchase Program and $8.5 million million of shares cash out in accordance with the terms of the Merger, and (iv) the $9.6 million repurchase of shares of Class B common stock in 2021, under the Class B Common Stock Repurchase Program. See “Capital Resources and Liquidity Management” for more details on transactions related to FHLB advances, the Merger, and common stock repurchase programs. These disbursements were partially offset by a net increase of $603.0 million in total demand, savings and money market deposit balances. See “Deposits” for more information on this change.

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

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans held for investment for the periods presented.

	December 31,
(in thousands, except percentages)	2021	2020	2019
Total loans, gross (1)	$5,567,540	$5,842,337	$5,744,339
Total loans, gross (1) / Total assets	72.9%	75.2%	71.9%

Allowance for loan losses	$69,899	$110,902	$52,223
Allowance for loan losses / Total loans held for investment, gross (1) (2)	1.29%	1.90%	0.91%

Total loans, net (3)	$5,497,641	$5,731,435	$5,692,116
Total loans, net (3) / Total assets	72.0%	73.8%	71.3%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment and loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for loan losses. At December 31, 2021, the Company had $143.2 million in loans held for sale carried at the lower of cost or estimated fair value and $14.9 million in mortgage loans held for sale carried at fair value. There were no loans held for sale at December 31, 2020 and 2019.
(2)    See Note 5 to our audited consolidated financial statements for more details on our impairment models.
(3)    Total loans, net is the principal balance of outstanding loans, including loans held for investment and held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for loan losses

The table below summarizes the composition of loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,540,590	$1,749,839	$1,891,802	$1,809,356	$1,713,104
Multi-family residential	514,679	737,696	801,626	909,439	839,709
Land development and construction loans	327,246	349,800	278,688	326,644	406,940
	2,382,515	2,837,335	2,972,116	3,045,439	2,959,753
Single-family residential	586,783	543,076	427,431	398,043	360,041
Owner occupied	962,538	947,127	894,060	777,022	610,386
	3,931,836	4,327,538	4,293,607	4,220,504	3,930,180
Commercial loans	942,781	1,103,501	1,190,193	1,306,792	1,285,461
Loans to depository institutions and acceptances (1)	13,710	16,629	16,547	19,965	16,443
Consumer loans and overdrafts (2)(3)(4)	421,471	241,771	72,555	73,155	78,872
Total Domestic Loans	5,309,798	5,689,439	5,572,902	5,620,416	5,310,956
International Loans:
Real estate loans
Single-family residential (5)	74,556	96,493	111,671	135,438	152,713
Commercial loans	22,892	51,049	43,850	73,636	69,294
Loans to depository institutions and acceptances	—	7	5	49,000	481,183
Consumer loans and overdrafts (3) (6)	2,194	5,349	15,911	41,685	52,079
Total International Loans	99,642	152,898	171,437	299,759	755,269
Total Loans Held For Investment	$5,409,440	$5,842,337	$5,744,339	$5,920,175	$6,066,225
__________________
(1)     Mostly comprised of loans secured by cash or U.S. Government securities
(2)    Includes customers’ overdraft balances totaling $0.6 million, $0.7 million, $1.3 million, $1.0 million and $1.8 million at each of the dates presented.
(3)    Includes indirect lending loans purchased with an outstanding balance of $297.0 million and $170.9 million as of December 31, 2021 and 2020, respectively, net of unamortized premium paid of $9.1 million and $4.8 million as of December 31, 2021 and 2020, respectively. There were no indirect lending loans at any of the other periods shown.
(4)    There were no outstanding credit card balances as of December 31, 2021 and 2020. At December 31, 2019, 2018 and 2017, balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products in the first quarter of 2020 to further strengthen its credit quality.
(5)    Secured by real estate properties located in the U.S.
(6)     International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at December 31, 2021, 2020 and 2019 is depicted in the following table:

	December 31,
(in thousands)	2021	2020	2019
Retail (1)	$837,332	$1,097,329	$1,143,565
Multifamily	514,679	737,696	801,626
Office space	361,921	390,295	453,328
Land and construction	327,246	349,800	278,688
Hospitality	241,336	191,750	198,807
Industrial and warehouse	100,001	70,465	96,102
Total CRE Loans Held For Investment (2)	$2,382,515	$2,837,335	$2,972,116
_______________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes $345.5 million related to the New York portfolio. These loans have maturities ranging from less than one year to eight years.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented

(in thousands)	December 31, 2021		December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Real estate loans held for sale carried at the lower of cost or fair value
Commercial real estate
Non-owner occupied	$110,271		$—	$—	$—	$—
Multi-family residential	31,606		—	—	—	—
	141,877		—	—	—	—
Single-family residential	—		—	—	—	5,611
Owner occupied	1,318		—	—	—	—
	143,195	143195000	—	—	—	5,611
Single-family residential, carried at fair value(1)	14,905		—	—	—	—
Total loans held for sale (2)(3)	$158,100		$—	$—	$—	$5,611
__________________
(1)In 2021, Loans held for sale in connection with Amerant Mortgage Inc. ongoing business.
(2)Remained current and in accrual status as of December 31, 2021.
(3)We had no international loans held for sale at any of the periods shown.

In 2021, in connection with the closing of our former NYC LPO, the Company elected to market and sell a portion of the loan portfolio held for investment to shorten duration and significantly reduce the number of loans being serviced. Therefore, in 2021, the Company classified around $238 million of real estate loans as held for sale carried at the lower of cost or estimated fair value. These loans had been previously carried at their original cost. During the fourth quarter of 2021, the Company sold $49.4 million of these loans at par, and collected approximately $46.0 million in full or partial satisfaction of these loans. Subsequently in February 2022, the Company completed the sale of approximately $57.3 million of these loans at their par value.

As of December 31, 2021, we had CRE loans held for sale carried at the lower of cost or estimated fair value totaling $141.9 million, including $85.4 million, $31.6 million and $25.0 million in the retail, multifamily and office segments, respectively.
During May 2021, Amerant Mortgage Inc. started taking loan applications. It also acquired an Idaho-based mortgage operation which allows it to operate its mortgage business nationally with direct access to important federal housing agencies. At December 31, 2021 there were $14.9 million in single-family residential loans held for sale carried at their estimated fair value.
As of December 31, 2021, total loans, including loans held for sale, were $5.6 billion, down $274.8 million, or 4.7%, compared to $5.8 billion at December 31, 2020. Domestic loans decreased $221.5 million, or 3.9%, as of December 31, 2021, compared to December 31, 2020. The decrease in total domestic loans includes net decreases of $312.9 million, or 11.0% and $160.7 million, or 14.6%, in domestic CRE loans and commercial loans, respectively, primarily attributable to loan prepayments, PPP loan sales, and lower loan production which continued to be challenged as a result of the COVID-19 pandemic despite early signs of recovery in economic activity during 2021. In addition, lower loan production includes the effect of the closing of our former NYC CRE loan production office, as the Company ceased to originate loans in that market.
The net decrease in total loans during 2021 was partially offset by net increases of $179.7 million, or 74.3%, $58.6 million, or 10.8%, and $16.7 million, or 1.8%, in domestic consumer loans, single-family residential loans and owner occupied loans, respectively. As of December 31, 2021, domestic consumer loans included $297.0 million of high-yield indirect loans, an increase of $126.1 million, or 73.8%% from $170.9 million at December 31, 2020. In 2021, the Company purchased $289.6 million in high-yield indirect consumer loans, compared to $202.7 million purchased in 2020.
As of December 31, 2021, total PPP loans outstanding were $2.7 million, or 0.05% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. The Company originated $91.7 million in new PPP loans in 2021, and received $190 million of prepayments in connection with PPP loan forgiveness applications, in line with program guidelines. PPP loan forgiveness is provided for under the CARES Act and consists of full payment by the Small Business Administration of the unpaid principal balance and accrued interest after loan forgiveness to eligible borrowers has been approved. In addition, in 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pre-tax gain on sale of approximately $3.8 million. The Company retained no loan servicing rights on these PPP loans.

Loans to international customers, primarily from Latin America, declined $53.3 million, or 34.8%, as of December 31, 2021, compared to December 31, 2020, mainly driven by: (i) $22.1 million, or 25.5% decrease in residential loans from Venezuela customers primarily due to payoffs, and (ii) a $28.2 million, or 55.2% decrease in commercial loans which matured during the period.
As of December 31, 2021, loans under syndication facilities were $389.0 million, a decline of $65.9 million, or 14.5%, compared to $454.9 million at December 31, 2020, mainly driven by paydowns and payoffs of lower-yielding non-relationship loans. As of December 31, 2021, syndicated loans that financed “highly leveraged transactions”, or HLT, were $17.1 million, or 0.3% of total loans, compared to $19.2 million, or 0.3% of total loans, as of December 31, 2020.

In 2020, the loan portfolio increased $98.0 million, or 1.7%, to $5.8 billion, compared to $5.7 billion at December 31, 2019. Domestic loans increased by $116.5 million, or 2.1%, as of December 31, 2020, compared to December 31, 2019. The increase in total domestic loans includes net increases of $169.2 million, $115.6 million and $53.1 million in consumer loans, single-family residential loans and owner occupied loans, respectively. This was partially offset by declines of $134.8 million and $86.7 million in domestic domestic CRE loans and commercial loans, respectively, mainly driven by a reduction in lower yielding non-relationship loans, and lower economic activity and more stringent credit underwriting standards associated with the COVID-19 pandemic. The decrease in domestic commercial loans was partially offset by approximately $198.5 million in PPP loans, originated during 2020. The increase in domestic consumer loans includes $165.8 million in high-yield indirect consumer loans purchased during 2020. The increase in domestic single-family residential loans was mainly driven by a significant increase in refinancing demand of loans originated by other institutions as a result of low market rates. Loans to international customers, primarily from Latin America, declined by $18.5 million, or 10.8%, as of December 31, 2020, compared to December 31, 2019, mainly driven by a reduction of $17.2 in single-family residential loans from Venezuela primarily due to payoffs during 2020.
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

Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in Shared National Credit facilities, or SNCs (loans of $100 million or more that are shared by two or more institutions), purchased receivables and SBA loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less. In 2020, the Company began participating in the SBA’s PPP, by providing loans to businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who were self-employed or independent contractors.
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
Loans to financial institutions and acceptances. These loans primarily include trade financing facilities through letters of credits, bankers’ acceptances, pre and post-export financing, and working capital loans, among others. These loans are generally granted for terms not exceeding one year. Since 2019, we have substantially reduced this activity.
Consumer loans and overdrafts. These loans include open and closed-end loans extended to domestic and foreign individuals for household, family and other personal expenditures. These loans include automobile loans, personal loans, or loans secured by cash or securities and revolving credit card agreements. These loans have terms common in the industry for these types of loans, except that loans to foreign clients have more conservative underwriting criteria and terms. Beginning in 2020, consumer loans include indirect unsecured personal loans to well qualified individuals we purchase from recognized third parties personal loan originators. All consumer loans are denominated and payable in U.S. Dollars. In 2020, we wound down our credit card program to further strengthen the Company’s credit quality and, as a result, there are no credit card receivables outstanding after December 31, 2019.

The tables below set forth the unpaid principal balance of loans held for investment by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2021:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$122,483	$672,565	$146,456	$941,504
Multi-family residential	45,759	160,147	54,498	260,404
Land development and construction loans	—	43	—	43
	168,242	832,755	200,954	1,201,951
Single-family residential	59,219	95,572	168,421	323,212
Owner occupied	12,614	176,931	323,592	513,137
	240,075	1,105,258	692,967	2,038,300
Commercial loans	154,758	135,437	53,848	344,043
Loans to financial institutions and acceptances	500	—	—	500
Consumer loans and overdrafts	3,314	4,933	327,161	335,408
	$398,647	$1,245,628	$1,073,976	$2,718,251
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$96,023	$277,976	$225,087	$599,086
Multi-family residential	39,102	125,272	89,901	254,275
Land development and construction loans	126,587	200,172	444	327,203
	261,712	603,420	315,432	1,180,564
Single-family residential	6,271	58,715	273,141	338,127
Owner occupied	29,693	128,588	291,120	449,401
	297,676	790,723	879,693	1,968,092
Commercial loans	393,794	194,373	33,463	621,630
Loans to financial institutions and acceptances	—	13,210	—	13,210
Consumer loans and overdrafts	88,257	—	—	88,257
	$779,727	$998,306	$913,156	$2,691,189

Total Loans Held For Investment
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$218,506	$950,541	$371,543	$1,540,590
Multi-family residential	84,861	285,419	144,399	514,679
Land development and construction loans	126,587	200,215	444	327,246
	429,954	1,436,175	516,386	2,382,515
Single-family residential	65,490	154,287	441,562	661,339
Owner occupied	42,307	305,519	614,712	962,538
	537,751	1,895,981	1,572,660	4,006,392
Commercial loans	548,552	329,810	87,311	965,673
Loans to financial institutions and acceptances	500	13,210	—	13,710
Consumer loans and overdrafts	91,571	4,933	327,161	423,665
	$1,178,374	$2,243,934	$1,987,132	$5,409,440
__________________
(1)    Includes a total of $324.7 million of fixed-rate loans (mainly comprised of 66% single-family residential and 29% owner occupied), and $309.5 million of variable-rate loans (mainly comprised of 86% single-family residential and 9% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 62.3% of total fixed-rate and 72.2% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

Loans held for investment include a total of $1.3 billion, or 23.4% of total loans, which mature after December 31, 2022 and are priced based on variable interest rates tied to the LIBOR. In December of 2019, the Company appointed a management team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR, and guide the Company through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. During 2021, the Company completed its assessment of all third party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives, to the Secured Overnight Financing Rate (“SOFR”). The Company expects to begin migrating identified existing loans and derivative contracts from LIBOR to SOFR gradually during 2022.
The tables below set forth the unpaid principal balance of total loans held for sale by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2021:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$12,855	$63,887	$—	$76,742
Multi-family residential	—	10,258	—	10,258
Single-family residential (1)	—	—	14,905	14,905
Owner occupied	—	1,318	—	1,318
	$12,855	$75,463	$14,905	$103,223
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$17,295	$16,234	$—	$33,529
Multi-family residential	—	18,645	2,703	21,348
	$17,295	$34,879	$2,703	$54,877

Total Loans Held For Sale
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$30,150	$80,121	$—	$110,271
Multi-family residential	—	28,903	2,703	31,606
	30,150	109,024	2,703	141,877
Single-family residential (1)	—	—	14,905	14,905
Owner occupied	—	1,318	—	1,318
	$30,150	$110,342	$17,608	$158,100
__________________
(1)    Loans held for sale carried at their estimated fair value originated by Amerant Mortgage Inc.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2021		2020		2019
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)(3)	$64,636	0.9%	$86,930	1.1%	$112,297	1.4%
Other (4)	35,006	0.4%	65,968	0.9%	59,140	0.7%
Total	$99,642	1.3%	$152,898	2.0%	$171,437	2.1%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $21.1 million, $13.3 million and $15.2 million as of December 31, 2021, 2020 and 2019 respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $64.6 million, $86.7 million and $104.0 million as of December 31, 2021, 2020 and 2019, respectively. Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, and a review of the Executive Order issued by the President of the United States on August 5, 2019 and the related Treasury Department Guidance, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) There were no outstanding credit card balances as of December 31, 2021 and 2020. As of December 31, 2019, include credit card balances $7.8 million.
(4) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2021, 2020 and 2019.

As of December 31, 2021, the maturities of our outstanding international loans were as follows:

(in thousands)	Less than 1 year(1)	1-3 Years(1)	More than 3 years(1)	Total(1)
Venezuela(2)	$961	$4,987	$58,688	$64,636
Other(3)	416	14,690	19,900	35,006
Total	$1,377	$19,677	$78,588	$99,642
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $21.1 million.
(2)    Includes mortgage loans for single-family residential properties located in the U.S.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2021.

Loans by Economic Sector

The table below summarizes the concentration in our loans held for investment by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$78,168	1.5%	$89,187	1.5%	$82,555	1.4%
Construction and real estate (2)	2,314,281	42.8%	2,844,094	48.7%	3,046,852	53.0%
Manufacturing:
Foodstuffs, apparel	87,006	1.6%	108,312	1.9%	80,938	1.4%
Metals, computer, transportation and other	101,807	1.9%	129,705	2.2%	195,693	3.4%
Chemicals, oil, plastics, cement and wood/paper	34,133	0.6%	41,451	0.7%	49,744	0.9%
Total manufacturing	222,946	4.1%	279,468	4.8%	326,375	5.7%
Wholesale	572,109	10.6%	609,318	10.4%	690,964	12.0%
Retail trade (3)	380,545	7.0%	423,260	7.2%	336,956	5.9%
Services:
Non-financial public sector	1	—%	472	—%	—	—%
Communication, transportation, health and other	375,973	7.0%	394,479	6.8%	247,970	4.3%
Accommodation, restaurants, entertainment	508,615	9.4%	445,763	7.6%	434,580	7.6%
Electricity, gas, water, supply and sewage	19,309	0.4%	34,677	0.6%	17,024	0.3%
Total services	903,898	16.7%	875,391	15.0%	699,574	12.2%
Other loans (4)	937,493	17.3%	721,619	12.4%	561,063	9.8%
	$5,409,440	100.0%	$5,842,337	100.0%	$5,744,339	100.0%
_________________
(1)    Consists mainly of domestic non-bank financial services companies.
(2)    Comprised mostly of CRE loans throughout South Florida, the greater Houston, Texas area, and New York.
(3) Gasoline stations represented approximately 59%, 60% and 64% of the retail trade sector at year-end 2021, 2020 and 2019, respectively.
(4)    Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans which represented around 17.2%, 12.6% and 9.0% of the total in 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company had $158.1 million of loans held for sale in the construction and real estate economic sector. There were no loans held for sale at December 31, 2020 and 2019.

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

	December 31,
	2021		2020		2019		2018		2017
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Domestic Loans
Real estate	$17,952	43.5%	$50,227	48.2%	$25,040	51.7%	$22,778	51.3%	$31,290	48.0%
Commercial	38,616	38.7%	48,035	38.0%	22,132	38.1%	29,278	37.0%	30,782	33.4%
Financial institutions	41	0.3%	—	0.3%	42	0.3%	41	0.3%	31	0.3%
Consumer and others (1)	11,762	15.7%	10,729	10.9%	1,677	6.9%	1,985	6.3%	60	5.9%
	68,371	98.2%	108,991	97.4%	48,891	97.0%	54,082	94.9%	62,163	87.6%

International Loans (2)
Commercial	363	0.4%	95	0.9%	350	0.8%	740	1.2%	1,905	1.1%
Financial institutions	1	—%	1	—%	—	—%	404	0.8%	4,331	7.9%
Consumer and others (1)	1,164	1.4%	1,815	1.7%	2,982	2.2%	6,536	3.1%	3,601	3.4%
	1,528	1.8%	1,911	2.6%	3,332	3.0%	7,680	5.1%	9,837	12.4%
Total Allowance for Loan Losses	$69,899	100.0%	$110,902	100.0%	$52,223	100.0%	$61,762	100.0%	$72,000	100.0%
% Total Loans held for investment	1.29%		1.9%		0.91%		1.04%		1.19%
__________________
(1)     Includes (i) indirect consumer loans purchased in 2021 and 2020; (ii) mortgage loans for and secured by single-family residential properties located in the U.S in all years presented; and (iii) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019. The total allowance for loan losses for credit card receivables, after the charge-offs, was at $1.8 million at December 31, 2019. We discontinued or credit card programs in 2020 and the outstanding credit card balances at the close of 2019 were repaid during the first quarter of 2020. There are no credit card balances or allowance for the credit card product in 2021 and 2020..
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. despite all collateral being located in the U.S.

In 2021, the changes in the allocation of the ALL were driven by loan composition changes, primarily as a result of: (i) the increase in domestic consumer loans in 2021 mainly derived from indirect consumer loan purchased in 2021 and 2020, and (ii) the reduction of the CRE portfolio in 2021 mainly the result of our decision to close our former NY LPO. In addition, the change in allocation of the ALL in 2021, includes changes due to the estimated impact of the COVID-19 pandemic among the respective impacted portfolios, mainly domestic real estate, commercial and consumer loans. The ALL associated with the COVID-19 pandemic was $14.1 million as of December 31, 2021, compared to $14.8 million from December 31, 2020.

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

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Non-Accrual Loans(1)
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$7,285	$8,219	$1,936	$—	$489
Multifamily residential	—	11,340	—	—	—
	7,285	19,559	1,936	—	489
Single-family residential	3,349	8,778	5,431	5,198	4,277
Owner occupied	8,665	12,815	14,130	4,983	12,227
	19,299	41,152	21,497	10,181	16,993
Commercial loans (2)	28,440	44,205	9,149	4,772	2,500
Consumer loans and overdrafts	251	219	390	11	9
Total Domestic	47,990	85,576	31,036	14,964	19,502

International Loans: (3)
Real estate loans
Single-family residential	1,777	1,889	1,860	1,491	727
Commercial loans	—	—	—	—	6,447
Consumer loans and overdrafts	6	14	26	24	46
Total International	1,783	1,903	1,886	1,515	7,220
Total-Non-Accrual Loans	$49,773	$87,479	$32,922	$16,479	$26,722

Past Due Accruing Loans(4)
Domestic Loans:
Real estate loans
Single-family residential	$—	$—	$—	$54	$112
Owner occupied	—	220	—	—	—
Consumer loans and overdrafts	8	1	—	—	—
Total Domestic	8	221	—	54	112

International Loans (3):
Real estate loans
Single-family residential	—	—	—	365	114
Consumer loans and overdrafts	—	—	5	884	—
Total International	—	—	5	1,249	114
Total Past Due Accruing Loans	8	221	5	1,303	226
Total Non-Performing Loans	49,781	87,700	32,927	17,782	26,948
Other real estate owned	9,720	427	42	367	319
Total Non-Performing Assets	$59,501	$88,127	$32,969	$18,149	$27,267

__________________
(1)    Includes loan modifications that meet the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2021, 2020 and 2019, non-performing TDRs include $9.1 million, $8.4 million and $9.8 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2) As of December 31, 2021 and 2020, includes $9.1 million and $19.6 million, respectively, in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as result of the deterioration of this commercial relationship. In addition, in connection wit this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021.
(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., despite all collateral being located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At December 31, 2021, non-performing assets decreased $28.6 million, or 32.5%, compared to December 31, 2020. This was primarily driven: (i) $27.8 million in charge-offs against the allowance for loan losses, including $11.2 million related to five commercial loans, $11.1 million related to two non-owner occupied loans, and $3.1 million related to purchased indirect consumer loans; (ii) the sale of two non-owner occupied loans totaling $19.1 million; (iii) $17.0 million in loans placed back in accrual status, including three multi-family residential loans totaling $11.4 million, one single-residential family loan of $2.7 million, one commercial loan of $2.7 million and one owner occupied loan of $0.2 million, and (iv) other paydowns/payoffs during 2021. These decreases were partially offset by the placement in non accrual status of: (i) three non-owner occupied loans totaling $39.9 million, and (ii) one commercial loan of $2.7 million.
In the third quarter of 2021, the Company received one CRE property guaranteeing a New York loan with a carrying amount of $12.1 million, which was among the loans placed in non accrual status in 2021, and transferred it to OREO at the net of its fair value less cost to sell of approximately $9.4 million. As a result of this transaction, the Company charged-off $3.2 million against the allowance for loan losses in the third quarter of 2021.
In January 2022, the Company collected a partial payment of around $9.8 million on one commercial nonaccrual loan of $12.4 million. Also, in January 2022, the Company charged-off the remaining balance of this loan of $2.5 million against its specific reserve at December 31, 2021.
There were $17.0 million in loans which were placed back in accrual status in 2021. As a result, the Company will recognize, as an adjustment to the yield, $1.8 million for the remaining average maturity of these loans of 5 years. We recognized no interest income on nonaccrual loans during 2021, 2020 and 2019. Additional interest income that we would have recognized on these nonaccrual loans had they been current in accordance with their original terms was $6.2 million, $2.7 million and $1.4 million, respectively, in these years. We recognized interest income on loans modified under troubled debt restructurings of $0.1 million, $36 thousand and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, 2020 and 2019, there were $2.9 million, $0.3 million and $0.3 million, respectively of TDRs which were all accruing interest at these dates.
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
The Company’s loans by credit quality indicators at December 31, 2021, 2020 and 2019 are summarized in the following table. We have no purchased credit-impaired loans.

	2021				2020				2019
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$34,205	$5,890	$1,395	$41,490	$46,872	$4,994	$3,969	$55,835	$9,324	$762	$1,936	$12,022
Multi-family residential	—	—	—	—	—	11,340	—	11,340	—	—	—	—
Land development and construction loans	—	—	—	—	7,164	—	—	7,164	9,955	—	—	9,955
	34,205	5,890	1,395	41,490	54,036	16,334	3,969	74,339	19,279	762	1,936	21,977
Single-family residential	—	5,221	—	5,221	—	10,667	—	10,667	—	7,291	—	7,291
Owner occupied	7,429	8,759	—	16,188	22,343	12,917	—	35,260	8,138	14,240	—	22,378
	41,634	19,870	1,395	62,899	76,379	39,918	3,969	120,266	27,417	22,293	1,936	51,646
Commercial loans (2)	32,452	20,324	9,497	62,273	42,434	21,152	23,256	86,842	5,569	8,406	2,669	16,644
Consumer loans and overdrafts	—	270	—	270	—	238	—	238	—	67	357	424
	$74,086	$40,464	$10,892	$125,442	$118,813	$61,308	$27,225	$207,346	$32,986	$30,766	$4,962	$68,714
_________
(1) There were no loans categorized as “Loss” as of the dates presented.
(2) As of December 31, 2021 and 2020, includes $9.1 million and $19.6 million in a commercial relationship placed in nonaccrual status and downgraded during the second quarter of 2020. As of December 31, 2021, Substandard loans included $4.9 million, and doubtful loans include $4.2 million, related to this commercial relationship (Substandard loans included $7.3 million and doubtful loans include $12.3 million as of December 31, 2020). During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million against the allowance for loan losses as result of the deterioration of this commercial relationship. In addition, in connection wit this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021.

2021 compared to 2020
Classified loans, which includes substandard and doubtful loans, totaled $51.4 million at December 31, 2021, compared to $88.5 million at December 31, 2020. This decrease of $37.2 million, or 42.0%, compared to December 31, 2020, was primarily driven by: (i) $27.8 million in charge-offs against the allowance for loan losses, including $11.2 million related to five commercial loans, $11.1 million related to two non-owner occupied loans, and $3.1 million related to purchased consumer loans; (ii) the sale of two non-owner occupied loans totaling $19.1 million; (iii) $17.0 million in loans placed back in accrual status, including three multi-family residential loans totaling $11.4 million, one single-residential family loan of $2.7 million, one commercial loan of $2.7 million and one owner occupied loan of $0.2 million; and (iv) around $15.9 million in paydowns/payoffs during 2021. These decreases were partially offset by the placement in non accrual status of: (i) three non-owner occupied loans totaling $39.9 million, and (ii) one commercial loan of $2.7 million.

Special mention loans as of December 31, 2021 totaled $74.1 million, a decrease of $44.7 million, or 37.6%, from $118.8 million as of December 31, 2020. This decrease was primarily due to: (i) $28.0 million in paydowns/payoffs; (ii) $15.3 million in upgrades to pass rating, including four owner occupied loans totaling $13.3 million and two commercial loans totaling $2.0 million, and (iii) a decrease of $13.5 million due to downgrades to classified rating, including $12.1 million related to a loan that was further downgraded to substandard and ultimately transferred to OREO in the third quarter of 2021, and one commercial loan of $1.4 million. The decrease in special mention during the period was offset by $13.4 million due to downgrades from pass to special mention rating, including two non-owner occupied loans totaling $8.0 million and two commercial loans totaling $4.4 million.
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans which have been modified under these programs totaled $1.1 billion as of December 31, 2021. As of December 31, 2021, $37.1 million, or 0.7% of total loans, were still under the deferral and/or forbearance period, a decrease of $6.3 million, or 14.5% compared to $43.4 million, or 0.7% at December 31, 2020. This decrease was primarily due to $31.3 million in loans that resumed regular payments after deferral and/or forbearance periods, and $12.1 million in a CRE loan that was transferred to OREO. This was partially offset by new modifications in 2021, which we selectively offered as additional temporary loan modifications under programs that allow the deferral and/or forbearance periods to extend beyond 180 days. These new modifications include $37.1 million at December 31, 2021 which consist of two CRE retail loans in New York that will mature in the first quarter of 2022.
Additionally, 100% of the loans under deferral and/or forbearance are secured by real estate collateral with average Loan to Value (“LTV”) of 74%. All loans that have moved out of forbearance status have resumed regular payments, except for the CRE loan previously discussed that was transferred to OREO in 2021. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.
While it continued being difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality in 2021, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.
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

Potential problem loans at December 31, 2021, 2020 and 2019 included:

(in thousands)	2021	2020	2019
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$744	$762
Multi-family residential	—	—	—
Land development and construction loans	94	—	—
	94	744	762
Single-family residential	95	—	—
Owner occupied	—	102	110
	189	846	872
Commercial loans	1,380	198	1,926
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	13	—	9
	$1,582	$1,044	$2,807
________
(1) Corresponds to international consumer loans.

At December 31, 2021, total potential problem loans increased $0.5 million, or 51.5%, compared to December 31, 2020. The decrease is mainly attributed to one $1.4 million commercial loan downgraded to substandard accrual during the period offset by the pay off of one CRE non-owner occupied loans of $0.7 million.

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
•investment quality;
•liquidity requirements;
•interest-rate risk sensitivity; and
•potential returns on investment
The Bank’s board of directors approves the Bank’s and related companies ALCO investment policy and programs which govern the investment process. The ALCO oversees the investment process monitoring compliance to approved limits and targets. The Company’s investment decisions are based on the above-mentioned four principles, other factors considered relevant to particular investments and strategies, market conditions and the Company’s overall balance sheet position. ALCO regularly evaluates the investments’ performance within the approved limits and targets. The Company proactively manages its investment securities portfolio as a source of liquidity and as an economic hedge against declining interest rates whenever appropriate.

The following table sets forth the book value and percentage of each category of securities at December 31, 2021, 2020 and 2019. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost.

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government sponsored enterprise debt	450,773	33.6%	661,335	48.1%	933,112	53.6%
Corporate debt (1) (2)	357,790	26.7%	301,714	22.0%	252,836	14.5%
U.S. government agency debt	361,906	27.0%	204,578	14.9%	228,397	13.1%
Municipal bonds	2,348	0.2%	54,944	4.0%	50,171	2.9%
U.S. Treasury debt	2,502	0.2%	2,512	0.2%	104,236	6.0%
	1,175,319	87.7%	1,225,083	89.2%	1,568,752	90.1%

Debt securities held to maturity (3)	118,175	8.8%	58,127	4.2%	73,876	4.3%

Equity securities with readily determinable fair value not held for trading(4)	252	—%	24,342	1.8%	23,848	1.4%

Other securities (5):	47,495	3.5%	65,015	4.8%	72,934	4.2%
	$1,341,241	100.0%	$1,372,567	100.0%	$1,739,410	100.0%

_________________
(1)     As of December 31, 2021, 2020 and 2019 corporate debt securities include $12.5 million, $17.1 million and $5.2 million, respectively, in “investment-grade” quality securities issued by foreign corporate entities. The securities issuers were from Japan and Canada in three different sectors in 2021 and 2020, and from Japan in the financial services sector in 2019. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2) As of December 31, 2021, 2020 and 2019, debt securities in the financial services sector issued by domestic corporate entities represent 3.1%, 2.7% and 1.3% of our total assets, respectively.
(3)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
(4)    As of December 31, 2020, includes an open-end fund incorporated in the U.S. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act. During the fourth quarter of 2021, the Company sold this mutual which had a fair value of $23.4 million at the time of the sale.
(5)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of December 31, 2021, total securities decreased $31.3 million, or 2.3%, to $1.3 billion compared to $1.4 billion as of December 31, 2020. The decrease in 2021 was mainly driven by: (i) maturities, sales and calls totaling $531.7 million, mainly debt securities available for sale, and (ii) net unrealized holding losses on debt securities available for sale of $21.5 million. These results were partially offset by purchases totaling $530.8 million, including purchases of debt securities available for sale and held to maturity of $425.9 million and $100.4 million, respectively.

As of December 31, 2021, total available for sale debt securities includes residential and commercial mortgage-backed securities with amortized cost of $654.7 million and $123.5 million, respectively, and fair value of $661.3 million and $123.8 million, respectively. As of December 31, 2020, total available for sale debt securities includes residential and commercial mortgage-backed securities with amortized cost of $647.0 million and $123.9 million, respectively, and fair value of $666.7 million and $128.4 million, respectively.
As of December 31, 2021, total debt securities held to maturity includes residential and commercial mortgage-backed securities with total fair values of $88.7 million ($89.4 million - amortized cost) and $30.4 million ($28.8 million - amortized cost), respectively. As of December 31, 2020, total debt securities held to maturity includes residential and commercial mortgage-backed securities with total fair values of $29.5 million ($28.7 - amortized cost) and $31.6 million ($29.5 million - amortized cost), respectively.
The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2021. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value; The book value for debt securities classified as held to maturity is equal to amortized cost.

December 31, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$450,773	2.51%	$3,613	1.76%	$36,223	2.47%	$45,879	3.39%	$365,058	2.41%	$—	—%
Corporate debt-domestic	345,262	3.40%	25,539	2.65%	76,052	2.59%	222,739	3.69%	20,932	4.11%	—	—%
U.S. Government agency debt	361,906	2.41%	52	4.54%	4,700	2.41%	9,617	2.00%	347,537	2.42%	—	—%
Municipal bonds	2,348	2.55%	—	—%	—	—%	486	2.08%	1,862	2.67%	—	—%
Corporate debt-foreign	12,528	3.43%	1,000	1.06%	—	—%	11,528	3.64%	—	—%	—	—%
U.S. treasury securities	2,502	0.34%	2,502	0.34%	—	—%	—	—%	—	—%	—	—%
	$1,175,319	2.75%	$32,706	2.33%	$116,975	2.55%	$290,249	3.58%	$735,389	2.46%	$—	—%

Debt securities held to maturity	$118,175	2.52%	$—	—%	$9,343	2.48%	$11,189	2.92%	$97,643	2.48%	$—	—%

Equity securities with readily determinable fair value not held for trading	252	—%	—	—	—	—	—	—	—	—	252	—%

Other securities	$47,495	4.17%	$—	—%	$—	—%	$—	—%	$—	—%	$47,495	4.17%
	$1,341,241	2.78%	$32,706	2.33%	$126,318	2.54%	$301,438	3.56%	$833,032	2.47%	$47,747	4.15%

The investment portfolio’s average effective duration was 3.6, 2.4 and 3.8 years as of December 31, 2021, 2020 and 2019, respectively. The increase in effective duration in 2021 compared to 2020 was primarily the result of higher longer term rates, and sales of shorter duration holdings being replaced with longer duration investments throughout the year. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

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

Goodwill. Goodwill was $19.5 million as of December 31, 2021, 2020 and 2019. Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006, and the Cayman Bank acquired in 2019.

Liabilities. Total liabilities were $6.8 billion at December 31, 2021, a decrease of $180.9 million, or 2.6%, compared to $7.0 billion at December 31, 2020. This net decrease includes: (i) a net reduction of $240.4 million, or 22.9%, in advances from the FHLB, mainly due to the early repayment of $235 million of these borrowings in May 2021, and (ii) a net reduction of $100.8 million, or 1.8% in total deposits, mainly due to the decrease in time deposits. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes of FHLB advances and total deposits.
The net decrease in total liabilities in 2021 was partially offset by a net increase in other liabilities of $23.3 million or 28.1%, mainly as a result of the adoption of the new accounting guidance on leases. See Note 1 to our audited consolidated financial statements in this Form 10-K for more details on the new guidance on leases.
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

Deposits
Total deposits were $5.6 billion at December 31, 2021, a decrease of $100.8 million, or 1.8%, compared to December 31, 2020. The decline in deposits in 2021 was mainly driven by a decrease of $703.7 million, or 34.5%, in time deposits. This was partially offset by an increase of $603.0 million or 16.3%, in core deposits, including: (i) an increase of $311.1 million, or 35.7%, in noninterest bearing transaction accounts; (ii) an increase of $277.4 million, or 22.6% in interest bearing transaction accounts, and (iii) an increase of $14.5 million, or 0.9%, in savings and money market deposit accounts.
The decline in time deposits balances in 2021 compared to 2020 was primarily attributable to a $499.3 million, or 32.3%, reduction in customer CDs compared to December 31, 2020, as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. This decline in customer CDs includes a $101.1 million, or 50.9%, reduction in online CD balances. In addition, brokered time deposits decreased $204.4 million, or 41.4%, in 2021 compared to December 31, 2020.
The increase in transaction account balances in 2021 compared to 2020 includes $645.7 million or 18.2%, in higher customer account balances, partially offset by a total decrease of $42.8 million in brokered interest bearing and money market deposits.
Domestic deposits decreased $65.7 million, or 2.1%, in 2021 to $3.1 billion at December 31, 2021 from $3.2 billion at December 31, 2020. Foreign deposits decreased $35.1 million, or 1.4%, in 2021 from $2.5 billion at December 31, 2020. See discussions further below.
We continue to move closer toward achieving our stated deposit growth targets, which include maintaining the loan to deposit ratio under 100%, and reducing the brokered deposits to total deposits ratio to 5%. In 2021, we added key personnel in treasury management and other business areas to continue growing low cost deposits. In addition, we have continued to work on enhancing a completely digital onboarding platform to facilitate the opening of deposit accounts and improve the customer experience. Specifically, in 2021, we entered in to arrangements with Alloy and ClickSWITCH®. In 2021, we tested a digital promotional campaign with a cash bonus for opening a new Value Checking account, and raised nearly $10 million in new deposits. In addition, in 2021 the Company commenced a new relationship, which allows us to capture municipal funds. Furthermore, in 2021, we implemented Zelle® Commercial, being one of the first community banks to implement this P2P payment platform. See “Item 1.Business- Our Company- Business Developments” for additional information on new digital platforms and other deposit-related initiatives.
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

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Domestic (1)	$3,137,258	$3,202,936	$3,121,827	$3,001,366	$2,822,799
Foreign:
Venezuela (2)	2,019,480	2,119,412	2,270,970	2,694,690	3,147,911
Others	474,133	409,295	364,346	336,630	352,263
Total foreign (3)	2,493,613	2,528,707	2,635,316	3,031,320	3,500,174
Total deposits	$5,630,871	$5,731,643	$5,757,143	$6,032,686	$6,322,973
___________
(1)     Includes brokered deposits of $387.3 million, $634.5 million, $682.4 million, $642.1million and $780.0 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
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
(3)    Our other foreign deposits do not include deposits from Venezuelan resident customers.

The following table shows the increase or (decrease), during the year our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2021		2020		2019		2018
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic (1)	$(65,678)	(2.1)%	$81,109	2.6%	$120,461	4.0%	$178,567	6.3%
Foreign (2):
Venezuela	(99,932)	(4.7)%	(151,558)	(6.7)%	(423,720)	(15.7)%	(453,221)	(14.4)%
Others	64,838	15.8%	44,949	12.3%	27,716	8.2%	(15,633)	(4.4)%
Total foreign	(35,094)	(1.4)%	(106,609)	(4.0)%	(396,004)	(13.1)%	(468,854)	(13.4)%
Total deposits	$(100,772)	(1.8)%	$(25,500)	(0.4)%	$(275,543)	(4.6)%	$(290,287)	(4.6)%
___________
(1)     Domestic deposits, excluding brokered deposits, increased $181.5 million, $109.0 million, $100.2 million and $316.4 million in 2021, 2020, 2019 and 2018, respectively.
(2)    The Bank selectively closed deposit accounts held by Venezuelan and other international customers with balances of approximately $76.4 million in 2018, to reduce its compliance costs and risks. No accounts held by Venezuelan or other international customers were preemptively closed in 2021, 2020 and 2019 to reduce compliance costs and risks. We believe our deposit de-risking process is complete.

Domestic deposits decreased $65.7 million, or 2.1%, in 2021 to $3.1 billion at December 31, 2021 from $3.2 billion at December 31, 2020. The decrease in domestic deposits was mainly driven by the aforementioned decrease in time deposits. This was partially offset an increase in transaction account balances or core deposits, which includes the effects of the initiatives described above.

Foreign deposits decreased $35.1 million, or 1.4%, in 2021 to $2.5 billion at December 31, 2021 from $2.5 billion at December 31, 2020, mainly driven by a decrease in deposits from Venezuela partially offset by an increase in deposits from countries other than Venezuela. During the year ended December 31, 2021, deposits of customers domiciled in Venezuela decreased $99.9 million, or 4.7%, to $2.0 billion at December 31, 2021 from $2.1 billion at December 31, 2020.While deposits from customers domiciled in Venezuela continue to decline, the pace of decline has recently slowed, which we attribute to the implementation of Zelle®, and customer service initiatives intended to actively manage these relationships. Most of the Venezuelan withdrawals from deposit accounts at the Bank are believed to be due to the effect of adverse economic conditions in Venezuela on our Venezuelan resident customers. During the year ended December 31, 2021, foreign deposits from countries other than Venezuela increased $64.8 million, or 15.8%, to $474.1 million at December 31, 2021 from $409.3 million at December 31, 2020, as we have expanded our foreign deposit gathering capabilities out of our Houston market.

Core deposits

Core deposits were $4.3 billion, $3.7 billion and $3.3 billion as of December 31, 2021, 2020 and 2019, respectively. Core deposits represented 76.2%, 64.4% and 58.0% of our total deposits at those dates, respectively. The increase of $603.0 million, or 16.3%, in core deposits in 2021 was mainly driven by the previously mentioned increase in noninterest bearing and interest bearing demand deposits. Core deposits consist of total deposits excluding all time deposits.

Brokered deposits

We utilize brokered deposits and, as of December 31, 2021 and 2020, we had $387.3 million and $634.5 million in brokered deposits, which represented 6.9% and 11.1%, respectively, of our total deposits. Brokered deposits decreased $247.2 million, or 39.0%, in 2021 compared to December 31, 2020, mainly due to a decline in brokered time deposits, as the Company continued to de-emphasized this funding source in 2021.
As of December 31, 2021 and 2020, brokered deposits included time deposits of $289.8 million and $494.2 million, respectively, and third party interest bearing deposits of $97.5 million and $140.3 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.

Deposits by Type: Average Balances and Average Rates Paid
The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2021		2020		2019
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$1,046,766	—%	$876,393	—%	$791,239	—%
Interest bearing deposits:
Checking and saving accounts:
Interest bearing demand (1)	1,309,699	0.05%	1,154,166	0.04%	1,177,031	0.08%
Money market (2)	1,311,278	0.27%	1,165,447	0.61%	1,150,459	1.36%
Savings	324,618	0.02%	321,766	0.02%	361,069	0.02%
Time Deposits (3)	1,668,459	1.42%	2,360,367	1.94%	2,344,587	2.21%
	4,614,054	0.60%	5,001,746	1.07%	5,033,146	1.36%
	$5,660,820	0.49%	$5,878,139	0.91%	$5,824,385	1.17%
___________
(1)    In the years ended December 31, 2021 and 2020, includes reciprocal deposits with a total average balance of $89.6 million (average rate - 0.13%) and $40.5 million (average rate - 0.08%), respectively, and brokered deposits with a total average balance of $10.6 million (average rate - 0.33%) and $1.6 million (average rate - 0.33%), respectively. There were no interest bearing reciprocal deposits and brokered deposit balances in 2019.
(2)    In the years ended December 31, 2021 and 2020, includes brokered deposits with a total average balance of $109.3 million (average rate - 0.33%) and $25.6 million (average rate - 0.33%). There were no money market brokered deposits in 2019.
(3)    In the years ended December 31, 2021, 2020 and 2019, includes brokered deposits with average balances of $414.4 million, $570.8 million and $599.7 million, respectively, with average rates of 2.11%, 2.21% and 2.34%, respectively.

Large Fund Providers
At December 31, 2021 and 2020, our large fund providers, defined as individual third-party customer relationships with balances of over $10.0 million, included twenty-four and eleven deposit relationships, respectively, with total balances of $566.4 million and $349.0 million, respectively. The increase in the balance of these deposits was mainly driven by new relationships with a total balance of $256.7 million as of December 31, 2021.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2021		2020		2019
Less than 3 months	$261,779	31.1%	$433,918	34.6%	$291,075	20.4%
3 to 6 months	134,709	16.0%	261,683	20.8%	358,061	25.1%
6 to 12 months	153,695	18.3%	241,367	19.2%	393,555	27.6%
1 to 3 years	281,366	33.5%	268,934	21.4%	181,105	12.7%
Over 3 years	8,902	1.1%	49,948	4.0%	204,303	14.2%
Total	$840,451	100.0%	$1,255,850	100.0%	$1,428,099	100.0%

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances, and less frequently, advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at December 31, 2021, 2020 and 2019 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding as of December 31, 2021, 2020 and 2019.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Outstanding at period-end	$—	$—	$285,000
Average amount	28,273	83,750	478,333
Maximum amount outstanding at any month-end	130,000	300,000	600,000
Weighted average interest rate:
During period	0.36%	1.45%	2.29%
End of period	—%	—%	1.93%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2021	2020	2019
Net income (loss) attributable to the Company	$112,921	$(1,722)	$51,334
Basic earnings (loss) per common share	3.04	(0.04)	1.21
Diluted earnings (loss) per common share (1)	3.01	(0.04)	1.20

Average total assets	$7,533,016	$8,031,549	$7,938,379
Average stockholders' equity	795,841	838,239	797,900
Net income (loss) attributable to the Company/ Average total assets (ROA)	1.50%	(0.02)%	0.65%
Net income (loss) attributable to the Company / Average stockholders' equity (ROE)	14.19%	(0.21)%	6.43%
Average stockholders' equity / Average total assets ratio	10.56%	10.44%	10.05%

__________________
(1)As of December 31, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 462,302. As of December 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 248,750 and 530,620, respectively, mainly related to the Company’s IPO in 2018. As of December 31, 2020, potential dilutive instruments were not included in the dilutive earnings per share computation because the Company reported a net loss and their inclusion would have an antidilutive effect. As of December 31, 2021 and 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted averages shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

In 2021, basic and diluted loss per share is the result of the net income earned during the period. In 2020, basic and diluted loss per share is the result of the net loss recorded during the period.

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

2021 compared to 2020
Stockholders’ equity was $831.9 million as of December 31, 2021, an increase of $48.5 million, or 6.2%, compared to $783.4 million as of December 31, 2020. This increase was primarily driven by $112.9 million of net income attributable to the Company in 2021. This was partially offset by: (i) an aggregate of $36.3 million in connection with the repurchases of Class A common stock in 2021, including $27.9 million repurchased under the Class A Common Stock Repurchase Program and $8.5 million shares cash out in accordance with the terms of the Merger; (ii) an aggregate of $9.6 million in connection with the repurchases of Class B Common Stock completed in 2021, under the Class B Common Stock Repurchase Program; (iii) a decrease of $16.4 million in AOCI, mainly as a result of lower valuation of the Company’s debt securities available for sale derived from market increases in long-term yield curves, and (iv) $2.2 million of dividends declared by the Company in 2021. See discussions further below for more information on common stock repurchase programs, dividends, and the Merger.
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
Non-controlling Interest

Non-controlling interests on the consolidated financial statements includes a 49% non-controlling interest of Amerant Mortgage Inc.. The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage Inc., and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. As of December 31, 2021, non-controlling interest included as a reduction to total stockholders’ equity was $2.6 million, and a net loss of $2.6 million attributed to the non-controlling interest is presented in the statement of operations in 2021. There were no non-controlling interests as of and for the year ended December 31, 2020.
Common Stock Transactions
Clean-Up Merger. On November 17, 2021, the Company entered into an Agreement and Plan of Merger ( the “Merger Agreement”), between the Company and its newly-created, wholly-owned subsidiary, Amerant Merger SPV Inc. (“Merger Sub”), pursuant to which the Merger Sub would merge with and into the Company (the “Clean-up Merger”), and on November 17, 2021, the Company filed articles of merger (the “Articles of Merger”) with the Florida Secretary of State. In connection with the Clean-up Merger, Merger Sub merged with and into the Company as of 12:01 a.m. on November 18, 2021 (the effective time of the Clean-up Merger). The Clean-up Merger had been previously approved by the Company’s shareholders on November 15, 2021. Under the terms of the Clean-up Merger, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, any shareholder, together with its affiliates, who owned more than 8.9% of the outstanding shares of Class A common stock a result of the Clean-up Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may have been, was converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that were in excess of the 8.9% limitation. The terms of the Clean-up Merger included the creation of a new class of Non-Voting Class A common stock.

In addition, all shareholders who held fractional shares as a result of the Clean-up Merger received a cash payment in lieu of such fractional shares. Following the Clean-up Merger, any holder who beneficially owned fewer than 100 shares of Class A common stock received cash in lieu of Class A common stock. In November 2021, the Company repurchased 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Clean-up Merger. These shares were repurchased at a price per share of $30.10 and an aggregate purchase of approximately $8.5 million.

From and after the effective time of the Clean-up Merger, the separate corporate existence of Merger Sub ceased and the Company continued as the surviving corporation. In connection with the Clean-up Merger, the number of shares that the Company is authorized to issue decreased by 250,000,000. As a result of the Clean-up Merger, the Class B Common Stock is no longer authorized or outstanding, and November 17, 2021 was the last day it traded on the Nasdaq Global Select Market.

In September 2021, the Company’s Board of Directors authorized the Class A Common Stock Repurchase Program, and terminated the Class B Common Stock Repurchase Program, previously approved in March 2021. See further discussions below.

Common Stock Repurchases and cancellation of Treasury Shares. In November 2021, the Company repurchased 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Merger. These shares were repurchased at a weighted average price per share of $30.10 and an aggregate purchase of approximately $8.5 million.

In September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock. Under the Class A Common Stock Repurchase Program, repurchases may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. In 2021, the Company repurchased an aggregate of 893,394 shares of Class A common stock at a weighted average price per share of $31.18, under the Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $27.9 million, including transaction costs.
On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provided for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock. Under the Class B Common Stock Repurchase Program, the Company was able to repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The extent to which the Company was able to repurchase its shares of Class B common stock and the timing of such purchases depended upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may have been considered in the Company’s sole discretion. Repurchases may also have been made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class B Common Stock Repurchase Program did not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may have been suspended or discontinued at any time without notice. In 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92, under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs. In September 2021, in connection with the Merger, The Company’s Board of Directors terminated the Class B Common Stock Repurchase Program .

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

In 2021 and 2020, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2021, 2020, 2019 and 2018. Therefore, The Company had no shares of common stock held in treasury stock at December 31, 2021 and 2020.

Dividends. In December 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share of the Company’s Class A common stock. The dividend was paid on or before January 15, 2022 to holders of record at the close of business on December 22, 2021.The aggregate amount in connection with this dividend was $2.2 million.
On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on or before February 28, 2022 to shareholders of record at the close of business on February 11, 2022. The aggregate amount in connection with this dividend was $3.2 million.
Liquidity Management
At December 31, 2021 and 2020, the Company had $0.8 billion and $1.1 billion, respectively, of outstanding advances from the FHLB. There were no other borrowings as of December 31, 2021 and 2020. During the year ended December 31, 2021, the Company repaid $0.7 billion of outstanding FHLB advances, and borrowed of $0.5 billion from this source.
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
At December 31, 2021 and 2020 advances from the FHLB had maturities through 2030. At December 31, 2021 advances from the FHLB had fixed interest rates ranging from 0.62% to 1.73% and, a weighted average rate of 1.03% (fixed interest rates ranging from 0.62% to 2.42%, and a weighted average rate of 1.18% at December 31, 2020). In addition, As of December 31, 2021 and 2020, the Company had $530 million (interest rate - from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In 2021, the Company recognized $1.2 million, included as part of interest expense, as a result of this amortization. The modifications were not considered substantial in accordance with GAAP. During the second quarter of 2021, the Company had a loss of $2.5 million on the early repayment of $235 million of FHLB advances. These transactions combined will represent annual savings of approximately $3.6 million.
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
We had $1.4 billion, $1.3 billion and $1.1 billion of additional borrowing capacity with the FHLB as of December 31, 2021, 2020 and 2019, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits. We also have available uncommitted federal funds credit lines with several banks, and had $105.0 million and $70.0 million of availability under these lines at December 31, 2021 and 2020, respectively.
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $23.8 million as of December 31, 2021 and $43.0 million as of December 31, 2020, in funds available to service its Senior Notes and for general corporate purposes, as a separate stand-alone entity. The Company used cash of $45.9 million to fund the repurchases of Class A and Class B common stock in 2021. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes, held cash and cash equivalents of $6.3 million as of December 31, 2021 and $16.6 million as of December 31, 2020, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us and Amerant Florida by the Bank will be sufficient to fund liquidity requirements for the next twelve months.

COVID-19 Pandemic

Our deposits and wholesale funding operations, including advances from the FHLB and other short-term borrowings, have historically supplied us with additional liquidity. In addition, beginning in 2020, Senior Notes also provided us with a significant source of liquidity in 2020. These sources have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our business. We evaluate our funding requirements on a regular basis to cover any potential shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary. There is some uncertainty surrounding the potential impact of the COVID-19 outbreak on our results of operations and cash flows. As a result, beginning in 2020 and contining into 2021, we proactively took steps to increase cash available on-hand, including, but not limited to, the repositioning of our investment portfolio, and seeking to extend the duration of and reduce the cost on, our long-term debt, primarily advances from the FHLB. Cash and cash equivalents increased $59.8 million, or 27.9%, in 2021, and $93.1 million, or 76.7%, in 2020, attributable to higher balances at the Federal Reserve in both years. In 2021, cash and equivalents include net proceeds of $132.4 million from the sale of the Company’s headquarter building in Coral Gables, Florida. In 2020, cash and cash equivalent included the net proceeds of $58.4 million from the aforementioned issuance of Senior Notes completed during the three months ended June 30, 2020. See —Cash and Cash Equivalents. In addition, in early April 2020, the Company modified maturities on $420.0 million fixed-rate FHLB advances. See earlier discussion in this section.
Redemption of Junior Subordinated Debentures. On January 30, 2020, the Company redeemed all $26.8 million of its outstanding 8.90% trust preferred capital securities issued by Capital Trust I at a redemption price of 100%. The Company simultaneously redeemed all junior subordinated debentures held by Capital Trust I as part of this redemption transaction. This redemption reduced total cash and cash equivalents by $27.1 million, financial liabilities by $28.1 million, other assets by $3.4 million, and other liabilities by $2.2 million at that date. In addition, the Company recorded a charge of $0.3 million during the first quarter of 2020 for the unamortized issuance costs. This redemption reduced the Company’s Tier 1 equity capital at that date by a net of $24.7 million and pretax annual interest expense by $2.4 million.

Dividends. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in this Form 10-K.

In July 2021, the Boards of Directors of the Bank and Amerant Florida approved the payment of cash dividends from the Bank and Amerant Florida to Amerant Bancorp, and declared dividend payments of: (i) $40.0 million from Amerant Florida to Amerant Bancorp, and (ii) $30.0 million from the Bank to Amerant Florida.
In January 2022, the Boards of Directors of the Bank and Amerant Florida approved the payment of cash dividends from the Bank and Amerant Florida to Amerant Bancorp, and declared dividend payments of $40.0 million from Amerant Florida to Amerant Bancorp.
We believe the Company has access to sufficient cash, dividends and borrowing capacity to fund its liquidity needs for 2022 and beyond.

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
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI or AOCL in computing regulatory capital. Management believes, as of December 31, 2021, 2020 and 2019 that the Company and the Bank meet all capital adequacy requirements to which they are subject, and exceed the minimum requirements to be well-capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2021 and 2020 was 6.6% and 6.0%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.

Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
CET1 capital ratio	801,907	12.50%	288,784	4.50%	417,133	6.50%

December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
CET1 capital ratio	736,930	11.73%	282,635	4.50%	408,251	6.50%

December 31, 2019
Total capital ratio	$945,310	14.78%	$511,760	8.00%	$639,699	10.00%
Tier 1 capital ratio	891,913	13.94%	383,820	6.00%	511,760	8.00%
Tier 1 leverage ratio	891,913	11.32%	315,055	4.00%	393,819	5.00%
CET1 capital ratio	806,050	12.60%	287,865	4.50%	415,805	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
CET1 capital ratio	886,301	13.83%	288,439	4.50%	416,634	6.50%

December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
CET1 capital ratio	794,257	12.65%	282,495	4.50%	408,049	6.50%

December 31, 2019
Total capital ratio	$841,305	13.15%	$511,638	8.00%	$639,547	10.00%
Tier 1 capital ratio	787,908	12.32%	383,728	6.00%	511,638	8.00%
Tier 1 leverage ratio	787,908	10.01%	314,800	4.00%	393,500	5.00%
CET1 capital ratio	787,908	12.32%	287,796	4.50%	415,706	6.50%

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

Tangible Common Equity Ratio and Tangible Book Value Per Common Share
Tangible common equity ratio and tangible book value per common share are non-GAAP financial measures, used to explain our results to shareholders and the investment community, and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance. Tangible common equity is calculated as the ratio of common equity less goodwill and other intangibles divided by total assets less goodwill and other intangible assets. Other intangible assets consist of, among other things, mortgage servicing rights and are included in other assets in the Company’s consolidated balance sheets.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages and per share amounts)	December 31, 2021	December 31, 2020

Stockholders' equity	$831,873	$783,421
Less: goodwill and other intangibles (1)	(22,528)	(21,561)
Tangible common stockholders' equity	$809,345	$761,860
Total assets	7,638,399	7,770,893
Less: goodwill and other intangibles (1)	(22,528)	(21,561)
Tangible assets	$7,615,871	$7,749,332
Common shares outstanding	35,883	37,843
Tangible common equity ratio	10.63%	9.83%
Stockholders' book value per common share	$23.18	$20.70
Tangible stockholders' book value per common share	$22.55	$20.13
___________
(1)     Other intangible assets include mortgage servicing rights of $0.6 million at December 31, 2021 which are included in other assets in the Company’s consolidated balance sheets. There were no mortgage servicing rights in 2020.

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

	December 31,
(in thousands)	2021	2020	2019
Commitments to extend credit	$899,016	$763,880	$820,380
Letters of credit	32,107	11,157	17,414
	$931,123	$775,037	$837,794

Commitments to extend credit increased $135.1 million, or 17.7%, as of December 31, 2021 compared to December 31, 2020. This was mainly driven by an increased in commercial and industrial loan commitments.
The Company uses interest rate swaps and other derivative instruments as part of its normal business operations. See Footnote 11- Derivatives to our consolidated financial statements for details.

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to real estate and equipment operating leases and other borrowing arrangements.
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2021. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.

As of December 31, 2021, we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$251,381	$14,298	$23,996	$24,065	$189,022

Time deposits	1,337,840	863,185	436,698	22,373	15,584
Borrowings:
FHLB advances	815,000	—	105,000	180,000	530,000
Senior notes	60,000	—	—	60,000	—
Junior subordinated debentures	64,178	—	—	—	64,178
Contractual interest payments (1)	96,048	19,583	34,268	14,472	27,725
	$2,624,447	$897,066	$599,962	$300,910	$826,509
__________________
(1)    Calculated assuming a constant interest rate as of December 31, 2021.
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
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “Fund”), with an initial commitment of approximately $5.4 million that may reach $9.8 million should the Fund increase to its maximum target size of $200 million.

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

The Company considered the impact of COVID-19 on the significant estimates’ management used. The ALL associated with the COVID-19 pandemic was $14.1 million as of December 31, 2021, compared to $14.8 million from December 31, 2020. The Company recorded a provision for loan losses of $88.6 million in 2020, including $38.3 million mostly related to the estimated deterioration of our loan portfolio caused by the COVID-19 pandemic. The Company released $16.5 million in 2021 and $3.2 million from the allowance for loan losses in 2019.

Concentrations of credit risk can affect the level of the allowance and may involve loans to one borrower, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. In addition, we are subject to a geographic concentration of credit because we primarily operate in South Florida the greater Houston, Texas area and, prior to our decision to close our NY LPO, the New York City area.

Our estimate for the allowance for loan losses is sensitive to the loss rates from our loan portfolio segments. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our CRE loans and commercial loans portfolio segments, the allowance for loan losses at December 31, 2021 would have increased by approximately $0.6 million.

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

Goodwill. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. We have applied significant judgment for annual goodwill impairment testing purposes. Our Treasury and Financial Planning and Analysis units provide significant support for the development of judgments and assumptions used for this evaluation. Based on this evaluation, we concluded goodwill was not considered impaired as of December 31, 2021. Future negative changes may result in potential impairments in future periods.

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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2021		2020
Change in Interest Rates (Basis points)
Increase of 200	$14,442	6.7%	$15,986	7.9%
Increase of 100	9,441	4.4%	9,827	4.9%
Decrease of 25	(2,971)	(1.4)%	(3,507)	(1.7)%
Decrease of 50	(6,025)	(2.8)%	(5,175)	(2.6)%
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

Net interest income in the base scenario, increased to approximately $217 million in December 31, 2021 compared to $201.0 million in December 31, 2020. This increase is mainly due to higher all-in rates on new loan production, high cost maturing time deposits repricing to lower rates, and growth in the indirect lending portfolio that has average net fixed yields close to 7%.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2021	2020
Change in Interest Rates (Basis points)
Increase of 200	(9.60)%	(1.52)%
Increase of 100	(3.23)%	1.37%
Decrease of 25	0.16%	(0.69)%
Decrease of 50 (2)	—%	(1.53)%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We discontinued this scenario in 2021 due to its low probability given the low interest rate environment in 2021.

The larger negative effects to EVE as of December 31, 2021 for the 200 and 100 basis point increase are principally attributed to the balance sheet becoming less asset sensitive compared to December 31, 2020. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2021 and 2020:

	Change in market value (1)
	December 31,
(in thousands)	2021	2020
Change in Interest Rates
(Basis points)
Increase of 200	$(108,280)	$(71,779)
Increase of 100	(50,320)	(30,253)
Decrease of 25	10,811	7,681
Decrease of 50	21,439	15,242
Decrease of 100 (2)	—	31,140
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We discontinued this scenario in 2021 due to its low probability given the low interest rate environment in 2021.

The average duration of our investment portfolio increased to 3.6 years at December 31, 2021 compared to 2.4 years at December 31, 2020.The higher duration was primarily the result of higher longer term rates and sales of shorter duration holdings being replaced with longer duration investments throughout the year. Additionally, the floating rate portfolio decreased to 10.6% at December 31, 2019 from 13.6% at December 31, 2020.

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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2021. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	December 31, 2021
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$274,208	$240,540	$—	$—	$—	$33,668
Securities:
Debt available for sale	1,175,319	295,944	260,953	289,308	329,114	—
Debt held to maturity	118,175	—	—	—	118,175	—
Equity securities with readily determinable fair value not held for trading	252	—	—	—	—	252
Federal Reserve and FHLB stock	47,495	45,340	—	—	—	2,155
Loan portfolio-performing (1)	5,517,759	3,573,222	981,027	614,952	348,558	—
Earning Assets	$7,133,208	$4,155,046	$1,241,980	$904,260	$795,847	$36,075
Liabilities
Interest bearing demand deposits	$1,507,441	$1,507,441	$—	$—	$—	$—
Saving and money market	1,602,339	1,602,339	—	—	—	—
Time deposits	1,337,840	891,373	410,774	21,243	14,450	—
FHLB advances	809,577	530,000	103,002	176,575	—	—
Senior Notes	58,894	—	—	58,894	—	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$5,380,269	$4,595,331	$513,776	$256,712	$14,450	$—
Interest rate sensitivity gap		(440,285)	728,204	647,548	781,397	36,075
Cumulative interest rate sensitivity gap		(440,285)	287,919	935,467	1,716,864	1,752,939
Earnings assets to interest bearing liabilities (%)		90.4%	241.7%	352.2%	5,507.6%	N/M
__________________
(1)     “Loan portfolio-performing” excludes $49.8 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
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

Under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the framework in Internal Control - Integrated Framework 2013 promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based upon that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Item 9B. OTHER INFORMATION
Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.
The information required under this Item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2021 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Delinquent Section 16 (a) Reports,” which information is incorporated by reference herein.
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

3) List of Exhibits
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger, dated November 18, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 19, 2021)
2.2	Agreement and Plan of Merger, dated November 17, 2021, between the Company and Amerant Merger SPV Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2021)
3.1	Second Amended and Restated Articles of Incorporation of Amerant Bancorp Inc., dated November 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 19, 2021)
3.2	Amended and Restated Bylaws of Amerant Bancorp Inc., dated November 18, 2021 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 19, 2021)
4.1	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.2	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.3	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.4	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.5	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.6	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.7	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.8	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.11	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *

Exhibit Number	Description
4.12	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.13	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.14	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Form of Indenture between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form S-3 filed on June 5, 2020 SEC File No. 333-238958)
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

10.7	Employment Agreement, dated May 18, 2020, between Amerant Bank, N.A. and Carlos Iafigliola (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2020).**
10.8	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Miguel Palacios (incorporated by reference to Exhibit 10.4 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.9	Employment Agreement, dated March 20, 2019, between Amerant Bank, N.A. and Alberto Capriles (incorporated by reference to Exhibit 10.5 to Form 8-k filed on March 25, 2019, SEC File No. 001-38534)**
10.10
Form of Performance Based Restricted Stock Unit Agreement under the Company's 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 18, 2021).**

10.11	Form of Restricted Stock Unit Agreement under the Company's 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 18, 2021).**

Exhibit Number	Description
10.12	Purchase and Sale Agreement, effective as of November 24, 2021, by and between 220 Alhambra Properties LLC. and FNLI Audax LLC (portions of this exhibit have been omitted)
10.13	Lease, dated as of December 15, 2021, between FNLI Audax LLC and 220 Alhambra Properties LLC. (portions of this exhibit have been omitted)
21.1	List of Subsidiaries of Amerant Bancorp Inc.
22	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 7, 2020).
23.1	Consent of RSM US LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Vice-Chairman, President and Chief Executive Officer

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice-President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Vice-Chairman, President and Chief Executive Officer ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice-President and Chief Financial Officer ***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within the XBRL documents)

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

AMERANT BANCORP INC.
March 4, 2022	By:	/s/ Gerald P. Plush
Date	Name:	Gerald P. Plush
	Title:	Vice-Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald P. Plush	Vice-Chairman, President and Chief Executive Officer (principal executive officer)	March 4, 2022
Gerald P. Plush
/s/ Carlos Iafigliola	Executive Vice-President and Chief Financial Officer (principal financial officer)	March 4, 2022
Carlos Iafigliola
/s/ Armando D. Fleitas	Senior Vice-President and Controller (principal accounting officer)	March 4, 2022
Armando D. Fleitas
/s/ Frederick C. Copeland, Jr.	Chairman	March 4, 2022
Frederick C. Copeland, Jr.
/s/ Miguel A. Capriles L.	Director	March 4, 2022
Miguel A. Capriles L.
/s/ Pamella J. Dana	Director	March 4, 2022
Pamella J. Dana
/s/ Gustavo Marturet M.	Director	March 4, 2022
Gustavo Marturet M.
/s/ John W. Quill	Director	March 4, 2022
John W. Quill
/s/ Guillermo Villar	Director	March 4, 2022
Guillermo Villar
/s/ Gustavo J. Vollmer A.	Director	March 4, 2022
Gustavo J. Vollmer A.

/s/ Millar WIlson	Director	March 4, 2022
Millar WIlson

INDEX TO FINANCIAL STATEMENTS.
AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amerant Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amerant Bancorp Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 4, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amerant Bancorp Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows of Amerant Bancorp Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 13, 2020

We served as the Company's auditor from 1987 to 2019.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	December 31, 2021	December 31, 2020

Assets
Cash and due from banks	$33,668	$30,179
Interest earning deposits with banks	240,540	184,207
Cash and cash equivalents	274,208	214,386
Securities
Debt securities available for sale	1,175,319	1,225,083
Debt securities held to maturity	118,175	58,127
Equity securities with readily determinable fair value not held for trading	252	24,342
Federal Reserve Bank and Federal Home Loan Bank stock	47,495	65,015
Securities	1,341,241	1,372,567
Loans held for sale, at lower of cost or fair value	143,195	—
Mortgage loans held for sale, at fair value	14,905	—
Loans held for investment, gross	5,409,440	5,842,337
Less: Allowance for loan losses	69,899	110,902
Loans held for investment, net	5,339,541	5,731,435
Bank owned life insurance	223,006	217,547
Premises and equipment, net	37,860	109,990
Deferred tax assets, net	11,301	11,691
Operating lease right-of-use assets	141,139	—
Goodwill	19,506	19,506
Accrued interest receivable and other assets	92,497	93,771
Total assets	$7,638,399	$7,770,893
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,183,251	$872,151
Interest bearing	1,507,441	1,230,054
Savings and money market	1,602,339	1,587,876
Time	1,337,840	2,041,562
Total deposits	5,630,871	5,731,643
Advances from the Federal Home Loan Bank and other borrowings	809,577	1,050,000
Senior notes	58,894	58,577
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	136,595	—
Accounts payable, accrued liabilities and other liabilities	106,411	83,074
Total liabilities	6,806,526	6,987,472
Commitments and contingencies (Note 18)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 35,883,320 shares issued and outstanding (2020 - $0.10 par value, 400 million shares authorized; 28,806,344 shares issued and outstanding)	3,589	2,882
Class B common stock, $0.10 par value, 100 million shares authorized; 9,036,352 shares issued and outstanding in 2020. No shares authorized or outstanding in 2021.	—	904
Additional paid in capital	262,510	305,569
Retained earnings	553,167	442,402
Accumulated other comprehensive income	15,217	31,664
Total stockholders' equity before noncontrolling interest	834,483	783,421
Noncontrolling interest	(2,610)	—
Total stockholders' equity	831,873	783,421
Total liabilities and stockholders' equity	$7,638,399	$7,770,893
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Interest income
Loans	$216,097	$220,898	$263,011
Investment securities	31,500	39,023	47,210
Interest earning deposits with banks	247	633	2,753
Total interest income	247,844	260,554	312,974

Interest expense
Interest bearing demand deposits	591	439	925
Savings and money market deposits	3,533	7,128	15,690
Time deposits	23,766	45,765	51,757
Advances from the Federal Home Loan Bank	8,595	13,168	24,325
Senior notes	3,768	1,968	—
Junior subordinated debentures	2,449	2,533	7,184
Securities sold under agreements to repurchase	1	1	5
Total interest expense	42,703	71,002	99,886
Net interest income	205,141	189,552	213,088
Reversal of (provision for) loan losses	(16,500)	88,620	(3,150)
Net interest income after (reversal of) provision for loan losses	221,641	100,932	216,238

Noninterest income
Deposits and service fees	17,214	15,838	17,067
Brokerage, advisory and fiduciary activities	18,616	16,949	14,936
Change in cash surrender value of bank owned life insurance	5,459	5,695	5,710
Cards and trade finance servicing fees	1,771	1,346	3,925
Data processing and fees for other services	—	—	955
Securities gains, net	3,740	26,990	2,605
Loss on early extinguishment of advances from the Federal Home Loan Bank, net	(2,488)	(73)	(886)
Gain on sale of headquarters building	62,387	—	—
Loan-level derivative income	3,951	3,173	5,148
Other noninterest income	9,971	3,552	7,650
Total noninterest income	120,621	73,470	57,110

Noninterest expense
Salaries and employee benefits	117,585	111,469	137,380
Professional and other services fees	19,911	13,459	16,123
Occupancy and equipment	20,364	17,624	16,194
Telecommunication and data processing	14,949	12,931	13,063
Depreciation and amortization	7,269	9,385	7,094
FDIC assessments and insurance	6,423	6,141	4,043
Other operating expenses	11,741	7,727	15,420
Total noninterest expenses	198,242	178,736	209,317
Income (loss) before income tax (expense) benefit	144,020	(4,334)	64,031
Income tax (expense) benefit	(33,709)	2,612	(12,697)
Net income (loss) before attribution of noncontrolling interest	110,311	(1,722)	51,334
Net loss attributable to noncontrolling interest	(2,610)	—	—
Net income (loss) attributable to Amerant Bancorp Inc.	$112,921	$(1,722)	$51,334

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on securities available for sale arising during the period	$(12,960)	$39,941	$32,810
Net unrealized holding gains (losses) on cash flow hedges arising during the period	137	(1,730)	287
Reclassification adjustment for items included in net income	(3,624)	(19,781)	(2,571)
Cumulative effect of change in accounting principle	—	—	872
Other comprehensive (loss) income	(16,447)	18,430	31,398
Comprehensive income	$96,474	$16,708	$82,732

Earnings (Loss) Per Share (Note 22)
Basic earnings (loss) per common share	$3.04	$(0.04)	$1.21
Diluted earnings (loss) per common share	$3.01	$(0.04)	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2021

	Common Stock				Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders' Equity
	Shares Outstanding		Issued Shares - Par Value
(in thousands, except share data)	Class A	Class B	Class A	Class B		Treasury Stock
Balance at December 31, 2018	26,851,832	16,330,917	$2,686	$1,775	$385,367	$(17,908)	$393,662	$(18,164)	$747,418	$—	$747,418
Common stock issued	2,132,865	—	213	—	29,005	—	—	—	29,218	—	29,218
Repurchase of Class B common stock	—	(2,112,321)	—	—	—	(28,465)	—	—	(28,465)	—	(28,465)
Restricted stock issued	3,882	—	—	—	—	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	16,025	—	2	—	(2)	—	—	—	—	—	—
Restricted stock surrendered	(77,028)	—	(8)	—	(1,687)	—	—	—	(1,695)	—	(1,695)
Stock-based compensation expense	—	—	—	—	6,365	—	—	—	6,365	—	6,365
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	51,334	—	51,334	—	51,334
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(872)	872	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	30,526	30,526	—	30,526
Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701	$—	$834,701
Repurchase of Class B common stock	—	(5,182,244)	—	—	—	(69,378)	—	—	(69,378)	—	(69,378)
Treasury stock retired	—	—	—	(871)	(114,880)	115,751	—	—	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	19,464	—	2	—	(2)	—	—	—	—	—	—
Restricted stock surrendered	(60,606)	—	(6)	—	(911)	—	—	—	(917)	—	(917)
Restricted stock forfeited	(86,681)	—	(8)	—	8	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,307	—	—	—	2,307	—	2,307
Net loss attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	(1,722)	—	(1,722)	—	(1,722)
Other comprehensive income	—	—	—	—	—	—	—	18,430	18,430	—	18,430
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Conversion of stock	8,047,564	(8,471,120)	805	(847)	42	—	—	—	—	—	—
Repurchase of Class A common stock	(1,175,119)	—	—	—	—	(36,332)	—	—	(36,332)	—	(36,332)
Repurchase of Class B common stock	—	(565,232)	—	—	—	(9,563)	—	—	(9,563)	—	(9,563)
Treasury stock retired	—	—	(118)	(57)	(45,720)	45,895	—	—	—	—	—
Restricted stock issued	252,503	—	25	—	(25)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	45,586	—	5	—	(5)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(66,491)	—	(7)	—	(2,136)	—	—	—	(2,143)	—	(2,143)
Restricted Stock forfeited	(28,796)	—	(3)	—	3	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,782	—	—	—	4,782	—	4,782
Dividends declared	—	—	—	—	—	—	(2,156)	—	(2,156)	—	(2,156)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	112,921	—	112,921	—	112,921
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(2,610)	(2,610)
Other comprehensive loss	—	—	—	—	—	—	—	(16,447)	(16,447)	—	(16,447)
Balance at December 31, 2021	35,883,320	—	$3,589	$—	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income (loss) before attribution of noncontrolling interest	$110,311	$(1,722)	$51,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Reversal of (provision for) loan losses	(16,500)	88,620	(3,150)
Net premium amortization on securities	12,596	14,868	14,299
Depreciation and amortization	7,269	9,385	7,094
Stock-based compensation expense	4,782	2,307	6,365
Change in cash surrender value of bank owned life insurance	(5,459)	(5,695)	(5,710)
Securities gains, net	(3,740)	(26,990)	(2,605)
Gains on sale of loans, net	(4,276)	—	—
Net gain on sale of headquarters building	(62,387)	—	—
Net loss (gain) on sale of premises and equipment	71	1,729	(2,795)
Deferred taxes and others	6,000	(11,513)	525
Loss on early extinguishment of advances from the FHLB, net	2,488	73	886
Proceeds from sales and repayments of mortgage loans originated for sale (at fair value)	20,859	—	—
Originations of mortgage loans originated for sale (at fair value)	(35,108)	—	—
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	(4,432)	(446)	15,426
Account payable, accrued liabilities and other liabilities	34,957	(13,369)	(3,277)
Net cash provided by operating activities	67,431	57,247	78,392

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(425,864)	(399,202)	(445,892)
Held to maturity	(100,403)	—	—
Federal Home Loan Bank stock	(4,565)	(9,843)	(43,232)
Equity securities with readily determinable fair value not held for trading	—	(29)	—
	(530,832)	(409,074)	(489,124)
Maturities, sales, calls, paydowns and redemptions of investment securities:
Available for sale	446,436	781,983	497,709
Held to maturity	39,695	15,056	10,747
Federal Home Loan Bank stock	22,110	18,742	40,487
Equity securities with readily determinable fair value not held for trading	23,470	—	—
	531,711	815,781	548,943
Net proceeds from sale of headquarters building	132,360	—	—
Net decrease (increase) in loans	93,321	(199,910)	(98,262)
Proceeds from loan portfolio sales	166,329	71,639	267,765
Purchases of premises and equipment	(6,577)	(5,573)	(14,262)
Proceeds from sales of premises and equipment and others	44	13,476	5,173
Cash paid in business acquisition, net	(1,037)	—	(14,390)
Net cash provided by investing activities	385,319	286,339	205,843

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	602,950	353,277	(308,751)
Net (decrease) increase in time deposits	(703,722)	(378,777)	18,822
Proceeds from advances from the Federal Home Loan Bank	485,500	750,000	1,800,000
Repayments of advances from the Federal Home Loan Bank	(729,618)	(935,073)	(1,731,886)
Proceeds from issuance of Senior Notes, net of issuance costs	—	58,412	—
Redemption of junior subordinated debentures	—	(28,068)	(25,864)
Proceeds from common stock issued - Class A	—	—	29,218
Repurchase of common stock - Class A	(36,332)	—	—
Repurchase of common stock - Class B	(9,563)	(69,378)	(28,465)
Common stock surrendered	(2,143)	(917)	(1,695)
Net cash used in financing activities	(392,928)	(250,524)	(248,621)
Net increase in cash and cash equivalents	59,822	93,062	35,614

Cash and cash equivalents
Beginning of period	214,386	121,324	85,710
End of period	$274,208	$214,386	$121,324

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Supplemental disclosures of cash flow information
Cash paid:
Interest	$46,327	$73,349	$99,958
Income taxes	14,538	10,576	7,544
Initial recognition of operating lease right-of-use assets	55,670	—	—
Initial recognition of operating lease liabilities	56,024	—	—
Right-of-use assets obtained in exchange for new lease obligations	91,797	—	—
Noncash investing activities:
Loans held for investment transferred to loans held for sale	256,154	—	—
Net transfers from premises and equipments to operating lease right-of-use assets	69,931	—	—
Loans transferred to other assets	9,400	400	42

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC, a 51% owned mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a Grand-Cayman based trust company subsidiary acquired in November 2019 (the” Cayman Bank”).

In March 2021, the Bank and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”), received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor. The Company completed the merger of Amerant Trust with and into the Bank on April 1, 2021.

The Bank has been serving the communities in which it operates for over 40 years. The Bank has 24 Banking Centers, including 17 located in South Florida and 7 in the Greater Houston area, Texas. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s main operating subsidiaries Amerant Investments and the Cayman Bank. The Company’s main activities are concentrated in its primary markets, with domestic customers located within those markets, and with international customers mainly located in Latin America. The Company does not have any significant concentrations to any one customer.

The Company’s Class A common stock, par value $0.10 per common share is listed and trade on the Nasdaq Global Select Market under the symbol “AMTB”.
Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities. As part of these efforts, the Company decided to cease the origination of loans in New York and closed its New York City loan production office (the “NY LPO”) in the second quarter of 2021. In addition, the Company decided to outsource the internal audit function during the second quarter of 2021, and eliminated various other support positions throughout 2021. Furthermore, the Company’s Chief Operating Officer (“COO”) stepped down from his position on June 30, 2021. Severance costs resulting from these events were approximately $3.6 million in 2021. Severance costs were recorded as part of “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income. Other restructuring expenses in 2021 include: (i) legal and consulting fees of $1.7 million mainly related to the Merger and related transactions, and consulting services; (ii) a $0.8 million right-of-use asset (“ROUA”) impairment associated with the closing of the NY LPO, recorded in “occupancy and equipment expense” in the Company’s consolidated statement of operations and comprehensive income; (iii) branch closure expenses of $0.5 million related to the lease termination of a branch in Fort Lauderdale, Florida, and (iv) digital transformation expenses of $0.4 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

In 2021, the Bank entered into a new multi-year outsourcing agreement with a recognized third party financial technology services provider. Under the terms of this agreement, the third party has assumed full responsibility over a significant number of the Bank’s former support functions and staff, including certain back-office operations. This new relationship entails the transition of our core data processing platform from our current software vendor to the one offered by this third party financial technology service provider. This new agreement is expected to allow the Bank to achieve greater operational efficiencies and deliver advanced solutions and services to our customers. Effective January 1, 2022, there were 80 employees who are no longer working for the Company as a result of this new agreement. Additionally, in connection with the implementation of this agreement in January 2022, the Company recorded approximately $3.9 million in initial estimated contract termination costs. The Company expects to incur additional contract termination costs once existing vendor relationships are terminated in connection with the implementation of this agreement that cannot be reasonably determined at this time.
Optimizing Capital Structure
Senior Notes. The Company completed in June 2020 a $60.0 million offering of 5.75% senior notes due 2025. See Note 9-Senior Notes, for details.
Stock Repurchases. The Company completed in December 2020 a modified Dutch auction tender offer pursuant to which we purchased approximately $54 million of shares of Class B common stock. In March of 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $40 million of shares of Class B common stock (the “Class B Stock Repurchase Program”). In September 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”), and terminated the Class B Common Stock Repurchase Program, previously authorized in March 2021.
In 2021 the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock repurchased in 2021. See Note 17-Stockholders’ Equity for details on all stock repurchase transactions.
Clean-Up Merger. In November 2021, the Company’s shareholder’s approved a clean-up merger pursuant to which a newly-created subsidiary of the Company, formed with the only purpose of effecting the clean-up merger, merged with and into the Company (the “Clean-Up Merger”). Under the terms of the Clean-up Merger, among other actions, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock. See Note 17-Stockholders’ Equity for details on the Clean-Up Merger.
Dividends. In 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share of the Company’s Class A common stock. Also, on January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. See Note 17-Stockholders’ Equity for details on all dividends declared.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Amerant SPV, LLC

In May 2021, the Company incorporated a new wholly owned subsidiary, Amerant SPV, LLC, or Amerant SPV. From time to time, the Company may evaluate opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive.
In June 2021, the Company made a $2.5 million equity investment in Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. In connection with this investment, in November 2021, Gerald P. Plush, our Company’s Vice-Chairman, President & CEO, was appointed to Marstone’s Board of Directors. In December 2021, the Company invested an additional $1 million in Marstone. This investment in Marstone is included in the Company’s consolidated balance sheet as other assets.
In October 2021, the Company agreed to an equity investment of $2.5 million in Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers working capital financing solutions.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund, with (the “Fund”) an initial commitment of approximately $5.4 million that may reach $9.8 million should the fund increase to its maximum target size of $200 million. Initially, the Fund will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments, and exchanges. As a strategic lead investor in the Fund, the Company expects to have access and become an early adopter of this transformational technology.
Business Acquisition
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
In December 2018 in connection with the IPO, the Company repurchased approximately 1.4 million shares of Class B common stock from Mercantil Servicios Financieros, C.A. (the “Former Parent”). In March 2019, following the partial exercise of the over-allotment option by the IPO’s underwriters, and completion of certain private placements of shares of the Company’s Class A common stock, the Company repurchased the remaining shares of Class B common stock held by the Former Parent. See Note 16 to our consolidated financial statements for more information about the private placements and the repurchase of Retained Shares previously held by the Former Parent.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

COVID-19 Pandemic
CARES Act. On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided emergency economic relief to individuals, small businesses, mid-size companies, large corporations, hospitals and other public health facilities, and state and local governments, and allocated the Small Business Administration, or SBA, $350.0 billion to provide loans of up to $10.0 million per small business as defined in the CARES Act.
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to qualifying businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. As of December 31, 2021, total PPP loans were $2.7 million, or 0.05% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. In the second quarter of 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pretax gain on sale of $3.8 million. The Company retained no loan servicing rights on these PPP loans. In 2020, the Company had salary and compensation benefits totaling $7.8 million, and other operational expenses totaling $0.7 million, directly related to the origination of these PPP loans. In accordance with GAAP, the Company deferred these non-refundable loan origination fees, net of the direct costs of loan originations amortized over the term of the related loans as adjustments to interest income.
Main Street Lending. The Company originated loans as part of the Main Street Lending Program in the fourth quarter of 2020. Under this program, which ran through January 8, 2021, the Federal Reserve purchased 95% of each qualifying loan originated by the Company under such program to small and mid-sized businesses. In the fourth quarter of 2020, the Company received fees of approximately $0.5 million from the origination of $56.3 million of loans in this program as of December 31, 2020.
Loan Loss Reserve and Modification Programs. On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans modified under these programs totaled $1.1 billion as of December 31, 2021 and 2020. As of December 31, 2021, $37.1 million, or 0.7% of total loans, were still under the deferral and/or forbearance period ($43.4 million, or 0.7% at December 31, 2020.) In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered troubled debt restructurings, or TDRs. The Company continues to closely monitor the performance of the remaining loans in deferral and/or forbearance periods under the terms of the temporary relief granted.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. At the outset of the pandemic, several states and cities across the United States, including the States of Florida, and Texas and cities where we have banking centers, LPOs and where our principal place of business is located, implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While most of these measures and restrictions have been lifted, and certain businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.
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
Loan-level derivative income is generated from back-to-back derivative transactions with commercial loan clients and with brokers. The Company earns a fee upon inception of the back-to-back derivative transactions, corresponding to the spread between a wholesale rate and a retail rate.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Diluted net income per common share reflects the number of additional common stock that would have been outstanding if the dilutive potential common stock had been issued. Dilutive potential common stock consist of unvested shares of restricted stock, restricted stock units and performance share units outstanding during the period. The dilutive effect of potential common stock is calculated by applying the treasury stock method. The latter assumes dilutive potential common stock are issued and outstanding and the proceeds from the exercise, are used to purchase common stock at the average market price during the period. The difference between the numbers of dilutive potential common stock issued and the number of shares purchased is included as incremental shares in the denominator to compute diluted net income per common stock. Dilutive potential common stock are excluded from the diluted earnings per share computation in the period in which the effect is anti-dilutive.
Changes in the number of shares outstanding as a result of stock dividends, stock splits, stock exchanges or reverse stock splits are given effect retroactively for all periods presented to reflect those changes in capital structure.
Stock-based Compensation
The Company may grant share-based compensation and other related awards to its non-employee directors, officers, employees and certain consultants. Compensation cost is measured based on the estimated fair value of the award at the grant date and recognized in earnings as an increase in additional paid in capital on a straight -line basis over the requisite service period or vesting period. The fair value of the unvested shares of restricted stock and restricted stock units is based on the market price of the Company’s Class A common stock at the date of the grant. The fair value of performance share units at the grant date is based on estimated fair values using an option pricing model.
Advertising Expenses
Advertising expenses are expensed as incurred, except for media production costs which are expensed upon the first airing of the advertisement, and are included in other noninterest expenses.
Voluntary and Involuntary Early Retirement Plan Expenses and other Staff Reduction Costs
The Company accounts for voluntary and involuntary early retirement plan expenses and other staff reduction costs by establishing a liability for costs associated with the exit or disposal activity, including severance and other related costs, when the liability is incurred, rather than when we commit to an exit plan.
In 2021, salaries and employment benefits include $3.6 million of severance expenses, mainly in connection with the departure of our Chief Operating Officer in the second quarter of 2021, and the elimination of various support functions and other actions during the year in connection with the Company’s ongoing transformation and efficiency improvement efforts.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
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
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. Effective March 26, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirements ratios to zero percent in response to the COVID-19 pandemic, therefore, there were no reserve requirements at December 31, 2021 and 2020. The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the Federal Deposit Insurance Corporation, or FDIC.
Securities
The Company classifies its investments in securities as debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Equity securities were classified as available for sale at December 31, 2018 in accordance with GAAP. Securities classified as debt securities held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2021 and 2020 securities receivables amounted to $1.5 million and $1.9 million, respectively. At December 31, 2021, securities payable related to pending settlement of purchases amounted to $25.2 million. We had no securities payable at December 31, 2020.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Loans Held for Sale, at Lower of Cost or Fair Value
Loans originated for investment are transferred into the held for sale classification at the lower of carrying amount or fair value, when they are specifically identified for sale and a formal plan exists to sell them.
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
Loans Held for Investment
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans, or CRE loans, (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the amount of unpaid principal, reduced by unamortized net deferred loan fees and origination costs and an allowance for loan losses. Unamortized deferred loan origination costs , net of deferred fees, and premiums paid on purchased indirect consumer loans, amounted to $16.9 million and $15.5 million at December 31, 2021 and 2020, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Consumer and other loans are retail open-end and closed-end credits extended to individuals for household, family and other personal expenditures. These loans include loans to individuals secured by their personal residence, including first mortgage, home equity and home improvement loans as well as revolving credit card agreements. In addition, consumer and other loans, include purchased indirect lending loans we purchase from time to time from third parties. Because these loans generally consist of a large number of relatively small-balance, homogeneous loans for each type, their risks are generally evaluated collectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
Debt Modifications
Debt modifications or restructures, which are not considered a TDR, are accounted for as modifications if the terms of the new debt and original instrument are not considered substantially different. The debt is not considered substantially different when the present value of cash flows under the terms of the new debt instrument are less than 10% different from the present value of remaining cash flows under the terms of the original instrument. If the new debt is considered substantially different, the original debt is derecognized and the new debt is recorded at fair value, with any prepayment penalty being amortized over the life of the new borrowing. If the new debt is considered substantially different, the original debt is derecognized with any prepayment penalty recorded as a loss on debt extinguishment as a component of noninterest income.
Premises and Equipment, Net
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Repairs and maintenance are charged to operations as incurred; renewals, betterments and interest during construction are capitalized. Gains or losses on sales of premises and equipment are recorded as noninterest income at the date of sale.
The Company leases various premises for bank branches under operating leases. The leases have varying terms, with most containing renewal options and annual increases in base rents. Leasehold improvements are amortized over the remaining term of the lease.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans (“MSRs”), either when the mortgage loans are sold to third parties and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. These MSRs are initially recorded at fair value. The Company has elected to subsequently measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive income. At December 31, 2021, MSRs totaled $0.6 million. There were no MSRs at December 31, 2020.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Goodwill
Goodwill represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank in 2019. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed (“Step 2”). In Step 2, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of goodwill allocated to that reporting unit. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value at the measurement date. At December 31, 2021 and 2020, goodwill was considered not impaired and, therefore, no impairment charges were recorded.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction.
Derivative Instruments
Derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities, at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. For derivative instruments that have not been designated and qualified as hedging relationships, the change in their fair value is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is initially recognized as a component of AOCI or AOCL, and subsequently reclassified into earnings in the same period during which the hedged transactions affect earnings. The ineffective portion of the gain or loss, if any, is recognized immediately in earnings. The Company has designated certain derivatives as cash flow hedges. Management periodically evaluates the effectiveness of these hedges in offsetting the fluctuations in cash flows due to changes in benchmark interest rates.
The Company also enters into interest rate swaps to provide commercial loan clients the ability to swap from a variable interest rate to a fixed rate. The Company enters into a floating-rate loan with a customer with a separately issued swap agreement allowing the customer to convert floating payments of the loan into a fixed interest rate. To mitigate risk, the Company will generally enter into a matching agreement with a third party to offset the exposure on the customer agreement. These swaps are not considered to be qualified hedging relationships and therefore, all unrealized gain or loss is recorded as part of other noninterest income.
The Company enters into certain contracts involving the risk of dealing with financial institutional derivative counterparties to manage the credit risk exposure on certain interest rate swaps with customers. These contracts are carried at fair value and recorded in the consolidated balance sheet within other assets or other liabilities.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Leases
In December 2018, the Financial Accounting Standards Board (“FASB”) issued amendments to new guidance issued in February 2016 for the recognition and measurement of all leases. The amendments address certain lessor’s issues associated with: (i) sales taxes and other similar taxes collected from lessees, (ii) certain lessor costs, and (iii) recognition of variable payments for contracts with lease and nonlease components. The new guidance on leases issued in February 2016 requires lessees to recognize a right-of-use asset (“ROUA”) and a lease liability for most leases within the scope of the guidance. There were no significant changes to the guidance for lessors. The Company early adopted this standard on January 1, 2021 using the modified retrospective transition approach. Upon adoption of this standard, the Company recorded an ROUA and a lease liability of $54.5 million and $55.0 million, respectively. At December 31, 2021, ROUA and the corresponding lease liability were $141.1 million and $136.6 million, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Issued and Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued amendments to guidance applicable to contracts, hedging relationships, and other transactions affected by that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also allows entities to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.  These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. During 2021, the Company completed its assessment of all third-party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives to the Secured Overnight Financing Rate (“SOFR”). The Company expects to begin migrating identified existing loans and derivative contracts from LIBOR to SOFR gradually during 2022.

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
The Company formed a working group in 2021 with the intention of preparing for full adoption. As an EGC, the Company currently plans to adopt the new guidance on CECL in its consolidated financial statements for the year ending December 31, 2023, or earlier in the event the Company ceases to be an EGC.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

2. Interest Earning Deposits with Banks
At December 31, 2021 and 2020 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $241 million and $184 million, respectively. At December 31, 2021 and 2020 the average interest rate on these deposits was approximately 0.12% and 0.31%, respectively. These deposits mature within one year.
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$443,892	$9,319	$(2,438)	$450,773
Corporate debt securities	348,576	10,143	(929)	357,790
U.S. government agency debt securities	362,323	1,953	(2,370)	361,906
U.S. treasury securities	2,501	1	—	2,502
Municipal bonds	2,252	96	—	2,348
Total debt securities available for sale (1)	$1,159,544	$21,512	$(5,737)	$1,175,319
__________________
(1)As of December 31, 2021, includes residential and commercial mortgage-backed securities with amortized cost of $654.7 million and $123.5 million, respectively, and fair value of $661.3 million and $123.8 million, respectively.

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities	$640,796	$21,546	$(1,007)	$661,335
Corporate debt securities	292,033	10,787	(1,106)	301,714
U.S. government agency debt securities	202,135	4,458	(2,015)	204,578
Municipal bonds	50,309	4,635	—	54,944
U.S. treasury securities	2,505	7	—	2,512
Total debt securities available for sale (1)	$1,187,778	$41,433	$(4,128)	$1,225,083
__________________
(1)As of December 31, 2020, includes residential and commercial mortgage-backed securities with amortized cost of $647.0 million and $123.9 million, respectively, and fair value of $666.7 million and $128.4 million, respectively.

The Company had no investments in foreign sovereign debt securities at December 31, 2021 and 2020. The Company had investments in foreign corporate debt securities available for sale of $12.5 million and $17.1 million at December 31, 2021 and 2020, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

In the years ended December 31, 2021 and 2020, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Years Ended December 31
(in thousands)	2021	2020
Proceeds from sales, redemptions and calls of debt securities available for sale	$114,923	$421,175

Gross realized gains	4,307	25,692
Gross realized losses	(33)	(147)
Realized gains, net	$4,274	$25,545
The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$54,562	$(1,434)	$25,526	$(1,004)	$80,088	$(2,438)
Corporate debt securities	52,672	(259)	10,286	(670)	62,958	(929)
U.S. government agency debt securities	200,051	(1,177)	52,109	(1,193)	252,160	(2,370)
	$307,285	$(2,870)	$87,921	$(2,867)	$395,206	$(5,737)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	$71,825	$(661)	$14,472	$(346)	$86,297	$(1,007)
U.S. government agency debt securities	9,254	(62)	80,964	(1,953)	90,218	(2,015)
Corporate debt securities	31,777	(1,106)	—	—	31,777	(1,106)
	$112,856	$(1,829)	$95,436	$(2,299)	$208,292	$(4,128)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

At December 31, 2021 and 2020, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
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
Debt securities held to maturity
Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government agency debt securities	$66,307	$62	$(363)	$66,006
U.S. government sponsored enterprise debt securities	51,868	1,581	(378)	53,071
Total debt securities held to maturity (1)	$118,175	$1,643	$(741)	$119,077
__________________
(1)As of December 31, 2021, includes residential and commercial mortgage-backed securities with amortized cost of $89.4 million and $28.8 million, respectively, and fair value of $88.7 million and $30.4 million, respectively.

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government agency debt securities	$28,676	$809	$—	$29,485
U.S. government sponsored enterprise debt securities	29,451	2,178	—	31,629
Total debt securities held to maturity (1)	$58,127	$2,987	$—	$61,114
__________________
(1)As of December 31, 2020, includes residential and commercial mortgage-backed securities with amortized cost of $28.7 million and $29.5 million, respectively, and fair value of $29.5 million and $31.6 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The Company’s investment in debt securities held to maturity with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	$61,037	$(363)	$—	$—	$61,037	$(363)
U.S. government sponsored enterprise debt securities	22,669	(378)	—	—	22,669	(378)
	$83,706	$(741)	$—	$—	$83,706	$(741)
The were no unrealized losses on debt securities held to maturity at December 31, 2020.
Contractual maturities
Contractual maturities of debt securities at December 31, 2021 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$32,439	$32,706	$—	$—
After 1 year through 5 years	115,340	116,975	9,343	9,293
After 5 years through 10 years	280,303	290,249	11,189	11,672
After 10 years	731,462	735,389	97,643	98,112
	$1,159,544	$1,175,319	$118,175	$119,077
Actual maturities of debt securities available for sale and held to maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.
b) Equity securities with readily available fair value not held for trading
Equity securities with readily available fair value not held for trading consist of mutual funds with an original cost of $0.3 million and $24.0 million, and fair value of $0.3 million and $24.3 million as of December 31, 2021 and 2020, respectively. These equity securities have no stated maturities. During 2021, the Company recognized a loss of $42 thousand on the sale of a mutual fund with a fair value of $23.4 million at the time of the sale. In addition, the Company recognized unrealized losses and gains of $0.6 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively, related to the change in fair value of mutual funds.

c) Securities Pledged
As of December 31, 2021 and 2020, the Company had $142.8 million and $188.6 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	December 31, 2021	December 31, 2020
Real estate loans
Commercial real estate
Nonowner occupied	$1,540,590	$1,749,839
Multi-family residential	514,679	737,696
Land development and construction loans	327,246	349,800
	2,382,515	2,837,335
Single-family residential	661,339	639,569
Owner occupied	962,538	947,127
	4,006,392	4,424,031
Commercial loans	965,673	1,154,550
Loans to financial institutions and acceptances	13,710	16,636
Consumer loans and overdrafts	423,665	247,120
Total loans held for investment, gross	$5,409,440	$5,842,337
At December 31, 2021 and 2020, loans with an outstanding principal balance of $1,133 million and $1,438 million, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts in the table above include loans under syndication facilities for approximately $373 million and $455 million at December 31, 2021 and 2020, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $297.0 million and $170.9 million at December 31, 2021 and 2020, respectively.

International loans included above were $99.6 million and $152.9 million at December 31, 2021 and 2020, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The age analysis of the loan portfolio by class, including nonaccrual loans, as of December 31, 2021 and 2020 are summarized in the following tables:

	December 31, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,540,590	$1,540,590	$—	$—	$—	$—	$7,285	$—
Multi-family residential	514,679	514,679	—	—	—	—	—	—
Land development and construction loans	327,246	327,246	—	—	—	—	—	—
	2,382,515	2,382,515	—	—	—	—	7,285	—
Single-family residential	661,339	657,882	990	412	2,055	3,457	5,126	—
Owner occupied	962,538	961,132	—	—	1,406	1,406	8,665	—
	4,006,392	4,001,529	990	412	3,461	4,863	21,076	—
Commercial loans	965,673	939,685	277	1,042	24,669	25,988	28,440	—
Loans to financial institutions and acceptances	13,710	13,710	—	—	—	—	—	—
Consumer loans and overdrafts	423,665	423,624	22	7	12	41	257	8
	$5,409,440	$5,378,548	$1,289	$1,461	$28,142	$30,892	$49,773	$8

	December 31, 2020
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,749,839	$1,741,862	$1,487	$—	$6,490	$7,977	$8,219	$—
Multi-family residential	737,696	737,696	—	—	—	—	11,340	—
Land development and construction loans	349,800	349,800	—	—	—	—	—	—
	2,837,335	2,829,358	1,487	—	6,490	7,977	19,559	—
Single-family residential	639,569	631,801	3,143	671	3,954	7,768	10,667	—
Owner occupied	947,127	941,566	439	—	5,122	5,561	12,815	220
	4,424,031	4,402,725	5,069	671	15,566	21,306	43,041	220
Commercial loans	1,154,550	1,113,469	3,675	1,715	35,691	41,081	44,205	—
Loans to financial institutions and acceptances	16,636	16,636	—	—	—	—	—	—
Consumer loans and overdrafts	247,120	246,997	85	6	32	123	233	1
	$5,842,337	$5,779,827	$8,829	$2,392	$51,289	$62,510	$87,479	$221
In January 2022, the Company collected a partial payment of around $9.8 million on one commercial nonaccrual loan of $12.4 million. Also, in January 2022, the Company charged-off the remaining balance of this loan of $2.5 million against its specific reserve at December 31, 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	December 31, 2021	December 31, 2020
Real estate loans
Commercial real estate
Non-owner occupied	$110,271	$—
Multi-family residential	31,606	—
	141,877	—
Single-family residential (1)	14,905	—
Owner occupied	1,318	—
Total loans held for sale (2)(3)	$158,100	$—
__________________
(1)Mortgage loans held for sale carried at fair value..
(2)Remained current and in accrual status as of December 31, 2021.
(3)Includes $143.2 million in loans carried at the lower of cost or fair value and $14.9 million in mortgage loans carried at fair value.

Net proceeds from sales of loans held for sale totaled $70.0 million in the year ended December 31, 2021, including $49.1 million in loans held for sale carried at the lower or cost or estimated fair value related to the New York loan portfolio, and $20.8 million in mortgage loans held for sale carried at fair value.

In February 2022, The Company completed the sale of approximately $57.3 million in loans held for sale related to the New York portfolio, at their par value.

c) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South Florida and the greater Houston and New York City areas, especially the five New York City boroughs. Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the ALL for the three years ended December 31, 2021 and its allocation by impairment methodology and the related investment in loans, net as of December 31, 2021, 2020 and 2019 are summarized in the following tables:

	December 31, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$50,227	$48,130	$1	$12,544	$110,902
Reversal of (provision for) loan losses	(21,338)	1,463	41	3,334	(16,500)
Loans charged-off
Domestic	(11,062)	(13,227)	—	(3,491)	(27,780)
International	—	—	—	—	—
Recoveries	125	2,613	—	539	3,277
Balances at end of the year	$17,952	$38,979	$42	$12,926	$69,899

Allowance for loan losses by impairment methodology
Individually evaluated	$546	$10,462	$—	$783	$11,791
Collectively evaluated	17,406	28,517	42	12,143	58,108
	$17,952	$38,979	$42	$12,926	$69,899
Investment in loans, net of unearned income
Individually evaluated	$7,285	$39,785	$—	$5,634	$52,704
Collectively evaluated	2,346,923	2,075,338	14,127	920,348	5,356,736
	$2,354,208	$2,115,123	$14,127	$925,982	$5,409,440

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

	December 31, 2019
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$22,778	$30,018	$445	$8,521	$61,762
Provision for (reversal of) loan losses	2,072	(6,165)	(403)	1,346	(3,150)
Loans charged-off
Domestic	—	(3,020)	—	(724)	(3,744)
International	—	(62)	—	(5,033)	(5,095)
Recoveries	190	1,711	—	549	2,450
Balances at end of the year	$25,040	$22,482	$42	$4,659	$52,223
Allowance for loan losses by impairment methodology
Individually evaluated	$1,161	$1,789	$—	$1,324	$4,274
Collectively evaluated	23,879	20,693	42	3,335	47,949
	$25,040	$22,482	$42	$4,659	$52,223
Investment in loans, net of unearned income
Individually evaluated	$1,936	$22,790	$—	$5,585	$30,311
Collectively evaluated	2,968,589	2,206,566	16,552	522,321	5,714,028
	$2,970,525	$2,229,356	$16,552	$527,906	$5,744,339
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment in the three years ended December 31, 2021:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2021	$11,243	$102,247	$—	$3,524	$117,014
2020	$—	$65,386	$—	$6,253	$71,639
2019	$23,475	$236,373	$—	$7,917	$267,765

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
The following is a summary of impaired loans as of December 31, 2021 and 2020:

	December 31, 2021
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$1,452	$5,833	$7,285	$23,185	$7,349	$546	$—
Multi-family residential	—	—	—	5,324	—	—	—
Land development and construction loans	—	—	—	—	—	—	—
	1,452	5,833	7,285	28,509	7,349	546	—
Single-family residential	3,689	1,689	5,378	7,619	5,316	618	18
Owner-occupied	516	8,149	8,665	10,877	8,491	170	—
	5,657	15,671	21,328	47,005	21,156	1,334	18
Commercial loans	21,353	9,767	31,120	40,626	59,334	10,292	127
Consumer loans and overdrafts	256	—	256	268	256	165	—
	$27,266	$25,438	$52,704	$87,899	$80,746	$11,791	$145

	December 31, 2020
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average	Total Unpaid Principal Balance	Valuation Allowance	Interest Income Recognized
Real estate loans
Commercial real estate
Nonowner occupied	$8,219	$—	$8,219	$6,718	$8,227	$3,175	$—
Multi-family residential	—	11,341	11,341	3,206	11,306	—	—
Land development and construction loans	—	—	—	—	—	—	—
	8,219	11,341	19,560	9,924	19,533	3,175	—
Single-family residential	5,675	5,250	10,925	9,457	10,990	1,232	84
Owner-occupied	636	12,178	12,814	13,295	12,658	214	4
	14,530	28,769	43,299	32,676	43,181	4,621	88
Commercial loans	33,110	11,100	44,210	38,534	66,010	25,180	53
Consumer loans and overdrafts	232	—	232	221	229	147	—
	$47,872	$39,869	$87,741	$71,431	$109,420	$29,948	$141

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,452	1	$1,729
Single-family residential	1	258	2	267
Owner occupied	4	6,213	4	6,784
	6	7,923	7	8,780
Commercial loans	11	5,005	11	3,851
Total (1)	17	$12,928	18	$12,631
_________________
(1)As of December 31, 2021 and 2020, include a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.1 million and $8.4 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of December 31, 2021, this relationship included two residential loans totaling $1.4 million and one commercial loan of $0.8 million, which were not modified (four residential loans totaling $1.5 million which were not modified at December 31, 2020). During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $0.8 million and $1.0 million at December 31, 2021 and December 31, 2020, respectively, are adequate to cover probable losses given current facts and circumstances.
The following table shows information about loans that were modified and met the definition of TDR during the three years ended December 31, 2021:

	2021		2020		2019
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate “CRE”
Nonowner occupied	—	$—	—	$—	1	$1,936
Single-family residential	—	—	—	—	1	172
Owner occupied	—	—	1	813	2	4,797
	—	—	1	813	4	6,905
Commercial loans	2	891	9	3,187	1	2,669
Consumer loans and overdrafts	—	—	—	—	1	357
Total (1)	2	$891	10	$4,000	6	$9,931
_________________
(1)During 2020, the Company charged off a total of approximately $1.9 million, against the ALL as a result of these TDR loans.There were no charge-offs against the ALL as a result of these TDRs during 2021 and 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
TDR loans that subsequently defaulted within the 12 months of restructuring during the three years ended December 31, 2021 were as follows:

	2021		2020		2019
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Nonowner occupied	—	$—	—	$—	1	$1,936
Owner-occupied	—	—	1	813	2	4,797
	—	—	1	813	3	6,733
Commercial loans	—	—	1	70	1	2,669
Consumer loans and overdrafts	—	—	—	—	1	357
Total (1)	—	$—	2	$883	5	$9,759
_________________
(1)During the year ended December 31, 2021, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Credit Risk Quality
The sufficiency of the ALL is reviewed monthly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ALL as part of its review of the Company’s consolidated financial statements. As of December 31, 2021 and 2020, the Company believes the ALL to be sufficient to absorb losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019

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

Loans held for investment by Credit Quality Indicators
Loans held for investment by credit quality indicators as of December 31, 2021 and 2020 are summarized in the following tables:

	December 31, 2021
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,499,100	$34,205	$5,890	$1,395	$—	$1,540,590
Multi-family residential	514,679	—	—	—	—	514,679
Land development and construction loans	327,246	—	—	—	—	327,246
	2,341,025	34,205	5,890	1,395	—	2,382,515
Single-family residential	656,118	—	5,221	—	—	661,339
Owner occupied	946,350	7,429	8,759	—	—	962,538
	3,943,493	41,634	19,870	1,395	—	4,006,392
Commercial loans	903,400	32,452	20,324	9,497	—	965,673
Loans to financial institutions and acceptances	13,710	—	—	—	—	13,710
Consumer loans and overdrafts	423,395	—	270	—	—	423,665
	$5,283,998	$74,086	$40,464	$10,892	$—	$5,409,440

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2021		2020		2019
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$655,270	99.09%	$626,468	97.95%	$526,497	97.67%
30-59 Days Past Due	531	0.08%	1,807	0.28%	4,332	0.80%
60-89 Days Past Due	412	0.06%	627	0.10%	982	0.18%
90+ Days Past Due	—	—%	—	—%	—	—%
	943	0.14%	2,434	0.38%	5,314	0.98%
Total Accrual Loans	$656,213	99.23%	$628,902	98.33%	$531,811	98.65%
Non-Accrual Loans
Current	$2,612	0.39%	$5,333	0.83%	$3,902	0.72%
30-59 Days Past Due	459	0.07%	1,336	0.21%	253	0.05%
60-89 Days Past Due	—	—%	44	0.01%	266	0.05%
90+ Days Past Due	2,055	0.31%	3,954	0.62%	2,870	0.53%
	2,514	0.38%	5,334	0.84%	3,389	0.63%
Total Non-Accrual Loans	5,126	0.77%	10,667	1.67%	7,291	1.35%
	$661,339	100.00%	$639,569	100.00%	$539,102	100.00%
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2021		2020		2019
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$423,373	99.93%	$246,794	99.88%	$87,656	99.08%
30-59 Days Past Due	22	0.01%	85	0.03%	215	0.24%
60-89 Days Past Due	5	—%	6	—%	174	0.20%
90+ Days Past Due	8	—%	2	—%	5	0.01%
	35	0.01%	93	0.03%	394	0.45%
Total Accrual Loans	$423,408	99.94%	$246,887	99.91%	$88,050	99.53%
Non-Accrual Loans
Current	$251	0.06%	$203	0.08%	$374	0.42%
30-59 Days Past Due	—	—%	—	—%	—	—%
60-89 Days Past Due	2	—%	—	—%	2	—%
90+ Days Past Due	4	—%	30	0.01%	40	0.05%
	6	—%	30	0.01%	42	0.05%
Total Non-Accrual Loans	257	0.06%	233	0.09%	416	0.47%
	$423,665	100.00%	$247,120	100.00%	$88,466	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2021	2020	(in years)
Land	$6,307	$18,307	NA
Buildings and improvements	10,520	81,017	10–30
Furniture and equipment	25,825	25,204	3–10
Computer equipment and software	27,899	27,053	3
Leasehold improvements	21,740	21,708	5–10
Work in progress	4,718	2,733	NA
	$97,009	$176,022
Less: Accumulated depreciation and amortization	(59,149)	(66,032)
	$37,860	$109,990
In October 2021, the Company committed to a plan for the sale and leaseback of its headquarters building in Coral Gables, Florida. At the time, the Company estimated the fair value less the cost to sell the property exceeded the carrying value, and therefore no adjustment was needed. In December 2021, the Company sold its headquarters building for $135.0 million, with a carrying value of approximately $69.9 million at the time of sale, and realized a pretax gain of $62.4 million, net of transactions costs. Following the sale of the Headquarters Building, the Company leased-back the property for an eighteen-year term.
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
Depreciation and amortization expense was approximately $7.3 million, $9.4 million and $7.1 million in the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019 fully-depreciated equipment with an original cost of approximately $1.3 million, $5.1 million and $6.9 million, respectively, were written-off and charged against their respective accumulated depreciation. Depreciation expenses in 2021include $0.4 million lower expenses in connection with the sale of the Company’s headquarters in 2021. Depreciation expense in 2021 and 2020 includes approximately $0.5 million and $1.3 million of accelerated depreciation of leasehold improvements resulting from branch closures. Depreciation expense in 2019 includes a reduction of approximately $0.7 million as a result of the correction of an error in the accounting for land in the Company’s Beacon Operations Center and the vacant land.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $0.8 billion and $1.3 billion at December 31, 2021 and 2020, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $423 million and $661 million at December 31, 2021 and 2020, respectively. The average interest rate paid on time deposits was approximately 1.55% in 2021 and 2.12% in 2020. As of December 31, 2021 and 2020 brokered time deposits amounted to $290 million and $494 million, respectively. At December 31, 2021 and 2020 the maturity of time deposits were as follows:

(in thousands, except percentages)	2021		2020
Year of Maturity	Amount	%	Amount	%
2021	$—	—%	$1,359,022	66.6%
2022	863,185	64.5%	289,324	14.2%
2023	367,526	27.5%	301,907	14.8%
2024	69,172	5.2%	54,831	2.7%
2025	20,595	1.5%	20,530	1.0%
2026 and thereafter	17,362	1.3%	15,948	0.7%
Total	$1,337,840	100.0%	$2,041,562	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
8.Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2021 and 2020, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2021	2020
			(in thousands)
2022	0.65%	Fixed	—	50,000
2023	0.62% to 1.06%	Fixed	104,317	70,000
2024 and after (1)	0.62% to 2.42%	Fixed	705,260	930,000
			$809,577	$1,050,000
__________________
(1)As of December 31, 2021 and 2020, includes $530 million (interest rate - from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity.

At December 31, 2021 and 2020, the Company held stock of the FHLB for approximately $34 million and $52 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2021 and 2020 the Company was in compliance with this requirement.
There were no other borrowings at December 31, 2021 and 2020.
In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In 2021, the Company recognized $1.2 million, included as part of interest expense, as a result of this amortization. The modifications were not considered a substantial modification in accordance with GAAP.
In May 2021, the Company incurred a loss of $2.5 million on the early repayment of $235 million of FHLB advances.
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
9. Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of December 31, 2021, these Senior Notes amounted to $58.9 million, net of direct unamortized issuance costs of $1.1 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp (“Amerant Florida”).

10. Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2021 and 2020, the Company owns all of the common capital securities issued by 5 statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company. The debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The junior subordinated debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the Trust Subsidiaries as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2021 and 2020, no payments of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
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
December 31, 2021, 2020 and 2019
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
At December 31, 2021 and 2020 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$615	$—	$1,658
Interest rate swaps not designated as hedging instruments:
Customers	18,858	1,923	39,715	—
Third party broker	1,923	18,858	—	39,715
	20,781	20,781	39,715	39,715
Interest rate caps not designated as hedging instruments:
Customers	—	764	—	58
Third party broker	477	—	6	—
	477	764	6	58
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	581	—	—	—
Forward contracts	31	38	—	—
	612	38	—	—
	$21,870	$22,198	$39,721	$41,431
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

At December 31, 2021 and 2020, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2022. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2021 and 2020 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In 2021 and 2020, the Company recognized unrealized losses of $0.9 million and $0.3 million, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of December 31, 2021, the estimated net unrealized losses in accumulated other comprehensive expected to be reclassified into expense in the next twelve months amounted to $0.9 million.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $1.4 million as a reduction of interest expense on FHLB advances in each 2021 and 2020 as a result of this amortization.

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At December 31, 2021 and 2020, the Company had 109 and 76 interest rate swap contracts with customers, respectively, with a total notional amount of $595.4 million and $475.6 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, at December 31, 2021 and 2020, the Company had interest rate swap mirror contracts with third party brokers with similar terms. These instruments have maturities ranging from 2 to 13 years in 2021 (3 to 14 years in 2020).
In 2019, the Company entered into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of December 31, 2021 and 2020, we had two swap participation agreements with an aggregate notional amount of approximately $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of December 31, 2021 and 2020, the fair value of swap participation agreements was not significant.
Interest Rate Caps
At December 31, 2021 and 2020, the Company had 19 and 23 interest rate cap contracts with customers with a total notional amount of $432.0 million and $486.5 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at December 31, 2021 and 2020, the Company had 9 and 8 interest rate cap mirror contracts with a third party broker with total notional amounts of $190.7 million and $152.2 million, respectively. These instruments have maturities ranging from less than 1 to 5 years in 2021 (less than 1 to 3 years in 2020).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Mortgage Derivatives
In 2021, the Company entered into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At December 31, 2021, the Company had interest rate lock commitments and forward contracts with notional amounts of $17.9 million and $16.5 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. In 2021, the change in the fair value of these instruments was $0.6 million. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Credit Risk-Related Contingent Features
Some agreements may require the posting of pledged securities when the valuation of the interest rate swap falls below a certain amount.
At December 31, 2021 and 2020 the derivative contracts subject to credit-risk related contingent features was as follows:

(in thousands)	December 31, 2021	December 31, 2020
Fair value of derivative contracts	$21,396	$41,373
Securities Pledged	25,380	52,857
Liquidity exposure	$(3,984)	$(11,484)

12. Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 44 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. Certain leases contain variable lease payments which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income.
The following table presents lease costs for the year ended December 31, 2021:

(in thousands)	December 31, 2021
Lease cost
Operating lease cost	$8,497
Short-term lease cost	176
Variable lease cost	1,371
Sublease income	(105)
Total lease cost	$9,939

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

As of December 31, 2021 a right-of-use asset of $141.1 million and an operating lease liability of $143.0 million were included in “Other assets” and “Other liabilities”, respectively, on the consolidated balance sheets.
The following table provides supplemental information to leases as of and for the year ended December 31, 2021:

(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	8,202
Operating lease right-of-use asset obtained in exchange for operating lease liability	5,057
Weighted average remaining lease term for operating leases	19.2
Weighted average discount rate for operating leases	5.94%

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2021:

(in thousands)
Twelve Months Ended December 31,
2022	$14,298
2023	11,994
2024	12,002
2025	11,945
2026	12,120
Thereafter	189,022
Total minimum payments required	251,381
Less: implied interest	(108,425)
Total lease obligations	$142,956
In December 2021, the Company completed the plan for the sale and leaseback of its headquarters building in Coral Gables, Florida, resulting in a gain on sale of $62.4 million . The lease is an 18-year triple net lease under which the Company will pay insurance, real estate taxes, and maintenance and repair services. The Company recorded a right-of-use asset and lease liability of $91.6 million, in connection with this lease, as of December 31, 2021.
Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $9.9 million, $7.5 million, and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, rent expense includes an additional expense of $0.5 million related to the closing of one branch in the fourth quarter. In 2020, rent expense included an additional expense of $1.1 million for the remaining lease obligation in connection with the closure of two of our branches.
Additionally, the Company recorded a $0.8 million impairment of ROUA associated with the closing of the NY LPO announced during the three months ended June 30, 2021. This impairment was recorded as occupancy and equipment expense on the consolidated statements of income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

13. Incentive Compensation and Benefit Plans
a) Stock-based Incentive Compensation Plan
The Company has reserved up to 3,333,333 shares of Class A common stock for issuance pursuant to the grant of options, rights, appreciation rights, restricted stock, restricted stock units and other awards under the Amerant Bankcorp Inc. 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”).
On February 11, 2021, the Company adopted a new form of performance based restricted stock unit agreement (“PSU Agreement”), and a new form of restricted stock unit agreement (the “RSU Agreement”) that will be used in connection with a Long-Term Incentive Plan (the “LTI Plan”), a sub-plan under the 2018 Equity Plan.
Restricted Stock Awards
The following table shows the activity of restricted stock awards in 2021:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	210,423	$13.55
Granted	252,503	18.45
Vested	(204,351)	13.49
Forfeited	(28,796)	16.56
Non-vested shares, end of year	229,779	$18.61

In 2021, the Company granted 252,503 shares of restricted Class A common stock to certain employees, under the LTI plan, including: (i) 203,692 shares that will vest in three substantially equal amounts on the first, second an third anniversaries of the date of grant, and (ii) 48,811 shares out of which 50% will vest in two substantially equal amounts on each of the first two anniversaries of the date of grant, and the remaining 50% will vest on the third anniversary of the date of grant. The average fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $18.45 per share.

In 2020, the Company granted 6,591 shares of restricted Class A common stock to one employee, under the 2018 Equity Plan. These shares of restricted stock will vest in three substantially equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $15.17.
In 2019, the Company granted 3,882 shares of restricted Class A common stock to certain employees, under the 2018 Equity Plan. These shares of restricted stock vested in three substantially equal amounts on the first, second an third anniversaries of the date of grant. The average fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $17.42 per share.
On December 21, 2018, in connection with the closing of the Company’s IPO, the Company’s directors were granted restricted stock units, or RSUs, and various Company officers and employees were granted restricted Class A common stock awards, or RSAs, under the 2018 Equity Plan.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

In 2021, 2020 and 2019, the Company recorded $2.8 million, $1.9 million and $5.9 million of compensation expense, respectively, related to restricted stock awards. The total unearned deferred compensation expense of $2.5 million for all unvested restricted stock outstanding at December 31, 2021 will be recognized over a weighted average period of 1.8 years.
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs in 2021:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	38,327	$13.45	20,766	$13.45	59,093	$13.72	—	$—
Granted	137,376	17.20	6,573	22.82	143,949	17.46	120,513	13.82
Vested	(45,586)	14.12	(20,766)	13.45	(66,352)	13.91	(1,729)	16.67
Forfeited	(8,378)	16.65	—	—	(8,378)	16.65	(8,000)	16.67
Non-vested, end of year	121,739	$17.21	6,573	$22.82	128,312	$17.62	110,784	$13.57

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
In 2021, the Company granted 19,719 RSUs to its independent directors under the 2018 Equity Plan, including 13,146 stock-settled RSUs and 6,573 cash-settled RSUs. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $22.82 per RSU. These RSUs will vest on the first anniversary of the date of grant.

In 2020, the Company granted 33,453 RSUs to its non-employee directors, under the 2018 Equity Plan. Of the 33,453 RSUs, 22,302 RSUs are settled in shares of Class A common stock while the remaining 11,151 are settled in cash, both upon vesting. These RSUs vested on the first anniversary of the date of grant.
In 2019 the Company granted 3,439 RSUs to one of its non-employee directors, under the 2018 Equity Plan. These 3,439 RSUs are settled in shares of Class A common stock and vested on the first anniversary of the date of grant.
In 2021, 2020 and 2019, the Company recorded compensation expense related to RSUs and PSUs of $2.6 million, $0.5 million and $0.8 million, respectively. The total unearned compensation of $2.0 million for all unvested stock-settled RSUs and PSUs at December 31, 2021 will be recognized over a weighted average period of 1.8 years.

b) Employee Benefit Plan
The Amerant Bank, N.A. Retirement Benefits Plan (the “401(k) Plan”) is a 401(k) benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant. The Company contributed to the Plan approximately $3.2 million and $3.6 million in 2021 and 2020 respectively, in matching contributions.
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

b) Subsequent Events

On February 16, 2022, the Company granted an aggregate of 104,762 RSAs, 26,414 RSUs and a target of 26,415 PSUs to various executive officers and other employees under the LTI Plan In addition, the Company granted 3,000 RSUs to one executive officer as a one-time recognition award, under the 2018 Equity Plan.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
14. Income Taxes
The components of the income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	2021	2020	2019
Current tax expense:
Federal	$23,225	$7,401	$9,748
State	4,681	2,163	2,279
Deferred tax expense (benefit)	5,803	(12,176)	670
Total income tax expense (benefit)	$33,709	$(2,612)	$12,697
The following table shows a reconciliation of the income tax expense (benefit) at the statutory federal income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2021:

	2021		2020		2019
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Tax expense (benefit) calculated at the statutory federal income tax rate	$30,244	21.00%	$(910)	21.00%	$13,447	21.00%
Increases (decreases) resulting from:
Non-taxable interest income	(350)	(0.24)%	(634)	14.62%	(1,132)	(1.77)%
Non-taxable BOLI income	(1,146)	(0.80)%	(1,196)	27.59%	(1,199)	(1.87)%
Stock-based compensation	(856)	(0.59)%	(55)	1.27%	(454)	(0.71)%
State and city income taxes, net of federal income tax benefit	3,697	2.57%	1,709	(39.43)%	1,800	2.81%
Rate differential on deferred items	769	0.53%	(1,907)	44.00%	162	0.25%
Noncontrolling interest	548	0.38%	—	—%	—	—%
Disallowed interest expense allocable to tax exempt securities and other expenses	421	0.29%	396	(9.14)%	624	0.97%
Other, net	382	0.27%	(15)	0.36%	(551)	(0.85)%
Total income tax expense (benefit)	$33,709	23.41%	$(2,612)	60.27%	$12,697	19.83%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2021	2020
Tax effect of temporary differences
Lease liability	$34,935	$—
Provision for loan losses	15,669	25,548
Deferred compensation expense	4,258	2,509
Interest income on nonaccrual loans	1,153	1,317
Dividend income	408	803
Stock-based compensation expense	865	583
Goodwill amortization	(4,707)	(4,603)
Depreciation and amortization	(2,892)	(5,166)
Net unrealized gains in other comprehensive (loss) income	(4,833)	(10,246)
Right-of-use asset	(34,491)	—
Other	936	946
Net deferred tax assets	$11,301	$11,691

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
At December 31, 2021 and 2020, the Company had accumulated net operating losses (“NOLs”) in the State of Florida of approximately $166.5 million and $163.2 million, respectively. These NOLs are carried forward for a maximum of 20 years based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2021 and 2020 is approximately $7.2 million and $7.1 million, respectively. A full valuation allowance has been recorded against the state deferred tax asset related to these NOLs as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2021 and 2020, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

15. Accumulated Other Comprehensive Income (“AOCI”):
The components of AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2021			December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized gains on available for sale securities	$15,775	$(3,788)	$11,987	$37,305	$(9,120)	$28,185
Net unrealized gains on interest rate swaps designated as cash flow hedges	4,275	(1,045)	$3,230	4,605	(1,126)	3,479
Total AOCI	$20,050	$(4,833)	$15,217	$41,910	$(10,246)	$31,664

The components of other comprehensive (loss) income for the three-year period ended December 31, 2021 is summarized as follows:

	December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized losses on available for sale securities:
Change in fair value arising during the period	$(17,264)	$4,304	$(12,960)
Reclassification adjustment for net gains included in net income	(4,266)	1,028	(3,238)
	(21,530)	5,332	(16,198)
Net unrealized losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	178	(41)	137
Reclassification adjustment for net interest income included in net income	(508)	122	(386)
	(330)	81	(249)
Total other comprehensive loss	$(21,860)	$5,413	$(16,447)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019
16. Related Party Transactions
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
In addition to loans to related parties and associated interest income, which are described further below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2021	2020
Liabilities
Demand deposits, noninterest bearing	$10,613	$3,891
Demand deposits, interest bearing	5,090	4,704
Savings and money market	1,674	1,771
Time deposits and accounts payable	2,740	1,991
Total due to related parties	$20,117	$12,357

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income
Data processing and other services	$—	$—	$955
Expenses
Interest expense	$13	$36	$34
Fees and other expenses	53	26	501
	66	62	535
	$(66)	$(62)	$420
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Securities transactions
On March 7, 2019 the Company repurchased all the remaining Class B common stock outstanding from the Former Parent. See Note 17 for more details.
In connection with the tender offer completed in December 2020, the Company paid an aggregate cash amount of approximately $1.1 million for the shares of Class B common stock tendered by and purchased from certain related parties.

Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2021 and 2020, these loans amounted to $5.7 million and $4.7 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.2 million and $0.1 million in the years ended December 31, 2021 and 2020, respectively.
There were no sales of participations to affiliates in 2021, 2020 and 2019. There were no participations purchased from affiliates in 2021, 2020 and 2019.

Common Stock Transactions
The Company was a wholly-owned subsidiary of the Former Parent through August 10, 2018 when the Distributed Shares were distributed to the Former Parent’s shareholders. The Former Parent sold all of its voting Class A common stock in the IPO, and reduced its nonvoting Class B common stock to less than 5% of the Company’s total common stock on December 28, 2018. As a result, at year end 2018, the Former Parent no longer controlled the Company or the Bank. In March 2019, we completed the repurchase of the remaining Class B Retained Shares from the Former Parent. Following this repurchase, the Former Parent no longer owns any shares of common stock of the Company.
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
Effective on August 2018, the Company entered into a Book-Entry Securities Custody Agreement with a wholly owned Venezuelan bank of the Former Parent. As a service to its smaller shareholders and to promote shareholder liquidity generally, the Company paid fees in consideration for assistance with the separation and distribution of the shares of common stock of the Company, as well as for the custody, safekeeping and information agent services provided to smaller shareholders. These initial services were terminated on June 30, 2019. Under the terms of the agreement, the Company continues to receive custody, safekeeping and information agent services to smaller shareholders. The agreement, which had an initial term of 18 months, was renewed in February 2019 for an additional year, and provides for a monthly fee payable by the Company. The Company incurred a total of approximately $0.1 million and $0.4 million as a result of this agreement in 2020 and 2019, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
Other assets and liabilities
In connection with litigation between the Bank, Amerant Trust and Kunde Management, LLC (”Kunde”), the parties entered into a confidential settlement agreement and the court entered an agreed order of dismissal with prejudice on July 6, 2020. The Company incurred approximately $1.1 million in legal fees through June 30, 2020 litigating this case. In connection with this litigation and settlement, certain related parties agreed to reimburse Amerant Trust, a maximum of $1.0 million of all legal fees and costs related to and arising from the litigation. As of December 31, 2020, the Company expected to be reimbursed up to $750,000 of these legal fees. In 2021, the Company was reimbursed $875,000 in connection with this event. The terms of the settlement agreement did not have a material impact on the Company's financial condition or operating results.
The Company had approximately $1.2 million and $1.1 million, respectively, due to its Trust Subsidiaries as of December 31, 2021 and 2020. This amount is included in other liabilities in the precedent table.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
17. Stockholders’ Equity
(a) Amended and Restated Articles of Incorporation
Clean-Up Merger
In November 2021, the Company’s shareholder’s approved a clean-up merger, previously announced by the Company in September 2021, pursuant to which a subsidiary of the Company merged with and into the Company (the “Clean-up Merger”). Under the terms of the Clean-up Merger, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, any shareholder, together with its affiliates, who owned more than 8.9% of the outstanding shares of Class A common stock a result of the Clean-up Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may have been, was converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that were in excess of the 8.9% limitation. The terms of the Clean-up Merger included the creation of a new class of Non-Voting Class A common stock. Following the Clean-up Merger, no shares of Class B common stock are authorized or outstanding, and November 17, 2021 was the last day they traded on the Nasdaq Global Select Market. In addition, all shareholders who held fractional shares as a result of the Clean-up Merger received a cash payment in lieu of such fractional shares. Following the Clean-up Merger, any holder who beneficially owned fewer than 100 shares of Class A common stock received cash in lieu of Class A common stock.

On November, 17, 2021, the Company filed amended and restated articles of incorporation with the Secretary of State of Florida. Pursuant to the amended and restated articles, the total number of authorized shares of stock of all classes is 300,000,000, consisting of the following classes:

Class	Number of Shares	Par Value per Share
Common Stock:
Class A - voting common stock	225,000,000	$0.10
Class A - non-voting common stock	25,000,000	0.10
	250,000,000
Preferred Stock	50,000,000	0.10
	300,000,000
Common Stock
The Class A voting common stock and the Class A non-voting common stock are identical in all respects except that the Class A non-voting common stock are not be entitled to vote on any matter (unless such a vote is required by applicable laws or Nasdaq regulations in a particular case).
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
December 31, 2021, 2020 and 2019

Dividends
Dividends shall be payable only when, as and if declared by the Board of Directors from lawful available funds, and may be paid in cash, property, or shares of any class or series or other securities or evidences of indebtedness of the Company or any other issuer, as may be determined by resolution or resolutions of the Board of Directors.
b) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2021 and 2020 were 35,883,320 and 28,806,344, respectively.
Shares of the Company’s Class B common stock issued and outstanding as of December 31, 2020 were 9,036,352. There are no shares of Class B common stock authorized or outstanding as of December 31, 2021.
Common Stock Repurchases and Treasury Stock

In September 2021, the Company’s Board of Directors authorized a new Class A common stock repurchase program (the “Class A Common Stock Repurchase Program”, and terminated a Class B Common Stock Repurchase Program previously approved in March 2021 (the “Class B Common Stock Repurchase Program”).
In November 2021, the Company repurchased 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Clean-Up Merger. These shares were repurchased at a price per share of $30.10 and an aggregate purchase price of approximately $8.5 million.
In September 2021, the Company’s Board of Directors authorized a stock repurchase program which provides for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock. Under the Class A Common Stock Repurchase Program, repurchases may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. Repurchases of the Company’s shares of Class A Common Stock (and the timing thereof) will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class A Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice. In 2021, the Company repurchased an aggregate of 893,394 shares of Class A common stock at a weighted average price per share of $31.18, under the Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $27.9 million, including transaction costs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provided for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock. Under the Class B Common Stock Repurchase Program, the Company was able to repurchase shares of Class B common stock through open market purchases, by block purchase, in privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The extent to which the Company was able to repurchase its shares of Class B common stock and the timing of such purchases depended upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may have been considered in the Company’s sole discretion. Repurchases may also have been made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class B Common Stock Repurchase Program did not obligate the Company to repurchase any particular amount of shares of Class B common stock, and may have been suspended or discontinued at any time without notice. In 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92, under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs. In September 2021, in connection with the Merger, The Company’s Board of Directors terminated the Class B Common Stock Repurchase Program.

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

On March 7, 2019, in connection with the Company’s IPO in 2018, the Company repurchased all of the Former Parent’s 2,112,321 remaining shares of nonvoting Class B common stock at a weighted average price of $13.48 per share with proceeds from the IPO over-allotment exercise and the Private Placements, representing an aggregate purchase price of approximately $28.5 million. The aforementioned 2,112,321 shares of Class B common stock were held in treasury stock under the cost method at December 31, 2019.

In 2021 and 2020, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2021, 2020, 2019 and 2018. Therefore, The Company had no shares of common stock held in treasury stock at December 31, 2021 and 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Subsequent Event. In January 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock at a weighted average price of $33.96 per share, under the Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $21.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the Class A Common Stock repurchase program. Also, on January 31, 2022, the Company announced the launching of a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Class A Common Stock Repurchase Program”. Repurchases under the New Class A Common Stock Repurchase Program may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The New Class A Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice. The Company has repurchased an aggregate of 709,730 shares of Class A common stock at a weighted average price of $33.52 per share, under the New Class A Common Stock Repurchase Program, through March 3, 2022. The aggregate purchase price for these transactions was approximately $23.8 million, including transaction costs.

IPO-Related Transactions
On January 23, 2019, in connection with the Company’s initial public offering (“IPO”) in 2018, the Underwriters partially exercised their over-allotment option by purchasing 229,019 shares of the Company’s Class A common stock at the public offering price of $13.00 per shares of Class A common stock. The net proceeds to the Company from this transaction were approximately $3.0 million. The Former Parent paid all underwriting discounts, commissions and offering expenses with respect to the IPO.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
Stock-Based Compensation Awards
The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See Note 13-Incentive Compensation and Benefit Plans for additional information about common stock transactions under the Company’s 2018 Equity Plan.
c) Dividends
In 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share of the Company’s Class A common stock. The dividend was paid on or before January 15, 2022 to holders of record as of December 22, 2021. The aggregate accrued payable amount recorded against retained earnings in 2021 in connection with this dividend was $2.2 million.
Subsequent Event. On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2022 to shareholders of record at the close of business on February 11, 2022.

18. Commitments and Contingencies
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2021 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
The Company phased out its legacy credit card products to further strengthen its credit quality in 2020. During the first quarter of 2020, the remaining balances related to the credit card product were repaid, therefore, there are no outstanding credit card balances as of December 31, 2021. As a result of these actions, the Company no longer carries off-balance sheet credit risk associated with its former credit card programs.
Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2021 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$899,016
Standby letters of credit	13,897
Commercial letters of credit	18,210
$931,123

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
19. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$450,773	$—	$450,773
Corporate debt securities	—	357,790	—	357,790
U.S. government agency debt securities	—	361,906	—	361,906
U.S. treasury securities	—	2,502	—	2,502
Municipal bonds	—	2,348	—	2,348
	—	1,175,319	—	1,175,319
Equity securities with readily determinable fair values not held for trading	—	252	—	252
	—	1,175,571	—	1,175,571
Mortgage loans held for sale (at fair value)	—	14,905	—	14,905
Bank owned life insurance	—	223,006	—	223,006
Other assets
Mortgage servicing rights (MSRs)	—	—	636	636
Derivative instruments	—	21,870	—	21,870
	$—	$21,870	$636	$22,506
	$—	$1,435,352	$636	$1,435,988
Liabilities
Other liabilities
Derivative instruments	$—	$22,198	$—	$22,198

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019

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
Level 3 Valuation Techniques
Mortgage Servicing Rights
MSRs are initially and subsequently measured at fair value, with changes in fair value recorded as part of noninterest income. The Company estimates the fair value of MSRs through the use of prevailing market participants assumptions and market participant valuation processes. This valuation is periodically tested and validated against other thrid-party firm valuations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$24,753	$—	$—	$24,753	$26,334
Other Real Estate Owned	9,720	—	—	9,720	80
	$34,473	$—	$—	$34,473	$26,414

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

	December 31, 2020
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$50,199	$—	$—	$50,199	$19,843
The following table presents the significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis.

Financial Instrument	Unobservable Inputs	Valuation Methods	Discount Range	Typical Discount
Collateral dependent loans	Discount to fair value	Appraisal value, as adjusted	0-30%	6-7%
		Inventory	0-100%	30-50%
		Accounts receivables	0-100%	20-30%
		Equipment	0-100%	20-30%
Other Real Estate Owned	Discount to fair value	Appraisal value, as adjusted	N/A	6-7%

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

20. Fair Value of Financial Instruments

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
•The fair value of loans held for sale, debt and equity securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 19.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	$2,619,461	$2,559,280	$2,884,550	$2,801,279
Financial liabilities
Time deposits	1,048,078	1,057,759	1,547,396	1,569,897
Advances from the FHLB	809,577	819,268	1,050,000	1,078,786
Senior notes	58,894	63,214	58,577	61,528
Junior subordinated debentures	64,178	61,212	64,178	55,912

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

21. Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. Amerant Mortgage is an approved Fannie Mae seller and servicer and is subject to certain Lender Adjusted Net Worth requirements. The following is a summary of restrictions related to dividend payments, and capital adequacy as well as Lender Adjusted Net Worth requirement.

Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and Office of the Comptroller of the Currency (“OCC”) regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2021 and 2020, the Bank could have paid dividends of $97.0 million and $17.6 million, respectively, without prior OCC approval.
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
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2021, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50% by 2019. The Company’s capital conservation buffer at year end 2021 and 2020 was 6.6% and 6.0%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Lender Net Worth Adjusted requirements
Amerant Mortgage is currently an approved seller and servicer with Fannie Mae for the purpose of selling Fannie Mae eligible loan production and retaining the MSRs of those same loans. As an approved Fannie Mae seller and servicer, Amerant Mortgage must meet certain net worth covenants outlined in Maintaining Seller/Servicer Eligibility section of the Fannie Mae Selling Guide, the “Selling Guide”.
Under the Selling Guide, Amerant Mortgage must meet a minimum net worth requirement of $2.5 million plus 0.25% of the outstanding unpaid principal balance of the portfolio of loans Amerant Mortgage is contractually obligated to service for Fannie Mae (the “Lender Adjusted Net Worth”). As of December 31, 2021, Amerant Mortgage had a Lender Adjusted Net Worth of approximately $4.5 million and was in compliance with requirement. In addition, Amerant Mortgage is subject to net worth decline tolerance requirements that shall not exceed 25% over one quarter or 40% over two consecutive quarters. Amerant Mortgage had a decline in its Lender Adjusted Net Worth of more than 40% over two-consecutive quarterly reporting periods as of December 31, 2021. Amerant Mortgage expects to demonstrate compliance with all financial eligibility requirements by April 30, 2022.
Failure to meet the minimum net worth or net worth decline tolerance outlined above, may prompt the suspension of Amerant Mortgage as an approved seller and/or servicer, which would prevent Amerant Mortage from taking down new commitments to deliver loans to Fannie Mae and adding loans to any portfolio that Amerant Mortgage services for Fannie Mae. While Amerant Mortage is not required to operate as an approved Fannie Mae seller and servicer, failure to operate as such may impact Amerant Mortgage’s overall margins, profitability and financial flexibility.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
Common equity tier 1 (CET1) capital ratio	886,301	13.83%	288,439	4.50%	416,634	6.50%

December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
CET1 capital ratio	794,257	12.65%	282,495	4.50%	408,049	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
CET1 capital ratio	801,907	12.50%	288,784	4.50%	417,133	6.50%

December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
CET1 capital ratio	736,930	11.73%	282,635	4.50%	408,251	6.50%

The Company redeemed trust preferred securities and related junior subordinated debentures which reduced the Company’s regulatory capital by $24.7 million in 2020. The Company’s regulatory capital ratios continued to exceed regulatory minimums to be well capitalized, upon these redemptions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
22. Earnings (Loss) Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss) before attribution of noncontrolling interest	$110,311	$(1,722)	$51,334
Net loss attributable to noncontrolling interest	(2,610)	—	—
Net income (loss) attributable to Amerant Bancorp Inc.	$112,921	$(1,722)	$51,334
Net income (loss) available to common stockholders	$112,921	$(1,722)	$51,334
Denominator:
Basic weighted averages shares outstanding	37,169	41,737	42,543
Dilutive effect of shared-based compensation awards	359	—	396
Diluted weighted average shares outstanding	37,528	41,737	42,939

Basic earnings (loss) per common share	$3.04	$(0.04)	$1.21
Diluted earnings (loss) per common share	$3.01	$(0.04)	$1.20

As of December 31, 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 462,302. As of December 31, 2020 and 2019, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 248,750 and 530,620, respectively, mainly related to the Company’s IPO in 2018.
As of December 31, 2021 and 2019, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, at those dates, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings in 2021 and 2019. As of December 31, 2020, potential dilutive instruments were excluded from the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in 2020.
See Note 13 to these audited annual consolidated financial statements for more information on restricted stock, restricted stock units and performance share units transactions in 2021, 2020 and 2019.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
23. Condensed Unconsolidated Holding Companies’ Financial Statements
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
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2021	2020
Assets
Cash and due from banks	$23,810	$43,029
Investments in subsidiaries	870,560	798,339
Other assets	1,872	1,617
	$896,242	$842,985
Liabilities and Stockholders' Equity
Senior notes	$58,894	$58,577
Other liabilities	2,865	987
Stockholders' equity	834,483	783,421
	$896,242	$842,985

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Condensed Statements of Income (Loss):

	Years ended December 31
(in thousands)	2021	2020	2019
Income:
Interest	$117	$265	$40
Equity in earnings of subsidiary	120,253	2,520	56,755
Total income	120,370	2,785	56,795
Expenses:
Interest expense	3,766	1,968	—
Other expenses (1)	6,082	3,688	7,434
Total expense	9,848	5,656	7,434
Income (loss) before income tax benefit	110,522	(2,871)	49,361
Income tax benefit	2,399	1,148	1,973
Net income (loss)	$112,921	$(1,723)	$51,334
__________________
(1)Other expenses mainly consist of professional and other service fees.

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$112,921	$(1,723)	$51,334
Adjustments to reconcile net (loss) income to net cash used in operating activities - Equity in earnings of subsidiaries	(120,253)	(2,520)	(56,755)
Stock-based compensation expense	927	375	422
Net change in other assets and liabilities	(6,917)	57	(1,339)
Net cash used in operating activities	(13,322)	(3,811)	(6,338)

Cash flows from investing activities
Dividends from subsidiary	40,000	—	61,500
Net cash provided by investment activities	40,000	—	61,500

Cash flows from financing activities
Repurchase of common stock - Class A	(36,332)	—	—
Repurchase of common stock - Class B	(9,563)	(69,378)	(28,465)
Common stock issued - Class A	—	—	29,218
Proceeds from issuance of Senior Notes, net of issuance costs	—	58,412	—
Net cash (used in) provided by financing activities	(45,845)	(10,966)	753

Net (decrease) increase in cash and cash equivalents	(19,167)	(14,777)	55,915

Cash and cash equivalents
Beginning of year	43,029	57,806	1,891
End of year	$23,862	$43,029	$57,806

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Condensed financial statements of Amerant Florida are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2021	2020
Assets
Cash and due from banks	$6,340	$16,559
Investments in subsidiaries	918,212	840,866
U.S. treasury securities	2,502	2,512
Other assets	3,622	5,592
	$930,676	$865,529
Liabilities and Stockholder’s Equity
Junior subordinated debentures held by trust subsidiaries	$64,178	$64,178
Other liabilities	2,038	3,012
Stockholder’s equity	864,460	798,339
	$930,676	$865,529

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2021	2020	2019
Income:
Interest	$41	$102	$152
Equity in earnings of subsidiary	122,311	4,810	62,979
Other income	—	—	6
Total income	122,352	4,912	63,137
Expenses:
Interest expense	2,451	2,533	7,184
Provision for loan losses	—	—	—
Other expenses	263	444	726
Total expenses	2,714	2,977	7,910
Income before income tax benefit	119,638	1,935	55,227
Income tax benefit	616	585	1,528
Net income	$120,254	$2,520	$56,755

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$120,254	$2,520	$56,755
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(122,311)	(1,433)	(60,555)
Net change in other assets and liabilities	1,838	(3,823)	3,108
Net cash used in operating activities	(219)	(2,736)	(692)

Cash flows from investing activities
Dividends received from subsidiary	30,000	—	105,000
Dividends paid	—	—
Purchases of available for sale securities	—	(3,505)	(998)
Maturities of available for sale securities	—	2,000	—
Net cash (used in) provided by investing activities	30,000	(1,505)	104,002

Cash flows from financing activities
Dividends paid	(40,000)	—	(61,500)
Redemption of junior subordinated debentures	—	(28,068)	(25,864)
Net cash used in financing activities	(40,000)	(28,068)	(87,364)
Net (decrease) increase in cash and cash equivalents	(10,219)	(32,309)	15,946
Cash and cash equivalents
Beginning of year	16,559	48,868	32,922
End of year	$6,340	$16,559	$48,868