Form 10-Q
period 2022-03-31
Amerant Bancorp Inc.
filed 2022-04-29
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________

Commission File Number: 001-38534

Amerant Bancorp Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida		65-0032379
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
220 Alhambra Circle
Coral Gables,	Florida	33134
(Address of principal executive offices)		(Zip Code)
(305)		460-4038
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report: N/A)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of exchange on which registered
Class A Common Stock	AMTB	NASDAQ

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2022
Class A Common Stock, $0.10 par value per share	34,194,664 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2022

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$35,242	$33,668
Interest earning deposits with banks	234,709	240,540
Restricted cash	6,243	—
Cash and cash equivalents	276,194	274,208
Securities
Debt securities available for sale	1,145,785	1,175,319
Debt securities held to maturity	112,008	118,175
Equity securities with readily determinable fair value not held for trading	13,370	252
Federal Reserve Bank and Federal Home Loan Bank stock	53,806	47,495
Securities	1,324,969	1,341,241
Loans held for sale, at lower of cost or fair value	68,591	143,195
Mortgage loans held for sale, at fair value	17,108	14,905
Loans held for investment, gross	5,635,478	5,409,440
Less: Allowance for loan losses	56,051	69,899
Loans held for investment, net	5,579,427	5,339,541
Bank owned life insurance	224,348	223,006
Premises and equipment, net	37,929	37,860
Deferred tax assets, net	22,119	11,301
Operating lease right-of-use assets	139,477	141,139
Goodwill	19,506	19,506
Accrued interest receivable and other assets	96,168	92,497
Total assets	$7,805,836	$7,638,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,318,294	$1,183,251
Interest bearing	1,543,708	1,507,441
Savings and money market	1,581,412	1,602,339
Time	1,248,287	1,337,840
Total deposits	5,691,701	5,630,871
Advances from the Federal Home Loan Bank	980,047	809,577
Senior notes	58,973	58,894
Subordinated notes	29,156	—
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	135,651	136,595
Accounts payable, accrued liabilities and other liabilities	96,734	106,411
Total liabilities	7,056,440	6,806,526
Contingencies (Note 17)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 34,350,822 shares issued and outstanding (2021 - 35,883,320 shares issued and outstanding)	3,434	3,589
Additional paid in capital	208,109	262,510
Retained earnings	565,963	553,167
Accumulated other comprehensive (loss) income	(24,424)	15,217
Total stockholders' equity before noncontrolling interest	753,082	834,483
Noncontrolling interest	(3,686)	(2,610)
Total stockholders' equity	749,396	831,873
Total liabilities and stockholders' equity	$7,805,836	$7,638,399
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest income
Loans	$56,338	$52,771
Investment securities	8,628	7,507
Interest earning deposits with banks	132	51
Total interest income	65,098	60,329

Interest expense
Interest bearing demand deposits	290	113
Savings and money market deposits	745	980
Time deposits	4,281	7,360
Advances from the Federal Home Loan Bank	2,481	2,758
Senior notes	942	942
Subordinated notes	88	—
Junior subordinated debentures	626	607
Total interest expense	9,453	12,760
Net interest income	55,645	47,569
(Reversal of) provision for loan losses	(10,000)	—
Net interest income after (reversal of) provision for loan losses	65,645	47,569

Noninterest income
Deposits and service fees	4,620	4,106
Brokerage, advisory and fiduciary activities	4,596	4,603
Loan-level derivative income	3,152	232
Change in cash surrender value of bank owned life insurance	1,342	1,356
Securities gains, net	769	2,582
Cards and trade finance servicing fees	590	339
Loss on early extinguishment of advances from the Federal Home Loan Bank, net	(714)	—
Derivative losses, net	(1,345)	—
Other noninterest income	1,015	945
Total noninterest income	14,025	14,163

Noninterest expense
Salaries and employee benefits	30,403	26,427
Occupancy and equipment	6,725	4,488
Telecommunication and data processing	4,038	3,727
Professional and other services fees	7,182	3,784
Advertising expenses	2,972	316
Depreciation and amortization	1,152	1,786
FDIC assessments and insurance	1,396	1,755
Loans held for sale valuation expense	459	—
Contract termination costs	4,012	—
Other operating expenses	2,479	1,342
Total noninterest expenses	60,818	43,625
Income before income tax expense	18,852	18,107
Income tax expense	(3,978)	(3,648)
Net income before attribution of noncontrolling interest	14,874	14,459
Noncontrolling interest	(1,076)	—
Net income attributable to Amerant Bancorp Inc.	$15,950	$14,459
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021

Other comprehensive loss, net of tax
Net unrealized holding losses on debt securities available for sale arising during the period	$(39,637)	$(9,466)
Net unrealized holding gains on cash flow hedges arising during the period	124	36
Reclassification adjustment for items included in net income	(128)	(2,325)
Other comprehensive loss	(39,641)	(11,755)
Comprehensive (loss) income	$(23,691)	$2,704

Earnings Per Share (Note 19):
Basic earnings per common share	$0.46	$0.38
Diluted earnings per common share	$0.45	$0.38

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Repurchase of Class A common stock	(1,643,480)	—	—	(54,820)	—	—	(54,820)	—	(54,820)
Treasury stock retired	—	(165)	(54,655)	54,820	—	—	—	—	—
Restricted stock issued	104,762	10	(10)	—	—	—	—	—	—
Restricted stock surrendered	(15,174)	(2)	(994)	—	—	—	(996)	—	(996)
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—	—
Restricted stock units vested	22,394	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,260	—	—	—	1,260	—	1,260
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	15,950	—	15,950	—	15,950
Dividends paid	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,076)	(1,076)
Other comprehensive loss	—	—	—	—	—	(39,641)	(39,641)	—	(39,641)
Balance at March 31, 2022	34,350,822	$3,434	$208,109	$—	$565,963	$(24,424)	$753,082	$(3,686)	$749,396

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421
Repurchase of Class B common stock	—	(116,037)	—	—	—	(1,855)	—	—	(1,855)
Treasury stock retired	—	—	—	(12)	(1,843)	1,855	—	—	—
Restricted stock issued	196,015	—	22	—	(22)	—	—	—	—
Restricted stock surrendered	(713)	—	—	—	(13)	—	—	—	(13)
Stock-based compensation expense	—	—	—	—	757	—	—	—	757
Net income	—	—	—	—	—	—	14,459	—	14,459
Other comprehensive loss	—	—	—	—	—	—	—	(11,755)	(11,755)
Balance at March 31, 2021	29,001,646	8,920,315	$2,904	$892	$304,448	$—	$456,861	$19,909	$785,014

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$14,874	$14,459
Adjustments to reconcile net income to net cash (used in) provided by operating activities
(Reversal of) provision for loan losses	(10,000)	—
Net premium amortization on securities	2,294	3,591
Depreciation and amortization	1,152	1,786
Stock-based compensation expense	1,260	757
Change in cash surrender value of bank owned life insurance	(1,342)	(1,356)
Securities gains, net	(769)	(2,582)
Derivative losses, net	1,345	—
Deferred taxes and others	3,172	(99)
Loss on early extinguishment of advances from the FHLB, net	714	—
Proceeds from sales and repayments of loans held for sale (at fair value)	33,464	—
Originations of loans held for sale (at fair value)	(45,995)	—
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(243)	(3,229)
Accounts payable, accrued liabilities and other liabilities	(12,044)	(6,305)
Net cash (used in) provided by operating activities	(12,118)	7,022

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(95,113)	(96,197)
Held to maturity securities	—	(50,274)
Equity securities with readily determinable fair value not held for trading	(12,656)	—
Federal Home Loan Bank stock	(13,130)	—
	(120,899)	(146,471)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	69,517	115,125
Held to maturity	6,010	3,578
Federal Home Loan Bank stock	6,819	8,547
Equity securities with readily determinable fair value not held for trading	252	—
	82,598	127,250
Net (increase) decrease in loans	(204,536)	86,376
Proceeds from loan sales	58,566	1,173
Net purchases of premises and equipment and others	(1,917)	(805)
Net cash (used in) provided by investing activities	(186,188)	67,523

Cash flows from financing activities
Net increase in demand, savings and money market accounts	150,383	105,868
Net decrease in time deposits	(89,553)	(159,432)
Proceeds from Advances from the Federal Home Loan Bank	350,000	—
Repayments of Advances from the Federal Home Loan Bank	(180,714)	—
Proceeds from issuance of subordinated notes, net of issuance costs	29,146	—
Repurchase of common stock - Class A	(54,820)	—
Dividend paid	(3,154)	—
Repurchase of common stock - Class B	—	(1,855)
Common stock surrendered	(996)	(13)
Net cash provided by (used in) financing activities	200,292	(55,432)
Net increase in cash and cash equivalents	1,986	19,113

Cash and cash equivalents
Beginning of period	274,208	214,386
End of period	$276,194	$233,499
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid:
Interest	$7,566	$11,736
Income taxes	239	324
Right-of-use assets obtained in exchange for new lease obligations	1,122	—
Initial recognition of operating lease right-of-use assets	—	55,670
Initial recognition of operating lease liabilities	—	56,024
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	9,848	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 57.4%-owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, Grand-Cayman based trust company subsidiary acquired in November 2019 (the “Cayman Bank”).

The Company’s Class A common stock, par value $0.10 per common share, is listed and traded on the Nasdaq Global Select Market under the symbol “AMTB”.

Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities. During the three months ended March 31, 2022, the Company recorded estimated contract termination costs and related costs of approximately $4.0 million in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021. The Company expects to incur additional contract termination costs once existing vendor relationships are terminated in connection with the implementation of this agreement that cannot be reasonably determined at this time.
During the three months ended March 31, 2022, the Company recorded severance costs of approximately $0.8 million (none in the three months ended March 31, 2021) primarily in connection of the reorganization of its business-generating units in the period. These costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive (loss) income. Other restructuring expenses during the three months ended March 31, 2022 and 2021 included legal and consulting fees of $1.2 million and $0.2 million, respectively, mainly related to consulting services received in the period and other expenses.
Stock Repurchase Programs
In January 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock at a weighted average price of $33.96 per share, under a stock repurchase program to repurchase up to $50 million of the Company’s Class A Common Stock authorized by the Board of Directors in September 2021 (the “2021 Class A Common Stock Repurchase Program”). The aggregate purchase price for these transactions was approximately $22.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the 2021 Class A Common Stock Repurchase Program.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). Repurchases under the New Common Stock Repurchase Program may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases of the Company’s shares of Class A common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The New Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice. The Company repurchased an aggregate of 991,362 shares of Class A common stock at a weighted average price of $32.96 per share, under the New Common Stock Repurchase Program, through March 31, 2022. The aggregate purchase price for these transactions was approximately $32.7 million, including transaction costs. As of April 26, 2022, the Company has repurchased an additional 168,190 shares of Class A common stock at a weighted average price of $30.11 under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $5.1 million, including transaction costs.
For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021.
Amerant Mortgage
On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. This additional contribution had no material impact to the Company’s share of the results of operations of Amerant Mortgage for the three months ended March 31, 2022.

COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy, including lower interest rates, and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first half of 2021. As of March 31, 2022, there were no loans under the deferral and/or forbearance options. At the December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance options. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered troubled debt restructuring (“TDRs”). See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 4, 2022 (the “Form 10-K”) for more details on Loan Modification Programs..

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. At the outset of the pandemic, several states and cities across the United States, including the states of Florida, and Texas and cities where we have banking centers, loan production offices (“LPOs”) and where our principal place of business is located, implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While most of these measures and restrictions have been lifted, and many businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.
b) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 and the accompanying footnote disclosures for the Company, which are included in the Form 10-K.
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
In the first quarter of 2022, noninterest expenses include $4.0 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.

Reclassifications
In the three months ended March 31, 2022, advertising expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Prior to 2022, these expenses were presented as component of other noninterest expenses in the Company’s consolidated statement of operations and comprehensive (loss) income.
c) Recently Issued Accounting Pronouncements
The Company adopted no new accounting pronouncements as of and for the three months ended March 31, 2022. There were no newly-issued accounting pronouncements that may be significant to the Company’s consolidated financial statements.
Issued and Not Yet Adopted
For a complete summary of accounting guidance, including new guidance on accounting for current expected credit losses on financial instruments (“CECL”), which is pending adoption by the Company, see Note 1 to the Company’s audited consolidated financial statements in the Company’s annual report on the Form 10-K.
In March 2022, the Financial Accounting Standards Board (‘FASB”) issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to nonprepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company is in the process of reviewing this new guidance to determine whether it would have a material impact on the Company’s consolidated financial statements when adopted.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In March 2022, the FASB issued guidance that eliminates the recognition and measurement guidance on troubled debt restructurings for creditors, and aligns it with existing guidance to determine whether a loan modification results in a new loan or a continuation of an existing loan. The new guidance also requires enhanced disclosures about certain loan modifications by creditors when a borrower is experiencing financial difficulty. The amended guidance is effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition approach. Early adoption is permitted if an entity has already adopted the guidance on accounting for CECL. The Company is in the process of reviewing this new guidance, as part of its CECL implementation efforts, to determine whether it would have a material impact on the Company’s consolidated financial statements when adopted.

d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
2. Interest Earning Deposits with Banks and Restricted Cash
At March 31, 2022 and December 31, 2021, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $235 million and $241 million, respectively. At March 31, 2022 and December 31, 2021, the average interest rate on these deposits was approximately 0.21% and 0.12%, respectively. These deposits mature within one year.

At March 31, 2022, the Company had restricted cash balances of $6.2 million. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers. We had no restricted cash balances as of December 31, 2021.

3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities	$407,490	$944	$(14,033)	$394,401
Corporate debt securities	365,730	1,994	(8,439)	359,285
U.S. government agency debt securities	401,270	414	(18,147)	383,537
Collateralized loan obligations	5,000	—	—	5,000
Municipal bonds	2,062	3	(3)	2,062
U.S. treasury securities	1,500	—	—	1,500
Total debt securities available for sale (1)	$1,183,052	$3,355	$(40,622)	$1,145,785
__________________
(1)As of March 31, 2022, includes residential and commercial mortgage-backed securities with amortized cost of $669.1 million and $116.8 million, respectively, and fair value of $643.1 million and $111.6 million, respectively.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company had investments in foreign corporate debt securities available for sale of $10.8 million and $12.5 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had no foreign sovereign or foreign government agency debt securities available for sale.
In the three month periods ended March 31, 2022 and 2021, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Proceeds from sales, redemptions and calls of debt securities available for sale	$14,013	$43,854

Gross realized gains	$49	$2,947
Gross realized losses	—	—
Realized gains, net on sales of debt investment securities	$49	$2,947

The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	162	$320,537	$(10,917)	61	$30,500	$(3,116)	$351,037	$(14,033)
Corporate debt securities	39	196,600	(7,605)	3	10,124	(834)	206,724	(8,439)
U.S. government agency debt securities	67	319,930	(16,999)	74	46,956	(1,148)	366,886	(18,147)
Municipal bonds	1	426	(3)	—	—	—	426	(3)
	269	$837,493	$(35,524)	138	$87,580	$(5,098)	$925,073	$(40,622)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	29	$54,562	$(1,434)	59	$25,526	$(1,004)	$80,088	$(2,438)
Corporate debt securities	8	52,672	(259)	3	10,286	(670)	62,958	(929)
U.S. government agency debt securities	35	200,051	(1,177)	69	52,109	(1,193)	252,160	(2,370)
	72	$307,285	$(2,870)	131	$87,921	$(2,867)	$395,206	$(5,737)

At March 31, 2022 and December 31, 2021, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Investments in corporate debt available for sale as of March 31, 2022 include securities considered “investment-grade-quality” primarily issued by financial institutions, with a fair value of $170.0 million ($43.4 million at December 31, 2021), which had total unrealized losses of $6.9 million at that date ($0.3 million at December 31, 2021); and securities considered “non-investment-grade-quality” from issuers in the mortgage, communications and technology industries, with a fair value of $36.7 million ($19.6 million at December 31, 2021), which had total unrealized losses of $1.6 million at that date ($0.6 million at December 31, 2021). Unrealized losses on corporate debt securities and municipal bonds are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company considers these securities are not other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and generally present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.

Debt securities held to maturity
Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government agency debt securities	$64,143	$—	$(3,816)	$60,327
U.S. government sponsored enterprise debt securities	47,865	—	(2,656)	45,209
Total debt securities held to maturity (1)	$112,008	$—	$(6,472)	$105,536
__________________
(1)As of March 31, 2022, includes residential and commercial mortgage-backed securities with amortized cost of $83.4 million and $28.7 million, respectively, and fair value of $77.9 million and $27.6 million, respectively.

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

The Company’s investment in debt securities held to maturity with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	12	$60,327	$(3,816)	—	$—	$—	$60,327	$(3,816)
U.S. government sponsored enterprise debt securities	9	35,351	(1,401)	1	9,858	(1,255)	45,209	(2,656)
	21	$95,678	$(5,217)	1	$9,858	$(1,255)	$105,536	$(6,472)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	11	$61,037	$(363)	—	$—	$—	$61,037	$(363)
U.S. government sponsored enterprise debt securities	2	22,669	(378)	—	—	—	22,669	(378)
	13	$83,706	$(741)	—	$—	$—	$83,706	$(741)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Contractual maturities
Contractual maturities of debt securities at March 31, 2022 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$25,333	$25,432	$—	$—
After 1 year through 5 years	100,274	99,454	8,101	7,732
After 5 years through 10 years	312,215	306,855	11,130	10,785
After 10 years	745,230	714,044	92,777	87,019
	$1,183,052	$1,145,785	$112,008	$105,536
b) Equity securities with readily available fair value not held for trading
As of March 31, 2022 and December 31, 2021, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million and $0.3 million, and fair value of $13.4 million $0.3 million, respectively. These equity securities have no stated maturities. The Company recognized net unrealized gain of $0.7 million and net unrealized loss of $0.4 million in the three months ended March 31, 2022 and 2021, respectively, related to the change in market value these equity securities.

c) Securities Pledged

As of March 31, 2022 and December 31, 2021, the Company had $485.3 million and $142.8 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	March 31, 2022	December 31, 2021
Real estate loans
Commercial real estate
Non-owner occupied	$1,570,006	$1,540,590
Multi-family residential	540,726	514,679
Land development and construction loans	296,609	327,246
	2,407,341	2,382,515
Single-family residential	707,594	661,339
Owner occupied	927,921	962,538
	4,042,856	4,006,392
Commercial loans	1,093,205	965,673
Loans to financial institutions and acceptances	13,730	13,710
Consumer loans and overdrafts	485,687	423,665
Total loans held for investment	$5,635,478	$5,409,440
At March 31, 2022 and December 31, 2021, loans with an outstanding principal balance of $0.8 billion and $1.1 billion, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts above include loans under syndication facilities of approximately $342 million and $373 million at March 31, 2022 and December 31, 2021, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $395.7 million and $297.0 million at March 31, 2022 and December 31, 2021, respectively.

International loans included above were $112.9 million and $99.6 million at March 31, 2022 and December 31, 2021, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analysis of the loan portfolio held for investment by class, including nonaccrual loans, as of March 31, 2022 and December 31, 2021 are summarized in the following tables:

	March 31, 2022
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,570,006	$1,570,006	$—	$—	$—	$—	$12,825	$—
Multi-family residential	540,726	540,726	—	—	—	—	—	—
Land development and construction loans	296,609	296,609	—	—	—	—	—	—
	2,407,341	2,407,341	—	—	—	—	12,825	—
Single-family residential	707,594	703,003	2,743	436	1,412	4,591	3,717	—
Owner occupied	927,921	926,118	145	263	1,395	1,803	10,770	—
	4,042,856	4,036,462	2,888	699	2,807	6,394	27,312	—
Commercial loans	1,093,205	1,080,403	995	338	11,469	12,802	19,178	—
Loans to financial institutions and acceptances	13,730	13,730	—	—	—	—	—	—
Consumer loans and overdrafts	485,687	485,656	16	—	15	31	468	10
	$5,635,478	$5,616,251	$3,899	$1,037	$14,291	$19,227	$46,958	$10

	December 31, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,540,590	$1,540,590	$—	$—	$—	$—	$7,285	$—
Multi-family residential	514,679	514,679	—	—	—	—	—	—
Land development and construction loans	327,246	327,246	—	—	—	—	—	—
	2,382,515	2,382,515	—	—	—	—	7,285	—
Single-family residential	661,339	657,882	990	412	2,055	3,457	5,126	—
Owner occupied	962,538	961,132	—	—	1,406	1,406	8,665	—
	4,006,392	4,001,529	990	412	3,461	4,863	21,076	—
Commercial loans	965,673	939,685	277	1,042	24,669	25,988	28,440	—
Loans to financial institutions and acceptances	13,710	13,710	—	—	—	—	—	—
Consumer loans and overdrafts	423,665	423,624	22	7	12	41	257	8
	$5,409,440	$5,378,548	$1,289	$1,461	$28,142	$30,892	$49,773	$8
In January 2022, the Company collected a partial payment of approximately $9.8 million on one commercial nonaccrual loan with a carrying value of $12.4 million. Also, in January 2022, the Company charged-off the remaining balance of this loan of $2.5 million against its specific reserve at December 31, 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	March 31, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$46,947	$110,271
Multi-family residential	20,796	31,606
	67,743	141,877
Owner occupied	1,306	1,318
Total real estate loans	69,049	143,195
Less: valuation allowance	458	—
Total loans held for sale at the lower of fair value or cost	68,591	143,195

Loans held for sale at fair value
Land development and construction loans	836	—
Single-family residential	16,272	14,905
Total loans held for sale at fair value (1)	17,108	14,905
Total loans held for sale (2)	$85,699	$158,100
_______________
(1) Loans held for sale in connection with Amerant Mortgage ongoing business.
(2)Remained current and in accrual status as of March 31, 2022.

In the first quarter of 2022, the Company completed the sale of approximately $57.3 million in loans held for sale carried at the lower of fair value or cost related to the New York portfolio, at their par value.

c) Subsequent Events
In April 2022, the Company completed the sale of one commercial non-accrual loan of approximately $5.8 million, at its par value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses (“ALL”) for the three months ended March 31, 2022 and 2021, and its allocation by impairment methodology and the related investment in loans, net as of March 31, 2022 and 2021 are summarized in the following tables:

	Three Months Ended March 31, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$17,952	$38,979	$42	$12,926	$69,899
Reversal of loan losses	(5,594)	(2,585)	(1)	(1,820)	(10,000)
Loans charged-off
Domestic	—	(3,275)	—	(1,043)	(4,318)
International	—	—	—	(4)	(4)
Recoveries	4	300	—	170	474
Balance at end of the period	$12,362	$33,419	$41	$10,229	$56,051

Allowance for loan losses by impairment methodology:
Individually evaluated	$477	$6,021	$—	$718	$7,216
Collectively evaluated	11,885	27,398	41	9,511	48,835
	$12,362	$33,419	$41	$10,229	$56,051
Investment in loans, net of unearned income:
Individually evaluated	$12,825	$32,500	$—	$4,427	$49,752
Collectively evaluated	2,362,355	2,184,495	13,730	1,025,146	5,585,726
	$2,375,180	$2,216,995	$13,730	$1,029,573	$5,635,478

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$50,227	$48,130	$1	$12,544	$110,902
Provision for loan losses	(1,936)	702	—	1,234	—
Loans charged-off
Domestic	—	(235)	—	(431)	(666)
International	—	—	—	—	—
Recoveries	—	605	—	99	704
Balance at end of the period	$48,291	$49,202	$1	$13,446	$110,940

Allowance for loan losses by impairment methodology:
Individually evaluated	$2,918	$26,665	$—	$1,077	$30,660
Collectively evaluated	45,373	22,537	1	12,369	80,280
	$48,291	$49,202	$1	$13,446	$110,940
Investment in loans, net of unearned income:
Individually evaluated	$19,892	$60,891	$—	$8,261	$89,044
Collectively evaluated	2,742,923	2,154,463	18,073	749,291	5,664,750
	$2,762,815	$2,215,354	$18,073	$757,552	$5,753,794

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2022	$—	$—	$—	$1,313	$1,313
2021	$—	$—	$—	$1,173	$1,173

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of impaired loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$1,360	$11,465	$12,825	$24,260	$12,887	$477
Multi-family residential	—	—	—	2,482	—	—
Land development and construction loans	—	—	—	—	—	—
	1,360	11,465	12,825	26,742	12,887	477
Single-family residential	2,267	1,694	3,961	5,842	3,917	413
Owner occupied	406	10,363	10,769	10,438	10,621	137
	4,033	23,522	27,555	43,022	27,425	1,027
Commercial loans	10,410	11,321	21,731	34,737	25,023	5,884
Consumer loans and overdrafts	466	—	466	318	467	305
	$14,909	$34,843	$49,752	$78,077	$52,915	$7,216
_______________
(1)Average using trailing four quarter balances.

	December 31, 2021
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$1,452	$5,833	$7,285	$23,185	$7,349	$546
Multi-family residential	—	—	—	5,324	—	—
Land development and construction loans	—	—	—	—	—	—
	1,452	5,833	7,285	28,509	7,349	546
Single-family residential	3,689	1,689	5,378	7,619	5,316	618
Owner occupied	516	8,149	8,665	10,877	8,491	170
	5,657	15,671	21,328	47,005	21,156	1,334
Commercial loans	21,353	9,767	31,120	40,626	59,334	10,292
Consumer loans and overdrafts	256	—	256	268	256	165
	$27,266	$25,438	$52,704	$87,899	$80,746	$11,791
_______________
(1)Average using trailing four quarter balances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,360	1	$1,452
Single-family residential	1	268	1	258
Owner occupied	4	6,071	4	6,213
	6	7,699	6	7,923
Commercial loans	11	4,505	11	5,005
Total (1)(2)	17	$12,204	17	$12,928
______________
(1)As of March 31, 2022 and December 31, 2021, includes a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $8.6 million and $9.1 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of March 31, 2022 and December 31, 2021, this relationship included two residential loans totaling $1.4 million and one commercial loan of $0.8 million, which were not modified. During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $0.6 million and $0.8 million at March 31, 2022 and  December 31, 2021, respectively, are adequate to cover probable losses given current facts and circumstances.
(2)There were no new TDRs in the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans by Credit Quality Indicators
Loans by credit quality indicators as of March 31, 2022 and December 31, 2021 are summarized in the following tables:

	March 31, 2022
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,553,960	$3,221	$11,522	$1,303	$—	$1,570,006
Multi-family residential	540,726	—	—	—	—	540,726
Land development and construction loans	296,609	—	—	—	—	296,609
	2,391,295	3,221	11,522	1,303	—	2,407,341
Single-family residential	703,782	—	3,812	—	—	707,594
Owner occupied	909,676	7,383	10,862	—	—	927,921
	4,004,753	10,604	26,196	1,303	—	4,042,856
Commercial loans	1,047,152	25,545	18,519	1,989	—	1,093,205
Loans to financial institutions and acceptances	13,730	—	—	—	—	13,730
Consumer loans and overdrafts	485,219	—	468	—	—	485,687
	$5,550,854	$36,149	$45,183	$3,292	$—	$5,635,478

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,499,100	$34,205	$5,890	$1,395	$—	$1,540,590
Multi-family residential	514,679	—	—	—	—	514,679
Land development and construction loans	327,246	—	—	—	—	327,246
	2,341,025	34,205	5,890	1,395	—	2,382,515
Single-family residential	656,118	—	5,221	—	—	661,339
Owner occupied	946,350	7,429	8,759	—	—	962,538
	3,943,493	41,634	19,870	1,395	—	4,006,392
Commercial loans	903,400	32,452	20,324	9,497	—	965,673
Loans to financial institutions and acceptances	13,710	—	—	—	—	13,710
Consumer loans and overdrafts	423,395	—	270	—	—	423,665
	$5,283,998	$74,086	$40,464	$10,892	$—	$5,409,440

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $0.8 billion at March 31, 2022 and December 31, 2021. Time deposits in denominations of more than $250,000 amounted to approximately $361 million and $423 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, brokered time deposits amounted to $297 million and $290 million, respectively.

7.Advances from the Federal Home Loan Bank
At March 31, 2022 and December 31, 2021, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At March 31, 2022	At December 31, 2021
			(in thousands)
2023	0.62% to 1.06%	Fixed	104,441	104,317
2024	1.68%	Fixed	100,000	—
2025 and after (1)	0.62% to 1.82%	Fixed	775,606	705,260
			$980,047	$809,577
_______________
(1)As of March 31, 2022 includes callable advances from the FHLB of $350 million with fixed interest rates raging from 0.85% to 0.97% (December 31, 2021 - $530 million with fixed interest rates raging from 0.62% to 0.97%)

In the first quarter of 2022, the Company incurred a loss of $0.7 million on the early repayment of $180 million of advances from the FHLB. In April 2022, the Company repaid FHLB advances totaling $150.0 million which had no impact to consolidated results of operations.

8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of March 31, 2022, these Senior Notes amounted to $59.0 million, net of direct unamortized issuance costs of $1.0 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida Bancorp Inc. (“Amerant Florida”).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

9.Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years.

The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. From and including March 15, 2027, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (“SOFR”) plus 251 basis points, with interest during such period payable quarterly in arrears. If the three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Subordinated Notes.

These Subordinated Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to all of the Company’s current and future senior indebtedness. Prior to March 15, 2027, the Company may redeem the Subordinated Notes, in whole but not in part, only under certain limited circumstances. On or after March 15, 2027, the Company may, at its option, redeem the Subordinated Notes, in whole or in part, on any interest payment date, subject to the receipt of any required regulatory approvals. The Notes are fully and unconditionally guaranteed by the Guarantor (the “Guarantee”). The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness.

The Notes were offered and sold by the Company in a private placement offering in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act. In connection with the sale and issuance of the Notes, the Company entered into a registration rights agreement, pursuant to which the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and will have substantially the same terms.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

10. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Derivative Instruments
At March 31, 2022 and December 31, 2021, the fair values of the Company’s derivative instruments were as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$—	$157	$—	$615
Interest rate swaps not designated as hedging instruments:
Customers	3,338	17,613	18,858	1,923
Third party broker	17,613	3,338	1,923	18,858
	20,951	20,951	20,781	20,781
Interest rate caps not designated as hedging instruments:
Customers	—	3,741	—	764
Third party broker	2,109	—	477	—
	2,109	3,741	477	764
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	547	4	581	—
Forward contracts	718	414	31	38
	1,265	418	612	38
	$24,325	$25,267	$21,870	$22,198

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

At March 31, 2022 and December 31, 2021, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the second half of 2022. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at March 31, 2022 and December 31, 2021  totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In each of the three months ended March 31, 2022 and 2021, the Company recognized unrealized losses of $0.2 million in connection with these interest rate swap contracts. These unrealized losses were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of March 31, 2022, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.9 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million in each of the three months ended March 31, 2022 and 2021, as a reduction of interest expense on FHLB advances as a result of this amortization.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps
At March 31, 2022 and December 31, 2021, the Company had 115 and 109 interest rate swap contracts with customers, respectively, with total notional amounts of $682.4 million and $595.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, as of March 31, 2022 and December 31, 2021, the Company had interest rate swap mirror contracts with third party brokers with similar terms.

The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of March 31, 2022 and December 31, 2021, the Company had two swap participation agreements with total notional amounts of approximately $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of March 31, 2022 and December 31, 2021, the fair value of swap participation agreements was not significant.
Interest Rate Caps

At March 31, 2022 and December 31, 2021, the Company had 20 and 19 interest rate cap contracts with customers with total notional amounts of $435.6 million and $432.0 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at March 31, 2022 and December 31, 2021, the Company had 10 and 9 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $187.0 million and $190.7 million, respectively.

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amount of $140.0 million. These interest rate caps will serve to partially offset changes in the estimated fair value of interest rate cap contracts with customers at March 31, 2022.

Mortgage Derivatives

Since the second quarter of 2021, the Company has entered into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At March 31, 2022 and December 31,2021, the Company had interest rate lock commitments with notional amounts of $88.9 million and $17.9 million, respectively, and forward contracts with notional amounts of $37.3 million and $16.5 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. In the three months ended March 31, 2022, the change in the fair value of these instruments was $0.3 million. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Credit Risk-Related Contingent Features

As of March 31, 2022 and December 31, 2021, the aggregate fair value of interest rate swaps in a liability position was $21.1 million and $21.4 million, respectively.

Some agreements may require pledging of securities when the valuation of a interest rate swap falls below a certain amount. At March 31, 2022 and December 31, 2021, there were $1.1 million and $2.0 million, respectively, in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $0.2 million and $0.6 million, respectively. In addition, at December 31, 2021, there were $23.4 million in debt securities available for sale pledged as collateral to secure interest rate swaps with third-party brokers not designated as hedging instruments, with a fair value of $18.9 million. As of March 31, 2022, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.
12.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 44 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.4 million and $0.3 million in variable lease payments during the three months ended March 31, 2022 and 2021, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income.
Lease costs for the three months ended March 31, 2022 and 2021 were as follows:

(in thousands)	March 31, 2022	March 31, 2021
Lease cost
Operating lease cost	$4,362	$1,909
Short-term lease cost	22	155
Variable lease cost	447	333
Sublease income	(771)	(108)
Total lease cost, net	$4,060	$2,289
Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the three months ended March 31, 2022 and 2021 rental income from this source was $0.7 million and $0.6 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company had a right-of-use asset of $139.5 million and $141.1 million and an operating lease liability of $141.7 million and $143.0 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had a short-term lease liability of $6.0 million and $6.4 million, respectively, which were included in other liabilities in the consolidated balance sheet.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table provides supplemental information to leases as of and for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	3,640	1,765
Operating lease right-of-use asset obtained in exchange for operating lease liability	1,594	1,044
Weighted average remaining lease term for operating leases	19.0 years	21.0 years
Weighted average discount rate for operating leases	5.93%	5.72%

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2022 for the twelve months ended shown below and thereafter:

(in thousands)
Twelve Months Ended March 31,
2022	$10,719
2023	12,051
2024	12,045
2025	11,980
2026	12,159
Thereafter	188,887
Total minimum payments required	247,841
Less: implied interest	(106,179)
Total lease obligations	$141,662

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
13.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 13 to the Company’s audited consolidated financial statements on the Form 10-K for more information on the 2018 Equity Plan, the Long-Term Incentive (LTI) Plan and stock-based compensation awards for the year ended December 31, 2021, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”).
On February 16, 2022, the Company granted an aggregate of 104,762 RSAs, 26,414 RSUs and a target of 26,415 PSUs to various executive officers and other employees under the LTI Plan. In addition, the Company granted 3,000 RSUs to one executive officer as a one-time recognition award, under the 2018 Equity Plan.
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the three months ended March 31, 2022:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	229,779	$18.61
Granted	104,762	33.98
Vested	(58,210)	16.59
Forfeited	(1,000)	33.98
Non-vested shares at March 31, 2022	275,331	$24.82

The Company recorded compensation expense related to the restricted stock awards of $0.7 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. The total unamortized deferred compensation expense of $5.3 million for all unvested restricted stock outstanding at March 31, 2022 will be recognized over a weighted average period of 1.8 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs during the three months ended March 31, 2022:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	121,739	$17.21	6,573	$22.82	128,312	$17.62	110,784	$13.57
Granted	29,414	33.98	—	—	29,414	33.98	26,415	33.63
Vested	(36,928)	16.65	—	—	(36,928)	16.65	—	—
Forfeited	—	—	—	—	—	—	—	—
Non-vested, end of year	114,225	$21.71	6,573	$22.82	120,798	$21.90	137,199	$17.43

The Company recorded compensation expense related to RSUs and PSUs of $0.5 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. The total unamortized deferred compensation expense of $3.4 million for all unvested stock-settled RSUs and PSUs outstanding at March 31, 2022 will be recognized over a weighted average period of 2.0 years.

14.Income Taxes
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
The effective combined federal and state tax rates for the three months ended March 31, 2022 and 2021 were 21.10% and 20.15%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15.    Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2022			December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale	$(37,267)	$9,581	$(27,686)	$15,775	$(3,788)	$11,987
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	4,395	(1,133)	3,262	4,275	(1,045)	$3,230
Total (AOCL) AOCI	$(32,872)	$8,448	$(24,424)	$20,050	$(4,833)	$15,217
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended March 31,
	2022			2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(52,993)	$13,356	$(39,637)	$(12,528)	$3,062	$(9,466)
Reclassification adjustment for net gains included in net income	(49)	13	(36)	(2,947)	721	(2,226)
	(53,042)	13,369	(39,673)	(15,475)	3,783	(11,692)
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	244	(120)	124	47	(11)	36
Reclassification adjustment for net interest income included in net income	(124)	32	(92)	(131)	32	(99)
	120	(88)	32	(84)	21	(63)
Total other comprehensive loss	$(52,922)	$13,281	$(39,641)	$(15,559)	$3,804	$(11,755)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
16. Stockholders’ Equity
a) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of March 31, 2022 and December 31, 2021 were 34,350,822 and 35,883,320, respectively.
In the first quarter of 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock stock repurchased in the first quarter of 2022. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock held as treasury stock.
Stock-Based Compensation Awards

The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See Note 13-Stock-based Incentive Compensation Plan for additional information about common stock transactions under the Company’s 2018 Equity Plan.
b) Dividends
On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2022 to shareholders of record at the close of business on February 11, 2022. The aggregate amount in connection with this dividend was $3.2 million.
On April 13, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on May 31, 2022 to shareholders of record at the close of business on May 13, 2022.
17.    Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2022 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$885,910
Standby letters of credit	15,521
Commercial letters of credit	2,501
$903,932

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
18.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$394,401	$—	$394,401
Corporate debt securities	—	359,285	—	359,285
U.S. government agency debt securities	—	383,537	—	383,537
Collateralized loan obligations		5,000		5,000
Municipal bonds	—	2,062	—	2,062
U.S treasury securities	—	1,500	—	1,500
	—	1,145,785	—	1,145,785
Equity securities with readily determinable fair values not held for trading	13,370	—	—	13,370
	13,370	1,145,785	—	1,159,155
Mortgage loans held for sale (at fair value)	—	17,108	—	17,108
Bank owned life insurance	—	224,348	—	224,348
Other assets
Mortgage servicing rights (MSRs)	—	—	912	912
Derivative instruments	—	24,325	—	24,325
	$13,370	$1,411,566	$912	$1,425,848
Liabilities
Other liabilities
Derivative instruments	$—	$25,267	$—	$25,267

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$450,773	$—	$450,773
Corporate debt securities	—	357,790	—	357,790
U.S. government agency debt securities	—	361,906	—	361,906
U.S treasury securities	—	2,502	—	2,502
Municipal bonds	—	2,348	—	2,348
	—	1,175,319	—	1,175,319
Equity securities with readily determinable fair values not held for trading	—	252	—	252
		1,175,571	—	1,175,571
Mortgage loans held for sale (at fair value)	—	14,905	—	14,905
Bank owned life insurance	—	223,006	—	223,006
Other assets
Mortgage servicing rights (MSRs)	—	—	636	636
Derivative instruments	—	21,870	—	21,870
	$—	$1,435,352	$636	$1,435,988
Liabilities
Other liabilities
Derivative instruments	$—	$22,198	$—	$22,198

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$11,618	$—	$—	$11,618	$26,334
Other Real Estate Owned	9,720	—	—	9,720	80
Loans held for sale at the lower cost or fair value	68,591	—	68,591	—	459
	$89,929	$—	$68,591	$21,338	$26,873

	December 31, 2021
(in thousands)	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$24,753		$—	$—	$24,753	$26,334
Other Real Estate Owned	9,720		—	—	9,720	80
	$34,473	$—	$—	$—	$34,473	$26,414

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
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

Loans held for sale, at lower of cost or fair value

For loans held for sale that are carried at the lower of fair value or cost, the fair value is generally based on quoted market prices of similar loans and is considered to be Level 2.

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,579,054	$2,528,216	$2,619,461	$2,559,280
Financial liabilities:
Time deposits	950,836	947,416	1,048,078	1,057,759
Advances from the FHLB	980,047	971,547	809,577	819,268
Senior notes	58,973	61,124	58,894	63,214
Subordinated notes	29,156	29,156	—	—
Junior subordinated debentures	64,178	63,050	64,178	61,212

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

19.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data and per share amounts)	2022	2021
Numerator:
Net income before attribution of noncontrolling interest	$14,874	$14,459
Noncontrolling interest	(1,076)	—
Net income attributable to Amerant Bancorp Inc.	$15,950	$14,459
Net income available to common stockholders	$15,950	$14,459
Denominator:
Basic weighted average shares outstanding	34,819,984	37,618,198
Dilutive effect of share-based compensation awards	294,059	227,669
Diluted weighted average shares outstanding	35,114,043	37,845,867

Basic earnings per common share	$0.46	$0.38
Diluted earnings per common share	$0.45	$0.38
As of March 31, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 526,755 (March 31, 2021 - 562,648 unvested shares of restricted stock and restricted stock units). In the three months ended March 31, 2022 and 2021 potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly and partially owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 57.4% owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company subsidiary (the “Cayman Bank”).
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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the Form 10-K for the year ended December 31, 2021 in this Form 10-Q, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).
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

•We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes and the Subordinated Notes;

•We and Amerant Florida Bancorp Inc., the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes and the Subordinated Notes;

•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes and the Subordinated Notes;

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

•Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and

•The other factors and information in the Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the Form 10-K for the year ended December 31, 2021.
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
Business Developments
For more information on the progress of these initiatives in 2021, see Item 1. Business section in the Form 10-K.
Amerant Mortgage
On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. This additional contribution had no material impact to the Company’s share of the results of operations of Amerant Mortgage for the three months ended March 31, 2022.

USDF Consortium
In February 2022, the Company was admitted to the USDF Consortium, a membership-based association of FDIC-insured banks whose mission is to further the adoption and interoperability of a bank-minted tokenized deposit (USDF™), aimed at facilitating the compliant transfer of value on the blockchain, removing friction in the financial system and unlocking the financial opportunities that blockchain and digital transactions can provide to a greater network of users. Amerant is taking one step forward toward unlocking the financial opportunities that blockchain and digital transactions can provide to a greater network of users.

Progress on Near and Long-Term Initiatives
The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is the detail of actions taken by the Company in the first three months of 2022 to achieve these goals:

Growing our core deposits. Seizing opportunities in the markets we serve to increase our share of consumer, small business, and commercial core deposits while reducing our reliance on brokered funds. We have identified a few ways to better target and attract these core deposits, including implementing/enhancing a completely digital onboarding platform, building out our treasury management sales force and adding additional treasury management capabilities, focusing our marketing to drive additional digital and in-branch traffic, as well as targeting other sources of deposits such as municipal accounts and wealth management.
We have continued working on implementing/enhancing a completely digital onboarding platform. In the first quarter of 2022, we made additions to the treasury management and private banking teams which contributed to increasing deposit levels. We have seen improvement in three key measures since the end of last year: the average cost of total deposits decreased to 0.38% in March 31, 2022 from 0.41% in December 31, 2021; non-interest bearing deposits to total deposits ratio was 23.2% at March 31, 2022 compared to 21.5% at December 31, 2021; and the ratio of brokered deposits to total deposits decreased slightly to 6.1% at March 31, 2022 compared to 6.9% at December 31, 2021.

Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management. FIS, Numerated, Marstone, Alloy and ClickSWITCH® implementations are all in progress. See details on all progress in Item 1. Business section of the Form 10-K.
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

In the first quarter of 2022, we announced a new, multi-year partnership with the University of Miami’s Department of Intercollegiate Athletics, making Amerant the official “Hometown Bank” of the Miami Hurricanes. We continue to leverage local partnerships and impactful campaigns, which included the partnership with the Florida Panthers of the NHL, out-of-home advertising and various campaigns via social media and public relations, to serve our community while meeting our strategic initiative to drive brand awareness.

Rationalizing our lines of business and geographies. We continued to evaluate our go-to-market strategy and implemented a new business organizational model, focused on consumer and commercial banking to drive performance in the geographies we serve. In the first quarter of 2022, we received approval from the OCC for a new location in Houston while permitting is underway on the new branch in downtown Miami . We also hired a new Head of Retail Banking and recruited a new market president for the Tampa LPO. Lastly, we have also entered a multi-year agreement to implement our equipment financing business, which will provide an efficient white label solution to drive sales and provide underwriting capabilities.

Evaluating new ways to achieve cost efficiencies across the business to improve our profitability. Among other items, we will be looking at the pricing of our products and offerings, balance sheet composition, as well as the categories and amounts of our spending. The Company continued to work on better aligning its operating structure and resources with its business activities.

The Company continued to work on better aligning its operating structure and resources with its business activities. Effective January 1, 2022, there were 80 employees who moved from the Company to FIS® as a result of the Company’s transition to our new technology provider. In addition, other HR efficiencies were also implemented during the first quarter of 2022.

With respect to our balance sheet composition, during the first quarter of 2022, the Company repaid $180.0 million in short-term FHLB advances and borrowed $350.0 million in long-term advances. These events effectively increased the duration of financial liabilities under a scenario of an imminent increase in interest rates.
Optimizing capital structure. On March 9, 2022, the Company completed a $30.0 million offering of subordinated notes with at 4.25% fixed-to-floating rate and due in March 15, 2032 (the “Subordinated Notes”). The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. From and including March 15, 2027, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (“SOFR”) plus 251 basis points, with interest during such period payable quarterly in arrears. If the three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Subordinated Notes. Subordinated Notes are presented net of direct issuance costs which are deferred and amortized over 10 years. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness.
In the first quarter of 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock at a weighted average price of $33.96 per share, under the 2021 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $22.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the 2021 Class A Common Stock Repurchase Program. In addition, in the first quarter of 2022, the Company announced a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). In the first quarter of 2022, the Company repurchased an aggregate of 991,362 shares of Class A common stock at a weighted average price of $32.96 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $32.7 million, including transaction costs.
We will continue to evaluate our capital structure and ways to optimize it in the future.
Environmental, Social and Governance (“ESG”). In 2021 and throughout the first quarter of 2022, we focused on developing and furthering our sustainability strategy and approach to contribute meaningfully and support a more sustainable future for our stakeholders, including our investors, employees, customers, and community These efforts lead to the Company’s publication of its first annual ESG report in April 2022, demonstrating our commitment towards being a sustainable institution.

COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. For a more detailed discussion of the COVID-19 pandemic, see the Form 10-K.
Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first half of 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans which have been modified under these programs totaled $848.5 million as of March 31, 2022. As of March 31, 2022, there were no loans under the deferral and/or forbearance options. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance options consisting of two CRE retail loans in New York. During the first quarter of 2022, the renewals of those two CRE retail loans in New York were completed. All loans that have moved out of forbearance status have resumed regular payments, except for one CRE loan of $12.1 million that was transferred to OREO during the third quarter of 2021. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $12.1 million loan transferred to OREO in 2021.

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income or loss, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, and indicators of financial performance including return on assets (“ROA”) and return on equity (“ ROE”).

Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements, notes, debentures and other funding sources we may have from time to time. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, as well as premiums or discounts paid on loan purchases, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with GAAP.

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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances; (vii) income from derivative transaction with customers, (viii) derivatives gains or losses, (ix) gains or losses on the sale of properties, and (x) other noninterest income.

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

Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees include credit and debit card interchange fees and other fees. We have also entered into referral arrangements with recognized U.S.-based card issuers, which permit us to serve our customers and earn referral fees and share interchange revenue without exposure to credit risk.
Our gains and losses on sales of securities are derived from sales from our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value. We also recognize unrealized gains or losses on changes in the valuation of marketable equity securities not held for trading.

Our gains or losses on sales of property and equipment are recorded at the date of the sale and presented as other noninterest income or expense in the period they occur.

Our fee income generated on customer interest rate swaps and other loan level derivatives are primarily dependent on volume of transactions complete with customers and are included in noninterest income.

In the first quarter of 2022, our derivatives losses were derived from change in market value of uncovered interest rate caps with clients.

Mortgage banking income related to Amerant Mortgage, which commenced operations in May 2021, is included as part of other noninterest income.

Noninterest Expense. Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit and business insurance assessments and premiums; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; (vii) advertising and marketing expenses, and (viii) other operating expenses. In addition, in the first quarter of 2022, noninterest expenses include $4.0 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and $0.5 million in a valuation allowance expense derived from our NY loans held for sale carried at the lower of cost or fair value during the three months ended March 31, 2022. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. In the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is included as a reduction to rent expense under lease agreements under occupancy and equipment cost. Prior to 2022, rental income in connection with the previously-owned headquarters building is included as part of other noninterest income.

Professional and other services fees include legal, accounting and consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations. In the three months ended March 31, 2022, professional fees include expenses associated with the outsourcing of our internal audit function which began in the second quarter of 2021.

Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.

Advertising expenses include the costs of promoting the Amerant brand, as well as the costs associated with promoting the Company’s products and services. to create positive awareness, or consideration to buy the Company’s products and services. These costs include expenses to produce, deliver and communicate advertisements using available media and technologies, primarily streaming and other digital advertising platforms. Advertising expenses are expensed as incurred, except for media production costs which are expensed upon the first airing of the advertisement.

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

Other operating expenses include community engagement and other operational expenses. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Noninterest expenses in the first quarter of 2022 include additional salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes. We had restructuring expenses of approximately $6.1 million and $0.2 million in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, restructuring expenses included: (i) $4.0 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; (ii) $1.2 million of legal and consulting fees; (iii) $0.8 million of staff reduction costs and other non-recurring expenses. In the three months ended March 31, 2021 restructuring expenses mainly consisted of staff reduction costs of $0.2 million. Restructuring expenses are those incurred for actions designed to implement the Company’s strategic initiatives. These actions include, but are not limited to reductions in workforce, streamlining operational processes, promoting the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, nonperforming and restructured assets. We also manage the adequacy of our allowance for loan losses (“ALL”), the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
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
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. The Company is focused on relationship-driven core deposits. In 2021, we changed our definition of core deposits to better align its presentation with the Company’s internal monitoring and overall liquidity strategy. Under this new definition, core deposits consist of total deposits excluding all time deposits. In prior periods, the Company used the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits,” which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.
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

Summary Results
The summary results for the three months ended March 31, 2022 include the following:
•Net income attributable to the Company was $16.0 million in the first quarter of 2022, up 10.3% from $14.5 million in the first quarter of 2021.

•Net Interest Income (“NII”) was $55.6 million, up 17.0% from $47.6 million in the first quarter of 2021. Net interest margin (“NIM”) was 3.18% in the first quarter of 2022, up 52 basis points from 2.66% in the first quarter of 2021.

•The Company released $10.0 million from the allowance for loan losses during the first quarter of 2022. No provision for loan losses was recorded in the first quarter of 2021. The ratio of allowance for loan losses to total loans held for investment was 1% as of March 31, 2022, compared to 1.93% as of March 31, 2021. The ratio of net charge-offs to average total loans held for investment in the first quarter of 2022 was 0.29% compared to zero net charge offs in the first quarter of 2021.

•Non-interest income was $14.0 million in the first quarter of 2022, slightly down 1.0% from $14.2 million in the first quarter of 2021.

•Non-interest expense was $60.8 million, up 39.4% from $43.6 million in the first quarter of 2021, as the first quarter of 2022 included $6.6 million in non-recurring charges, inclusive of $4.0 million on estimated contract termination costs.

•The efficiency ratio was 87.3% in the first quarter of 2022 and 70.7% in the first quarter of 2021.

•Total gross loans, including loans held for sale, were $5.72 billion at the close of the first quarter of 2022, up $153.6 million, or 2.8%, compared to the close of the fourth quarter of 2021. Total deposits were $5.69 billion at the close of the first quarter of 2022, up by $60.8 million, or 1.08%, compared to the close of the fourth quarter of 2021.

•Stockholders’ book value per common share attributable to the Company was $21.82 at March 31, 2022, compared to $23.18 at December 31, 2021. Tangible book value per common share was $21.15 as of March 31, 2022, compared to $22.55 at December 31, 2021. See “Tangible Common Equity and Tangible Book Value Per Common Share” for a reconciliation of these non-GAAP financial measures.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net income
The table below sets forth certain results of operations data for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2022	2021	2022 vs 2021
Net interest income	$55,645	$47,569	$8,076	17.0%
(Reversal of) provision for loan losses	(10,000)	—	(10,000)	NM
Net interest income after (reversal of) provision for loan losses	65,645	47,569	18,076	38.0%
Noninterest income	14,025	14,163	(138)	(1.0)%
Noninterest expense	60,818	43,625	17,193	39.4%
Income before income tax expense	18,852	18,107	745	4.1%
Income tax expense	(3,978)	(3,648)	(330)	9.1%
Net income before attribution of noncontrolling interest	14,874	14,459	415	2.9%
Noncontrolling interest	(1,076)	—	(1,076)	NM
Net income attributable to Amerant Bancorp Inc.	$15,950	$14,459	$1,491	10.3%
Basic earnings per common share	$0.46	$0.38	$0.08	21.1%
Diluted earnings per common share (1)	$0.45	$0.38	$0.07	18.4%
__________________
(1)    In the three months ended March 31, 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units (consisted of unvested shares of restricted stock and restricted stock units in the three months ended March 31, 2021). See Note 19 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three months ended March 31, 2022 and 2021.
NM - means not meaningful

Three Months Ended March 31, 2022 and 2021
In the three months ended March 31, 2022, net income was $16.0 million, or $0.45 per diluted share, compared to net income of $14.5 million, or $0.38 per diluted share, in the same quarter of 2021. The increase of $1.5 million or 10.3%, was mainly due to: (i) the $10.0 million reversal of loan losses in the three months ended March 31, 2022 (no provision or reversal of loan losses was recorded in the three months ended March 31, 2021), and (ii) higher net interest income. These results were partially offset by higher noninterest expenses and lower noninterest income. Net income excludes a $1.1 million loss attributable to a 49% non-controlling interest of Amerant Mortgage, which commenced operations in May 2021. The Company attributed a net loss of $1.1 million to the non-controlling interest on the basis of a $2.2 million net loss for Amerant Mortgage for the three months ended March 31, 2022, primarily derived from salary and employee benefits which are included in our consolidated results of operations. Beginning March 31, 2022, the minority interest share in Amerant Mortgage changed from 49% to 42.6%. This change had no material impact to the Company’s financial condition or results of operations as of and for the first quarter ended March 31, 2022.

Net interest income was $55.6 million in the three months ended March 31, 2022, an increase of $8.1 million, or 17.0%, from $47.6 million in the three months ended March 31, 2021. This was primarily the result of (i) higher yields on total interest earning assets, mainly loans and debt securities available for sale; (ii) lower average balance of time deposits and FHLB advances, and (iii) lower average cost of total deposits. The increase in net interest income was partially offset by lower average balance of total interest earning assets and higher average cost of FHLB advances. In addition, the three months ended March 31, 2022 include the additional interest expense associated with subordinated notes issued in March 2022. See “-Net interest Income” for more details.
Noninterest income was $14.0 million in the three months ended March 31, 2022, a decrease of $0.1 million, or 1.0%, compared to $14.2 million in the three months ended March 31, 2021. This was mainly due to a: (i) a decrease of $1.8 million, or 70.2%, in net gains on securities; (ii) derivative unrealized losses of $1.3 million in the three months ended March 31, 2022 in connection with uncovered interest rate caps with clients, and (iii) a loss of $0.7 million on the early extinguishment of $180.0 million of FHLB advances in the three months ended March 31, 2022. The decrease in noninterest income was partially offset by record-high loan-level derivative income, deposit and service fees and other noninterest income. See “-Noninterest Income” for more details.
Noninterest expense was $60.8 million in the three months ended March 31, 2022, an increase of $17.2 million, or 39.4%, from $43.6 million in the three months ended March 31, 2021. This was primarily driven by higher salary and employee benefits, professional and other service fees, advertising expenses and occupancy and equipment expenses. In addition, in three months ended March 31, 2022, noninterest expenses include: (i) $4.0 million of estimated contract terminations and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and (ii) a valuation allowance of $0.5 million resulting from the fair value adjustment of loans held for sale carried at the lower of cost or fair value. These increases were partially offset by lower depreciation and amortization expenses and FDIC assessments and insurance expenses. See “-Noninterest Expense” for more details.

In the three months ended March 31, 2022 and 2021, noninterest expense included non-routine items of $6.6 million and $0.2 million, respectively. Non-routine items in noninterest expense include $6.1 million and $0.2 million of restructuring costs in the three months ended March 31, 2022 and 2021, respectively. In addition, in the three months ended March 31, 2022, non-routine items in noninterest expense include a valuation allowance of $0.5 million resulting from the fair value adjustment of loans held for sale carried at the lower of cost or fair value.
Noninterest expense in the three months ended March 31, 2022 included additional salaries and employee benefits expense, mortgage lending costs and professional and other services fees related to Amerant Mortgage, which commenced operations in May 2021 and had 79 full time equivalent employees (“FTEs”) at March 31, 2022.

Net interest income
Three Months Ended March 31, 2022 and 2021
In the three months ended March 31, 2022, net interest income was $55.6 million, an increase of $8.1 million, or 17.0%, from $47.6 million in the same period of 2021. This was mainly driven by: (i) an increase of of 34 basis points in the yield on total interest earning assets, mainly loans and debt securities available for sale; (ii) a decline of $464.7 million, or 7.8%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances, and (iii) lower average cost of total deposits. The increase in net interest income was partially offset by: (i) a decline of $157.7 million, or 2.2%, in the average balance of total interest earning assets, and (ii) higher average cost of FHLB advances. In addition, the three months ended March 31, 2022 include the additional interest expense associated with subordinated notes issued in March 2022. Net interest margin was 3.18% in the three months ended March 31, 2022, an increase of 52 basis points from 2.66% in the three months ended March 31, 2021. See discussions further below for more details.

During three months ended March 31, 2022, in light of the rising rate environment, the Company, actively managed the duration of its liabilities. In the three months ended March 31, 2022, the Company repaid $180.0 million in short-term FHLB advances and borrowed $350.0 million in longer-term advances to extend the duration of this portfolio and fix them at lower cost than previously borrowed funds. In terms of our deposits, we have adjusted only certain large commercial relationships given their rate sensitivity, however, most of the rates on transactional deposits remained fairly unchanged. In addition, in the three months ended March 31, 2022, we completed a private placement of $30 million of 4.25% fixed-to-floating rate subordinated notes due 2032. On the assets side, the Company continued looking for additional opportunities through indirect lending programs. Despite the Company’s asset sensitive balance sheet, the recent increase in market rates did not significantly impact our NIM as market rates changed closer to quarter end and overall funding costs were managed to stay low. As market rates are expected to continue to increase, the Company is positioned to benefit from this rate environment. Additionally, the Company continues to proactively seek to increase non interest bearing deposits and loan spreads to support NIM growth. See discussions further below for more details on the subordinated notes.

Interest Income. Total interest income was $65.1 million in the three months ended March 31, 2022, an increase of $4.8 million, or 7.9%, compared to $60.3 million for the same period of 2021. This was primarily driven by a 34 basis points increase in the average yield on total interest earning assets, mainly driven by higher yields on loans and debt securities available for sale. This increase was partially offset by a decrease of $157.7 million, or 2.2%, in the average balance of total interest earning assets, mainly loans.
Interest income on loans in the three months ended March 31, 2022 was $56.3 million, an increase of $3.6 million, or 6.8%, compared to $52.8 million for the comparable period of 2021. This result was primarily due to a 39 basis points increase in average yields, mainly attributable to higher-yielding consumer loans purchased throughout 2021 and the first quarter of 2022. In addition, there was an increase in prepayment penalties of $0.4 million in the three months ended March 31, 2022 compared to the same period last year. The increase in interest income on loans was partially offset by a decline of $186.0 million, or 3.3%, in the average balance in the first quarter of 2022 over the same period in 2021, mainly attributable to loan prepayments, the sale and forgiveness of PPP loans and the sale of New York real estate loans. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $7.4 million in the three months ended March 31, 2022, an increase of $0.9 million, or 13.6%, compared to $6.5 million in the same period of 2021. This was mainly due to an increase of 38 basis points in average yields, primarily on lower prepayments. This was partially offset by a decrease of $37.3 million, or 3.1%, in the average balance of these securities. The decline in the average balance was due to prepayments and decrease in carrying value due to market rates increasing throughout the quarter. As of March 31, 2022, corporate debt securities comprised 31.4% of the available-for-sale portfolio, up from 29.0% at March 31, 2021. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of March 31, 2022, floating rate investments represent 17.5% of our total investment portfolio compared to 13.9% at March 31, 2021. In addition, the overall duration increased to 4.0 years at March 31, 2022 from 3.4 years at March 31, 2021, which was mainly due to lower expected prepayment speeds recorded in our mortgage-backed securities portfolio in light of rising interest rates.

Interest Expense. Interest expense was $9.5 million in the three months ended March 31, 2022, a decrease of $3.3 million, or 25.9%, compared to $12.8 million in the same period of 2021. This was primarily due to: (i) a decrease of $464.7 million, or 7.8%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances, and (ii) lower average cost of total deposits. This was partially offset by: (i) higher average cost of FHLB advances, and (ii) the additional interest expense associated with the subordinated notes issued in March 2022.
Interest expense on interest-bearing deposits was $5.3 million in the three months ended March 31, 2022, a decrease of $3.1 million, or 37.1%, compared to $8.5 million for the same period of 2021, primarily due to: (i) a decline of $661.3 million, or 33.8%, in the average balance of time deposits, and (ii) a 23 basis points decline in the average rates paid on interest-bearing total deposits. These declines were partially offset by a higher average balance of total interest bearing checking and savings accounts. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $3.1 million, or 41.8%, in the three months ended March 31, 2022 compared to the same period in 2021. This was mainly due to a decline of $661.3 million, or 33.8%, in the average balance, including a decrease of $153.4 million in the average balance of international time deposits. In addition, there was a decline of 19 basis points in the average cost on time deposits. The decline in the average balance of total time deposits include decreases of $360.5 million, $212.7 million and $88.1 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $0.1 million, or 5.3%, in the three months ended March 31, 2022 compared to the same period one year ago, mainly due to a decrease of 8 basis points in the average costs on money market deposits. This was partially offset by an increase of 4 basis points in the average costs on interest bearing demand deposit accounts. In addition, there was an increase of $321.8 million, or 11.4% in the average balance of total interest bearing checking and savings accounts in the three months ended March 31, 2022 compared to the same period in 2021, mainly driven by: (i) higher average domestic personal accounts, and (ii) an increase of $120.9 million, or 6.0%, in the average balance of international accounts, including increases of $76.8 million, or 4.5%, and $44.1 million, or 13.2%, in personal and commercial accounts, respectively. This increases in average balances were partially offset by a decline of $48.7 million in the average balance of third-party interest-bearing domestic brokered deposits in the three months ended March 31, 2022 compared the same period in 2021, as the Company continued to focus on reducing reliance on this source of funding.

Interest expense on FHLB advances decreased $0.3 million, or 10.0%, in the three months ended March 31, 2022 compared to the same period of 2021. This was mainly due to a decline of $133.0 million, or 12.7%, in the average balance on this funding source which includes the effect of the repayment of $235.0 million of FHLB advances in the second quarter of 2021. This was partially offset by an increase of 3 basis points in the average rate paid on these borrowings. In May 2021, the Company completed the restructuring of $285 million of its fixed-rate FHLB advances and incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In the three months ended March 31, 2022, we recognized $0.5 million, included as part of interest expense resulting from this amortization. Additionally, in the three months ended March 31, 2022, we repaid $180 million in short-term FHLB advances and borrowed $350.0 million in longer-term FHLB advances. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $285 million FHLB advances restructuring completed in May 2021.
On March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due in March 15, 2032. The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. In the three months ended March 31, 2022, interest expense on these subordinated notes was $0.1 million. See “Capital Resources and Liquidity Management” in this Form 10-Q for more information on the Subordinated Notes.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$5,492,547	$56,338	4.16%	$5,678,547	$52,771	3.77%
Debt securities available for sale (3)	1,170,491	7,378	2.56%	1,207,764	6,495	2.18%
Debt securities held to maturity (4)	114,655	703	2.49%	67,729	302	1.81%
Debt securities held for trading	35	1	11.59%	104	1	3.90%
Equity securities with readily determinable fair value not held for trading	1,301	—	—%	24,225	84	1.41%
Federal Reserve Bank and FHLB stock	51,505	546	4.30%	63,781	625	3.97%
Deposits with banks	259,225	132	0.21%	205,355	51	0.10%
Total interest-earning assets	7,089,759	65,098	3.72%	7,247,505	60,329	3.38%
Total non-interest-earning assets less allowance for loan losses	616,872			498,754
Total assets	$7,706,631			$7,746,259

	Three Months Ended March 31,
	2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts -
Interest bearing DDA	$1,556,480	$290	0.08%	$1,258,301	$113	0.04%
Money market	1,253,293	734	0.24%	1,236,026	966	0.32%
Savings	325,121	11	0.01%	318,800	14	0.02%
Total checking and saving accounts	3,134,894	1,035	0.13%	2,813,127	1,093	0.16%
Time deposits	1,295,278	4,281	1.34%	1,956,559	7,360	1.53%
Total deposits	4,430,172	5,316	0.49%	4,769,686	8,453	0.72%
Advances from the FHLB and other borrowings (5)	917,039	2,481	1.10%	1,050,000	2,758	1.07%
Senior notes	58,934	942	6.48%	58,618	942	6.52%
Subordinated notes	7,451	88	4.79%	—	—	—%
Junior subordinated debentures	64,178	626	3.96%	64,178	607	3.84%
Total interest-bearing liabilities	5,477,774	9,453	0.70%	5,942,482	12,760	0.87%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,199,264			925,266
Accounts payable, accrued liabilities and other liabilities	231,088			93,450
Total non-interest-bearing liabilities	1,430,352			1,018,716
Total liabilities	6,908,126			6,961,198
Stockholders’ equity	798,505			785,061
Total liabilities and stockholders' equity	$7,706,631			$7,746,259
Excess of average interest-earning assets over average interest-bearing liabilities	$1,611,985			$1,305,023
Net interest income		$55,645			$47,569
Net interest rate spread			3.02%			2.51%
Net interest margin (6)			3.18%			2.66%
Cost of total deposits (7)			0.38%			0.60%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.43%			121.96%
Average non-performing loans/ Average total loans	0.71%			1.54%
_________
(1)    Includes loans held for investment net of the allowance for loan losses and loans held for sale. The average balance of the allowance for loan losses was $67.5 million and $111.1 million in the three months ended March 31, 2022 and 2021, respectively. The average balance of total loans held for sale was $137.7 million and $128 thousand in the three months ended March 31, 2022 and 2021, respectively.
(2)    Includes average non-performing loans of $39.2 million and $89.2 million for the three months ended March 31, 2022 and 2021, respectively. Interest income that would have been recognized on these non-performing loans totaled $0.5 million and $0.8 million in the three months ended March 31, 2022 and 2021, respectively.
(3)    Includes nontaxable securities with average balances of $16.2 million and $54.7 million for the three months ended March 31, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 2.81% and 3.80% for the three months ended March 31, 2022 and 2021, respectively. In 2022 and 2021, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(4) Includes nontaxable securities with average balances of $37.8 million and $56.6 million for the three months ended March 31, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 3.67% and 2.40% for the three months ended March 31, 2022 and 2021, respectively. In 2022 and 2021, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2022	2021

Balance at the beginning of the period	$69,899	$110,902

Charge-offs
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Single-family residential	(10)	—
Commercial	(3,275)	(235)
Consumer and others	(1,033)	(431)
	(4,318)	(666)

International Loans (1):
Single-family residential	(4)	—
	(4)	—
Total Charge-offs	$(4,322)	$(666)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$4	$—
Single-family residential	34	26
Commercial	201	447
Consumer and others	130	44
	369	517
International Loans (2):
Commercial	99	158
Consumer and others	6	29
	105	187
Total Recoveries	$474	$704

Net charge-offs	(3,848)	38
(Reversal of) provision for loan losses	(10,000)	—
Balance at the end of the period	$56,051	$110,940
__________________
(1)    Primarily from Venezuela customers.
(2)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended March 31, 2022 and 2021
The Company released $10.0 million from the ALL in the three months ended March 31, 2022. The ALL release in the first quarter of 2022 was primarily attributed to improved macro-economic conditions and loan upgrades, as well as payoffs and pay-downs of non-performing loans and special mention loans, partially offset by additional reserves requirements for charge-offs, loan growth and two loans downgraded to non-performing during the period. The Company recorded no provision for loan losses during the three months ended March 31, 2021 primarily due to the decrease in reserves associated with the COVID-19 pandemic, as a result of improved economic conditions, and lower loan portfolio volumes, offset by downgrades primarily in certain commercial, owner-occupied and residential loans during the period.
The ALL associated with the COVID-19 pandemic at March 31, 2022 was $4.9 million compared $10.5 million as of March 31, 2021. This reduction in the ALL associated with the COVID-19 pandemic is the result of improved macro-economic conditions, while still taking into account the impact of supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment.
During the three months ended March 31, 2022, charge-offs increased $3.7 million, or 548.9%, compared to the same period of the prior year. In the three months ended March 31, 2022, charge-offs included: (i) $3.3 million related to two commercial loans, including $2.5 million related to a nonaccrual loan paid off during the period, and (ii) an aggregate of $1.0 million in consumer loans. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.29% in the first quarter of 2022. The Company had no net charge-offs in the three months ended March 31, 2021,
As of March 31, 2022, the loan relationship with a Miami-based U.S. coffee trader (“the Coffee Trader”) had an outstanding balance of approximately $9.1 million, unchanged from December 31, 2021. We continue to closely monitor the liquidation process. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the 2021 Form 10-K for more details on the Coffee Trader.
During the first quarter of 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate secured non-performing loans with existing valuations older than 12-months, to support current ALL levels. No additional loan loss reserves were deemed necessary as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions. In the third quarter of 2021, the Company ceased to offer customized temporary loan payment relief options, including interest-only payments and forbearance options, which are not considered TDRs.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended March 31,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,620	32.9%	$4,106	29.0%	$514	12.5%
Brokerage, advisory and fiduciary activities	4,596	32.8%	4,603	32.5%	(7)	(0.2)%
Loan-level derivative income (1)	3,152	22.5%	232	1.6%	2,920	1,258.6%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	1,342	9.6%	1,356	9.6%	(14)	(1.0)%
Cards and trade finance servicing fees	590	4.2%	339	2.4%	251	74.0%
Loss on early extinguishment of FHLB advances, net	(714)	(5.1)%	—	—%	(714)	N/M
Securities gains, net (3)	769	5.5%	2,582	18.2%	(1,813)	(70.2)%
Derivative losses, net (4)	(1,345)	(9.6)%	—	—%	$(1,345)	N/M
Other noninterest income (5) (6)	1,015	7.2%	945	6.7%	70	7.4%
Total noninterest income	$14,025	100.0%	$14,163	100.0%	$(138)	(1.0)%

___________
(1)    Income from interest rate swaps and other derivative transactions with customers. In the three months ended March 31, 2022, the Company incurred expenses related to derivative transactions with customers of $1.0 million which are included as part of noninterest expenses under professional and other services fees. We had no expenses associated with derivative transactions with customers in the three months ended March 31, 2021.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3) Includes: (i) net gain on sale of debt securities of $49 thousand and $2.9 million in the three months ended March 31, 2022 and 2021, respectively, and (ii) unrealized gains of $0.7 million in the three months ended March 31, 2022 and unrealized losses of $0.4 million in the three months ended March 31, 2021, related to the change in fair value of marketable equity securities not held for trading.
(4)    Unrealized losses related to uncovered interest rate swaps with clients.
(5)    Includes mortgage banking revenue related to Amerant Mortgage of $0.8 million in the three months ended March 31, 2022. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
(6)    In the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost. In the three months ended March 31, 2021 rental income in connection with the previously-owned headquarters building is shown as part of other income.
N/M Means not meaningful

Three Months Ended March 31, 2022 and 2021
Total noninterest income decreased $0.1 million, or 1.0%, in the three months ended March 31, 2022 compared to the same period of 2021, mainly due to: (i) a decrease of $1.8 million, or 70.2% decrease in net gains on securities; (ii) derivative net unrealized losses of $1.3 million in the three months ended March 31, 2022 in connection with uncovered interest rate caps with clients, and (iii) a loss of $0.7 million on the early extinguishment of around $180.0 million of FHLB advances in the three months ended March 31, 2022. The decrease in noninterest income was partially offset primarily by record-high loan-level derivative income and deposit and service fees.

Loan-level derivative income increased $2.9 million, in the three months ended March 31, 2022 compared to the same period in 2021, mainly driven by a higher volume of interest rate swaps transactions with clients.
Deposits and service fees increased $0.5 million, or 12.5%, in the three months ended March 31, 2022 compared to the same period last year, primarily due to an increase in commission income mainly due to annual card fees in the first quarter of 2022. In addition, we received higher wire transfer fees from increased activity in the three months ended March 31, 2022.

Other noninterest income increased $0.1 million, or 7.4%, in the three months ended March 31, 2022 compared to the same period in 2021, mainly due to mortgage banking income of $0.8 million related to Amerant Mortgage in the three months ended March 31, 2022 (there was no mortgage banking income in the same period of 2021). Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the three months ended March 31, 2022 and 2021 rental income from subleases was $0.7 million and $0.6 million, respectively.
Amerant Mortgage continues to execute on its growth strategy. In the first quarter of 2022, Amerant Mortgage solidified its wholesale team and launched its construction loan program to help drive future revenues. Total mortgage loans held for sale were $17.1 million as of March 31, 2022, compared to $14.9 million as of December 31, 2021. On March 31, 2022, the Company increased its ownership interest in this operation from 51% to 57.4%, which had no impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2022.

Brokerage, advisory and fiduciary activities remained relatively flat in the three months ended March 31, 2022 compared to the same period last year, as a decline of $0.1 million in brokerage fees was offset by an increase of $0.1 million in advisory fees.The increase in advisory fees is mainly the result of higher AUM in our client’s advisory accounts as we continue to expand the sale of these products. The decrease in brokerage fees was mainly driven by lower equity trading volumes.
Our AUM totaled $2.1 billion at March 31, 2022, a decrease of $91.7 million, or 4.1%, from $2.2 billion at December 31, 2021, primarily driven by lower market valuations, although the Company’s advisory portfolios performed relatively well compared to the overall market drop as the decrease in market value was partially offset by an increase of $12.1 million in net new assets in the three months ended March 31, 2022.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$30,403	50.0%	$26,427	60.6%	$3,976	15.1%
Occupancy and equipment (2) (3)	6,725	11.1%	4,488	10.3%	2,237	49.8%
Professional and other services fees (4) (5)	7,182	11.8%	3,784	8.7%	3,398	89.8%
Telecommunications and data processing	4,038	6.6%	3,727	8.5%	311	8.3%
Advertising expenses	2,972	4.9%	316	0.7%	2,656	840.5%
Depreciation and amortization (6)	1,152	1.9%	1,786	4.1%	(634)	(35.5)%
FDIC assessments and insurance	1,396	2.3%	1,755	4.0%	(359)	(20.5)%
Loans held for sale valuation expense (7)	459	0.8%	—	—%	459	NM
Contract termination costs (8)	4,012	6.6%	—	—%	4,012	NM
Other operating expenses (9)	2,479	4.0%	1,342	3.1%	1,137	84.7%
Total noninterest expenses (10)	$60,818	100.0%	$43,625	100.0%	$17,193	39.4%
_______
(1)    In the three months ended March 31, 2022, includes $0.8 million of severance expenses, mainly in connection with the restructuring of business lines and the elimination of certain support functions. There were no significant severance expenses in the three months ended March 31, 2021.
(2)    In the three months ended March 31, 2022, includes $47 thousand related to the lease termination of a branch in Fort Lauderdale, Florida in 2021.
(3) In the three months ended March 31, 2022, rent expense under lease agreements is presented net of rental income associated with the subleasing of portions of the Company’s headquarters building. Sublease income for the three months ended March 31, 2022 was $0.7 million. In the three months ended March 31, 2021 rental income of $0.6 million in connection with the previously-owned headquarters building is shown as part of other income.
(4) In the three months ended March 31, 2022, includes additional expenses of $1.2 million, including (i) $0.8 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses, and (iii) $0.1 million of costs associated with the subleasing of the NY office space.
(5) Other services fees include expenses of $1.0 million in the three months ended March 31, 2022 in connection with our loan-level derivative income generation activities. We had no expenses in connection with our loan-level derivative income generation activities in the three months ended March 31, 2021. See “Noninterest income” for more details.
(6) In the three months ended March 31, 2021, includes $0.5 million of depreciation expense associated with the headquarters building. No depreciation expense related to the headquarters building was recorded in the three months ended March 31, 2022 as this property was sold and leased-back in the fourth quarter of 2021.
(7)    Valuation allowance as a result of fair value adjustment related to loans held for sale carried at the lower of fair value or cost.
(8)    Contract terminations and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(9)    Includes charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.
(10)    Includes $3.5 million in the three months ended March 31, 2022 related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
N/M Means not meaningful

Three Months Ended March 31, 2022 and 2021
Noninterest expense increased $17.2 million, or 39.4%, in the three months ended March 31, 2022 compared to the same period in 2021. This was primarily driven by higher salary and employee benefits, professional and other service fees, advertising and marketing expenses, occupancy and equipment expenses and other expenses. In addition, in the three months ended March 31, 2022 noninterest expenses include : (i) $4.0 million of estimated contract terminations and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and (ii) a valuation allowance of $0.5 million resulting from the fair value adjustment of loans held for sale carried at the lower of cost or fair value. These increases were partially offset by lower depreciation and amortization expenses and FDIC assessments and insurance expenses.
Salaries and employee benefits increased $4.0 million, or 15.1%, in the three months ended March 31, 2022 compared to the same period one year ago, mainly due to: (i) commissions paid primarily related to the sale of residential mortgage loan originations; (ii) higher equity variable compensation in connection with the long term incentive program launched in 2021 and continued in 2022; (iii) higher severance expenses primarily in connection with the restructuring of business lines and other one-time initiatives, and (iv) higher salaries and employee benefits in connection with new hires, primarily in Amerant Mortgage. These results were partially offset by decreases in salaries and employee benefits associated with the Company’s ongoing transformation and efficiency improvement efforts. At March 31, 2022, our FTEs were 677, a net decrease of 54 FTEs, or 7.4% compared to 731 FTEs at March 31, 2021. The 677 FTEs at March 31, 2022 include the new staff associated with Amerant Mortgage, which had 79 FTEs at March 31, 2022. In addition, as a result of the Company’s agreement with FIS, there were 80 FTEs who moved to FIS effective in January 2022.

Professional and other services fees increased $3.4 million, or 89.8%, in the three months ended March 31, 2022 compared to the same period last year. This increase was mainly driven by: (i) higher expenses in connection with our loan-level derivative income generation activities (derivative transactions with clients); $0.8 million of consulting fees resulting from the Company’s transition to our new technology provider; (iii) higher expenses related to the onboarding of a new firm as a result of the outsourcing of the Company’s internal audit function, and (iv) higher search and recruitment expenses.

Advertising expenses increased $2.7 million, or 840.5%, in the three months ended March 31, 2022 compared to the same period last year, mainly as a result of the Company’s efforts to build brand awareness as well as account opening campaigns and different market efforts to drive or increase digital and branch traffic. We continue leveraging local partnerships and impactful campaigns, including with the Florida Panthers of the NHL, through out-of-home advertising, and campaigns via social media and public relations. Most recently, Amerant Bank, together with University of Miami Athletics, announced a broad-based strategic partnership making Amerant Bank the Official “Hometown Bank” partner of the Miami Hurricanes. The partnership includes all University of Miami athletic programs.

Occupancy and equipment costs increased $2.2 million, or 49.8%, in the three months ended March 31, 2022 compared to the same period last year. This increase was mainly driven by additional rent expense of $2.5 million associated with the headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In the three months ended March 31, 2022, rental income of $0.7 million associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost. In the three months ended March 31, 2021 rental income of $0.6 million in connection with the previously-owned headquarters building is shown as part of other noninterest income.
Other operating expenses increased $1.1 million, or 84.7%, in the three months ended March 31, 2022 compared to the same period last year. This includes increases in public relations/sponsorships expenses, new mortgage lending cost related to Amerant Mortgage and other smaller expenses.

Depreciation and amortization expenses decreased $0.6 million, or 35.5%, in the three months ended March 31, 2022 compared to the same period last year. This was mainly due to the absence of depreciation expense related to the Company’s headquarter’s building, as this property was sold and leased-back in the fourth quarter of 2021. In the three months ended March 31, 2021, the Company recorded $0.5 million of depreciation expense associated with the headquarters building.

FDIC assessments and insurance expenses decreased $0.4 million, or 20.5%, in the three months ended March 31, 2022 compared to the same period one year ago, mainly due to lower average balances and FDIC assessment rates.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2022	2021	2022 vs 2021
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$18,852	$18,107	$745	4.1%
Income tax (expense) benefit	$(3,978)	$(3,648)	$330	(9.1)%
Effective income tax rate	21.10%	20.15%	0.95%	4.7%
In the three months ended March 31, 2022, income tax expense increased to $4.0 million from $3.6 million in the three months ended March 31, 2021. This was mainly driven by higher income before income taxes in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
As of March 31, 2022, the Company’s net deferred tax assets were $22.1 million, an increase of $10.8 million, or 95.7%, compared to $11.3 million as of December 31, 2021. This was mainly driven by an increase of $13.4 million in connection with $53.0 million in net unrealized holding losses on debt securities available for sale during the three months ended March 31, 2022.

Financial Condition - Comparison of Financial Condition as of March 31, 2022 and December 31, 2021
Assets. Total assets were $7.8 billion as of March 31, 2022, an increase of $167.4 million, or 2.2%, compared to $7.6 billion at December 31, 2021. In the three months ended March 31, 2022, total loans, including loans held for sale and net of the allowance for loan losses, increased $167.5 million, or 3.0%. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $276.2 million at March 31, 2022 from $274.2 million at December 31, 2021. At March 31, 2022, the Company’ cash and cash equivalents included restricted cash of $6.2 million, which was held primarily to cover margin calls on derivative transactions with certain brokers. There were no restricted cash balances at December 31, 2021.
Cash flows used in operating activities were $12.1 million in the three months ended March 31, 2022, primarily driven by a reduction in operating liabilities mainly as the Company paid amounts due from variable compensation plans and other liabilities during the period.
Net cash used in investing activities was $186.2 million during the three months ended March 31, 2022, mainly driven by: (i) a net increase in loans of $204.5 million, and (ii) purchases of investment securities totaling $120.9 million. These disbursements were partially offset by: (i) proceeds from loan sales of $58.6 million, and (ii) maturities, sales, calls and paydowns of investment securities totaling $82.6 million.
In the three months ended March 31, 2022, net cash provided by financing activities was $200.3 million. These activities included: (i) net proceeds of FHLB advances of $169.3 million; (ii) a net increase of $150.4 million in total demand, savings and money market deposit balances, and (iii) proceeds from the issuance of subordinated notes of $29.1 million. These proceeds were partially offset by: (i) a decrease of $89.6 million in time deposits; (ii) an aggregate $54.8 million in connection with the repurchase of shares of Class A common stock under repurchase programs launched in 2021 and in 2022; and (iii) $3.2 million of dividends declared and paid by the Company in the first quarter of 2022. See “—Capital Resources and Liquidity Management” for more details on changes in FHLB advances, issuance of subordinated notes and the stock repurchase programs launched in 2021 and 2022.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2022	December 31, 2021
(in thousands, except percentages)
Total loans, gross (1)	$5,721,177	$5,567,540
Total loans, gross / total assets	73.3%	72.9%

Allowance for loan losses	$56,051	$69,899
Allowance for loan losses / total loans held for investment, gross (1) (2)	0.99%	1.29%

Total loans, net (3)	$5,665,126	$5,497,641
Total loans, net / total assets	72.6%	72.0%
_______________
(1)    Total loans, gross are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, as well as unamortized premiums paid on purchased loans, excluding the allowance for loan losses. At March 31, 2022 and December 31, 2021, the Company had $68.6 million and $143.2 million in loans held for sale carried at the lower of cost or estimated fair value, respectively, and $17.1 million and $14.9 million, in loans held for sale carried at fair value in connection with Amerant Mortgage ongoing business, respectively.

(2)    See Note 5 of our audited consolidated financial statements in the Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our impairment models.
(3)    Total loans, net are outstanding loan principal balance net of unamortized deferred nonrefundable loan origination fees and loan origination costs, as well as unamortized premiums paid on purchased loans, net of the allowance for loan losses.

The table below summarizes the composition of our loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

(in thousands)	March 31, 2022	December 31, 2021
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,570,006	$1,540,590
Multi-family residential	540,726	514,679
Land development and construction loans	296,609	327,246
	2,407,341	2,382,515
Single-family residential	638,788	586,783
Owner occupied	927,921	962,538
	3,974,050	3,931,836
Commercial loans	1,051,484	942,781
Loans to depository institutions and acceptances (1)	13,730	13,710
Consumer loans and overdrafts (2) (3)	483,283	421,471
Total Domestic Loans	5,522,547	5,309,798

International Loans:
Real Estate Loans
Single-family residential (4)	68,806	74,556
Commercial loans	41,721	22,892
Consumer loans and overdrafts (5)	2,404	2,194
Total International Loans	112,931	99,642
Total Loans held for investment	$5,635,478	$5,409,440

__________________
(1)    Mostly comprised of loans secured by cash or U.S. Government securities.
(2)    Includes customers’ overdraft balances totaling $0.7 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively.
(3)    Includes indirect lending loans purchased with an outstanding balance of $395.7 million and $297.0 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the outstanding balance of indirect lending loans includes unamortized premiums paid of $11.3 million and $9.1 million, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at March 31, 2022 and December 31, 2021 is depicted in the following table:

(in thousands)	March 31, 2022	December 31, 2021
Retail (1)	$768,278	$751,202
Multifamily	540,726	514,679
Office space	366,347	361,921
Land and construction	296,609	327,246
Hospitality	246,816	241,336
Industrial and warehouse	99,294	100,001
Specialty (2)	89,271	86,130
Total CRE (3)	$2,407,341	$2,382,515
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties with a primary retail component, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants. As of December 31, 2021, these balances were revised to exclude the Specialty industry segment which is now disclosed separately.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in NY portfolio, which were $303.7 million at March 31, 2022 and $346.3 million at December 31, 2021.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	March 31, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$46,947	$110,271
Multi-family residential	20,796	31,606
	67,743	141,877
Single-family residential	—	—
Owner occupied	1,306	1,318
Total real estate loans	69,049	143,195
Less: valuation allowance	458	—
Total loans held for sale at the lower of cost or fair value	68,591	143,195

Loans held for sale at fair value (1)
Land development and construction loans	836	—
Single-family residential	16,272	14,905
Total loans held for sale at fair value	17,108	14,905
Total loans held for sale (2)	$85,699	$158,100
_______________
(1)Loans held for sale in connection with Amerant Mortgage ongoing business.
(2)Remained current and in accrual status as of March 31, 2022 and December 31, 2021..

In 2021, in connection with the closing of our former NYC LPO, the Company elected to market and sell a portion of the loan portfolio held for investment to shorten duration and significantly reduce the number of loans being serviced. Therefore, in 2021, the Company classified certain New York real estate loans as held for sale carried at the lower of cost or estimated fair value. These loans had been previously carried at their original cost. At March 31, 2022 these loans were $68.6 million, net of a $0.5 million valuation allowance resulting from their fair value measurement during the period, compared to $143.2 million at December 31, 2021. During the first quarter of 2022, the Company sold $57.3 million of these loans at their par value, and collected approximately $17 million in full or partial satisfaction of these loans.

As of March31, 2022 and December 31, 2021, CRE loans held for sale carried at the lower of cost or estimated fair value include $28.0 million and $85.4 million in the retail segment, respectively, $20.8 million and $31.6 million in the multifamily segment, respectively, and $18.9 million and $25.0 million, in the office segment, respectively.

During May 2021, Amerant Mortgage started taking loan applications. It also acquired an Idaho-based mortgage operation which allows it to operate its mortgage business nationally with direct access to important federal housing agencies. At March 31, 2022 and December 31, 2021, there were $17.1 million and $14.9 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value.

As of March 31, 2022, total loans, including loans held for sale, were $5.7 billion, up $153.6 million, or 2.8%, compared to December 31, 2021. Domestic loans increased $140.3 million, or 2.6%, as of March 31, 2022, compared to December 31, 2021. The increase in total domestic loans includes net increases of $108.7 million, or 11.5%, $61.8 million or 14.7%, and $53.4 million, or 9.1%, in domestic commercial loans, consumer loans and single-family residential loans. These increases were partially offset by a net decrease of $48.5 million, or 1.9% in domestic CRE loans. Excluding a decrease of $74.1 million in domestic CRE loans held for sale related to our New York loan portfolio, domestic CRE loans increased $25.7 million. These increases in domestic loans were primarily driven by loan origination efforts in CRE and commercial loans during the first quarter of 2022. In addition, the domestic loan growth was complemented with purchases of approximately $124 million under indirect consumer lending programs.

As of March 31, 2022, loans under syndication facilities, including loans held for investment and held for sale, were $358.4 million, a decline of $30.6 million, or 7.9%, compared to $389.0 million at December 31, 2021, driven mainly driven by the payoff of a $33.3 million CRE hotel construction loan in New York. As of March 31, 2022, syndicated loans that financed highly leveraged transactions were $18.0 million, or 0.3%, of total loans, compared to $17.1 million, or 0.3%, of total loans as of December 31, 2021.

Loans to international customers, primarily from Venezuela and other customers in Latin America, increased $13.3 million, or 13.3%, in the three months ended March 31, 2022, mainly driven by $18.8 million, or 82.3% increase in short term commercial loans. This was partially offset by a decrease of $5.7 million, or 7.7%, mainly due to residential loan payoffs from Venezuelan borrowers.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	March 31, 2022		December 31, 2021
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$59,296	0.8%	$64,636	0.9%
Other (3)	53,635	0.7%	35,006	0.4%
Total	$112,931	1.5%	$99,642	1.3%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $38.0 million and $21.1 million as of March 31, 2022 and December 31, 2021, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $59.3 million and $64.6 million as of March 31, 2022 and December 31, 2021, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	March 31, 2022				December 31, 2021
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$1,638	$4,186	$53,472	$59,296	$961	$4,987	$58,688	$64,636
Other (2)	19,942	19,103	14,590	53,635	416	14,690	19,900	35,006
Total (3)	$21,580	$23,289	$68,062	$112,931	$1,377	$19,677	$78,588	$99,642
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $59.3 million and $64.6 million as of March 31, 2022 and December 31, 2021, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $38.0 million and $21.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

	March 31, 2022		December 31, 2021
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$12,362	42.2%	$17,952	43.5%
Commercial	33,014	38.6%	38,616	38.7%
Financial institutions	41	0.2%	41	0.3%
Consumer and others (1)	9,448	17.0%	11,762	15.7%
	54,865	98.0%	68,371	98.2%

International Loans (2)
Commercial	405	0.7%	363	0.4%
Financial institutions	—	—%	1	—%
Consumer and others (1)	781	1.3%	1,164	1.4%
	1,186	2.0%	1,528	1.8%

Total Allowance for Loan Losses	$56,051	100.0%	$69,899	100.0%
% of Total Loans held for investment	0.99%		1.29%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the three months ended March 31, 2022, the changes in the allocation of the ALL were primarily attributed to improved macro-economic conditions and loan upgrades, as well as payoffs and pay-downs of non-performing loans and special mention loans, partially offset by additional reserves requirements for charge-offs, commercial, CRE and consumer loan growth and two loans downgraded to non-performing during the period. During the first quarter of 2022, the ALL associated with the COVID-19 pandemic was reduced to $4.9 million as of March 31, 2022 from $14.1 million as of December 31, 2021. The reduction reflects improved macro-economic conditions, while still taking into account impact for supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO, at the dates presented. Non-performing loans consist of: (i) nonaccrual loans where the accrual of interest has been discontinued; (ii) accruing loans 90 days or more contractually past due as to interest or principal; and (iii) restructured loans that are considered TDRs.

	March 31, 2022	December 31, 2021
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$12,825	$7,285
Multi-family residential	—	—
	12,825	7,285
Single-family residential	2,766	3,349
Owner occupied	10,770	8,665
	26,361	19,299
Commercial loans (2)	19,178	28,440
Consumer loans and overdrafts	464	251
Total Domestic	46,003	47,990

International Loans: (3)
Real Estate Loans
Single-family residential	951	1,777
Consumer loans and overdrafts	4	6
Total International	955	1,783
Total Non-Accrual Loans	$46,958	$49,773

Past Due Accruing Loans (4)
Domestic Loans:
Consumer loans and overdrafts	10	8
Total Domestic	10	8

Total Past Due Accruing Loans	$10	$8

Total Non-Performing Loans	$46,968	$49,781
Other Real Estate Owned	9,720	9,720
Total Non-Performing Assets	$56,688	$59,501
__________________
(1)    Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of March 31, 2022 and December 31, 2021, non-performing TDRs include $8.6 million and $9.1 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2)    As of March 31, 2022 and December 31, 2021, includes $9.1 million in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021.
(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

At March 31, 2022, non-performing assets decreased $2.8 million, or 4.7%, compared to December 31, 2021. This was primarily driven by: (i) loan payoffs totaling $12.9 million, mainly in commercial loans; and (ii) charge-offs against the ALL of $3.5 million, including $2.5 million related to a commercial nonaccrual loan paid off during the period, $0.7 million related to one commercial loan and an aggregate $0.3 million related to other smaller loans. These decreases were partially offset by the placement in non accrual status of: (i) one commercial loan relationship with a South Florida borrower in the construction industry totaling $7.4 million, which includes a commercial loan of $5.0 million and two non-owner occupied loans of $2.4 million; (ii) two non-owner occupied loans totaling $5.7 million, and (iii) an aggregate of $0.5 million in consumer loans.

We recognized no interest income on non accrual loans during the three months ended March 31, 2022 and 2021.

In January 2022, the Company collected a partial payment of approximately $9.8 million on one commercial nonaccrual loan with a carrying value of $12.4 million and charged-off the remaining balance of this loan of $2.5 million against its allocated specific reserve at December 31, 2021.

In April 2022, the Company completed the sale of one commercial nonaccrual loan of around $5.8 million, at its par value.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2022				December 31, 2021
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$3,221	$11,522	$1,303	$16,046	$34,205	$5,890	$1,395	$41,490
Single-family residential	—	3,812	—	3,812	—	5,221	—	5,221
Owner occupied	7,383	10,862	—	18,245	7,429	8,759	—	16,188
	10,604	26,196	1,303	38,103	41,634	19,870	1,395	62,899
Commercial loans (2)	25,545	18,519	1,989	46,053	32,452	20,324	9,497	62,273
Consumer loans and overdrafts	—	468	—	468	—	270	—	270
	$36,149	$45,183	$3,292	$84,624	$74,086	$40,464	$10,892	$125,442
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) As of March 31, 2022 and December 31, 2021, includes $9.1 million in a commercial relationship placed in non accrual status and downgraded during the second quarter of 2020. As of March 31, 2022 and December 31, 2021, Substandard loans include $7.9 million and $4.9 million, respectively, and doubtful loans include $1.2 million and $4.2 million, respectively. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021.

Classified loans, which includes substandard and doubtful loans, totaled $48.5 million at March 31, 2022, compared to $51.4 million at December 31, 2021. This decrease of $2.9 million, or 5.6%, compared to December 31, 2021, was primarily driven by:(i) loan payoffs totaling $12.9 million, mainly in commercial loans; and (ii) charge-offs against the ALL of $3.5 million, including $2.5 million related to a commercial nonaccrual loan paid off during the period, $0.7 million related to one commercial loan and an aggregate $0.3 million related to other smaller loans. These decreases were partially offset by the placement in non accrual status of: (i) one commercial loan relationship with a South Florida borrower in the construction industry totaling $7.4 million, which includes a commercial loan of $5.0 million and two non-owner occupied loans of $2.4 million; (ii) two non-owner occupied loans totaling $5.7 million; and (iii) an aggregate of $0.5 million in consumer loans.

Special mention loans as of March 31, 2022 totaled $36.1 million, a decrease of $37.9 million, or 51.2%, from $74.1 million as of December 31, 2021. This decrease was primarily due to: (i) a decrease of $24.9 million related to one non-owner occupied loan upgraded within the period; (ii) a decrease of $5.8 million related to two non-owner occupied loans further downgraded to substandard; and (iii) paydowns/payoffs of $7.3 million, including $6.8 million related to one commercial loan paydown. All special mention loans remained current at March 31, 2022.

On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first half of 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. As of March 31, 2022, there were no loans under the deferral and/or forbearance periods. At the December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance periods consisting of two CRE retail loans in New York. During the first quarter of 2022, the renewal of those two CRE retail loans in New York was completed. All loans that have moved out of forbearance status have resumed regular payments, except for one CRE loan of $12.1 million that was transferred to OREO during the third quarter of 2021. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $12.1 million loan transferred to OREO in 2021.

While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2022 and December 31, 2021, are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Real estate loans
Commercial real estate (CRE)
Land development and construction loans	$92	$94
Single-family residential	95	95
	187	189
Commercial loans	1,330	1,380
Consumer loans and overdrafts (1)	—	13
	$1,517	$1,582
__________
(1) Corresponds to international consumer loans.

At March 31, 2022, total potential problem loans decreased $0.1 million, or 4.1%, compared to December 31, 2021. This was mainly due to paydowns of multiple commercial loans. No new addition of potential problems loans were recorded during the period.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2022 and December 31, 2021. The book value for debt securities classified as available for sale, equity securities and trading securities, represents fair value, and the book value for debt securities classified as held to maturity represents amortized cost.

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt	$394,401	29.8%	$450,773	33.6%
Corporate debt (1) (2)	359,285	27.1%	357,790	26.7%
U.S. government agency debt	383,537	28.9%	361,906	27.0%
Collateralized loan obligations	5,000	0.4%	—	—%
U.S. Treasury debt	1,500	0.1%	2,502	0.2%
Municipal bonds	2,062	0.2%	2,348	0.2%
	$1,145,785	86.5%	$1,175,319	87.7%

Debt securities held to maturity (3)	$112,008	8.5%	$118,175	8.8%

Equity securities with readily determinable fair value not held for trading	13,370	1.0%	252	—%

Other securities (4):	$53,806	4.0%	$47,495	3.5%
	$1,324,969	100.0%	$1,341,241	100.0%
__________________
(1)    As of March 31, 2022 and December 31, 2021 corporate debt includes $10.8 million and $12.5 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at March 31, 2022 and from Canada and Japan in three different sectors at December 31, 2021. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of March 31, 2022 and December 31, 2021, debt securities in the financial services sector issued by domestic corporate entities represent 3.2% and 3.1% of our total assets, respectively.
(3)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
(4)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of March 31, 2022, total securities decreased by $16.3 million, or 1.2%, to $1.3 billion compared to December 31, 2021. The decrease in the three months ended March 31, 2022 was mainly driven by: i) maturities, sales and calls totaling $82.6 million, mainly debt securities available for sale, and (ii) a net unrealized holding loss on debt securities available for sale of $53.0 million. These results were partially offset by purchases of $120.9 million, mainly debt securities available for sale.
Debt securities available for sale had net unrealized holding losses of $37.3 million and net unrealized holding gains $15.8 million at March 31, 2022 and December 31, 2021, respectively. The net unrealized loss of $53.0 million during the three months ended March, 31, 2022 recorded in accumulated other comprehensive (loss) income was related to increases in market interest rates during the period, and the resulting decline in the estimated fair value of debt securities markets. See Note 3 to the interim consolidated financial statements included in this Form 10-Q for more details on the composition of the Company’s investment portfolio.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2022 and December 31, 2021. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

March 31, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$394,401	2.60%	$833	1.46%	$34,273	2.47%	$42,219	3.44%	$317,076	2.50%	$—	—%
Corporate debt-domestic	348,473	3.31%	23,057	2.70%	61,010	2.49%	244,117	3.50%	20,289	4.12%	—	—%
U.S. Government agency debt	383,537	2.22%	42	3.94%	4,171	2.35%	9,281	1.95%	370,043	2.22%	—	—%
Municipal bonds	2,062	2.61%	—	—%	—	—%	426	2.20%	1,636	2.72%	—	—%
Corporate debt-foreign	10,812	3.64%	—	—%	—	—%	10,812	3.64%	—	—%	—	—%
Collateralized loan obligations	5,000	—%	—	—%	—	—%	—	—%	5,000	—%	—	—%
U.S. treasury securities	1,500	0.19%	1,500	0.19%	—	—%	—	—%	—	—%	—	—%
	$1,145,785	2.68%	$25,432	2.51%	$99,454	2.48%	$306,855	3.45%	$714,044	2.38%	$—	—%

Debt securities held to maturity	$112,008	2.53%	$—	—%	$8,101	2.50%	$11,130	2.92%	$92,777	2.48%	$—	—%

Equity securities with readily determinable fair value not held for trading	13,370	—%	—	—	—	—	—	—	—	—	13,370	—%

Other securities	$53,806	4.23%	$—	—%	$—	—%	$—	—%	$—	—%	$53,806	4.23%
	$1,324,969	2.70%	$25,432	2.51%	$107,555	2.48%	$317,985	3.43%	$806,821	2.39%	$67,176	3.39%

December 31, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$450,773	2.51%	$3,613	1.76%	$36,223	2.47%	$45,879	3.39%	$365,058	2.41%	$—	—%
Corporate debt-domestic	345,262	3.40%	25,539	2.65%	76,052	2.59%	222,739	3.69%	20,932	4.11%	—	—%
U.S. Government agency debt	361,906	2.41%	52	4.54%	4,700	2.41%	9,617	2.00%	347,537	2.42%	—	—%
Municipal bonds	2,348	2.55%	—	—%	—	—%	486	2.08%	1,862	2.67%	—	—%
Corporate debt-foreign	12,528	3.43%	1,000	1.06%	—	—%	11,528	3.64%	—	—%	—	—%
U.S. treasury securities	2,502	0.34%	2,502	0.34%	—	—%	—	—%	—	—%	—	—%
	$1,175,319	2.75%	$32,706	2.33%	$116,975	2.55%	$290,249	3.58%	$735,389	2.46%	$—	—%

Debt securities held to maturity	$118,175	2.52%	$—	—%	$9,343	2.48%	$11,189	2.92%	$97,643	2.48%	$—	—%

Equity securities with readily determinable fair value not held for trading	252	—%	—	—	—	—	—	—	—	—	252	—%

Other securities	$47,495	4.17%	$—	—%	$—	—%	$—	—%	$—	—%	$47,495	4.17%
	$1,341,241	2.78%	$32,706	2.33%	$126,318	2.54%	$301,438	3.56%	$833,032	2.47%	$47,747	4.15%

The investment portfolio’s weighted average effective duration was 4.0 years at March 31, 2022 and 3.6 years at December 31, 2021. The increase in duration was mainly due to lower expected prepayment speeds in our mortgage-backed securities portfolio in light of rising interest rates.

Liabilities
Total liabilities were $7.1 billion at March 31, 2022, an increase of $249.9 million, or 3.7%, compared to December 31, 2021. This was primarily driven by net increases of: (i) $170.5 million, or 21.1%, in FHLB advances, including the addition of $350.0 million partially offset by the repayment of $180.0 million of these borrowings in the first quarter of 2022; (ii)$60.8 million, or 1.1%, in total deposits, mainly due to an increase in noninterest bearing demand deposits, and (iii) the issuance of $30 million of 4.25% fixed-to-floating subordinated notes due in 2032 in the first quarter of 2022. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes of FHLB advances, total deposits and subordinated notes.

Deposits
Total deposits were $5.7 billion at March 31, 2022, an increase of $60.8 million, or 1.1%, compared to December 31, 2021. The increase in deposits in the three months ended March 31, 2022 was mainly due to a net increase of $150.4 million or 3.5%, in core deposits, including increases of $135.0 million, or 11.4%, in noninterest bearing transaction accounts, and $36.3 million, or 2.4%, in interest bearing transaction accounts. The increase in transaction accounts was partially offset by a decrease of $20.9 million, or 1.3%, in savings and money market deposit accounts. In addition, in the three months ended March 31, 2022, there was a decrease of $89.6 million, or 6.7%, in time deposits, primarily attributable to a $97.2 million, or 9.3%, reduction in customer CDs compared to December 31, 2021, as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. Brokered time deposits remain somewhat flat in the three months ended March 31, 2022 compared to December 31, 2021. The increased transaction account balances includes $198.1 million or 4.7%, in higher customer account balances, partially offset by a total decrease of $47.7 million in brokered interest bearing and money market deposits. As of March 31, 2022 total brokered deposits were $347.3 million, a decrease $40.0 million, or 10.3%, compared to $387.3 million at December 31, 2021, as the Company continued to focus on reduced reliance on this source of funding.

We continue to move closer toward achieving our stated deposit growth targets. Our efforts in the area of additions to Treasury Management and Private Banking teams contributed to increasing deposit levels in the three months ended March 31, 2022, see “Our Company- Business Developments” for additional information on new digital platforms.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2022	December 31, 2021	Amount	%
Deposits
Domestic (1) (2)	$3,180,112	$3,137,258	$42,854	1.4%
Foreign:
Venezuela (3)	2,004,305	2,019,480	(15,175)	(0.8)%
Others (4)	507,284	474,133	33,151	7.0%
Total foreign	2,511,589	2,493,613	17,976	0.7%
Total deposits	$5,691,701	$5,630,871	$60,830	1.1%
_________________
(1)    Includes brokered deposits of $347.3 million and $387.3 million at March 31, 2022 and December 31, 2021, respectively.
(2)    Domestic deposits, excluding brokered, increased $82.9 million or 3.0%, compared to December 31, 2021.
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

Our domestic deposits increased $42.9 million, or 1.4%, in the three months ended March 31, 2022.
During the three months ended March 31, 2022, deposits from customers domiciled in Venezuela decreased by $15.2 million, or 0.8%, to $2.0 billion, compared to December 31, 2021. During the three months ended March 31, 2022, foreign deposits, which include deposits from other countries in addition to Venezuela, increased by $18.0 million or 0.7%. The increase in foreign deposits was mainly driven by an increase of $33.2 million, or 7.0%, in deposits from countries other than Venezuela, primarily driven by our efforts to grow deposits from customers in those other markets.

Core Deposits
Our core deposits were $4.4 billion and $4.3 billion as of March 31, 2022 and December 31, 2021, respectively. Core deposits represented 78.1% and 76.2% of our total deposits at those dates, respectively. The increase of $150.4 million, or 3.5%, in core deposits in the three months ended March 31, 2022 was mainly driven by the previously mentioned increase in noninterest bearing deposits. Core deposits consist of total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits and, as of March 31, 2022, we had $347.3 million in brokered deposits, which represented 6.1% of our total deposits at that date. As of March 31, 2022, brokered deposits were down $40.0 million, or 10.3%, compared to $387.3 million as of December 31, 2021, mainly due to a decline in brokered money market and interest bearing demand deposits. As of March 31, 2022, and December 31, 2021, brokered deposits included time deposits of $297.5 million and $289.8 million, respectively, and third party interest bearing demand and money market deposits of $49.8 million and $97.5 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
In the first quarter of 2022, the Company changed its definition of large fund providers to include only third party relationships with balances over $20 million. As of December 31, 2021 and in prior periods, large fund providers were defined as third party deposit relationships with balances over $10 million. At March 31, 2022 and December 31, 2021, third-party customer relationships with balances of over $20 million, included four and eleven deposit relationships, respectively, with total balances of $157.5 million and $376.3 million, respectively.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands, except percentages)
Less than 3 months	$203,700	26.9%	$261,779	31.1%
3 to 6 months	114,581	15.1%	134,709	16.0%
6 to 12 months	174,596	23.1%	153,695	18.3%
1 to 3 years	256,591	33.9%	281,366	33.5%
Over 3 years	7,925	1.0%	8,902	1.1%
Total	$757,393	100.0%	$840,451	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at March 31, 2022 and December 31, 2021.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for the year ended December 31, 2021. We had no short-term borrowings at the close and for three months ended March 31, 2022. There were no repurchase agreements outstanding as of March 31, 2022 and December 31, 2021.

December 31, 2021
(in thousands, except percentages)
Average amount	28,273
Maximum amount outstanding at any month-end	130,000
Weighted average interest rate:
During period	0.36%
End of period	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2022	2021
(in thousands, except percentages and per share data)
Net income attributable to the Company	$15,950	$14,459
Basic earnings per common share	0.46	0.38
Diluted earnings per common share (1)	0.45	0.38

Average total assets	$7,706,631	$7,746,259
Average stockholders' equity	798,505	785,061
Net income attributable to the Company / Average total assets (ROA)	0.84%	0.76%
Net income attributable to the Company / Average stockholders' equity (ROE)	8.10%	7.47%
Average stockholders' equity / Average total assets ratio	10.36%	10.13%

__________________
(1)In the three months ended March 31, 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units (unvested shares of restricted stock and restricted stock units in the three months ended March 31, 2021). See Note 19 to our unaudited interim financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, basic and diluted earnings per share increased compared to same period one year ago, mainly due to: (i) higher net income earned, and (ii) lower weighted average number of basic and diluted shares mainly as result of our capital structure optimization efforts.

Capital Resources and Liquidity Management
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in accumulated other comprehensive income or loss (AOCI/AOCL) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on debt securities available for sale and derivative instruments. AOCI or AOCL are not included in stockholders’ equity for purposes of determining our capital for bank regulatory purposes.
Total stockholders’ equity was $749.4 million as of March 31, 2022, a decrease of $82.5 million, or 9.9%, compared to $831.9 million as of December 31, 2021. This decrease was primarily driven by: (i) an aggregate of $54.8 million of Class A common stock repurchased in the first quarter of 2022, under the Class A repurchase programs launched in 2021 and 2022; (ii) an after-tax unrealized loss of $39.7 million in the market value of debt securities available for sale as a result of the increase of more than 100 basis points recorded in long term interest rates; and (iii) $3.2 million of dividends declared and paid by the Company in the first quarter of 2022. These decreases were partially offset by net income of $16.0 million in the first quarter of 2022.
Non-controlling Interest
Non-controlling interests on the consolidated financial statements included a 49% non-controlling interest of Amerant Mortgage since May 2021, when this subsidiary commenced its operations, through March 30, 2022. Beginning March 31, 2022, the minority interest share changed from 49% to 42.6%. This change had no material impact to the Company’s financial condition or results of operations as of and for the three months ended March 31, 2022.
The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. As of March 31, 2022, non-controlling interest included as a reduction to total stockholders’ equity was $3.7 million, and a net loss of $1.1 million attributed to the non-controlling interest is presented in the statement of operations in the three months ended March 31, 2022.
Common Stock Transactions
Class A Common Stock Repurchases and Cancellation of Treasury Shares. In January 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock at a weighted average price of $33.96 per share, under the Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $22.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the Class A Common Stock Repurchase Program. Also, on January 31, 2022, the Company announced the New Common Stock Repurchase Program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock. The Company repurchased an aggregate of 991,362 shares of Class A common stock at a weighted average price of $32.96 per share, under the New Common Stock Repurchase Program, through March 31, 2022. The aggregate purchase price for these transactions was approximately $32.7 million, including transaction costs. For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021.
In the first quarter of 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first quarter of 2022. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock held as treasury stock.

Dividends. On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on or before February 28, 2022 to shareholders of record at the close of business on February 11, 2022. The aggregate amount in connection with this dividend was $3.2 million.
On April 14, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on or before May 31, 2022 to shareholders of record at the close of business on May 13, 2022.
Liquidity Management
The Company’s liquidity position includes cash and cash equivalents of $276.2 million at March 31, 2022, compared to $274.2 million at December 31, 2021.
At March 31, 2022 and December 31, 2021, the Company had $980.0 million and $809.6 million, respectively, of outstanding advances from the FHLB. At March 31, 2022 and December 31, 2021, we had an additional $1.3 billion and $1.4 billion, respectively, available borrowing capacity under FHLB facilities. In the three months ended March 31, 2022, the Company repaid $180.0 million in short-term FHLB advances and borrowed $350.0 million in longer-term advances to extend the duration of this portfolio and fix them at lower cost than previously borrowed funds. There were no other borrowings as of March 31, 2022 and December 31, 2021. In April 2022, the Company repaid FHLB advances totaling $150.0 million which had no impact to consolidated results of operations.
We also have available uncommitted federal funds lines with several banks, and had $105.0 million of availability under these lines at December 31, 2021. We had no outstanding federal funds lines at March 31, 2022.
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the Company’s wholly-owned subsidiary Amerant Florida Bancorp Inc. (the “Guarantor”), and qualified institution buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032. Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance cost are deferred and amortized over the term of the Subordinated Notes of 10 years. These Subordinated Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to all of the Company’s current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness. See Note 9 “Subordinated Notes” in the Company’s interim consolidated financial statements in this Form 10-Q for more details.
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $62.9 million as of March 31, 2022 and $23.8 million as of December 31, 2021, in funds available to service its Senior Notes and Subordinated Notes and for general corporate purposes, as a separate stand-alone entity. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes, held cash and cash equivalents of $6.7 million as of March 31, 2022 and $6.3 million as of December 31, 2021, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
We have not provided summarized financial information for the Company and Amerant Florida as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.

Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in the Form 10-K.
In January and April 2022, the Boards of Directors of the Bank and Amerant Florida approved the payment of cash dividends of $40 million and $34 million, respectively on each date, by the Bank to Amerant Florida and in the same amounts by Amerant Florida to Amerant Bancorp.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us and Amerant Florida by the Bank will be sufficient to fund liquidity requirements for at least the next twelve months.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital ratio	$907,096	13.80%	$525,687	8.00%	$657,108	10.00%
Tier 1 capital ratio	820,237	12.48%	394,265	6.00%	525,687	8.00%
Tier 1 leverage ratio	820,237	10.67%	307,584	4.00%	384,480	5.00%
Common Equity Tier 1 (CET1)	759,194	11.55%	295,699	4.50%	427,120	6.50%

December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
Common Equity Tier 1 (CET1)	801,907	12.50%	288,784	4.50%	417,133	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital ratio	$881,213	13.46%	$523,871	8.00%	$654,839	10.00%
Tier 1 capital ratio	823,510	12.58%	392,904	6.00%	523,871	8.00%
Tier 1 leverage ratio	823,510	10.75%	306,440	4.00%	383,051	5.00%
Common Equity Tier 1 (CET1)	823,510	12.58%	294,678	4.50%	425,646	6.50%

December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
Common Equity Tier 1 (CET1)	886,301	13.83%	288,439	4.50%	416,634	6.50%

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

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	March 31, 2022	December 31, 2021

Stockholders' equity	$749,396	$831,873
Less: goodwill and other intangibles (1)	(22,795)	(22,528)
Tangible common stockholders' equity	$726,601	$809,345
Total assets	7,805,836	7,638,399
Less: goodwill and other intangibles (1)	(22,795)	(22,528)
Tangible assets	$7,783,041	$7,615,871
Common shares outstanding	34,350,822	35,883,320
Tangible common equity ratio	9.34%	10.63%
Stockholders' book value per common share	$21.82	$23.18
Tangible stockholders' book value per common share	$21.15	$22.55
_________________
(1)    Other intangible assets include mortgage servicing rights of $0.9 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively, which are included in other assets in the Company’s consolidated balance sheets.

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 18 to our audited consolidated financial statements included in the Form 10-K.

(in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$885,910	$899,016
Letters of credit	18,022	32,107
	$903,932	$931,123

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, and other borrowing arrangements. Set forth below are significant changes to our existing contractual obligations previously disclosed in the Form 10-K. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the Form 10-K.
In the three months ended March 31, 2022, the Company repaid $180.0 million in short-term FHLB advances and borrowed $350.0 million in longer-term advances to extend the duration of this portfolio and fix them at lower cost than previously borrowed funds. See “Capital Resources and Liquidity Management” for more details.
In the three months ended March 31, 2022, total time deposits decreased by $89.6 million, or 6.7%, mainly as a result of a decrease in customer time deposits. See “Deposits” for additional information
In the three months ended March 31, 2022, we completed a private placement of $30.0 million of 4.25% fixed-to-floating rate subordinated notes due 2032. See “Capital Resources and Liquidity Management” for more details.
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2021.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our Board of Directors and monitored by management.Material changes in our market risk exposure as compared to those discussed in the Form 10-K, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” are described below.

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
•measures and monitors market risk and ALM across the organization to ensure that they are within approved risk limits and reports to the Asset-liability Management Committee (“ALCO”) and to the board of directors; and
•recommends changes to risk limits to the board of directors.
We manage and implement our ALM strategies through monthly ALCO meetings. Business lines heads participate in the ALCO meetings. In the ALCO, we discuss, analyze, and decide on the best course of action to implement strategies designed as part of the ALM process.
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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	March 31,		December 31,
(in thousands, except percentages)	2022		2021
Change in Interest Rates (Basis points)
Increase of 200	$29,214	13.0%	$14,442	6.7%
Increase of 100	17,480	7.8%	9,441	4.4%
Decrease of 25	(4,743)	(2.1)%	(2,971)	(1.4)%
Decrease of 50	(8,457)	(3.8)%	(6,025)	(2.8)%
Decrease of 100	(13,796)	(6.2)%	—	—%
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

Net interest income in the base scenario, increased to approximately $224 million in March 31, 2022 compared to $217.0 million in December 31, 2021. This increase is mainly due to: (i) higher floating loan rates on existing loans due to higher short term market rates repricing higher through the quarter; (ii) high cost maturing time deposits repricing to lower rates, and (iii) the growth in the indirect lending portfolio that has average net fixed yields close to 7%.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	March 31,	December 31,
	2022	2021
Change in Interest Rates (Basis points)
Increase of 200	(5.30)%	(9.60)%
Increase of 100	(1.30)%	(3.23)%
Decrease of 25	0.20%	0.16%
Decrease of 50 (2)	0.50%	—%
Decrease of 100 (2)	(0.90)%	—%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022..

The larger negative effects to EVE as of December 31, 2021 for the 200 and 100 basis point increase are principally attributed to the balance sheet becoming less asset sensitive compared to December 31, 2020. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of March 31, 2022 and December 31, 2021:

	Change in market value (1)
	March 31,	December 31,
(in thousands)	2022	2021
Change in Interest Rates
(Basis points)
Increase of 200	$(106,260)	$(108,280)
Increase of 100	(52,646)	(50,320)
Decrease of 25	12,289	10,811
Decrease of 50	24,471	21,439
Decrease of 100 (2)	47,149	—
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

The average duration of our investment portfolio increased to 4.0 years at March 31, 2022 compared to 3.6 years at December 31, 2021.The increase in duration was mainly due to lower expected prepayment speeds recorded in our mortgage-backed securities portfolio in light of rising interest rates. Additionally, the floating rate portfolio decreased to 17.5% at March 31, 2022 from 10.6% at December 31, 2021.

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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of March 31, 2022. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	March 31, 2022
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$276,194	$241,936	$—	$—	$—	$34,258
Securities:
Debt available for sale	1,145,785	279,550	162,892	259,583	443,760	—
Debt held to maturity	112,008	—	—	—	112,008	—
Equity securities with readily determinable fair value not held for trading	13,370	—	—	—	—	13,370
Federal Reserve and FHLB stock	53,806	43,441	—	—	—	10,365
Loan portfolio-performing (1)	5,674,209	3,868,703	926,676	573,551	305,279	—
Earning Assets	$7,275,372	$4,433,630	$1,089,568	$833,134	$861,047	$57,993
Liabilities
Interest bearing demand deposits	$1,543,708	$1,543,708	$—	$—	$—	$—
Saving and money market	1,581,412	1,581,412	—	—	—	—
Time deposits	1,248,286	860,154	317,167	61,740	9,225	—
FHLB advances	980,047	350,000	303,472	326,575	—	—
Senior Notes	58,973	—	—	58,973	—	—
Subordinated Notes	29,156	—	—	—	29,156	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$5,505,760	$4,399,452	$620,639	$447,288	$38,381	$—
Interest rate sensitivity gap		34,178	468,929	385,846	822,666	57,993
Cumulative interest rate sensitivity gap		34,178	503,107	888,953	1,711,619	1,769,612
Earnings assets to interest bearing liabilities (%)		100.8%	175.6%	186.3%	2,243.4%	N/M
__________________
(1)     “Loan portfolio-performing” excludes $47.0 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of the Form 10-K. Set forth below are material changes to our existing risk factors previously disclosed in the Form 10-K. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K

We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes and the Subordinated Notes.

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

We and Amerant Florida, the subsidiary guarantor, are each a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes and the Subordinated Notes.

We and the subsidiary guarantor are each a separate and distinct legal entity from the Bank and our other subsidiaries. Our and our subsidiary guarantor’s primary source of funds to make payments of principal and interest on the Senior Notes and the Subordinated Notes and to satisfy any obligations under the guarantees, respectively, and to satisfy any other financial obligations are dividends from the Bank. Our and the subsidiary guarantor’s ability to receive dividends from the Bank is contingent on a number of factors, including the Bank’s ability to meet applicable regulatory capital requirements, the Bank’s profitability and earnings, and the general strength of its balance sheet. Various federal and state regulatory provisions limit the amount of dividends bank subsidiaries are permitted to pay to their holding companies without regulatory approval. In general, the Bank may only pay dividends either out of its net income after any required transfers to surplus or reserves have been made or out of its retained earnings. In addition, the Federal Reserve and the FDIC have issued policy statements stating that insured banks and bank holding companies generally should pay dividends only out of current operating earnings.

Banks and their holding companies are required to maintain a capital conservation buffer of 2.5% in addition to satisfying other applicable regulatory capital ratios. Banking institutions that do not maintain capital in excess of the capital conservation buffer may face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, dividends to us or the subsidiary guarantor from the Bank may be prohibited or limited, and there may be insufficient funds to make principal and interest payments on the Senior Notes and the Subordinated Notes or to satisfy any obligation under the guarantees.

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

Accordingly, we can provide no assurance that we or the subsidiary guarantor will receive dividends from the Bank in an amount sufficient to pay the principal of, or interest on, the Senior Notes and the Subordinated Notes or to satisfy any obligations under the guarantees. In addition, our right and the rights of our creditors, including holders of the Senior Notes and the Subordinated Notes, to participate in the assets of any non-guarantor subsidiary upon its liquidation or reorganization would be subject to the prior claims of such non-guarantor subsidiary’s creditors, except to the extent that we or the subsidiary guarantor may ourselves be a creditor with recognized claims against such non-guarantor subsidiary.

We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes and the Subordinated Notes.

Neither we, nor any of our subsidiaries, are subject to any limitations under the terms of the indenture governing the terms of the Senior Notes and the Subordinated Notes from issuing, accepting or incurring any amount of additional debt, deposits or other liabilities, including senior indebtedness or other obligations ranking equally with the Senior Notes and the Subordinated Notes. We expect that we and our subsidiaries will incur additional debt and other liabilities from time to time, and our level of debt and the risks related thereto could increase.

A substantial level of debt could have important consequences to us, holders of the Senior Notes, holders of the Subordinated Notes and our shareholders, including the following: making it more difficult for us to satisfy our obligations with respect to our debt, including the Senior Notes and the Subordinated Notes; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes; increasing our vulnerability to adverse economic and industry conditions, which could place us at a disadvantage relative to our competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

In addition, a breach of any of the restrictions or covenants in our existing debt agreements could cause a cross-default under other debt agreements. A significant portion of our debt then may become immediately due and payable. We are not certain whether, if this were to occur, we would have, or be able to obtain, sufficient funds to make these accelerated payments. If any of our debt is accelerated, our assets may not be sufficient to repay such debt in full.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program (3)
January 1 - January 31	652,118	$33.96	652,118	$—
February 1 - February 28	673,030	33.64	673,030	27,360,277
March 1 - March 31	318,332	31.51	318,332	17,328,109
Total	1,643,480	$33.35	1,643,480	$17,328,109

(1) On September 13, 2021, the Company’s Board of Directors authorized a stock repurchase program which provided for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock (the “2021 Class A Common Stock Repurchase Program”). See the Form 10-K for more information on the 2021 Class A Common Stock Repurchase Program. On January 31, 2022, the Company announced the completion of the 2021 Class A Common Stock Repurchase Program.

(2) On January 31, 2022, the Company’s Board of Directors authorized the New Common Stock Repurchase Program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock . Repurchases under the New Common Stock Repurchase Program may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases of the Company’s shares of Class A common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The New Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice.

(2) The amount reflected in column (d) corresponds to the maximum dollar value of shares that may yet be purchased under the New Common Stock Repurchase Program described in footnote (2) above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws, as amended, of Amerant Bancorp Inc., effective April 14, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on April 14, 2022)
4.1
Indenture, dated as of March 9, 2022, among Amerant Bancorp Inc., Amerant Florida Bancorp Inc. and UMB Bank National Association (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 9, 2022).

4.2	Forms of 4.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (included as Exhibits A-1 and A-2 to Exhibit 4.1).
4.3	Form of Guarantee (included in Exhibit 4.1).
10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 9, 2022)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 9, 2022)
10.3	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 23, 2022) *
10.4	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2022) *
22	List of Guarantor Subsidiaries
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
(*) Management contract or compensatory plan, contract, or agreement
(**) Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	April 29, 2022	By:	/s/ Gerald P. Plush
Gerald P. Plush
Vice-Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2022	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)