Form 10-Q
period 2022-06-30
Amerant Bancorp Inc.
filed 2022-07-29
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2022
Class A Common Stock, $0.10 par value per share	33,776,579 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2022

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$29,217	$33,668
Interest earning deposits with banks	303,030	240,540
Restricted cash	21,808	—
Cash and cash equivalents	354,055	274,208
Securities
Debt securities available for sale	1,124,801	1,175,319
Debt securities held to maturity	238,621	118,175
Trading securities	103	—
Equity securities with readily determinable fair value not held for trading	10,767	252
Federal Reserve Bank and Federal Home Loan Bank stock	48,187	47,495
Securities	1,422,479	1,341,241
Loans held for sale, at lower of cost or fair value	66,390	143,195
Mortgage loans held for sale, at fair value	54,863	14,905
Loans held for investment, gross	5,726,131	5,409,440
Less: Allowance for loan losses	52,027	69,899
Loans held for investment, net	5,674,104	5,339,541
Bank owned life insurance	225,682	223,006
Premises and equipment, net	39,091	37,860
Deferred tax assets, net	33,265	11,301
Operating lease right-of-use assets	139,358	141,139
Goodwill	19,506	19,506
Accrued interest receivable and other assets	122,449	92,497
Total assets	$8,151,242	$7,638,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,298,954	$1,183,251
Interest bearing	2,019,661	1,507,441
Savings and money market	1,629,830	1,602,339
Time	1,254,409	1,337,840
Total deposits	6,202,854	5,630,871
Advances from the Federal Home Loan Bank	830,524	809,577
Senior notes	59,052	58,894
Subordinated notes	29,199	—
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	137,808	136,595
Accounts payable, accrued liabilities and other liabilities	116,177	106,411
Total liabilities	7,439,792	6,806,526
Contingencies (Note 17)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,759,604 shares issued and outstanding (2021 - 35,883,320 shares issued and outstanding)	3,375	3,589
Additional paid in capital	190,337	262,510
Retained earnings	570,588	553,167
Accumulated other comprehensive (loss) income	(50,959)	15,217
Total stockholders' equity before noncontrolling interest	713,341	834,483
Noncontrolling interest	(1,891)	(2,610)
Total stockholders' equity	711,450	831,873
Total liabilities and stockholders' equity	$8,151,242	$7,638,399
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest income
Loans	$61,514	$53,612	$117,852	$106,383
Investment securities	9,135	7,499	17,763	15,006
Interest earning deposits with banks	518	62	650	113
Total interest income	71,167	61,173	136,265	121,502

Interest expense
Interest bearing demand deposits	1,034	123	1,324	236
Savings and money market deposits	1,365	945	2,110	1,925
Time deposits	4,503	6,327	8,784	13,687
Advances from the Federal Home Loan Bank	3,341	2,255	5,822	5,013
Senior notes	942	942	1,884	1,884
Subordinated notes	361	—	449	—
Junior subordinated debentures	676	609	1,302	1,216
Securities sold under agreements to repurchase	—	1	—	1
Total interest expense	12,222	11,202	21,675	23,962
Net interest income	58,945	49,971	114,590	97,540
Provision for (reversal of) loan losses	—	(5,000)	(10,000)	(5,000)
Net interest income after provision for (reversal of) loan losses	58,945	54,971	124,590	102,540

Noninterest income
Deposits and service fees	4,577	4,284	9,197	8,390
Brokerage, advisory and fiduciary activities	4,439	4,431	9,035	9,034
Loan-level derivative income	1,009	1,293	4,161	1,525
Change in cash surrender value of bank owned life insurance	1,334	1,368	2,676	2,724
Securities (losses) gains, net	(2,602)	1,329	(1,833)	3,911
Cards and trade finance servicing fees	508	388	1,098	727
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	2	(2,488)	(712)	(2,488)
Derivative gains (losses), net	855	—	(490)	—
Other noninterest income	2,809	5,129	3,824	6,074
Total noninterest income	12,931	15,734	26,956	29,897

Noninterest expense
Salaries and employee benefits	30,212	30,796	60,615	57,223
Occupancy and equipment	7,760	5,342	14,485	9,830
Telecommunication and data processing	3,214	3,515	7,252	7,242
Professional and other services fees	6,746	4,693	13,928	8,477
Advertising expenses	3,253	827	6,225	1,143
Other real estate owned valuation expense	3,174	—	3,174	—
Depreciation and amortization	1,294	1,872	2,446	3,658
FDIC assessments and insurance	1,526	1,702	2,922	3,457
Loans held for sale valuation (reversal) expense	(300)	—	159	—
Contract termination costs	2,802	—	6,814	—
Other operating expenses	2,560	2,378	5,039	3,720
Total noninterest expenses	62,241	51,125	123,059	94,750
Income before income tax expense	9,635	19,580	28,487	37,687
Income tax expense	(2,033)	(4,435)	(6,011)	(8,083)
Net income before attribution of noncontrolling interest	7,602	15,145	22,476	29,604
Noncontrolling interest	(72)	(817)	(1,148)	(817)
Net income attributable to Amerant Bancorp Inc.	$7,674	$15,962	$23,624	$30,421
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021

Other comprehensive loss, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(26,442)	$4,937	$(66,079)	$(4,529)
Net unrealized holding gains (losses) on cash flow hedges arising during the period	54	(29)	178	7
Reclassification adjustment for items included in net income	(147)	(1,059)	(275)	(3,384)
Other comprehensive (loss) income	(26,535)	3,849	(66,176)	(7,906)
Comprehensive (loss) income	$(18,861)	$19,811	$(42,552)	$22,515

Earnings Per Share (Note 19):
Basic earnings per common share	$0.23	$0.43	$0.69	$0.81
Diluted earnings per common share	$0.23	$0.42	$0.68	$0.81

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2022

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Repurchase of Class A common stock	(1,643,480)	—	—	(54,820)	—	—	(54,820)	—	(54,820)
Treasury stock retired	—	(165)	(54,655)	54,820	—	—	—	—	—
Restricted stock issued	104,762	10	(10)	—	—	—	—	—	—
Restricted stock surrendered	(15,174)	(2)	(994)	—	—	—	(996)	—	(996)
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—	—
Restricted stock units vested	22,394	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,260	—	—	—	1,260	—	1,260
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	15,950	—	15,950	—	15,950
Dividends paid	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,076)	(1,076)
Other comprehensive loss	—	—	—	—	—	(39,641)	(39,641)	—	(39,641)
Balance at March 31, 2022	34,350,822	$3,434	$208,109	$—	$565,963	$(24,424)	$753,082	$(3,686)	$749,396
Repurchase of Class A common stock	(611,525)	—	—	(17,240)	—	—	(17,240)	—	(17,240)
Treasury stock retired	—	(61)	(17,179)	17,240	—	—	—	—	—
Restricted stock issued	37,938	4	(4)	—	—	—	—	—	—
Restricted stock forfeited	(28,586)	(3)	3	—	—	—	—	—	—
Restricted stock units vested	10,955	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,276	—	—	—	1,276	—	1,276
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	7,674	—	7,674	—	7,674
Dividends paid	—	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Transfer of subsidiary shares from noncontrolling interest	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(72)	(72)
Other comprehensive loss	—	—	—	—	—	(26,535)	(26,535)	—	(26,535)
Balance at June 30, 2022	33,759,604	$3,375	$190,337	$—	$570,588	$(50,959)	$713,341	$(1,891)	$711,450
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2021

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Repurchase of Class B common stock	—	(116,037)	—	—	—	(1,855)	—	—	(1,855)	—	(1,855)
Treasury stock retired	—	—	—	(12)	(1,843)	1,855	—	—	—	—	—
Restricted stock issued	196,015	—	22	—	(22)	—	—	—	—	—	—
Restricted stock surrendered	(713)	—	—	—	(13)	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	757	—	—	—	757	—	757
Net income	—	—	—	—	—	—	14,459	—	14,459	—	14,459
Other comprehensive loss	—	—	—	—	—	—	—	(11,755)	(11,755)	—	(11,755)
Balance at March 31, 2021	29,001,646	8,920,315	$2,904	$892	$304,448	$—	$456,861	$19,909	$785,014	$—	$785,014
Repurchase of Class B common stock	—	(386,195)	—	—	—	(6,540)	—	—	(6,540)	—	(6,540)
Treasury stock retired	—	—	—	(39)	(6,501)	6,540	—	—	—	—	—
Restricted stock forfeited	(7,270)	—	(2)	—	2	—	—	—	—	—	—
Restricted stock units vested	33,780	—	2	—	(2)	—	—	—	—	—	—
Performance share units vested	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(1,213)	—	—	—	(26)	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	—	—	1,626	—	—	—	1,626	—	1,626
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	15,962	—	15,962	—	15,962
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(817)	(817)
Other comprehensive income	—	—	—	—	—	—	—	3,849	3,849	—	3,849
Balance at June 30, 2021	29,028,672	8,534,120	$2,904	$853	$299,547	$—	$472,823	$23,758	$799,885	$(817)	$799,068

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$22,476	$29,604
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Reversal of loan losses	(10,000)	(5,000)
Net premium amortization on securities	4,587	6,999
Depreciation and amortization	2,446	3,658
Stock-based compensation expense	2,536	2,383
Change in cash surrender value of bank owned life insurance	(2,676)	(2,724)
Securities losses (gains), net	1,833	(3,911)
Derivative losses, net	490	—
Loss (gain) on sale of loans, net	302	(3,824)
Deferred taxes and others	4,737	1,200
Loss on early extinguishment of advances from the FHLB, net	712	2,488
Proceeds from sales and repayments of loans held for sale (at fair value)	74,999	899
Originations and purchases of loans held for sale (at fair value)	(130,748)	(2,631)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(14,117)	(1,224)
Accounts payable, accrued liabilities and other liabilities	(6,321)	4,103
Net cash (used in) provided by operating activities	(48,744)	32,020

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(169,383)	(214,273)
Held to maturity securities	(129,996)	(50,274)
Equity securities with readily determinable fair value not held for trading	(12,656)	—
Federal Home Loan Bank stock	(15,199)	(19)
	(327,234)	(264,566)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	127,125	232,518
Held to maturity	9,200	14,733
Federal Home Loan Bank stock	14,507	17,360
Equity securities with readily determinable fair value not held for trading	252	—
	151,084	264,611
Net (increase) decrease in loans	(302,056)	131,882
Proceeds from loan sales	70,132	105,771
Net purchases of premises and equipment and others	(4,493)	(2,268)
Cash paid in business acquisition	—	(1,037)
Net cash (used in) provided by investing activities	(412,567)	234,393

Cash flows from financing activities
Net increase in demand, savings and money market accounts	655,414	351,786
Net decrease in time deposits	(83,431)	(408,521)
Proceeds from Advances from the Federal Home Loan Bank	580,000	285,500
Repayments of Advances from the Federal Home Loan Bank	(560,712)	(529,618)
Proceeds from issuance of subordinated notes, net of issuance costs	29,146	—
Repurchase of common stock - Class A	(72,060)	—
Dividend paid	(6,203)	—
Repurchase of common stock - Class B	—	(8,395)
Common stock surrendered	(996)	(39)
Net cash provided by (used in) financing activities	541,158	(309,287)
Net increase (decrease) in cash and cash equivalents	79,847	(42,874)

Cash, cash equivalents and restricted cash
Beginning of period	274,208	214,386
End of period	$354,055	$171,512
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid:
Interest	$19,461	$26,106
Income taxes	19,614	8,398
Right-of-use assets obtained in exchange for new lease obligations	4,480	—
Initial recognition of operating lease right-of-use assets	—	55,670
Initial recognition of operating lease liabilities	—	56,024
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	16,056	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 80.0%-owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company acquired in November 2019 (the “Cayman Bank”).

The Company’s Class A common stock, par value $0.10 per common share, is listed and traded on the Nasdaq Global Select Market under the symbol “AMTB”.

Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities. During the six months ended June 30, 2022, the Company recorded estimated contract termination and related costs of approximately $6.8 million in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021. The Company currently expects to incur no additional significant contract termination costs in connection with the implementation of this agreement.
During the six months ended June 30, 2022, the Company recorded severance costs of approximately $1.4 million primarily related to the reorganization of its business-generating units in the period ($3.3 million in the six months ended June 30, 2021 primarily in connection with the departure of the Company’s COO and elimination of various support function positions in the period). These costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive (loss) income. Other restructuring expenses during the six months ended June 30, 2022 and 2021 included: (i) a lease impairment charge of $1.6 million and $0.8 million in the six months ended June 30, 2022 and 2021, respectively, mainly related to the closing of a branch in Pembroke Pines, Florida in 2022, and in connection with the closure of the loan production office in New York in 2021, and (ii) consulting and other professional fees of $1.3 million and $0.2 million, respectively, in the six months ended June 30, 2022 and 2021, respectively, mainly related to consulting services received in the period and other expenses.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). In the six months ended June 30, 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Common Stock Repurchase Program.
In the six months ended June 30, 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock stock repurchased in the first half of 2022. As of June 30, 2022, there were no shares of Class A common stock held as treasury stock.
For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 4, 2022 (the “Form 10-K”).
Amerant Mortgage
On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. This additional contribution had no material impact to the Company’s share of the results of operations of Amerant Mortgage for the three months ended March 31, 2022. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, the Company reduced its Additional Paid-in Capital by a total of 1.9 million with a corresponding increase to the equity attributable to Noncontrolling Interest.

Employee Stock Purchase Plan

On June 8, 2022, the shareholders of the Company approved the Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (the “ESPP” or the “Plan”). The purpose of the Plan is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. All named executive officers, and all other executive officers of the Company who were eligible as of the enrollment deadline for the first offering period elected to participate in the Plan. For further information, see the Company’s proxy statement for the annual meeting of shareholders held on June 8, 2022, filed with the SEC on April 28, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Amerant Florida Merger

On July 20, 2022, the Company’s Board of Directors approved an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), would merge with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). In connection with the Amerant Florida Merger, the Company will assume all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger will have no impact to the Company’s consolidated financial condition and results of operations. See Note 10 to the Company’s consolidated financial statements on the Form 10-K, for additional information on the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures.

COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. Prior to 2022, the COVID-19 pandemic adversely affected the economy, including lower interest rates, and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first half of 2021. As of June 30, 2022, there were no loans under the deferral and/or forbearance options. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance options. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered troubled debt restructuring (“TDRs”). See Note 1 to the Company’s consolidated financial statements on the Form 10-K for more details on loan modification programs.

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

Section 107 of the JOBS Act provides that, as an “emerging growth company”, or EGC, the Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In 2019, the Federal bank regulators recognized or permitted public companies that are EGCs to delay the adoption of accounting pronouncements until those standards would otherwise apply to private companies. Since we became a publicly traded company, the Company has been taking advantage of the benefits of this extended transition period, and will continue to do so for as long as it is available and it is consistent with bank regulatory requirements. Based on the aggregate worldwide market value of the voting and non-voting common stock held by the Company’s non-affiliates as of the last business day of the second quarter of 2022, the Company determined that it will be deemed a large accelerated filer effective as of December 31, 2022. Consequently, the Company will no longer be able to benefit from any extended transition period for complying with new or revised accounting standards, beginning as of December 31, 2022, and applied retroactively effective January 1, 2022.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the six months ended June 30, 2022, noninterest expenses include $6.8 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.
Reclassifications

In the three and six month periods ended June 30, 2022, advertising expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Prior to 2022, these expenses were presented as a component of other noninterest expenses in the Company’s consolidated statement of operations and comprehensive (loss) income.
c) Recently Issued Accounting Pronouncements
The Company adopted no new accounting pronouncements as of and for the six months ended June 30, 2022.
Issued and Not Yet Adopted
For a complete summary of accounting guidance, see Note 1 to the Company’s audited consolidated financial statements in the Form 10-K.
New Guidance on Accounting for Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued the new guidance on accounting for current expected credit losses on financial instruments (“CECL”) The new guidance introduces an approach based on expected losses to estimate credit losses on various financial instruments, including loans. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

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

In November 2019, the FASB amended the effective date of the new guidance on CECL. Previously, the amendments and related new guidance on CECL was effective for fiscal years beginning after December 15, 2021, and interim periods within those years, for private companies. The new guidance on CECL is now effective for fiscal years beginning after December 15, 2022, and interim periods within those years. Early adoption is still permitted. The new guidance on CECL is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, for public companies.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company will no longer be deemed an EGC effective as of December 31, 2022. Therefore, adoption of the new guidance on CECL will be required on the Company’s consolidated financial statements as of and for the reporting period ending that date. In preparation for adoption of CECL in the fourth quarter of 2022, the Company formed a working group in 2021 comprised of individuals from various functional areas, including, but not limited to, credit, risk management and finance. The working group continues to work through its implementation plan which includes documentation and assessment of processes, data inputs and necessary internal controls; validation and refinement of credit loss estimation techniques; and documentation of policies and procedures. The Company selected a third-party software and advisory service provider to aid with the implementation of CECL. The Company is currently conducting runs of the CECL model and the incurred-loss model in parallel, and a third-party vendor has performed the first validation of the model. A second validation of the CECL model is expected to be completed in the fourth quarter of 2022. The new model will include additional assumptions used to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. Based on preliminary modeling results, the Company expects to recognize an increase in the allowance for credit losses (“ACL”) as of January 1, 2022, the beginning of the reporting period of adoption, which may range from $12 million to $25 million. This estimate is subject to further refinement based on continuing reviews of the model, testing and validation of credit loss estimation techniques; the composition of the Company’s loan and debt securities portfolios; and current and forecasted macroeconomic conditions. Under the CECL model, the Company does not expect a material ACL to be recorded on debt securities held to maturity upon adoption, as these securities are issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies. The Company expects to finalize the estimated impact of adopting CECL as of January 1, 2022, during the third quarter of 2022. Upon adoption in the fourth quarter of 2022, the Company will record the final impact of CECL as a one-time cumulative effect adjustment to retained earnings as of January 1, 2022, the beginning of the reporting period of adoption. Additionally, the Company will record the final impact of CECL in the Company’s previous credit loss estimates recorded during each of the quarters in the year ending December 31, 2022 as an adjustment to its ACL in the Company’s consolidated balance sheet as of December 31, 2022, and a credit loss provision in the Company’s consolidated statement of income for the year then ended. See Note 5 Allowance for Loan Losses for summarized information on the allocation of the allowance for loans losses by impairment methodology and loan segment as of June 30, 2022 and 2021. In addition, the Company does not expect a material ACL to be recorded as of January 1, 2022 on debt securities available for sale with respect to the evaluation of impairment due to credit losses, as the majority of these securities are issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies, or otherwise are of high credit quality when issued by private corporates.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
New Guidance on Fair Value Hedges
In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to nonprepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company is in the process of reviewing this new guidance to determine whether it would have a material impact on the Company’s consolidated financial statements when adopted.
New Guidance on Troubled Debt Restructurings
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
New Guidance for Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
On June 30, 2022, the FASB issued new guidance to improve fair value guidance for equity securities subject to contractual sale restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements when adopted.

d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

2. Interest Earning Deposits with Banks and Restricted Cash
At June 30, 2022 and December 31, 2021, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $303 million and $241 million, respectively. At June 30, 2022 and December 31, 2021, the average interest rate on these deposits was approximately 0.54% and 0.12%, respectively. These deposits have no stated maturity dates.

At June 30, 2022, the Company had restricted cash balances of $21.8 million. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers. We had no restricted cash balances as of December 31, 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$452,019	$548	$(25,286)	$427,281
Corporate debt securities (2)	352,603	350	(18,937)	334,016
U.S. government agency debt securities (1) (2)	385,081	167	(29,404)	355,844
Collateralized loan obligations	5,000	—	(225)	4,775
Municipal bonds (1)	1,917	—	(22)	1,895
U.S. treasury securities	994	—	(4)	990
Total debt securities available for sale	$1,197,614	$1,065	$(73,878)	$1,124,801
__________________
(1)Includes residential mortgage-backed securities. As of June 30, 2022, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $708.8 million and fair value of $661.4 million.
(2)Includes commercial mortgage-backed securities. As of June 30, 2022, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $112.0 million and fair value of $104.1 million.

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities (1) (2)	$443,892	$9,319	$(2,438)	$450,773
Corporate debt securities (2)	348,576	10,143	(929)	357,790
U.S. government agency debt securities (1) (2)	362,323	1,953	(2,370)	361,906
U.S. treasury securities	2,501	1	—	2,502
Municipal bonds (1)	2,252	96	—	2,348
Total debt securities available for sale	$1,159,544	$21,512	$(5,737)	$1,175,319
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2021, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $654.7 million and fair value of $661.3 million.
(2)Includes residential mortgage-backed securities. As of December 31, 2021, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $123.5 million and fair value of $123.8 million.
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $10.1 million and $12.5 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three and six month periods ended June 30, 2022 and 2021, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sales, redemptions and calls of debt securities available for sale	$145	$29,261	$14,158	$73,115

Gross realized gains	$—	$1,254	$49	$4,201
Gross realized losses	—	—	—	—
Realized gains, net on sales of debt investment securities	$—	$1,254	$49	$4,201

The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	214	$358,450	$(20,844)	59	$27,285	$(4,442)	$385,735	$(25,286)
Corporate debt securities	59	281,759	(17,673)	3	9,695	(1,264)	291,454	(18,937)
U.S. government agency debt securities	68	233,494	(20,012)	83	112,706	(9,391)	346,200	(29,404)
Municipal bonds	3	1,895	(22)	—	—	—	1,895	(22)
U.S. treasury securities	1	991	(4)	—	—	—	991	(4)
Collateralized loan obligations	1	4,775	(225)	—	—	—	4,775	(225)
	346	$881,364	$(58,780)	145	$149,686	$(15,097)	$1,031,050	$(73,878)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	29	$54,562	$(1,434)	59	$25,526	$(1,004)	$80,088	$(2,438)
Corporate debt securities	8	52,672	(259)	3	10,286	(670)	62,958	(929)
U.S. government agency debt securities	35	200,051	(1,177)	69	52,109	(1,193)	252,160	(2,370)
	72	$307,285	$(2,870)	131	$87,921	$(2,867)	$395,206	$(5,737)

At June 30, 2022 and December 31, 2021, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Investments in corporate debt available for sale as of June 30, 2022 include securities considered “investment-grade-quality” primarily issued by financial institutions, with a fair value of $257.0 million ($43.4 million at December 31, 2021), which had total unrealized losses of $15.2 million at that date ($0.3 million at December 31, 2021); and securities considered “non-investment-grade-quality” from issuers in the mortgage, communications, and technology industries, with a fair value of $34.5 million ($19.6 million at December 31, 2021), which had total unrealized losses of $3.7 million at that date ($0.6 million at December 31, 2021). Unrealized losses on corporate debt securities and municipal bonds are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company considers these securities are not other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and generally present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Debt securities held to maturity
Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$61,818	$—	$(5,512)	$56,306
U.S. government sponsored enterprise debt securities(1) (2)	176,803	—	(6,585)	170,218
Total debt securities held to maturity	$238,621	$—	$(12,097)	$226,524
__________________
(1)Includes residential mortgage-backed securities. As of June 30, 2022, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $210.1 million and fair value of $199.8 million.
(2)Includes commercial mortgage-backed securities. As of June 30, 2022, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $28.5 million and fair value of $26.6 million.

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$66,307	$62	$(363)	$66,006
U.S. government sponsored enterprise debt securities (1) (2)	51,868	1,581	(378)	53,071
Total debt securities held to maturity	$118,175	$1,643	$(741)	$119,077
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2021,we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $89.4 million and fair value of $88.7 million.
(2)Includes commercial mortgage-backed securities. As of December 31, 2021, includes total commercial mortgage-backed securities with amortized cost of $28.8 million and fair value of $30.4 million.

The Company’s investment in debt securities held to maturity with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	11	$54,810	$(5,459)	1	$1,496	$(53)	$56,306	$(5,512)
U.S. government sponsored enterprise debt securities	33	161,295	(4,326)	1	8,923	(2,259)	170,218	(6,585)
	44	$216,105	$(9,785)	2	$10,419	$(2,312)	$226,524	$(12,097)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	11	$61,037	$(363)	—	$—	$—	$61,037	$(363)
U.S. government sponsored enterprise debt securities	2	22,669	(378)	—	—	—	22,669	(378)
	13	$83,706	$(741)	—	$—	$—	$83,706	$(741)
Contractual maturities
Contractual maturities of debt securities at June 30, 2022 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$20,380	$20,391	$—	$—
After 1 year through 5 years	91,671	89,715	7,170	6,366
After 5 years through 10 years	307,508	290,983	13,339	12,732
After 10 years	778,055	723,712	218,112	207,426
	$1,197,614	$1,124,801	$238,621	$226,524
b) Equity securities with readily available fair value not held for trading
As of June 30, 2022 and December 31, 2021, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million and $0.3 million, and fair value of $10.8 million $0.3 million, respectively. These equity securities have no stated maturities. The Company recognized net unrealized losses of $2.6 million and gains of $22 thousand in the three months ended June 30, 2022 and 2021, respectively, and unrealized losses of $1.9 million and unrealized losses of $0.4 million in the six months ended June 30, 2022 and 2021, respectively, related to the change in market value of these equity securities.

c) Securities Pledged

As of June 30, 2022 and December 31, 2021, the Company had $179.5 million and $142.8 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	June 30, 2022	December 31, 2021
Real estate loans
Commercial real estate
Non-owner occupied	$1,530,293	$1,540,590
Multi-family residential	532,066	514,679
Land development and construction loans	288,581	327,246
	2,350,940	2,382,515
Single-family residential	727,712	661,339
Owner occupied	954,538	962,538
	4,033,190	4,006,392
Commercial loans	1,122,248	965,673
Loans to financial institutions and acceptances	13,250	13,710
Consumer loans and overdrafts	557,443	423,665
Total loans held for investment	$5,726,131	$5,409,440

At June 30, 2022 and December 31, 2021, loans with an outstanding principal balance of $1.1 billion were pledged as collateral to secure advances from the FHLB.
The amounts above include loans under syndication facilities of approximately $322 million and $373 million at June 30, 2022 and December 31, 2021, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $477.3 million and $297.0 million at June 30, 2022 and December 31, 2021, respectively.

International loans included above were $93.3 million and $99.6 million at June 30, 2022 and December 31, 2021, respectively. These loans are net of collateral of cash, cash equivalents or other financial instruments totaling $53.5 million and $21.1 million as of June 30, 2022 and December 31, 2021, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analysis of the loan portfolio held for investment by class, including nonaccrual loans, as of June 30, 2022 and December 31, 2021 are summarized in the following tables:

	June 30, 2022
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,530,293	$1,530,293	$—	$—	$—	$—	$1,251	$—
Multi-family residential	532,066	532,066	—	—	—	—	—	—
Land development and construction loans	288,581	288,581	—	—	—	—	—	—
	2,350,940	2,350,940	—	—	—	—	1,251	—
Single-family residential	727,712	726,283	—	347	1,082	1,429	2,755	162
Owner occupied	954,538	950,121	4,034	—	383	4,417	9,558	—
	4,033,190	4,027,344	4,034	347	1,465	5,846	13,564	162
Commercial loans	1,122,248	1,115,115	54	485	6,594	7,133	8,987	—
Loans to financial institutions and acceptances	13,250	13,250	—	—	—	—	—	—
Consumer loans and overdrafts	557,443	557,380	12	5	46	63	2,398	42
	$5,726,131	$5,713,089	$4,100	$837	$8,105	$13,042	$24,949	$204

	December 31, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,540,590	$1,540,590	$—	$—	$—	$—	$7,285	$—
Multi-family residential	514,679	514,679	—	—	—	—	—	—
Land development and construction loans	327,246	327,246	—	—	—	—	—	—
	2,382,515	2,382,515	—	—	—	—	7,285	—
Single-family residential	661,339	657,882	990	412	2,055	3,457	5,126	—
Owner occupied	962,538	961,132	—	—	1,406	1,406	8,665	—
	4,006,392	4,001,529	990	412	3,461	4,863	21,076	—
Commercial loans	965,673	939,685	277	1,042	24,669	25,988	28,440	—
Loans to financial institutions and acceptances	13,710	13,710	—	—	—	—	—	—
Consumer loans and overdrafts	423,665	423,624	22	7	12	41	257	8
	$5,409,440	$5,378,548	$1,289	$1,461	$28,142	$30,892	$49,773	$8

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	June 30, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$44,568	$110,271
Multi-family residential	20,684	31,606
	65,252	141,877
Owner occupied	1,297	1,318
Total real estate loans	66,549	143,195
Less: valuation allowance	159	—
Total loans held for sale at the lower of fair value or cost	66,390	143,195

Loans held for sale at fair value
Land development and construction loans	2,366	—
Single-family residential	52,497	14,905
Total loans held for sale at fair value (1)	54,863	14,905
Total loans held for sale (2)	$121,253	$158,100
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status as of June 30, 2022.

In the first quarter of 2022, the Company completed the sale of approximately $57.3 million in loans held for sale carried at the lower of fair value or cost related to the New York portfolio, at their par value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses (“ALL”) for the three and six month periods ended June 30, 2022 and 2021, and its allocation by impairment methodology and the related investment in loans, net as of June 30, 2022 and 2021 are summarized in the following tables:

	Three Months Ended June 30, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$12,362	$33,419	$41	$10,229	$56,051
Provision for (reversal of) loan losses	1,794	(564)	(41)	(1,189)	—
Loans charged-off
Domestic	—	(4,605)	—	(915)	(5,520)
International	—	—	—	—	—
Recoveries	10	1,396	—	90	1,496
Balance at end of the period	$14,166	$29,646	$—	$8,215	$52,027

	Six Months Ended June 30, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$17,952	$38,979	$42	$12,926	$69,899
Reversal of loan losses	(3,800)	(3,149)	(42)	(3,009)	(10,000)
Loans charged-off
Domestic	—	(7,880)	—	(1,958)	(9,838)
International	—	—	—	(4)	(4)
Recoveries	14	1,696	—	260	1,970
Balance at end of the period	$14,166	$29,646	$—	$8,215	$52,027

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$453	$4,820	$—	$2,438	$7,711
Collectively evaluated	13,713	24,826	—	5,777	44,316
	$14,166	$29,646	$—	$8,215	$52,027
Investment in loans, net of unearned income:
Individually evaluated	$1,251	$21,043	$—	$5,394	$27,688
Collectively evaluated	2,317,371	2,219,390	13,250	1,148,432	5,698,443
	$2,318,622	$2,240,433	$13,250	$1,153,826	$5,726,131

	Three Months Ended June 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$48,291	$49,202	$1	$13,446	$110,940
(Reversal of) provision for loan losses	(9,713)	5,017	—	(304)	(5,000)
Loans charged-off
Domestic	—	(1,688)	—	(844)	(2,532)
International	—	—	—	—	—
Recoveries	70	517	—	190	777
Balance at end of the period	$38,648	$53,048	$1	$12,488	$104,185

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$50,227	$48,130	$1	$12,544	$110,902
(Reversal of) provision for loan losses	(11,649)	5,719	—	930	(5,000)
Loans charged-off
Domestic	—	(1,923)	—	(1,275)	(3,198)
International	—	—	—	—	—
Recoveries	70	1,122	—	289	1,481
Balances at end of the period	$38,648	$53,048	$1	$12,488	$104,185

	June 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$11,665	$22,869	$—	$1,232	$35,766
Collectively evaluated	26,983	30,179	1	11,256	68,419
	$38,648	$53,048	$1	$12,488	$104,185
Investment in loans, net of unearned income:
Individually evaluated	$58,342	$58,076	$—	$7,627	$124,045
Collectively evaluated	2,633,318	2,049,944	15,333	784,133	5,482,728
	$2,691,660	$2,108,020	$15,333	$791,760	$5,606,773

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2022	$11,566	$—	$—	$—	$11,566
2021	$—	$102,247	$—	$2,351	$104,598

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2022	$11,566	$—	$—	$1,313	$12,879
2021	$—	$102,247	$—	$3,524	$105,771

The following is a summary of impaired loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$1,251	$—	$1,251	$12,469	$1,313	$453
Multi-family residential	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—
	1,251	—	1,251	12,469	1,313	453
Single-family residential	1,330	1,666	2,996	4,734	2,970	251
Owner occupied	382	9,177	9,559	10,009	9,410	127
	2,963	10,843	13,806	27,212	13,693	831
Commercial loans	8,345	3,139	11,484	25,908	13,427	4,693
Consumer loans and overdrafts	2,398	—	2,398	868	2,398	2,187
	$13,706	$13,982	$27,688	$53,988	$29,518	$7,711
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
_______________
(1)Average using trailing four quarter balances.

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$1,313	1	$1,452
Single-family residential	1	267	1	258
Owner occupied	4	5,915	4	6,213
	6	7,495	6	7,923
Commercial loans	11	4,192	11	5,005
Total (1)(2)	17	$11,687	17	$12,928
______________
(1)As of June 30, 2022 and December 31, 2021, includes a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $8.3 million and $9.1 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of June 30, 2022 and December 31, 2021, this relationship included two residential loans totaling $1.4 million and one commercial loan of $0.7 million, which were not modified. During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $0.5 million and $0.8 million at June 30, 2022 and  December 31, 2021, respectively, are adequate to cover probable losses given current facts and circumstances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
(2)There were no new TDRs in the three months ended June 30, 2022. In addition, during the three months ended June 30, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Loans by Credit Quality Indicators
Loans by credit quality indicators as of June 30, 2022 and December 31, 2021 are summarized in the following tables:

	June 30, 2022
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,499,237	$29,799	$—	$1,257	$—	$1,530,293
Multi-family residential	532,066	—	—	—	—	532,066
Land development and construction loans	288,581	—	—	—	—	288,581
	2,319,884	29,799	—	1,257	—	2,350,940
Single-family residential	724,701	—	3,011	—	—	727,712
Owner occupied	944,889	—	9,649	—	—	954,538
	3,989,474	29,799	12,660	1,257	—	4,033,190
Commercial loans	1,104,108	7,873	9,663	604	—	1,122,248
Loans to financial institutions and acceptances	13,250	—	—	—	—	13,250
Consumer loans and overdrafts	555,045	—	2,398	—	—	557,443
	$5,661,877	$37,672	$24,721	$1,861	$—	$5,726,131

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $0.7 billion and $0.8 billion at June 30, 2022 and December 31, 2021, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $346 million and $423 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, brokered time deposits amounted to $318 million and $290 million, respectively.

7.Advances from the Federal Home Loan Bank
At June 30, 2022 and December 31, 2021, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At June 30, 2022	At December 31, 2021
			(in thousands)
2023	0.62% to 1.06%	Fixed	104,566	104,317
2024	1.68%	Fixed	100,000	—
2025 and after (1)	0.62% to 3.07%	Fixed	625,958	705,260
			$830,524	$809,577
_______________
(1)There were no callable advances from the FHLB as of June 30, 2022. As of December 31, 2021, there were $530 million in callable advances from the FHLB with fixed interest rates raging from 0.62% to 0.97%.

In the first quarter of 2022, the Company incurred a loss of $0.7 million on the early repayment of $180 million in callable advances from the FHLB. In the second quarter of 2022, the Company repaid $350.0 million in callable advances from the FHLB which did not result in any gains or losses recorded during the period.

8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of June 30, 2022, these Senior Notes amounted to $59.1 million, net of direct unamortized issuance costs of $0.9 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are fully and unconditionally guaranteed by our wholly-owned intermediate holding company subsidiary Amerant Florida.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

9.Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of June 30, 2022, these Subordinated Notes amounted to $29.2 million, net of direct unamortized issuance costs of $0.8 million.

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

The Subordinated Notes were offered and sold by the Company in a private placement offering in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act. In connection with the sale and issuance of the Subordinated Notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed to take certain actions to provide for the exchange of the Subordinated Notes for subordinated notes that are registered under the Securities Act and will have substantially the same terms.

On June 21, 2022, the Company successfully completed the exchange of all of its outstanding Subordinated Notes for an equal principal amount of its registered 4.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Registered Subordinated Notes”). The terms of the Registered Subordinated Notes are substantially identical to the terms of the Subordinated Notes, except that the Registered Subordinated Notes are not subject to the transfer restrictions, registration rights and additional interest provisions (under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations) applicable to the Subordinated Notes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

10. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	$9,250	$9,537	$9,250	$9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Derivative Instruments
At June 30, 2022 and December 31, 2021, the fair values of the Company’s derivative instruments were as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$77	$17	$—	$615
Interest rate swaps not designated as hedging instruments:
Customers	1,090	34,582	18,858	1,923
Third party broker	34,582	1,090	1,923	18,858
	35,672	35,672	20,781	20,781
Interest rate caps not designated as hedging instruments:
Customers	—	3,969	—	764
Third party broker	3,191	—	477	—
	3,191	3,969	477	764
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	745		581	—
Forward contracts	78	41	31	38
	823	41	612	38
	$39,763	$39,699	$21,870	$22,198

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

At June 30, 2022 and December 31, 2021, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the second half of 2022. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at June 30, 2022 and December 31, 2021 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized losses related to these interest rate swap contracts of $0.1 million and $0.2 million in the three months ended June 30, 2022 and 2021, respectively, and $0.4 million in each of the six months ended June 30, 2022 and 2021. These unrealized losses were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of June 30, 2022, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next six months amounted to $0.4 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million in each of the three months ended June 30, 2022 and 2021, and $0.7 million in each of the six months ended June 30, 2022 and 2021, as a reduction of interest expense on FHLB advances as a result of this amortization.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps
At June 30, 2022 and December 31, 2021, the Company had 125 and 109 interest rate swap contracts with customers, respectively, with total notional amounts of $769.1 million and $595.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, as of June 30, 2022 and December 31, 2021, the Company had interest rate swap mirror contracts with third party brokers with similar terms.

The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of June 30, 2022 and December 31, 2021, the Company had two swap participation agreements with total notional amounts of approximately $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of June 30, 2022 and December 31, 2021, the fair value of swap participation agreements was not significant.
Interest Rate Caps

At June 30, 2022 and December 31, 2021, the Company had 16 and 19 interest rate cap contracts with customers with total notional amounts of $280.7 million and $432.0 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at June 30, 2022 and December 31, 2021, the Company had 10 and 9 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $156.9 million and $190.7 million, respectively.

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million at June 30, 2022. These interest rate caps serve to partially offset changes in the estimated fair value of interest rate cap contracts with customers at June 30, 2022.

Mortgage Derivatives

Since the second quarter of 2021, the Company has entered into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At June 30, 2022 and December 31, 2021, the Company had interest rate lock commitments with notional amounts of $83.0 million and $17.9 million, respectively, and forward contracts with notional amounts of $30.7 million and $16.5 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized loss of $0.1 million and $36 thousand in the three months ended June 30, 2022 and 2021, respectively, and an unrealized gain of $0.2 million and an unrealized loss of $36 thousand in the six moths ended June 30, 2022 and 2021, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

As of June 30, 2022 and December 31, 2021, the aggregate fair value of interest rate swaps in a liability position was $35.7 million and $21.4 million, respectively.

Some agreements may require pledging of securities when the valuation of a interest rate swap falls below a certain amount. At June 30, 2022 and December 31, 2021, there were $0.7 million and $2.0 million, respectively, in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $17 thousand and $0.6 million, respectively. In addition, at December 31, 2021, there were $23.4 million in debt securities available for sale pledged as collateral to secure interest rate swaps with third-party brokers not designated as hedging instruments, with a fair value of $18.9 million. As of June 30, 2022, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

12.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 44 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.4 million and $0.3 million in variable lease payments during the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. In addition, the Company recorded $1.6 million and $0.8 million, respectively, of ROU asset impairment charges associated with the closure of a branch in Pembroke Pines, Florida in 2022, and in connection with the closure of the NYC loan production office in 2021. These impairments were recorded as occupancy and equipment expense on the consolidated statements of income.
Lease costs for the three and six month periods ended June 30, 2022 and 2021 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$4,368	$1,914	$8,730	$3,823
Short-term lease cost	22	21	44	176
Variable lease cost	443	334	890	667
Sublease income	(866)	—	(1,637)	(108)
Total lease cost, net	$3,967	$2,269	$8,027	$4,558
Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from this source was $0.7 million in each of the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.3 million in the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company had a right-of-use asset of $139.4 million and $141.1 million and total operating lease liability of $143.5 million and $143.0 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had a short-term lease liability of $5.7 million and $6.4 million, respectively, included in other liabilities in the consolidated balance sheet.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following table provides supplemental information to leases as of and for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	3,672	1,771	7,312	3,536
Operating lease right-of-use asset obtained in exchange for operating lease liability	1,629	1,038	3,223	2,082
Weighted average remaining lease term for operating leases	18.7 years	21.0 years	18.7 years	21.0 years
Weighted average discount rate for operating leases	5.92%	5.75%	5.92%	5.75%

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2022. Presented below is the remaining six months of 2022 shown and thereafter:

(in thousands)
For the remaining six months of 2022	$7,156
2023	12,457
2024	12,453
2025	12,398
2026	12,589
Thereafter	191,688
Total undiscounted cash flows	248,741
Less: implied interest	(105,241)
Total lease obligations	$143,500

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
13.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 13 to the Company’s audited consolidated financial statements in the Form 10-K for more information on the 2018 Equity Plan, the Long-Term Incentive (LTI) Plan and stock-based compensation awards for the year ended December 31, 2021, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”).
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the six months ended June 30, 2022:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	229,779	$18.61
Granted	142,700	32.68
Vested	(58,210)	16.59
Forfeited	(29,586)	23.46
Non-vested shares at June 30, 2022	284,683	$25.57

In the first quarter of 2022, the Company granted an aggregate of 105,912 RSAs to various executive officers and other employees, under the LTI Plan. The fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $33.98 per RSA. These RSAs will vest in three equal installments on each of the first three anniversaries of the grant date.
In the second quarter of 2022, the Company granted an aggregate of 36,788 RSAs to various employees, under the LTI Plan. The weighted average fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $28.95 per RSA. These RSAs will vest in three equal installments on each of the first three anniversaries of the grant date.
The Company recorded compensation expense related to the restricted stock awards of $0.8 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively and $1.6 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively. The total unamortized deferred compensation expense of $5.0 million for all unvested restricted stock outstanding at June 30, 2022 will be recognized over a weighted average period of 1.7 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs during the six months ended June 30, 2022:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	121,739	$17.21	6,573	$22.82	128,312	$17.62	110,784	$13.57
Granted	51,839	31.82	—	—	51,839	31.82	26,415	33.63
Vested	(47,883)	18.06	(6,573)	22.82	(54,456)	18.63	—	—
Forfeited	—	—	—	—	—	—	—	—
Non-vested, end of year	125,695	$22.91	—	$—	125,695	$23.04	137,199	$17.43

On February 16, 2022, the Company granted an aggregate of 29,414 RSUs, including: (i) 26,414 RSUs granted to various executive officers under the LTI Plan, and (ii) 3,000 RSUs granted to one executive officer as a one-time recognition award, under the 2018 Equity Plan. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $33.98 per RSU. These RSUs will vest in three equal installments on each of the first three anniversaries of the grant date.

On February 16, 2022, the Company granted a target of 26,415 PSUs to various executive officers under the LTI Plan. These PSUs generally vest at the end of a three-year performance period, but only result in the issuance of shares of Class A common stock if the Company achieves a performance target. The Company used an option pricing model to estimate fair value of the PSUs granted which was $33.63 per PSU.

On June 8, 2022, the Company granted 5,175 stock-settled RSUs to one executive officer. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $28.98 per RSU. These RSUs will vest in three equal installments on each of the first three anniversaries of the grant date.

On June 9, 2022, the Company granted 17,250 stock-settled RSUs to its independent directors. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $28.98 per RSU. These RSUs will vest within one year.

The Company recorded compensation expense related to RSUs and PSUs of $0.5 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $1.2 million during the six months ended June 30, 2022 and 2021, respectively. The total unamortized deferred compensation expense of $3.5 million for all unvested stock-settled RSUs and PSUs outstanding at June 30, 2022 will be recognized over a weighted average period of 1.7 years.

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
The effective combined federal and state tax rates for the six months ended June 30, 2022 and 2021 were 21.10% and 21.45%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15.    Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2022			December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale	$(72,813)	$18,685	$(54,128)	$15,775	$(3,788)	$11,987
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	4,270	(1,101)	3,169	4,275	(1,045)	$3,230
Total (AOCL) AOCI	$(68,543)	$17,584	$(50,959)	$20,050	$(4,833)	$15,217
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended June 30,
	2022			2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(35,546)	$9,104	$(26,442)	$6,401	$(1,464)	$4,937
Reclassification adjustment for net gains included in net income	—	—	—	(1,254)	294	(960)
	(35,546)	9,104	(26,442)	5,147	(1,170)	3,977
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	73	(19)	54	(39)	10	(29)
Reclassification adjustment for net interest income included in net income	(198)	51	(147)	(130)	31	(99)
	(125)	32	(93)	(169)	41	(128)
Total other comprehensive (loss) income	$(35,671)	$9,136	$(26,535)	$4,978	$(1,129)	$3,849

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2022			2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(88,539)	$22,460	$(66,079)	$(6,127)	$1,598	$(4,529)
Reclassification adjustment for net gains included in net income	(49)	13	(36)	(4,201)	1,015	(3,186)
	(88,588)	22,473	(66,115)	(10,328)	2,613	(7,715)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	317	(139)	178	8	(1)	7
Reclassification adjustment for net interest income included in net income	(322)	83	(239)	(261)	63	(198)
	(5)	(56)	(61)	(253)	62	(191)
Total other comprehensive loss	$(88,593)	$22,417	$(66,176)	$(10,581)	$2,675	$(7,906)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
16. Stockholders’ Equity
a) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of June 30, 2022 and December 31, 2021 were 33,759,604 and 35,883,320, respectively.
In the six months ended June 30, 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock stock repurchased in the first half of 2022. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock held as treasury stock.
Stock-Based Compensation Awards

The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See Note 13 “Stock-Based Incentive Compensation Plan” for additional information about common stock transactions under the Company’s 2018 Equity Plan.
b) Dividends
On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2022 to shareholders of record at the close of business on February 11, 2022. The aggregate amount in connection with this dividend was $3.2 million.
On April 13, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on May 31, 2022 to shareholders of record at the close of business on May 13, 2022. The aggregate amount in connection with this dividend was $3.0 million.
On July 20, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on August 31, 2022 to shareholders of record at the close of business on August 17, 2022.
17.    Contingencies
The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these proceedings will not have a significant effect on the Company’s consolidated financial position or results of operations.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2022 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$917,158
Standby letters of credit	17,101
Commercial letters of credit	244
$934,503

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
18.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$427,281	$—	$427,281
Corporate debt securities	—	334,016	—	334,016
U.S. government agency debt securities	—	355,844	—	355,844
Collateralized loan obligations		4,775		4,775
Municipal bonds	—	1,895	—	1,895
U.S treasury securities	—	990	—	990
	—	1,124,801	—	1,124,801
Trading securities	103	—	—	103
Equity securities with readily determinable fair values not held for trading	10,767	—	—	10,767
	10,870	1,124,801	—	1,135,671
Mortgage loans held for sale (at fair value)	—	54,863	—	54,863
Bank owned life insurance	—	225,682	—	225,682
Other assets
Mortgage servicing rights (MSRs)	—	—	935	935
Derivative instruments	—	39,763	—	39,763
	$10,870	$1,445,109	$935	$1,456,914
Liabilities
Other liabilities
Derivative instruments	$—	$39,699	$—	$39,699

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$450,773	$—	$450,773
Corporate debt securities	—	357,790	—	357,790
U.S. government agency debt securities	—	361,906	—	361,906
U.S treasury securities	—	2,502	—	2,502
Municipal bonds	—	2,348	—	2,348
	—	1,175,319	—	1,175,319
Equity securities with readily determinable fair values not held for trading	—	252	—	252
		1,175,571	—	1,175,571
Mortgage loans held for sale (at fair value)	—	14,905	—	14,905
Bank owned life insurance	—	223,006	—	223,006
Other assets
Mortgage servicing rights (MSRs)	—	—	636	636
Derivative instruments	—	21,870	—	21,870
	$—	$1,435,352	$636	$1,435,988
Liabilities
Other liabilities
Derivative instruments	$—	$22,198	$—	$22,198

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$8,662	$—	$—	$8,662	$—
Other Real Estate Owned	6,545	—	—	6,545	3,254
Loans held for sale at the lower cost or fair value	66,390	—	66,390	—	159
	$81,597	$—	$66,390	$15,207	$3,413

	December 31, 2021
(in thousands)	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$24,753		$—	$—	$24,753	$26,334
Other Real Estate Owned	9,720		—	—	9,720	80
	$34,473	$—	$—	$—	$34,473	$26,414

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$238,621	$226,524	$118,175	$119,077
Loans	2,774,848	2,739,496	2,619,461	2,559,280
Financial liabilities:
Time deposits	936,848	926,891	1,048,078	1,057,759
Advances from the FHLB	830,524	810,692	809,577	819,268
Senior notes	59,052	60,438	58,894	63,214
Subordinated notes	29,199	28,481	—	—
Junior subordinated debentures	64,178	63,835	64,178	61,212

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

19.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data and per share amounts)	2022	2021	2022	2021
Numerator:
Net income before attribution of noncontrolling interest	$7,602	$15,145	$22,476	$29,604
Noncontrolling interest	(72)	(817)	(1,148)	(817)
Net income attributable to Amerant Bancorp Inc.	$7,674	$15,962	$23,624	$30,421
Net income available to common stockholders	$7,674	$15,962	$23,624	$30,421
Denominator:
Basic weighted average shares outstanding	33,675,930	37,330,000	34,244,797	37,473,144
Dilutive effect of share-based compensation awards	238,599	362,982	266,329	295,326
Diluted weighted average shares outstanding	33,914,529	37,692,982	34,511,126	37,768,470

Basic earnings per common share	$0.23	$0.43	$0.69	$0.81
Diluted earnings per common share	$0.23	$0.42	$0.68	$0.81

As of June 30, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 521,162 and 638,676, respectively. In the three and six month periods ended June 30, 2022 and 2021 potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly and partially owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 80% owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company (the “Cayman Bank”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”).

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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the Form 10-K, in the Form 10-Q for the quarter ended March 31, 2022, and in this Form 10-Q, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•Our concentration of commercial real estate (“CRE”) loans could result in increased loan losses, and adversely affect our business, earnings and financial condition;

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

•Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and

•The other factors and information included in the Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the Form 10-K for the year ended December 31, 2021, the Form 10-Q for the quarter ended March 31, 2022, and this Form 10-Q.
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
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the Form 10-K, the Form 10-Q for the quarter ended March 31, 2022, the Form 10-Q for the quarter ended March 31, 2022, in this Form 10-Q, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company, the Cayman Bank, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate seventeen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we operate seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office (“LPO”) in Tampa, Florida.
Emerging Growth Company Status
We are an “emerging growth company,” or EGC, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In 2019, the Federal bank regulators recognized or permitted public companies that are EGCs to delay the adoption of accounting pronouncements until those standards would otherwise apply to private companies. Since we became a publicly traded company, the Company has been taking advantage of the benefits of this extended transition period, and will continue to do so for as long as it is available and it is consistent with bank regulatory requirements.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) once we are deemed to be a large accelerated filer (determined as of the end of the fiscal year), which means the aggregate worldwide market value of the voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act.
Based on the aggregate worldwide market value of the voting and non-voting common stock that is held by the Company’s non-affiliates as of the last business day of the second quarter of 2022, the Company determined that it will be deemed a large accelerated filer effective as of December 31, 2022. Consequently, the Company will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, the Company will no longer be able to benefit from any extended transition period for complying with new or revised accounting standards, beginning as of December 31, 2022, and applied retroactively effective January 1, 2022.

See Note 1 to the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details on the adoption of the pending new accounting guidance on current estimated credit losses, or CECL.

Business Developments
For more information on the progress of these initiatives in 2021, see Item 1. Business section included in the Form 10-K.
Amerant Mortgage
On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. This additional contribution had no material impact to the Company’s share of the results of operations of Amerant Mortgage for the three months ended March 31, 2022.

In the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4%. This change was the result of: (i) two former principals surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, the Company reduced its additional paid-in capital for a total of $1.9 million with a corresponding increase to the equity attributable to noncontrolling interests.

Amerant Mortgage reported improved results and reached breakeven on a stand-alone basis in the three months ended June 30, 2022. Rising interest rates coupled with declining refinance demand, along with other market factors, has led to the reassessment of staffing needs, which resulted in a decline of 12 FTEs to 67 as of June 30, 2022 compared to 79 as of March 31, 2022.

Employee Stock Purchase Plan

On June 8, 2022, the shareholders of the Company approved the Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (the “ESPP” or the “Plan”), which had been previously approved by the Compensation Committee and the Board of Directors on October 19 and 20, 2021, respectively. The Plan became effective on February 14, 2022, subject to obtaining shareholder approval. An aggregate of one million (1,000,000) shares of the Company’s Class A Common Stock (“Common Stock”) have been reserved for issuance under the Plan.
The purpose of the Plan is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions.
The first offering under the Plan for purposes of buying shares of Common Stock began on February 14, 2022 and ends on November 30, 2022 (the “First Offering Period”). All named executive officers, and all other executive officers of the Company who were eligible as of the enrollment deadline for the First Offering Period elected to participate in the Plan.
For further information, see the Company’s proxy statement for the annual meeting of shareholders held on June 8, 2022, filed with the SEC on April 28, 2022.

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
In December 2021, Amerant became a strategic lead investor in the JAM FINTOP Blockchain fund, a fund that will initially focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments and exchanges. More recently, the Company became a limited partner in the BankTech Venture Fund, a fund focused in investing in technology companies that are developing solutions aimed at supporting community banks and their end-customers. These funds also provide access to the Company to a network of banks and technology companies that are focused on developing solutions for community banks in the areas of deposit growth and customer acquisition, cyber security, digital platforms, process improvement, RegTech, data analytics and artificial intelligence, payment processing, and mortgage related technology.
USDF Consortium
In February 2022, the Company, through its Bank subsidiary, was admitted to the USDF Consortium, a membership-based association of FDIC-insured banks whose mission is to further the adoption and interoperability of a bank-minted tokenized deposit (USDF™), aimed at facilitating the compliant transfer of value on the blockchain, removing friction in the financial system and unlocking the financial opportunities that blockchain and digital transactions can provide to a greater network of users. Amerant is taking one step forward toward unlocking the financial opportunities that blockchain and digital transactions can provide to a greater network of users.
Progress on Near and Long-Term Initiatives
The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is the detail of actions taken by the Company in the three and six month periods of 2022 to achieve these goals:

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
We have continued working on implementing/enhancing a completely digital onboarding platform. In the first and second quarter of 2022, we made additions to the treasury management, retail and private banking teams which contributed to increasing deposit levels. We have also realigned compensation strategies across all business lines to appropriately reward increased deposit growth. We remain focused in these three key measures: the average cost of total deposits increased to 0.48% from 0.41% in December 31, 2021; non-interest bearing deposits to total deposits ratio was 20.94% at June 30, 2022 compared to 21.01% at December 31, 2021, and the ratio of brokered deposits to total deposits decreased slightly to 5.9% at June 30, 2022 compared to 6.9% at December 31, 2021.

Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management. FIS, Numerated, Marstone, Alloy and ClickSWITCH® implementations are all in progress. See details on all progress in Item 1. Business in the Form 10-K.
In July 2022, the Company appointed a new Chief Digital Office with extensive experience in bringing to life enterprise platforms that serve multi-faceted purposes within the financial services industry.
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

In July 2022, we announced a multi-year agreement to become the official bank of the NBA’s Miami Heat. Through this strategic partnership, we are redefining the meaning of our bank being an integral part of the community, which is one that supports and aligns with those businesses and organizations that are well-known and deeply rooted in South Florida.

Also in July 2022, we announced a new multi-year agreement as the official helmet branding partner of the NHL’s Florida Panthers. We continue to leverage our recently disclosed multi-year partnership with the University of Miami’s Department of Intercollegiate Athletics, making Amerant the official “Hometown Bank” of the Miami Hurricanes. We also continue to focus on raising brand awareness through impactful campaigns such as, out-of-home advertising and various campaigns via social media and public relations.

Rationalizing our lines of business and geographies. We continued to evaluate our go-to-market strategy and implemented a new business organizational model, focused on consumer and commercial banking to drive performance in the geographies we serve. Our branch strategy is in progress with one branch in Florida scheduled to close in the fourth quarter of 2022. In the first quarter of 2022, we received approval from the Office of the Comptroller of the Currency (“OCC”) for a new location of one branch in Houston, and the relocation of an existing branch there is now slated to take place in the third quarter of 2022. The new branch in downtown Miami is scheduled to open early 2023. We are also refreshing branches to update and standardize the look and feel across all branches. In the second quarter of 2022, we have completed the build out of the team for the Tampa LPO. Lastly, the syndication desk is in place actively seeking opportunities and the recently announced equipment financing business, which will provide an efficient white label solution to drive sales and provide underwriting capabilities, has launched with two out of the three planned business development representatives in place and generated $10 million in new originated loans in the second quarter of 2022.
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

With respect to our balance sheet composition, during the three and six months ended June 30, 2022, the Company repaid $350.0 million and $530 million, respectively, in FHLB callable advances, and borrowed $200.0 million and $550 million, respectively in long-term fixed advances. These events effectively increased the duration of financial liabilities under a scenario of an imminent increase in interest rates.

Optimizing capital structure. On March 9, 2022, the Company completed a $30.0 million offering of subordinated notes with at 4.25% fixed-to-floating rate and due on March 15, 2032 (the “Subordinated Notes”). The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. From and including March 15, 2027, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (“SOFR”) plus 251 basis points, with interest during such period payable quarterly in arrears. If the three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Subordinated Notes. The Subordinated Notes are presented net of direct issuance costs which are deferred and amortized over 10 years. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness.
The Subordinated Notes were offered and sold by the Company in a private placement offering in reliance on exemptions from the registration requirements of the Securities Act. In connection with the sale and issuance of the Subordinated Notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed to take certain actions to provide for the exchange of the Subordinated Notes for subordinated notes that are registered under the Securities Act and will have substantially the same terms.
On June 21, 2022, the Company successfully completed the exchange of all of its outstanding Subordinated Notes for an equal principal amount of its registered 4.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Registered Subordinated Notes”). The terms of the Registered Subordinated Notes are substantially identical to the terms of the Subordinated Notes, except that the Registered Subordinated Notes are not subject to the transfer restrictions, registration rights and additional interest provisions (under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations) applicable to the Subordinated Notes.
In the first quarter of 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock at a weighted average price of $33.96 per share, under the 2021 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $22.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the 2021 Class A Common Stock Repurchase Program. In addition, in the first quarter of 2022, the Company announced a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). In the first and second quarter of 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs.
We will continue to evaluate our capital structure and ways to optimize it in the future.
Environmental, Social and Governance (“ESG”). In 2021 and throughout the first half of 2022, we focused on developing and furthering our sustainability strategy and approach to contribute meaningfully and support a more sustainable future for our stakeholders, including our investors, employees, customers, and community These efforts lead to the Company’s publication of its first annual ESG report in April 2022, demonstrating our commitment towards being a sustainable institution.

COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. For a more detailed discussion of the COVID-19 pandemic, see the Form 10-K.
Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first half of 2021. As of June 30, 2022, there were no loans under the deferral and/or forbearance options. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance options. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered troubled debt restructuring (“TDRs”). See Note 1 to the Company’s consolidated financial statements on the Form 10-K for more details on loan modification programs.

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

In the first quarter and second quarter of 2022, the derivatives unrealized loss of $1.3 million and unrealized gains on derivative valuation of $0.9 million, respectively, were derived from changes in market value of uncovered interest rate caps with clients.

Mortgage banking income, which includes revenue related to Amerant Mortgage, primarily consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income, was $2.4 million and $3.1 million in the three and six month periods ended June 30, 2022, Amerant Mortgage commenced operations in May 2021 and is included as part of other noninterest income.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

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

Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. In the three and six months ended June 30, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is included as a reduction to rent expense under lease agreements under occupancy and equipment cost. Prior to 2022, rental income in connection with the previously-owned headquarters building is included as part of other noninterest income.

Professional and other services fees include legal, accounting and consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations. In the three and six months ended June 30, 2022, professional fees include expenses associated with the outsourcing of our internal audit function which began in the second quarter of 2021.

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

Advertising expenses include the costs of promoting the Amerant brand, as well as the costs associated with promoting the Company’s products and services to create positive awareness, or consideration to buy the Company’s products and services. These costs include expenses to produce, deliver and communicate advertisements using available media and technologies, primarily streaming and other digital advertising platforms. Advertising expenses are expensed as incurred, except for media production costs which are expensed upon the first airing of the advertisement.

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

Other operating expenses include community engagement and other operational expenses such as the costs of derivative transactions. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Noninterest expenses in the three and six months ended June 30, 2022 include additional salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

In the three and six months ended June 30, 2022, noninterest expenses include: i) $2.8 million and $6.8 million, respectively, of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; ii) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York; iii) a lease impairment charge of $1.6 million in connection with the closure of a banking center in Florida; and iv) staff reduction costs of $0.7 million and $1.5 million, respectively, in connection with restructuring activities. Noninterest expenses in the six months ended June 30, 2022 also include $1.3 million in legal and consulting fees in connection with restructuring activities.

As of June 30, 2022, the Company had a valuation allowance derived from our NY loans held for sale carried at the lower of cost or fair value of $0.2 million (none as of December 31, 2021). In the three months ended June 30 and March 31, 2022, noninterest expenses include a release of $0.3 million and an expense of $0.5 million, respectively, in connection with the change in the fair value of the NY loans held for sale carried at the lower of cost of fair value.

Restructuring expenses are those incurred for actions designed to implement the Company’s strategic initiatives. These actions include, but are not limited to, reductions in workforce, streamlining operational processes, promoting the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.

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
We review and update our ALL model annually or more frequently if needed, to better reflect our loan volumes, and credit and economic conditions in our markets. The model may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
The Company will no longer be deemed an EGC effective as of December 31, 2022. Therefore, adoption of the pending new accounting guidance on current expected credit losses, or CECL,will be required on the Company’s consolidated financial statements as of and for the reporting period ending that date, with retroactive application as of January 1, 2022, the beginning of the adoption period. See Note 1 to the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details on the pending adoption of CECL by the Company.
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

Summary Results
The summary results for the three and six month periods ended June 30, 2022 include the following:

•Net income attributable to the Company was $7.7 million in the second quarter of 2022, down 51.9%, from $16.0 million in the second quarter of 2021, and $23.6 million in the first half of 2022, down 22.3%, from $30.4 million in the first half of 2021.

•Net interest income was $58.9 million in the second quarter of 2022, up $8.9 million, or 18.0%, from $50.0 million in the second quarter of 2021, and $114.6 million in the first half of 2022, up $17.1 million, or 17.5%, from $97.5 million in the first half of 2021.

• Net interest margin was 3.28% in the second quarter of 2022, up 47 basis points from 2.81% in the second quarter of 2021, and 3.23% in the first half of 2022, up 49 basis points from 2.74% in the first half of 2021.

•The Company had no provision or release from the ALL in the second quarter of 2022, compared to a release from the ALL of $5.0 million in the second quarter of 2021. The Company released $10.0 million from the ALL in the first half of 2022, compared to $5.0 million in the first half of 2021. The ratio of allowance for loan losses to total loans held for investment was 0.91% as of June 30, 2022, compared to 1.29% at December 31, 2021. The ratio of net charge-offs to average total loans held for investment was 0.29% in the second quarter of 2022, up from 0.12% in the second quarter of 2021, and 0.29% in the first half of 2022, up from 0.06% in the first half of 2021. The ALL coverage of non-performing loans increased to 2.1x at June 30, 2022, up from 1.4x at December 31, 2021.

•Non-interest income was $12.9 million in the second quarter of 2022, down 17.8% from $15.7 million in the second quarter of 2021, primarily driven by net unrealized losses on marketable equity securities of $2.6 million. Non-interest income was $27.0 million in the first half of 2022, down 9.8% from $29.9 million in the first half of 2021, primarily driven by net unrealized losses on marketable equity securities of $1.9 million.

•Non-interest expense was $62.2 million in the second quarter of 2022, up 21.7% from $51.1 million in the second quarter of 2021, as the second quarter of 2022 included a total of $8.0 million in restructuring and non-routine charges, including an expense of $3.2 million related to the market valuation of an OREO property in New York, $2.8 million in estimated contract termination costs in connection with the conversion to FIS, and a lease impairment charge of $1.6 million related to the closing of a banking center in Florida. Non-interest expense was $123.1 million in the first half of 2022, up 29.9% from $94.8 million in the first half of 2021.

•The efficiency ratio was 86.6% in the second quarter of 2022 compared to 77.8% in the second quarter of 2021, and 86.9% in the first half of 2022, compared to 74.4% in the first half of 2021.

•Total gross loans, which include loans held for sale, were $5.85 billion at June 30, 2022 up $279.8 million, or 5.0%, compared to December 31, 2021. Total deposits were $6.20 billion at June 30, 2022 up by $572.0 million, or 10.2%, compared to December 31, 2021.

•Stockholders’ book value per common share attributable to the Company was $21.07 at June 30, 2022, compared to $23.18 at December 31, 2021. Tangible stockholders’ equity book value per common share, which is a non-GAAP measure, was $20.40 as of June 30, 2022 compared to $22.55 at December 31, 2021. The decline in stockholders’ book value per common share reflects an accumulated after-tax unrealized loss of $51.0 million at June 30, 2022 compared to an accumulated after-tax unrealized gain of $15.2 million at December 31, 2021 primarily on the valuation of the Company’s debt securities available for sale. See “Tangible Common Equity Ratio and Tangible Book Value Per Common Share” for a reconciliation of these non-GAAP financial measures.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2022 and 2021

Net income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2022	2021	2022 vs 2021		2022	2021	2022 vs 2021
Net interest income	$58,945	$49,971	$8,974	18.0%	$114,590	$97,540	$17,050	17.5%
Provision for (reversal of) loan losses	—	(5,000)	5,000	NM	(10,000)	(5,000)	(5,000)	(100.0)%
Net interest income after provision (reversal of) for loan losses	58,945	54,971	3,974	7.2%	124,590	102,540	22,050	21.5%
Noninterest income	12,931	15,734	(2,803)	(17.8)%	26,956	29,897	(2,941)	(9.8)%
Noninterest expense	62,241	51,125	11,116	21.7%	123,059	94,750	28,309	29.9%
Income before income tax expense	9,635	19,580	(9,945)	(50.8)%	28,487	37,687	(9,200)	(24.4)%
Income tax expense	(2,033)	(4,435)	2,402	54.2%	(6,011)	(8,083)	2,072	25.6%
Net income before attribution of noncontrolling interest	7,602	15,145	(7,543)	(49.8)%	22,476	29,604	(7,128)	(24.1)%
Noncontrolling interest	(72)	(817)	745	NM	(1,148)	(817)	(331)	(40.5)%
Net income attributable to Amerant Bancorp Inc.	$7,674	$15,962	$(8,288)	(51.9)%	$23,624	$30,421	$(6,797)	(22.3)%
Basic earnings per common share	$0.23	$0.43	$(0.20)	(46.5)%	$0.69	$0.81	$(0.12)	(14.8)%
Diluted earnings per common share (1)	$0.23	$0.42	$(0.19)	(45.2)%	$0.68	$0.81	$(0.13)	(16.1)%

__________________
(1)    In the three and six month periods ended June 30, 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 19 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and six month periods ended June 30, 2022 and 2021.
NM - means not meaningful

Three Months Ended June 30, 2022 and 2021
In the three months ended June 30, 2022, net income was $7.7 million, or $0.23 per diluted share, compared to net income of $16.0 million, or $0.42 per diluted share, in the same quarter of 2021. The decrease of $8.3 million or 51.9%, in the three months ended June 30, 2022 was mainly due to: (i) higher noninterest expenses; (ii) lower noninterest income, and (iii) the absence of a $5.0 million reversal of loan losses in the three months ended June 30, 2021. These results were partially offset by higher net interest income. In the three months ended June 30, 2022 and 2021, net income excludes a loss of $0.1 million and $0.8 million, respectively, attributable to a noncontrolling interest in Amerant Mortgage which commenced operations in May 2021. In the three months ended June 30, 2022 and 2021, the Company attributed a net loss of $0.1 million and $0.8 million, respectively, to the non-controlling interest on the basis of a net loss for Amerant Mortgage of $0.1 million and $1.7 million in the three months ended June 30, 2022 and 2021, respectively, primarily derived from salary and employee benefits which are included in our consolidated results of operations. In the first quarter of 2022, the minority interest share in Amerant Mortgage changed from 49% to 42.6%. In addition, in the second quarter of 2022, the minority interest share in Amerant Mortgage changed from 42.6% to 20%. See “Business Developments” in this Form 10-Q for more details on these changes with respect to our subsidiary Amerant Mortgage.

Net interest income was $58.9 million in the three months ended June 30, 2022, an increase of $9.0 million, or 18.0%, from $50.0 million in the three months ended June 30, 2021. This was primarily the result of: (i) higher average yields on loans, debt securities available for sale and interest earning deposits with banks; (ii) higher average balance of loans and debt securities held to maturity; (iii) lower average balances and rates on customer time deposits; and (iv) lower average balances of brokered time deposits and advances from the FHLB. These results were partially offset by: (i) higher cost of interest bearing deposits, money market deposits, brokered time deposits and FHLB advances, and (ii) the cost of the subordinated notes issued in March 2022. See “Net interest Income” for more details.

Noninterest income was $12.9 million in the three months ended June 30, 2022, a decrease of $2.8 million, or 17.8%, compared to $15.7 million in the three months ended June 30, 2021. This was mainly due to: (i) net unrealized losses on marketable equity securities of $2.6 million in the three months ended June 30, 2022; (ii) the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in the six months ended June 30, 2021, and (iii) lower loan-level derivative income. The decrease in noninterest income was partially offset by: (i) the absence of a loss of $2.5 million on the early extinguishment of $235.0 million of FHLB advances in the three months ended June 30, 2021; (ii) higher mortgage banking income; (iii) net unrealized gains on derivative valuation of $0.9 million in the three months ended June 30, 2022 related to interest rate caps with clients, and (iii) higher deposit and service fees. See “Noninterest Income” for more details.
Noninterest expense increased $11.1 million, or 21.7%, in the three months ended June 30, 2022 compared to the same period in 2021, mainly due to: (i) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York, and (ii) $2.8 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. In addition, in the three months ended June 30, 2022, we had higher advertising and marketing expenses, occupancy and equipment expenses and professional and other service fees. These results were partially offset by: (i) lower total salaries and employee benefits; (ii) lower depreciation and amortization expenses; (iii) lower FDIC assessments and insurance expenses, and (iv) a $0.3 million reversal from the valuation allowance related to the change in fair value of New York loans held for sale. See “Noninterest Expense” for more details.

In the three months ended June 30, 2022 and 2021, noninterest expense included non-routine items of $8.0 million and $4.2 million, respectively. Non-routine items in noninterest expense include $5.1 million and $4.2 million of restructuring costs in the three months ended June 30, 2022 and 2021, respectively. In addition, in the three months ended June 30, 2022, non-routine items in noninterest expense include: (i) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York, and (ii) a $0.3 million reversal from the valuation allowance related to the change in fair value of New York loans held for sale.

Noninterest expense in the three months ended June 30, 2022 included additional salaries and employee benefits expense, mortgage lending costs and professional and other services fees related to Amerant Mortgage, which commenced operations in May 2021 and had 67 full time equivalent employees (“FTEs”) at June 30, 2022.
Six Months Ended June 30, 2022 and 2021
In the six months ended June 30, 2022, net income was $23.6 million, or $0.68 per diluted share, compared to net income of $30.4 million, or $0.81 per diluted share, in the same period of 2021. The decrease of $6.8 million or 22.3%, was primarily due to higher noninterest expenses and lower noninterest income. These results were partially offset by: (i) higher net interest income, and (ii) the $10.0 million reversal of loan losses in the six months ended June 30, 2022, compared to $5.0 million in the same period last year. In the six months ended June 30, 2022 and 2021, net income excludes a loss of $1.1 million and $0.8 million, respectively, attributable to the non-controlling interest in Amerant Mortgage, which commenced operations in May 2021. In the six months ended June 30, 2022 and 2021, the Company attributed a net loss of $1.1 million and $0.8 million, respectively, to the non-controlling interest on the basis of a net loss for Amerant Mortgage of $2.3 million and $1.7 million in the six months ended June 30, 2022 and 2021, respectively, primarily derived from salary and employee benefits which are included in our consolidated results of operations.

Net interest income was $114.6 million in the six months ended June 30, 2022, an increase of $17.1 million, or 17.5%, from $97.5 million in the six months ended June 30, 2021. This was primarily the result of: (i) higher average yields on loans, debt securities available for sale and held to maturity and interest earning deposits with banks; (ii) higher average of debt securities held to maturity; (iii) lower average balances and rates on customer time deposits; and (iv) lower average balances of brokered time deposits and advances from the FHLB. These results were partially offset by: (i) higher cost of interest bearing deposits, money market deposits, brokered time deposits and FHLB advances; (ii) lower average balance of loans, and (ii) the cost of the subordinated notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2022 which consisted of raising its benchmark rate by a total of 150 basis points year to date. See “-Net interest Income” for more details.
Noninterest income was $27.0 million in the six months ended June 30, 2022, a decrease of $2.9 million, or 9.8%, compared to $29.9 million in the six months ended June 30, 2021. This was mainly due to: (i) net unrealized losses on marketable equity securities of $1.9 million in the six months ended June 30, 2022; (ii) the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in the six months ended June 30, 2021, and (iii) net unrealized losses on derivative valuation of $0.5 million in the six months ended June 30, 2022 related to interest rate caps with clients. The decrease in noninterest income was partially offset by: (i) higher mortgage banking income; (ii) higher loan-level derivative income; (iii) lower losses on the early extinguishment of FHLB advances of $1.8 million, and (iv) higher deposit and service fees. In the first half of 2022, the Company recorded a loss of $0.7 million on the early extinguishment of around $180.0 million of FHLB advances. In the first half of 2021, the Company recorded a loss of $2.5 million on the early extinguishment of around $235 million of FHLB advances. See “-Noninterest Income” for more details.
Noninterest expense was $123.1 million in the six months ended June 30, 2022, an increase of $28.3 million, or 29.9%, from $94.8 million in the six months ended June 30, 2021. This was primarily driven by: (i) $6.8 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; (ii) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York, and (iii) a valuation expense of $0.2 million related to the change in fair value of New York loans held for sale. In addition, in the six months ended June 30, 2022, we had higher professional and other service fees, advertising and marketing expenses, occupancy and equipment expenses, salary and employee benefits and other expenses. These increases were partially offset by lower depreciation and amortization expenses and FDIC assessments and insurance expenses. See “-Noninterest Expense” for more details.

In the six months ended June 30, 2022 and 2021, noninterest expense included non-routine items of $14.6 million and $4.4 million, respectively. Non-routine items in noninterest expense include $11.2 million and $4.4 million of restructuring costs in the six months ended June 30, 2022 and 2021, respectively. In addition, in the six months ended June 30, 2022, non-routine items in noninterest expense include: (i) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York, and (ii) a valuation allowance of $0.2 million related to the change in fair value of New York loans held for sale.

Noninterest expense in the six months ended June 30, 2022 included additional salaries and employee benefits expense, mortgage lending costs and professional and other services fees related to Amerant Mortgage, which commenced operations in May 2021 and had 67 FTEs at June 30, 2022.

Net interest income
Three Months Ended June 30, 2022 and 2021
In the three months ended June 30, 2022, net interest income was $58.9 million, an increase of $9.0 million, or 18.0%, from $50.0 million in the same period of 2021. This was mainly driven by: (i) an increase of 51 basis points in the yield on total interest earning assets, mainly loans, debt securities available for sale and interest earning deposits with banks; (ii) increases of $108.4 million, or 1.96%, and $80.3 million, or 82.6%, in the average balance of loans and debt securities held to maturity, respectively, and (iii) a decline of $299.5 million, or 5.2%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances. In addition, in the three months ended June 30, 2022, there was decline in the interest expense on customer time deposits. The increase in net interest income was partially offset by: (i) higher cost of interest bearing deposits, money market deposits, brokered time deposits and FHLB advances, and (ii) the cost of the Subordinated Notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2022, which consisted of raising its benchmark rate by a total of 150 basis points year to date. Net interest margin was 3.28% in the three months ended June 30, 2022, an increase of 47 basis points from 2.81% in the three months ended June 30, 2021. See discussions further below for more details.
During the second quarter of 2022, the Company: (i) continued making efforts to increase its loan origination volumes, and (ii) continued seeking additional opportunities to improve NIM through the purchase of consumer loans under indirect lending programs. Additionally, in the second quarter of 2022, the Company repaid $350.0 million in FHLB callable advances and borrowed $200.0 million in long-term fixed advances to extend duration of this portfolio and lock-in fixed interest rates.
The increase in the cost of FHLB advances in the three months ended June 30, 2022 is mainly attributable to changes in the composition of the Company’s outstanding FHLB advances beginning in the first quarter of 2022. In the first quarter of 2022, in light of the rising rate environment, the Company actively managed the duration of its liabilities by: (i) repaying $180.0 million in callable FHLB advances, and (ii) borrowing $350.0 million in longer-term advances to extend the duration of this portfolio and lock-in fixed interest rates. In addition, in the first quarter of 2022, we completed a private placement of $30 million of 4.25% fixed-to-floating rate subordinated notes due 2032. See discussions further below for more details on the subordinated notes.

Interest Income
Total interest income was $71.2 million in the three months ended June 30, 2022, an increase of $10.0 million, or 16.3%, compared to $61.2 million for the same period of 2021. This was primarily driven by a 51 basis points increase in the average yield on total interest earning assets, mainly driven by higher yields on loans, debt securities available for sale and interest earning deposits with banks. In addition, there were increases of $108.4 million, or 1.96%, and $80.3 million, or 82.6%, in the average balance of loans and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $66.8 million, or 5.7%, in the average balance of debt securities available for sale.
Interest income on loans in the three months ended June 30, 2022 was $61.5 million, an increase of $7.9 million, or 14.7%, compared to $53.6 million in the same period last year, primarily due to: (i) a 49 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $108.4 million, or 2.0%, in the average balance of loans which include the effect of higher volumes of commercial loans. The increase in average yields and volumes also includes the effect of higher-yielding consumer loans purchased throughout 2021 and the first half of 2022. In addition, in the three months ended June 30, 2022, there was an increase in prepayment penalties of $0.3 million compared to the same period last year. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $7.6 million in the three months ended June 30, 2022, an increase of $1.2 million, or 19.1%, compared to $6.4 million in the same period of 2021. This was mainly due to an increase of 57 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $66.8 million, or 5.7%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout the first half of 2022. In the three months ended June 30, 2022, the average balance of accumulated net unrealized net loss included in the carrying value of these securities was $58.0 million compared to accumulated net unrealized gain of $24.1 million in the same period last year. As of June 30, 2022, corporate debt securities comprised 29.7% of the available-for-sale portfolio, down from 30.2% at June 30, 2021. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of June 30, 2022, floating rate investments represent 15.3% of our total investment portfolio compared to 11.9% at June 30, 2021. In addition, the overall duration increased to 4.9 years at June 30, 2022 from 3.0 years at June 30, 2021, which was mainly due to lower expected prepayment speeds recorded in our mortgage-backed securities portfolio in light of rising interest rates.
Interest income on debt securities held to maturity was $1.0 million in the three months ended June 30, 2022, an increase of $0.5 million, or 104.0%, compared to $0.5 million in the same period of 2021. This was mainly due to an increase of $80.3 million, or 82.6% in the average balance of these securities. In addition, there was an increase of 24 basis points in average yields, primarily driven by higher market rates.
Interest Expense
Interest expense was $12.2 million in the three months ended June 30, 2022, an increase of $1.0 million, or 9.1%, compared to $11.2 million in the same period of 2021. This was primarily due to: (i) higher cost of interest bearing deposits, money market deposits, brokered time deposits and FHLB advances, and (ii) the cost of the subordinated notes issued in March 2022. This increase was partially offset by a decline of $299.5 million, or 5.2%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances. In addition, there was a decrease of 5 basis points in the average yields on customer time deposits.
Interest expense on interest-bearing deposits was $6.9 million in the three months ended June 30, 2022, a decrease of $0.5 million, or 6.7%, compared to $7.4 million for the same period of 2021. This decline was mainly driven by a decrease in interest expense on time deposits, primarily due to: (i) a decrease of $533.4 million, or 29.8%, in the average balance of total time deposits, and (ii) 5 basis points decrease in the average rates paid on customer time deposits. These declines were partially offset by higher average rates paid on total interest bearing checking and savings accounts and brokered time deposits. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $1.8 million, or 28.8%, in the three months ended June 30, 2022 compared to the same period in 2021. This was mainly due to: (i) a decline of $533.4 million, or 29.8%, in the average balance, including a decrease of $131.5 million in the average balance of international time deposits, and (ii) a decline of 5 basis points in the average cost on customer time deposits. These declines were partially offset by an increase of 28 basis points in the average cost of brokered time deposits. The decline in the average balance of total time deposits include decreases of $317.0 million, $149.7 million and $66.7 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $1.3 million, or 124.6%, in the three months ended June 30, 2022 compared to the same period one year ago, mainly due to an increase of 16 basis points in the average costs on these deposits. In addition, there was an increase of $259.3 million, or 8.7% in the average balance of total interest bearing checking and savings accounts in the three months ended June 30, 2022 compared to the same period in 2021, mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from municipalities and funds from escrow accounts in the three months ended June 30, 2022, and (iii) an increase of $102.4 million, or 5.0%, in the average balance of international accounts, including increases of $73.2 million, or 4.3%, and $29.1 million, or 8.4%, in personal and commercial accounts, respectively. These increases in average balances were partially offset by a decline of $79.5 million in the average balance of third-party interest-bearing domestic brokered deposits in the three months ended June 30, 2022 compared to the same period in 2021, as the Company continued to focus on reducing reliance on this source of funding.
Interest expense on FHLB advances increased $1.1 million, or 48.2%, in the three months ended June 30, 2022 compared to the same period of 2021, primarily driven by an increase of 56 basis points in the average rate paid on these borrowings. This was partially offset by a decline of $54.5 million, or 5.9%, in the average balance on this funding source. In May 2021, the Company completed the restructuring of $285 million of its fixed-rate FHLB advances and incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In the three months ended June 30, 2022, we recognized $0.5 million, included as part of interest expense resulting from this amortization. Additionally, in the first quarter of 2022, we repaid $180 million in callable FHLB advances and borrowed $350.0 million in longer-term FHLB advances. Furthermore, during the second quarter of 2022, the Company repaid $350.0 million in FHLB callable advances and borrowed $200.0 million in long-term fixed advances to extend duration of this portfolio and lock-in fixed interest rates. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $285 million FHLB advances restructuring completed in May 2021.
On March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due on March 15, 2032. The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. In the three months ended June 30, 2022 interest expense on these subordinated notes was $0.4 million. See “Capital Resources and Liquidity Management” in this Form 10-Q for more information on the Subordinated Notes.
Six Months Ended June 30, 2022 and 2021

In the six months ended June 30, 2022, net interest income was $114.6 million, an increase of $17.1 million, or 17.5%, from $97.5 million in the same period of 2021. This was mainly driven by: (i) an increase of 43 basis points in the yield on total interest earning assets, mainly loans and debt securities available for sale and held to maturity and interest earnings deposits with banks; (ii) higher average balance of debt securities held to maturity, and (iii) a decline of $383.2 million, or 6.52%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances, and (iii) a decline of 16 basis points in the average costs of customer time deposits. The increase in net interest income was partially offset by: (i) higher cost of interest bearing deposits, money market deposits, brokered time deposits and FHLB advances, and (ii) decreases of $37.9 million, or 0.7%, and $50.3 million, or 4.2%, in the average balance of loans and debt securities available for sale, respectively. In addition, the six months ended June 30, 2022 include the additional interest expense associated with subordinated notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of the aforementioned increase in the Federal reserve’s benchmark interest rate in 2022. Net interest margin was 3.23% in the six months ended June 30, 2022, an increase of 49 basis points from 2.74% in the six months ended June 30, 2021. See discussions further below for more details.

Interest Income

Total interest income was $136.3 million in the six months ended June 30, 2022, an increase of $14.8 million, or 12.2%, compared to $121.5 million for the same period of 2021. This was primarily driven by a 43 basis points increase in the average yield on total interest earning assets, mainly driven by higher market rates on loans and debt securities available for sale and held to maturity and interest earning deposits with banks. In addition, there was an increase of $63.7 million, or 77.2%, in the average balance of debt securities held to maturity. These increases were partially offset by decreases of $37.9 million, or 0.7%, and $50.3 million, or 4.2%, in the average balance of loans and debt securities available for sale, respectively.

Interest income on loans in the six months ended June 30, 2022 was $117.9 million, an increase of $11.5 million, or 10.8%, compared to $106.4 million for the comparable period of 2021. This result was primarily due to a 44 basis points increase in average yields, mainly attributable to higher market rates as well as higher-yielding consumer loans purchased throughout 2021 and the first half of 2022. In addition, the increase in average yields includes the effect of an increase in prepayment penalties of $0.7 million in the six months ended June 30, 2022 compared to the same period last year. This increase was partially offset by a slight decrease of $37.9 million, or 0.7%, in the average balance of loans compared to the same period in 2021, mainly attributable to loan prepayments, the sale of and forgiveness of PPP loans and the sale of New York real estate loans. The decrease in the average balance of loans was partially offset by: (i) higher volumes of commercial loans driven by our loan origination and cross-sale efforts during the first half of 2022, and (ii) purchases of consumer loans as discussed above. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $15.0 million in the six months ended June 30, 2022, an increase of $2.1 million, or 16.3%, compared to $12.9 million in the same period of 2021. This was mainly due to an increase of 47 basis points in average yields, primarily on lower prepayments and higher market rates. This was partially offset by a decrease of $50.3 million, or 4.2%, in the average balance of these securities. The decline in the average balance was due to prepayments and a decrease in carrying value due to market rates increasing throughout the first half of 2022. In the six months ended June 30, 2022, the average balance of accumulated net unrealized net loss included in the carrying value of these securities was $28.0 million compared to accumulated net unrealized gain of $28.7 million in the same period last year.
Interest income on debt securities held to maturity was $1.7 million in the six months ended June 30, 2022, an increase of $0.9 million, or 115.1%, compared to $0.8 million in the same period of 2021. This was mainly due to an increase of $63.7 million, or 77.2% in the average balance of these securities. In addition, there was an increase of 41 basis points in average yields, primarily driven by higher market rates.
Interest Expense
Interest expense was $21.7 million in the six months ended June 30, 2022, a decrease of $2.3 million, or 9.5%, compared to $24.0 million in the same period of 2021. This was primarily due to a decrease of $383.2 million, or 6.52%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances. In addition, there was a decline of 16 basis points in the average costs of customer time deposits. This was partially offset by: (i) higher cost of interest bearing deposits, money market deposits, brokered time deposits and FHLB advances, and (ii) the additional interest expense associated with the subordinated notes issued in March 2022.

Interest expense on interest-bearing deposits was $12.2 million in the six months ended June 30, 2022, a decrease of $3.6 million, or 22.9%, compared to $15.8 million for the same period of 2021. This decline was mainly driven by: (i) a decrease of $597.0 million, or 31.9%, in the average balance of total time deposits, and (ii) a decline of 16 basis points in the average cost of customer time deposits. These declines were partially offset by higher average rates paid on total interest bearing checking and savings accounts. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $4.9 million, or 35.8%, in the six months ended June 30, 2022 compared to the same period in 2021. This was mainly due to: (i) a decline of $597.0 million, or 31.9%, in the average balance, including a decrease of $141.1 million in the average balance of international time deposits, and (ii) decline of 16 basis points in the average cost on customer time deposits. These declines were partially offset by an increase of 27 basis points in the average cost on brokered time deposits. The decline in the average balance of total time deposits include decreases of $338.6 million, $181.1 million and $77.3 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $1.3 million, or 58.9%, in the six months ended June 30, 2022 compared to the same period one year ago, mainly due to an increase of 13 basis points in the average costs on interest bearing demand deposit accounts. In addition, there was an increase of $288.8 million, or 10.0% in the average balance of total interest bearing checking and savings accounts in the six months ended June 30, 2022 compared to the same period in 2021, mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from municipalities and funds from escrow accounts in the three months ended June 30, 2022, and (iii) an increase of $111.6 million, or 5.46%, in the average balance of international accounts, including increases of $75.0 million, or 4.4%, and $36.6 million, or 10.7%, in personal and commercial accounts, respectively. These increases in average balances were partially offset by a decline of $64.2 million in the average balance of third-party interest-bearing domestic brokered deposits in the six months ended June 30, 2022 compared to the same period in 2021, as the Company continued to focus on reducing reliance on this source of funding.
Interest expense on FHLB advances increased $0.8 million, or 16.1%, in the six months ended June 30, 2022 compared to the same period of 2021, mainly due to an increase of 29 basis points in the average rate paid on these borrowings. This increase was partially offset by a decline of $93.5 million, or 9.5%, in the average balance on this funding source which includes the effect of the repayment of $235.0 million of FHLB advances in the second quarter of 2021. In May 2021, the Company completed the restructuring of $285 million of its fixed-rate FHLB advances and incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In the six months ended June 30, 2022, we recognized $0.9 million, included as part of interest expense resulting from this amortization. Additionally, in the first quarter of 2022, we repaid $180 million in callable FHLB advances and borrowed $350.0 million in longer-term FHLB advances. Furthermore, during the second quarter of 2022, the Company repaid $350.0 million in FHLB callable advances and borrowed $200.0 million in long-term fixed advances to extend duration of this portfolio and lock-in fixed interest rates. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $285 million FHLB advances restructuring completed in May 2021.
Interest expense on subordinated notes was $0.4 million in the six months ended June 30, 2022. We had no interest expense on subordinated notes in the six months ended June 30, 2021. See “Capital Resources and Liquidity Management” in this Form 10-Q for more information on the Subordinated Notes.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2022 and 2021. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$5,635,147	$61,514	4.38%	$5,526,727	$53,612	3.89%
Debt securities available for sale (3) (4)	1,113,994	7,614	2.74%	1,180,766	6,393	2.17%
Debt securities held to maturity (5)	177,483	981	2.22%	97,208	481	1.98%
Debt securities held for trading	101	1	3.97%	258	2	3.11%
Equity securities with readily determinable fair value not held for trading	12,407	—	—%	24,010	75	1.25%
Federal Reserve Bank and FHLB stock	49,476	539	4.37%	51,764	548	4.25%
Deposits with banks	224,751	518	0.92%	239,951	62	0.10%
Total interest-earning assets	7,213,359	71,167	3.96%	7,120,684	61,173	3.45%
Total non-interest-earning assets less allowance for loan losses	635,871			559,807
Total assets	$7,849,230			$7,680,491

	Three Months Ended June 30,
	2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$1,654,232	$1,034	0.25%	$1,292,612	$123	0.04%
Money market	1,262,566	1,351	0.43%	1,310,133	931	0.29%
Savings	318,967	14	0.02%	373,723	14	0.02%
Total checking and saving accounts	3,235,765	2,399	0.30%	2,976,468	1,068	0.14%
Time deposits	1,256,112	4,503	1.44%	1,789,517	6,327	1.42%
Total deposits	4,491,877	6,902	0.62%	4,765,985	7,395	0.62%
Securities sold under agreements to repurchase	60	—	—%	440	1	0.91%
Advances from the FHLB and other borrowings (6)	867,573	3,341	1.54%	922,050	2,255	0.98%
Senior notes	59,013	942	6.40%	58,697	942	6.44%
Subordinated notes	29,178	361	4.96%	—	—	—%
Junior subordinated debentures	64,178	676	4.22%	64,178	609	3.81%
Total interest-bearing liabilities	5,511,879	12,222	0.89%	5,811,350	11,202	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,309,520			937,275
Accounts payable, accrued liabilities and other liabilities	283,721			142,226
Total non-interest-bearing liabilities	1,593,241			1,079,501
Total liabilities	7,105,120			6,890,851
Stockholders’ equity	744,110			789,640
Total liabilities and stockholders' equity	$7,849,230			$7,680,491
Excess of average interest-earning assets over average interest-bearing liabilities	$1,701,480			$1,309,334
Net interest income		$58,945			$49,971
Net interest rate spread			3.07%			2.68%
Net interest margin (7)			3.28%			2.81%
Cost of total deposits (8)			0.48%			0.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.87%			122.53%
Average non-performing loans/ Average total loans	0.56%			1.84%

	Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$5,564,362	$117,852	4.27%	$5,602,218	$106,383	3.83%
Debt securities available for sale (3)(4)	1,142,087	14,992	2.65%	1,192,342	12,888	2.18%
Debt securities held to maturity (5)	146,243	1,684	2.32%	82,550	783	1.91%
Debt securities held for trading	68	2	5.93%	181	3	3.34%
Equity securities with readily determinable fair value not held for trading	6,885	—	—%	24,117	159	1.33%
Federal Reserve Bank and FHLB stock	50,485	1,085	4.33%	57,650	1,173	4.10%
Deposits with banks	241,893	650	0.54%	222,749	113	0.10%
Total interest-earning assets	7,152,023	136,265	3.84%	7,181,807	121,502	3.41%
Total non-interest-earning assets less allowance for loan losses	626,501			532,232
Total assets	$7,778,524			$7,714,039

Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$1,605,626	$1,324	0.17%	$1,302,603	$236	0.04%
Money market	1,257,955	2,084	0.33%	1,273,284	1,897	0.30%
Savings	322,027	26	0.02%	320,903	28	0.02%
Total checking and saving accounts	3,185,608	3,434	0.22%	2,896,790	2,161	0.15%
Time deposits	1,275,587	8,784	1.39%	1,872,577	13,687	1.47%
Total deposits	4,461,195	12,218	0.55%	4,769,367	15,848	0.67%
Securities sold under agreements to repurchase	30	—	—%	221	1	0.91%
Advances from the FHLB and other borrowings (6)	892,170	5,822	1.32%	985,672	5,013	1.03%
Senior notes	58,974	1,884	6.44%	58,658	1,884	6.48%
Subordinated notes	18,375	449	4.93%	—	—	—%
Junior subordinated debentures	64,178	1,302	4.09%	64,178	1,216	3.82%
Total interest-bearing liabilities	5,494,922	21,675	0.80%	5,878,096	23,962	0.82%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,254,948			931,291
Accounts payable, accrued liabilities and other liabilities	257,559			118,021
Total non-interest-bearing liabilities	1,512,507			1,049,312
Total liabilities	7,007,429			6,927,408
Stockholders’ equity	771,095			786,631
Total liabilities and stockholders' equity	$7,778,524			$7,714,039
Excess of average interest-earning assets over average interest-bearing liabilities	$1,657,101			$1,303,711
Net interest income		$114,590			$97,540
Net interest rate spread			3.04%			2.59%
Net interest margin (7)			3.23%			2.74%
Cost of total deposits (8)			0.43%			0.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.16%			122.18%
Average non-performing loans/ Average total loans	0.63%			1.69%

(1)    Includes loans held for investment net of the allowance for loan losses and loans held for sale. The average balance of the allowance for loan losses was $55.9 million and $110.8 million in the three months ended June 30, 2022 and 2021, respectively, and $61.7 million and $110.9 million in the six months ended June 30, 2022 and 2021, respectively. The average balance of total loans held for sale was $112.2 million and $296 thousand in the three months ended June 30, 2022 and 2021, respectively, and $123.6 million and $0.2 million in the six months ended June 30, 2022 and 2021, respectively.
(2)    Includes average non-performing loans of $32.7 million and $103.6 million for the three months ended June 30, 2022 and 2021, respectively, and $36.0 million and $96.4 million for the six months ended June 30, 2022 and 2021, respectively. Interest income that would have been recognized on outstanding non-performing loans at June 30, 2022 and 2021 was $0.1 million and $0.9 million in the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $1.7 million in the six months ended June 30, 2022 and 2021, respectively.
(3)    Includes average balance of accumulated net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average accumulated net unrealized loss of $58.0 million and accumulated net unrealized gain of $24.1 million in the three months ended June 30, 2022 and 2021, respectively, and average accumulated net unrealized loss of $28.0 million and average accumulated net unrealized gain of $28.7 million in the six months ended June 30, 2022 and 2021, respectively.
(4)    Includes nontaxable securities with average balances of $14.8 million and $27.3 million for the three months ended June 30, 2022 and 2021, respectively, and $15.7 million and $47.9 million in the six months ended June 30, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 2.97% and 2.15% for the three months ended June 30, 2022 and 2021, respectively, and 2.85% and 2.77% for the six months ended June 30, 2022 and 2021, respectively. In 2022 and 2021, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $42.7 million and $52.2 million for the three months ended June 30, 2022 and 2021, respectively, and $43.4 million and $54.4 million in the six months ended June 30, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 3.31% and 2.19% for the three months ended June 30, 2022 and 2021, respectively, and 3.22% and 2.30% in the six months ended June 30, 2022 and 2021, respectively. In 2022 and 2021, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(6)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(7)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.
(8)    Calculated based upon the average balance of total noninterest bearing and interest bearing deposits.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Balance at the beginning of the period	$56,051	$110,940	$69,899	$110,902

Charge-offs
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Single-family residential	—	(58)	(10)	(58)
Commercial	(4,605)	(1,688)	(7,880)	(1,923)
Consumer and others	(915)	(786)	(1,948)	(1,217)
	(5,520)	(2,532)	(9,838)	(3,198)

International Loans (1):
Single-family residential	—	—	(4)	—
Total Charge-offs	$(5,520)	$(2,532)	$(9,842)	$(3,198)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$10	$70	$14	$70
Single-family residential	76	53	110	79
Commercial	1,058	303	1,259	750
Consumer and others	2	108	132	152
	1,146	534	1,515	1,051
International Loans (2):
Commercial	338	214	437	372
Consumer and others	12	29	18	58
	350	243	455	430
Total Recoveries	$1,496	$777	$1,970	$1,481

Net charge-offs	(4,024)	(1,755)	(7,872)	(1,717)
Provision for (reversal of) provision for loan losses	—	(5,000)	(10,000)	(5,000)
Balance at the end of the period	$52,027	$104,185	$52,027	$104,185
__________________
(1)    Primarily from Venezuela customers.
(2)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended June 30, 2022 and 2021
There was no provision expense or release from the ALL in the second quarter of 2022, compared to a release from the ALL of $5.0 million in the same period last year. During the second quarter of 2022, we had releases from the ALL of: (i) $1.0 million due to upgrades, payoffs and pay-downs of non-performing loans and special mention loans, (ii) $5.1 million as a result of improved macro-economic conditions, and (iii) $1.5 million due to recoveries. These releases from the ALL in the second quarter of 2022 were offset by $6.0 million in additional reserves requirements for charge-offs and $1.6 million in reserves requirements due to loan growth. The ALL release in the second quarter of 2021 was mainly driven by a decrease in reserves associated with the COVID-19 pandemic, as a result of improved macro-economic conditions and credit outlook, as the Florida and Texas economies continued to recover from the COVID-19 pandemic in the second quarter of 2021. In addition, the decrease in the loan portfolio outstanding balance in the second quarter of 2021, compared to the close of the first quarter of 2021, also contributed to lower reserve requirements. These results were partially offset by loan downgrades and additional reserves allocated in connection with the COVID-19 pandemic, primarily due to slower economic recovery of the New York market in the second quarter of 2021.

The ALL associated with the COVID-19 pandemic at June 30, 2022 was $2.7 million compared to $14.8 million as of June 30, 2021. This reduction in the ALL associated with the COVID-19 pandemic is the result of improved macro-economic conditions, while still taking into account the impact of supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment.

During the three months ended June 30, 2022, charge-offs increased $3.0 million, or 118.0%, compared to the same period of the prior year. In the three months ended June 30, 2022, charge-offs included: (i) $4.1 million related to two commercial loans, primarily including $3.6 million related to a loan relationship with a Miami-based U.S. coffee trader (“the Coffee Trader”), and (ii) an aggregate of $0.9 million in consumer loans. In the three months ended June 30, 2021, the Company charged-off an aggregate of $0.7 million related to consumer loans under indirect lending programs.The ratio of net charge-offs over the average total loan portfolio held for investment was 0.29% in the second quarter of 2022, compared to 0.12% in the second quarter of 2021.
As of December 31, 2021, the Coffee Trader had an outstanding balance of approximately $9.1 million. In the second quarter of 2022, the Company collected a partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loans losses. Therefore, as of June 30, 2022, there were no outstanding balances associated with this loan relationship. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K, for more details on the Coffee Trader.
During the second quarter of 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months, to support current ALL levels. No additional loan loss reserves were deemed necessary as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Six Months Ended June 30, 2022 and 2021
The Company released $10.0 million from the ALL in the six months ended June 30, 2022, compared to $5.0 million in the same period last year. The ALL release in the first half of 2022 was primarily attributed to releases of: (i) $4.4 million due to upgrades, payoffs and pay-downs of non-performing loans and special mention loans; (ii) $12.3 million as a result of improved macro-economic conditions, and (iii) $2.0 million due to recoveries. These releases from the ALL in the first half of 2022 were partially offset by $5.8 million in additional reserve requirements for charge-offs and $2.9 million in reserve requirements due to loan growth.The ALL release in the first half of 2021 was mainly driven by a decrease in reserves associated with the COVID-19 pandemic, as a result of improved macro-economic conditions and credit outlook, as the Florida and Texas economies continued to recover from the COVID-19 pandemic in the second quarter of 2021. In addition, the decrease in the loan portfolio outstanding balance in the second quarter of 2021, compared to the close of the first quarter of 2021, also contributed to lower reserve requirements. These results were partially offset by loan downgrades and additional reserves allocated in connection with the COVID-19 pandemic, primarily due to slower economic recovery of the New York market in the second quarter of 2021.

During the six months ended June 30, 2022, charge-offs increased $6.6 million, or 207.8%, compared to the same period of the prior year. In the six months ended June 30, 2022, charge-offs included: (i) $7.4 million related to four commercial loans, including $3.6 million related to the Coffee Trader and $2.5 million related to a nonaccrual loan paid off during the period, and (ii) an aggregate of $1.9 million in consumer loans. In the six months ended June 30, 2021, the Company charged-off an aggregate of $1.9 million related to consumer loans under indirect lending programs. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.29% in the first half of 2022, compared to 0.06% in the first half of 2021.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,577	35.4%	$4,284	27.2%	$293	6.8%
Brokerage, advisory and fiduciary activities	4,439	34.3%	4,431	28.2%	8	0.2%
Loan-level derivative income (1)	1,009	7.8%	1,293	8.2%	(284)	(22.0)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	1,334	10.3%	1,368	8.7%	(34)	(2.5)%
Cards and trade finance servicing fees	508	3.9%	388	2.5%	120	30.9%
Gain (loss) on early extinguishment of FHLB advances, net	2	—%	(2,488)	(15.8)%	2,490	100.1%
Securities (losses) gains, net (3)	(2,602)	(20.1)%	1,329	8.5%	(3,931)	(295.8)%
Derivative gains, net (4)	855	6.6%	—	—%	$855	N/M
Other noninterest income (5) (6)	2,809	21.8%	5,129	32.5%	(2,320)	(45.2)%
Total noninterest income	$12,931	100.0%	$15,734	100.0%	$(2,803)	(17.8)%

	Six Months Ended June 30,				Change
	2022		2021		2022 over 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$9,197	34.1%	$8,390	28.1%	$807	9.6%
Brokerage, advisory and fiduciary activities	9,035	33.5%	9,034	30.2%	1	—%
Loan-level Derivative income (1)	4,161	15.4%	1,525	5.1%	2,636	172.9%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	2,676	9.9%	2,724	9.1%	(48)	(1.8)%
Cards and trade finance servicing fees	1,098	4.1%	727	2.4%	371	51.0%
Loss on early extinguishment of FHLB advances, net	(712)	(2.6)%	(2,488)	(8.3)%	1,776	71.4%
Securities (losses) gains, net (3)	(1,833)	(6.8)%	3,911	13.1%	(5,744)	(146.9)%
Derivative losses, net (4)	(490)	(1.8)%	—	—%	(490)	NM
Other noninterest income (5) (6)	3,824	14.2%	6,074	20.3%	(2,250)	(37.0)%
Total noninterest income	$26,956	100.0%	$29,897	100.0%	$(2,941)	(9.8)%

___________
(1)    Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $2.0 million and $0.2 million in the three months ended June 30, 2022 and 2021, respectively, and $3.1 million and $0.2 million in the six months ended June 30, 2022 and 2021, respectively, which are included as part of noninterest expenses under professional and other services fees.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3) Includes: (i) net gain on sale of debt securities of $1.3 million in the three months ended June 30, 2021, and $49 thousand and $4.2 million in the six months ended June 30, 2022 and 2021, respectively, (ii) unrealized losses of $2.6 million and unrealized gains of $22 thousand in the three months ended June 30, 2022 and 2021, respectively, and unrealized losses of $1.9 million and $0.4 million in the six months ended June 30, 2022 and 2021, respectively, related to the change in fair value of marketable equity securities not held for trading.
(4)    Net unrealized gains and losses related to uncovered interest rate caps with clients.
(5)    Includes mortgage banking revenue related to Amerant Mortgage of $2.4 million and $3.1 million in the three and six month periods ended June 30, 2022, respectively, primarily consisting of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

(6)    Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from subleases was $0.7 million in each of the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.3 million, in the six months ended June 30, 2022 and 2021, respectively.
N/M Means not meaningful

Three Months Ended June 30, 2022 and 2021
Total noninterest income decreased $2.8 million, or 17.8%, in the three months ended June 30, 2022 compared to the same period of 2021, mainly due to: (i) net unrealized losses on marketable equity securities of $2.6 million in the three months ended June 30, 2022; (ii) lower other noninterest income, and (iii) lower loan-level derivative income. The decrease in noninterest income was partially offset by: (i) the absence of a loss of $2.5 million on the early extinguishment of $235.0 million of FHLB advances in the three months ended June 30, 2021; (ii) net unrealized gains on derivative valuation of $0.9 million in the three months ended June 30, 2022 related to interest rate caps with clients, and (iii) higher deposit and service fees.

Other noninterest income decreased $2.3 million, or 45.2%, in the three months ended June 30, 2022 compared to the same period in 2021, mainly due to the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in the three months ended June 30, 2021. This was partially offset by mortgage banking income of $2.4 million related to Amerant Mortgage in the three months ended June 30, 2022 (mortgage banking income in the three months ended June 30, 2021 was not significant). Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In each of the three months ended June 30, 2022 and 2021 rental income from subleases was $0.7 million.

Amerant Mortgage continues to execute on its growth strategy. In the second quarter of 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022, due to two former principals surrendering their interest in Amerant Mortgage to the Company when they became full time employees of the Bank, and an additional $1 million capital contribution made by the Company to Amerant Mortgage in the second quarter of 2022. Total mortgage loans held for sale were $54.9 million as of June 30, 2022, compared to $14.9 million at December 31, 2021.

Loan-level derivative income decreased $0.3 million, or 22.0%, in the three months ended June 30, 2022 compared to the same period in 2021, mainly driven by a lower volume of interest rate swap transactions with clients.
Deposits and service fees increased $0.3 million, or 6.8%, in the three months ended June 30, 2022 compared to the same period last year, primarily due to higher service charge fee income. In addition, we received higher wire transfer fees from increased activity in the three months ended June 30, 2022.
Brokerage, advisory and fiduciary activities remained relatively flat in the three months ended June 30, 2022 compared to the same period last year, as an increase of $0.2 million in brokerage fees was offset by a decrease of $0.2 million in advisory and fiduciary fees. The increase in brokerage fees was mainly driven by higher fixed income trading revenues coupled with higher administrative fees. The decrease in advisory fees is mainly the result of lower market valuations of AUM in our client’s advisory accounts.

Our AUM totaled $1.9 billion at June 30, 2022, a decrease of $353.1 million, or 15.9%, from $2.2 billion at December 31, 2021, primarily driven by lower market valuations, due to decreased valuations in equity and fixed income markets.

Six Months Ended June 30, 2022 and 2021

Total noninterest income decreased $2.9 million, or 9.8%, in the six months ended June 30, 2022 compared to the same period of 2021, mainly due to: (i) net unrealized losses on marketable equity securities of $1.9 million in the six months ended June 30, 2022; (ii) lower noninterest income, and (iii) net unrealized losses on derivative valuation of $0.5 million in the six months ended June 30, 2022 related to interest rate caps with clients. The decrease in noninterest income was partially offset by: (i) higher loan-level derivative income; (ii) lower losses on the early extinguishment of FHLB advances, which decreased $1.8 million in the period, and (iii) higher deposit and service fees. In the first half of 2022, the Company recorded a loss of $0.7 million on the early extinguishment of around $180.0 million of FHLB advances. In the first half of 2021, the Company recorded a loss of $2.5 million on the early extinguishment of around $235 million of FHLB advances.

Other noninterest income decreased $2.3 million, or 37.0%, in the six months ended June 30, 2022 compared to the same period in 2021, mainly due to the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in the six months ended June 30, 2021. This was partially offset by mortgage banking income of $3.1 million related to Amerant Mortgage in the six months ended June 30, 2022 (mortgage banking income in the six months ended June 30, 2021 was not significant). Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the six months ended June 30, 2022 and 2021 rental income from subleases was $1.4 million and $1.3 million, respectively.

Loan-level derivative income increased $2.6 million, or 172.9%, in the six months ended June 30, 2022 compared to the same period in 2021, mainly driven by a higher volume of interest rate swap transactions with clients.

Deposits and service fees increased $0.8 million, or 9.6%, in the six months ended June 30, 2022 compared to the same period last year, primarily due to higher service charge fee income. In addition, we received higher wire transfer fees from increased activity in the six months ended June 30, 2022.
Brokerage, advisory and fiduciary activities remained relatively flat in the six months ended June 30, 2022 compared to the same period last year, as an increase of $0.1 million in brokerage fees was offset by an increase of $0.1 million in advisory and fiduciary fees. The increase in brokerage fees was mainly driven by higher fixed income trading revenues coupled with higher administrative fees. The decrease in advisory fees is mainly the result of lower market valuations of AUM in our client’s advisory accounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$30,212	48.5%	$30,796	60.2%	$(584)	(1.9)%
Occupancy and equipment (2) (3)	7,760	12.5%	5,342	10.4%	2,418	45.3%
Professional and other services fees (4) (5)	6,746	10.8%	4,693	9.2%	2,053	43.8%
Telecommunications and data processing	3,214	5.2%	3,515	6.9%	(301)	(8.6)%
Advertising expenses	3,253	5.2%	827	1.6%	2,426	293.4%
Depreciation and amortization (6)	1,294	2.1%	1,872	3.7%	(578)	(30.9)%
FDIC assessments and insurance	1,526	2.5%	1,702	3.3%	(176)	(10.3)%
Loans held for sale valuation reversal (7)	(300)	(0.5)%	—	—%	(300)	NM
Other real estate owned valuation expense (8)	3,174	5.10%	—	—%	3,174	NM
Contract termination costs (9)	2,802	4.5%	—	—%	2,802	NM
Other operating expenses (10)	2,560	4.1%	2,378	4.7%	182	7.7%
Total noninterest expenses (11)	$62,241	100.0%	$51,125	100.0%	$11,116	21.7%

	Six Months Ended June 30,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$60,615	49.3%	$57,223	60.4%	$3,392	5.9%
Occupancy and equipment (2) (3)	14,485	11.8%	9,830	10.4%	4,655	47.4%
Professional and other services fees (4) (5)	13,928	11.3%	8,477	8.9%	5,451	64.3%
Telecommunications and data processing	7,252	5.9%	7,242	7.6%	10	0.1%
Advertising Expenses	6,225	5.1%	1,143	1.2%	5,082	444.6%
Depreciation and amortization (6)	2,446	2.0%	3,658	3.9%	(1,212)	(33.1)%
FDIC assessments and insurance	2,922	2.4%	3,457	3.6%	(535)	(15.5)%
Loans held for sale valuation allowance (7)	159	0.1%	—	—%	159	NM
Other real estate owned valuation expense (8)	3,174	2.6%	—	—%	3,174	NM
Contract Termination Costs (9)	6,814	5.5%	—	—%	6,814	NM
Other operating expenses (10)	5,039	4.0%	3,720	3.9%	1,319	35.5%
Total noninterest expenses (11)	$123,059	100.0%	$94,750	100.0%	$28,309	29.9%
_______
(1)    In the three and six month periods ended June 30, 2022, includes $0.7 million and $1.4 million, respectively, of severance expenses, mainly in connection with the restructuring of business lines and the elimination of certain support functions. In the three and six month periods ended June 30, 2021, includes $3.3 million of severance expenses, mainly related to the departure of the Company’s COO and elimination of various support function positions.
(2)    In the three months ended June 30, 2022 and 2021, includes ROU asset impairment charges of $1.6 million and $0.8 million, respectively, in connection with the closure of a branch in Pembroke Pines, Florida in 2022, and the close of our NY loan production office in 2021. In addition, in the six months ended June 30, 2022, includes $47 thousand related to the lease termination of a branch in Fort Lauderdale, Florida in 2021.
(3) Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from subleases was $0.7 million in each of the three months ended June 30, 2022 and 2021, and $1.4 million and $1.3 million, in the six months ended June 30, 2022 and 2021, respectively.
(4) In the six months ended June 30, 2022, includes additional expenses of $1.2 million: including (i) $0.8 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses, and (iii) $0.1 million of costs associated with the subleasing of the New York office space.
(5) Other services fees include expenses of $2.0 million and $0.2 million in the three months ended June 30, 2022 and 2021, respectively, and $3.1 million and $0.2 million in the six months ended June 30, 2022 and 2021, respectively, in connection with our loan-level derivative income generation activities. See “Noninterest income” for more details.
(6) In the three and six month periods ended June 30, 2021, includes $0.5 million and $1.1 million, respectively, of depreciation expense associated with the Company’s previously owned headquarters building. No depreciation expense related to the headquarters building was recorded in the three and six month periods ended June 30, 2022 as this property was sold and leased-back in the fourth quarter of 2021.
(7)    Valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.
(8)    Fair value adjustment related to one OREO property in New York.
(9)    Estimated contract terminations and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(10)    Includes charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.
(11)    Includes $3.7 million and $1.2 million in the three months ended June 30, 2022 and 2021, respectively, and $7.1 million and $1.5 million in the six months ended June 30, 2022 and 2021, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM Means not meaningful

Three Months Ended June 30, 2022 and 2021
Noninterest expense increased $11.1 million, or 21.7%, in the three months ended June 30, 2022 compared to the same period in 2021, mainly due to: (i) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York, and (ii) $2.8 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. In addition, in the three months ended June 30, 2022, we had higher advertising and marketing expenses, occupancy and equipment expenses and professional and other service fees. These results were partially offset by: (i) lower total salaries and employee benefits; (ii) lower depreciation and amortization expenses; (iii) lower FDIC assessments and insurance expenses, and (iv) a $0.3 million reversal from the valuation allowance related to the change in fair value of New York loans held for sale.

Advertising expenses increased $2.4 million, or 293.4%, in the three months ended June 30, 2022 compared to the same period last year, mainly as a result of the Company’s efforts to build brand awareness as well as account opening campaigns and different market efforts to drive or increase digital and branch traffic. These impactful campaigns include out-of-home advertising and various campaigns via social media and public relations. Additionally, in July 2022, we entered into a new multi-year agreement to become the official bank of the NBA’s Miami Heat. We also entered into a new multi-year agreement as a proud partner of the NHL’s Florida Panthers. We also continue to leverage other local partnerships with the University of Miami Athletics, United Way, and Habitat for Humanity.
Occupancy and equipment costs increased $2.4 million, or 45.3%, in the three months ended June 30, 2022 compared to the same period last year, mainly driven by additional rent expense of $2.5 million associated with the previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In addition, in the second quarter of 2022, the Company recorded a lease impairment charge of $1.6 million related to the closure of a branch, in Pembroke Pines, Florida. These increases were partially offset by the absence of a lease impairment of $0.8 million in the second quarter of 2021 in connection with the closing of the NY LPO. Additionally, beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In each of the three months ended June 30, 2022 and 2021 rental income from subleases was $0.7 million.

Professional and other services fees increased $2.1 million, or 43.8%, in the three months ended June 30, 2022 compared to the same period last year. This increase was mainly driven by higher expenses in connection with our loan-level derivative income generation activities (derivative transactions with clients).

Salaries and employee benefits decreased $0.6 million, or 1.9%, in the three months ended June 30, 2022 compared to the same period one year ago, mainly due to: (i) lower severance expenses, as the second quarter of 2021 included $3.3 million in connection with the departure of the Company’s Chief Operating Officer and elimination of various support functions, and (ii) decreases in salaries and employee benefits associated with the Company’s ongoing transformation and efficiency improvement efforts. These results were partially offset by: (i) higher non-equity variable compensation; (ii) commissions paid primarily related to loan origination efforts in the mortgage banking business, and (iii) higher equity variable compensation in connection with the long term incentive program which has been in place since 2021. At June 30, 2022, our FTEs were 680, a net decrease of 39 FTEs, or 5.4% compared to 719 FTEs at June 30, 2021. The 680 FTEs at June 30, 2022 include the new staff associated with Amerant Mortgage, which had 67 FTEs at June 30, 2022, compared to 38 FTEs at June 30, 2021. In the second quarter of 2022, the company rebalanced its workforce in the mortgage banking business in light of current market conditions. In addition, as a result of the Company’s agreement with FIS, there were 80 FTEs who moved to FIS effective in January 2022.

Depreciation and amortization expenses decreased $0.6 million, or 30.9%, in the three months ended June 30, 2022 compared to the same period last year. This was mainly due to the absence of depreciation expense related to the Company’s previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In the three months ended June 30, 2021, the Company recorded $0.5 million of depreciation expense associated with the headquarters building.

FDIC assessments and insurance expenses decreased $0.2 million, or 10.3%, in the three months ended June 30, 2022 compared to the same period one year ago, mainly due to lower FDIC assessment rates.

Six Months Ended June 30, 2022 and 2021

Noninterest expense increased $28.3 million, or 29.9%, in the three months ended June 30, 2022 compared to the same period in 2021, mainly due to additional expenses in the six months ended June 30, 2022, including: (i) $6.8 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; (ii) a non-routine charge of $3.2 million resulting from the market valuation adjustment of one OREO property in New York, and (iii) a valuation expense of $0.2 million related to the change in fair value of New York loans held for sale. In addition, in the six months ended June 30, 2022, we had higher professional and other service fees, advertising and marketing expenses, occupancy and equipment expenses, salary and employee benefits and other expenses. These increases were partially offset by lower depreciation and amortization expenses and FDIC assessments and insurance expenses.

Professional and other services fees increased $5.5 million, or 64.3%, in the six months ended June 30, 2022 compared to the same period last year. This increase was mainly driven by: (i) higher expenses in connection with our loan-level derivative income generation activities (derivative transactions with clients); (ii) $0.8 million of consulting fees resulting from the Company’s transition to our new technology provider; (iii) higher expenses related to the onboarding of a new firm as a result of the outsourcing of the Company’s internal audit function late in the second quarter of 2021, and (iv) higher search and recruitment expenses.

Advertising expenses increased $5.1 million, or 444.6%, in the six months ended June 30, 2022 compared to the same period last year, mainly as a result of the Company’s efforts to build brand awareness as well as account opening campaigns and different market efforts to drive or increase digital and branch traffic. These impactful campaigns include out-of-home advertising and various campaigns via social media and public relations. In addition, in July 2022, we entered into a new multi-year agreement to become the official bank of the NBA’s Miami Heat and we also entered into a new multi-year agreement as a proud partner of the NHL’s Florida Panthers. We continue to leverage other local partnerships with the University of Miami Athletics, United Way and Habitat for Humanity.

Occupancy and equipment costs increased $4.7 million, or 47.4%, in the six months ended June 30, 2022 compared to the same period last year, mainly driven by additional rent expense of $5.0 million associated with the previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In addition, in the first half of 2022, the Company recorded a lease impairment charge of $1.6 million related to the closure of a branch, in Pembroke Pines, Florida. These increases were partially offset by the absence of a lease impairment of $0.8 million in the first half of 2021 in connection with the closing of the New York LPO. Additionally, beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the six months ended June 30, 2022 and 2021 rental income from subleases was $1.4 million and $1.3 million, respectively.

Salaries and employee benefits increased $3.4 million, or 5.9%, in the six months ended June 30, 2022 compared to the same period one year ago, mainly due to: (i) higher non-equity variable compensation; (ii) commissions paid primarily related to loan origination efforts in the mortgage banking area; (ii) higher equity variable compensation in connection with the long term incentive program which has been in place since 2021, and (iii) higher salaries and employee benefits in connection with new hires, primarily in Amerant Mortgage. These results were partially offset by: (i) lower severance expenses, as the first half of 2021 included $3.3 million in connection with the departure of the Company’s Chief Operating Officer and elimination of various support functions; and (ii) decreases in salaries and employee benefits associated with the Company’s ongoing transformation and efficiency improvement efforts. At June 30, 2022, our FTEs were 680, a net decrease of 39 FTEs, or 5.4% compared to 719 FTEs at June 30, 2021. The 680 FTEs at June 30, 2022 include the new staff associated with Amerant Mortgage, which had 67 FTEs at June 30, 2022, compared to 38 FTEs at June 30, 2021. In addition, as a result of the Company’s agreement with FIS, there were 80 FTEs who moved to FIS effective in January 2022.

Other operating expenses increased $1.3 million, or 35.5%, in the six months ended June 30, 2022 compared to the same period last year. This includes increases in public relations/sponsorships expenses, new mortgage lending cost related to Amerant Mortgage and other smaller expenses.
Depreciation and amortization expenses decreased $1.2 million, or 33.1%, in the six months ended June 30, 2022 compared to the same period last year. This was mainly due to the absence of depreciation expense related to the Company’s previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In the six months ended June 30, 2021, the Company recorded $1.1 million of depreciation expense associated with the headquarters building.

FDIC assessments and insurance expenses decreased $0.5 million, or 15.5%, in the six months ended June 30, 2022 compared to the same period one year ago, mainly due to lower FDIC assessment rates.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	2022 vs 2021		2022	2021	2022 vs 2021
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$9,635	$19,580	($9,945)	(50.8)%	$28,487	$37,687	($9,200)	(24.4)%
Income tax expense	$2,033	$4,435	($2,402)	(54.2)%	$6,011	$8,083	($2,072)	(25.6)%
Effective income tax rate	21.10%	22.65%	(1.55)%	(6.8)%	21.10%	21.45%	(0.35)%	(1.6)%
In the second quarter and the first half of 2022, income tax expense decreased to $2.0 million and $6.0 million, respectively, from $4.4 million and $8.1 million in the second quarter and first half of 2021, respectively. This was mainly driven by lower income before income taxes in the second quarter and first half of 2022 compared to the same periods last year.
As of June 30, 2022, the Company’s net deferred tax assets were $33.3 million, an increase of $22.0 million, or 194.4%, compared to $11.3 million as of December 31, 2021. This was mainly driven by an increase of $22.5 million in connection with $88.6 million in net unrealized holding losses on debt securities available for sale during the six months ended June 30, 2022.

Financial Condition - Comparison of Financial Condition as of June 30, 2022 and December 31, 2021
Assets. Total assets were $8.2 billion as of June 30, 2022, an increase of $512.8 million, or 6.7%, compared to $7.6 billion at December 31, 2021. In the six months ended June 30, 2022, total loans held for investment and held for sale, net of the allowance for loan losses, debt securities held to maturity, and cash and cash equivalents increased $297.7 million, or 5.4%, $120.4 million, or 101.9%, and $79.8 million, or 29.1%, respectively. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $354.1 million at June 30, 2022 from $274.2 million at December 31, 2021. At June 30, 2022, the Company’ cash and cash equivalents included restricted cash of $21.8 million, which was held primarily to cover margin calls on derivative transactions with certain brokers. There were no restricted cash balances at December 31, 2021.
Cash flows used in operating activities were $48.7 million in the six months ended June 30, 2022, primarily driven by: (i) higher volume of originations of mortgage loans held for sale, and (ii) a reduction in operating liabilities mainly as the Company paid amounts due from variable compensation plans and other liabilities during the period.
Net cash used in investing activities was $412.6 million during the six months ended June 30, 2022, mainly driven by: (i) a net increase in loans of $302.1 million, and (ii) purchases of investment securities totaling $327.2 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $151.1 million, and (ii) proceeds from loan sales of $70.1 million.
In the six months ended June 30, 2022, net cash provided by financing activities was $541.2 million. These activities included: (i) a net increase of $655.4 million in total demand, savings and money market deposit balances; (ii) net proceeds from the issuance of subordinated notes of $29.1 million, and (iii) net proceeds from FHLB advances of $19.3 million. These proceeds were partially offset by: (i) a decrease of $83.4 million in time deposits; (ii) an aggregate $72.1 million in connection with the repurchase of shares of Class A common stock under repurchase programs launched in 2021 and in 2022; and (iii) $6.2 million of dividends declared and paid by the Company in the first half of 2022. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances, issuance of subordinated notes and the stock repurchase programs launched in 2021 and 2022.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2022	December 31, 2021
(in thousands, except percentages)
Total loans, gross (1)	$5,847,384	$5,567,540
Total loans, gross / total assets	71.7%	72.9%

Allowance for loan losses	$52,027	$69,899
Allowance for loan losses / total loans held for investment, gross (1) (2)	0.91%	1.29%

Total loans, net (3)	$5,795,357	$5,497,641
Total loans, net / total assets	71.1%	72.0%
_______________
(1)    Total loans, gross are outstanding loans principal balance, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, as well as unamortized premiums paid on purchased loans, excluding the allowance for loan losses. At June 30, 2022 and

December 31, 2021, the Company had $66.4 million and $143.2 million in loans held for sale carried at the lower of cost or estimated fair value, respectively, and $54.9 million and $14.9 million, in loans held for sale carried at fair value in connection with Amerant Mortgage’s ongoing business, respectively.
(2)    See Note 5 of our audited consolidated financial statements included in the Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our impairment models.
(3)    Total loans, net are outstanding loans principal balance, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, as well as unamortized premiums paid on purchased loans and net of the allowance for loan losses.

The table below summarizes the composition of our loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

(in thousands)	June 30, 2022	December 31, 2021
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,530,293	$1,540,590
Multi-family residential	532,066	514,679
Land development and construction loans	288,581	327,246
	2,350,940	2,382,515
Single-family residential	664,818	586,783
Owner occupied	954,538	962,538
	3,970,296	3,931,836
Commercial loans	1,094,287	942,781
Loans to depository institutions and acceptances (1)	13,250	13,710
Consumer loans and overdrafts (2) (3)	555,036	421,471
Total Domestic Loans	5,632,869	5,309,798

International Loans:
Real Estate Loans
Single-family residential (4)	62,894	74,556
Commercial loans	27,961	22,892
Consumer loans and overdrafts (5)	2,407	2,194
Total International Loans	93,262	99,642
Total Loans held for investment	$5,726,131	$5,409,440

__________________
(1)    Mostly comprised of loans secured by cash or U.S. Government securities.
(2)    Includes customers’ overdraft balances totaling $5.9 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively.
(3)    Includes indirect lending loans purchased with an outstanding balance of $477.3 million and $297.0 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the outstanding balance of indirect lending loans includes unamortized premiums paid of $13.0 million and $9.1 million, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at June 30, 2022 and December 31, 2021 is depicted in the following table:

(in thousands)	June 30, 2022	December 31, 2021
Retail (1)	$731,696	$751,202
Multifamily	532,066	514,679
Office space	352,523	361,921
Land and construction	288,581	327,246
Hospitality	242,663	241,336
Industrial and warehouse	116,741	100,001
Specialty (2)	86,670	86,130
Total CRE (3)	$2,350,940	$2,382,515
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
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $287.0 million at June 30, 2022 and $346.3 million at December 31, 2021.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	June 30, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$44,568	$110,271
Multi-family residential	20,684	31,606
	65,252	141,877
Owner occupied	1,297	1,318
Total real estate loans	66,549	143,195
Less: valuation allowance	159	—
Total loans held for sale at the lower of cost or fair value	66,390	143,195

Loans held for sale at fair value (1)
Land development and construction loans	2,366	—
Single-family residential	52,497	14,905
Total loans held for sale at fair value	54,863	14,905
Total loans held for sale (2)	$121,253	$158,100
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status as of June 30, 2022 and December 31, 2021.

In 2021, in connection with the closing of our former NYC LPO, the Company elected to market and sell a portion of the loan portfolio held for investment to shorten duration and significantly reduce the number of loans being serviced. Therefore, in 2021, the Company classified certain New York real estate loans as held for sale carried at the lower of cost or estimated fair value. These loans had been previously carried at their original cost. At June 30, 2022 these loans were $66.4 million, net of a $0.2 million valuation allowance resulting from their fair value measurement during the period, compared to $143.2 million at December 31, 2021. During the first half of 2022, the Company sold $57.3 million of these loans at their par value, and collected approximately $19.5 million in full or partial satisfaction of these loans.

As of June 30, 2022 and December 31, 2021, CRE loans held for sale carried at the lower of cost or estimated fair value include $25.7 million and $85.4 million in the retail segment, respectively, $20.7 million and $31.6 million in the multifamily segment, respectively, and $18.9 million and $25.0 million, in the office segment, respectively.

During May 2021, Amerant Mortgage started taking loan applications. It also acquired an Idaho-based mortgage operation which allows it to operate its mortgage business nationally with direct access to important federal housing agencies. At June 30, 2022 and December 31, 2021, there were $54.9 million and $14.9 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value.

As of June 30, 2022, total loans, including loans held for sale, were $5.8 billion, up $279.8 million, or 5.0%, compared to December 31, 2021. Domestic loans increased $286.2 million, or 5.2%, as of June 30, 2022, compared to December 31, 2021. The increase in total domestic loans includes net increases of $151.5 million, or 16.1%, $133.6 million, or 31.7%, and $115.6 million, or 19.7%, in domestic commercial loans, consumer loans and single-family residential loans. These increases were partially offset by a net decrease of $105.8 million, or 4.2%, in domestic CRE loans, including $76.6 million in domestic CRE loans held for sale related to our New York loan portfolio. These increases in domestic loans in the first half of 2022 were primarily driven by origination and cross-sale efforts in commercial loans, partially offset by loan prepayments. In addition, the domestic loan growth was complemented with purchases of approximately $254 million under indirect consumer lending programs. Also during the second quarter of 2022, the Company launched a new white label equipment finance solution.

As of June 30, 2022, loans under syndication facilities, including loans held for investment and held for sale, were $338.1 million, a decline of $50.9 million, or 13.1%, compared to $389.0 million at December 31, 2021. This decline was primarily driven by payoffs totaling $52.0 million in connection with two CRE construction loans, including: (i) $31.0 million related to one construction loan in the hotel industry in New York, and (ii) $21.0 million related to a construction multifamily loan in Florida. As of June 30, 2022, syndicated loans that financed highly leveraged transactions were $13.7 million, or 0.2%, of total loans, compared to $17.1 million, or 0.3%, of total loans as of December 31, 2021.

Loans to international customers, primarily from Venezuela and other customers in Latin America, decreased $6.4 million, or 6.4%, in the six months ended June 30, 2022, mainly driven by a $11.7 million in residential loan payoffs from Venezuelan borrowers. This was partially offset by an increase of $5.1 million in commercial loans and $0.2 million in consumer loans.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2022		December 31, 2021
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$53,979	0.7%	$64,636	0.9%
Other (3)	39,283	0.4%	35,006	0.4%
Total	$93,262	1.1%	$99,642	1.3%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $53.5 million and $21.1 million as of June 30, 2022 and December 31, 2021, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $54.0 million and $64.6 million as of June 30, 2022 and December 31, 2021, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	June 30, 2022				December 31, 2021
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$2,561	$2,477	$48,941	$53,979	$961	$4,987	$58,688	$64,636
Other (2)	12,986	17,886	8,411	39,283	416	14,690	19,900	35,006
Total (3)	$15,547	$20,363	$57,352	$93,262	$1,377	$19,677	$78,588	$99,642
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $54.0 million and $64.6 million as of June 30, 2022 and December 31, 2021, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $53.5 million and $21.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

	June 30, 2022		December 31, 2021
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$14,166	40.5%	$17,952	43.5%
Commercial	29,323	38.6%	38,616	38.7%
Financial institutions	—	0.2%	41	0.3%
Consumer and others (1)	7,787	19.1%	11,762	15.7%
	51,276	98.4%	68,371	98.2%

International Loans (2)
Commercial	323	0.5%	363	0.4%
Financial institutions	—	—%	1	—%
Consumer and others (1)	428	1.1%	1,164	1.4%
	751	1.6%	1,528	1.8%

Total Allowance for Loan Losses	$52,027	100.0%	$69,899	100.0%
% of Total Loans held for investment	0.91%		1.29%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the six months ended June 30, 2022, the changes in the allocation of the ALL were primarily attributed to improved macro-economic conditions and loan upgrades, as well as loan payoffs and pay-downs of non-performing loans and special mention loans, as well as sales of non-performing loans. This was partially offset by additional reserve requirements for charge-offs, commercial, CRE and consumer loan growth and loans downgraded to non-performing during the period. The ALL associated with the COVID-19 pandemic was reduced to $2.7 million as of June 30, 2022 from $14.1 million as of December 31, 2021. The reduction reflects improved macro-economic conditions, partially offset by the impact of supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment.

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

	June 30, 2022	December 31, 2021
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,251	$7,285
Single-family residential	2,733	3,349
Owner occupied	9,558	8,665
	13,542	19,299
Commercial loans (2)	8,987	28,440
Consumer loans and overdrafts	2,394	251
Total Domestic	24,923	47,990

International Loans: (3)
Real Estate Loans
Single-family residential	22	1,777
Consumer loans and overdrafts	4	6
Total International	26	1,783
Total Non-Accrual Loans	$24,949	$49,773

Past Due Accruing Loans (4)
Domestic Loans:
Real Estate Loans
Single-family residential	$162	$—
Consumer loans and overdrafts	42	8
Total Domestic	204	8

Total Past Due Accruing Loans	204	8

Total Non-Performing Loans	$25,153	$49,781
Other Real Estate Owned	6,545	9,720
Total Non-Performing Assets	$31,698	$59,501
__________________
(1)    Includes loan modifications that met the definition of TDRs that may be performing in accordance with their modified loan terms. As of June 30, 2022 and December 31, 2021, non-performing TDRs include $8.3 million and $9.1 million, respectively, in a multiple loan relationship to a South Florida borrower.
(2)    As of December 31, 2021, includes $9.1 million in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021. Furthermore, In the second quarter of 2022, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loans losses. Therefore, as of June 30, 2022, there were no outstanding balances associated with this loan relationship.
(3)    In the first quarter of 2022, the Company collected a partial payment of around $9.8 million on one commercial nonaccrual loan of $12.4 million. Also, in the first quarter of 2022, the Company charged-off the remaining balance of this loan of $2.5 million against its specific reserve at December 31, 2021.
(4)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(5)    Loans past due 90 days or more but still accruing.

At June 30, 2022, non-performing assets decreased $27.8 million, or 46.7%, compared to December 31, 2021. This was primarily driven by: (i) loan payoffs totaling $20.2 million, including $16.2 million related to three commercial loans, $1.0 million related to one owner occupied loan, $0.9 million related to one single-family residential loan and a total of $2.1 million related to smaller loans; (ii) loans sales totaling $12.9 million, including $11.6 million related to two non-owner occupied loans and a total of $1.3 million related to multiple single-family residential loans; (iii) charge-offs against the ALL of $9.5 million, including $6.1 million related to two commercial nonaccrual loans paid off during the period, $1.5 million related to multiple commercial loans and an aggregate $1.9 million related to multiple consumer loans, and (iv) a decrease of $3.2 million resulting from the market valuation adjustment of one OREO property in New York. These decreases were partially offset by the placement in non accrual status of loans totaling $18.0 million: (i) one commercial loan relationship with a South Florida borrower in the construction industry totaling $9.1 million, including a commercial loan of $5.0 million, two non-owner occupied loans totaling $2.4 million, and multiple consumer loans totaling $1.8 million; (ii) one non-owner occupied loan of $5.7 million which was among the loans sold during the period, and (iii) an aggregate of $3.2 million in smaller loans.

We recognized no interest income on non accrual loans during the six months ended June 30, 2022 and 2021.

In January 2022, the Company collected a partial payment of approximately $9.8 million on one commercial nonaccrual loan with a carrying value of $12.4 million and charged-off the remaining balance of this loan of $2.5 million against its allocated specific reserve at December 31, 2021.

In April 2022, the Company completed the sale of two non-owner occupied nonaccrual loan of around $11.6 million, at its par value. In addition in January 2022, the Company completed the sale of multiple single-family residential nonaccrual loans of around $1.3 million at its par value.

In the second quarter of 2022, in connection with the loan relationship with the Coffee Trader, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loans losses. Therefore, as of June 30, 2022, there were no outstanding balances associated with this loan relationship.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2022				December 31, 2021
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$29,799	$—	$1,257	$31,056	$34,205	$5,890	$1,395	$41,490
Single-family residential	—	3,011	—	3,011	—	5,221	—	5,221
Owner occupied	—	9,649	—	9,649	7,429	8,759	—	16,188
	29,799	12,660	1,257	43,716	41,634	19,870	1,395	62,899
Commercial loans (2)	7,873	9,663	604	18,140	32,452	20,324	9,497	62,273
Consumer loans and overdrafts	—	2,398	—	2,398	—	270	—	270
	$37,672	$24,721	$1,861	$64,254	$74,086	$40,464	$10,892	$125,442
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) As of December 31, 2021, includes $9.1 million in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as a result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021. Furthermore, in the second quarter of 2022, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loan losses. Therefore, as of June 30, 2022, there were no outstanding balances associated with this loan relationship.

Classified loans, which includes substandard and doubtful loans, totaled $26.6 million at June 30, 2022, compared to $51.4 million at December 31, 2021. This decrease of $24.8 million, or 48.2%, compared to December 31, 2021, was primarily driven by: (i) loan payoffs totaling $20.4 million, including $16.2 million related to three commercial loans, $1.0 million related to one owner occupied loan, $0.9 million related to one single-family residential loan and a total of $2.3 million related to smaller loans; (ii) loans sales totaling $12.9 million, including $11.6 million related to two non-owner occupied loans and a total of $1.3 million related to multiple single-family residential loans, and (iii) charge-offs against the ALL of $9.5 million, including $6.1 million related to two commercial nonaccrual loans paid off during the period, $1.5 million related to multiple commercial loans and an aggregate $1.9 million related to multiple consumer loans. These decreases were partially offset by the placement in non accrual status of loans totaling $18.0 million: (i) one commercial loan relationship with a South Florida borrower in the construction industry totaling $9.1 million, including a commercial loan of $5.0 million, two non-owner occupied loans totaling $2.4 million, and multiple consumer loans totaling $1.8 million; (ii) one non-owner occupied loan of $5.7 million which was among the loans sold during the period, and (iii) an aggregate of $3.2 million in smaller loans.

Special mention loans as of June 30, 2022 totaled $37.7 million, a decrease of $36.4 million, or 49.2%, from $74.1 million as of December 31, 2021. This decrease was primarily due to: (i) a decrease of $40.8 million due to the upgrade of one non-owner occupied loan of $24.9 million, and two commercial loans totaling $15.8 million, (ii) paydowns/payoffs of $18.2 million, including one non-owner occupied loan of $2.6 million, one commercial loan of $8.3 million, and one owner-occupied loan of $7.4 million. In addition, there was a non-owner occupied loan of $5.7 million further downgraded to substandard and sold during the period. These decreases were partially offset by one non-owner occupied loan of $29.0 million which was downgraded during the period. All special mention loans remained current at June 30, 2022.

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

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2022 and December 31, 2021, are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Real estate loans
Commercial real estate (CRE)
Land development and construction loans	$—	$94
Single-family residential	95	95
Owner occupied	90	—
	185	189
Commercial loans	1,280	1,380
Loans to depository institutions and acceptances		—
Consumer loans and overdrafts (1)	—	13
	$1,465	$1,582
__________
(1) Corresponds to international consumer loans.

At June 30, 2022, total potential problem loans decreased $0.1 million, or 7.4%, compared to December 31, 2021. This was mainly due to the paydown of one commercial loan of $0.1 million. No new additions of potential problems loans were recorded during the period.

The Company will no longer be deemed an EGC effective as of December 31, 2022. Therefore, adoption of the pending new accounting guidance on CECL, will be required on the Company’s consolidated financial statements as of and for the reporting period ending that date, with retroactive application as of January 1, 2022, the beginning of the adoption period. See Note 1 to the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details on the pending adoption of CECL by the Company.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2022 and December 31, 2021. The book value for debt securities classified as available for sale, equity securities and trading securities, represents fair value, and the book value for debt securities classified as held to maturity represents amortized cost.

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt	$427,281	30.1%	$450,773	33.6%
Corporate debt (1) (2)	334,016	23.5%	357,790	26.7%
U.S. government agency debt	355,844	25.0%	361,906	27.0%
Collateralized loan obligations	4,775	0.3%	—	—%
U.S. Treasury debt	990	0.1%	2,502	0.2%
Municipal bonds	1,895	0.1%	2,348	0.2%
	$1,124,801	79.1%	$1,175,319	87.7%

Debt securities held to maturity (3)	$238,621	16.8%	$118,175	8.8%

Equity securities with readily determinable fair value not held for trading	$10,767	0.8%	$252	—%

Trading securities	$103	—%	—	—%

Other securities (4):	$48,187	3.3%	$47,495	3.5%
	$1,422,479	100.0%	$1,341,241	100.0%
__________________
(1)    As of June 30, 2022 and December 31, 2021 corporate debt includes $10.1 million and $12.5 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at June 30, 2022, and from Canada and Japan in three different sectors at December 31, 2021. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of June 30, 2022 and December 31, 2021, debt securities in the financial services sector issued by domestic corporate entities represent 2.9% and 3.1% of our total assets, respectively.
(3)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
(4)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of June 30, 2022, total securities increased by $81.2 million, or 6.1%, to $1.4 billion compared to December 31, 2021. The increase in the six months ended June 30, 2022 was mainly driven by purchases of $327.2 million, primarily debt securities available for sale and held to maturity. This was partially offset by: (i) maturities, sales and calls totaling $151.1 million, primarily debt securities available for sale, and (ii) net unrealized holding loss on debt securities available for sale of $88.6 million attributable to increases in market interest rates during the period.

Debt securities available for sale had net unrealized holding losses of $73.9 million and net unrealized holding gains of $1.1 million at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company recorded net unrealized holding losses of $88.6 million which are included in accumulated other comprehensive (loss) income for the period. This was attributable to increases in market interest rates during the period which translated into a decline in the estimated fair value of debt securities markets. See Note 3 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for more details on the composition of the Company’s investment portfolio.
The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2022 and December 31, 2021. Similar to the table above, the book value for securities available for sale, equity securities and trading securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

June 30, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$427,281	2.90%	$234	2.29%	$34,906	2.47%	$37,972	3.51%	$354,169	2.88%	$—	—%
Corporate debt-domestic	323,964	3.48%	19,142	2.77%	51,047	2.98%	234,105	3.58%	19,670	4.25%	—	—%
U.S. Government agency debt	355,844	2.43%	25	3.69%	3,762	2.43%	8,461	2.20%	343,596	2.44%	—	—%
Municipal bonds	1,895	2.50%	—	—%	—	—%	393	2.05%	1,502	2.62%	—	—%
Corporate debt-foreign	10,052	3.64%	—	—%	—	—%	10,052	3.64%	—	—%	—	—%
Collateralized loan obligations	4,775	3.91%	—	—%	—	—%	—	—%	4,775	3.91%	—	—%
U.S. treasury securities	990	1.33%	990	1.33%	—	—%	—	—%	—	—%	—	—%
	$1,124,801	2.91%	$20,391	2.70%	$89,715	2.76%	$290,983	3.53%	$723,712	2.69%	$—	—%

Debt securities held to maturity	$238,621	3.77%	$—	—%	$7,170	2.50%	$13,339	2.90%	$218,112	3.87%	$—	—%

Equity securities with readily determinable fair value not held for trading	10,767	—%	—	—	—	—	—	—	—	—	10,767	—%

Trading securities	103	6.90%	—	—	64	6.12	39	8.17%	—	—	—	—%

Other securities	$48,187	4.37%	$—	—%	$—	—%	$—	—%	$—	—%	$48,187	4.37%
	$1,422,479	3.08%	$20,391	2.70%	$96,949	2.74%	$304,361	3.50%	$941,824	2.96%	$58,954	3.57%

December 31, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$450,773	2.51%	$3,613	1.76%	$36,223	2.47%	$45,879	3.39%	$365,058	2.41%	$—	—%
Corporate debt-domestic	345,262	3.40%	25,539	2.65%	76,052	2.59%	222,739	3.69%	20,932	4.11%	—	—%
U.S. Government agency debt	361,906	2.41%	52	4.54%	4,700	2.41%	9,617	2.00%	347,537	2.42%	—	—%
Municipal bonds	2,348	2.55%	—	—%	—	—%	486	2.08%	1,862	2.67%	—	—%
Corporate debt-foreign	12,528	3.43%	1,000	1.06%	—	—%	11,528	3.64%	—	—%	—	—%
U.S. treasury securities	2,502	0.34%	2,502	0.34%	—	—%	—	—%	—	—%	—	—%
	$1,175,319	2.75%	$32,706	2.33%	$116,975	2.55%	$290,249	3.58%	$735,389	2.46%	$—	—%

Debt securities held to maturity	$118,175	2.52%	$—	—%	$9,343	2.48%	$11,189	2.92%	$97,643	2.48%	$—	—%

Equity securities with readily determinable fair value not held for trading	252	—%	—	—	—	—	—	—	—	—	252	—%

Other securities	$47,495	4.17%	$—	—%	$—	—%	$—	—%	$—	—%	$47,495	4.17%
	$1,341,241	2.78%	$32,706	2.33%	$126,318	2.54%	$301,438	3.56%	$833,032	2.47%	$47,747	4.15%

The investment portfolio’s weighted average effective duration was 4.9 years at June 30, 2022 and 3.6 years at December 31, 2021. The increase in duration was mainly due to actual and expected lower prepayments in our mortgage-backed securities portfolio related to the increase in interest rates in the six months ended June 30, 2022.

Liabilities
Total liabilities were $7.4 billion at June 30, 2022, an increase of $633.3 million, or 9.3%, compared to December 31, 2021. This was primarily driven by net increases of: (i) $572.0 million, or 10.2%, in total deposits, mainly due to an increase in interest bearing demand deposits; (ii) the issuance of $30 million of 4.25% fixed-to-floating subordinated notes due in 2032 in the first quarter of 2022, and (iii) a net increase of $20.9 million, or 2.6%, in FHLB advances, including the addition of $580.0 million long-term fix-rate advances which were partially offset by the repayment of $560.7 million of these borrowings in the first half of 2022. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes of FHLB advances, total deposits and subordinated notes.
Deposits
Total deposits were $6.2 billion at June 30, 2022, an increase of $572.0 million, or 10.2%, compared to December 31, 2021. The increase in deposits in the six months ended June 30, 2022 was mainly due to a net increase of $655.4 million, or 15.3%, in core deposits, including increases of: (i) $512.2 million, or 34.0%, in interest bearing transaction accounts, primarily due to new domestic deposits from escrow accounts and municipalities during the period; (ii) $115.7 million, or 9.8%, in noninterest bearing transaction accounts, and (ii) $27.5 million, or 1.7%, in savings and money market deposit accounts. The increase in transaction accounts was partially offset by a decrease of $83.4 million, or 6.2%, in time deposits, primarily attributable to a $111.2 million, or 10.6%, reduction in customer CDs compared to December 31, 2021, as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. Brokered time deposits increased slightly by $27.8 million, or 9.6%, compared to December 31, 2021. The increased transaction account balances includes $704.7 million, or 16.8%, in higher customer account balances, partially offset by a total decrease of $49.3 million in brokered interest bearing and money market deposits. As of June 30, 2022 total brokered deposits were $365.8 million, a decrease $21.5 million, or 5.6%, compared to $387.3 million at December 31, 2021, as the Company continued to focus on reduced reliance on this source of funding.

We continue to move closer toward achieving our stated deposit growth targets. Our efforts in the area of additions to Treasury Management, Retail and Private Banking teams contributed to increasing deposit levels in the three and six months ended June 30, 2022. See “Our Company- Business Developments” for additional information on new digital platforms.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2022	December 31, 2021	Amount	%
Deposits
Domestic (1) (2)	$3,722,433	$3,137,258	$585,175	18.7%
Foreign:
Venezuela (3)	1,964,796	2,019,480	(54,684)	(2.7)%
Others (4)	515,625	474,133	41,492	8.8%
Total foreign	2,480,421	2,493,613	(13,192)	(0.5)%
Total deposits	$6,202,854	$5,630,871	$571,983	10.2%
_________________
(1)    Includes brokered deposits of $365.8 million and $387.3 million at June 30, 2022 and December 31, 2021, respectively.
(2)    Domestic deposits, excluding brokered, increased $606.7 million, or 22.1%, compared to December 31, 2021.

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

Our domestic deposits increased $585.2 million, or 18.7%, in the six months ended June 30, 2022, primarily driven by the aforementioned increase in interest bearing demand deposit accounts.
During the six months ended June 30, 2022, total foreign deposits decreased by $13.2 million, or 0.5%, primarily driven by a decrease of $54.7 million, or 2.7%, in deposits from customers domiciled in Venezuela. This was partially offset by an increase of $41.5 million, or 8.8%, in deposits from countries other than Venezuela, primarily driven by our efforts to grow deposits from customers in those other markets.

Core Deposits
Our core deposits were $4.9 billion and $4.3 billion as of June 30, 2022 and December 31, 2021, respectively. Core deposits represented 79.8% and 76.2% of our total deposits at those dates, respectively. The increase of $655.4 million, or 15.3%, in core deposits in the six months ended June 30, 2022 was mainly driven by the previously mentioned increase in interest bearing demand deposits. Core deposits consist of total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits and, as of June 30, 2022, we had $365.8 million in brokered deposits, which represented 5.9% of our total deposits at that date. As of June 30, 2022, brokered deposits were down $21.5 million, or 5.6%, compared to $387.3 million as of December 31, 2021, mainly due to a decline in brokered money market and interest bearing demand deposits. As of June 30, 2022 and December 31, 2021, brokered deposits included time deposits of $317.6 million and $289.8 million, respectively, and third party interest bearing demand and money market deposits of $48.2 million and $97.5 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
In the first quarter of 2022, the Company changed its definition of large fund providers to include only third party relationships with balances over $20 million. As of December 31, 2021 and in prior periods, large fund providers were defined as third party deposit relationships with balances over $10 million. At June 30, 2022 and December 31, 2021, third-party customer relationships with balances of over $20 million, included fourteen and eleven deposit relationships, respectively, with total balances of $844.3 million and $376.3 million, respectively. The increase in large fund providers in the six months ended June 30, 2022 compared to December 31, 2021 was mainly driven by new domestic deposits from escrow accounts and municipalities during the period.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands, except percentages)
Less than 3 months	$198,497	26.5%	$261,779	31.1%
3 to 6 months	103,164	13.8%	134,709	16.0%
6 to 12 months	236,706	31.6%	153,695	18.3%
1 to 3 years	203,592	27.2%	281,366	33.5%
Over 3 years	7,446	0.9%	8,902	1.1%
Total	$749,405	100.0%	$840,451	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at June 30, 2022 and December 31, 2021.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the six months ended June 30, 2022 and year ended December 31, 2021. There were no repurchase agreements outstanding as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
(in thousands, except percentages)
Outstanding at period-end	$104,566	$—
Average amount	34,849	28,273
Maximum amount outstanding at any month-end	104,566	130,000
Weighted average interest rate:
During period	0.81%	0.36%
End of period	0.81%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except percentages and per share data)
Net income attributable to the Company	$7,674	$15,962	$23,624	$30,421
Basic earnings per common share	0.23	0.43	0.69	0.81
Diluted earnings per common share (1)	0.23	0.42	0.68	0.81

Average total assets	$7,849,230	$7,680,491	$7,778,524	$7,714,039
Average stockholders' equity	744,110	789,640	771,095	786,631
Net income attributable to the Company / Average total assets (ROA)	0.39%	0.83%	0.61%	0.80%
Net income attributable to the Company / Average stockholders' equity (ROE)	4.14%	8.11%	6.18%	7.80%
Average stockholders' equity / Average total assets ratio	9.48%	10.28%	9.91%	10.20%

__________________
(1)In the three and six month periods ended June 30, 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 19 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and six month periods ended June 30, 2022 and 2021.

During the three and six month periods ended June 30, 2022, basic and diluted earnings per share decreased compared to same periods one year ago, mainly due to lower net income earned. This was partially offset by lower weighted average number of basic and diluted shares primarily as a result of our capital structure optimization efforts.

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
Total stockholders’ equity was $711.5 million as of June 30, 2022, a decrease of $120.4 million, or 14.5%, compared to $831.9 million as of December 31, 2021. This decrease was primarily driven by: (i) an aggregate of $72.1 million of Class A common stock repurchased in the first half of 2022, under the Class A repurchase programs launched in 2021 and 2022; (ii) after-tax net unrealized holding losses of $66.1 million from the change in the market value of debt securities available for sale as a result of the increase of approximately over 150 basis points recorded in index market rates during the six months ended June 30, 2022; and (iii) $6.2 million of dividends declared and paid by the Company in the first half of 2022. These decreases were partially offset by net income of $23.6 million in the first half of 2022.
Non-controlling Interest
The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. Equity attributable to the non-controlling interest was a net loss of $1.9 million as of June 30, 2022, compared to a net loss of $2.6 million as of December 31, 2021. In the three and six months ended June 30, 2022, net loss attributable to the non-controlling interest was approximately $100 thousand and $1.2 million, respectively.
Non-controlling interests on the consolidated financial statements included a 49% non-controlling interest of Amerant Mortgage since May 2021, when this subsidiary commenced its operations, through March 30, 2022. Beginning March 31, 2022, the minority interest share changed from 49% to 42.6%. This change had no material impact to the Company’s financial condition or results of operations as of and for the three months ended March 31, 2022. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4%. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Non-controlling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Non-controlling Interest, the Company reduced its additional paid-in capital by a total of $1.9 million with a corresponding increase to the equity attributable to non-controlling Interest.

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
Also, on January 31, 2022, the Company announced the New Common Stock Repurchase Program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock. In the first half of 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Class Common Stock Repurchase Program.
For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021.
In the first half of 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first half of 2022. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock held as treasury stock.
Dividends. On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on or before February 28, 2022 to shareholders of record at the close of business on February 11, 2022. The aggregate amount in connection with this dividend was $3.2 million.
On April 14, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on May 31, 2022 to shareholders of record at the close of business on May 13, 2022. The aggregate amount in connection with this dividend was $3.0 million.
Liquidity Management
The Company’s liquidity position includes cash and cash equivalents of $354.1 million at June 30, 2022, compared to $274.2 million at December 31, 2021.
At June 30, 2022 and December 31, 2021, the Company had $830.5 million and $980.0 million, respectively, of outstanding advances from the FHLB. At June 30, 2022 and December 31, 2021, we had an additional $1.5 billion and $1.4 billion, respectively, of available borrowing capacity under FHLB facilities. In the three and six months ended June 30, 2022, the Company repaid $530.0 million in callable FHLB advances, and borrowed $550.0 million in longer-term advances, to extend the duration of this portfolio and lock-in fixed interest rates.
There were no other borrowings as of June 30, 2022 and December 31, 2021.
We also have available uncommitted federal funds lines with several banks, and had $102.7 million and $105.0 million of availability under these lines at June 30, 2022 and December 31, 2021, respectively.

On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the Company’s wholly-owned subsidiary Amerant Florida Bancorp Inc., and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032. Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance cost are deferred and amortized over the term of the Subordinated Notes of 10 years. These Subordinated Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to all of the Company’s current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness. See Note 9 “Subordinated Notes” in the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details.
We and our subsidiary, Amerant Florida, are corporations separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us and Amerant Florida by the Bank, while the Company issued the Senior Notes in 2020. The Company, which is the issuer of the Senior Notes, held cash and cash equivalents of $70.0 million as of June 30, 2022 and $23.8 million as of December 31, 2021, in funds available to service its Senior Notes and Subordinated Notes and for general corporate purposes, as a separate stand-alone entity. Our subsidiary, Amerant Florida, which is an intermediate bank holding company, the obligor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes, held cash and cash equivalents of $7.0 million as of June 30, 2022 and $6.3 million as of December 31, 2021, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
We have not provided summarized financial information for the Company and Amerant Florida as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.
Amerant Florida Merger

On July 20, 2022, the Company’s Board of Directors approved an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida, would merge with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). In connection with the Amerant Florida Merger, the Company will assume all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger will have no impact to the Company’s consolidated financial condition and results of operations. See Note 10 to the Company’s consolidated financial statements on the Form 10-K, for additional information on the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures. The Amerant Florida Merger is not subject to regulatory approvals. The Company expects to effect the Amerant Florida Merger in the third quarter of 2022.

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

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital ratio	$891,818	13.21%	$539,935	8.00%	$674,919	10.00%
Tier 1 capital ratio	808,934	11.99%	404,951	6.00%	539,935	8.00%
Tier 1 leverage ratio	808,934	10.25%	315,706	4.00%	394,633	5.00%
Common Equity Tier 1 (CET1)	747,907	11.08%	303,713	4.50%	438,697	6.50%

December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
Common Equity Tier 1 (CET1)	801,907	12.50%	288,784	4.50%	417,133	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital ratio	$856,800	12.73%	$538,441	8.00%	$673,051	10.00%
Tier 1 capital ratio	803,115	11.93%	403,830	6.00%	538,441	8.00%
Tier 1 leverage ratio	803,115	10.23%	313,937	4.00%	392,421	5.00%
Common Equity Tier 1 (CET1)	803,115	11.93%	302,873	4.50%	437,483	6.50%

December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
Common Equity Tier 1 (CET1)	886,301	13.83%	288,439	4.50%	416,634	6.50%

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

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	June 30, 2022	December 31, 2021

Stockholders' equity	$711,450	$831,873
Less: goodwill and other intangibles (1)	(22,808)	(22,528)
Tangible common stockholders' equity	$688,642	$809,345
Total assets	8,151,242	7,638,399
Less: goodwill and other intangibles (1)	(22,808)	(22,528)
Tangible assets	$8,128,434	$7,615,871
Common shares outstanding	33,759,604	35,883,320
Tangible common equity ratio	8.47%	10.63%
Stockholders' book value per common share	$21.07	$23.18
Tangible stockholders' book value per common share	$20.40	$22.55
_________________
(1)    Other intangible assets include mortgage servicing rights of $0.9 million and $0.6 million at June 30, 2022 and December 31, 2021, respectively, which are included in other assets in the Company’s consolidated balance sheets.

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

(in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$917,158	$899,016
Letters of credit	17,345	32,107
	$934,503	$931,123

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
In the three and six month periods ended June 30, 2022, the Company repaid $350.0 million and $530.0 million, respectively, in callable FHLB advances, and borrowed $200.0 million and $550.0 million, respectively, in longer-term advances to extend the duration of this portfolio and lock-in fixed rates.
In the six months ended June 30, 2022, total time deposits decreased by $83.4 million, or 6.2%, mainly as a result of a decrease in customer time deposits. See “Deposits” for additional information
In the three months ended June 30, 2022, we completed a private placement of $30.0 million of 4.25% fixed-to-floating rate subordinated notes due 2032. See “Capital Resources and Liquidity Management” for more details.
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2021.
Recently Issued Accounting Pronouncements. There are no recently issued accounting pronouncements that have recently been adopted by us. For a description of accounting standards issued that are pending adoption, including the Company’s plan for the adoption of the Current Expected Credit Losses on financial instruments (“CECL”) guidance, see Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s unaudited interim consolidated financial statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our Board of Directors and monitored by management. See discussions below for material changes in our market risk exposure as compared to those discussed in our Form 10-K, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our Form 10-Q for the period ended March 31, 2022, Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”,

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	June 30,		December 31,
(in thousands, except percentages)	2022		2021
Change in Interest Rates (Basis points)
Increase of 200	$42,223	16.3%	$14,442	6.7%
Increase of 100	25,662	9.9%	9,441	4.4%
Decrease of 25	(4,543)	(1.7)%	(2,971)	(1.4)%
Decrease of 50	(9,584)	(3.7)%	(6,025)	(2.8)%
Decrease of 100	(25,075)	(9.7)%	—	—%
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

Net interest income in the base scenario, increased to approximately $260 million in June 30, 2022 compared to $217.0 million in December 31, 2021. This increase is mainly due to: (i) higher floating loan rates on existing loans due to higher short term market rates repricing higher through the quarter; (ii) high cost maturing time deposits repricing to lower rates; (iii) the growth in the indirect lending portfolio that has average net fixed yields close to 7%, and (iv) the growth in the size of the balance sheet as total assets increased $512.8 million, or 6.7%, in the first half of 2022 compared to December 31. 2021.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis
The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30,	December 31,
	2022	2021
Change in Interest Rates (Basis points)
Increase of 200	(2.70)%	(9.60)%
Increase of 100	(0.10)%	(3.23)%
Decrease of 25	0.90%	0.16%
Decrease of 50 (2)	1.60%	—%
Decrease of 100 (2)	(0.60)%	—%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates.

The improvements in the sensitivity of EVE from changes in interest rates as of June 30, 2022 for the 200 and 100 basis point increase buckets are principally attributed to the balance sheet becoming more asset sensitive compared to December 31, 2021. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2022 and December 31, 2021:

	Change in market value (1)
	June 30,	December 31,
(in thousands)	2022	2021
Change in Interest Rates
(Basis points)
Increase of 200	$(129,848)	$(108,280)
Increase of 100	(65,757)	(50,320)
Decrease of 25	16,077	10,811
Decrease of 50	31,802	21,439
Decrease of 100 (2)	61,285	—
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

The average duration of our investment portfolio increased to 4.9 years at June 30, 2022 compared to 3.6 years at December 31, 2021.The increase in duration was mainly due to lower expected prepayment speeds recorded in our mortgage-backed securities portfolio in light of rising interest rates. Additionally, the floating rate portfolio increased to 15.3% at June 30, 2022 from 10.6% at December 31, 2021.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2022. This information may not be indicative of our interest rate sensitivity position at other points in time.

	June 30, 2022
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$354,055	$309,581	$—	$—	$—	$44,474
Securities:
Debt available for sale	1,124,801	194,707	179,398	174,780	575,916	—
Debt held to maturity	238,621	—	—	—	238,621	—
Equity securities with readily determinable fair value not held for trading	10,767	—	—	—	—	10,767
Federal Reserve and FHLB stock	48,187	37,159	—	—	—	11,028
Trading securities	103	103
Loan portfolio-performing (1)	5,822,231	4,022,170	884,490	564,176	351,395	—
Earning Assets	$7,598,765	$4,563,720	$1,063,888	$738,956	$1,165,932	$66,269
Liabilities
Interest bearing demand deposits	$2,019,661	$2,019,661	$—	$—	$—	$—
Saving and money market	1,629,830	1,629,830	—	—	—	—
Time deposits	1,254,409	920,617	263,106	61,460	9,226	—
FHLB advances	830,524	105,000	575,524	150,000	—	—
Senior Notes	59,052	—	—	59,052	—	—
Subordinated Notes	29,199	—	—	—	29,199	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$5,886,853	$4,739,286	$838,630	$270,512	$38,425	$—
Interest rate sensitivity gap		(175,566)	225,258	468,444	1,127,507	66,269
Cumulative interest rate sensitivity gap		(175,566)	49,692	518,136	1,645,643	1,711,912
Earnings assets to interest bearing liabilities (%)		96.3%	126.9%	273.2%	3,034.3%	N/M
__________________
(1)     “Loan portfolio-performing” excludes $25.2 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of the Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2022. Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K and the Form 10-Q for the quarter ended March 31, 2022.

Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include deposits (core and non-core), federal funds purchased, securities sold under repurchase agreements, short-and long-term debt, the Federal Reserve Discount Window (Discount Window) and Federal Home Loan Bank of Atlanta, or FHLB, advances. We also maintain a portfolio of securities that can be used as a source of liquidity.

A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, including deposit accounts from Large Fund Providers (third-party customer relationships with balances of over $20 million). We also use brokered deposits and wholesale funding, which not only increases our liquidity risk but could also increase our interest rate expense and potentially increase our deposit insurance costs. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital Requirements.” in the Form 10-K.

Any significant restriction or disruption of our ability to obtain funding from these or other sources could have a negative effect on our ability to satisfy our current and future financial obligations, which could materially affect our financial condition or results of operations. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general, including but not limited to: a downturn in economic conditions in the geographic markets in which we operate or in the financial or credit markets in general; increases in interest rates; the liquidity needs of our depositors as well as competition for deposits; the availability of sufficient collateral that is acceptable to the FHLB and the Federal Reserve Bank, fiscal and monetary policy; and regulatory changes. In addition, our ability to otherwise borrow money or issue and sell debt will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings, and our credit capacity.

Alternative funding to deposits may carry higher costs. If we are required to rely more heavily on more expensive and potentially less stable funding sources or if additional financing sources are unavailable or are not available on acceptable terms, our profitability, liquidity, and prospects could be adversely affected.

The Company is an entity separate and distinct from the Bank. The Federal Reserve Act, Section 23A, limits our ability to borrow from the Bank, and the Company generally relies on dividends paid from the Bank for funds to meet its obligations, including under its outstanding junior subordinated debentures, senior notes and subordinated notes. The Bank’s ability to pay dividends is limited by law and may be limited by regulatory action to preserve the Bank’s capital adequacy. Any such limitations could adversely affect the Company’s liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program (2)
April 1 - April 30	194,855	$29.78	194,855	$11,525,135
May 1 - May 31	416,670	27.45	416,670	—
June 1 - June 30	—	—	—	—
Total	611,525	$28.19	611,525	$—
__________________

(1) On January 31, 2022, the Company’s Board of Directors authorized the New Common Stock Repurchase Program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock . Repurchases under the New Common Stock Repurchase Program may be made in the open market, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases of the Company’s shares of Class A common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The New Common Stock Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time without notice. On May 19, 2022, the Company announced the completion of the New Class A Common Stock repurchase program.

(2) The amount reflected in column (d) corresponds to the maximum dollar value of shares that may yet be purchased under the New Common Stock Repurchase Program described in footnote (1) above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws, as amended, of Amerant Bancorp Inc., effective April 14, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on April 14, 2022).
10.1	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed on June 8, 2022).
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Executive Vice President and Chief Financial Officer. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	July 29, 2022	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2022	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)