Form 10-Q
period 2022-09-30
Amerant Bancorp Inc.
filed 2022-10-28
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-38534

Amerant Bancorp Inc.
(Exact name of registrant as specified in its charter)

Florida		65-0032379
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
220 Alhambra Circle
Coral Gables,	Florida	33134
(Address of principal executive offices)		(Zip Code)
(305)		460-4728
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock	AMTB	NASDAQ

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2022
Class A Common Stock, $0.10 par value per share	33,774,307 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2022
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine month periods ended September 30, 2022 and 2021 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2022 and 2021 (Unaudited)	6
	Consolidated Statements of Cash Flows for nine months ended September 30, 2022 and 2021 (Unaudited)	8
	Notes to Interim Consolidated Financial Statements (Unaudited)	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
	Cautionary Notice Regarding Forward-Looking Statements	53
	Overview	57
	Results of Operations	70
	Financial Condition	95
Item 3	Quantitative and Qualitative Disclosures About Market Risk	121
Item 4	Controls and Procedures	125
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	126
Item 1A	Risk Factors	126
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	127
Item 3	Defaults Upon Senior Securities	128
Item 4	Mine Safety Disclosures	128
Item 5	Other Information	128
Item 6	Exhibits	129
	Signatures	130

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$37,631	$33,668
Interest earning deposits with banks	218,354	240,540
Restricted cash	46,149	—
Cash and cash equivalents	302,134	274,208
Securities
Debt securities available for sale	1,052,329	1,175,319
Debt securities held to maturity	234,317	118,175
Trading securities	112	—
Equity securities with readily determinable fair value not held for trading	12,232	252
Federal Reserve Bank and Federal Home Loan Bank stock	53,792	47,495
Securities	1,352,782	1,341,241
Loans held for sale, at lower of cost or fair value	—	143,195
Mortgage loans held for sale, at fair value	57,591	14,905
Loans held for investment, gross	6,445,768	5,409,440
Less: Allowance for loan losses	53,711	69,899
Loans held for investment, net	6,392,057	5,339,541
Bank owned life insurance	227,034	223,006
Premises and equipment, net	41,220	37,860
Deferred tax assets, net	45,791	11,301
Operating lease right-of-use assets	141,453	141,139
Goodwill	19,506	19,506
Accrued interest receivable and other assets	160,411	92,497
Total assets	$8,739,979	$7,638,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,318,960	$1,183,251
Interest bearing	2,147,008	1,507,441
Savings and money market	1,735,713	1,602,339
Time	1,386,441	1,337,840
Total deposits	6,588,122	5,630,871
Advances from the Federal Home Loan Bank	981,005	809,577
Senior notes	59,131	58,894
Subordinated notes	29,241	—
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	140,911	136,595
Accounts payable, accrued liabilities and other liabilities	181,693	106,411
Total liabilities	8,044,281	6,806,526
Contingencies (Note 17)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,773,249 shares issued and outstanding (2021 - 35,883,320 shares issued and outstanding)	3,376	3,589
Additional paid in capital	191,970	262,510
Retained earnings	588,495	553,167
Accumulated other comprehensive (loss) income	(86,208)	15,217
Total stockholders' equity before noncontrolling interest	697,633	834,483
Noncontrolling interest	(1,935)	(2,610)
Total stockholders' equity	695,698	831,873
Total liabilities and stockholders' equity	$8,739,979	$7,638,399
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income
Loans	$76,779	$53,193	$194,631	$159,576
Investment securities	10,906	8,144	28,669	23,150
Interest earning deposits with banks	1,452	76	2,102	189
Total interest income	89,137	61,413	225,402	182,915

Interest expense
Interest bearing demand deposits	4,934	147	6,258	383
Savings and money market deposits	3,609	809	5,719	2,734
Time deposits	4,717	5,302	13,501	18,989
Advances from the Federal Home Loan Bank	3,977	1,777	9,799	6,790
Senior notes	941	942	2,825	2,826
Subordinated notes	362	—	811	—
Junior subordinated debentures	700	615	2,002	1,831
Securities sold under agreements to repurchase	—	—	—	1
Total interest expense	19,240	9,592	40,915	33,554
Net interest income	69,897	51,821	184,487	149,361
Provision for (reversal of) loan losses	3,000	(5,000)	(7,000)	(10,000)
Net interest income after provision for (reversal of) loan losses	66,897	56,821	191,487	159,361

Noninterest income
Deposits and service fees	4,629	4,303	13,826	12,693
Brokerage, advisory and fiduciary activities	4,619	4,595	13,654	13,629
Loan-level derivative income	2,786	454	6,947	1,979
Change in cash surrender value of bank owned life insurance	1,352	1,369	4,028	4,093
Securities gains (losses), net	1,508	(54)	(325)	3,857
Cards and trade finance servicing fees	622	541	1,720	1,268
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	—	—	(712)	(2,488)
Derivative (losses) gains, net	(95)	—	(585)	—
Other noninterest income	535	2,226	4,359	8,300
Total noninterest income	15,956	13,434	42,912	43,331

Noninterest expense
Salaries and employee benefits	30,109	29,053	90,724	86,276
Occupancy and equipment	6,559	4,769	21,044	14,599
Telecommunication and data processing	3,861	3,810	11,113	11,052
Professional and other services fees	6,855	4,184	20,783	12,661
Advertising expenses	2,066	776	8,291	1,919
Other real estate owned valuation expense	234	—	3,408	—
Depreciation and amortization	1,481	2,091	3,927	5,749
FDIC assessments and insurance	1,746	1,626	4,668	5,083
Loans held for sale valuation expense	—	—	159	—
Contract termination costs	289	—	7,103	—
Other operating expenses	2,913	2,095	7,952	5,815
Total noninterest expenses	56,113	48,404	179,172	143,154
Income before income tax expense	26,740	21,851	55,227	59,538
Income tax expense	(5,864)	(5,454)	(11,875)	(13,537)
Net income before attribution of noncontrolling interest	20,876	16,397	43,352	46,001
Noncontrolling interest	(44)	(634)	(1,192)	(1,451)
Net income attributable to Amerant Bancorp Inc.	$20,920	$17,031	$44,544	$47,452
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021

Other comprehensive loss, net of tax
Net unrealized holding losses on debt securities available for sale arising during the period	$(34,959)	$(2,451)	$(101,038)	$(6,980)
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(16)	46	162	53
Reclassification adjustment for items included in net income	(274)	(117)	(549)	(3,501)
Other comprehensive loss	(35,249)	(2,522)	(101,425)	(10,428)
Comprehensive (loss) income	$(14,329)	$14,509	$(56,881)	$37,024

Earnings Per Share (Note 19):
Basic earnings per common share	$0.62	$0.46	$1.31	$1.27
Diluted earnings per common share	$0.62	$0.45	$1.30	$1.26

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2022

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Repurchase of Class A common stock	(1,643,480)	—	—	(54,820)	—	—	(54,820)	—	(54,820)
Treasury stock retired	—	(165)	(54,655)	54,820	—	—	—	—	—
Restricted stock issued	104,762	10	(10)	—	—	—	—	—	—
Restricted stock surrendered	(15,174)	(2)	(994)	—	—	—	(996)	—	(996)
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—	—
Restricted stock units vested	22,394	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,260	—	—	—	1,260	—	1,260
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	15,950	—	15,950	—	15,950
Dividends paid	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,076)	(1,076)
Other comprehensive loss	—	—	—	—	—	(39,641)	(39,641)	—	(39,641)
Balance at March 31, 2022	34,350,822	$3,434	$208,109	$—	$565,963	$(24,424)	$753,082	$(3,686)	$749,396
Repurchase of Class A common stock	(611,525)	—	—	(17,240)	—	—	(17,240)	—	(17,240)
Treasury stock retired	—	(61)	(17,179)	17,240	—	—	—	—	—
Restricted stock issued	37,938	4	(4)	—	—	—	—	—	—
Restricted stock forfeited	(28,586)	(3)	3	—	—	—	—	—	—
Restricted stock units vested	10,955	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,276	—	—	—	1,276	—	1,276
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	7,674	—	7,674	—	7,674
Dividends paid	—	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Transfer of subsidiary shares from noncontrolling interest	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(72)	(72)
Other comprehensive loss	—	—	—	—	—	(26,535)	(26,535)	—	(26,535)
Balance at June 30, 2022	33,759,604	$3,375	$190,337	$—	$570,588	$(50,959)	$713,341	$(1,891)	$711,450
Restricted stock issued	22,200	2	(2)	—	—	—	—	—	—
Restricted stock forfeited	(7,937)	(1)	1	—	—	—	—	—	—
Restricted stock surrendered	(618)	—	(17)	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	1,651	—	—	—	1,651	—	1,651
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	20,920	—	20,920	—	20,920
Dividends paid	—	—	—	—	(3,013)	—	(3,013)	—	(3,013)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(44)	(44)
Other comprehensive loss	—	—	—	—	—	(35,249)	(35,249)	—	(35,249)
Balance at September 30, 2022	33,773,249	$3,376	$191,970	$—	$588,495	$(86,208)	$697,633	$(1,935)	$695,698

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2021

	Common Stock				Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding		Issued Shares - Par Value
	Class A	Class B	Class A	Class B
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Repurchase of Class B common stock	—	(116,037)	—	—	—	(1,855)	—	—	(1,855)	—	(1,855)
Treasury stock retired	—	—	—	(12)	(1,843)	1,855	—	—	—	—	—
Restricted stock issued	196,015	—	22	—	(22)	—	—	—	—	—	—
Restricted stock surrendered	(713)	—	—	—	(13)	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	757	—	—	—	757	—	757
Net income	—	—	—	—	—	—	14,459	—	14,459	—	14,459
Other comprehensive loss	—	—	—	—	—	—	—	(11,755)	(11,755)	—	(11,755)
Balance at March 31, 2021	29,001,646	8,920,315	$2,904	$892	$304,448	$—	$456,861	$19,909	$785,014	$—	$785,014
Repurchase of Class B common stock	—	(386,195)	—	—	—	(6,540)	—	—	(6,540)	—	(6,540)
Treasury stock retired	—	—	—	(39)	(6,501)	6,540	—	—	—	—	—
Restricted stock forfeited	(7,270)	—	(2)	—	2	—	—	—	—	—	—
Restricted stock units vested	33,780	—	2	—	(2)	—	—	—	—	—	—
Performance share units vested	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(1,213)	—	—	—	(26)	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	—	—	1,626	—	—	—	1,626	—	1,626
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	15,962	—	15,962	—	15,962
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(817)	(817)
Other comprehensive income	—	—	—	—	—	—	—	3,849	3,849	—	3,849
Balance at June 30, 2021	29,028,672	8,534,120	$2,904	$853	$299,547	$—	$472,823	$23,758	$799,885	$(817)	$799,068
Repurchase of Class B common stock	—	(63,000)	—	—	—	(1,168)	—	—	(1,168)	—	(1,168)
Treasury stock retired	—	—	—	(6)	(1,162)	1,168	—	—	—	—	—
Restricted stock issued	17,028	—	2	—	(2)	—	—	—	—	—	—
Restricted stock forfeited	(17,369)	—	(2)	—	2	—	—	—	—	—	—
Restricted stock units vested	—	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(12,112)	—	(1)	—	(285)	—	—	—	(286)	—	(286)
Stock-based compensation expense	—	—	—	—	1,173	—	—	—	1,173	—	1,173
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	17,031	—	17,031	—	17,031
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(634)	(634)
Other comprehensive loss	—	—	—	—	—	—	—	(2,522)	(2,522)	—	(2,522)
Balance at September 30, 2021	29,016,219	8,471,120	$2,903	$847	$299,273	$—	$489,854	$21,236	$814,113	$(1,451)	$812,662
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$43,352	$46,001
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Reversal of loan losses	(7,000)	(10,000)
Net premium amortization on securities	6,977	9,905
Depreciation and amortization	3,927	5,749
Stock-based compensation expense	4,187	3,556
Change in cash surrender value of bank owned life insurance	(4,028)	(4,093)
Securities losses (gains), net	325	(3,857)
Derivative losses, net	585	—
Loss (gain) on sale of loans, net	656	(3,938)
Deferred taxes and others	5,633	5,418
Loss on early extinguishment of advances from the FHLB, net	712	2,488
Proceeds from sales and repayments of loans held for sale (at fair value)	115,827	5,933
Originations and purchases of loans held for sale (at fair value)	(210,791)	(11,475)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(14,175)	(3,887)
Accounts payable, accrued liabilities and other liabilities	21,677	(1,630)
Net cash (used in) provided by operating activities	(32,136)	40,170

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(207,352)	(358,981)
Held to maturity securities	(129,996)	(100,403)
Equity securities with readily determinable fair value not held for trading	(12,656)	—
Federal Home Loan Bank stock	(20,824)	(84)
	(370,828)	(459,468)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	188,408	344,921
Held to maturity	13,255	27,493
Federal Home Loan Bank stock	14,527	17,359
Equity securities with readily determinable fair value not held for trading	252	—
	216,442	389,773
Net (increase) decrease in loans	(927,531)	240,400
Proceeds from loan sales	76,615	105,771
Net purchases of premises and equipment and others	(8,032)	(4,491)
Cash paid in business acquisition	—	(1,037)
Net cash (used in) provided by investing activities	(1,013,334)	270,948

Cash flows from financing activities
Net increase in demand, savings and money market accounts	908,650	493,506
Net increase (decrease) in time deposits	48,601	(598,772)
Proceeds from Advances from the Federal Home Loan Bank	730,000	285,500
Repayments of Advances from the Federal Home Loan Bank	(560,712)	(529,618)
Proceeds from issuance of subordinated notes, net of issuance costs	29,146	—
Repurchase of common stock - Class A	(72,060)	—
Dividend paid	(9,216)	—
Repurchase of common stock - Class B	—	(9,563)
Common stock surrendered	(1,013)	(324)
Net cash provided by (used in) financing activities	1,073,396	(359,271)
Net increase (decrease) in cash and cash equivalents	27,926	(48,153)

Cash, cash equivalents and restricted cash
Beginning of period	274,208	214,386
End of period	$302,134	$166,233
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid:
Interest	$37,248	$35,950
Income taxes	21,766	12,221
Right-of-use assets obtained in exchange for new lease obligations	5,617	—
Initial recognition of operating lease right-of-use assets	—	55,670
Initial recognition of operating lease liabilities	—	56,024
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	51,640	—
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	65,802	—
Loans held for investment transferred to loans held for sale	—	236,713
Loans transferred to other assets	—	9,400
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

Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities. During the three and nine month periods ended September 30, 2022, the Company recorded estimated contract termination and related costs of approximately $0.3 million and $7.1 million, respectively, in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021. The Company currently does not expect to incur additional significant contract termination costs in connection with the implementation of this agreement.
During the three and nine month periods ended September 30, 2022, the Company recorded severance costs of approximately $0.4 million and $1.8 million, respectively, primarily related to the Company’s reorganization activities in the periods ($0.3 million and $3.6 million in the three and nine month periods ended September 30, 2021, respectively, primarily in connection with the elimination of various support functions in the third quarter of 2021, and with the departure of the Company’s COO and elimination of various support function positions in the first nine months of 2021). These costs are included as part of “salaries and employees benefits” in the Company’s consolidated statement of operations and comprehensive (loss) income. In addition, during the three and nine month periods ended ended September 30, 2022, we incurred consulting, legal, and other professional fees of $1.1 million and $2.4 million, respectively, primarily related to the engagement of our new technology provider ($0.4 million in each of three and nine months periods ended September 30, 2021, primarily in connection with the engagement of our new technology provider and with our capital optimization efforts). Also, in the nine months ended September 30, 2022 and 2021, we had lease impairment charges of $1.6 million and $0.8 million, respectively, mainly related to the closing of a branch in Pembroke Pines, Florida in 2022, and in connection with the closure of the loan production office in New York in 2021. Furthermore, in the nine months ended September 30, 2021, we incurred expenses of $0.4 million in connection with the Company’s digital transformation efforts in 2021.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). In the nine months ended September 30, 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Common Stock Repurchase Program.
There were no stock repurchased in the three months ended September 30, 2022.
In the nine months ended September 30, 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock stock repurchased in the first nine months of 2022. As of September 30, 2022, there were no shares of Class A common stock held as treasury stock.
For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 4, 2022 (the “Form 10-K”).
Amerant Mortgage
On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. This additional contribution had no material impact to the Company’s share of the results of operations of Amerant Mortgage for the three months ended March 31, 2022. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, the Company reduced its Additional Paid-in Capital by a total of $1.9 million with a corresponding increase to the equity attributable to Noncontrolling Interest.

Employee Stock Purchase Plan

On June 8, 2022, the shareholders of the Company approved the Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (the “ESPP” or the “Plan”). The purpose of the Plan is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. All named executive officers, and all other executive officers of the Company who were eligible as of the enrollment deadline for the first offering period elected to participate in the Plan. For further information, see the Company’s proxy statement for the annual meeting of shareholders held on June 8, 2022, filed with the SEC on April 28, 2022. In the three months ended September 30, 2022, the Company recognized compensation expense of $0.3 million in connection with the ESPP.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Amerant Florida Merger

On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). In connection with the Amerant Florida Merger, the Company assumed all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger had no impact to the Company’s consolidated financial condition and results of operations. See Note 10 to the Company’s consolidated financial statements on the Form 10-K, for additional information on the common capital securities issued by the five trust subsidiaries, and the junior subordinated debentures.

COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy, including significant changes in interest rates, and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and during the first nine months of 2021. As of September 30, 2022, there were no loans under the deferral and/or forbearance options. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance options. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered troubled debt restructuring (“TDRs”). See Note 1 to the Company’s consolidated financial statements on the Form 10-K for more details on loan modification programs.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Hurricane Ian
In late September 2022, Hurricane Ian (the “Hurricane”) impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. On September 28, 2022, the Hurricane made landfall near Cayo Costa in southwestern Florida, as a powerful Category 4 hurricane on the Saffir-Simpson scale, bringing intense winds and heavy rainfall and storm surges, causing catastrophic wind and water damage to infrastructure, homes and businesses in southwestern Florida, including the city of Tampa where we operate a loan production office. Based on information currently available, the Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane. As of September 30, 2022, the estimated outstanding loan balances in the areas impacted by the Hurricane totaled approximately $300 million. While the Company has recorded loan loss reserves of approximately $1.6 million as of September 30, 2022 to account for its initial estimate of probable credit losses pending to be identified in relation to the Hurricane, the Company has not currently identified any immediate significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company is in contact with the impacted borrowers and has been performing site visits as well. In addition, the Company has been actively involved in efforts to support the recovery of the communities negatively impacted by the Hurricane. The Hurricane had no material negative impact to the Company’s operations in Tampa.

While it is too early to assess and quantify the full extent of the damage caused by the Hurricane, as well as its long-term impact on economic activity in the region, the damages are meaningful and have, at least in the short-term, had a material adverse impact on regional economic activity, as reflected by, among other things, the slow-down in sales and service activity, primarily in the hospitality and related industries. Regional employment levels are also expected to decrease at least in the short-term. The speed at which the State of Florida and other federal and local governments can restore power and other basic services throughout the impacted region, will be a critical variable in determining the extent of the impact on economic activity. Furthermore, the Hurricane severely damaged or destroyed buildings, homes and other infrastructure, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the Hurricane, may be significantly impacted. Although some of the impact of the Hurricane, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the Hurricane.

Since there is significant uncertainty with respect to the full extent of the negative impacts due to the nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the reserve for loan losses, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three and nine month-periods ended September 30, 2022, noninterest expenses include $0.3 million and $7.1 million, respectively, of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.
Reclassifications

In the three and nine month periods ended September 30, 2022, advertising expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Prior to 2022, these expenses were presented as a component of other noninterest expenses in the Company’s consolidated statement of operations and comprehensive (loss) income.
c) Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting pronouncements as of and for the nine months ended September 30, 2022.
Issued and Not Yet Adopted
For a complete summary of accounting guidance, see Note 1 to the Company’s audited consolidated financial statements in the Form 10-K.
New Guidance on Accounting for Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued the new guidance on accounting for current expected credit losses on financial instruments (“CECL”). The new guidance introduces an approach based on expected losses to estimate credit losses on various financial instruments, including loans. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company will no longer be deemed an EGC effective as of December 31, 2022. Therefore, adoption of the new guidance on CECL will be required on the Company’s consolidated financial statements as of and for the reporting period ending that date. In preparation for adoption of CECL in the fourth quarter of 2022, the Company formed a working group in 2021 comprised of individuals from various functional areas, including, but not limited to, credit, risk management and finance. The working group continues to work through its implementation plan which includes documentation and assessment of processes, data inputs and necessary internal controls; validation and refinement of credit loss estimation techniques; and documentation of policies and procedures. The Company selected a third-party software and advisory service provider to aid with the implementation of CECL. The Company is currently conducting runs of the CECL model and the incurred-loss model in parallel, and a third-party vendor has performed the first validation of the model. A second validation of the CECL model is now in process, and expected to be completed in the fourth quarter of 2022. The new model will include additional assumptions used to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. Based on preliminary modeling results, upon adoption of CECL, the Company expects to recognize an increase in the allowance for credit losses (“ACL”) as of January 1, 2022, the beginning of the reporting period of adoption, which is currently estimated to range from $15 million to $20 million, with a corresponding after tax cumulative effect adjustment to retained earnings. Additionally, the Company will record the final impact of CECL in the Company’s previous credit loss estimates recorded during each of the quarters in the year ending December 31, 2022 as an adjustment to its ACL in the Company’s consolidated balance sheet as of December 31, 2022, and an addition to credit loss provision in the Company’s consolidated statement of income for the year then ended. The final impact of CECL is subject to further refinement based on continuing reviews of the model, testing and validation of credit loss estimation techniques; the composition of the Company’s loan and debt securities portfolios; and current and forecasted macroeconomic conditions. Under the CECL model, the Company does not expect a material ACL to be recorded on debt securities held to maturity upon adoption, as these securities are issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies. See Note 5 Allowance for Loan Losses for summarized information on the allocation of the allowance for loans losses by impairment methodology and loan segment as of September 30, 2022 and 2021. In addition, the Company does not expect a material ACL to be recorded as of January 1, 2022 on debt securities available for sale with respect to the evaluation of impairment due to credit losses, as the majority of these securities are issued or guaranteed by the U.S. government or U.S. government-sponsored entities and agencies, or otherwise are of high credit quality when issued by private corporations.

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

2. Interest Earning Deposits with Banks and Restricted Cash
At September 30, 2022 and December 31, 2021, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $218 million and $241 million, respectively. At September 30, 2022 and December 31, 2021, the average interest rate on these deposits was approximately 1.14% and 0.12%, respectively. These deposits have no stated maturity dates.

At September 30, 2022, the Company had restricted cash balances of $46.1 million. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers. We had no restricted cash balances as of December 31, 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost and approximate fair values of debt securities available for sale are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$441,693	$134	$(46,388)	$395,439
Corporate debt securities (2)	340,427	17	(28,327)	312,117
U.S. government agency debt securities (1) (2)	382,274	57	(45,043)	337,288
Collateralized loan obligations	5,000	—	(210)	4,790
Municipal bonds (1)	1,787	—	(87)	1,700
U.S. treasury securities	998	—	(3)	995
Total debt securities available for sale	$1,172,179	$208	$(120,058)	$1,052,329
__________________
(1)Includes residential mortgage-backed securities. As of September 30, 2022, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $719.9 million and fair value of $637.8 million.
(2)Includes commercial mortgage-backed securities. As of September 30, 2022, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $89.7 million and fair value of $78.7 million.

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
(2)Includes commercial mortgage-backed securities. As of December 31, 2021, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $123.5 million and fair value of $123.8 million.
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $9.4 million and $12.5 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three and nine month periods ended September 30, 2022 and 2021, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sales, redemptions and calls of debt securities available for sale	$12,154	$23,913	$26,312	$97,028

Gross realized gains	$22	$61	$71	$4,262
Gross realized losses	—	(25)	—	(25)
Realized gains, net on sales of debt investment securities	$22	$36	$71	$4,237

The Company’s investment in debt securities available for sale with unrealized losses that are deemed temporary, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	281	$338,822	$(33,120)	70	$49,716	$(13,268)	$388,538	$(46,388)
Corporate debt securities	60	275,040	(22,188)	7	28,692	(6,139)	303,732	(28,327)
U.S. government agency debt securities	110	150,478	(14,952)	92	183,385	(30,091)	333,863	(45,043)
Municipal bonds	3	1,699	(87)	—	—	—	1,699	(87)
U.S. treasury securities	1	995	(3)	—	—	—	995	(3)
Collateralized loan obligations	1	4,790	(210)	—	—	—	4,790	(210)
	456	$771,824	$(70,560)	169	$261,793	$(49,498)	$1,033,617	$(120,058)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	29	$54,562	$(1,434)	59	$25,526	$(1,004)	$80,088	$(2,438)
Corporate debt securities	8	52,672	(259)	3	10,286	(670)	62,958	(929)
U.S. government agency debt securities	35	200,051	(1,177)	69	52,109	(1,193)	252,160	(2,370)
	72	$307,285	$(2,870)	131	$87,921	$(2,867)	$395,206	$(5,737)

At September 30, 2022 and December 31, 2021, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company believes these issuers present little credit risk. The Company considers these securities are not other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Investments in corporate debt available for sale as of September 30, 2022 include securities considered “investment-grade-quality” primarily issued by financial institutions, with a fair value of $280.6 million ($43.4 million at December 31, 2021), which had total unrealized losses of $24.9 million at that date ($0.3 million at December 31, 2021); and securities considered “non-investment-grade-quality” from issuers in the mortgage, financial, and technology industries, with a fair value of $23.1 million ($19.6 million at December 31, 2021), which had total unrealized losses of $3.4 million at that date ($0.6 million at December 31, 2021). Unrealized losses on corporate debt securities and municipal bonds are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. The Company considers these securities are not other-than-temporarily impaired because the issuers of these debt securities are considered to be high quality, and generally present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Debt securities held to maturity
Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$59,499	$—	$(8,403)	$51,096
U.S. government sponsored enterprise debt securities(1) (2)	174,818	—	(19,091)	155,727
Total debt securities held to maturity	$234,317	$—	$(27,494)	$206,823
__________________
(1)Includes residential mortgage-backed securities. As of September 30, 2022, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $206.0 million and fair value of $181.6 million.
(2)Includes commercial mortgage-backed securities. As of September 30, 2022, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $28.3 million and fair value of $25.3 million.

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

The Company’s investment in debt securities held to maturity with unrealized losses that are deemed temporary, aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	1	$3,931	$(303)	11	$47,165	$(8,101)	$51,096	$(8,404)
U.S. government sponsored enterprise debt securities	32	144,858	(12,268)	2	10,869	(6,822)	155,727	(19,090)
	33	$148,789	$(12,571)	13	$58,034	$(14,923)	$206,823	$(27,494)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	11	$61,037	$(363)	—	$—	$—	$61,037	$(363)
U.S. government sponsored enterprise debt securities	2	22,669	(378)	—	—	—	22,669	(378)
	13	$83,706	$(741)	—	$—	$—	$83,706	$(741)
Contractual maturities
Contractual maturities of debt securities at September 30, 2022 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$10,239	$10,196	$—	$—
After 1 year through 5 years	77,055	73,844	6,440	3,999
After 5 years through 10 years	297,470	271,752	13,236	12,137
After 10 years	787,415	696,537	214,641	190,687
	$1,172,179	$1,052,329	$234,317	$206,823
b) Equity securities with readily available fair value not held for trading
As of September 30, 2022 and December 31, 2021, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million and $0.3 million, and fair value of $12.2 million, $0.3 million, respectively. These equity securities have no stated maturities. The Company recognized net unrealized gains of $1.5 million and net unrealized losses of $0.1 million in the three months ended September 30, 2022 and 2021, respectively, and net unrealized losses of $0.4 million in the nine months ended September 30, 2022 and 2021, respectively, related to the change in market value of these equity securities.

c) Securities Pledged

As of September 30, 2022 and December 31, 2021, the Company had $318.4 million and $142.8 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	September 30, 2022	December 31, 2021
Real estate loans
Commercial real estate
Non-owner occupied	$1,600,281	$1,540,590
Multi-family residential	779,456	514,679
Land development and construction loans	300,476	327,246
	2,680,213	2,382,515
Single-family residential	978,674	661,339
Owner occupied	992,948	962,538
	4,651,835	4,006,392
Commercial loans	1,203,776	965,673
Loans to financial institutions and acceptances	13,271	13,710
Consumer loans and overdrafts	576,886	423,665
Total loans held for investment	$6,445,768	$5,409,440

At September 30, 2022 and December 31, 2021, loans with outstanding principal balances of $1.2 billion and $1.1 billion, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts above include loans under syndication facilities of approximately $336 million and $373 million at September 30, 2022 and December 31, 2021, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $496.6 million and $297.0 million at September 30, 2022 and December 31, 2021, respectively.

International loans included above were $76.7 million and $99.6 million at September 30, 2022 and December 31, 2021, respectively, mainly single-family residential loans. These loans are net of collateral of cash, cash equivalents or other financial instruments totaling $7.9 million and $21.1 million as of September 30, 2022 and December 31, 2021, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analysis of the loan portfolio held for investment by class, including nonaccrual loans, as of September 30, 2022 and December 31, 2021 are summarized in the following tables:

	September 30, 2022
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,600,281	$1,600,281	$—	$—	$—	$—	$—	$—
Multi-family residential	779,456	779,456	—	—	—	—	—	—
Land development and construction loans	300,476	300,476	—	—	—	—	—	—
	2,680,213	2,680,213	—	—	—	—	—	—
Single-family residential	978,674	977,274	—	475	925	1,400	1,465	4
Owner occupied	992,948	991,885	710	—	353	1,063	6,357	—
	4,651,835	4,649,372	710	475	1,278	2,463	7,822	4
Commercial loans	1,203,776	1,192,373	3,343	1,666	6,394	11,403	9,715	245
Loans to financial institutions and acceptances	13,271	13,271	—	—	—	—	—	—
Consumer loans and overdrafts	576,886	576,748	69	55	14	138	947	7
	$6,445,768	$6,431,764	$4,122	$2,196	$7,686	$14,004	$18,484	$256

	December 31, 2021
	Total Loans, Net of Unearned Income		Past Due				Total Loans in Nonaccrual Status	Total Loans 90 Days or More Past Due and Accruing
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,540,590	$1,540,590	$—	$—	$—	$—	$7,285	$—
Multi-family residential	514,679	514,679	—	—	—	—	—	—
Land development and construction loans	327,246	327,246	—	—	—	—	—	—
	2,382,515	2,382,515	—	—	—	—	7,285	—
Single-family residential	661,339	657,882	990	412	2,055	3,457	5,126	—
Owner occupied	962,538	961,132	—	—	1,406	1,406	8,665	—
	4,006,392	4,001,529	990	412	3,461	4,863	21,076	—
Commercial loans	965,673	939,685	277	1,042	24,669	25,988	28,440	—
Loans to financial institutions and acceptances	13,710	13,710	—	—	—	—	—	—
Consumer loans and overdrafts	423,665	423,624	22	7	12	41	257	8
	$5,409,440	$5,378,548	$1,289	$1,461	$28,142	$30,892	$49,773	$8

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	September 30, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$—	$110,271
Multi-family residential	—	31,606
	—	141,877
Owner occupied	—	1,318
Total real estate loans	—	143,195
Total loans held for sale at the lower of fair value or cost	—	143,195

Loans held for sale at fair value
Land development and construction loans	5,560	—
Single-family residential	52,031	14,905
Total loans held for sale at fair value (1)	57,591	14,905
Total loans held for sale (2)	$57,591	$158,100
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status at each of the periods shown

As of December 31, 2021, loans held for sale at the lower of fair value or cost consisted of New York commercial real estate (“CRE”) loans. In the third quarter of 2022, the Company transferred the New York CRE loans held for sale to the loans held for investment category. In the first quarter of 2022, the Company completed the sale of approximately $57.3 million in loans held for sale carried at the lower of fair value or cost related to the New York portfolio, at their par value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Loan Losses
The analyses by loan segment of the changes in the allowance for loan losses (“ALL”) for the three and nine month periods ended September 30, 2022 and 2021, and its allocation by impairment methodology and the related investment in loans, net as of September 30, 2022 and 2021 are summarized in the following tables:

	Three Months Ended September 30, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$14,166	$29,646	$—	$8,215	$52,027
Provision for (reversal of) loan losses	2,969	(620)	—	651	3,000
Loans charged-off
Domestic	—	(99)	—	(1,712)	(1,811)
International	—	—	—	—	—
Recoveries	12	443	—	40	495
Balance at end of the period	$17,147	$29,370	$—	$7,194	$53,711

	Nine Months Ended September 30, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$17,952	$38,979	$42	$12,926	$69,899
Reversal of loan losses	(831)	(3,769)	(42)	(2,358)	(7,000)
Loans charged-off
Domestic	—	(7,979)	—	(3,670)	(11,649)
International	—	—	—	(4)	(4)
Recoveries	26	2,139	—	300	2,465
Balance at end of the period	$17,147	$29,370	$—	$7,194	$53,711

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$15	$5,725	$—	$878	$6,618
Collectively evaluated	17,132	23,645	—	6,316	47,093
	$17,147	$29,370	$—	$7,194	$53,711
Investment in loans, net of unearned income:
Individually evaluated	$387	$25,590	$—	$2,651	$28,628
Collectively evaluated	2,648,856	2,394,138	13,271	1,360,875	6,417,140
	$2,649,243	$2,419,728	$13,271	$1,363,526	$6,445,768

	Three Months Ended September 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$38,648	$53,048	$1	$12,488	$104,185
(Reversal of) provision for loan losses	(2,193)	(4,299)	—	1,492	(5,000)
Loans charged-off
Domestic	(9,274)	(7,102)	—	(687)	(17,063)
International	—	—	—	—	—
Recoveries	41	1,174	—	105	1,320
Balance at end of the period	$27,222	$42,821	$1	$13,398	$83,442

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the period	$50,227	$48,130	$1	$12,544	$110,902
(Reversal of) provision for loan losses	(13,842)	1,420	—	2,422	(10,000)
Loans charged-off
Domestic	(9,274)	(9,025)	—	(1,962)	(20,261)
International	—	—	—	—	—
Recoveries	111	2,296	—	394	2,801
Balances at end of the period	$27,222	$42,821	$1	$13,398	$83,442

	September 30, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Allowance for loan losses by impairment methodology:
Individually evaluated	$2,553	$16,027	$—	$1,114	$19,694
Collectively evaluated	24,669	26,794	1	12,284	63,748
	$27,222	$42,821	$1	$13,398	$83,442
Investment in loans, net of unearned income:
Individually evaluated	$28,517	$50,335	$—	$6,950	$85,802
Collectively evaluated	2,360,582	1,949,751	15,357	842,537	5,168,227
	$2,389,099	$2,000,086	$15,357	$849,487	$5,254,029

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2022	$—	$6,483	$—	$—	$6,483
2021	$—	$—	$—	$—	$—

Nine Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2022	$11,566	$6,483	$—	$1,313	$19,362
2021	$—	$102,247	$—	$3,524	$105,771

The following is a summary of impaired loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Recorded Investment
(in thousands)	With a Valuation Allowance	Without a Valuation Allowance	Total	Year Average (1)	Total Unpaid Principal Balance	Valuation Allowance
Real estate loans
Commercial real estate
Non-owner occupied	$387	$—	$387	$5,437	$451	$15
Multi-family residential	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—
	387	—	387	5,437	451	15
Single-family residential	1,419	284	1,703	3,510	1,674	252
Owner occupied	352	12,415	12,767	10,440	12,741	116
	2,158	12,699	14,857	19,387	14,866	383
Commercial loans	9,149	3,674	12,823	19,289	12,797	5,609
Consumer loans and overdrafts	948	—	948	1,017	946	626
	$12,255	$16,373	$28,628	$39,693	$28,609	$6,618
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
_______________
(1)Average using trailing four quarter balances.

Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$450	1	$1,452
Single-family residential	1	265	1	258
Owner occupied	2	7,120	4	6,213
	4	7,835	6	7,923
Commercial loans	9	3,541	11	5,005
Total (1)(2)	13	$11,376	17	$12,928
______________
(1)As of September 30, 2022 and December 31, 2021, includes a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.9 million and $9.1 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of September 30, 2022 and December 31, 2021, this relationship included two residential loans totaling  $1.6 million and one commercial loan of $0.8 million, which were not modified. During 2020, the company charged off $1.9 million against the ALL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $25 thousand and $0.8 million at September 30, 2022 and  December 31, 2021, respectively, are adequate to cover probable losses given current facts and circumstances.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
(2)There were no new TDRs in the three months ended September 30, 2022. In addition, during the three months ended September 30, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Loans by Credit Quality Indicators
Loans by credit quality indicators as of September 30, 2022 and December 31, 2021 are summarized in the following tables:

	September 30, 2022
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Non-owner occupied	$1,562,917	$37,364	$—	$—	$—	$1,600,281
Multi-family residential	779,456	—	—	—	—	779,456
Land development and construction loans	300,476	—	—	—	—	300,476
	2,642,849	37,364	—	—	—	2,680,213
Single-family residential	976,957	—	1,717	—	—	978,674
Owner occupied	986,503	—	6,445	—	—	992,948
	4,606,309	37,364	8,162	—	—	4,651,835
Commercial loans	1,191,031	1,800	10,942	3	—	1,203,776
Loans to financial institutions and acceptances	13,271	—	—	—	—	13,271
Consumer loans and overdrafts	575,939	—	947	—	—	576,886
	$6,386,550	$39,164	$20,051	$3	$—	$6,445,768

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $0.7 billion at September 30, 2022 and $0.8 billion at December 31, 2021, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $362 million and $423 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, brokered time deposits amounted to $460 million and $290 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands, except percentages)
Less than 3 months	$162,162	21.7%	$261,779	31.1%
3 to 6 months	106,492	14.2%	134,709	16.0%
6 to 12 months	251,192	33.6%	153,695	18.3%
1 to 3 years	219,024	29.3%	281,366	33.5%
Over 3 years	8,822	1.1%	8,902	1.1%
Total	$747,692	100.0%	$840,451	100.0%

7.Advances from the Federal Home Loan Bank
At September 30, 2022 and December 31, 2021, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At September 30, 2022	At December 31, 2021
			(in thousands)
2022	3.00%	Fixed	100,000
2023	0.62% to 1.06%	Fixed	104,693	104,317
2024	1.68%	Fixed	100,000	—
2025 and after (1)	0.62% to 3.07%	Fixed	676,312	705,260
			$981,005	$809,577
_______________
(1)There were no callable advances from the FHLB as of September 30, 2022. As of December 31, 2021, there were $530 million in callable advances from the FHLB with fixed interest rates raging from 0.62% to 0.97%.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of September 30, 2022, these Senior Notes amounted to $59.1 million, net of direct unamortized issuance costs of $0.9 million. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness.

9.Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of September 30, 2022, these Subordinated Notes amounted to $29.2 million, net of direct unamortized issuance costs of $0.8 million.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Guarantor, merged with and into the Company, with the Company as sole survivor. See ”Amerant Florida Merger” for more details.

10. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	$9,250	$9,537	$9,250	$9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Derivative Instruments
At September 30, 2022 and December 31, 2021, the fair values of the Company’s derivative instruments were as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$59	$29	$—	$615
Interest rate swaps not designated as hedging instruments:
Customers	28	68,827	18,858	1,923
Third party broker	68,827	28	1,923	18,858
	68,855	68,855	20,781	20,781
Interest rate caps not designated as hedging instruments:
Customers	—	9,203	—	764
Third party broker	8,306	—	477	—
	8,306	9,203	477	764
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	664	—	581	—
Forward contracts	463	264	31	38
	1,127	264	612	38
	$78,347	$78,351	$21,870	$22,198

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

At September 30, 2022 and December 31, 2021, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the second half of 2022. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2022 and December 31, 2021 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $8 thousand and unrealized losses of $0.2 million in the three months ended September 30, 2022 and 2021, respectively, and unrealized losses of $0.3 million and $0.6 million in the nine months ended September 30, 2022 and 2021, respectively, related to these interest rate swap contracts. These unrealized losses were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of September 30, 2022, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.6 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million in each of the three months ended September 30, 2022 and 2021, and $1.0 million in each of the nine months ended September 30, 2022 and 2021, as a reduction of interest expense on FHLB advances as a result of this amortization.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps
At September 30, 2022 and December 31, 2021, the Company had 135 and 109 interest rate swap contracts with customers, respectively, with total notional amounts of $898.8 million and $595.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, as of September 30, 2022 and December 31, 2021, the Company had interest rate swap mirror contracts with third party brokers with similar terms.

The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of September 30, 2022 and December 31, 2021, the Company had three and two swap participation agreements with total notional amounts of approximately $44.0 million and $32.0 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of September 30, 2022 and December 31, 2021, the fair value of swap participation agreements was not significant.
Interest Rate Caps

At September 30, 2022 and December 31, 2021, the Company had 20 and 19 interest rate cap contracts with customers with total notional amounts of $415.7 million and $432.0 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at September 30, 2022 and December 31, 2021, the Company had 15 and 9 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $308.2 million and $190.7 million, respectively.

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million at September 30, 2022. These interest rate caps serve to partially offset changes in the estimated fair value of interest rate cap contracts with customers at September 30, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Mortgage Derivatives

Since the second quarter of 2021, the Company has entered into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At September 30, 2022 and December 31, 2021, the Company had interest rate lock commitments with notional amounts of $83.6 million and $17.9 million, respectively, and forward contracts with notional amounts of $19.5 million and $16.5 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized gain of $0.1 million and $0.3 million in the three months ended September 30, 2022 and 2021, respectively, and an unrealized gain of $0.3 million in each of the nine moths ended September 30, 2022 and 2021. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Credit Risk-Related Contingent Features

As of September 30, 2022 and December 31, 2021, the aggregate fair value of interest rate swaps in a liability position was $68.9 million and $21.4 million, respectively.

Some agreements may require pledging of securities when the valuation of a interest rate swap falls below a certain amount. At September 30, 2022 and December 31, 2021, there were $0.7 million and $2.0 million, respectively, in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $29 thousand and $0.6 million, respectively. In addition, at December 31, 2021, there were $23.4 million in debt securities available for sale pledged as collateral to secure interest rate swaps with third-party brokers not designated as hedging instruments, with a fair value of $18.9 million. As of September 30, 2022, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

12.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 43 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.4 million and $0.3 million in variable lease payments during the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. In addition, in the first nine months of 2022 and 2021, the Company recorded $1.6 million and $0.8 million, respectively, of right of use (“ROU”) asset impairment charges associated with the closure of a branch in Pembroke Pines, Florida in 2022, and in connection with the closure of the NYC loan production office in 2021. These impairments were recorded as occupancy and equipment expense on the consolidated statements of income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Lease costs for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$4,278	$1,902	$13,008	$5,730
Short-term lease cost	18	21	62	176
Variable lease cost	414	334	1,304	1,003
Sublease income	(527)	—	(2,164)	(108)
Total lease cost, net	$4,183	$2,257	$12,210	$6,801
Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from this source was $0.7 million and $1.0 million in the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $2.3 million in the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had a right-of-use asset of $141.5 million and $141.1 million and total operating lease liability of $146.4 million and $143.0 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had a short-term lease liability of $5.5 million and $6.4 million, respectively, included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	3,499	1,771	10,811	5,307
Operating lease right-of-use asset obtained in exchange for operating lease liability	1,395	1,043	4,618	3,125
Weighted average remaining lease term for operating leases	18.3 years	21.1 years	18.3 years	21.1 years
Weighted average discount rate for operating leases	5.94%	5.76%	5.94%	5.76%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2022. Presented below is the remaining three months of 2022 shown and thereafter:

(in thousands)
For the remaining three months of 2022	$3,683
2023	12,975
2024	13,047
2025	13,001
2026	13,201
Thereafter	194,972
Total undiscounted cash flows	250,879
Less: implied interest	(104,506)
Total lease obligations	$146,373

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
13.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 13 to the Company’s audited consolidated financial statements in the Form 10-K for more information on the 2018 Equity Plan, the Long-Term Incentive (LTI) Plan and stock-based compensation awards for the year ended December 31, 2021, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”).
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the nine months ended September 30, 2022:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	229,779	$18.61
Granted	164,900	32.14
Vested	(60,768)	16.83
Forfeited	(37,523)	23.98
Non-vested shares at September 30, 2022	296,388	$25.82

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
In the third quarter of 2022, the Company granted an aggregate of 22,200 RSAs to various employees under the LTI Plan. The weighted average fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $28.65 per RSA. These RSAs will vest in three equal installments on each of the first three anniversaries of the grant date.
The Company recorded compensation expense related to the RSAs of $0.9 million and $0.7 million during the three months ended September 30, 2022 and 2021, respectively and $2.4 million and $2.1 million during the nine months ended September 30, 2022 and 2021, respectively. The total unamortized deferred compensation expense of $4.4 million for all unvested restricted stock outstanding at September 30, 2022 will be recognized over a weighted average period of 1.6 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs during the nine months ended September 30, 2022:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Non-vested, beginning of year	121,739	$17.21	6,573	$22.82	128,312	$17.62	110,784	$13.57
Granted	51,839	31.82	—	—	51,839	31.82	26,415	33.63
Vested	(47,883)	18.06	(6,573)	22.82	(54,456)	18.63	—	—
Forfeited	—	—	—	—	—	—	—	—
Non-vested, end of year	125,695	$22.91	—	$—	125,695	$23.04	137,199	$17.43

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

On June 8, 2022, the Company granted 17,250 stock-settled RSUs to its independent directors. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $28.98 per RSU. These RSUs will vest within one year.

The Company recorded compensation expense related to RSUs and PSUs of 0.7 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively. The total unamortized deferred compensation expense of $2.9 million for all unvested stock-settled RSUs and PSUs outstanding at September 30, 2022 will be recognized over a weighted average period of 1.5 years.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2022 and 2021 were 21.50% and 22.74%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15.    Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2022			December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale	$(119,850)	$30,746	$(89,104)	$15,775	$(3,788)	$11,987
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	3,903	(1,007)	2,896	4,275	(1,045)	$3,230
Total (AOCL) AOCI	$(115,947)	$29,739	$(86,208)	$20,050	$(4,833)	$15,217
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended September 30,
	2022			2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(47,015)	$12,056	$(34,959)	$(3,250)	$799	$(2,451)
Reclassification adjustment for net gains included in net income	(22)	5	(17)	(28)	5	(23)
	(47,037)	12,061	(34,976)	(3,278)	804	(2,474)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(22)	6	(16)	60	(14)	46
Reclassification adjustment for net interest income included in net income	(345)	88	(257)	(124)	30	(94)
	(367)	94	(273)	(64)	16	(48)
Total other comprehensive loss	$(47,404)	$12,155	$(35,249)	$(3,342)	$820	$(2,522)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2022			2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(135,554)	$34,516	$(101,038)	$(9,377)	$2,397	$(6,980)
Reclassification adjustment for net gains included in net income	(71)	18	(53)	(4,229)	1,020	(3,209)
	(135,625)	34,534	(101,091)	(13,606)	3,417	(10,189)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	295	(133)	162	68	(15)	53
Reclassification adjustment for net interest income included in net income	(667)	171	(496)	(385)	93	(292)
	(372)	38	(334)	(317)	78	(239)
Total other comprehensive loss	$(135,997)	$34,572	$(101,425)	$(13,923)	$3,495	$(10,428)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
16. Stockholders’ Equity
a) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of September 30, 2022 and December 31, 2021 were 33,773,249 and 35,883,320, respectively.
In the nine months ended September 30, 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first nine months of 2022. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock held as treasury stock.
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
On July 20, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on August 31, 2022 to shareholders of record at the close of business on August 17, 2022. The aggregate amount in connection with this dividend was $3.0 million.
c) Subsequent events
On October 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per common share of the Company’s Class A common stock. The dividend is payable on November 30, 2022 to shareholders of record at the close of business on November 15, 2022.

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
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2022 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,115,817
Standby letters of credit	21,362
Commercial letters of credit	156
$1,137,335

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
18.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$395,439	$—	$395,439
Corporate debt securities	—	312,117	—	312,117
U.S. government agency debt securities	—	337,288	—	337,288
Collateralized loan obligations		4,790		4,790
Municipal bonds	—	1,700	—	1,700
U.S treasury securities	—	995	—	995
	—	1,052,329	—	1,052,329
Trading securities	112	—	—	112
Equity securities with readily determinable fair values not held for trading	12,232	—	—	12,232
	12,344	1,052,329	—	1,064,673
Mortgage loans held for sale (at fair value)	—	57,591	—	57,591
Bank owned life insurance	—	227,034	—	227,034
Other assets
Mortgage servicing rights (MSRs)	—	—	950	950
Derivative instruments	—	78,347	—	78,347
	$12,344	$1,415,301	$950	$1,428,595
Liabilities
Other liabilities
Derivative instruments	$—	$78,351	$—	$78,351

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$450,773	$—	$450,773
Corporate debt securities	—	357,790	—	357,790
U.S. government agency debt securities	—	361,906	—	361,906
U.S treasury securities	—	2,502	—	2,502
Municipal bonds	—	2,348	—	2,348
	—	1,175,319	—	1,175,319
Equity securities with readily determinable fair values not held for trading	—	252	—	252
		1,175,571	—	1,175,571
Mortgage loans held for sale (at fair value)	—	14,905	—	14,905
Bank owned life insurance	—	223,006	—	223,006
Other assets
Mortgage servicing rights (MSRs)	—	—	636	636
Derivative instruments	—	21,870	—	21,870
	$—	$1,435,352	$636	$1,435,988
Liabilities
Other liabilities
Derivative instruments	$—	$22,198	$—	$22,198

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$5,687	$—	$—	$5,687	$—
Other Real Estate Owned	6,312	—	—	6,312	3,488
	$11,999	$—	$—	$11,999	$3,488

	December 31, 2021
(in thousands)	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$24,753		$—	$—	$24,753	$26,334
Other Real Estate Owned	9,720		—	—	9,720	80
	$34,473	$—	$—	$—	$34,473	$26,414

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$234,317	$206,823	$118,175	$119,077
Loans	3,129,610	2,920,943	2,619,461	2,559,280
Financial liabilities:
Time deposits	925,946	901,466	1,048,078	1,057,759
Advances from the FHLB	981,005	914,230	809,577	819,268
Senior notes	59,131	58,785	58,894	63,214
Subordinated notes	29,241	28,481	—	—
Junior subordinated debentures	64,178	63,918	64,178	61,212

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

19.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data and per share amounts)	2022	2021	2022	2021
Numerator:
Net income before attribution of noncontrolling interest	$20,876	$16,397	$43,352	$46,001
Noncontrolling interest	(44)	(634)	(1,192)	(1,451)
Net income attributable to Amerant Bancorp Inc.	$20,920	$17,031	$44,544	$47,452
Net income available to common stockholders	$20,920	$17,031	$44,544	$47,452
Denominator:
Basic weighted average shares outstanding	33,476,418	37,133,783	33,985,856	37,358,780
Dilutive effect of share-based compensation awards	270,460	384,510	267,706	325,054
Diluted weighted average shares outstanding	33,746,878	37,518,293	34,253,562	37,683,834

Basic earnings per common share	$0.62	$0.46	$1.31	$1.27
Diluted earnings per common share	$0.62	$0.45	$1.30	$1.26

As of September 30, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, RSUs and PSUs totaling 532,867 and 606,381, respectively. In the three and nine month periods ended September 30, 2022 and 2021, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the Form 10-K, in the Form 10-Q for the quarter ended March 31, 2022, the Form 10-Q for the quarter ended June 30, 2022, and in this Form 10-Q, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).
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

•We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes, the Subordinated Notes and junior subordinated notes;

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

•Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and

•The other factors and information included in the Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the Form 10-K for the year ended December 31, 2021, the Form 10-Q for the quarter ended March 31, 2022, the Form 10-Q for the quarter ended June 30, 2022, and this Form 10-Q.
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
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the Form 10-K, the Form 10-Q for the quarter ended March 31, 2022, the Form 10-Q for the quarter ended June 30, 2022, in this Form 10-Q, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company, the Cayman Bank, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate sixteen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we operate seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office (“LPO”) in Tampa, Florida.
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

The Company reassessed staffing needs at Amerant Mortgage as a result of declining residential mortgage loan refinance demand activity attributable mainly to rising interest rates, along with other market factors. In the nine months ended September 30, 2022, FTEs at Amerant Mortgage declined 12 FTEs to 67 FTEs as of September 30, 2022 compared to 72 FTEs as of December 31, 2021. There were no changes to the total FTEs count at Amerant Mortgage during the three months ended September 30, 2022.

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
The first offering under the Plan for purposes of buying shares of Common Stock began on February 14, 2022 and ends on November 30, 2022 (the “First Offering Period”). Approximately 200 employees, including all named executive officers, and all other executive officers of the Company who were eligible as of the enrollment deadline for the First Offering Period, elected to participate in the Plan.
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
Amerant Florida Merger

On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). See “-Capital Resources and Liquidity Management” for more details on the Amerant Florida Merger.

Progress on Near and Long-Term Initiatives
The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is the detail of actions taken by the Company in the three and nine month periods of 2022 to achieve these goals:

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

We have continued working on implementing/enhancing a completely digital onboarding platform. In the first and second quarters of 2022, we made additions to the treasury management, retail and private banking teams which contributed to increasing deposit levels. In the third quarter of 2022, we continued with our efforts and added more FTE in the areas mentioned. We have also realigned compensation strategies across all business lines to appropriately reward increased deposit growth. We remain focused in three key measures; the average cost of total deposits increased to 0.83% from 0.41% in December 31, 2021; non-interest bearing deposits to total deposits ratio was 20.02% at September 30, 2022 compared to 21.01% at December 31, 2021, and the ratio of brokered deposits to total deposits increased slightly to 7.7% at September 30, 2022 compared to 6.9% at December 31, 2021.

Accelerating our digital transformation. Over the past several quarters we ramped up our digital efforts with the rollout of nCino and Salesforce and the introduction of Amerant Investments Mobile and are now focused on evaluating digital solutions in several key areas, including deposit account acquisition, small business lending and wealth management. FIS, Numerated, Marstone, and ClickSWITCH® implementations are all in progress. See details on all progress in Item 1. Business in the Form 10-K.
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

Rationalizing our lines of business and geographies. We continued to evaluate our go-to-market strategy and implemented a new business organizational model, focused on consumer and commercial banking to drive performance in the geographies we serve. Our branch strategy is currently in progress and we are also refreshing branches to update and standardize the look and feel across all branches. In the first quarter of 2022, we received approval from the Office of the Comptroller of the Currency (“OCC”) for a new location of one branch in Houston, and the relocation of an existing branch there is now slated to take place on October 31, 2022. In the second quarter of 2022, we have completed the build out of the team for the Tampa LPO. The syndication desk is in place actively seeking opportunities and the recently announced equipment financing business, which will provide an efficient white label solution to drive sales and provide underwriting capabilities, has launched with two out of the three planned business development representatives in place and generated $10 million in new originated loans in the second quarter of 2022. Lastly, in the third quarter of 2022, we launched a new white label, fintech-enabled program which generated $6.3 million in consumer loans.

In October 2022, we closed the branch in Pembroke Pines, Florida as the Company previously announced. We also received OCC approval to open a new full-service branch in Key Biscayne, Florida which is scheduled to open in the first quarter of 2023. The new branch in downtown Miami is now expected to open early 2023.
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

With respect to our balance sheet composition, during the nine months ended September 30, 2022 the Company repaid $530 million, respectively, in FHLB callable advances, and borrowed $550 million, respectively in long-term fixed advances. These events effectively increased the duration of financial liabilities under a scenario of an imminent increase in interest rates. In addition, in the three and nine month periods ended September 30, 2022, the Company borrowed $150.0 million in fixed-rate FHLB advances to support loan growth.
Optimizing capital structure. On March 9, 2022, the Company completed a $30.0 million offering of subordinated notes with a 4.25% fixed-to-floating rate and due on March 15, 2032 (the “Subordinated Notes”). The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. From and including March 15, 2027, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (“SOFR”) plus 251 basis points, with interest during such period payable quarterly in arrears. If the three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Subordinated Notes. The Subordinated Notes are presented net of direct issuance costs which are deferred and amortized over 10 years. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness.
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
The Company did not repurchase any Class A common stock during the third quarter of 2022.
We will continue to evaluate our capital structure and ways to optimize it in the future.
Environmental, Social and Governance (“ESG”). In 2021 and throughout the first quarter of 2022, we focused on developing and furthering our sustainability strategy and approach to contribute meaningfully and support a more sustainable future for our stakeholders, including our investors, employees, customers, and communities where we operate. These efforts led to the Company’s publication of its first annual ESG report in April 2022, demonstrating our commitment towards being a sustainable institution. The Company is focused on defining and implementing the initiatives that would help drive the goals and targets that the Company is committed to achieving in accordance with our strategic objectives.
COVID-19 Pandemic
CARES Act
On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. For a more detailed discussion of the COVID-19 pandemic, see the Form 10-K and the footnotes to the unaudited interim consolidated financial statements in this Form 10-Q.
Loan Loss Reserve and Modification Programs
On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first nine months of 2021. As of September 30, 2022, there were no loans under the deferral and/or forbearance options. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance options. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered troubled debt restructuring (“TDRs”). See Note 1 to the Company’s consolidated financial statements on the Form 10-K for more details on loan modification programs.

Hurricane Ian

In late September 2022, Hurricane Ian (the “Hurricane”) impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. On September 28, 2022, the Hurricane made landfall near Cayo Costa in southwestern Florida, as a powerful Category 4 hurricane on the Saffir-Simpson scale, bringing intense winds and heavy rainfall and storm surges, causing catastrophic wind and water damage to infrastructure, homes and businesses in southwestern Florida, including the city of Tampa where we operate a loan production office. Based on information currently available, the Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane. As of September 30, 2022, the estimated outstanding loan balances in the areas impacted by the Hurricane totaled approximately $300 million. While the Company has recorded loan loss reserves of approximately $1.6 million as of September 30, 2022 to account for its initial estimate of probable credit losses pending to be identified in relation to the Hurricane, the Company has not currently identified any immediate significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company is in contact with the impacted borrowers and has been performing site visits as well. In addition, the Company has been actively involved in efforts to support the recovery of the communities negatively impacted by the Hurricane. The Hurricane had no material negative impact to the Company’s operations in Tampa.

While it is too early to assess and quantify the full extent of the damage caused by the Hurricane, as well as its long-term impact on economic activity in the region, the damages are meaningful and have, at least in the short-term, had a material adverse impact on regional economic activity, as reflected by, among other things, the slow-down in sales and service activity, primarily in the hospitality and related industries. Regional employment levels are also expected to decrease at least in the short-term. The speed at which the State of Florida and other federal and local governments can restore power and other basic services throughout the impacted region, will be a critical variable in determining the extent of the impact on economic activity. Furthermore, the Hurricane severely damaged or destroyed buildings, homes and other infrastructure, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the Hurricane, may be significantly impacted. Although some of the impact of the Hurricane, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the amount of Federal and private insurance money to be received and whether such proceeds will significantly offset the negative economic, fiscal and demographic impact of the Hurricane.

Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the reserve for loan losses currently estimable, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods.

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

Our fee income generated on customer interest rate swaps and other loan level derivatives are primarily dependent on volume of transactions completed with customers and are included in noninterest income.

In the first, second and third quarters of 2022, derivatives unrealized net losses of $1.3 million, unrealized net gain of $0.9 million and unrealized net loss $0.1 million, respectively, were primarily derived from changes in market value of uncovered interest rate caps with clients.

Mortgage banking income related to Amerant Mortgage consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income, and is included as part of other noninterest income. Mortgage banking income was $0.1 million and $3.2 million in the three and nine month periods ended September 30, 2022, respectively ($0.7 million and $0.8 million in the three and nine month periods ended September 30, 2021, respectively). Amerant Mortgage commenced operations in May 2021.

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

Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. In the three and nine months ended September 30, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is included as a reduction to rent expense under lease agreements under occupancy and equipment cost. Prior to 2022, rental income in connection with the previously-owned headquarters building is included as part of other noninterest income.

Professional and other services fees include legal, accounting and consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations. In the three and nine months ended September 30, 2022, professional fees include expenses associated with the outsourcing of our internal audit function which began in the second quarter of 2021.

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

Noninterest expenses in the three and nine months ended September 30, 2022 and 2021 include additional salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

In the three and nine month periods ended September 30, 2022 noninterest expenses include: (i) $0.3 million and $7.1 million, respectively, of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and (ii) $1.1 million and $2.4 million, respectively, of consulting and other professional fees primarily related to engagement of our new technology provider; (iii) non-routine charges of $0.2 million and $3.4 million, respectively, resulting from changes in the estimated fair value and related estimated disposition costs of one OREO property in New York, and (iv) staff reduction costs of $0.4 million and $1.8 million, respectively, in connection with restructuring activities. In addition, noninterest expenses in the nine months ended September 30, 2022 include a lease impairment charge of $1.6 million in connection with the closure of a branch in Florida. There was no lease impairment charge recorded during the third quarter of 2022.

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
We validate and update our ALL model annually or more frequently if needed, to better reflect our loan portfolio composition, and credit and economic conditions in our markets. The model may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated semi-annually, based on the type of loan.
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
Capital. Financial institution regulators have established minimum capital ratios for banks and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the CET1 capital ratio; (vii) the tangible common equity ratio, and (viii) other factors, including market conditions.
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. The Company is focused on relationship-driven core deposits. The Company may also use third party providers of domestic sources of deposits as part of its balance sheet management strategies. In 2021, we changed our definition of core deposits to better align its presentation with the Company’s internal monitoring and overall liquidity strategy. Under this new definition, core deposits consist of total deposits excluding all time deposits. In prior periods, the Company used the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits,” which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.
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

Summary Results
The summary results for the three and nine month periods ended September 30, 2022 include the following:

•Net income attributable to the Company was $20.9 million in the third quarter of 2022, up 22.8%, from $17.0 million in the third quarter of 2021, and $44.5 million in the first nine months of 2022, down 6.1%, from $47.5 million in the first nine months of 2021.

•Net interest income was $69.9 million in the third quarter of 2022, up $18.1 million, or 34.9%, from $51.8 million in the third quarter of 2021, and $184.5 million in the first nine months of 2022, up $35.1 million, or 23.5%, from $149.4 million in the first nine months of 2021.

•Net interest margin was 3.61% in the third quarter of 2022, up 67 basis points from 2.94% in the third quarter of 2021, and 3.36% in the first nine months of 2022, up 55 basis points from 2.81% in the first nine months of 2021.

•The Company recorded a provision for loan losses of $3.0 million in the third quarter of 2022, compared to a release from the ALL of $5.0 million in the third quarter of 2021. The Company released $7.0 million from the ALL in the first nine months of 2022, compared to $10.0 million in the first nine months of 2021. The ratio of allowance for loan losses to total loans held for investment was 0.83% as of September 30, 2022, compared to 1.29% at December 31, 2021. The ratio of net charge-offs to average total loans held for investment was 0.09% in the third quarter of 2022, down from 1.16% in the third quarter of 2021, and 0.22% in the first nine months of 2022, down from 0.42% in the first nine months of 2021. The ALL coverage of non-performing loans increased to 2.9x at September 30, 2022, from 2.1x at December 31, 2021.

•Non-interest income was $16.0 million in the third quarter of 2022, up 18.8%, from $13.4 million in the third quarter of 2021, and $42.9 million in the first nine months of 2022, down 1.0%, from $43.3 million in the first nine months of 2021.

•Non-interest expense was $56.1 million in the third quarter of 2022, up 15.9%, from $48.4 million in the third quarter of 2021, and $179.2 million in the first nine months of 2022, up 25.2%, from $143.2 million in the first nine months of 2021.

•The efficiency ratio was 65.4% in the third quarter of 2022 compared to 74.2% in the third quarter of 2021, and 78.8% in the first nine months of 2022, compared to 74.3% in the first nine months of 2021.

•Total gross loans, which include loans held for sale, were $6.50 billion at September 30, 2022, up $935.8 million, or 16.8%, compared to December 31, 2021. Total deposits were $6.59 billion at September 30, 2022, up $957.3 million, or 17.0%, compared to December 31, 2021.

•Stockholders’ book value per common share attributable to the Company was $20.60 at September 30, 2022, compared to $23.18 at December 31, 2021. Tangible stockholders’ equity book value per common share, which is a non-GAAP measure, was $19.92 as of September 30, 2022 compared to $22.55 at December 31, 2021. The decline in stockholders’ book value per common share reflects an accumulated after-tax unrealized loss of $86.2 million at September 30, 2022 compared to an accumulated after-tax unrealized gain of $15.2 million at December 31, 2021 primarily on the valuation of the Company’s debt securities available for sale. See “Tangible Common Equity Ratio and Tangible Book Value Per Common Share” for a reconciliation of these non-GAAP financial measures.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2022 and 2021

Net income
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2022	2021	2022 vs 2021		2022	2021	2022 vs 2021
Net interest income	$69,897	$51,821	$18,076	34.9%	$184,487	$149,361	$35,126	23.5%
Provision for (reversal of) loan losses	3,000	(5,000)	8,000	(160.0)	(7,000)	(10,000)	3,000	30.0%
Net interest income after provision (reversal of) for loan losses	66,897	56,821	10,076	17.7%	191,487	159,361	32,126	20.2%
Noninterest income	15,956	13,434	2,522	18.8%	42,912	43,331	(419)	(1.0)%
Noninterest expense	56,113	48,404	7,709	15.9%	179,172	143,154	36,018	25.2%
Income before income tax expense	26,740	21,851	4,889	22.4%	55,227	59,538	(4,311)	(7.2)%
Income tax expense	(5,864)	(5,454)	(410)	(7.5)%	(11,875)	(13,537)	1,662	12.3%
Net income before attribution of noncontrolling interest	20,876	16,397	4,479	27.3%	43,352	46,001	(2,649)	(5.8)%
Less: noncontrolling interest	(44)	(634)	590	NM	(1,192)	(1,451)	259	17.9%
Net income attributable to Amerant Bancorp Inc.	$20,920	$17,031	$3,889	22.8%	$44,544	$47,452	$(2,908)	(6.1)%
Basic earnings per common share	$0.62	$0.46	$0.16	34.8%	$1.31	$1.27	$0.04	3.2%
Diluted earnings per common share (1)	$0.62	$0.45	$0.17	37.8%	$1.30	$1.26	$0.04	3.2%

__________________
(1)    In the three and nine month periods ended September 30, 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 19 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2022 and 2021.
NM - means not meaningful

Three Months Ended September 30, 2022 and 2021
In the three months ended September 30, 2022, net income attributable to the Company was $20.9 million, or $0.62 per diluted share, compared to net income attributable to the Company of $17.0 million, or $0.45 per diluted share, in the same quarter of 2021. The increase of $3.9 million, or 22.8%, in the three months ended September 30, 2022 was mainly due to higher net interest income and noninterest income. These results were partially offset by: (i) a $3.0 million provision for loan losses recorded in the third quarter of 2022, compared to a $5.0 million reversal of loan losses in the same period last year, and (ii) higher noninterest expenses. In the three months ended September 30, 2022 and 2021, net income excludes a loss of $44 thousand and $0.6 million, respectively, attributable to a noncontrolling interest in Amerant Mortgage which commenced operations in May 2021. In the three months ended September 30, 2022 and 2021, the Company attributed a net loss of $44 thousand and $0.6 million, respectively to the non-controlling interest. These losses were calculated on the basis of a loss from operations for Amerant Mortgage (including transactions with affiliates such as broker fees, interest expense and other operating expenses) of $0.2 million and $1.5 million in the three months ended September 30, 2022 and 2021, respectively. In the first quarter of 2022, the minority interest share in Amerant Mortgage changed from 49% to 42.6%. In addition, in the second quarter of 2022, the minority interest share in Amerant Mortgage changed from 42.6% to 20%. See “Business Developments” in this Form 10-Q for more details on these changes with respect to our subsidiary Amerant Mortgage.

Net interest income was $69.9 million in the three months ended September 30, 2022, an increase of $18.1 million, or 34.9%, from $51.8 million in the three months ended September 30, 2021. This was primarily the result of: (i) higher average yields on loans, debt securities available for sale and held to maturity and interest earning deposits with banks; (ii) higher average balance of loans and debt securities held to maturity, and (iii) lower average balances of total time deposits. These results were partially offset by: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and FHLB advances; (ii) lower average balance of debt securities available for sale, and (iii) the cost of the subordinated debt in March 2022. Short-term market interest rates increased 150 basis points during the three months ended September 30, 2022. See “Net interest Income” for more details.

Noninterest income was $16.0 million in the three months ended September 30, 2022, an increase of $2.5 million, or 18.8%, compared to $13.4 million in the three months ended September 30, 2021. This increase was mainly due to: (i) higher loan-level derivative income, mainly driven by a higher volume of interest rate swap transactions with clients; (ii) net unrealized gains on marketable equity securities of $1.5 million in the three months ended September 30, 2022, and (iii) higher deposit and service fees. The increase in noninterest income was partially offset by lower other noninterest income. See “Noninterest Income” for more details.

Noninterest expense increased $7.7 million, or 15.9%, in the three months ended September 30, 2022 compared to the same period in 2021, mainly due to higher professional and other service fees, occupancy and equipment expenses, advertising expenses, salary and employee benefits and other operating expenses. In addition, in the third quarter of 2022, we incurred additional expenses of: (i) $0.3 million in connection with the termination of technology contracts resulting from the transition to FIS supported systems and applications, and (ii) $0.2 million in connection with changes in the estimated fair value and related estimated disposition costs of an OREO property in New York. These increases were partially offset by lower depreciation and amortization expense. See “Noninterest Expense” for more details.

In the three months ended September 30, 2022 and 2021, noninterest expense included non-routine items of $2.0 million and $0.8 million, respectively. Non-routine items in noninterest expense include $1.7 million and $0.8 million of restructuring costs in the three months ended September 30, 2022 and 2021, respectively In addition, in the three months ended September 30, 2022, non-routine items in noninterest expense include a non-routine charge of $0.2 million resulting from changes in the estimated fair value and related estimated disposition costs of one OREO property in New York.

In the three months ended September 30, 2022 and 2021, the Company incurred noninterest expenses of $2.7 million and $2.1 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage commenced operations in May 2021 and had 67 full time equivalent employees (“FTEs”) at September 30, 2022 compared to 52 at September 30, 2021.
Nine Months Ended September 30, 2022 and 2021
In the nine months ended September 30, 2022, net income was $44.5 million, or $1.30 per diluted share, compared to net income of $47.5 million, or $1.26 per diluted share, in the same period of 2021. The decrease of $2.9 million or 6.1%, was primarily due to: (i) higher noninterest expenses, and (ii) lower reversals from the allowance for loan losses. These results were partially offset by higher net interest income. In the nine months ended September 30, 2022 and 2021, net income excludes a loss of $1.2 million and $0.8 million, respectively, attributable to the non-controlling interest in Amerant Mortgage, which commenced operations in May 2021. In the nine months ended September 30, 2022 and 2021, the Company attributed a net loss of $1.2 million and $1.5 million, respectively, to the non-controlling interest. These losses were calculated on the basis of a loss from operations for Amerant Mortgage (including transactions with affiliates such as broker fees, interest expense and other operating expenses) of $2.5 million and $3.0 million in the nine months ended September 30, 2022 and 2021, respectively, primarily derived from salary and employee benefits which are included in our consolidated results of operations.

Net interest income was $184.5 million in the nine months ended September 30, 2022, an increase of $35.1 million, or 23.5%, from $149.4 million in the nine months ended September 30, 2021. This was primarily the result of: (i) higher average yields on loans, debt securities available for sale and held to maturity and interest earning deposits with banks; (ii) higher average balance of loans and debt securities held to maturity, and (iii) lower average balances of total interest bearing liabilities, mainly time deposits. These results were partially offset by: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and FHLB advances; (ii) lower average balance of debt securities available for sale, and (iii) the cost of the subordinated debt in March 2022. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2022 which consisted of raising its benchmark rate by a total of 300 basis points year to date. See “-Net interest Income” for more details.
Noninterest income was $42.9 million in the nine months ended September 30, 2022, an increase of $0.4 million, or 1.0%, compared to $43.3 million in the nine months ended September 30, 2021. This decrease was primarily driven by: (i) lower net gains on securities of $4.2 million, primarily due to lower gains on sale of debt securities available for sale; (ii) the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in the nine months ended September 30, 2021, and (iii) net unrealized losses on derivative valuation of $0.6 million in the nine months ended September 30, 2022 related to interest rate caps with clients. The decrease in noninterest income was partially offset by: (i) higher loan-level derivative income, mainly driven by a higher volume of interest rate swap transactions with clients; (ii) higher mortgage banking income; (iii) lower losses on the early extinguishment of FHLB advances, which decreased $1.8 million in the period, and (iii) higher deposit and service fees. In the first nine months of 2022, the Company recorded a loss of $0.7 million on the early extinguishment of around $180.0 million of FHLB advances. In the first nine months of 2021, the Company recorded a loss of $2.5 million on the early extinguishment of around $235 million of FHLB advances. See “-Noninterest Income” for more details.

Noninterest expense was $179.2 million in the nine months ended September 30, 2022, an increase of $36.0 million, or 25.2%, from $143.2 million in the nine months ended September 30, 2021. This was primarily driven by higher professional and other services fees, occupancy and equipment costs, advertising expenses, salaries and employee benefits, and other operating expenses. Also, in the nine months ended September 30, 2022, the Company incurred additional expenses, including: (i) $7.1 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and (ii) a non-routine charge of $3.4 million resulting from the changes in the estimated fair value and related disposition costs of an OREO property in New York. These increases were partially offset by lower depreciation and amortization expenses and FDIC assessments and insurance expenses. See “-Noninterest Expense” for more details.

In the nine months ended September 30, 2022 and 2021, noninterest expense included non-routine items of $16.5 million and $5.2 million, respectively. Non-routine items in noninterest expense include $13.0 million and $5.2 million of restructuring costs in the nine months ended September 30, 2022 and 2021, respectively. In addition, in the nine months ended September 30, 2022, non-routine items in noninterest expense include: (i) a non-routine charge of $3.4 million resulting from the changes in the estimated fair value and related disposition costs of an OREO property in New York, and (ii) a valuation allowance of $0.2 million related to the change in fair value of New York loans held for sale.

In the nine months ended September 30, 2022 and 2021, the Company incurred noninterest expenses of $9.8 million and $3.7 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage commenced commenced operations in May 2021 and had 67 full time equivalent employees (“FTEs”) at September 30, 2022.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2022 and 2021. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$6,021,294	$76,779	5.06%	$5,379,461	$53,193	3.92%
Debt securities available for sale (3) (4)	1,110,153	8,379	2.99%	1,221,569	7,055	2.29%
Debt securities held to maturity (5)	235,916	1,921	3.23%	102,574	508	1.96%
Debt securities held for trading	65	1	6.10%	153	1	2.59%
Equity securities with readily determinable fair value not held for trading	12,018	—	—%	24,017	66	1.09%
Federal Reserve Bank and FHLB stock	49,398	605	4.86%	47,682	514	4.28%
Deposits with banks	258,237	1,452	2.23%	207,504	76	0.15%
Total interest-earning assets	7,687,081	89,137	4.60%	6,982,960	61,413	3.49%
Total non-interest-earning assets (6)	639,118			553,505
Total assets	$8,326,199			$7,536,465

	Three Months Ended September 30,
	2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,077,321	$4,934	0.94%	$1,290,944	$147	0.05%
Money market	1,363,799	3,555	1.03%	1,359,774	798	0.23%
Savings	320,861	54	0.07%	329,456	11	0.01%
Total checking and saving accounts	3,761,981	8,543	0.90%	2,980,174	956	0.13%
Time deposits	1,247,084	4,717	1.50%	1,555,001	5,302	1.35%
Total deposits	5,009,065	13,260	1.05%	4,535,175	6,258	0.55%
Advances from the FHLB and other borrowings (7)	866,639	3,977	1.82%	808,860	1,777	0.87%
Senior notes	59,092	941	6.32%	58,776	942	6.36%
Subordinated notes	29,220	362	4.92%	—	—	—%
Junior subordinated debentures	64,178	700	4.33%	64,178	615	3.80%
Total interest-bearing liabilities	6,028,194	19,240	1.27%	5,466,989	9,592	0.70%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,316,988			1,110,353
Accounts payable, accrued liabilities and other liabilities	245,425			152,528
Total non-interest-bearing liabilities	1,562,413			1,262,881
Total liabilities	7,590,607			6,729,870
Stockholders’ equity	735,592			806,595
Total liabilities and stockholders' equity	$8,326,199			$7,536,465
Excess of average interest-earning assets over average interest-bearing liabilities	$1,658,887			$1,515,971
Net interest income		$69,897			$51,821
Net interest rate spread			3.33%			2.79%
Net interest margin (8)			3.61%			2.94%
Cost of total deposits (9)			0.83%			0.44%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.52%			127.73%
Average non-performing loans/ Average total loans	0.42%			1.94%

	Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$5,718,264	$194,631	4.55%	$5,527,228	$159,576	3.86%
Debt securities available for sale (3)(4)	1,130,231	23,371	2.76%	1,202,191	19,943	2.22%
Debt securities held to maturity (5)	176,462	3,605	2.73%	89,298	1,291	1.93%
Debt securities held for trading	67	3	5.99%	172	4	3.11%
Equity securities with readily determinable fair value not held for trading	8,615	—	—%	24,084	225	1.25%
Federal Reserve Bank and FHLB stock	50,118	1,690	4.51%	54,291	1,687	4.15%
Deposits with banks	247,401	2,102	1.14%	217,611	189	0.12%
Total interest-earning assets	7,331,158	225,402	4.11%	7,114,875	182,915	3.44%
Total non-interest-earning assets (6)	592,087			538,137
Total assets	$7,923,245			$7,653,012

Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$1,769,001	$6,258	0.47%	$1,298,674	$383	0.04%
Money market	1,293,748	5,639	0.58%	1,302,431	2,695	0.28%
Savings	321,634	80	0.03%	323,785	39	0.02%
Total checking and saving accounts	3,384,383	11,977	0.47%	2,924,890	3,117	0.14%
Time deposits	1,265,982	13,501	1.43%	1,765,555	18,989	1.44%
Total deposits	4,650,365	25,478	0.73%	4,690,445	22,106	0.63%
Securities sold under agreements to repurchase	20	—	—%	147	1	0.91%
Advances from the FHLB and other borrowings (7)	883,566	9,799	1.48%	926,087	6,790	0.98%
Senior notes	59,014	2,825	6.40%	58,697	2,826	6.44%
Subordinated notes	22,030	811	4.92%	—	—	—%
Junior subordinated debentures	64,178	2,002	4.17%	64,178	1,831	3.81%
Total interest-bearing liabilities	5,679,173	40,915	0.96%	5,739,554	33,554	0.78%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,275,689			991,635
Accounts payable, accrued liabilities and other liabilities	209,123			129,407
Total non-interest-bearing liabilities	1,484,812			1,121,042
Total liabilities	7,163,985			6,860,596
Stockholders’ equity	759,260			792,416
Total liabilities and stockholders' equity	$7,923,245			$7,653,012
Excess of average interest-earning assets over average interest-bearing liabilities	$1,651,985			$1,375,321
Net interest income		$184,487			$149,361
Net interest rate spread			3.15%			2.66%
Net interest margin (8)			3.36%			2.81%
Cost of total deposits (9)			0.57%			0.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.09%			123.96%
Average non-performing loans/ Average total loans	0.56%			1.77%

(1)    Includes loans held for investment net of the allowance for loan losses, and loans held for sale. The average balance of the allowance for loan losses was $51.9 million and $100.7 million in the three months ended September 30, 2022 and 2021, respectively, and $58.4 million and $107.5 million in the nine months ended September 30, 2022 and 2021, respectively. The average balance of total loans held for sale was $142.5 million and $81.2 million in the three months ended September 30, 2022 and 2021, respectively, and $130.8 million and $27.5 million in the nine months ended September 30, 2022 and 2021, respectively.
(2)    Includes average non-performing loans of $25.3 million and $106.5 million for the three months ended September 30, 2022 and 2021, respectively, and $32.4 million and $99.8 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income that would have been recognized on outstanding non-performing loans at September 30, 2022 and 2021was $9 thousand and $2.3 million in the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $4.0 million in the nine months ended September 30, 2022 and 2021, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $72.4 million and average net unrealized gains of $28.9 million in the three months ended September 30, 2022 and 2021, respectively, and includes an average net unrealized losses of $42.9 million and average net unrealized gains of $28.7 million in the nine months ended September 30, 2022 and 2021, respectively.
(4)    Includes nontaxable securities with average balances of $17.1 million and $19.5 million for the three months ended September 30, 2022 and 2021, respectively, and $18.6 million and $46.8 million in the nine months ended September 30, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 2.69% and 1.51% for the three months ended September 30, 2022 and 2021, respectively, and 3.67% and 2.09% for the nine months ended September 30, 2022 and 2021, respectively. In 2022 and 2021, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $41.9 million and $65.1 million for the three months ended September 30, 2022 and 2021, respectively, and $42.9 million and $58.0 million in the nine months ended September 30, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 3.48% and 2.37% for the three months ended September 30, 2022 and 2021, respectively, and 3.31% and 2.32% in the nine months ended September 30, 2022 and 2021, respectively. In 2022 and 2021, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(6) Excludes the allowance for loan losses.
(7)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(8)    Net interest margin is defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.
(9)    Calculated based upon the average balance of total noninterest bearing and interest bearing deposits.

Net interest income
Three Months Ended September 30, 2022 and 2021
In the three months ended September 30, 2022, net interest income was $69.9 million, an increase of $18.1 million, or 34.9%, from $51.8 million in the same period of 2021. This was mainly driven by: (i) an increase of 111 basis points in the yield on total interest earning assets, mainly loans, debt securities available for sale and held to maturity and interest earning deposits with banks; (ii) increases of $641.8 million, or 11.93%, and $133.3 million, or 130.0%, in the average balance of loans and debt securities held to maturity, respectively, and (iii) a decline of $307.9 million, or 19.8%, in the average balance of total time deposits. The increase in net interest income was partially offset by: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and FHLB advances, and (ii) the cost of the Subordinated Notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2022, which consisted of raising its benchmark rate by a total of 300 basis points year to date. Net interest margin was 3.61% in the three months ended September 30, 2022, an increase of 67 basis points from 2.94% in the three months ended September 30, 2021. See discussions further below for more details.
During the third quarter of 2022, the Company continued making efforts to increase its loan origination volumes. Also, in the third quarter of 2022, we continued seeking additional opportunities to improve NIM through: (i) purchases of single-family residential loans through Amerant Mortgage; (ii) continued purchases of consumer loans under indirect lending programs; (iii) originations of commercial loans and leases under a new white label equipment finance solution launched in the second quarter of 2022, and (iv) originations of consumer loans under a white-label program. In addition, during the third quarter of 2022, changes in deposit rates being managed on a case-by-case-basis curtailed increase in cost of deposits during the period.
The increase in the cost of FHLB advances in the three months ended September 30, 2022 is mainly attributable to changes in the composition of the Company’s outstanding FHLB advances beginning in the first quarter of 2022. In the first nine months of 2022, in light of the rising rate environment, the Company actively managed the duration of FHLB advances by: (i) repaying $530.0 million in callable FHLB advances, and (ii) borrowing $550.0 million in longer-term advances to extend the duration of this portfolio and lock-in fixed interest rates. In addition, in the three months ended September 30, 2022, the Company borrowed $150.0 million in fixed-rate FHLB advances to support loan growth during the period.

In the first quarter of 2022, we completed a private placement of $30 million of 4.25% fixed-to-floating rate subordinated notes due 2032. See discussions further below for more details on the subordinated notes.

Interest Income
Total interest income was $89.1 million in the three months ended September 30, 2022, an increase of $27.7 million, or 45.1%, compared to $61.4 million for the same period of 2021. This was primarily driven by a 111 basis points increase in the average yield on total interest earning assets, mainly driven by higher yields on loans, debt securities available for sale and held to maturity and interest earning deposits with banks. In addition, there were increases of $641.8 million, or 11.93%, and $133.3 million, or 130.0%, in the average balance of loans and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $111.4 million, or 9.1%, in the average balance of debt securities available for sale.

Interest income on loans in the three months ended September 30, 2022 was $76.8 million, an increase of $23.6 million, or 44.3%, compared to $53.2 million in the same period last year, primarily due to: (i) a 114 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $641.8 million, or 11.9%, in the average balance of loans. The increase in average yields and volumes also includes the effect of higher-yielding consumer loans purchased under indirect lending programs throughout 2021 and the first nine months of 2022. In addition, the increase in the average balance of loans includes higher average balances of single-family residential and commercial loans, and to a lesser extent, higher average balances of CRE loans. These results were partially offset by a decrease in prepayment penalties of $0.4 million in the third quarter of 2022 compared to the same period last year. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $8.4 million in the three months ended September 30, 2022, an increase of $1.3 million, or 18.8%, compared to $7.1 million in the same period of 2021. This was mainly due to an increase of 70 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $111.4 million, or 9.1%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout the first nine months of 2022. In the three months ended September 30, 2022, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $72.4 million compared to accumulated net unrealized gain of $28.9 million in the same period last year. As of September 30, 2022, corporate debt securities comprised 29.7% of the available-for-sale portfolio, down from 29.5% at September 30, 2021. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of September 30, 2022, floating rate investments represent 16.1% of our total investment portfolio compared to 11.1% at September 30, 2021. In addition, the overall duration increased to 5.0 years at September 30, 2022 from 3.7 years at September 30, 2021, which was mainly due to lower expected prepayment speeds recorded in our mortgage-backed securities portfolio in light of rising interest rates.
Interest income on debt securities held to maturity was $1.9 million in the three months ended September 30, 2022, an increase of $1.4 million, or 278.1%, compared to $0.5 million in the same period of 2021. This was mainly due to an increase of 127 basis points in average yields, primarily driven by higher market rates. In addition, there was an increase of $133.3 million, or 130.0% in the average balance of these securities.

Interest Expense
Interest expense was $19.2 million in the three months ended September 30, 2022, an increase of $9.6 million, or 100.6%, compared to $9.6 million in the same period of 2021. This was primarily due to: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and FHLB advances, and (ii) the cost of the subordinated notes issued in March 2022. In addition, there was an increase of $561.2 million, or 10.3%, in the average balance of total interest bearing liabilities, mainly interest bearing demand deposits. The increase in the average balance of total interest bearing liabilities was partially offset by a decline of $307.9 million, or 19.8%, in the average balance of total time deposits.

Interest expense on interest-bearing deposits was $13.3 million in the three months ended September 30, 2022, an increase of $7.0 million, or 111.9%, compared to $6.3 million for the same period of 2021. This was mainly driven by an increase of 50 basis points in the average rates paid on total deposits, and an increase of $473.9 million, or 10.4%, in their average balance. These results were partially offset by a decrease of $307.9 million, or 19.8%, in the average balance of total time deposits. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $0.6 million, or 11.0%, in the three months ended September 30, 2022 compared to the same period in 2021. This was mainly due to: (i) a decline of $307.9 million, or 19.8%, in the average balance, including a decrease of $80.7 million in the average balance of international time deposits. This decline was partially offset by an increase of 15 basis points in the average cost of total time deposits. The decline in the average balance of total time deposits include decreases of $197.1 million, $61.5 million and $49.3 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $7.6 million, or 793.6%, in the three months ended September 30, 2022 compared to the same period one year ago, mainly due to an increase of 77 basis points in the average costs on these deposits. In addition, there was an increase of $781.8 million, or 26.2% in the average balance of total interest bearing checking and savings accounts in the three months ended September 30, 2022 compared to the same period in 2021, mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers in the nine months ended September 30, 2022, and (iii) an increase of $41.3 million, or 2.0%, in the average balance of international accounts, including increases of $20.4 million, or 1.2%, and $20.9 million, or 5.5%, in personal and commercial accounts, respectively. These increases in average balances were partially offset by a decline of $79.5 million in the average balance of third-party interest-bearing domestic brokered deposits in the three months ended September 30, 2022 compared to the same period in 2021, as the Company continued to focus on reducing reliance on this source of funding.
Interest expense on FHLB advances increased $2.2 million, or 123.8%, in the three months ended September 30, 2022 compared to the same period of 2021, primarily driven by: (i) an increase of 95 basis points in the average rate paid on these borrowings, and (ii) an increase of $57.8 million, or 7.1%, in the average balance on this funding source. In May 2021, the Company completed the restructuring of $285 million of its fixed-rate FHLB advances and incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In each of the three months ended September 30, 2022 and 2021, we recognized $0.5 million, included as part of interest expense resulting from this amortization. Also, in the first quarter of 2022, we repaid $180 million in callable FHLB advances and borrowed $350.0 million in longer-term FHLB advances. In addition, during the second quarter of 2022, the Company repaid $350.0 million in FHLB callable advances and borrowed $200.0 million in long-term fixed advances to extend duration of this portfolio and lock-in fixed interest rates.Furthermore, in the three months ended September 30, 2022, the Company borrowed $150.0 million in fixed-rate FHLB advances to support loan growth during the period. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $285 million FHLB advances restructuring completed in May 2021.
On March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due on March 15, 2032. The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. In the three months ended September 30, 2022 interest expense on these subordinated notes was $0.4 million. See “Capital Resources and Liquidity Management” in this Form 10-Q for more information on the Subordinated Notes.
Nine Months Ended September 30, 2022 and 2021

In the nine months ended September 30, 2022, net interest income was $184.5 million, an increase of $35.1 million, or 23.5%, from $149.4 million in the same period of 2021. This was mainly driven by: (i) an increase of 67 basis points in the yield on total interest earning assets, mainly loans, debt securities available for sale and held to maturity and interest earnings deposits with banks; (ii) higher average balance of loans and debt securities held to maturity, and (iii) a decline of $60.4 million, or 1.05%, in the average balance of total interest bearing liabilities, mainly time deposits. The increase in net interest income was partially offset by: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and FHLB advances, and (ii) a decrease of $72.0 million, or 6.0%, in the average balance of debt securities available for sale. In addition, the nine months ended September 30, 2022 include the additional interest expense associated with subordinated notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of the aforementioned increase in the Federal reserve’s benchmark interest rate in 2022. Net interest margin was 3.36% in the nine months ended September 30, 2022, an increase of 55 basis points from 2.81% in the nine months ended September 30, 2021. See discussions further below for more details.

Interest Income

Total interest income was $225.4 million in the nine months ended September 30, 2022, an increase of $42.5 million, or 23.2%, compared to $182.9 million for the same period of 2021. This was primarily driven by a 67 basis points increase in the average yield on total interest earning assets, mainly driven by higher market rates on loans, debt securities available for sale and held to maturity and interest earning deposits with banks. In addition, there were increases of $191.0 million, or 3.5%, and $87.2 million, or 97.6%, in the average balance of loans and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $72.0 million, or 6.0%, in the average balance of debt securities available for sale.

Interest income on loans in the nine months ended September 30, 2022 was $194.6 million, an increase of $35.1 million, or 22.0%, compared to $159.6 million for the comparable period of 2021. This result was primarily due to a 69 basis points increase in average yields, mainly attributable to higher market rates as well as higher-yielding consumer loans purchased throughout 2021 and the first nine months of 2022. In addition, the increase in average yields includes the effect of an increase in prepayment penalties of $0.3 million in the nine months ended September 30, 2022 compared to the same period last year. Also, in the first nine months of 2022, there was an increase of $191.0 million, or 3.5%, in the average balance of loans compared to the same period in 2021, mainly attributable to: (i) purchases of consumer loans under indirect lending programs as discussed above; (ii) higher volumes of single-family residential loans; (iii) higher volumes of commercial loans primarily driven by our loan origination and cross-sale efforts during the first nine months of 2022. The increase in the average balance of loans was partially offset by: (i) a lower average balance of CRE loans, mainly driven by prepayments during the period, and (ii) the sale of and forgiveness of PPP loans and the sale of New York real estate loans during the period. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $23.4 million in the nine months ended September 30, 2022, an increase of $3.4 million, or 17.2%, compared to $19.9 million in the same period of 2021. This was mainly due to an increase of 54 basis points in average yields, primarily on lower prepayments and higher market rates. This was partially offset by a decrease of $72.0 million, or 6.0%, in the average balance of these securities. The decline in the average balance was due to prepayments and a decrease in carrying value due to market rates increasing throughout the first nine months of 2022. In the nine months ended September 30, 2022, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $42.9 million million compared to accumulated net unrealized gain of $28.7 million million in the same period last year.

Interest income on debt securities held to maturity was $3.6 million in the nine months ended September 30, 2022, an increase of $2.3 million, or 179.2%, compared to $1.3 million in the same period of 2021. This was mainly due to an increase of $87.2 million, or 97.6% in the average balance of these securities. In addition, there was an increase of 80 basis points in average yields, primarily driven by higher market rates.
Interest Expense
Interest expense was $40.9 million in the nine months ended September 30, 2022, an increase of $7.4 million, or 21.9%, compared to $33.6 million in the same period of 2021. This was primarily due to: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and FHLB advances, and (ii) the additional interest expense associated with the subordinated notes issued in March 2022. This was partially offset by: (i) a decrease of $60.4 million, or 1.05%, in the average balance of total interest bearing liabilities, mainly time deposits and FHLB advances, and (ii) a decline of 6 basis points in the average costs of customer time deposits.
Interest expense on interest-bearing deposits was $25.5 million in the nine months ended September 30, 2022, an increase of $3.4 million, or 15.3%, compared to $22.1 million for the same period of 2021. This increase was mainly driven by: (i) higher cost of total deposits, mainly interest bearing demand and money market deposit accounts, and (ii) an increase of $459.5 million, or 15.7%, in the average balance on interest bearing checking and savings accounts. This increase was partially offset by: (i) a decrease of $499.6 million, or 28.3%, in the average balance of total time deposits, and (ii) a decline of 6 basis points in the average cost of customer time deposits. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $5.5 million, or 28.9%, in the nine months ended September 30, 2022 compared to the same period in 2021. This was mainly due to: (i) a decline of $499.6 million, or 28.3%, in the average balance, including a decrease of $120.9 million in the average balance of international time deposits, and (ii) decline of 6 basis points in the average cost on customer time deposits. These declines were partially offset by increases of 19 basis points and 18 basis points in the average cost on brokered time deposits and online deposits, respectively. The decline in the average balance of total time deposits include decreases of $290.9 million, $140.8 million and $67.9 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $8.9 million, or 284.2%, in the nine months ended September 30, 2022 compared to the same period one year ago, mainly due to an increase of 33 basis points in the average costs of these instruments. In addition, there was an increase of $459.5 million, or 15.7% in the average balance of total interest bearing checking and savings accounts in the nine months ended September 30, 2022 compared to the same period in 2021, mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers in the nine months ended September 30, 2022, and (iii) an increase of $88.7 million, or 4.3%, in the average balance of international accounts, including increases of $56.8 million, or 3.3%, and $31.8 million, or 9.0%, in personal and commercial accounts, respectively. These increases in average balances were partially offset by a decline of $69.3 million in the average balance of third-party interest-bearing domestic brokered deposits in the nine months ended September 30, 2022 compared to the same period in 2021, as the Company continued to focus on reducing reliance on this source of funding.

Interest expense on FHLB advances increased $3.0 million, or 44.3%, in the nine months ended September 30, 2022 compared to the same period of 2021, mainly due to an increase of 50 basis points in the average rate paid on these borrowings. This increase was partially offset by a decline of $42.5 million, or 4.6%, in the average balance on this funding source which includes the effect of the repayment of $235.0 million of FHLB advances in the second quarter of 2021. In May 2021, the Company completed the restructuring of $285 million of its fixed-rate FHLB advances and incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In the nine months ended September 30, 2022 and 2021, we recognized $1.4 million and $0.7 million, respectively, included as part of interest expense resulting from this amortization. Additionally, in the first quarter of 2022, we repaid $180 million in callable FHLB advances and borrowed $350.0 million in longer-term FHLB advances. Furthermore, during the second quarter of 2022, the Company repaid $350.0 million in FHLB callable advances and borrowed $200.0 million in long-term fixed advances to extend duration of this portfolio and lock-in fixed interest rates. Lastly, in the third quarter of 2022, we borrowed $150.0 million in fixed-rate FHLB advances to support loan growth. The Company did not add new FHLB borrowings during the third quarter of 2021. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $285 million FHLB advances restructuring completed in May 2021.
Interest expense on subordinated notes was $0.8 million in the nine months ended September 30, 2022. We had no interest expense on subordinated notes in the nine months ended September 30, 2021. See “Capital Resources and Liquidity Management” in this Form 10-Q for more information on the Subordinated Notes.

Analysis of the Allowance for Loan Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Balance at the beginning of the period	$52,027	$104,185	$69,899	$110,902

Charge-offs
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	—	(9,274)	—	(9,274)
Single-family residential	—	—	(10)	(58)
Commercial	(99)	(7,102)	(7,979)	(9,025)
Consumer and others	(1,712)	(687)	(3,660)	(1,904)
	(1,811)	(17,063)	(11,649)	(20,261)

International Loans (1):
Single-family residential	—	—	(4)	—
Total Charge-offs	$(1,811)	$(17,063)	$(11,653)	$(20,261)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$12	$41	$26	$111
Single-family residential	36	43	146	122
Commercial	301	893	1,560	1,643
Consumer and others	2	59	134	211
	351	1,036	1,866	2,087
International Loans (2):
Commercial	142	281	579	653
Consumer and others	2	3	20	61
	144	284	599	714
Total Recoveries	$495	$1,320	$2,465	$2,801

Net charge-offs	(1,316)	(15,743)	(9,188)	(17,460)
Provision for (reversal of) loan losses	3,000	(5,000)	(7,000)	(10,000)
Balance at the end of the period	$53,711	$83,442	$53,711	$83,442
__________________
(1)    Primarily from Venezuela customers.
(2)    Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended September 30, 2022 and 2021
The Company recorded a provision for loan losses of $3.0 million in the three months ended September 30, 2022, compared to a release from the ALL of $5.0 million in the same period last year. During the third quarter of 2022, the provision for loan losses included: (i) $4.0 million due to loan growth; (ii) $0.7 million in additional reserves requirements for charge-offs; and (iii) $0.2 million due to upgrades, payoffs and pay-downs of non-performing loans and special mention loans. This was partially offset by $0.5 million due to recoveries, $0.3 million due to macroeconomic improvements, and a net of $1.1 million from other factors related to the COVID pandemic and the Hurricane further discussed below. The ALL release in the third of 2021 was primarily attributed to: (i) a release of approximately $2.0 million as a result of upgrades, payoffs and pay downs of non-performing loans and special mention loans, and (ii) a release of approximately $3.0 million due to the loan portfolio reduction and the decision to classify $219 million of New York CRE loans as available for sale in the third quarter of 2021.

In the three months ended September 30, 2022, we determined that we no longer needed the ALL associated with the COVID-19 pandemic, reflecting improved macro-economic conditions, partially offset by the impact of supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment. The ALL associated with the COVID pandemic was estimated at $2.7 million as of June 30, 2022. While most of the measures and restrictions enacted during the COVID pandemic have been lifted, and many businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s loan portfolio cannot be accurately predicted at this time.

Additionally, in late September 2022, the Hurricane impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. See - “Hurricane Ian in Our Company” for more information about the Hurricane. As of September 30, 2022, the estimated outstanding loan balances in the areas impacted by the Hurricane totaled approximately $300 million. Based on information currently available, the Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane. While the Company has identified an ALL of approximately $1.6 million as of September 30, 2022 to account for its initial estimate of probable credit losses pending to be identified in relation to the Hurricane, the Company has not currently identified any immediate significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company is in contact with the impacted borrowers and has been performing site visits as well. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the ALL currently estimable, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods.

During the three months ended September 30, 2022, charge-offs decreased $15.3 million, or 89.4%, compared to the same period of the prior year. In the three months ended September 30, 2022, charge-offs included: (i) $1.7 million related to multiple consumer loans, and (ii) $0.2 million in connection with two commercial loans. In the third quarter of 2021, charge-offs included: (i) $9.3 million related to two non-owner occupied loans, including $6.1 million related to a single-tenant loan in New York which is in process of foreclosure, and $3.2 million related to a loan in New York transferred to OREO in the third quarter of 2021, and (ii) $5.7 million in connection with a Miami-based U.S. coffee trader (“the Coffee Trader”). The ratio of net charge-offs over the average total loan portfolio held for investment was 0.09% in the third quarter of 2022, compared to 1.16% in the third quarter of 2021.

As of December 31, 2021, the Coffee Trader had an outstanding balance of approximately $9.1 million. In the second quarter of 2022, the Company collected a partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loans losses. Therefore, as of September 30, 2022, there were no outstanding balances associated with this loan relationship. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K, for more details on the Coffee Trader.
During the third quarter of 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months, to support current ALL levels. No additional loan loss reserves were deemed necessary as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.
Nine Months Ended September 30, 2022 and 2021
The Company released $7.0 million from the ALL in the nine months ended September 30, 2022, compared to $10.0 million in the same period last year. The ALL release in the first nine months of 2022 was primarily attributed to releases of: (i) $1.2 million as a result of improved macro-economic conditions; (ii) $4.2 million due to upgrades, payoffs and pay-downs of non-performing loans and special mention loans, (iii) $2.5 million due to recoveries, and iv) a net of $12.5 million from other factors related to the COVID pandemic and the Hurricane further discussed below. These releases from the ALL in the first nine months of 2022 were partially offset by $6.5 million in additional reserve requirements for charge-offs and $6.9 million in reserve requirements due to loan growth. The ALL release in the first nine months of 2021 was primarily attributable to: (i) a release of approximately $8.5 million due to improved macro-economic conditions and credit outlook, as the Florida and Texas economies continued to recover from the COVID-19 pandemic, and (ii) a release of approximately $7.3 million due to the loan portfolio reduction and the decision to classify $219 million of New York CRE loans as available for sale in the third quarter of 2021. These results were partially offset by a provision of approximately $5.8 million as a result of the net effect of upgrades and downgrades in the first nine months of 2021.

In the nine months ended September 30, 2022, we determined that we no longer needed the ALL associated with the COVID-19 pandemic, reflecting improved macro-economic conditions, partially offset by the impact of supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment. The ALL associated with the COVID pandemic was estimated at $14.1 million as of December 31, 2021. While most of the measures and restrictions enacted during the COVID pandemic have been lifted, and many businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s loan portfolio cannot be accurately predicted at this time.

Additionally, in late September 2022, the Hurricane impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. See - “Hurricane Ian in Our Company” for more information about the Hurricane. As of September 30, 2022, the estimated outstanding loan balances in the areas impacted by the Hurricane totaled approximately $300 million. Based on information currently available, the Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane. While the Company has identified an ALL of approximately $1.6 million as of September 30, 2022 to account for its initial estimate of probable credit losses pending to be identified in relation to the Hurricane, the Company has not currently identified any immediate significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company is in contact with the impacted borrowers and has been performing site visits as well. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the ALL currently estimable, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods.

During the nine months ended September 30, 2022, charge-offs decreased $8.6 million, or 42.5%, compared to the same period of the prior year. In the nine months ended September 30, 2022, charge-offs included: (i) $7.4 million related to four commercial loans, including $3.6 million related to the Coffee Trader and $2.5 million related to a nonaccrual loan paid off during the period, (ii) an aggregate of $3.7 million in consumer loans, and (iii) an aggregate of $0.5 million related to multiple smaller loans. In the nine months ended September 30, 2021, charge-offs included: (i) $9.3 million related to two non-owner occupied loans as discussed above; (ii) $5.7 million in connection with the loan relationship with the Coffee Trader, and (iv) an aggregate of $1.8 million of charge-offs related to consumer loans under indirect lending programs. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.22% in the nine months ended September 30, 2022, compared to 0.42% in the nine months ended September 30, 2021.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended September 30,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$4,629	29.0%	$4,303	32.0%	$326	7.6%
Brokerage, advisory and fiduciary activities	4,619	29.0%	4,595	34.2%	24	0.5%
Loan-level derivative income (1)	2,786	17.5%	454	3.4%	2,332	513.7%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	1,352	8.5%	1,369	10.2%	(17)	(1.2)%
Cards and trade finance servicing fees	622	3.9%	541	4.0%	81	15.0%
Securities (losses) gains, net (3)	1,508	9.5%	(54)	(0.4)%	1,562	(2,892.6)%
Derivative (losses) gains, net (4)	(95)	(0.6)%	—	—%	$(95)	N/M
Other noninterest income (5) (6)	535	3.2%	2,226	16.6%	(1,691)	(76.0)%
Total noninterest income	$15,956	100.0%	$13,434	100.0%	$2,522	18.8%

	Nine Months Ended September 30,				Change
	2022		2021		2022 over 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Deposits and service fees	$13,826	32.2%	$12,693	29.3%	$1,133	8.9%
Brokerage, advisory and fiduciary activities	13,654	31.8%	13,629	31.5%	25	0.2%
Loan-level Derivative income (1)	6,947	16.2%	1,979	4.5%	4,968	251.0%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	4,028	9.4%	4,093	9.5%	(65)	(1.6)%
Cards and trade finance servicing fees	1,720	4.0%	1,268	2.9%	452	35.7%
Loss on early extinguishment of FHLB advances, net	(712)	(1.7)%	(2,488)	(5.7)%	1,776	71.4%
Securities (losses) gains, net (3)	(325)	(0.8)%	3,857	8.9%	(4,182)	(108.4)%
Derivative losses, net (4)	(585)	(1.4)%	—	—%	(585)	NM
Other noninterest income (5) (6)	4,359	10.3%	8,300	19.1%	(3,941)	(47.5)%
Total noninterest income	$42,912	100.0%	$43,331	100.0%	$(419)	(1.0)%

___________
(1)    Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $1.8 million in the three months ended September 30, 2022 and $4.9 million and $0.2 million in the nine months ended September 30, 2022 and 2021, respectively, which are included as part of noninterest expenses under professional and other services fees. We had no expenses associated with derivative transactions with customers in the three months ended September 30, 2021.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3) Includes: (i) net gains on sale of debt securities of $22 thousand and $36 thousand in the three months ended September 30, 2021 and 2022, respectively, and $71 thousand and $4.2 million in the nine months ended September 30, 2022 and 2021, respectively, (ii) unrealized gains of $1.5 million and unrealized losses of $0.1 million in the three months ended September 30, 2022 and 2021, respectively, and unrealized losses of $0.4 million and $0.4 million in the nine months ended September 30, 2022 and 2021, respectively, related to the change in fair value of marketable equity securities not held for trading.
(4)    Net unrealized gains and losses related to uncovered interest rate caps with clients.
(5)    Includes mortgage banking revenue related to Amerant Mortgage of $0.1 million and $0.7 million in the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $0.8 million in the nine months ended September 30, 2022 and 2021, respectively, primarily consisting of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

(6)    Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from subleases was $0.7 million and $1.0 million in the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $2.3 million, in the nine months ended September 30, 2022 and 2021, respectively.
N/M Means not meaningful

Three Months Ended September 30, 2022 and 2021
Total noninterest income increased $2.5 million, or 18.8%, in the three months ended September 30, 2022, compared to the same period of 2021, mainly due to: (i) higher loan-level derivative income; (ii) net unrealized gains on marketable equity securities of $1.5 million in the three months ended September 30, 2022, and (iii) higher deposit and service fees. The decrease in noninterest income was partially offset by lower other noninterest income.

Loan-level derivative income increased $2.3 million, or 513.7%, in the three months ended September 30, 2022 compared to the same period in 2021, mainly driven by a higher volume of interest rate swap transactions with clients.

Deposits and service fees increased $0.3 million, or 7.6%, in the three months ended September 30, 2022 compared to the same period last year, primarily due to higher service charge fee income.

Other noninterest income decreased $1.7 million, or 76.0%, in the three months ended September 30, 2022 compared to the same period in 2021. Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the three months ended September 30, 2022 and 2021 rental income from subleases was $0.7 million and $1.0 million, respectively. In addition, in the third quarter of 2022 there was a decrease in mortgage banking income related to Amerant Mortgage of $0.6 million compared to the same period in 2021.

Amerant Mortgage continues to execute on its growth strategy. In the second quarter of 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022, due to two former principals surrendering their interest in Amerant Mortgage to the Company when they became full time employees of the Bank, and an additional $1 million capital contribution made by the Company to Amerant Mortgage in the second quarter of 2022. Total mortgage loans held for sale were $57.6 million as of September 30, 2022, compared to $14.9 million at December 31, 2021. The Company leveraged Amerant Mortgage’s business structure to originate and purchase single-family residential loans during the period. These actions contributed to higher loan volumes and NIM during the period.

Brokerage, advisory and fiduciary activities remained relatively flat in the three months ended September 30, 2022 compared to the same period last year, as an increase of $0.3 million in brokerage fees was partially offset by a decrease of $0.3 million in advisory and fiduciary fees. The increase in brokerage fees was mainly driven by higher fixed income trading revenues. The decrease in advisory fees is mainly the result of lower market valuations of AUM in our client’s advisory accounts.

Our AUM totaled $1.8 billion at September 30, 2022, a decrease of $409.8 million, or 18.5%, from $2.2 billion at December 31, 2021, primarily driven by lower market valuations, due to decreased valuations in equity and fixed income markets.

Nine Months Ended September 30, 2022 and 2021

Total noninterest income decreased $0.4 million, or 1.0%, in the nine months ended September 30, 2022 compared to the same period of 2021, mainly due to: (i) lower net gains on securities of $4.2 million, primarily due to lower gains on sale of debt securities available for sale; (ii) lower other noninterest income, and (iii) net unrealized losses on derivative valuation of $0.6 million in the nine months ended September 30, 2022 related to interest rate caps with clients. The decrease in noninterest income was partially offset by: (i) higher loan-level derivative income; (iii) lower losses on the early extinguishment of FHLB advances, which decreased $1.8 million in the period, and (iii) higher deposit and service fees. In the first nine months of 2022, the Company recorded a loss of $0.7 million on the early extinguishment of around $180.0 million of FHLB advances. In the first nine months of 2021, the Company recorded a loss of $2.5 million on the early extinguishment of around $235 million of FHLB advances.

Other noninterest income decreased $3.9 million, or 47.5%, in the nine months ended September 30, 2022 compared to the same period in 2021, mainly due to the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in the nine months ended September 30, 2021. This was partially offset by an increase in mortgage banking income related to Amerant Mortgage of $2.4 million in the nine months ended September 30, 2022 compared to same period last year. Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the nine months ended September 30, 2022 and 2021 rental income from subleases was $2.2 million and $2.3 million, respectively.

Loan-level derivative income increased $5.0 million, or 251.0%, in the nine months ended September 30, 2022 compared to the same period in 2021, mainly driven by a higher volume of interest rate swap transactions with clients.

Deposits and service fees increased $1.1 million, or 8.9%, in the nine months ended September 30, 2022 compared to the same period last year, primarily due to higher service charge fee income. In addition, we received higher wire transfer fees from increased activity in the nine months ended September 30, 2022.

Brokerage, advisory and fiduciary activities remained relatively flat in the nine months ended September 30, 2022 compared to the same period last year, as an increase of $0.3 million in brokerage fees was offset by an decrease of $0.3 million in advisory and fiduciary fees. The increase in brokerage fees was mainly driven by higher fixed income trading revenues. The decrease in advisory fees is mainly the result of lower market valuations of AUM in our client’s advisory accounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$30,109	53.7%	$29,053	60.0%	$1,056	3.6%
Occupancy and equipment (2) (3)	6,559	11.7%	4,769	9.9%	1,790	37.5%
Professional and other services fees (4) (5)	6,855	12.2%	4,184	8.6%	2,671	63.8%
Telecommunications and data processing	3,861	6.9%	3,810	7.9%	51	1.3%
Advertising expenses	2,066	3.7%	776	1.6%	1,290	166.2%
Depreciation and amortization (6)	1,481	2.6%	2,091	4.3%	(610)	(29.2)%
FDIC assessments and insurance	1,746	3.1%	1,626	3.4%	120	7.4%
Loans held for sale valuation reversal (7)	—	—%			—	NM
Other real estate owned valuation expense (8)	234	0.42%	—	—%	234	NM
Contract termination costs (9)	289	0.5%	—	—%	289	NM
Other operating expenses (10)	2,913	5.2%	2,095	4.3%	818	39.1%
Total noninterest expenses (11)	$56,113	100.0%	$48,404	100.0%	$7,709	15.9%

	Nine Months Ended September 30,				Change
	2022		2021		2022 vs 2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Salaries and employee benefits (1)	$90,724	50.6%	$86,276	60.3%	$4,448	5.2%
Occupancy and equipment (2) (3)	21,044	11.8%	14,599	10.2%	6,445	44.2%
Professional and other services fees (4) (5)	20,783	11.6%	12,661	8.8%	8,122	64.2%
Telecommunications and data processing	11,113	6.2%	11,052	7.7%	61	0.6%
Advertising Expenses	8,291	4.6%	1,919	1.3%	6,372	332.1%
Depreciation and amortization (6)	3,927	2.2%	5,749	4.0%	(1,822)	(31.7)%
FDIC assessments and insurance	4,668	2.6%	5,083	3.6%	(415)	(8.2)%
Loans held for sale valuation allowance (7)	159	0.1%	—	—%	159	NM
Other real estate owned valuation expense (8)	3,408	1.9%	—	—%	3,408	NM
Contract Termination Costs (9)	7,103	4.0%	—	—%	7,103	NM
Other operating expenses (10)	7,952	4.4%	5,815	4.1%	2,137	36.8%
Total noninterest expenses (11)	$179,172	100.0%	$143,154	100.0%	$36,018	25.2%
_______
(1)    In the three and nine month periods ended September 30, 2022, includes $0.4 million and $1.8 million, respectively, of severance expenses, mainly in connection with the restructuring of business lines and the elimination of certain support functions. In the three and nine month periods ended September 30, 2021, includes $0.3 million and $3.6 million of severance expenses, respectively, mainly in connection with the elimination of various support function positions in the third quarter of 2021 and departure of our COO and other actions in the first nine months of 2021.
(2)    In the nine months ended September 30, 2022 and 2021, includes ROU asset impairment charges of $1.6 million and $0.8 million, respectively, in connection with the closure of a branch in Pembroke Pines, Florida in 2022, and the close of our NY loan production office in 2021. In addition, in the nine months ended September 30, 2022, includes $47 thousand related to the lease termination of a branch in Fort Lauderdale, Florida in 2021.

(3) Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from subleases was $0.7 million and $1.0 million in the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $2.3 million, in the nine months ended September 30, 2022 and 2021, respectively.
(4) In the three months ended September 30, 2022, includes additional expenses of $1.0 million in connection with the Company’s transition to our new technology provider. In the nine months ended September 30, 2022, includes additional expenses of $2.4 million: including (i) $1.8 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.3 million in other expenses.
(5) Other services fees include expenses of $1.8 million in the three months ended September 30, 2022, and $4.9 million and $0.2 million in the nine months ended September 30, 2022 and 2021, respectively, in connection with our loan-level derivative income generation activities. We had no expenses in connection with our loan-level derivative income generation activities in the three months ended September 30, 2021. See “Noninterest income” for more details.
(6) In the three and nine month periods ended September 30, 2021, includes $0.5 million and $1.6 million, respectively, of depreciation expense associated with the Company’s previously owned headquarters building. No depreciation expense related to the headquarters building was recorded in the three and nine month periods ended September 30, 2022 as this property was sold and leased-back in the fourth quarter of 2021.
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
(11)    Includes $2.7 million and $2.1 million in the three months ended September 30, 2022 and 2021, respectively, and $9.8 million and $3.7 million in the nine months ended September 30, 2022 and 2021, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM Means not meaningful

Three Months Ended September 30, 2022 and 2021
Noninterest expense increased $7.7 million, or 15.9%, in the three months ended September 30, 2022 compared to the same period in 2021, mainly due to higher professional and other service fees, occupancy and equipment expenses, advertising expenses, salary and employee benefits and other operating expenses. In addition, in the third quarter of 2022, we incurred additional expenses of: (i) $0.3 million in connection with the termination of technology contracts resulting from the transition to FIS supported systems and applications, and (ii) $0.2 million in connection with changes in the estimated fair value and related disposition costs of an OREO property in New York. These increases were partially offset by lower depreciation and amortization expense.

Professional and other services fees increased $2.7 million, or 63.8%, in the three months ended September 30, 2022 compared to the same period last year. This increase was mainly driven by: (i) higher expenses in connection with our loan-level derivative income generation activities (derivative transactions with clients), and (ii) $1.0 million of consulting fees in connection with the Company’s transition to our new technology provider.

Occupancy and equipment costs increased $1.8 million, or 37.5%, in the three months ended September 30, 2022 compared to the same period last year, mainly driven by additional rent expense of $2.5 million associated with the previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the three months ended September 30, 2022 and 2021, rental income from subleases was $0.7 million and $1.0 million, respectively.

Advertising expenses increased $1.3 million, or 166.2%, in the three months ended September 30, 2022 compared to the same period last year, mainly as a result of the Company’s efforts to build brand awareness as well as account opening campaigns and different market efforts to drive or increase digital and branch traffic. These impactful campaigns include out-of-home advertising and various campaigns via social media and public relations. Additionally, in July 2022, we entered into a new multi-year agreement to become the official bank of the NBA’s Miami Heat. We also entered into a new multi-year agreement as a proud partner of the NHL’s Florida Panthers. We also continue to leverage other local partnerships with the University of Miami Athletics, United Way, and Habitat for Humanity.
Salaries and employee benefits increased $1.1 million, or 3.6%, in the three months ended September 30, 2022 compared to the same period one year ago, mainly by: (i) higher equity variable compensation in connection with the long term incentive program; (ii) higher bonus commissions; (iii) salary increases mainly in connection with new hires during the quarter, and late in the second quarter of 2022; (iv) higher non-equity variable compensation, and (v) higher severance expenses.These results were partially offset by decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts. At September 30, 2022, our FTEs were 681, a net decrease of 52 FTEs, or 7.1% compared to 733 FTEs at September 30, 2021. The 681 FTEs at September 30, 2022 include the new staff associated with Amerant Mortgage, which had 67 FTEs at September 30, 2022, compared to 52 FTEs at September 30, 2021. In the second quarter of 2022, the company rebalanced its workforce in the mortgage banking business in light of current market conditions. In addition, as a result of the Company’s agreement with FIS, there were 80 FTEs who moved to FIS effective in January 2022.

Other operating expenses increased $0.8 million, or 39.1%, in the three months ended September 30, 2022 compared to the same period last year, mainly driven by higher OREO real estate taxes and other smaller expenses.

Depreciation and amortization expenses decreased $0.6 million, or 29.2%, in the three months ended September 30, 2022 compared to the same period last year. This was mainly due to the absence of depreciation expense related to the Company’s previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In the three months ended September 30, 2021, the Company recorded $0.5 million of depreciation expense associated with the headquarters building.

Nine Months Ended September 30, 2022 and 2021

Noninterest expense increased $36.0 million, or 25.2%, in the nine months ended September 30, 2022 compared to the same period in 2021, mainly driven by professional and other services fees, occupancy and equipment costs, advertising expenses, salaries and employee benefits, and other operating expenses. Also, in the nine months ended September 30, 2022, the Company incurred additional expenses, including: (i) $7.1 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and (ii) a non-routine charge of $3.4 million resulting from changes in the estimated fair value and related disposition costs of one OREO property in New York. These increases were partially offset by lower depreciation and amortization expenses and FDIC assessments and insurance expenses.

Professional and other services fees increased $8.1 million, or 64.15%, in the nine months ended September 30, 2022 compared to the same period last year. This increase was mainly driven by: (i) higher expenses in connection with our loan-level derivative income generation activities (derivative transactions with clients); (ii) $1.7 million of consulting fees resulting from the Company’s transition to our new technology provider; (iii) higher expenses related to the onboarding of a new firm as a result of the outsourcing of the Company’s internal audit function late in the third quarter of 2021, and (iv) higher search and recruitment expenses.

Occupancy and equipment costs increased $6.4 million, or 44.2%, in the nine months ended September 30, 2022 compared to the same period last year, mainly driven by additional rent expense of $7.5 million associated with the previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In addition, in the first nine months of 2022, the Company recorded a lease impairment charge of $1.6 million related to the closure of a branch, in Pembroke Pines, Florida. These increases were partially offset by the absence of a lease impairment of $0.8 million in the first nine months of 2021 in connection with the closing of the New York LPO. Additionally, beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In the nine months ended September 30, 2022 and 2021 rental income from subleases was $2.2 million and $2.3 million, respectively.

Advertising expenses increased $6.4 million, or 332.1%, in the nine months ended September 30, 2022 compared to the same period last year, mainly as a result of the Company’s efforts to build brand awareness as well as account opening campaigns and different market efforts to drive or increase digital and branch traffic. These impactful campaigns include out-of-home advertising and various campaigns via social media and public relations. In addition, in July 2022, we entered into a new multi-year agreement to become the official bank of the NBA’s Miami Heat and we also entered into a new multi-year agreement as a proud partner of the NHL’s Florida Panthers. We continue to leverage other local partnerships with the University of Miami Athletics, United Way and Habitat for Humanity.

Salaries and employee benefits increased $4.4 million, or 5.2%, in the nine months ended September 30, 2022 compared to the same period one year ago, mainly due to: (i) higher non-equity variable compensation; (ii) higher equity variable compensation in connection with the long term incentive program; (iii) commissions paid primarily related to loan origination efforts in the mortgage banking area, and (iv) higher salaries and employee benefits in connection with new hires. These results were partially offset by: (i) lower severance expenses, as the first nine months of 2021 included $3.6 million of expenses in connection with the departure of the Company’s Chief Operating Officer and elimination of various support functions; and (ii) decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts. At September 30, 2022, our FTEs were 681, a net decrease of 52 FTEs, or 7.1% compared to 733 FTEs at September 30, 2021. The 681 FTEs at September 30, 2022 include the new staff associated with Amerant Mortgage, which had 67 FTEs at September 30, 2022, compared to 52 FTEs at September 30, 2021. In addition, as a result of the Company’s agreement with FIS, there were 80 FTEs who moved to FIS effective in January 2022.

Other operating expenses increased $2.1 million, or 36.8%, in the nine months ended September 30, 2022 compared to the same period last year. This includes increases in public relations/sponsorships expenses, mortgage lending cost related to Amerant Mortgage, OREO real estate taxes, other smaller expenses.
Depreciation and amortization expenses decreased $1.8 million, or 31.7%, in the nine months ended September 30, 2022 compared to the same period last year. This was mainly due to the absence of depreciation expense related to the Company’s previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In the nine months ended September 30, 2021, the Company recorded $1.6 million of depreciation expense associated with the headquarters building.

FDIC assessments and insurance expenses decreased $0.4 million, or 8.2%, in the nine months ended September 30, 2022 compared to the same period one year ago, mainly due to lower FDIC assessment rates.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	2022 vs 2021		2022	2021	2022 vs 2021
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$26,740	$21,851	$4,889	22.4%	$55,227	$59,538	($4,311)	(7.2)%
Income tax expense	$5,864	$5,454	$410	7.5%	$11,875	$13,537	($1,662)	(12.3)%
Effective income tax rate	21.93%	24.96%	(3.03)%	(12.1)%	21.50%	22.74%	(1.24)%	(5.5)%
Income tax expense increased to $5.9 million in the third quarter of 2022 from $5.5 million in the third quarter of 2021, mainly driven by higher income before income taxes in the third quarter of 2022 compared to the same period last year. Income tax expense decreased to $11.9 million in the first nine months of 2022 from $13.5 million in the first nine months of 2021, primarily due to a higher effective tax rate in the first nine months of 2021. The increase in effective tax rate in the first nine months of 2021, compared to the first nine months of 2022, was primarily driven by higher actual income before income taxes as well as a true-up of New York State and City tax expense.
As of September 30, 2022, the Company’s net deferred tax assets were $45.8 million, an increase of $34.5 million, or 305.2%, compared to $11.3 million as of December 31, 2021. This was mainly driven by an increase of $34.5 million in connection with $135.6 million in net unrealized holding losses on debt securities available for sale during the nine months ended September 30, 2022.

Financial Condition - Comparison of Financial Condition as of September 30, 2022 and December 31, 2021
Assets. Total assets were $8.7 billion as of September 30, 2022, an increase of $1.1 billion, or 14.4%, compared to $7.6 billion at December 31, 2021. This result was primarily driven by increases of: (i) $952.0 million, or 17.3% in total loans held for investment, net of the allowance for loan losses, and loans held for sale; (ii) $116.1 million, or 98.3% in debt securities held to maturity, and (iii) $67.9 million, or 73.4%, in other assets. These increases were partially offset by a decrease of $123.0 million, or 10.5% in debt securities available for sale. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Other assets were $160.4 million as of September 30, 2022, an increase of $67.9 million, or 73.4%, compared to $92.5 million at December 31, 2021, primarily driven by changes in the estimated fair value of derivative instruments as a result of changes in market interest rates during the period. See Note 11 to the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details on derivative instruments.

Cash and Cash Equivalents. Cash and cash equivalents increased to $302.1 million at September 30, 2022 from $274.2 million at December 31, 2021. At September 30, 2022, the Company’ cash and cash equivalents included restricted cash of $46.1 million, which was held primarily to cover margin calls on derivative transactions with certain brokers. There were no restricted cash balances at December 31, 2021.
Cash flows used in operating activities were $32.1 million in the nine months ended September 30, 2022, primarily driven by higher volume of originations of mortgage loans held for sale during the period.
Net cash used in investing activities was $1.0 billion during the nine months ended September 30, 2022, mainly driven by: (i) a net increase in loans of $927.5 million, and (ii) purchases of investment securities totaling $370.8 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $216.4 million, and (ii) proceeds from loan sales of $76.6 million.
In the nine months ended September 30, 2022, net cash provided by financing activities was $1.1 billion. These activities included: (i) a net increase of $908.7 million in total demand, savings and money market deposit balances; (ii) net proceeds from FHLB advances of $169.3 million; (iii) a net increase of $48.6 million in time deposits, and (iv) net proceeds from the issuance of subordinated notes of $29.1 million. These proceeds were partially offset by: (i) an aggregate $72.1 million in connection with the repurchase of shares of Class A common stock under stock repurchase programs launched in 2021 and in 2022, and (ii) $9.2 million of dividends declared and paid by the Company in the first nine months of 2022. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances, issuance of subordinated notes and the stock repurchase programs launched in 2021 and 2022.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2022	December 31, 2021
(in thousands, except percentages)
Total loans, gross (1)	$6,503,359	$5,567,540
Total loans, gross / total assets	74.4%	72.9%

Allowance for loan losses	$53,711	$69,899
Allowance for loan losses / total loans held for investment, gross (1) (2)	0.83%	1.29%

Total loans, net (3)	$6,449,648	$5,497,641
Total loans, net / total assets	73.8%	72.0%
_______________
(1)    Total loans, gross are outstanding loans principal balance, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, as well as unamortized premiums paid on purchased loans, excluding the allowance for loan losses. At December 31, 2021, the Company had $143.2 million in loans held for sale carried at the lower of cost or estimated fair value. In the third quarter of 2022, these loans held for sale were transferred to the loans held for investment category, therefore, there were no loans held for sale carried at the lower of cost or estimated fair value at September 30, 2022. In addition, at September 30, 2022 and December 31, 2021, there were $57.6 million and $14.9 million, respectively, in loans held for sale carried at fair value in connection with Amerant Mortgage’s ongoing business.
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

(in thousands)	September 30, 2022	December 31, 2021
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,600,281	$1,540,590
Multi-family residential	779,456	514,679
Land development and construction loans	300,476	327,246
	2,680,213	2,382,515
Single-family residential (1)	921,147	586,783
Owner occupied	992,948	962,538
	4,594,308	3,931,836
Commercial loans (2)	1,186,494	942,781
Loans to depository institutions and acceptances (3)	13,271	13,710
Consumer loans and overdrafts (4) (5)	574,975	421,471
Total Domestic Loans	6,369,048	5,309,798

International Loans:
Real Estate Loans
Single-family residential (6)	57,527	74,556
Commercial loans	17,282	22,892
Consumer loans and overdrafts (7)	1,911	2,194
Total International Loans	76,720	99,642
Total Loans held for investment	$6,445,768	$5,409,440

__________________
(1)    As of September 30, 2022 and December 31, 2021, includes around $150.6 million and $23.9 million, respectively, in single-family residential loans purchased by the Company through Amerant Mortgage.
(2)    As of September 30, 2022, includes around $31.7 million in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(3)    Mostly comprised of loans secured by cash or U.S. Government securities.
(4)    Includes customers’ overdraft balances totaling $2.0 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively.
(5)    Includes indirect lending loans purchased with an outstanding balance of $496.6 million and $297.0 million at September 30, 2022 and December 31, 2021, respectively. In addition, as of September 30, 2022, includes $6.3 million in consumer loan originated under a white-label program. As of September 30, 2022 and December 31, 2021, the outstanding balance of indirect lending loans includes unamortized premiums paid of $16.2 million and $9.1 million, respectively.
(6)    Secured by real estate properties located in the U.S.
(7)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at September 30, 2022 and December 31, 2021 is depicted in the following table:

(in thousands)	September 30, 2022	December 31, 2021
Retail (1)	$747,065	$751,202
Multifamily	779,456	514,679
Office space	358,804	361,921
Land and construction	300,476	327,246
Hospitality	264,708	241,336
Industrial and warehouse	126,600	100,001
Specialty (2)	103,104	86,130
Total CRE (3)	$2,680,213	$2,382,515
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
(3)     Includes loans held for investment in the NY loan portfolio, which were $345 million at September 30, 2022 and $346.3 million at December 31, 2021. During the three months ended September 30, 2022, the Company reclassified all loans in the NY loans portfolio previously classified as loans held for sale at the lower of cost or fair value, to loans held for investment.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	September 30, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$—	$110,271
Multi-family residential	—	31,606
	—	141,877
Owner occupied	—	1,318
Total real estate loans	—	143,195
Total loans held for sale at the lower of cost or fair value	—	143,195

Loans held for sale at fair value (1)
Land development and construction loans	5,560	—
Single-family residential	52,031	14,905
Total loans held for sale at fair value	57,591	14,905
Total loans held for sale (2)	$57,591	$158,100
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status as of September 30, 2022 and December 31, 2021.

In 2021, in connection with the closing of our former NYC LPO, the Company elected to market and sell a portion of the loan portfolio held for investment to shorten duration and significantly reduce the number of loans being serviced. Therefore, in 2021, the Company classified certain New York real estate loans as held for sale carried at the lower of cost or estimated fair value. These loans had been previously carried at their original cost. During the first nine months of 2022, the Company sold $57.3 million of these loans at their par value, and collected approximately $20 million in full or partial satisfaction of these loans. In the third quarter of 2022, the Company transferred the remaining balance of these loans held for sale of around $66 million to the loans held for investment portfolio, as we now have the intent and ability to hold these loans until maturity or repayment. portfolio. Therefore, at September 30, 2022, there were no loans held for sale carried at the lower of cost or estimated fair value compared to $143.2 million at December 31, 2021.
There were no CRE loans carried at the lower of cost or estimated fair value at as of September 30, 2022. As of December 31, 2021, CRE loans held for sale carried at the lower of cost or estimated fair value include $85.4 million in the retail segment, $31.6 million in the multifamily segment, and $25.0 million in the office segment.

During May 2021, Amerant Mortgage started taking loan applications. It also acquired an Idaho-based mortgage operation which allows it to operate its mortgage business nationally with direct access to important federal housing agencies. At September 30, 2022 and December 31, 2021, there were $57.6 million and $14.9 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value.

As of September 30, 2022, total loans, including loans held for sale, were $6.5 billion, up $935.8 million, or 16.8%, compared to December 31, 2021. Domestic loans increased $958.7 million, or 17.5%, as of September 30, 2022, compared to December 31, 2021. The increase in total domestic loans includes net increases of $371.5 million, or 61.7%, $243.7 million, or 25.9%, $161.4 million, or 6.4% and $153.5 million, or 36.4%, in domestic single-family residential loans, commercial loans, CRE loans, and consumer loans, respectively. The increase in our domestic loan portfolio in the first nine months of 2022 includes the effect of: (i) originations of CRE and single-family residential loans (ii) origination and cross-sale efforts of commercial loans; (ii) loan purchases of approximately $345 million under indirect consumer lending programs; (iii) around $132 million of single-family residential loans purchased by the Company through its subsidiary Amerant Mortgage; (iv) $31.5 million of commercial loans originations through a new white label equipment financing solution launched in the second quarter of 2022; and (v) originations of consumer loans of around $6.3 million through a new white-label program launched in the third quarter of 2022. These results were partially offset by loan prepayments during the period.

In the three and nine months ended September 30, 2022, the Company has added approximately $186.4 million and $297.9 million, respectively, in single-family residential loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

As of September 30, 2022, loans under syndication facilities, including loans held for investment and held for sale, were $335.8 million, a decline of $53.2 million, or 13.7%, compared to $389.0 million at December 31, 2021. This decline was primarily driven by payoffs totaling $53.4 million in connection with two CRE construction loans. As of September 30, 2022, syndicated loans that financed highly leveraged transactions were $9.2 million, or 0.1%, of total loans, compared to $17.1 million, or 0.3%, of total loans as of December 31, 2021.

Loans to international customers, primarily from Venezuela and other customers in Latin America, decreased $22.9 million, or 23.0%, in the nine months ended September 30, 2022, mainly driven by a $14.6 million in residential loan payoffs from Venezuelan borrowers, $5.6 million decrease in commercial loans, and $0.3 million in consumer loans.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2022		December 31, 2021
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$50,012	0.6%	$64,636	0.9%
Other (3)	26,708	0.3%	35,006	0.4%
Total	$76,720	0.9%	$99,642	1.3%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $7.9 million and $21.1 million as of September 30, 2022 and December 31, 2021, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $50.0 million and $64.6 million as of September 30, 2022 and December 31, 2021, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	September 30, 2022				December 31, 2021
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela (1)	$3,790	$1,017	$45,205	$50,012	$961	$4,987	$58,688	$64,636
Other (2)	3,052	16,223	7,433	26,708	416	14,690	19,900	35,006
Total (3)	$6,842	$17,240	$52,638	$76,720	$1,377	$19,677	$78,588	$99,642
_________________
(1)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $50.0 million and $64.6 million as of September 30, 2022 and December 31, 2021, respectively.
(2)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.
(3)    Consists of outstanding principal amounts, net of cash collateral, cash equivalents or other financial instruments totaling $7.9 million and $21.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022		December 31, 2021
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$17,147	41.1%	$17,952	43.5%
Commercial	29,124	37.3%	38,616	38.7%
Financial institutions	—	0.2%	41	0.3%
Consumer and others (1)	6,773	20.2%	11,762	15.7%
	53,044	98.8%	68,371	98.2%

International Loans (2)
Commercial	246	0.3%	363	0.4%
Financial institutions	—	—%	1	—%
Consumer and others (1)	421	0.9%	1,164	1.4%
	667	1.2%	1,528	1.8%

Total Allowance for Loan Losses	$53,711	100.0%	$69,899	100.0%
% of Total Loans held for investment	0.83%		1.29%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

In the nine months ended September 30, 2022, the changes in the allocation of the ALL were primarily attributed to improved macro-economic conditions, criticized loans upgrades, payoffs and pay-downs, sales of non-performing loans and recoveries. This was partially offset by additional reserve requirements for charge-offs, commercial, CRE and consumer loan growth and loans downgrades during the period.

In the nine months ended September 30, 2022, we determined that we no longer needed the ALL associated with the COVID-19 pandemic, reflecting improved macro-economic conditions, partially offset by the impact of supply chain disruptions, inflationary pressures and labor shortages prevalent in the current economic environment. The ALL associated with the COVID pandemic was estimated at $14.1 million as of December 31, 2021. While most of the measures and restrictions enacted during the COVID pandemic have been lifted, and many businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s loan portfolio cannot be accurately predicted at this time.

Additionally, in late September 2022, the Hurricane impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. See - “Hurricane Ian in Our Company” for more information about the Hurricane. As of September 30, 2022, the estimated outstanding loan balances in the areas impacted by the Hurricane totaled approximately $300 million. Based on information currently available, the Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane. While the Company has identified an ALL of approximately $1.6 million as of September 30, 2022 to account for its initial estimate of probable credit losses pending to be identified in relation to the Hurricane, the Company has not currently identified any immediate significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company is in contact with the impacted borrowers and has been performing site visits as well. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the ALL currently estimable, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods.

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

	September 30, 2022	December 31, 2021
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$—	$7,285
Single-family residential	1,339	3,349
Owner occupied	6,357	8,665
	7,696	19,299
Commercial loans (2) (3)	9,715	28,440
Consumer loans and overdrafts	940	251
Total Domestic	18,351	47,990

International Loans: (4)
Real Estate Loans
Single-family residential	126	1,777
Consumer loans and overdrafts	7	6
Total International	133	1,783
Total Non-Accrual Loans	$18,484	$49,773

Past Due Accruing Loans (5)
Domestic Loans:
Real Estate Loans
Single-family residential	$4	$—
Commercial	245	—
Consumer loans and overdrafts	7	8
Total Domestic	256	8

Total Past Due Accruing Loans	256	8

Total Non-Performing Loans	$18,740	$49,781
Other Real Estate Owned	6,312	9,720
Total Non-Performing Assets	$25,052	$59,501
__________________
(1)    Includes loan modifications that met the definition of TDRs which may be performing in accordance with their modified loan terms. As of June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, non-performing TDRs include $8.3 million, $8.6 million, $9.1 million and $9.3 million, respectively, in a multiple loan relationship to a South Florida borrower. In the third quarter of 2022, this loan relationship with upgraded and placed back in accrual status.
(2)    As of December 31, 2021, includes $9.1 million in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for loan losses as result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021. Furthermore, In the third quarter of 2022, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loans losses. Therefore, as of September 30, 2022, there were no outstanding balances associated with this loan relationship.
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

At September 30, 2022, non-performing assets decreased $34.4 million, or 57.9%, compared to December 31, 2021. This was primarily driven by: (i) loan payoffs and net pay downs totaling $23.8 million, including $16.2 million related to three commercial loans, $2.4 million related to two owner occupied loans, $1.8 million related to two consumer loans included in a loan relationship with a South Florida borrower in the construction industry, $0.9 million related to one single-family residential loan and a total of $2.5 million related to smaller loans; (ii) loans sales totaling $12.9 million, including $11.6 million related to two non-owner occupied loans and a total of $1.3 million related to multiple single-family residential loans; (iii) total charge-offs against the ALL of $11.3 million, including $6.1 million related to two commercial nonaccrual loans paid off during the period, $1.8 million related to multiple commercial loans and an aggregate $3.4 million related to multiple consumer loans; (iv) loans placed back in accrual status totaling $8.5 million, mainly related to a multiple loan relationship with a South Florida borrower, and (v) a decrease of $3.4 million resulting from the changes in the estimated fair value and related disposition of an OREO property in New York. These decreases were partially offset by the placement in non accrual status of loans totaling $25.4 million, including: (i) a commercial loan relationship with a South Florida borrower in the construction industry totaling $11.2 million, including a commercial loan of $5.0 million, two non-owner occupied loans totaling $2.4 million, an owner occupied loan of $2.1 million, and two consumer loans totaling $1.8 million which were subsequently paid-off during the period; (ii) one non-owner occupied loan of $5.7 million which was among the loans sold during the period; (iii) one commercial loan of $2.9 million, and (iv) an aggregate of $5.5 million in smaller loans.

We recognized no interest income on non accrual loans during the nine months ended September 30, 2022 and 2021.

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

In the second quarter of 2022, in connection with the loan relationship with the Coffee Trader, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for loans losses. Therefore, as of September 30, 2022 there were no outstanding balances associated with this loan relationship.

There were $8.5 million in loans which were placed back in accrual status in 2022, mainly in connection with a multiple loan relationship with a South Florida borrower totaling $8.1 million at the time of transfer from nonaccrual to accrual status. As a result, the Company will recognize, as an adjustment to the yield, $1.5 million for the remaining average maturity of these loans of 8 years.

In October 2022, the Company sold an OREO property in New York at its carrying value of $6.1 million. This transaction had no impact on the Company’s consolidated result of operations. In the nine months ended September 30, 2022, we recorded an expense of $3.4 million in connection with changes in the estimated fair value and related disposition costs of this property. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on this OREO property.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2022				December 31, 2021
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$37,364	$—	$—	$37,364	$34,205	$5,890	$1,395	$41,490
Single-family residential	—	1,717	—	1,717	—	5,221	—	5,221
Owner occupied	—	6,445	—	6,445	7,429	8,759	—	16,188
	37,364	8,162	—	45,526	41,634	19,870	1,395	62,899
Commercial loans (2)	1,800	10,942	3	12,745	32,452	20,324	9,497	62,273
Consumer loans and overdrafts	—	947	—	947	—	270	—	270
	$39,164	$20,051	$3	$59,218	$74,086	$40,464	$10,892	$125,442
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

Classified loans, which includes substandard and doubtful loans, totaled $20.1 million at September 30, 2022, compared to $51.4 million at December 31, 2021. This decrease of $31.3 million, or 61.0%, compared to December 31, 2021, was primarily driven by:(i) loan payoffs and net pay downs totaling $24.1 million, including $16.2 million related to three commercial loans, $2.4 million related to two owner occupied loans, $1.8 million related to two consumer loans included in a loan relationship with a South Florida borrower in the construction industry, $0.9 million related to one single-family residential loan and a total of $2.8 million related to smaller loans; (ii) loans sales totaling $12.9 million, including $11.6 million related to two non-owner occupied loans and a total of $1.3 million related to multiple single-family residential loans; (iii) total charge-offs against the ALL of $11.3 million, including $6.1 million related to two commercial nonaccrual loans paid off during the period, $1.8 million related to multiple commercial loans and an aggregate $3.4 million related to multiple consumer loans, and (iv) loans placed back in accrual status totaling $8.5 million, mainly related to a multiple loan relationship with a South Florida borrower, These decreases were partially offset by the placement in non accrual status of loans totaling $25.4 million, including: (i) a commercial loan relationship with a South Florida borrower in the construction industry totaling $11.2 million, including a commercial loan of $5.0 million, two non-owner occupied loans totaling $2.4 million, an owner occupied loan of $2.1 million, and two consumer loans totaling $1.8 million which were subsequently paid-off during the period; (ii) one non-owner occupied loan of $5.7 million which was among the loans sold during the period; (iii) one commercial loan of $2.9 million, and (iv) an aggregate of $5.5 million in smaller loans.

Special mention loans as of September 30, 2022 totaled $39.2 million, a decrease of $34.9 million, or 47.1%, from $74.1 million as of December 31, 2021.This decrease was primarily due to: (i) a total decrease of $42.2 million due to upgrades, including one non-owner occupied loan of $24.9 million and two commercial loans totaling $17.2 million; (ii) paydowns/payoffs totaling $24.2 million, including one commercial loan of $13.3 million, one owner-occupied loan of $7.4 million, and one non-owner occupied loan of $2.6 million. In addition, there were loans further downgraded to classified totaling $8.1 million, including: (i) an owner-occupied loan of $2.3 million, initially classified as special mention during the period, and (ii) a non-owner occupied loan of $5.7 million which was subsequently sold during the period. These decreases were partially offset by downgrades to special mention totaling $31.3 million, including: (i) one non-owner occupied loan of $29.0 million, and (ii) the $2.3 million owner occupied loan mentioned above. Also, there was a non-owner occupied loan of $8.4 million that had been identified as a loan with potential weakness since 2021. This loan was previously presented as part of loans held for sale carried at the lower of cost or fair value. which was reclassified to loans held for investment during the third quarter of 2022. All special mention loans remained current at September 30, 2022.

On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first nine months of 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. As of March 31, 2022, there were no loans under the deferral and/or forbearance periods. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance periods consisting of two CRE retail loans in New York. During the first quarter of 2022, the renewal of those two CRE retail loans in New York was completed. All loans that have moved out of forbearance status have resumed regular payments, except for one CRE loan of $12.1 million that was transferred to OREO during the third quarter of 2021. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures are not considered TDRs. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for more details on the $12.1 million loan transferred to OREO in 2021.

While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2022 and December 31, 2021, are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Real estate loans
Commercial real estate (CRE)
Land development and construction loans	$—	$94
Single-family residential	249	95
Owner occupied	88	—
	337	189
Commercial loans	1,229	1,380
Loans to depository institutions and acceptances		—
Consumer loans and overdrafts (1)	—	13
	$1,566	$1,582
__________
(1) Corresponds to international consumer loans.

At September 30, 2022, total potential problem loans remained relatively flat compared to December 31, 2021. This was mainly due to the paydown of one commercial loan of $0.2 million, offset by the addition of one single-family residential loan of $0.2 million.

The Company will no longer be deemed an EGC effective as of December 31, 2022. Therefore, adoption of the pending new accounting guidance on CECL, will be required on the Company’s consolidated financial statements as of and for the reporting period ending that date, with retroactive application as of January 1, 2022, the beginning of the adoption period. Under the new models under CECL, credit losses are calculated based on estimated assumptions over the estimated life of financial assets and will include the impact of forecasted economic conditions. Based on preliminary modeling results, upon adoption of CECL, the Company expects to recognize an increase in the allowance for credit losses (“ACL”) as of January 1, 2022, the beginning of the reporting period of adoption, which is currently estimated to range from $15 million to $20 million, with a corresponding after tax cumulative effect adjustment to retained earnings. Additionally, the Company will record the final impact of CECL in the Company’s previous credit loss estimates recorded during each of the quarters in the year ending December 31, 2022 as an adjustment to its ACL in the Company’s consolidated balance sheet as of December 31, 2022, and an addition to credit loss provision in the Company’s consolidated statement of income for the year then ended. The final impact of CECL is subject to further refinement based on continuing reviews of the model, testing and validation of credit loss estimation techniques; the composition of the Company’s loan and debt securities portfolios; and current and forecasted macroeconomic conditions. See Note 1 to the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details on the pending adoption of CECL by the Company.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2022 and December 31, 2021. The book value for debt securities classified as available for sale, equity securities and trading securities, represents fair value, and the book value for debt securities classified as held to maturity represents amortized cost.

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt	$395,439	29.3%	$450,773	33.6%
Corporate debt (1) (2)	312,117	23.1%	357,790	26.7%
U.S. government agency debt	337,288	24.9%	361,906	27.0%
Collateralized loan obligations	4,790	0.4%	—	—%
U.S. Treasury debt	995	0.1%	2,502	0.2%
Municipal bonds	1,700	0.1%	2,348	0.2%
	$1,052,329	77.9%	$1,175,319	87.7%

Debt securities held to maturity (3)	$234,317	17.3%	$118,175	8.8%

Equity securities with readily determinable fair value not held for trading	$12,232	0.9%	$252	—%

Trading securities	$112	—%	—	—%

Other securities (4):	$53,792	3.9%	$47,495	3.5%
	$1,352,782	100.0%	$1,341,241	100.0%
__________________
(1)    As of September 30, 2022 and December 31, 2021 corporate debt includes $9.4 million and $12.5 million, respectively, in “investment-grade” quality debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at September 30, 2022, and from Canada and Japan in three different sectors at December 31, 2021. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of September 30, 2022 and December 31, 2021, debt securities in the financial services sector issued by domestic corporate entities represent 2.7% and 3.1% of our total assets, respectively.
(3)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
(4)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of September 30, 2022, total securities increased by $11.5 million, or 0.9%, to $1.4 billion compared to December 31, 2021. The increase in the nine months ended September 30, 2022 was mainly driven by purchases of $370.8 million, primarily debt securities available for sale and held to maturity. This was partially offset by: (i) maturities, sales and calls totaling $216.4 million, primarily debt securities available for sale, and (ii) net unrealized holding losses on debt securities available for sale of $135.6 million attributable to increases in market interest rates during the period.

Debt securities available for sale had net unrealized holding losses of $120.1 million and net unrealized holding gains of $0.2 million at September 30, 2022 (December 31, 2021 - net unrealized holding losses $5.7 million and net unrealized holding gains of $21.5 million). During the nine months ended September 30, 2022, the Company recorded net unrealized holding losses of $135.6 million which are included in accumulated other comprehensive (loss) income for the period. This was attributable to increases in market interest rates during the period which translated into a decline in the estimated fair value of debt securities markets. The Company considers these securities are not other-than-temporarily impaired because the decline in their estimated fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. Additionally, the Company does not intend to sell these debt securities and it considers that it is more likely than not that it will not be required to sell the securities before their anticipated recovery. See Note 3 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for more details on the composition of the Company’s investment portfolio.
The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2022 and December 31, 2021. Similar to the table above, the book value for securities available for sale, equity securities and trading securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost.

September 30, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$395,439	3.03%	$35	6.58%	$11,127	2.47%	$38,151	3.05%	$346,126	3.05%	$—	—%
Corporate debt-domestic	302,721	3.79%	9,091	3.46%	59,654	3.45%	214,986	3.86%	18,990	4.25%	—	—%
U.S. Government agency debt	337,288	2.78%	75	3.96%	3,063	2.86%	8,864	3.33%	325,286	2.76%	—	—%
Municipal bonds	1,700	2.61%	—	—%	—	—%	355	2.18%	1,345	2.72%	—	—%
Corporate debt-foreign	9,396	3.64%	—	—%	—	—%	9,396	3.64%	—	—%	—	—%
Collateralized loan obligations	4,790	5.44%	—	—%	—	—%	—	—%	4,790	5.44%	—	—%
U.S. treasury securities	995	1.33%	995	1.33%	—	—%	—	—%	—	—%	—	—%
	$1,052,329	3.16%	$10,196	3.27%	$73,844	3.28%	$271,752	3.72%	$696,537	2.93%	$—	—%

Debt securities held to maturity	$234,317	3.37%	$6,440	2.50%	$13,236	2.90%	$214,641	3.42%	$—	—%	$—	—%

Equity securities with readily determinable fair value not held for trading	12,232	—%	—	—	—	—	—	—	—	—	12,232	—%

Trading securities	112	5.91%	—	—	112	5.91	—	—%	—	—	—	—%

Other securities	$53,792	4.59%	$—	—%	$—	—%	$—	—%	$—	—%	$53,792	4.59%
	$1,352,782	3.23%	$16,636	2.97%	$87,192	3.22%	$486,393	3.59%	$696,537	2.93%	$66,024	3.74%

December 31, 2021
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$450,773	2.51%	$3,613	1.76%	$36,223	2.47%	$45,879	3.39%	$365,058	2.41%	$—	—%
Corporate debt-domestic	345,262	3.40%	25,539	2.65%	76,052	2.59%	222,739	3.69%	20,932	4.11%	—	—%
U.S. Government agency debt	361,906	2.41%	52	4.54%	4,700	2.41%	9,617	2.00%	347,537	2.42%	—	—%
Municipal bonds	2,348	2.55%	—	—%	—	—%	486	2.08%	1,862	2.67%	—	—%
Corporate debt-foreign	12,528	3.43%	1,000	1.06%	—	—%	11,528	3.64%	—	—%	—	—%
U.S. treasury securities	2,502	0.34%	2,502	0.34%	—	—%	—	—%	—	—%	—	—%
	$1,175,319	2.75%	$32,706	2.33%	$116,975	2.55%	$290,249	3.58%	$735,389	2.46%	$—	—%

Debt securities held to maturity	$118,175	2.52%	$—	—%	$9,343	2.48%	$11,189	2.92%	$97,643	2.48%	$—	—%

Equity securities with readily determinable fair value not held for trading	252	—%	—	—	—	—	—	—	—	—	252	—%

Other securities	$47,495	4.17%	$—	—%	$—	—%	$—	—%	$—	—%	$47,495	4.17%
	$1,341,241	2.78%	$32,706	2.33%	$126,318	2.54%	$301,438	3.56%	$833,032	2.47%	$47,747	4.15%

The investment portfolio’s weighted average effective duration was 5.0 years at September 30, 2022 and 3.6 years at December 31, 2021. The increase in duration was mainly due to actual and expected lower prepayments in our mortgage-backed securities portfolio related to the increase in interest rates in the nine months ended September 30, 2022.

Liabilities
Total liabilities were $8.0 billion at September 30, 2022, an increase of $1.2 billion, or 18.2%, compared to December 31, 2021. This was primarily driven by net increases of: (i) $957.3 million, or 17.0%, in total deposits, mainly due to an increase in interest bearing demand deposits; (ii) the issuance of $30 million of 4.25% fixed-to-floating subordinated notes due in 2032 in the first quarter of 2022, and (iii) a net increase of $171.4 million, or 21.2%, in FHLB advances, including the addition of $730.0 million of advances, primarily long-term fix-rate, which were partially offset by the repayment of $560.7 million of these borrowings in the first nine months of 2022. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes of FHLB advances, total deposits and subordinated notes.
Other liabilities were $181.7 million as of September 30, 2022, an increase of $75.3 million, or 70.7%, compared to $106.4 million at December 31, 2021, primarily driven by changes in the estimated fair value of derivative instruments. See Note 11 to the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details on these derivative instruments.
Deposits
Total deposits were $6.6 billion at September 30, 2022, an increase of $957.3 million, or 17.0%, compared to December 31, 2021. The increase in deposits in the nine months ended September 30, 2022 was mainly due to a net increase of $908.7 million, or 21.2%, in core deposits, including increases of: (i) $639.6 million, or 42.4%, in interest bearing transaction accounts, primarily due to new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers during the period; (ii) $135.7 million, or 11.5%, in noninterest bearing transaction accounts, and (iii) $133.4 million, or 8.3%, in savings and money market deposit accounts. In addition, there was an increase of $48.6 million, or 3.6%, in time deposits, primarily driven by an increase of $170.7 million, or 58.9%, in brokered time deposits. The increase in time deposits in the first nine months of 2022 was partially offset by a reduction of $122.1 million, or 11.7%, in customer CDs as the Company continued to aggressively lower CD rates and focus on increasing core deposits and emphasizing multi-product relationships versus single product higher-cost CDs. The increased transaction account balances includes $962.3 million, or 22.9%, in higher customer account balances, partially offset by a total decrease of $53.6 million in brokered interest bearing and money market deposits. As of September 30, 2022 total brokered deposits were $504.4 million, an increase $117.1 million, or 30.2%, compared to $387.3 million at December 31, 2021, as the Company elected to increase brokered time deposits in order to lock lower interest rates in light of rising market rates.

We continue with our efforts in growing our deposits. Our efforts in the area of additions to Treasury Management, Retail and Private Banking teams contributed to increasing deposit levels in the three and nine months ended September 30, 2022. See “Our Company- Business Developments” for additional information on new digital platforms.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2022	December 31, 2021	Amount	%
Deposits
Domestic (1) (2)	$4,166,281	$3,137,258	$1,029,023	32.8%
Foreign:
Venezuela (3)	1,931,330	2,019,480	(88,150)	(4.4)%
Others (4)	490,511	474,133	16,378	3.5%
Total foreign	2,421,841	2,493,613	(71,772)	(2.9)%
Total deposits	$6,588,122	$5,630,871	$957,251	17.0%
_________________
(1)    Includes brokered deposits of $504.4 million and $387.3 million at September 30, 2022 and December 31, 2021, respectively.
(2)    Domestic deposits, excluding brokered, increased $911.9 million, or 33.2%, compared to December 31, 2021.
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
(4) As of September 30, 2022 and December 31, 2021, deposits from Spain represent 1.2% and 1.3% of our total assets, respectively. All other foreign deposits included here, excluding deposits from Venezuelan resident customers, did not exceed 1% of of our total Assets.

Our domestic deposits increased $1.0 billion, or 32.8%, in the nine months ended September 30, 2022, primarily driven by an increase in domestic core deposits which includes the effect of new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers during the period. In addition, there was an increase of $170.7 million, or 58.9%, in domestic brokered time deposits as the Company elected to increase these deposits in order to lock lower interest rates in light of rising market rates. These increases were partially offset by a decrease of $100.5 million, or 14.6%, in domestic customer CDs.
During the nine months ended September 30, 2022, total foreign deposits decreased $71.8 million, or 2.9%, primarily driven by a decrease of $88.2 million, or 4.4%, in deposits from customers domiciled in Venezuela. This was partially offset by an increase of $16.4 million, or 3.5%, in deposits from countries other than Venezuela, primarily driven by our efforts to grow deposits from customers in those other markets.

Core Deposits
Our core deposits were $5.2 billion and $4.3 billion as of September 30, 2022 and December 31, 2021, respectively. Core deposits represented 79.0% and 76.2% of our total deposits at those dates, respectively. The increase of $908.7 million, or 21.2%, in core deposits in the nine months ended September 30, 2022 was mainly driven by the previously mentioned increase in interest bearing demand deposits. Core deposits consist of total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits and, as of September 30, 2022, we had $504.4 million in brokered deposits, which represented 7.7% of our total deposits at that date. As of September 30, 2022, brokered deposits increased $117.1 million, or 30.2%, compared to $387.3 million as of December 31, 2021, mainly due to an increase in brokered time deposits. As of September 30, 2022 and December 31, 2021, brokered deposits included time deposits of $460.5 million and $289.8 million, respectively, and third party interest bearing demand and money market deposits of $43.9 million and $97.5 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.

Large Fund Providers
In the first quarter of 2022, the Company changed its definition of large fund providers to include only third party relationships with balances over $20 million. As of December 31, 2021 and in prior periods, large fund providers were defined as third party deposit relationships with balances over $10 million. At September 30, 2022 and December 31, 2021, third-party customer relationships with balances of over $20 million, included fifteen and eleven deposit relationships, respectively, with total balances of $908.5 million and $376.3 million, respectively. The increase in large fund providers in the nine months ended September 30, 2022 compared to December 31, 2021 was mainly driven by new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses during the period.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands, except percentages)
Less than 3 months	$162,162	21.7%	$261,779	31.1%
3 to 6 months	106,492	14.2%	134,709	16.0%
6 to 12 months	251,192	33.6%	153,695	18.3%
1 to 3 years	219,024	29.3%	281,366	33.5%
Over 3 years	8,822	1.1%	8,902	1.1%
Total	$747,692	100.0%	$840,451	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as FHLB advances and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. There were no outstanding short-term borrowings at September 30, 2022 and December 31, 2021.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the nine months ended September 30, 2022 and year ended December 31, 2021. There were no repurchase agreements outstanding as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
(in thousands, except percentages)
Outstanding at period-end	$204,693	$—
Average amount	69,227	28,273
Maximum amount outstanding at any month-end	204,693	130,000
Weighted average interest rate:
During period	1.16%	0.36%
End of period	1.88%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except percentages and per share data)
Net income attributable to the Company	$20,920	$17,031	$44,544	$47,452
Basic earnings per common share	0.62	0.46	1.31	1.27
Diluted earnings per common share (1)	0.62	0.45	1.30	1.26

Average total assets	$8,326,199	$7,536,465	$7,923,245	$7,653,012
Average stockholders' equity	735,592	806,595	759,260	792,416
Net income attributable to the Company / Average total assets (ROA)	1.00%	0.90%	0.75%	0.83%
Net income attributable to the Company / Average stockholders' equity (ROE)	11.28%	8.38%	7.84%	8.01%
Average stockholders' equity / Average total assets ratio	8.83%	10.70%	9.58%	10.35%

__________________
(1)In the three and nine month periods ended September 30, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 19 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2022 and 2021.

During the three and nine month periods ended September 30, 2022, basic and diluted earnings per share increased compared to same periods one year ago, mainly due to: (i) higher net income earned, and (ii) lower weighted average number of basic and diluted shares primarily as a result of our capital structure optimization efforts.

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
Total stockholders’ equity was $695.7 million as of September 30, 2022, a decrease of $136.2 million, or 16.4%, compared to $831.9 million as of December 31, 2021. This decrease was primarily driven by: (i) after-tax net unrealized holding losses of $101.1 million from the change in the market value of debt securities available for sale as a result of the increase of approximately 300 basis points recorded in index market rates during the nine months ended September 30, 2022; (ii) an aggregate of $72.1 million of Class A common stock repurchased in the first nine months of 2022, under the Class A repurchase programs launched in 2021 and 2022, and (iii) $9.2 million of dividends declared and paid by the Company in the first nine months of 2022. These decreases were partially offset by net income of $44.5 million in the first nine months of 2022.
Non-controlling Interest
The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. Equity attributable to the non-controlling interest was a net loss of $1.9 million as of September 30, 2022, compared to a net loss of $2.6 million as of December 31, 2021. In the three and nine month periods ended September 30, 2022, net loss attributable to the non-controlling interest was approximately $44 thousand and $1.2 million, respectively ($0.6 million and $1.5 million in the three and nine month periods ended September 30, 2021, respectively).
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
Also, on January 31, 2022, the Company announced the New Common Stock Repurchase Program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock. In the first nine months of 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Class Common Stock Repurchase Program.
The Company did not repurchase any Class A common stock in the third quarter of 2022.
For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021.
In the first nine months of 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first nine months of 2022. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock held as treasury stock.
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
On July 20, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on August 31, 2022 to shareholders of record at the close of business on August 17, 2022. The aggregate amount in connection with this dividend was $3.0 million.

Liquidity Management
The Company’s liquidity position includes cash and cash equivalents of $302.1 million at September 30, 2022, compared to $274.2 million at December 31, 2021.
At September 30, 2022 and December 31, 2021, the Company had $981.0 million and $830.5 million, respectively, of outstanding advances from the FHLB. At September 30, 2022 and December 31, 2021, we had an additional $1.5 billion and $1.4 billion, respectively, of available borrowing capacity under FHLB facilities. In the nine months ended September 30, 2022, the Company repaid $530.0 million in callable FHLB advances, and borrowed $550.0 million in longer-term advances, to extend the duration of this portfolio and lock-in fixed interest rates. In addition, in three months ended September 30, 2022, the Company borrowed $150 million in fixed-rate FHLB advances to support loan growth during the period.
There were no other borrowings as of September 30, 2022 and December 31, 2021.
We also have available uncommitted federal funds lines with several banks, and had $105.0 million of availability under these lines at December 31, 2021. At September 30, 2022, we had no outstanding uncommitted federal funds lines with banks.
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the Company’s wholly-owned subsidiary Amerant Florida Bancorp Inc. (Amerant Florida Bancorp Inc. was merged with and into the Company during the three months ended September 30, 2022), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032. Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance cost are deferred and amortized over the term of the Subordinated Notes of 10 years. These Subordinated Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to all of the Company’s current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness. See Note 9 “Subordinated Notes” in the Company’s unaudited interim consolidated financial statements in this Form 10-Q for more details.
We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. In addition, we issued the Senior Notes in 2020 and Subordinated notes in 2022. Also, as a result of the Amerant Florida Merger, the Company is now the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents of $71.7 million as of September 30, 2022 and $23.8 million as of December 31, 2021, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. Our former subsidiary, Amerant Florida, which was an intermediate bank holding company and the former obligor on our junior subordinated debt and the former guarantor of the Senior Notes and Subordinated Notes, held cash and cash equivalents $6.3 million as of December 31, 2021, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.See discussion below for more details on the Amerant Florida Merger.

We have not provided summarized financial information for the Company as of September 30, 2022 and December 31, 2021. and for Amerant Florida as of December 31, 2021, as we do not believe it would be material information since the assets, liabilities and results of operations of the Company and Amerant Florida are not materially different from the amounts reflected in the consolidated financial statements of the Company.
Amerant Florida Merger

On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor. In connection with the Amerant Florida Merger, the Company assumed all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger had no impact to the Company’s consolidated financial condition and results of operations. See Note 10 to the Company’s consolidated financial statements on the Form 10-K, for additional information on the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures.

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

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital ratio	$913,147	12.49%	$584,722	8.00%	$730,903	10.00%
Tier 1 capital ratio	828,534	11.34%	438,542	6.00%	584,722	8.00%
Tier 1 leverage ratio	828,534	9.88%	335,367	4.00%	419,209	5.00%
Common Equity Tier 1 (CET1)	767,529	10.50%	328,906	4.50%	475,087	6.50%

December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
Common Equity Tier 1 (CET1)	801,907	12.50%	288,784	4.50%	417,133	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital ratio	$882,294	12.11%	$583,077	8.00%	$728,847	10.00%
Tier 1 capital ratio	826,922	11.35%	437,308	6.00%	583,077	8.00%
Tier 1 leverage ratio	826,922	9.88%	334,690	4.00%	418,363	5.00%
Common Equity Tier 1 (CET1)	826,922	11.35%	327,981	4.50%	473,750	6.50%

December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
Common Equity Tier 1 (CET1)	886,301	13.83%	288,439	4.50%	416,634	6.50%

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

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	September 30, 2022	December 31, 2021

Stockholders' equity	$695,698	$749,396
Less: goodwill and other intangibles (1)	(22,814)	(22,795)
Tangible common stockholders' equity	$672,884	$726,601
Total assets	8,739,979	7,805,836
Less: goodwill and other intangibles (1)	(22,814)	(22,795)
Tangible assets	$8,717,165	$7,783,041
Common shares outstanding	33,773,249	34,350,822
Tangible common equity ratio	7.72%	9.34%
Stockholders' book value per common share	$20.60	$21.82
Tangible stockholders' book value per common share	$19.92	$21.15
_________________
(1)    Other intangible assets include mortgage servicing rights of $1.0 million and $0.6 million at September 30, 2022 and December 31, 2021, respectively, which are included in other assets in the Company’s consolidated balance sheets.

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

(in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$1,115,817	$899,016
Letters of credit	21,518	32,107
	$1,137,335	$931,123

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
In the three and nine month periods ended September 30, 2022 the Company borrowed $150 million in fixed-rate FHLB advances to support loan growth. In addition, in the nine month periods ended September 30, 2022, the Company repaid $530.0 million in callable FHLB advances, and borrowed $550.0 million in longer-term advances to extend the duration of this portfolio and lock-in fixed rates.
In the nine months ended September 30, 2022, total time deposits increased by $48.6 million, or 3.6%, mainly as a result of an increase of $170.7 million in brokered time deposits partially offset by a decrease of $122.1 million in customer time deposits. See “Deposits” for additional information
In the three months ended September 30, 2022, we completed a private placement of $30.0 million of 4.25% fixed-to-floating rate subordinated notes due 2032. See “Capital Resources and Liquidity Management” for more details.
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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	September 30,		December 31,
(in thousands, except percentages)	2022		2021
Change in Interest Rates (Basis points)
Increase of 200	$29,222	9.0%	$14,442	6.7%
Increase of 100	19,443	6.0%	9,441	4.4%
Decrease of 25 (2)	—	—%	(2,971)	(1.4)%
Decrease of 50	(8,509)	(2.6)%	(6,025)	(2.8)%
Decrease of 100 (3)	(20,759)	(6.4)%	—	—%
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
(2) We discontinued this scenario due to its low probability in 2022 in light of rising interest rates in 2022.
(3) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

Net interest income in the base scenario, increased to approximately $325 million in September 30, 2022 compared to $217.0 million in December 31, 2021. This increase is mainly due to: (i) higher floating loan rates on existing loans due to higher short term market rates repricing higher through the quarter; (ii) the growth in the indirect lending portfolio that has average net fixed yields close to 7%, and (iii) the growth in the size of the balance sheet as total assets increased $1.1 billion, or 14.4%, in the first nine months of 2022 compared to December 31. 2021. These increases were partially offset by higher cost of total deposits.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis
The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	September 30,	December 31,
	2022	2021
Change in Interest Rates (Basis points)
Increase of 200	(9.75)%	(9.60)%
Increase of 100	(3.78)%	(3.23)%
Decrease of 25 (2)	—%	0.16%
Decrease of 50 (3)	1.89%	—%
Decrease of 100 (3)	3.17%	—%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We discontinued this scenario due to its low probability in 2022 in light of rising interest rates in 2022.
(3) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

The improvements in the sensitivity of EVE from changes in interest rates as of September 30, 2022 for the 200 and 100 basis point increase buckets are principally attributed to the balance sheet becoming more asset sensitive compared to December 31, 2021. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of September 30, 2022 and December 31, 2021:

	Change in market value (1)
	September 30,	December 31,
(in thousands)	2022	2021
Change in Interest Rates
(Basis points)
Increase of 200	$(114,140)	$(108,280)
Increase of 100	(59,144)	(50,320)
Decrease of 25 (2)	—	10,811
Decrease of 50	30,445	21,439
Decrease of 100 (3)	61,081	—
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We discontinued this scenario in 2022 due to its low probability in light of rising interest rates in 2022.
(3) We resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

The average duration of our investment portfolio increased to 5.0 years at September 30, 2022 compared to 3.6 years at December 31, 2021.The increase in duration was mainly due to expected and actual lower mortgage-backed securities prepayments resulting from increase in market interest rates. Additionally, the floating rate portfolio increased to 16.1% at September 30, 2022 from 10.6% at December 31, 2021.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of September 30, 2022. This information may not be indicative of our interest rate sensitivity position at other points in time.

	September 30, 2022
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$302,133	$226,673	$—	$—	$—	$75,460
Securities:
Debt available for sale	1,052,329	273,164	244,677	178,240	356,248	—
Debt held to maturity	234,317	—	—	—	234,317	—
Equity securities with readily determinable fair value not held for trading	12,232	—	—	—	—	12,232
Federal Reserve and FHLB stock	53,792	36,029	—	—	—	17,763
Trading securities	112	112	—	—	—	—
Loan portfolio-performing (1)	6,484,619	4,371,003	934,976	615,071	563,569	—
Earning Assets	$8,139,534	$4,906,981	$1,179,653	$793,311	$1,154,134	$105,455
Liabilities
Interest bearing demand deposits	$2,147,008	$2,147,008	$—	$—	$—	$—
Saving and money market	1,735,713	1,735,713	—	—	—	—
Time deposits	1,386,441	1,038,938	275,674	62,669	9,160	—
FHLB advances	981,005	205,000	576,005	200,000	—	—
Senior Notes	59,131	—	—	—	59,131	—
Subordinated Notes	29,241	—	—	—	29,241	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$6,402,717	$5,190,837	$851,679	$262,669	$97,532	$—
Interest rate sensitivity gap		(283,856)	327,974	530,642	1,056,602	105,455
Cumulative interest rate sensitivity gap		(283,856)	44,118	574,760	1,631,362	1,736,817
Earnings assets to interest bearing liabilities (%)		94.5%	138.5%	302.0%	1,183.3%	N/M
__________________
(1)     “Loan portfolio-performing” excludes $18.7 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the Form 10-K and the Form 10-Qs for the quarters ended March 31, 2022 and June 30, 2022. Set forth below are material changes to our existing risk factors previously disclosed in the Form 10-K and the Form 10-Qs for the quarters ended March 31, 2022 and June 30, 2022. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K and the Form 10-Qs for the quarters ended March 31, 2022 and June 30, 2022.

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

For example, in August 2022 we were notified by a third-party vendor that it experienced a potential cybersecurity incident. After conducting a forensic analysis, the vendor notified us in September 2022 that limited information from some of the Bank's customers was accessed and exfiltrated in an unauthorized manner. The cybersecurity incident was limited to the systems and networks of the vendor only, did not involve the dissemination of nonpublic personally identifiable information, and the vendor has not discovered any evidence of misuse of the information. Although we determined that there was no requirement to provide notice to any state agencies, regulators or customers under applicable breach notification laws, we concluded that it was appropriate and prudent to have the vendor provide notice to our affected customers. We are not aware of any continuing cybersecurity threats or breaches involving this vendor, but we continue to monitor the situation carefully.

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

Our business is mainly concentrated in two markets—South Florida, and the Houston, Texas area, which may increase our risks from extreme weather. These two market areas are susceptible to hurricanes, tropical storms and other similar severe weather events which can bring about significant flooding and wind damage that may negatively affect the local economies of the markets we operate in and destroy and damage properties. Although we cannot predict whether or to what extent future weather events may impact our operations or the economies in our current or future markets, such events could result in a destruction or impairment of the value of properties guaranteeing our loans, increase delinquencies, foreclosures, or loan losses as well as result in a decline in loan originations, negatively impacting our business and results of operations. The potential for such weather events has and may continue to cause our customers to incur higher property and casualty insurance premiums which may adversely affect the value and sales of real estate in the markets we operate.

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

AMERANT BANCORP INC. (Registrant)

Date:	October 28, 2022	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2022	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)