Form 10-K
period 2022-12-31
Amerant Bancorp Inc.
filed 2023-03-01
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the NASDAQ Global Select Market on such date, was approximately $816 million.
The number of shares outstanding of the registrant’s classes of common stock as of February 23, 2023: Common Stock Class A, par value $0.10 per share, 33,831,901 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2023 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

AMERANT BANCORP INC.
FORM 10-K
December 31, 2022

PART I

In this Annual Report on Form 10-K, or Form 10-K, unless otherwise required by the context, the terms “we,” “our,” “us,”, “Amerant”, and the “Company,” refer to Amerant Bancorp Inc. and its consolidated subsidiaries including its wholly-owned main operating subsidiary, Amerant Bank, N.A., which we individually refer to as “the Bank”.

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
•We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources;
•We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms and, as a result, our ability to expand our operations could be materially impaired;
•Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends;
•Our profitability is subject to interest rate risk;
•Our allowance for credit losses may prove inadequate and our business, financial condition and profitability may suffer;
•Our concentration of CRE loans could result in increased loan losses, and adversely affect our business, earnings, and financial condition;
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans;
•Our valuation of securities and the determination of credit impairment in our investment securities portfolio are subjective and, if changed, could materially adversely affect our results of operations or financial condition;
•Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition;
•We are subject to environmental liability risk associated with lending activities;
•Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us;
•We may not effectively manage risks associated with the replacement of LIBOR as a reference rate;
•Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers;
•Our information systems are exposed to cybersecurity threats and may experience interruptions and security breaches that could adversely affect our business and reputation;

•Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;
•New lines of business, new products and services, or strategic project initiatives may subject us to additional risks;
•We may not have the ability or resources to keep pace with rapid technological changes in the financial services industry or implement new technology effectively;
•Conditions in Venezuela could adversely affect our operations;
•Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation could be harmed if we fail to meet such goals;
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
•We could be required to write down our goodwill;
•We have a net deferred tax asset that may or may not be fully realized;
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
•Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties;
•Our business activities, results of operations and financial condition are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, which adverse effects may continue;
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
•Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition;
•Federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any regulatory actions, if any, could adversely impact us;
•The Federal Reserve may require us to commit capital resources to support the Bank;
•We may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions;
•Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us;
•Certain of our existing shareholders could exert significant control over the Company;
•The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time;
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
•We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes, the Subordinated Notes and the Debentures;
•We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes, Subordinated Notes and the Debentures;
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures.; and
•The other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Form 10-K.

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

Item 1. BUSINESS

Our Company
We are a bank holding company headquartered in Coral Gables, Florida, with $9.1 billion in assets, $6.9 billion in loans held for investment, $7.0 billion in deposits, $705.7 million of shareholders’ equity, and $2.0 billion in assets under management and custody (“AUM”) as of December 31, 2022. We provide individuals and businesses with a comprehensive array of deposit, credit, investment, wealth management, retail banking and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage services are provided by the Bank, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, the Bank’s Grand Cayman based trust company subsidiary, Elant Bank & Trust Ltd., or the Cayman Bank, and Amerant Mortgage, LLC. or Amerant Mortgage which began operations in May 2021.
The Bank was founded in 1979 and is the largest community bank headquartered in Florida. We currently operate 23 banking centers where we offer personal and commercial banking services. The Bank’s primary markets are South Florida, where we are headquartered and operate sixteen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we have seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office (“LPO”) in Tampa, Florida. The Bank intends to open several additional banking centers in 2023 and has obtained OCC approval to proceed with each location. As of February 28, 2023, the Bank intends to open new locations in Tampa, FL, Key Biscayne, FL, downtown Miami, FL, and in Ft. Lauderdale, FL.

Amerant Investments provides introductory brokerage and investment services primarily for customers of the Bank. The Company also provides its customers with transaction services. Amerant Mortgage offers a full complement of residential lending solutions including conventional, government, construction, jumbo loans, and other residential lending product offerings.

We have no foreign offices. The Cayman Bank does not maintain any physical offices in the Cayman Islands and has a registered agent in Grand Cayman as required by applicable regulations.
Our History
From 1987 through December 31, 2017, we were a wholly-owned subsidiary of Mercantil Servicios Financieros, C.A., which we refer to as the “Former Parent”. On August 10, 2018, we completed our spin-off from the Former Parent, or the Spin-off. Our shares of Class A common stock and Class B common stock, began trading on the Nasdaq Global Select Market on August 13, 2018.
On December 21, 2018, we completed an initial public offering, the IPO, of 6,300,000 shares of Class A common stock. In January 2019, we sold additional shares of our Class A common stock when the underwriters in the IPO completed the partial exercise of their over-allotment option which was granted in connection with the IPO.
In November 18, 2021, we completed a clean-up merger resulting in the simplification of our capital structure by automatically converting shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. November 17, 2021 was the last day of trading of the Company’s shares of Class B common stock on the NASDAQ and now only the Company’s shares of Class A common stock trade on the NASDAQ under the symbol “AMTB”.

Our Markets
Our primary market areas are South Florida (Miami-Dade, Broward and Palm Beach counties); Tampa FL and Houston, Texas. We serve our market areas from our headquarters in Coral Gables, Florida, and through a network of 16 banking locations in South Florida and 7 banking locations in Houston, Texas. Our subsidiary, Amerant Mortgage, operates its business nationally and has direct access to federal housing agencies. In addition, we have an LPO in Tampa, Florida that focuses primarily on commercial and industrial (“C&I”).

Business Developments
New Share Repurchase Program
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023.
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

Amerant Mortgage

At December 31, 2022 and 2021, the Company had an 80% and 51% ownership interest in Amerant Mortgage, respectively. On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, the Company reduced its additional paid-in capital for a total of $1.9 million with a corresponding increase to the equity attributable to Noncontrolling interests.

Total mortgage loans held for sale were $62.4 million as of December 31, 2022, compared to $14.9 million at December 31, 2021. The Company leveraged Amerant Mortgage’s business structure to originate and purchase single-family residential loans during the period. These actions contributed to higher loan volumes and net interest margin, or NIM, during 2022. In January 2023, Amerant Mortgage onboarded a Midwest origination team to expand production.

Employee Stock Purchase Plan

On June 8, 2022, the shareholders of the Company approved the Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Compensation and Human Capital Committee and the Board of Directors on October 19 and 20, 2021, respectively. An aggregate of one million (1,000,000) shares of the Company’s Class A Common Stock (“Common Stock”) have been reserved for issuance under the ESPP.

The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. The first offering under the ESPP began on February 14, 2022 and ended on November 30, 2022 (the “First Offering Period”). Approximately 200 employees, including all named executive officers, and all other executive officers of the Company who were eligible as of the enrollment deadline for the First Offering Period, elected to participate in the ESPP. In December 2022, Form 4s for each named executive officer and other section 16 officers that participated in the First Offering Period were filed.

For further information, see the Company’s proxy statement for the annual meeting of shareholders held on June 8, 2022, filed with the SEC on April 28, 2022.

Amerant SPV, LLC

In May 2021, we incorporated Amerant SPV. As we seek to innovate, address customer needs and compete in a fast changing and competitive environment, our Company is looking to partner with fintech and specialty finance companies that are developing cutting edge solutions and products and have the potential to improve our products and services to help our clients achieve their goals in a fast changing world. From time to time, the Company may evaluate select opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive. At December 31, 2022 and 2021, the Company’s equity and non-equity investments through Amerant SPV totaled $7.6 million and $6.0 million, respectively.
The Company’s investments, through Amerant SPV, include: (i) equity and non-equity instruments issued by Marstone, Inc, a digital wealth management fintech; (ii) equity instrument issued by Raistone Financial Corp, a financial technology solutions provider launched in 2017 that offers working capital financing solutions; and (iii) a fund investment in JAM FINTOP Blockchain fund (the “Fund”) which initially will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments, and exchanges.
Hurricane Ian
In late September 2022, Hurricane Ian (the “Hurricane”) impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. On September 28, 2022, the Hurricane made landfall near Cayo Costa in southwestern Florida, as a powerful Category 4 hurricane on the Saffir-Simpson scale, bringing intense winds and heavy rainfall and storm surges, causing catastrophic wind and water damage to infrastructure, homes and businesses in southwestern Florida, including the city of Tampa where we operate a loan production office. The Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane, and the Company has not identified any significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company has been in contact with the impacted borrowers and has performed site visits as well. In addition, the Company has been actively involved in efforts to support the recovery of the communities negatively impacted by the Hurricane. The Hurricane had no material negative impact to the Company’s operations in Tampa, FL in the year ended December 31, 2022.

Exit from Emerging Growth Company (“EGC”) Status
As of December 31, 2022, the Company determined that it was deemed a large accelerated filer effective as of that date, based on the aggregate worldwide market value of its voting and non-voting common stock held by the Company’s non-affiliates as of the last business day of the second quarter of 2022. Consequently, the Company determined that it no longer qualified as an EGC as of December 31, 2022 and, therefore, was unable to continue to take advantage of reporting exemptions and other benefits for an EGC under the Jumpstart Our Business Startups (JOBS) Act. See discussions of the JOBS Act under “Emerging Growth Company” section in this Form 10-K.

Our Business Strategy

Our vision is to be a top quartile performer compared to peers and to be recognized as the Bank of Choice in the markets we serve. For this purpose, our strategic plan primarily focuses on growing our domestic and international relationships by serving business banking, private banking and commercial banking customers supplemented by broad-based retail banking relationships. The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers in line with its business strategy.
Our key strategic initiatives include:
•Deposits First Focus. Growing core deposits is critical to our near and long-term success. Key to our business strategy is to improve our mix of deposits to achieve a lower cost of funds by increasing core deposits and improving and identifying deposit opportunities in different verticals, markets and geographies, while reducing our use of alternative funding sources to fund our growth.
•A Superior Customer Experience. We have already taken steps to make banking with us easy by investing in technology, including fintech partnerships, to revamp operations and technology platforms in order to better serve our customers, expanding our physical presence and building specialized teams in or different markets, and enhancing our product offering in our different verticals. We have been focused on evaluating digital solutions in a number of areas. This includes investments made to automate our process for opening accounts, small business lending, and the ability to offer our customers a leading digital wealth platform.
•Rationalize Existing and Evaluate New Lines of Businesses/Geographies. Key to our strategy and expectations to grow also includes rationalizing existing and evaluating new lines of businesses and geographies, to further expand our revenue streams and fee income opportunities. Our plan includes continued expanding of our treasury management, private banking, commercial banking and wealth management teams, as well as continuing to build our international banking reach to serve specific verticals.
•Significantly Improve Operational Efficiency. Our goal is to continue to improve our efficiency ratio. While we believe there are opportunities to reduce our costs, our focus is to invest in technology to better serve and onboard our customers while maintaining flexibility to grow efficiently, optimizing and improving our ways of working. We have made strategic decisions to add quality personnel keen on being part of our growth story.
•Improve Brand Awareness. Building brand awareness in the communities we serve has been key for both growing our presence in these markets as well as laying a strong foundation for future expansion. Many initiatives are underway including improved signage and promotions, additional affinity relationships, including continue building upon our outstanding partnerships with college and professional sports teams here in South Florida, and even greater community involvement.

•Attract, Retain, Develop, Recognize and Reward the Best Team Members to Execute our Strategy. Our primary differentiator is our culture and the quality of our people delivering our products and services in such a manner that customers receive the best knowledge, expertise, advice, and service when and where they need it. In doing so, we are now implementing development programs that enable our team members to pursue career aspirations, expand their depth of knowledge and improve their skill set.
•Integrate Environmental, Social and Governance (“ESG”) into our DNA. ESG is a critical business imperative and as such, our focus will be to continue working on integrating ESG into our DNA, implementing our plan across the organization. We intend to continuously improve everywhere we can in all three dimensions of ESG.
Progress on Strategic Initiatives
Growing our core deposits. We are focused on seizing opportunities in the markets we serve to increase our share of consumer, small business, and commercial core deposits while reducing our reliance on brokered funds. In 2022, we focused our marketing to drive additional digital and in-branch traffic, and gather other sources of deposits such as municipal accounts and building wealth management relationships. We generally use the following key metrics to track our progress on our deposits strategy: i) loan to deposits ratio, and ii) the ratio of non-interest bearing deposits to total deposits. The loan to deposit ratio at December 31, 2022 was 98.2%, compared to 98.9% at December 31, 2021. The ratio of non-interest bearing deposits to total deposits ratio was 19.4% at December 31, 2022 compared to 21.0% at December 31, 2021, which reflects growing consumer and business awareness of the rising interest rates and seeking better returns.

Provide a superior customer experience. The Company believes that having both the right talent and the right technology is key to achieve this objective. The Company hired a significant number of additional business personnel in Treasury Management, Wealth Management, Corporate Banking and Private Client Services, including a significant number of business development team members for our Tampa, FL business development office. The Company also continues its efforts to revamp operations and technology platforms to better serve our customers. In July 2022, the Company appointed a new Chief Digital Officer with extensive experience in bringing to life enterprise platforms that serve multi-faceted purposes within the financial services industry. The Company’s primary goal in this area is to revamp our cross-selling efforts and improve the lead generation process by leveraging existing and new technologies. The Company expects these actions will be supported through major updates to our customer relationship management tools.

Improve Amerant's brand awareness. Our campaign "Imagine a Bank", which we launched in the fourth quarter of 2021, and significantly expanded in January 2022, included high impact boards throughout the South Florida market - delivering more than 125 million impressions in the South Florida market.
In 2022 we announced unprecedented partnerships with sports teams across South Florida aimed at dramatically improving Amerant’s brand awareness. Through these strategic partnerships, we are redefining the meaning of our bank being an integral part of the community, which is one that supports and aligns with those businesses and organizations that are well-known and deeply rooted in South Florida. In April 2022, we announced a new multi-year partnership with the University of Miami’s Department of Intercollegiate Athletics, making Amerant the official “Hometown Bank” of the Miami Hurricanes. In July 2022, we announced a multi-year agreement to become the official bank of the NBA’s Miami Heat. In November 2022, we announced an expanded multi-year partnerships with the NHL’s Florida Panthers, making Amerant the official bank of the Florida Panthers and FLA Live Arena. These new sporting relationships provide the opportunity to increase customers’ awareness of the Amerant brand. They also have provided the opportunity to extend our products and services to these recognized organizations. We are also in a full financial relationship with the Miami Heat, the Florida Panthers and the FLA Live Arena, which allows the Bank to provide full banking products and services for both the team as a business as well as the employees and players.
We also continued to focus on raising brand awareness through impactful campaigns such as, out-of-home advertising and various campaigns via social media and public relations.

Lines of businesses and geographies. In 2022, we expanded our private banking and wealth management capabilities with new team members with significant business development and market expertise. We also opened an LPO in Tampa, Florida which is expected to contribute to growing our C&I and CRE banking activities presence in this market. We continued developing specialty finance capabilities in order to grow the Bank's revenue streams and fee opportunities.
We review the performance of our branch network on an ongoing basis. These reviews aim at enhancing our branch profitability by selecting locations that are consistent with our core markets and profitability objectives. As a result of these assessments, an improved branch strategy is currently in progress in both Florida and Texas. In the second quarter of 2022, we completed the build-out of the team for the Tampa LPO. In the third quarter of 2022, we successfully relocated an existing branch to a new location in University Place, Houston, TX. We also opened a new location in Hialeah, FL and closed the branch in Pembroke Pines, FL as the Company previously announced. In addition, we received regulatory approval in September 2022 to open a new full-service branch in Key Biscayne, which is scheduled to open in the second quarter of 2023. The new branch in downtown Miami, which received regulatory approval in October 2021, is now expected to open in late 2023. Our new branch in downtown Ft. Lauderdale, FL, which received regulatory approval in December 2022, is also expected to open in late 2023. And lastly, in February 2023, the Company received regulatory approval to open a full-service branch in Tampa, FL, which we expect to open in late 2023.
We made significant progress in activities intended to complete the relocation to our new operations center in Miramar, Florida. The relocation will be substantially complete during the first quarter of 2023. This will reduce the size of our operations center by approximately 42,000 square feet to approximately 58,000 square feet at our current location, and our annual rental expense will decrease by nearly $1 million.
Effective February 22, 2022, in line with our strategic priorities regarding the rationalization of our lines of business and geographies, we began the implementation of a new business organizational model focused on Consumer Banking and Commercial Banking across all of our geographies. This new model is aimed at creating additional accountability and focus on each, with specific goals and implementation of strategies to achieve the Company’s growth and profitability targets, while striving to provide best-in-class customer experience. in early 2023, the Company announced leadership changes, both in Houston Market president role as well as the Head of Commercial Banking. Both roles are expected to be filled within 60 days of the filing of this report. And in January 2023, we consolidated our international teams into one unit with the objective to create better synergies and generate efficiencies while improving our international customer experience.
In 2022, the Company began the process of reviewing its management and financial reporting processes to enable financial reporting under the new business organizational model, as well as the necessary internal controls.
In 2022, we continued the build-out of the senior management team. In addition to the aforementioned appointment of a new Chief Digital Officer, the Company appointed a new Head of Consumer Banking and a new Chief Legal and Administrative Officer, both of whom were founding partners of Amerant Mortgage. The Company also appointed a new Chief People Officer, who previously served as the Company’s former in-house General Counsel. Both the Head of Consumer Banking and Chief People Officer are now members of the Company’s Executive Management Committee.

Improve operational efficiency. The Company continued to work on better aligning its operating structure and resources with its business activities. In 2022 and 2021, the Company recorded staff reduction costs of approximately $3.0 million and $3.6 million, respectively. In 2022, staff reduction costs include severance expenses, mainly in connection with the restructuring of business lines and the elimination of certain support functions during the year. In 2021, staff reduction costs included severance expenses related to the (i) closure of the NY LPO in the second quarter of 2021, (ii) outsourcing of the internal audit function during the second quarter of 2021, and (iii) the elimination of various other support positions throughout 2021, including the departure of the Company’s Chief Operating Officer (“COO”) on June 30, 2021. In 2022, we made significant progress in our core system conversion which is part of the multi-year outsourcing agreement with financial technology leader FIS® to assume full responsibility over a significant number of our support functions and staff, including certain back-office operations, which we signed in 2021. This core system conversion and outsourcing agreement is expected to yield significant annual savings, while allowing us to efficiently scale our business as we grow, achieve greater operational efficiencies and deliver advanced solutions and services to our customers. Effective January 1, 2022, there were 80 employees who moved from the Company to FIS® as a result of this agreement with FIS®. The Company is committed to continuous evaluation of staffing levels in all areas on an annual basis based on performance and business need.

Integrate Environmental, Social and Governance (“ESG) into our DNA. In the first quarter of 2022, Amerant finalized the definition of its ESG program, including pillars and topics of focus, governance framework as well as the Company’s commitment on certain metrics to be reached by 2030. In April 2022, Amerant issued its inaugural ESG report which marked the end of the project-planning phase and initiated the transition to integrating ESG factors into the Company’s regular operations. The program’s initiatives under execution have been designed to help Amerant drive the goals and targets that it committed to achieving in accordance with the Company’s strategic objectives.

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
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2022, the Bank had a legal lending limit of approximately $138.5 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 25.3% of our legal lending limit and $30.0 million for all other loans, representing 21.7% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s Board of Directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.

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

Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury management services for our commercial clients. We solicit deposits through our relationship-driven team of dedicated and accessible bankers, through community-focused marketing and, increasingly, through our dedicated national online channel. We also seek to cross-sell deposit and wealth management products and services at loan origination, and loans to our depository and other customers. Our deposits are fully-insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. See “-Supervision and Regulation.”
As of December 31, 2022 and 2021, core deposits were $5.3 billion, and $4.3 billion, 75.5% and 76.2% of our total deposits at those dates, respectively. Core deposits consist of total deposits excluding all time deposits.

As of December 31, 2022 and 2021, we had brokered deposits of $629.3 million and $387.3 million, 8.9% and 6.9% of our total deposits at those dates, respectively.

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

Information Technology Systems
As part of our continued efforts to improve our information technology platforms and drive operating efficiency, during the fourth quarter of 2021 the Company entered into a new multi-year outsourcing agreement with financial technology leader FIS® to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain back-office operations. This new relationship entails the transition of our core data processing platform from our current software vendor to the one offered by FIS®, which we believe has essential functionalities and scalability to support our continued growth and expansion strategy. We expect to complete the transition in the second quarter of 2023. Under this new outsourcing relationship, the Bank expects to achieve greater operational efficiencies and to deliver advanced solutions and services to its customers. Although the Company expects that this new relationship will yield significant annual savings, since this agreement also entails the transition of our core data processing platform and other applications, as the Company has started the implementation of this new agreement, in 2022, the Company recorded approximately $7.1 million in initial estimated contract termination costs. The Company expects to incur additional contract termination costs in connection with the implementation of this agreement that cannot be reasonably determined at this time.

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

Competition
The banking and financial services industry in our footprint is highly competitive, and we compete with a wide range of lenders and other financial institutions within our markets, including local, regional, national and international commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, trust service providers, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies, or fintechs, and other financial intermediaries on various of our products and services. Some of our competitors are not subject to the regulatory restrictions and the level of regulatory supervision applicable to us. Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and larger banking center networks. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, electronic delivery systems and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high-quality customer service culture, our positive reputation and long-standing community relationships enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

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

Guided by our core values, the people at Amerant are committed to providing our customers with the right products, services and advisory services; treating everyone as we expect to be treated; being leaders in innovation, quality, efficiency, and customer satisfaction; consistently exceeding expectations; promoting a diverse and inclusive work environment; holding ourselves and each other accountable; and being the bank of choice in the markets we serve. We believe we have a strong workforce, with a good mix of professional credentials, experience, tenure and diversity, which coupled with their commitment to uncompromising values, provide the foundation for our Company’s success.

The Company’s Human Capital Management includes the following areas of focus:

Talent. Attracting, developing, and retaining the best talent with the right skills is central to our long-term strategy to drive our success.

Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company and its subsidiaries had 692 full-time equivalent employees, or FTEs, at the end of 2022. Approximately 81% of our workforce is in Florida, 8% in Texas and 11% in other states to support the growth and expansion of Amerant Mortgage.

Talent acquisition efforts remained focused on sales, business development and revenue generating roles. In 2022, we expanded our footprint to the Florida West Coast, where we opened an LPO in the Tampa Bay Area. Originally, a team of five led this effort with remarkable success, closing the year with twelve team members. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions. We hire the best person for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace.

Learning and Development. Our team members are inspired to achieve their full potential through learning and development opportunities, recognition, and motivation. We invest in creating opportunities to help them grow and build their careers through a multitude of learning and development programs. These include online instructor-led and on-the-job learning assignments. Our learning and development strategy is aligned with the global Association for Talent Development and our business strategy. Understanding that everyone learns differently, we offer various learning options, including traditional classroom, virtual, any-time, mobile, and social collaboration.

In 2022, we continued to empower our team members to reach their full potential by providing diverse learning programs, opportunities, and resources. We used an online talent development tool to provide team members with various learning options, including instructor-led classroom and virtual courses, on-demand recorded sessions and self-paced web-based courses. We also promoted our partnership with Cornerstone Content Anytime to support our team members' ongoing, ever-changing needs on topics such as leading effectively, overall mental health and well-being, and organizational time management.

The primary focus for learning in 2022 included supporting the organization in the transformation to FIS® and supporting leaders in upskilling their ability to lead teams effectively, manage performance and drive change to reach organizational business goals. Additionally, we focused on Digital Sales Enablement by supporting the Digital Transformation team in relaunching our Customer Relationship Management, or CRM, tool, known internally as Harmony.

To support our ESG goals, with over 200 team members in attendance, we spent time educating our workforce on our ESG program, goals, and how each team member can make an impact.

We delivered approximately 20,000 learning hours and invested an average of over $1,000 per team member in all our learning programs.

We also continue offering higher-education tuition cost reimbursement programs, which are aimed at helping our team members put their career goals within reach and provide them with access to a wide variety of degrees and certificates.

In addition to the efforts for learning and development,the executive leadership team has worked to create management succession plans and individual development plans for the officers within the organization. This focus on Talent Management ensures we strengthen the organization’s overall capability by identifying critical roles and high-potential team members. The development plans are heavily focused on meeting the organization’s future needs.

Employee engagement. To assess and improve retention and engagement, the Company regularly conducts anonymous surveys to seek feedback from our team members on a variety of topics, including but not limited to confidence in company leadership, the competitiveness of our compensation and benefits package, career growth opportunities, and improvements on how we could make our company an employer of choice.

In 2022 we partnered with a new experience partner to deepen our ability to capture team member sentiments at all stages of the team member’s life cycle, from onboarding to offboarding.

In addition to surveying, we spent time on a team member listening tour to capture team members’ thoughts on life at Amerant, including Amerant Culture, Benefits, Learning and Development opportunities, and recognition.

These sentiments were shared with the senior management team, and we created an action plan to address the feedback received, which we expect to implement in 2023.

Health and Safety: Consistent with our operating principles, the health and safety of our team members is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

Diversity, Equity and Inclusion (“DEI”). In 2022, the Diversity, Equity and Inclusion program, also known as the I Belong program, defined its strategic roadmap, pillars, and goals. Our four pillars focus on Talent, Workplace, Communication, and Community.

Our diversity and inclusion goals are to build teams that reflect the communities we serve while hiring and supporting diverse talent. The ethnicity of our workforce was 75% Hispanic, 13% White, 4% Black, 2% Asian, and 6% other. Our workforce was 49% male and 51% female at the close of 2022, and women represented 45% of Amerant’s middle management leadership (as classified by Equal Employment Opportunity Commission Category “Middle, First Management Officials”). Over 50% of our workforce is female, and most of our workforce self-identifies as Hispanic or Latino. Also, the Bank has a 40% representation of females in senior leadership roles. In addition, the Company’s Board of Directors, which consists of 11 members, currently has 3 females in independent director roles, with a stated commitment to achieve half or 5 females as independent directors by 2025.

In alignment with our Talent pillar, the I Belong program focused on attracting early career talent through partnerships with local schools, including the University of Miami, Florida International University, Barry University, and Miami Dade College. In 2022 we hosted ten interns from Florida International University and the University of Miami. The program resulted in five of the ten interns being offered continued employment.

As part of our Workplace pillar, educating our team members, increasing the I Belong brand presence, and driving an inclusive environment through our Business Resources Groups and Executive DEI Council were a focus for 2022.

As we continue building a DEI awareness culture, our team member learning programs also reflect our diversity and inclusion pillars. In 2022 we partnered with a new learning provider to provide our Board and Executive Leadership team with education on DEI fundamentals, Courageous Conversations, and Conscious Inclusion. In addition, 611 team members completed a self-paced "Foundations of DEI" learning curriculum.

For over 20 years, we have championed targeted development programs for underrepresented talent in partnership with the Center for Financial Training, a local chapter of the American Bankers Association.

Total Rewards (compensation and benefits): We believe in a competitive, total rewards program aligned with our business objectives and the interests of our stakeholders. We remain committed to delivering a compensation program with the fundamental principles of fairness, transparency, efficiency, and compliance with laws and regulations. Based on specific job position and market conditions, our total rewards program combines fixed and variable compensation: base salary, short-term incentive, equity-based long-term incentive, and a broad range of benefits. This compensation approach plays a significant role in our ability to attract, retain and motivate the quality of talent necessary to achieve our strategic business goals and drive sustained performance. Our compensation model engages team members to contribute towards the achievement of shared corporate objectives, while differentiating pay on performance based on individual contributions. Our ESPP, was the latest benefit rolled out to our team members, which enables them to purchase shares of the Company’s common stock at a 15% discount with a look-back feature.

Wellness: The Company takes pride in providing excellent health and wellness benefits to our team members and their families. The benefits package offered includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits we also offer Flexible Spending Accounts (FSA) and Health Savings Accounts (HSA).

Medical Plans: Our nationwide healthcare plans allow full time and part time team members to select from multiple health plan options. The company provides competitive medical premiums, including a wellness premium discount when team members complete preventive requirements and completion of a health risk assessment. The Company contributes up to 92% towards the medical premium depending on the tier chosen and whether wellness requirements have been completed. The Company also contributes $500 towards the HSA accounts at the beginning of each year when the team member has the high deductible medical plan for the team member only coverage and $1,000 for all other tiers on the high deductible plans.

Dental, Vision and Legal Plans: Full time and part time team members are eligible to participate in our dental, vision and legal plan offerings. The Company contributes up to 100% depending on the plan and chosen tier, and provides access to numerous providers across the country. Team members can also choose to purchase out of pocket insurance policies providing income protection and cash for services with five different plans from accident, short term disability, cancer, hospital indemnity, and critical care. The Legal Plan is an attorney owned and operated legal plan offering comprehensive legal assistance, advice and discounted representation on all types of legal services.

Life, AD&D and Disability: Group Basic Life and AD&D Insurance is offered to all full time and part time team members, at two times their annual salary with a maximum coverage of $300,000. Team members may choose to purchase additional life insurance up to 5 times their annual salary to a max of $750,000. Full time and part time team members also benefit from free Short-Term Disability insurance.

Retirement Plans: In addition to health insurance benefits, the Company also offers to all team members a tax-qualified retirement contribution plan with the Company’s 100% matching contribution up to 5% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible highly-compensated team members. Our total benefits package supports our team member’s well-being to achieve a healthy and financial lifestyle goal.

Other Subsidiaries
Intermediate Holding Company
The Company owned the Bank through our wholly-owned, intermediate holding company, Amerant Florida Bancorp Inc., or Amerant Florida through August 2, 2022, date on which the Amerant Florida Merger was completed. As a result of the Amerant Florida Merger, the Company is now the obligor and guarantor on our junior subordinated notes, with an aggregate principal amount of $64.2 million, and the guarantor of the $60 million Senior Debt issued in 2020 and the $30 million Subordinated Debt issued in 2022. Our former subsidiary, Amerant Florida, was the former obligor on our junior subordinated notes and the former guarantor of the Senior Debt and Subordinated Debt. Amerant Florida held cash and cash equivalents of $6.3 million as of December 31, 2021, on a stand-alone basis. See “Capital Resources and Liquidity Management” for more details and “Business Developments” for more information on the Amerant Florida Merger.

The REIT
Through the Bank’s subsidiary, CB Reit Holding Corporation, or REIT Hold Co., we maintain a real estate investment trust, CB Real Estate Investments, or REIT, which is taxed as a real estate investment trust. The REIT holds various of the Bank’s real estate loans, and allows the Bank to better manage the Bank’s real estate portfolio.
Dividend Restrictions
As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation-Payment of Dividends and Repurchases.”

EMERGING GROWTH COMPANY STATUS
Prior to December 31, 2022, we were an “emerging growth company,” or “EGC”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or SOX Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company benefited from the reporting exemptions and benefits mentioned above since it became a publicly traded company.

As of December 31, 2022, the Company determined that it was deemed a large accelerated filer effective as of that date, based on the aggregate worldwide market value of its voting and non-voting common stock held by the Company’s non-affiliates as of the last business day of the second quarter of 2022. Consequently, the Company determined that it no longer qualified as an EGC as of December 31, 2022 and, therefore, was unable to continue to take advantage of reporting exemptions and other benefits for an EGC under the JOBS Act.

SUPERVISION AND REGULATION
We and the Bank are extensively regulated under U.S. Federal and state laws applicable to financial institutions. Our and the Bank’s supervision, regulation and examination are primarily intended to protect depositors and customers, the Deposit Insurance Fund, or DIF, of the Federal Deposit Insurance Corporation, or FDIC, and the stability of the U.S. financial system and are not intended to protect our shareholders or debt holders. Any change in applicable law or regulation may have a material effect on our business. The following is a brief summary that does not intend to be a complete description of all regulations that affect the Company and the Bank and this summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

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

The Bank is a national bank subject to regulation and regular examinations by the OCC and is a member of the Federal Reserve Bank of Atlanta. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters.

The Bank is a member of the FDIC’s DIF, and its deposits are insured by the FDIC up to the applicable limits, and, as a result, it is subject to regulation and deposit insurance assessments by the FDIC. See “FDIC Insurance Assessments”. The FDIC also has backup examination authority and certain enforcement powers over the Bank.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Bank also is subject to regulations issued by the Consumer Financial Protection Bureau, or CFPB, with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion in assets. If the Bank reports assets over $10 billion for four consecutive quarters, it would meet the FDIC’s definition of a “large financial institution” and would be subject to direct supervision by the CFPB for compliance with a variety of consumer compliance laws, and for assessment of the effectiveness of the Bank’s compliance management system.

Source of Strength

Federal Reserve policy and federal law, require a bank holding company, such as the Company, to act as a source of financial and managerial strength to its FDIC-insured bank subsidiaries, such as the Bank, and to commit resources to support these subsidiaries, particularly when such subsidiaries are in financial distress. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Change in Control

Federal law limits the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act, or CBC Act, and the regulations thereunder, before acquiring control of any bank holding company or any national bank a person or group must give advance notice to the Federal Reserve and the OCC. Upon receipt of such notice, the regulatory agencies may or may not approve the acquisition. The CBC Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding voting common stock. These federal laws and regulations generally make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. As a result, our shareholders may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring our shares of common stock.

Acquisitions

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

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the SOX Act, as well as rules and regulations adopted by the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board, or PCAOB, and the Nasdaq Global Select Market, or NASDAQ, stock exchange. In particular, in order to comply with Section 404 of the SOX Act, we are required to include management’s report on internal controls as part of our Annual Report on Form 10-K and now that we are no longer an EGC, we must also include our independent registered public accounting firm’s report on internal controls. The assessments of the Company's internal control over financial reporting as of December 31, 2022 are included in this report under “Item 9A. Controls and Procedures.”

Shareholder Say-On-Pay Votes

Under the Dodd-Frank Act public companies are required to provide shareholders with an advisory vote on executive compensation (known as say-on-pay votes), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on say-on-pay proposals at least every three years and the opportunity to vote on the frequency of say-on-pay votes at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. As an EGC, the Company was not required to comply with these provisions of the Dodd-Frank Act but as it is no longer an EGC, the Company will comply with these provisions starting in its 2023 Annual Meeting.

Volcker Rule

The “Volcker Rule” issued under the Dodd-Frank Act, which became effective in July 2015, generally prohibits banking organizations with over $10 billion in assets from (i) engaging in certain types of proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also details certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations took effect, simplifying compliance and providing additional exclusions and exemptions. We and the Bank were not subject to the Volcker Rule in 2022, but may become so in the future.

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

Reserves

The Federal Reserve requires all depository institutions, such as the Bank, to maintain reserves against transaction accounts (primarily noninterest-bearing and Negotiable Orders of Withdrawal, or NOW, checking accounts). Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating reserve requirements for all depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Community Reinvestment Act and Consumer Laws

The Community Reinvestment Act (“CRA”) and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the CRA. The OCC considers a bank’s CRA rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Federal Reserve reviews the CRA performance record of all banks involved in a merger or acquisition in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has received an “outstanding” rating since 2000, including its most recent CRA evaluation completed in 2022.

On May 5, 2022 the OCC, Federal Reserve Board, and FDIC issued a Joint Notice of Proposed Rulemaking ("Interagency CRA Proposal"). The Interagency CRA Proposal would, among other things, modify the framework for evaluating CRA performance. We continue to evaluate the impact of any CRA changes and their impact to our financial condition, results of operations, and liquidity, which cannot be predicted at this time.

The Bank is also subject to, among other things, other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

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

Debit Interchange Fees

Interchange fees are fees that merchants pay to card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the following year. The Bank did not exceed the $10 billion asset threshold in 2022, but may exceed this threshold in 2023. If so, the Company's compliance with the provisions of the Durbin amendment would be required no later than July 1, 2024, and we do not expect the limits to debit card interchange to materially reduce the Company's revenue.

Payment of Dividends and Repurchases
We and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The Federal Reserve and the OCC are authorized to determine when the payment of dividends by the Company and the Bank, respectively, would be an unsafe or unsound practice, and may prohibit such dividends. The Federal Reserve and the OCC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve and the OCC have each indicated that depository institutions and their holding companies should generally pay dividends only out of current year’s operating earnings.

A bank holding company must give the Federal Reserve prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or condition imposed in writing by the Federal Reserve. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue.

The Basel III Capital Rules, which we discuss below, further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement. The Company and the Bank exceeded the capital conservation requirement at year end 2022. See “Capital Requirements”.

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

As of December 31, 2022 the Bank's CET1 ratio was 10.99% and its total risk-based capital ratio was 12.10%. As a result, the Bank is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.

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

London Inter-Bank Offered Rate (LIBOR) Cessation and Expected Replacement Rates

We have contracts, including loan agreements, which are currently indexed to LIBOR. In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee, or “ARRC,” was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Financing Rate, or “SOFR,” a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The International Swaps and Derivatives Association, Inc. provided guidance on fallback contract language related to derivative transactions in late 2020, which became effective in 2021. In late 2021, bank regulators issued supervisory guidance encouraging banks to cease entering into new USD LIBOR contracts past December 31, 2021. On March 15. 2022, the President signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), addressing contracts governed by U.S. law that reference LIBOR. The Federal Reserve adopted a final rule, effective February 27, 2023, implementing the LIBOR Act's requirements by, among other things, establishing benchmark replacements for certain contracts referencing LIBOR that are governed by U.S. law.

In 2019, the Asset/Liability Management Committee appointed a team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR and guide the organization through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. During 2021, the Company completed its assessment of all third-party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives to the Secured Overnight Financing Rate (“SOFR”). The Company is in the process of migrating identified existing loans and derivative contracts from LIBOR to SOFR and expects to complete this migration by June 30, 2023.

The Company owns all of the common capital securities issued by 5 statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Trust Preferred Securities and the Debentures issued by the Company include calculations that are based on 3-month LIBOR. Under the LIBOR Act, on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), a benchmark replacement recommend by the Federal Reserve will replace LIBOR in certain contracts, including those that contain no fallback provisions and other related aspects. Based on a review of the Trust Preferred Securities and the Debentures documents, these document do not provide a replacement rate for 3-month LIBOR or include other fallback provisions which would apply on the LIBOR Replacement Date. Based on the U.K. Financial Conduct Authority’s current statements, it does not appear that a synthetic LIBOR benchmark will be applicable to the Trust Preferred Securities and Debentures. Accordingly, absent an amendment to the Trust Preferred Securities and Debenture documents, some other change in applicable law, rule, regulation, or some other development, on and after the LIBOR Replacement Date, 3-month CME term SOFR or 6-month CME Term SOFR (as defined in the regulations) as adjusted by the relevant spread adjustment of 0.26161%, shall be the benchmark replacement for 3-month LIBOR in the Trust Preferred Securities and Debentures documents, and all applicable benchmark replacement conforming changes as specified in the regulations will become an integral part of the Trust Preferred Securities and Debenture documents, without any action by any party. The Company will not seek to amend the Trust Preferred Securities and Debentures documents to reflect any other LIBOR benchmark replacement.

Lender Net Worth Adjusted Requirements

Amerant Mortgage is currently an approved seller and servicer with Fannie Mae for the purpose of selling Fannie Mae eligible loan production and retaining the Mortgage Servicing Rights, or MSRs, of those same loans. As an approved Fannie Mae seller and servicer, Amerant Mortgage must meet certain net worth covenants outlined in Maintaining Seller/Servicer Eligibility section of the Fannie Mae Selling Guide, the “Selling Guide”.

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

In March 2022, the SEC proposed new rules that would require public companies, among other things, to report material cybersecurity incidents in current reports on Form 8-K to provide updates about previously reported cybersecurity incidents in subsequent periodic reports. The proposal would also require reporting about a public company’s policies and procedures to identify and manage cybersecurity risks; as well as disclosure about the Board of Directors' oversight of cybersecurity risk; and management’s role and expertise in assessing and managing cybersecurity risk and implementing cybersecurity policies and procedures.

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

Supplementary Item, Information about our Executive Officers
The Executive Officers of the Company as of March 1, 2023, are as follows:
Gerald P. Plush. Mr Plush (“Jerry”), age 64, serves as the Company’s Chairman, President, and CEO since June 8, 2022, having served previously as Vice-Chairman, President & CEO since July 1st, 2021, and previously as Vice-Chairman & CEO since March 20, 2021. Mr. Plush has been a director of the Company’s and the Bank’s Board of Directors since July and October 2019, respectively, and served as Executive Vice-Chairman from February 2021 until his appointment as Vice-Chairman & CEO in March 2021. Mr. Plush is a highly respected financial services industry professional with over 35 years of senior executive leadership experience. From 2019 to February 2021, he was a partner at Patriot Financial Partners (“Patriot”), a private equity firm where he sourced new investment opportunities and represented Patriot on the Board of Directors for multiple portfolio banks, specialty finance and fintech companies. In 2018, he served as CEO for Verdigris Holdings, Inc., leading this start up through the regulatory application, organization and initial funding processes. Mr. Plush’s other prominent leadership roles include his tenure with Santander US from 2014 to 2017, initially as CFO and Executive Committee member, and subsequently as Chief Administrative Officer. He served on the board of Santander Consumer from 2014 to 2016, and as a director for the FHLB of Pittsburgh from 2016 to 2017. Mr. Plush previously served as President, COO and Board Member for Webster Bank beginning in 2006 as EVP and Chief Financial Officer. Prior to Webster, he spent 11 years with MBNA America, most recently as Senior Executive Vice President & Managing Director for corporate development and prior to that as CFO - North America.

Mr. Plush holds a Bachelor of Science degree in Accounting from St. Joseph’s University in Philadelphia, Pennsylvania. He is a CPA and CMA (inactive), and currently serves on several local boards, including the board of directors of the Miami-Dade Beacon Council, the Orange Bowl Committee, and the University of Miami Citizen’s Board.

Carlos Iafigliola. Mr. Iafigliola, age 46, serves as Senior Executive Vice-President and Chief Financial Officer of the Company and the Bank since January 2023, having previously served as Executive Vice-President and Chief Financial Officer of the Company and the Bank since May 2020. Mr. Iafigliola is responsible for the Company’s financial management, including treasury, financial reporting and accounting, financial analysis, investor relations & sustainability, loan operations, internal controls and corporate tax. Mr. Iafigliola has served in various roles with us since 2004 in the Treasury area, including Senior Vice President and Treasury Manager from 2015 through May 2020. In this capacity, he was responsible for balance sheet management and overall supervision of the Company’s treasury functions, including management of the investment portfolio, professional funding, and relationships with regulatory agencies and financial markets participants.

Mr. Iafigliola earned a degree in Economics from Universidad Catolica Andres Bello in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003. Mr. Iafigliola is the Chair of the Board of Amerant Investments, Inc. and the Company and the Bank’s Asset-Liability Committee and is a member of the Board of Amerant Mortgage, LLC. Mr. Iafigliola was recently appointed as a member of the Investment Committee of the United Way Miami.

Alberto Capriles. Mr. Capriles, age 55, serves as Senior Executive Vice-President and Chief Risk Officer since January 2023, having previously served as Executive Vice-President and Chief Risk Officer since February 2018 and previously as the Company’s Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance, as well as information technology. Mr. Capriles served in various roles with the former parent of the Bank, Mercantil Servicios Financieros, or MSF since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement MSF’s enterprise risk management model. Prior to joining the MSF, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles also served as a Professor in the Economics Department at Universidad Católica Andrés Bello in Caracas, Venezuela from 1996 to 2008.

Mr. Capriles graduated with a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.
Howard Levine. Mr. Levine, age 51, serves as Senior Executive Vice-President and Head of Consumer Banking since January 2023. He has served as Executive Vice-President and Head of Consumer Banking since joining the Bank in June 2022. Mr. Levine oversees the Private Client Group, Wealth Management, Small Business Banking, Retail Banking, and Amerant Mortgage. Prior to joining the Bank, Mr. Levine served as EVP and Chief Revenue Officer at Amerant Mortgage, of which he is a founding partner. He founded and joined Amerant Mortgage in November 2020 from City National Bank of Florida, or CNB, where he served as EVP and Executive Vice President for Private Banking, Private Wealth, and Residential Mortgage. Prior to joining CNB in 2017, Howard was EVP, Consumer & Residential Lending & Treasury Management at Sabadell United Bank, N.A.
Mr. Levine has more than 25 years of experience in real estate finance and has experience running mortgage businesses through independent mortgage companies as well as in community banks. Howard has a bachelor’s degree from Hofstra University in Long Island, NY.
Mariola Sanchez. Mrs. Sanchez, age 50, serves as Executive Vice-President and Chief People Officer since June 2022 and leads the Company’s approach to people and organizational culture. Previously, Mrs. Sanchez served as the Company and the Bank’s General Counsel since 2010. With an educational background in human behavior and law, in addition to 15 years working at the Bank, she brings a wealth of organizational knowledge and an informed perspective to her role. She and her leadership team are focused on learning and development, management practices, and diversity and inclusion. As General Counsel, Mrs. Sanchez advised the Company on a range of legal matters, including labor and employment. She has practiced law for over 25 years, primarily as in-house counsel for financial institutions. Prior to joining Amerant in 2007 as Associate General Counsel, she served as Associate General Counsel at Regions Bank (formerly Union Planters Bank).
Mrs. Sanchez earned a bachelor’s degree in Psychology from the University of Miami and a Juris Doctorate from St. Thomas University. In April 2021, she also graduated from the Yale School of Management’s ExecOnline’s Fostering Inclusion and Diversity Program . Active in the community, Mrs. Sanchez serves as a Director of the Board of Voices for Children Foundation, Inc.
Armando Fleitas, age 46, started serving as Senior Vice-President and Controller of the Company on January 1, 2021. Mr. Fleitas joined Amerant in 2010, serving in various management positions in the financial reporting area, including most recently, prior to his current role, as Senior Vice-President and Financial Reporting Manager. In his prior and current role, he has been responsible for overseeing the preparation of consolidated and stand-alone statutory financial statements, the quarterly and annual reports on Forms 10-Q and 10-K of the Company filed with the SEC. Previously, he was also responsible for overseeing the Company’s internal controls over financial reporting and vendor management functions. Mr. Fleitas began his career in 1996 at PwC Venezuela, transitioning in 2003 to PwC in the US. At PwC, he held various roles in the areas of audit and accounting consulting services primarily serving customers in the financial services industry.
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

Risks related to Funding and Liquidity
•Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense.
•We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources.
•We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms and, as a result, our ability to expand our operations could be materially impaired.
•Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends.
Risks related to Credit and Interest Rate
•Our profitability is subject to interest rate risk.
•Our allowance for credit losses may prove inadequate and our business, financial condition and profitability may suffer.
•Our concentration of CRE loans could result in increased loan losses, and adversely affect our business, earnings, and financial condition.
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.
•Our valuation of securities and the determination of credit impairment in our investment securities portfolio are subjective and, if changed, could materially adversely affect our results of operations or financial condition.
•Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.
•We are subject to environmental liability risk associated with lending activities.
•Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.
•We may not effectively manage risks associated with the replacement of LIBOR as a reference rate.
Risks Related to Our Business and Operations
•Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers.
•Our information systems are exposed to cybersecurity threats and may experience interruptions and security breaches that could adversely affect our business and reputation.
•Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek.
•New lines of business, new products and services, or strategic project initiatives may subject us to additional risks.
•We may not have the ability or resources to keep pace with rapid technological changes in the financial services industry or implement new technology effectively.
•Conditions in Venezuela could adversely affect our operations.
•Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation could be harmed if we fail to meet such goals.
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
•We could be required to write down our goodwill.
•We have a net deferred tax asset that may or may not be fully realized.

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
•Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.
Risks Related to External and Market Factors
•Our business activities, results of operations and financial condition are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, which adverse effects may continue.
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
•Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
•Federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any regulatory actions, if any, could adversely impact us.
•The Federal Reserve may require us to commit capital resources to support the Bank.
•We may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions.
•Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us.
Risks Related to Ownership of Our Common Stock
•Certain of our existing shareholders could exert significant control over the Company.
•The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time.
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
Risks Related to our Indebtedness
•We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes, the Subordinated Notes and the Debentures.
•We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes, Subordinated Notes and the Debentures.
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures.

Item 1A. RISK FACTORS

We are subject to risks and uncertainties that could potentially negatively impact our business, financial conditions, results of operations and cash flows. This section contains a description of the risk and uncertainties identified by management that could, individually or in combination, harm our business, results of operations, liquidity and financial condition, as well as our financial instruments and our securities. In evaluating us and our business and making or continuing an investment in our securities, you should carefully consider the risks described below as well as other information contained in this Form 10-K and any risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors”. We may face other risks that are not contained in this Form 10-K, including additional risks that are not presently known, or that we presently deem immaterial. This Form 10-K and the risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements. Please refer to the section in this Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.
Risk related to Funding and Liquidity

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

A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, including deposit accounts from Large Fund Providers (third-party customer relationships with balances of over $20 million). We also use brokered deposits and wholesale funding, which not only increases our liquidity risk but could also increase our interest rate expense and potentially increase our deposit insurance costs. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital Requirements” in the Form 10-K.

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

We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources.

Our deposits, including checking, savings and money market deposit account balances and other forms of deposits serve as the primary source of funding for our lending activities. Our future growth will largely depend on our ability to expand core deposits, to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult to grow our core deposit base.

Since the second half of 2018, the Bank has been focused on remixing the deposit base towards core relationship deposits, focusing on client acquisitions and increasing our share of existing customers’ business. In 2021, we increased our focus and attention toward expanding our core relationship deposit business, including implementing/enhancing a completely digital onboarding platform, building out our treasury management sales force and adding additional treasury management capabilities, focusing our marketing to drive additional digital and in-branch traffic, and gathering other sources of deposits such as municipal accounts and wealth management. In a competitive market, depositors have many choices as to where to place their deposit accounts. As we continue to grow our core deposit base and seek to reduce our exposure to high rate/high volatility accounts, we may experience a net deposit outflow, which could negatively impact our business, financial condition and results of operations.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms and, as a result, our ability to expand our operations could be materially impaired.

We and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. While we believe that our existing capital (which currently exceeds the capital requirements) will be sufficient to support our current operations and expected growth, factors such as faster than anticipated growth, reduced earnings levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or acquisition opportunities may lead us to seek additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance and on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our liquidity, business, results of operations and financial condition could be materially and adversely affected and the price of our shares of common stock may decline.

Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends.

We are a legal entity separate and distinct from the Bank and our other subsidiaries. The Federal Reserve Act, Section 23A, limits our ability to borrow from the Bank and our principal source of cash, other than securities offerings, is dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock, as well as interest on our junior subordinated debentures and interest and principal on our Senior Notes and our Subordinated Notes. Several laws and regulations limit the amount of dividends that the Bank may pay us as well as the dividends that we may pay on our common stock, see “Supervision and Regulation - Payment of Dividends.” Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to service our debt, including our junior subordinated debentures, our Senior Notes, and our Subordinated Notes pay our other obligations and pay dividends on our common stock.

There can be no assurance of whether we will continue to pay dividends on our common stock in the future. Future dividends will be declared and paid at the discretion of our Board of Directors and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, and other factors that our Board of Directors may deem relevant as well as applicable federal and state regulations. Our inability to service our debt, pay our other obligations or pay dividends to our shareholders could have a material adverse impact on our financial condition and the value of your investment in our securities.

Risk related to Credit and Interest Rate

Our profitability is subject to interest rate risk.

Our profitability depends to a large extent upon net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rate changes may impact our profits and the fair values of several of our assets and liabilities. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our net interest income to go down. In addition, rising interest rates may reduce the demand for loans in general and can have a material impact on the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Our customers’ ability to repay their loans may be negatively impacted by increases in market interest rates and if their ability to pay their loans is impaired, our level of nonperforming assets may increase and produce an adverse effect on our operating results.

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

Changes in market interest rates are unpredictable as they are affected by many factors beyond our control, including general economic conditions (inflation, recession, unemployment), fiscal and monetary policy, and changes in the United States and other financial markets. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.

Our allowance for credit losses may prove inadequate and our business, financial condition and profitability may suffer.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make various assumptions and estimates about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the real estate and other assets serving as collateral for the repayment of many of our loans and future trends, all of which may experience material changes. In determining the amount of the allowance for credit losses, we review our loans and the loss and delinquency experience, evaluate economic conditions and trends, reasonable and supportable forecasts, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our estimates will be adequate over time to cover expected credit losses in our portfolio as these may be adversely impacted due to changes in the economy, market conditions or events negatively affecting specific customers, industries or markets, or borrowers repaying their loans. If our allowance for credit losses on loans is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for credit losses if the charge-offs exceed the allowance for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Effective as of December 31, 2022, we ceased to be an Emerging Growth Company and we implemented Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 326,

Financial Instruments - Credit Losses, a new guidance on accounting for current expected credit losses on financial instruments (“CECL”). This guidance substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changed the previous incurred loss impairment methodology in GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. Under the incurred loss model, we recognized losses when they were incurred. CECL represents a departure from the incurred loss model. CECL requires loans held for investment and debt securities held to maturity to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. CECL generally results in earlier recognition of credit losses that are deemed expected, and may result in higher provision for credit losses and higher volatility in the quarterly provision for credit losses. Future provisions under the CECL model could have a material adverse effect on our results of operations and financial condition.
Our concentration of CRE loans could result in increased loan losses, and adversely affect our business, earnings, and financial condition.

CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential, multifamily, retail, office, industrial and hotel construction. Disruptions in markets, economic conditions, including those resulting from the response to the COVID-19 pandemic, or another similar pandemic, changes in laws or regulations or other events could have a significant impact on the ability of our customers to repay and may have a material adverse effect on our business, financial condition and results of operations.

Our CRE loans included approximately $1.1 billion and $1.3 billion of fixed rate loans at December 31, 2022 and 2021, respectively. In a rising interest rate environment, fixed rate loans may adversely affect our margin and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.

As of December 31, 2022, the Bank’s portfolio of CRE loans was 294.5% of its risk-based capital, or 39.3% of its total loans, as of December 31, 2022 compared to 289.1% of its risk-based capital, or 45.3% of its total loans, as of December 31, 2021. Banking regulators expect banks with higher levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. We have developed and implemented a CRE concentration risk management program and monitor our exposure to CRE but there can be no guarantee that our program will be effective in managing our CRE concentration.

CRE loans as well as other loans in our portfolio are secured by real estate. We may experience a significant level of nonperforming real estate loans if the economic conditions of the markets where we operate deteriorate, or in areas where real estate market conditions become distressed. The value of the collateral securing those loans and the revenue stream from those loans could be negatively impacted, and additional provisions for the allowance for credit losses could be required. Our ability to dispose of Other Real Estate Owned (“OREO”) properties at prices at or above the respective carrying values could also be impaired, causing additional losses.

In addition, these loans are secured by properties located in South Florida, Houston, Texas and the New York Metropolitan area, a decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the local economic conditions of these markets and could negatively affect our earnings and financial condition, including our capital and liquidity.

Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2022, approximately $2.7 billion, or 39%, and $1.4 billion, or 20%, of our loan portfolio was comprised of CRE loans and commercial loans, respectively. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy and the collateral securing these loans may not be sufficient to repay the loan in the event of default. Consequently, downturns in the real estate market and economy increase the risk related to commercial loans, including CRE loans. Also, since its inception, the COVID-19 pandemic has affected the markets where we operate, in particular, in the metropolitan New York area, where we no longer generate loans but still had loans held for investment as of December 31, 2022 totaling $330 million, commercial real estate properties, including retail and office properties, have been and may continue to be negatively impacted by the pandemic and its consequences. In addition, loan specific risks may also affect commercial loans, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk, collectability of accounts receivable, and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting business development or other issues cause difficulties for our borrowers of these types of loans, if we fail to assess the credit of these loans accurately when underwriting them or if we fail to adequately continue to monitor the performance of these loans, our loan portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Our valuation of securities and the determination of credit impairment in our investment securities portfolio are subjective and, if changed, could materially adversely affect our results of operations or financial condition.

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

As of December 31, 2022, the fair value of the Company’s debt securities available for sale was approximately $1.1 billion, compared to $1.2 billion as of December 31, 2021. As of December 31, 2022 debt securities available-for-sale had net unrealized holding losses of $113.0 million ($5.7 million in 2021) and net unrealized holding gains of $1.0 million ($21.5 million in 2021). In 2022, the Company recorded pre-tax net unrealized holding losses of $127.7 million ($21.5 million in 2021) which are included in accumulated other comprehensive (loss) income for the period. These unrealized losses were mainly attributable to increases in market interest rates during the periods which translated into a decline in the estimated fair value of debt securities markets. The Company monitors to ensure it has adequate credit support and, as of December 31, 2022, we considered these securities were not credit impaired because the decline in their estimated fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. Additionally, the Company does not intend to sell these debt securities and it considers that it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Beginning January 1, 2022, debt securities available for sale are analyzed for credit losses under the new guidance on accounting for current expected credit losses on financial instruments (“CECL”), which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on debt securities available for sale due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. In 2022, the Company did not record an allowance for estimated credit losses on any of its debt securities available for sale. For more information about CECL, see Note 1 of our audited consolidated financial statements in this Form-10-K. Prior to January 1, 2022, our debt securities classified as available for sale or held to maturity were generally evaluated for other than temporary impairment under the applicable accounting guidance.

We closely monitor our investment portfolio for changes in fair value and credit risk. The valuation of our investment portfolio is also influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting. Accordingly, if market conditions deteriorate further and/or accounting guidance is updated and we determine our holdings of investment securities have experienced credit losses, our future earnings, financial condition, regulatory capital and continuing operations could be materially adversely affected.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2022 and 2021, our nonperforming loans totaled $37.6 million and $49.8 million, respectively, or 0.54% and 0.89% of total loans, respectively. In addition, we had OREO of $9.7 million at December 31, 2021. We had no OREO balances at December 31, 2022. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. Any increase in our nonperforming assets and related increases in our provision for credit losses could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During our ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition and results of operations.

Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.

A decrease in residential real estate market prices or lower levels of home sales, could result in lower single family home values, adversely affecting the value of collateral securing residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. A decline in real estate prices increases delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses, increase in interest rates or other factors. These could adversely impact borrowers and result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses on these loans is insufficient to cover such losses, our future earnings, capital and liquidity could be adversely affected.

We may not effectively manage risks associated with the replacement of LIBOR as a reference rate.

The withdrawal and replacement of the widely used benchmark index LIBOR creates substantial risks to our business, our clients and the banking industry more widely. A significant number of our loans, borrowings, derivative contracts and financial instruments are either directly or indirectly dependent on LIBOR. The global transition away from LIBOR is continuing to progress, with LIBOR being replaced by the Secured Overnight Financing Rate, or SOFR, and other alternatives as of June 30, 2023, subject to LIBOR’s ongoing phase-out. Risks related to this transition include financial risks arising from changes in the valuation of financial instruments linked to LIBOR, pricing and operational risks, and legal implementation and revised documentation risks. The ongoing withdrawal and replacement of LIBOR may pose financial risks and uncertainties to our business and we may also face operational challenges adopting SOFR or other successor benchmarks. We are unable to predict what the impact of transition from LIBOR will be and if we fail to successfully manage the transition it could have a material adverse effect on our business, financial condition and results of operation.

Risks Related to Our Business and Operations

Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers.

We outsource many of our major systems and critical back-office operations, such as data processing, recording, and monitoring transactions, online banking interfaces and service, internet connections and network access. For example, we entered into a new multi-year outsourcing agreement with the world's largest provider of banking and payments technology, to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain critical back-office operations and will transition our entire core banking system to the one offered and serviced by this vendor. An interruption or failure of the services we receive through these outsourced systems could cause an interruption of our operations. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Our information systems are exposed to cybersecurity threats and may experience interruptions and security breaches that could adversely affect our business and reputation.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could impact our ability to serve our customers, operate our business and affect our customers’ privacy and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyberattacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. These risks have increased with the implementation of remote and/or hybrid work protocols implemented in response to the COVID-19 pandemic and may continue to increase in the future as the use of mobile banking and other internet-based products and services continues to grow.

For example, in August 2022 we were notified by a third-party vendor that it experienced a potential cybersecurity incident. After conducting a forensic analysis, the vendor notified us in September 2022 that limited information from some of the Bank's customers was accessed and exfiltrated in an unauthorized manner. The cybersecurity incident was limited to the systems and networks of the vendor only, did not involve the dissemination of nonpublic personally identifiable information, and the vendor has not discovered any evidence of misuse of the information. Although we determined that there was no requirement to provide notice to any state agencies, regulators or customers under applicable breach notification laws, we concluded that it was appropriate and prudent to have the vendor provide notice to our affected customers. We are not aware of any continuing cybersecurity threats or breaches involving this vendor.

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

The strategic plan's technology changes and systems conversions, including the outsourcing of critical back-office operations and the transition of our core data processing platform from our current software vendor to the one offered by FIS®, involve execution risk and other risks. Our plans may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, results of operations, and financial condition. Additionally, the results of our strategic plan are subject to the other risks described herein that affect our business, which include: lending, interest rate risk, seeking deposits and wealth management clients in highly competitive domestic markets; our ability to achieve our growth plans or to manage our growth effectively; the benefits from our technology investments, including the benefits and cost savings we expect to achieve from our outsourcing relationship with FIS®, may take longer than expected to be realized and may not be as large as expected, or may require additional investments; and if we are unable to reduce our cost structure, we may not be able to meet our profitability objectives.

New lines of business, new products and services, or strategic project initiatives may subject us to additional risks.

We periodically evaluate our service offerings and, from time to time, may seek to implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, including external factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, that may impact the successful implementation of a new line of business and/or a new product or service. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. Additionally, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may not have the ability or resources to keep pace with rapid technological changes in the financial services industry or implement new technology effectively.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to allowing us to service our clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs and the risks associated with fraud and other operational risks. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and which create additional efficiencies in operations as we continue to grow and expand our products and service offerings. We may not be able to effectively implement new technology-driven enhancements of products and services as quickly or at the costs anticipated, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services. Third parties and vendors upon which we rely for our technology needs may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Conditions in Venezuela could adversely affect our operations.

At December 31, 2022, 27% of our deposits, or approximately $1.9 billion, were from Venezuelan residents. The Bank’s Venezuelan deposits have declined from December 31, 2018 to December 31, 2022 (see Deposits by Country of Domicile in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). These declines were due in part to actions by the Company to reduce its compliance costs and to economic conditions in Venezuela that have adversely affected and continue to impact our Venezuelan customers’ ability to generate and save U.S. dollars and have consequently resulted in the use of their deposits to fund living expenses as well as other investment activities. All of the Bank’s deposits are denominated in U.S. Dollars. Adverse economic conditions in Venezuela may continue to negatively affect our Venezuelan deposit base and our ability to retain and grow these relationships, as customers residing in Venezuela rely on their U.S. Dollar deposits to fund living expenses and other necessities without being able to generate additional U.S. Dollars.

In addition, although we seek to increase our trust, brokerage and investment advisory business from our domestic markets, substantially all our revenue from these services currently is from Venezuelan customers. Economic and other conditions in Venezuela, or U.S. regulations or sanctions affecting the services we may provide to our Venezuelan customers may adversely affect the amounts of assets we manage or custody, and the trading volumes of our Venezuelan customers, reducing fees and commissions we earn from these businesses, and may materially and adversely affect our results of operations and financial condition.

Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation could be harmed if we fail to meet such goals.

Companies across all industries are facing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG targets, including our goal to offer $1 billion of sustainable products by 2025 and our plan to lead us to carbon-neutral operations by 2030 along with our other ESG targets for 2023-2030, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of third parties, all of which are outside of our control. If we are unable to meet our ESG targets or stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, Greenhouse gas emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

We may be unable to attract and retain key people to support our business.

Our success depends, in large part, on our ability to attract and retain experienced personnel in key positions. Intense competition exists in the activities and markets that we serve for candidates with adequate qualifications and demonstrated ability. If we are unable to hire and retain key individuals, we may be unable to implement our business strategy and our business, financial condition and results of operations may be negatively impacted. Labor shortages due to the continued impact that the COVID-19 pandemic has had in the labor market may also restrict our ability to attract and retain personnel.

Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes (such as Hurricane Ian that impacted Florida in September 2022), tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the recent escalation in regional conflicts exemplified by Russia’s invasion of Ukraine as well as the increasing military tension between China and Taiwan), epidemics and global pandemics (such as the outbreak of the novel coronavirus COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where we operate or where our customers live (including Venezuela) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our business is mainly concentrated in two markets—South Florida, and the Houston, Texas area, which may increase our risks from extreme weather. These two market areas are susceptible to hurricanes, tropical storms and other similar severe weather events which can bring about significant flooding and wind damage that may negatively affect the local economies of the markets we operate in and destroy and damage properties. Although we cannot predict whether or to what extent future weather events may impact our operations or the economies in our current or future markets, such events could result in a destruction or impairment of the value of properties guaranteeing our loans, increase delinquencies, foreclosures, or loan losses as well as result in a decline in loan originations, negatively impacting our business and results of operations. The potential for such weather events has and may continue to cause our customers to incur higher property and casualty insurance premiums which may adversely affect the value and sales of real estate in the markets we operate. Additionally, the impact of severe weather in the markets where we operate has and may continue to increase the cost and reduce the availability of insurance needed for our business operations.

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

We could be required to write down our goodwill.

We had goodwill of $19.5 million at December 31, 2022 and 2021, which primarily represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank Acquisition in 2019. We perform our goodwill impairment testing annually using a process which requires the use of fair value estimates and judgment. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Although we have had no goodwill write-downs historically, any such write-downs could have an adverse effect on our results of operations or financial position.

We have a net deferred tax asset that may or may not be fully realized.

Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. At December 31, 2022, we had net DTAs with a book value of $48.7 million, based on a U.S. corporate income tax rate of 21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

While we occupy and we expect to continue to occupy a significant portion of the Property, we also currently sublease and intend to continue to sublease a significant portion of the Property to third parties. When we sublease spaces in the Property to third parties, we are not released from our underlying obligations under the Lease. We rely on the sublease income from subtenants to offset the expenses incurred related to our obligations under the Lease. Although we assess the financial condition of each subtenant to which we sublease space in the Property, the financial condition of each such subtenant or of a sublease guarantor(s), if any, may deteriorate over time. In the event a subtenant that subleases spaces in the Property from us does not perform under the terms of a sublease agreement (due to its financial condition or other factors), we may not be able to recover amounts owed to us under the terms of each sublease agreement or the related guarantees, if any. If subtenants default on their sublease obligations with us or otherwise terminate their subleases of spaces in the Property with us, we may experience a loss of planned sublease rental income, which could adversely impact our operating results. Additionally, if subtenants default on their sublease obligations with us or otherwise terminate their sublease agreement with us, we may be unable to secure a new subtenant on a timely basis, or at all, on the same or more favorable rent terms.

Our success depends on our ability to compete effectively in highly competitive markets.

The Florida and Houston, Texas banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, trust services providers and securities advisory and brokerage firms. Marketplace lenders operating nationwide over the internet are also growing rapidly, other fintech developments, including blockchain and other technologies, may potentially disrupt the financial services industry and impact the way banks do business. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon.

Risks Related to Risk Management, Internal Audit, Internal and Disclosure Controls

Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Our enterprise risk management and internal audit programs are designed to mitigate material risks and loss to us. We have developed and continue to develop comprehensive risk management policies and procedures to identify, mitigate and provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and liquidity risks), operational risk, information security risk, compliance risk (including BSA/AML and OFAC compliance), strategic risk, and reputational risk. In addition, we have designed and implemented internal audit policies and procedures to reflect ongoing reviews of our risks and expect to continue to do so in the future. Nonetheless, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified, and our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections.These models may not operate properly or our inputs and assumptions may be inaccurate, or may not be adopted quickly enough to reflect changes in behavior, markets or technology. As a result, these methods may not fully predict future exposures, which can be significantly different and greater than historical measures indicate. In addition, our business and the markets in which we operate are continuously evolving and we may fail to fully understand the implications of changes in our business or the financial markets or fail to adequately or timely enhance our enterprise risk framework to address those changes. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit timely our exposures based on our assessments. If our enterprise risk management framework proves ineffective we could suffer unexpected losses, which could materially adversely affect our financial condition and results of operations.

Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, or ICFR and for evaluating and reporting on that system of internal control. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our ICFR. In addition, as we are no longer an emerging growth company, our independent registered public accounting firm is required to report on the effectiveness of our ICFR.
As part of our ongoing monitoring and assessment of internal controls for the year ended December 31, 2022, as well as our independent registered public accounting firm review of the effectiveness of our ICFR, we discovered a material weakness in our internal controls related to the implementation and adoption of ASC Topic 326 on CECL that requires remediation. As a result of the material weakness, we concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2022. While the material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, effective internal controls and disclosure controls and procedures are necessary for us to provide reliable financial reports and disclosures to shareholders, to prevent fraud and to operate successfully as a public company. For additional information, see “Item 9A. Controls and Procedures.” While we intend to complete the remediation of the material weakness in 2023, there can be no assurance that we will be able to successfully complete the remediation within the contemplated timeline.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. However, our actions may not be sufficient to result in an effective internal control environment, and if we fail to implement and maintain effective ICFR, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, suspension or delisting of our common stock from the Nasdaq Global Select Market. Such events could harm our business, cause investors to lose confidence in the accuracy and completeness of our reported financial information, cause the trading price of our shares of common stock to decline, our access to the capital markets or other financing sources could be limited and subject us to investigations, enforcement actions or regulatory penalties.

Risks Related to External and Market Factors

Our business activities, results of operations and financial condition are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, which adverse effects may continue.

The outbreak and spread of contagious diseases such as COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic resulted in a widespread global public health crisis and in many countries, including the United States, governmental authorities implemented measures to contain its spread, including “shelter at home” orders, as well as mandating business and school closures and restricting travel, that had a significant negative impact on economic activity. The continuation or deterioration of the pandemic, or the emergence of another pandemic with similar effects, could further negatively impact the United States and global economies, the financial condition of companies and individuals, including our customers, in ways that cannot necessarily be predicted, and such impacts could be significant and long term.
A significant increase in the number of COVID-19 cases, or an outbreak of another highly infectious or contagious disease, particularly if they occur in the markets where we operate, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations.
The spread of COVID-19 has caused us to modify our business practices, including the implementation of remote and/or hybrid work protocols. Since implementing these protocols, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. In addition, we, like many others, have been subject to increased phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information. If our information security program and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies are not effective or successful, we will be at increased risk for cybersecurity or data privacy incidents.
It is not possible to predict the full extent to which the COVID-19 pandemic may continue to evolve and/or negatively impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous factors including the rapid development and fluidity of the situation surrounding the pandemic which prevents any prediction as to its full adverse impact.
Our business may be adversely affected by economic conditions in general and by conditions in the financial markets.

We are exposed to downturns in the U.S. economy and market conditions generally. We cannot accurately predict the possibility of the national or local economy’s return to a period of economic weakness or to recessionary conditions. Our primary markets are concentrated the in Miami-Dade, Broward, Palm Beach and Hillsborough (Tampa) counties in Florida, and Harris, Montgomery, Fort Bend and Waller counties in Texas. Adverse economic conditions in any of these areas and in the national economy may impact us in significant and unpredictable ways and we may face the following particular risks: the demand for loans and our other products and services could decline, market developments may negatively affect industries we extend credit to and may result in increased delinquencies and default rates, which, among other effects, could negatively impact our charge-offs and allowance for credit losses; market disruptions could make valuation of assets more difficult and subjective and may negatively affect our ability to measure the fair value of our assets; and, loan performance could deteriorate, loan default levels and foreclosure activity increase and or our assets could materially decline in value. Any of these risks individually or a combination could have a material adverse effect on our financial condition or results of operations. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.

Risks Related to Regulatory and Legal Matters

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We and our subsidiaries are regulated by several regulators, including, but not limited to, the Federal Reserve, the OCC, the FDIC, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and the Cayman Islands Monetary Authority. Our success is impacted by regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, consumers and the FDIC’s DIF, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes. The nature, effects and timing of administrative and legislative change, and possible changes in regulation or regulatory approach cannot be predicted. Changes, if adopted, could require us to maintain more capital, liquidity, adopt changes to our operating policies and procedures and risk controls which could adversely affect our growth, profitability and financial condition. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.
Additionally, banks with greater than $10 billion in total consolidated assets are subject to additional regulatory requirements. As of December 31, 2022, our total assets were $9.1 billion. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion by the end of 2023. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock; subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act; subject to certain enhanced prudential standards; and no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.

Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or may result in other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Although the Company and the Bank currently comply with all capital requirements, the regulatory capital rules applicable to us and the Bank may continue to change due to new requirements established by the Basel Committee on Banking Supervision or legislative, regulatory or accounting changes in the United States. We cannot predict the effect that any changes to current capital requirements would have on us and the Bank. Any failure to remain “well capitalized” for bank regulatory purposes, could affect customer confidence, and our: ability to grow; costs of and availability of funds; FDIC deposit insurance premiums; ability to raise, rollover or replace brokered deposits; ability to pay dividends, ability to make acquisitions, open new branches or engage in new activities; flexibility if we become subject to prompt corrective action restrictions; ability to make payments of principal and interest on our capital instruments; and ability to pay dividends on our capital stock.
Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums we pay may change and be significantly higher in the future. The FDIC may be forced to charge higher premiums in the future if market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits. In addition, the method that the FDIC uses to determine the amount of our deposit insurance premium will change once our total consolidated assets exceed $10 billion, which we expect may happen by the end of 2023. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, liquidity, prospects, financial condition or results of operations.
Federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any regulatory actions, if any, could adversely impact us.

The Federal Reserve and the OCC periodically conduct examinations of our business and the Bank’s business, including compliance with laws and regulations. If as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that we or our management were in violation of any law or regulation, it may take such remedial actions as it deems appropriate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation would likely be adversely affected.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve, which examines us, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Federal Deposit Insurance Corporation Act, as amended by the Dodd-Frank Act, requires that all companies that control an FDIC-insured depository institution must serve as a source of financial strength to the depository institution. Under this requirement, we could be required to provide financial assistance to the Bank should it experience financial distress, even if further investment was not otherwise warranted. See “Source of Strength in Supervision and Regulation.”
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
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have a significant number of customers from, or which do business in Latin America. As of December 31, 2022, $1.9 billion, or 27.1%, of our total deposits were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $99.2 million, or 1.43%, of our total loans, at December 31, 2022.
Although we believe our anti-money laundering and OFAC compliance program, and our current policies and procedures and employees dedicated to these activities, are sufficient to comply with applicable rules and regulations, and we continually review and update our program, policies and procedures as necessary, we cannot guarantee that our program will prevent all attempts by customers to utilize the Bank in money laundering or financing impermissible under current sanctions and OFAC rules, or sanctions against Venezuela, and certain persons there. If our policies, procedures and systems are deemed deficient or fail to prevent violations of law or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and formal regulatory enforcement actions, including possible cease and desist orders, restrictions on our ability to pay dividends, regulatory limitations on implementing certain aspects of our business plan, including acquisitions or banking center relocation or expansion, and require us to expend additional resources to cure any deficiency, which could materially and adversely affect us.

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

As of February 23, 2023, our executive officers, directors and certain greater than 5% holders of our Class A common stock beneficially own outstanding shares representing, in the aggregate, approximately 20% of the outstanding shares of our Class A common stock (without giving effect to the broad family holdings of the Capriles, Marturet and Vollmer families which will bring the percentage to an aggregate of approximately 32%.) As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other shareholders, including you and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement.
The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time.

On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”); on March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”); and as of December 31, 2022, the Debentures had an outstanding balance of $64.2 million. Because these debt instruments rank senior to our common stock, if we fail to timely make principal and interest payments on the Senior Notes, the Subordinated Notes and the Debentures, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve, or liquidate, the holders of the Senior Notes, the Subordinated Notes and the Debentures must be satisfied before any distributions can be made to the holders of our common stock.

The stock price of financial institutions, like Amerant, may fluctuate significantly.
We cannot predict the prices at which our shares of common stock will continue to trade. You should consider an investment in our common stock to be risky. The trading price may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our shares of common stock, including the factors described in this “Risk Factors” section, and other factors, most of which are outside of our control.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company or industry. These broad market fluctuations, as well as general economic, systemic, political and market conditions, including recessions, loss of investor confidence, and interest rate changes, may negatively affect the market price of our common stock. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
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

Risks Related to our Indebtedness
We may not be able to generate sufficient cash to service all of our debt, including the Senior Notes, the Subordinated Notes and the Debentures.

Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our Senior Notes, Subordinated Notes and the Debentures or to refinance them will depend on our future operating performance. Prevailing economic conditions (including inflationary pressures, rising interest rates, and uncertainty surrounding global markets), regulatory constraints, including, among other things, limitations on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and non-banking subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.

We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Senior Notes, Subordinated Notes and the Debentures.

We are a separate and distinct legal entity from the Bank and our other subsidiaries. Our primary source of funds to make payments of principal and interest on the Senior Notes, the Subordinated Notes and the Debentures, and to satisfy any other financial obligations are dividends from the Bank. Our ability to receive dividends from the Bank is contingent on a number of factors, including the Bank’s ability to meet applicable regulatory capital requirements, the Bank’s profitability and earnings, and the general strength of its balance sheet. Various federal and state regulatory provisions limit the amount of dividends bank subsidiaries are permitted to pay to their holding companies without regulatory approval. In general, the Bank may only pay dividends either out of its net income after any required transfers to surplus or reserves have been made or out of its retained earnings. In addition, the Federal Reserve and the FDIC have issued policy statements stating that insured banks and bank holding companies generally should pay dividends only out of current operating earnings.

Banks and their holding companies are required to maintain a capital conservation buffer of 2.5% in addition to satisfying other applicable regulatory capital ratios. Banking institutions that do not maintain capital in excess of the capital conservation buffer may face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, dividends to us from the Bank may be prohibited or limited, and there may be insufficient funds to make principal and interest payments on the Senior Notes, the Subordinated Notes and the Debentures.

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

Accordingly, we can provide no assurance that we will receive dividends from the Bank in an amount sufficient to pay the principal of, or interest on, the Senior Notes, the Subordinated Notes and the Debentures. In addition, our right and the rights of our creditors, including holders of the Senior Notes, the Subordinated Notes and the Debentures to participate in the assets of any non-guarantor subsidiary upon its liquidation or reorganization would be subject to the prior claims of such non-guarantor subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against such non-guarantor subsidiary.

We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures.

Neither we, nor any of our subsidiaries, are subject to any limitations under the terms of the indentures governing the terms of the Senior Notes, the Subordinated Notes and the Debentures from issuing, accepting or incurring any amount of additional debt, deposits or other liabilities, including senior indebtedness or other obligations ranking equally with the Senior Notes, the Subordinated Notes and the Debentures. We expect that we and our subsidiaries will incur additional debt and other liabilities from time to time, and our level of debt and the risks related thereto could increase.

A substantial level of debt could have important consequences to us, holders of the Senior Notes, holders of our Subordinated Notes, holders of our Debentures and our shareholders, including the following: making it more difficult for us to satisfy our obligations with respect to our debt, including the Senior Notes, the Subordinated Notes and the Debentures; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes; increasing our vulnerability to adverse economic and industry conditions, which could place us at a disadvantage relative to our competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, Florida (the “Headquarters Building”), located at 220 Alhambra Circle, Coral Gables, Florida 33134. In 2021, we sold the Headquarters Building, and leased-back the property for an eighteen-year term. As of December 31, 2022 we occupy approximately 60,000 square feet, or approximately 34%, of the Headquarters Building, with the remaining approximately 117,000 square feet, or approximately 66%, either leased to third-parties or available for lease. Additionally, a significant portion of our support service units operate out of our approximately 100,000 square feet operations center in the Beacon Industrial Park area of Doral, Florida (the “Beacon Operations Center”). In 2020, the Company sold the Beacon Operations Center. Following the sale of the Beacon Operations Center, the Company leased-back the property for a two-year term ending on or before June 2023, including monthly rental periods. We continue to occupy 100% of this building. In 2021, we entered into a lease agreement to relocate our operations center and a significant portion of our support services to the Miramar Park of Commerce (the “Miramar Operations Center”), located at 10500 Marks Way, Miramar, Florida 33025. The Miramar Operations Center has a more efficient layout that will allow us to reduce our space to approximately 56,500 square feet. We expect to complete this relocation in the first quarter of 2023.

As of December 31, 2022, we have 23 banking centers, including 16 in Florida and 7 in Texas. We occupy 15 banking centers under lease agreements, four banking centers with long term ground leases subject to long-term land leases of 20 to 30 years, each with an option, or options to renew. Our banking centers range from approximately 1,900 square feet to approximately 7,000 square feet, average approximately 3,750 square feet and total approximately 87,000 square feet.

In addition to the banking centers, we lease approximately 14,000 square feet in Houston, Texas, which we use as our Texas regional office.

We lease approximately 6,000 square feet in New York City, which was used as a LPO for CRE loans. We closed our New York CRE LPO in 2021. We subleased this property in January 2022. We also lease one location in Tampa, Florida which is primarily used as a LPO for C&I and CRE banking activities. In February 2023, the Company executed a new lease for 14,416 square feet office space in Tampa, Florida, which will house a new retail branch as well as a new Tampa Regional Office.

Our various leases have periodic escalation clauses and may have options for extensions and other customary terms.

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
Holders of record
As of February 22, 2023, there were 389 shareholders of record of the Company’s Class A common stock. The shareholders of record include Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders.
Dividends
In each of the four quarters of 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The Company declared cash dividends in an amount of $0.06 per share of common stock on December 8, 2021. Future dividends, if any, will be subject to our Board of Directors’ discretion and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, and other factors that our Board of Directors may deem relevant as well as applicable federal and state regulations. Under Florida law, the Company may only pay dividends if after giving effect to each dividend the Company would be able to pay its debts as they become due and the Company’s total assets would exceed the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of each dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those entitled to receive the dividend. In addition, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Also, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation—Payment of Dividends.”

Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock from August 29, 2018 to December 31, 2022, as compared to the cumulative total return on stocks included in the NASDAQ Composite Index and the KBW Nasdaq Regional Bank Index over such period. Our Class B common stock was converted into Class A common stock on November 18, 2021 pursuant to the Clean-Up Merger and is no longer outstanding. November 17, 2021 was the last day of trading of the Company's shares of Class B common stock. Cumulative total return expressed in Dollars assumes an investment of $100 on August 29, 2018 and reinvestment of dividends as paid.

Total Return Performance
$200
$150
$100
$50
8/29/2018 (1)
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
AMTB
NASDAQ Composite Index
KBW Bank Index

(1) Shares of Company Class A common stock were distributed in the Spin-off at the end of the day on Friday, August 10, 2018 and were listed for trading beginning on Monday, August 13, 2018.  Pursuant to S&P Global Market Intelligence data, August 29, 2018 is the first date pricing information was available for our common stock and no trading occurred until August 29, 2018.

Total Return Performance (in Dollars)	August 29, 2018	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
AMTB	$100.00	$72.28	$121.05	$84.44	$191.94	$149.11
NASDAQ Composite Index	100.00	81.82	110.64	158.92	192.92	129.06
KBW Bank Index	100.00	77.27	102.11	88.19	119.09	90.84
The above graph and table illustrate the performance of Company Class A from August 29, 2018, the first day that pricing information was available, and reflect:

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
The emphasis of this discussion will be on changes in the year ended December 31, 2022 with respect to 2021. See our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details on the Company’s financial condition and results of operations in 2021 and changes in the Company’s financial condition and results of operations from 2020 to 2021.

Overview

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company, the Cayman Bank, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate sixteen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we operate seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office (“LPO”) in Tampa, Florida. See “Item1-Business” for recent developments.

Emerging Growth Company

Prior to December 31, 2022, we were an EGC, as defined in the JOBS Act. As such, we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or SOX Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company benefited from the reporting exemptions and benefits mentioned above since it became a publicly traded company.

As of December 31, 2022, the Company determined that it was deemed a large accelerated filer effective as of that date, based on the aggregate worldwide market value of its voting and non-voting common stock held by the Company’s non-affiliates as of the last business day of the second quarter of 2022. Consequently, the Company determined that it no longer qualified as an EGC as of December 31, 2022 and, therefore, was unable to continue to take advantage of reporting exemptions and other benefits for an EGC under the JOBS Act.

Primary Factors Used to Evaluate Our Business
Results of Operations. In addition to net income or loss, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and expenses, and indicators of financial performance including return on assets (“ROA”) and return on equity (“ROE”). We also use certain non-GAAP financial measures in the internal evaluation and management of our businesses.
Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements, notes, debentures and other funding sources we may have from time to time. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, as well as premiums or discounts paid on loan purchases, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles (“GAAP”).
Changes in market interest rates and the interest we earn on interest-earning assets, or which we pay on interest-bearing liabilities, as well as the volumes and the types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, usually have the largest impact on periodic changes in our net interest spread, NIM and net interest income. We measure net interest income before and after the provision for credit losses.
Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances; (vii) income from derivative transaction with customers; (viii) derivative gains or losses, and (ix) other noninterest income. In addition, noninterest income in 2021 included a gain of $62.4 million on the sale of the Company’s Headquarters Building which is presented separately in the Company’s consolidated statement of operations and comprehensive income. See “Item 1- Business” for more details.
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

Our gains and losses on sales of securities are derived from sales from our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value.We also recognize unrealized gains or losses on changes in the valuation of marketable equity securities not held for trading.
Our gains or losses on sales of property and equipment are recorded at the date of the sale and presented as other noninterest income or expense in the period they occur.
Our fee income generated on customer interest rate swaps and other loan level derivatives are primarily dependent on volume of transactions completed with customers and are included in noninterest income.
In 2022, derivatives unrealized net gains of $0.5 million were primarily derived from changes in market value of uncovered interest rate caps with clients.

Other noninterest income includes mortgage banking income related to Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $3.4 million and $1.7 million in 2022 and 2021, respectively. Amerant Mortgage commenced operations in May 2021.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses, and (ix) other operating expenses. In addition, in 2022 noninterest expenses included: (i) estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider, and (ii) a non-routine charge of $3.4 million resulting from changes in the estimated fair value and related disposition costs of one OREO property in New York.

Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. In 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is included as a reduction to rent expense under lease agreements under occupancy and equipment cost. Prior to 2022, rental income primarily in connection with the previously-owned headquarters building is included as part of other noninterest income.

Professional and other services fees include legal, accounting and consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations. In 2022 and 2021, professional fees include expenses associated with the outsourcing of our internal audit function which began in the second quarter of 2021.
Loan-level derivative expenses are incurred in back-to-back derivative transactions with commercial loan clients and with brokers. The Company pays a fee upon inception of the back-to-back derivative transactions, corresponding to the spread between a wholesale rate and a retail rate.
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
Other operating expenses include community engagement, and other operational expenses. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
Noninterest expenses in 2022 and 2021 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s strategic initiatives. These actions include, but are not limited to reductions in workforce, streamlining operational processes, promoting the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. Other non-routine noninterest expenses include the effect of non-core banking activities such as the valuation of OREO and loans held for sale. The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Non-routine noninterest expense items
Restructuring costs:
Staff reduction costs (1)	$3,018	$3,604	$6,405
Contract termination costs (2)	7,103	—	—
Legal and Consulting fees (3)	3,625	1,689	—
Digital transformation expenses	45	412	3,116
Lease impairment charge (4)	1,579	810	—
Branch closure expenses (5)	33	542	2,404
Total restructuring costs	$15,403	$7,057	$11,925
Other non-routine noninterest expense items:
Other real estate owned valuation expense (6)	3,408	—	—
Loans held for sale valuation (reversal) expense (7)	159	—	—
Total non-routine noninterest expense items	$18,970	$7,057	$11,925
____________
(1)    Include severance expense of $3.0 million, $3.6 million and $6.4 million in 2022, 2021 and 2020, respectively. Severance expenses in 2022 were primarily related to the elimination of certain support functions due to the restructuring of business lines, as well severance expenses in connection with changes in certain positions. Severance expenses in 2021 were mainly in connection with the departure of the Company’s COO, the elimination of various support function positions, and other actions. In 2020, severance expenses were primarily in connection with a voluntary early retirement plan for certain eligible long-term employees ( the “2020 Voluntary Plan”) and an involuntary severance plan for certain other positions (the “2020 Involuntary Plan”). See Note 1 to our audited annual consolidated financial statements in this Form 10-K for more details on the 2020 Voluntary Plan and the 2020 Involuntary Plan.
(2)    Contract termination and related costs associated with third party vendors resulting from the engagement of our new technology provider.
(3) In 2022, includes: (i) $2.9 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.4 million in other non-routine expenses. In 2021, includes additional expenses of $1.5 million, including: (i) $0.8 million of expenses in connection with the merger and related transactions, and (ii) $0.7 million resulting from the Company’s transition to our new technology provider.
(4) In 2022, includes $1.6 million of Right-of-Use (“ROU”) asset impairment associated with the closure of a branch in Pembroke Pines, Florida in 2022. In 2021, includes $0.8 million of ROU asset impairment associated with the lease of the NY loan production office.
(5) In 2022 and 2021, includes lease termination expenses associated with the closure of a branch in Fort Lauderdale, Florida in 2021.
(6)    Fair value adjustment related to one OREO property in New York.
(7)    Valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.

Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, nonperforming and restructured assets. We also manage the adequacy of our allowance for credit losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
On January 1, 2022, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. See Note 1 to the audited consolidated financial statements in this Form 10-K for more details on the adoption of CECL by the Company. We review and update our allowance for expected credit losses periodically to calibrate loss estimation models based on our loan volumes, and credit and economic conditions in our markets. The models may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated periodically based on the type of loan and other factors.

Capital. Financial institution regulators have established minimum capital ratios for banks and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the CET1 capital ratio; (vii) the tangible equity ratio, and (viii) other factors, including market conditions.
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. The Company is focused on relationship-driven core deposits. The Company may also use third party providers of domestic sources of deposits as part of its balance sheet management strategies. In 2021, we changed our definition of core deposits to better align our presentation with the Company’s internal monitoring and overall liquidity strategy. Under this new definition, core deposits consist of total deposits excluding all time deposits. In prior periods, the Company used the FFIEC Uniform Bank Performance Report (the “UBPR”) definition of “core deposits,” which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.

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

Summary Results
Results for the year ended December 31, 2022 were as follows:
•Total assets were $9.1 billion at December 31, 2022, up $1.5 billion, or 19.5%, compared to $7.6 billion at December 31, 2021.
•Total gross loans, which include loans held for sale, were $6.9 billion at December 31, 2022, up $1.4 billion, or 24.3%, compared to $5.6 billion at December 31, 2021.
•Average yield on loans in 2022 was 4.92%, up compared to 3.92% in 2021.
•Total deposits were $7.0 billion at December 31, 2022, up $1.4 billion, or 25.1%, compared to December 31, 2021.
•Core deposits were $5.32 billion, at December 31, 2022, up $1.0 billion, or 23.8%, compared to $4.29 billion at December 31, 2021.
•Average cost of total deposits in 2022 was 0.80% compared to 0.49% in 2021.
•Net income attributable to the Company was $63.3 million in 2022, down $49.6 million, or 43.9%, from $112.9 million in 2021.

•Net interest income was $266.7 million in 2022, up $61.5 million, or 30.0%, from $205.1 million in 2021.

•Net interest margin was 3.53% in 2022, up 63 basis points from 2.90% in 2021.

•The Company recorded a provision for credit losses of $13.9 million in 2022, compared to a release from the allowance for credit losses (“ACL”) of $16.5 million in 2021. The ratio of allowance for credit losses to total loans held for investment was 1.22% as of December 31, 2022, compared to 1.29% as of December 31, 2021. The ratio of net charge-offs to average total loans held for investment in the year ended December 31, 2022 was 0.32%, compared to 0.44% in the year ended December 31, 2021. The ACL coverage of non-performing loans increased to 2.2x at December 31, 2022, from 1.4x at December 31, 2021.

•Loan to deposit ratio was 98.23% as of December 31, 2022 compared to 98.88% as of December 31, 2021.
•Assets Under Management and custody (“AUM”) totaled $2.00 billion as of December 31, 2022 a decrease of $0.2 billion, or 10.1%, compared to $2.22 billion as of December 31, 2021.
•Pre-provision net revenue (“PPNR”)1 was $93.9 million in 2022, a decrease of $36.3 million, or 27.9%, compared to $130.1 million in 2021. Core PPNR1 was $105.5 million in 2022, an increase of $35.6 million, or 50.9%, compared to $69.9 million in 2021.
•Noninterest income was $67.3 million in 2022, down $53.3 million, or 44.2%, from $120.6 million in 2021.
•Noninterest expense was $241.4 million in 2022, up $43.2 million, or 21.8%, from $198.2 million in 2021.

•The efficiency ratio was 72.3% in 2022, compared to 60.9% in 2021.

•Stockholders’ book value per common share attributable to the Company was $20.87 at December 31, 2022, compared to $23.18 at December 31, 2021. Tangible book value per common share1 was $20.19 as of December 31, 2022, compared to $22.55 at December 31, 2021.

1 Non-GAAP measure, see “Non-GAAP Financial Measures” for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

Net income (loss)
The table below sets forth certain results of operations data for the years ended December 31, 2022, 2021 and 2020:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Net interest income	$266,665	$205,141	$189,552	$61,524	30.0%	$15,589	8.2%
Provision for (reversal of) credit losses	13,945	(16,500)	88,620	30,445	(184.5)%	(105,120)	(118.6)%
Net interest income after provision for (reversal of) credit losses	252,720	221,641	100,932	31,079	14.0%	120,709	119.6%
Noninterest income	67,277	120,621	73,470	(53,344)	(44.2)%	47,151	64.2%
Noninterest expense	241,413	198,242	178,736	43,171	21.8%	19,506	10.9%
Income (loss) before income tax (expense) benefit	78,584	144,020	(4,334)	(65,436)	(45.4)%	148,354	NM
Income tax (expense) benefit	(16,621)	(33,709)	2,612	17,088	50.7%	(36,321)	NM
Net income (loss) before attribution of noncontrolling interest	61,963	110,311	(1,722)	(48,348)	(43.8)%	112,033	NM
Less: noncontrolling interest	(1,347)	(2,610)	—	1,263	48.4%	(2,610)	NM
Net income attributable to Amerant Bancorp Inc.	$63,310	$112,921	$(1,722)	$(49,611)	(43.9)%	$114,643	NM
Basic earnings (loss) per common share	$1.87	$3.04	$(0.04)	$(1.17)	(38.5)%	$3.08	NM
Diluted earnings (loss) per common share (1)	$1.85	$3.01	$(0.04)	$(1.16)	(38.5)%	$3.05	NM

__________________
(1)    At December 31, 2022 and 2021, potential dilutive instruments consist of unvested shares of restricted stock, restricted stock units and performance stock units (consisted of unvested shares of restricted stock and restricted stock units at December 31, 2020). See Note 23 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance stock units on earnings per share in 2022, 2021 and 2020.
NM - means not meaningful

2022 compared to 2021

In 2022, net income attributable to the Company was $63.3 million, or $1.85 per diluted share, compared to net income of $112.9 million, or $3.01 per diluted share, in 2021. The decrease of $49.6 million, or 43.93% , in 2022 compared to 2021 was primarily due to: (i) lower noninterest income mainly driven by the absence of a $62.4 million gain on the sale of the Company’s headquarters building in 2021; (ii) higher noninterest expenses, and (iii) the $13.9 million provision for credit losses in 2022, compared to a $16.5 million reversal from the allowance for credit losses in 2021. These results were partially offset by higher net interest income in 2022 compared to 2021.

In 2022 and 2021, net income attributable to the Company excludes a net loss of $1.3 million and $2.6 million, respectively, attributable to the non-controlling interest of Amerant Mortgage, which commenced operations in May 2021. These losses were calculated on the basis of a net loss from operations for Amerant Mortgage (including transactions with affiliates such as broker fees, interest expense and other operating expenses) of $3.3 million and $5.3 million, respectively. In the first quarter of 2022, the minority interest share in Amerant Mortgage changed from 49% to 42.6%. In addition, in the second quarter of 2022, the minority interest share in Amerant Mortgage changed from 42.6% to 20%. See “Item 1 - Business Developments” in this Form 10-K for more details on these changes with respect to our subsidiary Amerant Mortgage.

Net interest income was $266.7 million in 2022, an increase of $61.5 million, or 30.0%, from $205.1 million in 2021. This was primarily the result of: (i) higher average yields on loans, debt securities available for sale and held to maturity and interest earning deposits with banks; (ii) higher average balance of loans and debt securities held to maturity, and (iii) lower average balances of time deposits. These results were partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of FHLB advances; (iii) lower average balance of debt securities available for sale, and (iv) the cost of the subordinated debt issued in March 2022. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2022 which consisted of raising its benchmark rate by a total of 425 basis points during 2022. See “-Net interest Income” for more details.

Noninterest income was $67.3 million in 2022, a decrease of $53.3 million, or 44.2%, compared to $120.6 million in 2021. These results were mainly due to: (i) the absence of a gain on the sale of the Company’s headquarters building in 2021 of $62.4 million ; (ii) lower net gains on securities of $7.4 million, primarily due to lower gains on sale of debt securities available for sale; (iii) the absence of a gain of $3.8 million on the sale of $95.1 million of loans under the SBA’s Pay Check Protection Program (“PPP”) in 2021, and (iv) lower total brokerage, advisory and fiduciary activities. These results were partially offset by: (i) higher net gains on the early extinguishment of FHLB advances; (ii) higher loan-level derivative income; (iii) higher mortgage banking income; (iv) higher deposit and service fees; (v) net unrealized derivative gains of $0.5 million in 2022 related to interest rate caps with clients, and (vi) higher cards and trade finance servicing fees. In 2022, the Company recorded total net gains of $10.7 million on the early extinguishment of approximately $355 million of FHLB advances. In 2021, the Company recorded a loss of $2.5 million on the early extinguishment of approximately $235 million of FHLB advances. See “-Noninterest Income” for more details.

Noninterest expense was $241.4 million in 2022, an increase of $43.2 million, or 21.8%, from $198.2 million in 2021. This was primarily driven by higher advertising expenses, loan-level derivative expenses, occupancy and equipment costs, salaries and employee benefits, professional and other services fees and other operating expenses. Also, in 2022, noninterest expenses include: (i) $7.1 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; (ii) a non-routine charge of $3.4 million resulting from changes in the estimated fair value and related disposition costs of one OREO property in New York, and (iii) a valuation allowance of $0.2 million related to the change in fair value of New York loans held for sale. These increases were partially offset by lower depreciation and amortization expenses.See “-Noninterest Expense” for more details.

In 2022, noninterest expense included non-routine items of $19.0 million, compared to $7.1 million in 2021. Non-routine items in noninterest expense include restructuring costs of $15.4 million and $7.1 million in 2022 and 2021, respectively. In addition, in 2022, non-routine items in noninterest expense include: (i) a non-routine charge of $3.4 million resulting from the changes in the estimated fair value and related disposition costs of an OREO property in New York, and (ii) a valuation allowance of $0.2 million related to the change in fair value of New York loans held for sale. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In 2022 and 2021, we incurred $12.5 million and $7.1 million, respectively, in noninterest expenses related to Amerant Mortgage, which commenced operations in May 2021. These expenses included: (i) $8.9 million and $5.5 million in 2022 and 2021, respectively, related to salaries and employee benefits expenses, and (ii) $3.6 million and $1.6 million in 2022 and 2021, respectively, related to mortgage lending costs, professional fees and other noninterest expenses. Amerant Mortgage had 68 FTEs at December 31, 2022 compared to 72 FTEs at December 31, 2021.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2022, 2021 and 2020. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2022			2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1) (2)	$5,963,190	$293,210	4.92%	$5,514,110	$216,097	3.92%	$5,716,371	$220,898	3.86%
Debt securities available for sale (3)(4)	1,112,590	33,187	2.98%	1,194,505	26,953	2.26%	1,444,213	34,001	2.35%
Debt securities held to maturity (5)	192,397	5,657	2.94%	97,501	2,036	2.09%	66,136	1,343	2.03%
Debt securities held for trading	64	4	6.25%	165	5	3.03%	—	—	—%
Equity securities with readily determinable fair value not held for trading	9,560	—	—%	22,332	284	1.27%	24,290	452	1.86%
Federal Reserve Bank and FHLB stock	51,496	2,565	4.98%	53,106	2,222	4.18%	67,840	3,227	4.76%
Deposits with banks	231,402	4,153	1.79%	201,950	247	0.12%	202,026	633	0.31%
Total interest-earning assets	7,560,699	338,776	4.48%	7,083,669	247,844	3.50%	7,520,876	260,554	3.46%
Total non-interest-earning assets (6)	626,989			449,347			510,673
Total assets	$8,187,688			$7,533,016			$8,031,549

	Years Ended December 31,
	2022			2021			2020
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts:
Interest bearing DDA	1,872,100	15,118	0.81%	1,309,699	591	0.05%	1,154,166	439	0.04%
Money market	1,323,563	11,673	0.88%	1,311,278	3,483	0.27%	1,165,447	7,070	0.61%
Savings	319,631	135	0.04%	324,618	50	0.02%	321,766	58	0.02%
Total checking and saving accounts	3,515,294	26,926	0.77%	2,945,595	4,124	0.14%	2,641,379	7,567	0.29%
Time deposits	1,334,605	22,124	1.66%	1,668,459	23,766	1.42%	2,360,367	45,765	1.94%
Total deposits	4,849,899	49,050	1.01%	4,614,054	27,890	0.60%	5,001,746	53,332	1.07%
Securities sold under agreements to repurchase	32	1	3.13%	123	1	0.81%	252	1	0.40%
Advances from the FHLB and other borrowings (7)	911,448	15,092	1.66%	822,769	8,595	1.04%	1,116,899	13,168	1.18%
Senior notes	59,054	3,766	6.38%	58,737	3,768	6.42%	30,686	1,968	6.41%
Subordinated notes	23,853	1,172	4.91%	—	—	—%	—	—	—%
Junior subordinated debentures	64,178	3,030	4.72%	64,178	2,449	3.82%	66,402	2,533	3.81%
Total interest-bearing liabilities	5,908,464	72,111	1.22%	5,559,861	42,703	0.77%	6,215,985	71,002	1.14%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,286,570			1,046,766			876,393
Accounts payable, accrued liabilities and other liabilities	243,105			130,548			100,932
Total non-interest-bearing liabilities	1,529,675			1,177,314			977,325
Total liabilities	7,438,139			6,737,175			7,193,310
Stockholders' equity	749,549			795,841			838,239
Total liabilities and stockholders' equity	$8,187,688			$7,533,016			$8,031,549
Excess of average interest-earning assets over average interest-bearing liabilities	$1,652,235			$1,523,808			$1,304,891
Net interest income		$266,665			$205,141			$189,552
Net interest rate spread			3.26%			2.73%			2.32%
Net interest margin (8)			3.53%			2.90%			2.52%
Cost of total deposits (9)			0.80%			0.49%			0.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.96%			127.41%			120.99%
Average non-performing loans/ average total loans	0.51%			1.61%			1.12%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $57.5 million, $101.1 million and $91.5 million in the years ended December 31, 2022, 2021 and 2020, respectively. The average balance of total loans held for sale was $117.6 million, $72.7 million and $37 thousand in the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Includes average non-performing loans of $90.6 million, $90.6 million and $64.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income that would have been recognized on outstanding non-performing loans at December 31, 2022, 2021 and 2020 was $0.8 million, $6.2 million and $2.7 million in 2022, 2021 and 2020, respectively.

(3) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes includes average net unrealized losses of $62.3 million in 2022 and average net unrealized gains of $26.6 million and $35.5 million in 2021 and 2020, respectively.
(4)    Includes nontaxable securities with average balances of $18.4 million, $46.2 million and $72.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities was 3.00%, 1.76% and 2.94% for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5)    Includes nontaxable securities with average balances of $43.6 million, $50.2 million and $66.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax equivalent yield for these nontaxable securities was 3.46%, 2.58% and 2.57% for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(6)    Excludes the allowance for credit losses.
(7)    The terms of the advance agreement require the Bank to maintain certain investment securities or loans as collateral for these advances.
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

	Increase in Net Interest Income
	2022 vs 2021			2021 vs 2020
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$17,604	$59,509	$77,113	$(7,807)	$3,006	$(4,801)
Debt securities available for sale	(1,851)	8,085	6,234	(5,868)	(1,180)	(7,048)
Debt securities held to maturity	1,983	1,638	3,621	637	56	693
Debt securities held for trading	(3)	2	(1)	5	—	5
Equity securities with readily determinable fair value not held for trading	(162)	(122)	(284)	(36)	(132)	(168)
Federal Reserve Bank and FHLB stock	(67)	410	343	(701)	(304)	(1,005)
Deposits with banks	35	3,871	3,906	—	(386)	(386)
Total interest-earning assets	$17,539	$73,393	$90,932	$(13,770)	$1,060	$(12,710)
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$281	$14,246	$14,527	$62	$90	$152
Money market	33	8,157	8,190	890	(4,477)	(3,587)
Savings	(1)	86	85	1	(9)	(8)
Total checking and saving accounts	313	22,489	22,802	953	(4,396)	(3,443)
Time deposits	(4,741)	3,099	(1,642)	(13,423)	(8,576)	(21,999)
Total deposits	(4,428)	25,588	21,160	(12,470)	(12,972)	(25,442)
Securities sold under agreements to repurchase	(1)	1	—	(1)	1	—
Advances from the FHLB and other borrowings	922	5,575	6,497	(3,471)	(1,102)	(4,573)
Senior notes	20	(22)	(2)	1,798	2	1,800
Subordinated notes	1,172	—	1,172	—	—	—
Junior subordinated debentures	—	581	581	(85)	1	(84)
Total interest-bearing liabilities	$(2,315)	$31,723	$29,408	$(14,229)	$(14,070)	$(28,299)
Increase in net interest income	$19,854	$41,670	$61,524	$459	$15,130	$15,589

In March 2022, the Federal Reserve increased its benchmark interest rate by 25 basis points as a key tool to help reduce inflationary pressures. This first increase was followed by 6 additional increases in the Federal Reserve’s benchmark interest rates in 2022 (50 basis points in May 2022, 75 basis points in each June 2022, July 2022, September 2022 and November 2022, and 50 basis points in December 2022) which resulted in a total increase of 425 basis points year-to- date. This accumulated increase of 425 basis point in the Federal Reserve’s benchmark interest rates in 2022 contributed to the increase in net interest income the Company experienced in 2022.

In 2022, the Company continued seeking opportunities to improve NIM through: (i) purchases of single-family residential loans through Amerant Mortgage; (ii) continued purchases of consumer loans under indirect lending programs; (iii) originations of commercial loans and leases under a new white label equipment finance solution launched in the second quarter of 2022, and (iv) originations of consumer loans under a separate white label program. In addition, in 2022 we believe that changes in deposit rates managed on a case-by-case-basis, curtailed increase in deposit costs during the period. Furthermore, in 2022, in light of the rising rate environment, the Company actively managed the duration of FHLB advances by: (i) repaying $530.0 million in callable FHLB advances, and (ii) borrowing $550.0 million in longer-term advances to extend the duration of this portfolio and lock-in fixed interest rates. Lastly, in the first quarter of 2022, we completed a private placement of $30 million of 4.25% fixed-to-floating rate subordinated notes due 2032. See discussions further below for more details on the subordinated notes.

Net interest income
2022 compared to 2021
In 2022, net interest income was $266.7 million, an increase of $61.5 million, or 30.0%, from $205.1 million in 2021. This was mainly driven by: (i) an increase of 98 basis points in the yield on total interest earning assets, mainly loans, debt securities available for sale and held to maturity and interest earnings deposits with banks; (ii) higher average balance of loans and debt securities held to maturity, and (iii) lower average balance of time deposits. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of FHLB advances, and (iii) a decrease of $81.9 million, or 6.9% in the average balance of debt securities available for sale. In addition, 2022 includes the additional interest expense associated with subordinated notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2022, which consisted of raising its benchmark rate by a total of 425 basis points in 2022. Net interest margin was 3.53% in 2022, an increase of 63 basis points from 2.9% in 2021. See discussions further below for more details.

Interest Income. Total interest income was $338.8 million in 2022, an increase of $90.9 million, or 36.7% compared to $247.8 million in 2021. This was primarily driven by a 98 basis points increase in the average yield on total interest earning assets, mainly driven by higher market rates on loans, debt securities available for sale and held to maturity and interest earning deposits with banks. In addition, there were increases of $449.1 million, or 8.1%, and $94.9 million, or 97.3%, in the average balance of loans and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $81.9 million, or 6.9%, in the average balance of debt securities available for sale. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on loans in 2022 was $293.2 million, an increase of $77.1 million, or 35.7%, compared to $216.1 million in 2021. This result was primarily due to a 100 basis points increase in average yields, mainly attributable to higher market rates as well as higher-yielding consumer loans purchased throughout 2021 and 2022. Also, in 2022, there was an increase of $449.1 million, or 8.1%, in the average balance of loans compared to 2021, mainly attributable to: (i) purchases of consumer loans under indirect lending programs as discussed above; (ii) higher volumes of single-family residential loans; (iii) higher volumes of commercial loans primarily driven by our loan origination and cross-sale efforts in 2022, including, among other things, loans originated under a white-label equipment financing solution launched in 2022, and (iv) consumer loans originated under a white-label program launched in 2022. The increase in the average balance of loans was partially offset by: (i) a lower average balance of CRE loans, mainly driven by prepayments during the period; (ii) the sale of approximately $57.3 million and $49.4 million in the first quarter of 2022 and the fourth quarter of 2021, respectively, of New York real estate loans, and (iii) the sale of and forgiveness of PPP loans in 2021. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information. See “Loans” for more detailed on the sale of NY real estate loans.

Interest income on debt securities available for sale was $33.2 million in 2022, an increase of $6.2 million, or 23.1%, compared to $27.0 million in 2021. This was mainly due to an increase of 72 basis points in average yields, primarily on lower prepayments and higher market rates. This was partially offset by a decrease of $81.9 million, or 6.9%, in the average balance of these securities. The decline in the average balance was primarily due to prepayments and a decrease in carrying value due to market rates increasing throughout 2022. In 2022, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $62.3 million compared to accumulated net unrealized gain of $26.6 million in 2021. As of December 31, 2022, corporate debt securities comprised 26.5% of the available-for-sale portfolio, down from 30.4% at December 31, 2021. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of December 31, 2022, floating rate investments represent 13.2% of our total investment portfolio compared to 10.6% at December 31, 2021. In addition, the overall duration increased to 4.9 years at December 31, 2022 from 3.6 years at December 31, 2021, which was primarily due to lower expected and actual mortgage-backed securities prepayments resulting from increased market interest rates. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities held to maturity was $5.7 million in 2022, an increase of $3.6 million, or 177.8%, compared to $2.0 million in 2021. This was mainly due to an increase of 85 basis points in average yields, primarily driven by higher market rates. In addition, there was an increase of $94.9 million, or 97.3% in the average balance of these securities.

Interest Expense. Interest expense was $72.1 million in 2022, an increase of $29.4 million, or 68.9%, compared to $42.7 million in 2021. This was primarily due to: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of FHLB advances, and (iii) the additional interest expense associated with the subordinated notes issued in March 2022. This was partially offset by: (i) a decrease of $333.9 million, or 20.0%, in the average balance of time deposits.

Interest expense on interest-bearing deposits was $49.1 million in 2022, an increase of $21.2 million or 75.9%, compared to $27.9 million in 2021. This increase was mainly driven by: (i) higher cost of total deposits, and (ii) an increase of $569.7 million, or 19.3%, in the average balance on interest bearing checking and savings accounts. This increase was partially offset by: (i) a decrease of $333.9 million, or 20.0%, in the average balance of total time deposits. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $1.6 million, or 6.9%, in 2022 compared to 2021. This was mainly driven by a decrease of $333.9 million, or 20.0%, in the average balance, including a decrease of $90.4 million in the average balance of international time deposits. These declines were partially offset by an increase of 24 basis points in the average cost of total time deposits. The decline in the average balance of total time deposits include decreases of $218.9 million, $54.7 million and $60.3 million, in customer certificate of deposits (“CDs”), brokered deposits and online deposits, respectively. The decline in customer CDs reflects the Company’s continued efforts to aggressively lower CD rates and focus on increasing core deposits and emphasizing multiproduct relationships versus single product higher-cost CDs.

•Interest bearing checking and savings accounts. Interest expense on total interest bearing checking and savings accounts increased $22.8 million, or 552.9%, in 2022 compared to 2021, mainly due to an increase of 63 basis points in the average costs of these instruments. In addition, there was an increase of $569.7 million, or 19.3% in the average balance of total interest bearing checking and savings accounts in 2022 compared to 2021, mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers as well as new large customer relationships in 2022, and (iii) an increase of $53.5 million, or 2.6%, in the average balance of international accounts, including increases of $26.2 million or 1.5%, and $27.3 million, or 7.5%, in personal and commercial accounts, respectively. These increases in average balances were partially offset by a decline of $75.3 million in the average balance of third-party interest-bearing domestic brokered deposits in 2022 compared to 2021, as the Company continued to focus on reducing reliance on this source of funding.

Interest expense on FHLB advances increased $6.5 million, or 75.6%, in 2022 compared to 2021, mainly due to an increase of 62 basis points in the average rate paid on these borrowings. In addition, there was an increase of $88.7 million or 10.8%, in the average balance on this funding source. In 2022 and 2021, interest expense on FHLB advances includes $1.9 million and $1.2 million, respectively, related to the amortization of a $6.6 million penalty fee as result of the restructuring of $285 million in fixed-rate FHLB advances in May 2021. In the first half of 2022, the Company borrowed $550 million in longer-term fixed FHLB advances and repaid $530 million in FHLB callable advances to extend the duration of this portfolio and lock-in fixed interest rates. In addition, in the third quarter of 2022, the Company borrowed $150.0 million in fixed-rate FHLB advances to support loan growth. Lastly, in the fourth quarter of 2022, the Company repaid approximately $175.0 million of FHLB advances as we took advantage of the increased market valuation of these instruments at the time of repayment. See discussions further below for more details on the $285 million FHLB advances restructuring completed in May 2021.

Interest expense on subordinated notes was $1.2 million in 2022. We had no interest expense on subordinated notes in 2021. See “Capital Resources and Liquidity Management” in this Form 10-K for more information on the Subordinated Notes.
Interest expense on junior subordinated debentures increased $0.6 million, or 23.7%, in 2022 compared to 2021, mainly driven by (i) the maturity of existing cash flow hedges and (ii) new cash flow hedge agreements in place related to the subordinated debentures. See Note 12 “Derivative Instruments” in our audited annual consolidated financial statements in this Form 10-K for more details regarding this activity. The combined impact of the maturation of existing and new agreements in place resulted in an increase of 90 basis points in the average rate paid on these instruments.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2022	2021	2020	2019	2018
Balance at the beginning of the period	$69,899	$110,902	$52,223	$61,762	$72,000
Cumulative effect of adoption of accounting principle (1)	18,674	—	—	—	—
Charge-offs
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$(3,852)	$(11,062)	$—	$—	$(5,839)
Single-family residential	(10)	(218)	(27)	(136)	(27)
Owner occupied	—	—	(75)	—	—
	(3,862)	(11,280)	(102)	(136)	(5,866)
Commercial	(9,114)	(13,227)	(29,883)	(2,970)	(3,662)
Consumer and others	(9,122)	(3,273)	(573)	(638)	(167)
	(22,098)	(27,780)	(30,558)	(3,744)	(9,695)

International Loans (2):
Commercial	—	—	(34)	(62)	(1,473)
Single-family residential	(4)	—	—	—	—
Consumer and others	(4)	—	(269)	(5,033)	(1,392)
	(8)	—	(303)	(5,095)	(2,865)
Total Charge-offs	$(22,106)	$(27,780)	$(30,861)	$(8,839)	$(12,560)

Recoveries
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—	$39
Multi-family residential	—	—	—	—	—
Land development and construction loans	47	125	—	190	173
	47	125	—	190	212
Single-family residential	199	131	120	230	176
Owner occupied	—	—	—	19	891
	246	256	120	439	1,279
Commercial	1,714	1,825	319	1,207	435
Consumer and others	134	345	58	13	46
	2,094	2,426	497	1,659	1,760

International Loans (2):
Real Estate
Single-family residential	—	—	—	—	4
Commercial	971	788	124	485	41
Consumer and others	23	63	299	306	142
	994	851	423	791	187
Total Recoveries	$3,088	$3,277	$920	$2,450	$1,947

Net charge-offs	(19,018)	(24,503)	(29,941)	(6,389)	(10,613)
Provision for (reversal of) credit losses	13,945	(16,500)	88,620	(3,150)	375
Balance at the end of the period	$83,500	$69,899	$110,902	$52,223	$61,762

______________
(1) See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of the new accounting standard on estimating expected credit losses on financial instruments (CECL).
(2) Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

2022 compared to 2021
The Company adopted CECL in 2022 using a modified retrospective approach. As a result of the CECL adoption, the ACL increased $18.9 million as of January 1, 2022. The Company recorded a provision for credit losses of $13.9 million in 2022, compared to a release from the ACL of $16.5 million in 2021. Also the company recorded $19.0 million in net charge-offs, a decrease compare to $24MM in 2021. The $13.9 million provision for credit losses in 2022 includes $17.7 million for loan growth and $15.2 million in additional reserves requirements for charge-off on loans which had no reserves from previous periods. These results were partially offset by releases from the ACL in 2022, including: (i) $15.9 million as a result of loss factor updates; and (ii) 3.1 million due to recoveries.

While most of the measures and restrictions enacted during the COVID-19 pandemic have been lifted, and businesses have reopened, generally, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s loan portfolio cannot be accurately predicted at this time.

Additionally, in late September 2022, the Hurricane impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. See - “Hurricane Ian” in “Item1- Business” for more information about the Hurricane. The Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane, and the Company has not identified any immediate significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company has been in contact with the impacted borrowers and has been performing site visits as well. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the ACL are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods. There was no impact to our Tampa, FL operation as a result of the Hurricane.

During 2022, charge-offs decreased $5.7 million, or 20.4%, compared to 2021. In 2022, charge-offs included: (i) $6.1 million related to two commercial nonaccrual loans paid off during the period, including $3.6 million related to a Miami-based U.S. coffee trader (“the Coffee Trader”) and $2.5 million related to other loan; (ii) $3.9 million related to a New York based non-owner occupied loan; (iii) $3.0 million related to multiple commercial loans, and (iv) an aggregate $9.1 million related to multiple consumer loans. In 2022, the Company changed its policy for charging off unsecured consumer loans when balances are past-due 90 days or more. Previously, the Company charged-off these loan types when balances were 120 days past due. The Company believes this change is in line with prevalent practices in the marketplace. As a result of the change in policy, charge-offs in 2022 include $3.4 million from this policy change. In 2021, charge-offs included: (i) $11.1 million related to two non-owner occupied loans, including $7.9 million related to a single-tenant loan in New York which was sold in the fourth quarter of 2021, and $3.2 million related to a loan in New York transferred to OREO in the third quarter of 2021; (ii) $13.2 million primarily related to commercial loans, mainly comprised of $5.7 million in connection with the Coffee Trader, and a total of $5.6 million related to four commercial loans over $1 million each, and (iii) an aggregate of $3.1 million of charge-offs related to consumer loans purchased under indirect lending programs. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.32% in 2022 compared to 0.44% in 2021.

In the fourth quarter of 2022, the Company placed in nonaccrual status a New York-based non-owner occupied loan in the retail industry with a carrying amount of $24.0 million. The Company had charged-off $3.9 million in the fourth quarter of 2022. The Company is in the process of obtaining title to the property and expects to complete the transfer to OREO in the first quarter of 2023.

As of December 31, 2021, the Coffee Trader had an outstanding balance of approximately $9.1 million. In the second quarter of 2022, the Company collected a partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the ACL. Therefore, as of December 31, 2022, there were no outstanding balances associated with this loan relationship.

During 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months, to support current ACL levels. No additional provision for credit loss was deemed necessary as a result of these valuations.

We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2022		2021		2020		2022 vs 2021		2021 vs 2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$18,592	27.6%	$17,214	14.3%	$15,838	21.6%	$1,378	8.0%	$1,376	8.7%
Brokerage, advisory and fiduciary activities	17,708	26.3%	18,616	15.4%	16,949	23.1%	(908)	(4.9)%	1,667	9.8%
Loan-level derivative income (1)	10,360	15.4%	3,951	3.3%	3,173	4.3%	6,409	162.2%	778	24.5%
Change in cash surrender value of bank owned life insurance (BOLI)(2)	5,406	8.0%	5,459	4.5%	5,695	7.8%	(53)	(1.0)%	(236)	(4.1)%
Cards and trade finance servicing fees	2,276	3.4%	1,771	1.5%	1,346	1.8%	505	28.5%	425	31.6%
Gain on sale of sale of Headquarters Building (3)	—	—%	62,387	51.7%	—	—%	(62,387)	—%	62,387	N/M
Securities (losses) gains, net (4)	(3,689)	(5.5)%	3,740	3.1%	26,990	36.7%	(7,429)	(198.6)%	(23,250)	(86.1)%
Gain (loss) on early extinguishment of FHLB advances, net	10,678	15.9%	(2,488)	(2.1)%	(73)	(0.1)%	13,166	N/M	(2,415)	N/M
Derivatives gains (losses,) net (5)	455	1%	—	—%	—	—%	455	N/M	—	—%
Other noninterest income (6)(7)	5,491	8.2%	9,971	8.3%	3,552	4.8%	(4,480)	(44.9)%	6,419	180.7%
Total noninterest income	$67,277	100.0%	$120,621	100.0%	$73,470	100.0%	$(53,344)	(44.2)%	$47,151	64.2%
__________________
(1)     Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $8.1 million, $0.8 million and $0.3 million in 2022, 2021 and 2020, respectively, which are included in noninterest expenses.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3) The Company sold its Coral Gables headquarters for $135.0 million, with an approximate carrying value of $69.9 million at the time of sale and transaction costs of $2.6 million. The Company leased-back the property for an 18-year term.
(4) Includes: (i) net loss on sale of debt securities of $2.4 million in the 2022 and net gains on sale of debt securities of $4.3 million and $26.5 million in 2021 and 2020, respectively, and (ii) and unrealized losses of $1.3 million and $0.6 million in 2022 and 2021, respectively and unrealized gains of $0.5 million in 2020 related to the change in fair value of marketable equity securities not held for trading. In addition, includes realized losses of $42 thousand on the sale of a mutual fund with a fair value of $23.4 million at the time of the sale in 2021.
(5)     Net unrealized gains and losses related to uncovered interest rate caps with clients.
(6)    Includes: (i) mortgage banking income of $3.4 million and $1.7 million in 2022 and 2021, respectively, primarily consisting of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income; (ii) a gain of $3.8 million on the sale of PPP loans in 2021, and (iii) a loss of $1.7 million on the sale of the Beacon Operations Center in 2020. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
(7)    Beginning in 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In addition, in 2022, we had additional rental income in connection with the sublease of the NYC office space. Total rental income from subleases was $3.3 million, $2.9 million and $3.0 million, in 2022, 2021 and 2020, respectively.
N/M Means not meaningful

2022 compared to 2021
Total noninterest income decreased $53.3 million, or 44.2%, in 2022 compared to 2021. These results were mainly due to: (i) the absence of a gain of $62.4 million on the sale of the Company’s headquarters building in 2021 further described below; (ii) lower net gains on securities of $7.4 million, primarily due to lower gains on sale of debt securities available for sale and a loss of $2.5 million on the sale of corporate securities, mainly private-label commercial mortgage-backed securities; (iii) lower other noninterest income, and (iv) lower total brokerage, advisory and fiduciary activities. These results were partially offset by: (i) higher net gains on the early extinguishment of FHLB advances; (ii) higher loan-level derivative income; (iii) higher deposit and service fees; (iv) net unrealized gains on derivative valuation of $0.5 million in 2022 related to interest rate caps with clients, and (v) higher cards and trade finance servicing fees.

In 2022, the Company recorded total net gains of $10.7 million on the early extinguishment of approximately $705 million of FHLB advances. In 2021, the Company recorded a loss of $2.5 million on the early extinguishment of approximately $235 million of FHLB advances.
Other noninterest income decreased $4.5 million, or 44.9%, in 2022 compared to 2021, mainly due to the absence of a gain of $3.8 million on the sale of $95.1 million of PPP loans in 2021. This was partially offset by: (i) an increase in mortgage banking income of $1.7 million in 2022 compared to 2021, and (ii) higher income from foreign currency exchange transactions with customers. Beginning in 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from this source was $2.9 million in each 2022 and 2021. In addition, 2022 includes additional rental income of $0.4 million associated with the sublease of NY office space.

Brokerage, advisory and fiduciary activity fees decreased $0.9 million, or 4.9%, in 2022 compared to 2021, mainly driven by a decrease in advisory fees as a result of lower market valuations of AUM in our client’s advisory accounts.

Our AUM totaled $2.0 billion at December 31, 2022, a decrease of $225.4 million, or 10.1%, from $2.22 billion at December 31, 2021, primarily driven by lower market valuations, due to decreased valuations in equity and fixed income markets.

Loan-level derivative income increased $6.4 million, or 162.2%, in 2022 compared to 2021, mainly driven by a higher volume of interest rate swap transactions with clients.
Deposits and service fees increased $1.4 million, or 8.0%, in 2022 compared to 2021, mainly driven by higher service charge fee income and higher wire transfer fees from increased activity.

Cards and trade finance servicing fees increased $0.5 million, or 28.5%, in 2022 compared to 2021, mainly driven by higher debit cards interchange fee income.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2022		2021		2020		2022 vs 2021		2021 vs 2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits (1)	$123,510	51.2%	$117,585	59.3%	$111,469	62.4%	$5,925	5.0%	$6,116	5.5%
Occupancy and equipment (2)(3)	27,393	11.3%	20,364	10.3%	17,624	9.9%	7,029	34.5%	2,740	15.5%
Professional and other services fees (4)	22,142	9.2%	19,096	9.6%	13,129	7.3%	3,046	16.0%	5,967	45.4%
Telecommunications and data processing	14,735	6.1%	14,949	7.5%	12,931	7.2%	(214)	(1.4)%	2,018	15.6%
Loan-level derivative expense(5)	8,146	3.4%	815	0.4%	330	0.2%	7,331	899.5%	485	147.0%
Depreciation and amortization(6)	5,883	2.4%	7,269	3.7%	9,385	5.3%	(1,386)	(19.1)%	(2,116)	(22.5)%
FDIC assessments and insurance	6,598	2.7%	6,423	3.2%	6,141	3.4%	175	2.7%	282	4.6%
Loans held for sale valuation expense (7)	159	0.1%	—	—%	—	—%	159	N/M	—	—%
Other real estate owned valuation expense (8)	3,408	1.4%	—	—%	—	—%	3,408	N/M	—	—%
Contract termination costs (9)	7,103	2.9%	—	—%	—	—%	7,103	N/M	—	—%
Advertising expenses	11,620	4.8%	3,382	1.7%	1,600	0.9%	8,238	243.6%	1,782	111.4%
Other operating expenses (10)	10,716	4.5%	8,359	4.3%	6,127	3.4%	2,357	28.2%	2,232	36.4%
Total noninterest expenses (11)	$241,413	100.0%	$198,242	100.0%	$178,736	100.0%	$43,171	21.8%	$19,506	10.9%
____________
(1)    Include severance expense of $3.0 million, $3.6 million and $6.4 million in 2022, 2021 and 2020, respectively. Severance expenses in 2022 were primarily related to the elimination of certain support functions due to the restructuring of business lines, as well severance expenses in connection with changes in certain positions. Severance expenses in 2021 were mainly in connection with the departure of the Company’s COO, the elimination of various support function positions, and other actions. In 2020, severance expenses were primarily in connection with a voluntary early retirement plan for certain eligible long-term employees ( the “2020 Voluntary Plan”) and an involuntary severance plan for certain other positions (the “2020 Involuntary Plan”). See Note 1 to our audited annual consolidated financial statements in this Form 10-K for more details on the 2020 Voluntary Plan and the 2020 Involuntary Plan.
(2)    In 2022 and 2021, includes ROU asset impairment charges of $1.6 million and $0.8 million, respectively, in connection with the closure of a branch in Pembroke Pines, Florida in 2022, and the close of our NY loan production office in 2021. In addition, in 2022 and 2021, includes lease termination expenses associated with the closure of a branch in Fort Lauderdale, Florida in 2021.
(3) Beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In addition, in 2022, we had additional rental income in connection with the sublease of the NYC office space. Total rental income from subleases was $3.3 million, $2.9 million and $3.0 million, in 2022, 2021 and 2020, respectively.
(4) In 2022, includes additional expenses of $3.6 million, including: (i) $2.9 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.4 million in other non-routine expenses. In 2021, includes additional expenses of $1.5 million, including: (i) $0.8 million of expenses in connection with the merger and related transactions, and (ii) $0.7 million resulting from the Company’s transition to our new technology provider.
(5) Includes service fees in connection with our loan-level derivative income generation activities.
(6) In 2021 and 2020, includes $1.8 million and $2.1 million, respectively, of depreciation expense associated with the Company’s previously owned headquarters building. No depreciation expense related to the headquarters building was recorded in 2022 as this property was sold and leased-back in the fourth quarter of 2021.
(7)    Valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.
(8)    Fair value adjustment related to one OREO property in New York.
(9)    Estimated contract terminations and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(10)    Includes charitable contributions, community engagement, postage and courier expenses, provisions for estimated credit losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.
(11)    Includes $12.5 million and $7.1 million in 2022 and 2021, respectively, related to mortgage banking activities, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM Means not meaningful

2022 compared to 2021
Noninterest expense increased $43.2 million, or 21.8%, in 2022 compared to 2021, mainly driven by advertising expenses, loan-level derivative expenses, occupancy and equipment costs, salaries and employee benefits, professional and other services fees and other operating expenses. Also, in 2022, the Company incurred additional expenses, including: (i) $7.1 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; (ii) a non-routine charge of $3.4 million resulting from changes in the estimated fair value and related disposition costs of one OREO property in New York, and (iii) a valuation allowance of $0.2 million related to the change in fair value of New York loans held for sale. These increases were partially offset by lower depreciation and amortization expenses.

Advertising expenses increased $8.2 million, or 243.6%, in 2022 compared to 2021, mainly as a result of the Company’s efforts to build brand awareness as well as account opening campaigns and different market efforts to drive or increase digital and branch traffic. These impactful campaigns include out-of-home advertising and various campaigns via social media and public relations. In addition, in July 2022, we entered into a new multi-year agreement to become the official bank of the NBA’s Miami Heat and we also entered into a new multi-year agreement as a proud partner of the NHL’s Florida Panthers (the “Florida Panthers”). Also, in November 2022, the Company expanded its partnership with the Florida Panthers by entering into a multi-year agreement to become the official bank of the sport team. Furthermore, we continue to leverage other local partnerships with the University of Miami Athletics, United Way and Habitat for Humanity.

Loan-level derivative expense increased $7.3 million, or 899.5%, in 2022 compared to 2021, mainly driven by a higher volume of interest rate swap transactions with clients.
Occupancy and equipment expenses increased $7.0 million, or 34.5%, in 2022 compared to 2021, mainly driven by additional rent expense of $10.1 million associated with the previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In addition, in 2022, the Company recorded a lease impairment charge of $1.6 million related to the closure of a branch, in Pembroke Pines, Florida. These increases were partially offset by the absence of a lease impairment of $0.8 million in 2021 in connection with the closing of the New York LPO. Additionally, beginning in the three months ended March 31, 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from this source was $2.9 million in each 2022 and 2021. In addition, 2022 includes additional rental income of $0.4 million associated with the sublease of NY office space.

Salaries and employment benefits increased $5.9 million, or 5.0%, in 2022 compared to 2021, mainly due to: (i) higher non-equity variable compensation; (ii) higher equity variable compensation in connection with the long term incentive program; (iii) commissions paid primarily related to loan origination efforts in the mortgage banking area, and (iv) additional compensation expenses in connection with a new employee stock repurchase plan launched in 2022. These results were partially offset by: (i) lower severance expenses, and (ii) decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts. At December 31, 2022, our FTEs were 692, a net decrease of 71 FTEs, or 9.3% compared to 763 FTEs at December 31, 2021. In the second quarter of 2022, the company rebalanced its workforce in the mortgage banking business in light of current market conditions. In addition, as a result of the Company’s agreement with our new technology provider there were 80 FTEs who were moved to FIS® at the beginning of 2022, reducing the Company’s total FTEs to 683 effective January 1, 2022.

Professional and other services fees increased $3.0 million, or 16.0%, in 2022 compared to 2021, mainly driven by: (i) an increase of $2.2 million in consulting fees resulting from the Company’s transition to our new technology provider; (ii) higher expenses related to the onboarding of a new firm as a result of the outsourcing of the Company’s internal audit function late in the third quarter of 2021; (iii) higher search and recruitment expenses, and (iv) higher accounting fees in connection with the CECL adoption in 2022.

Other operating expenses increased $2.4 million, or 28.2%, in 2022 compared to 2021. This includes increases in indirect loan costs, contributions and donations, public relations expenses, OREO real estate taxes, other smaller expenses. In addition, in 2022 the Company had no provision or reversals for estimated expected credit losses on contingent loans, compared to a reversal of $0.3 million in 2021.

Depreciation and amortization expense decreased $1.4 million, or 19.1%, in 2022 compared to 2021.This was mainly due to the absence of depreciation expense related to the Company’s previously-owned headquarters building, as this property was sold and leased-back in the fourth quarter of 2021. In 2021, the Company recorded $1.8 million of depreciation expense associated with the headquarters building.

In 2022 and 2021, there were expenses in connection with our mortgage banking operation of $12.5 million and $7.1 million, respectively. These expenses included: (i) $8.9 million and $5.5 million in 2022 and 2021, respectively, related to salaries and employee benefits expenses, and (ii) $3.6 million and $1.6 million in 2022 and 2021, respectively, related to mortgage lending costs, professional fees and other noninterest expenses. We commenced our mortgage banking operation in May 2021.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Income (loss) before income tax expense (benefit)	$78,584	$144,020	$(4,334)	(65,436)	(45.4)%	$148,354	NM
Current tax expense:
Federal	15,609	23,225	7,401	(7,616)	(32.8)%	15,824	213.8%
State	1,116	4,681	2,163	(3,565)	(76.2)%	2,518	116.4%
	16,725	27,906	9,564	(11,181)	(40.1)%	18,342	191.8%
Deferred tax expense (benefit)	(104)	5,803	(12,176)	(5,907)	(101.8)%	17,979	(147.7)%
Income tax expense (benefit)	$16,621	$33,709	$(2,612)	$(17,088)	(50.7)%	$36,321	NM
Effective income tax rate	21.15%	23.41%	60.27%	(2.26)%	(9.7)%	(36.86)%	(61.2)%
______________
NM - means not meaningful

2022 compared to 2021
We recorded an income tax expense of $16.6 million in 2022 compared to $33.7 million in 2021. The decrease in income tax expense in 2022 was mainly driven by lower income before income taxes in 2022 compared to 2021, as prior year included a $62.4 million gain on sale of the Company’s headquarters building in 2021.In addition, there was a lower effective income tax rate in 2022 compared to the prior year, primarily due to lower state income tax and the rate differential on deferred items.

As of December 31, 2022, the Company’s net deferred tax asset was $48.7 million, an increase of $37.4 million, or 331.0% compared to $11.3 million as of December 31, 2021. This increase is primarily due to the tax effect of: (i) $32.4 million increase in connection with $127.7 million in net unrealized holding losses on debt securities available for sale in 2022, and (ii) $4.8 million increase in connection with the adoption of the CECL accounting standard in 2022.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with GAAP with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR),”and “tangible stockholders’ equity book value per common share”. This supplemental information is not required by or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures” and they should not be considered in isolation or as a substitute for the GAAP measures presented herein.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the Company’s adoption of CECL in the year ended December 31, 2022, as well as the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2022, including the effect of non-core banking activities such as the sale of loans and securities, the valuation of securities, derivatives, loans held for sale and other real estate owned, the sale of our corporate headquarters in the fourth quarter of 2021, and other non-routine actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non GAAP financial measures, as of the dates presented:

	December 31,
(in thousands)	2022	2021

Net income attributable to Amerant Bancorp Inc.	$63,310	$112,921
Plus: provision for (reversal of) credit losses (1)	13,945	(16,500)
Plus: provision for income tax expense (2)	16,621	33,709
Pre-provision net revenue (PPNR)	$93,876	$130,130
Plus: non-routine noninterest expense items	18,970	7,057
Less: non-routine noninterest income items	(7,367)	(67,280)
Core pre-provision net revenue (Core PPNR)	$105,479	$69,907

Non-routine noninterest income items:
Gain on sale of Headquarters building (2)	—	62,387
Derivative gains, net	455	—
Securities (loss) gains, net	(3,689)	3,740
Gain (loss) on early extinguishment of FHLB advances, net	10,678	(2,488)
(Loss) gain on sale of loans	(77)	3,641
Total non-routine noninterest income items	$7,367	$67,280

Non-routine noninterest expense items
Restructuring costs (3)
Staff reduction costs (4)	3,018	3,604
Contract termination costs (5)	7,103	—
Legal and Consulting fees (6)	3,625	1,689
Digital transformation expenses	45	412
Lease impairment charge (7)	1,579	810
Branch closure expenses (8)	33	542
Total restructuring costs	$15,403	$7,057
Other non-routine noninterest expense items:
Other real estate owned valuation expense (9)	3,408	—
Loans held for sale valuation (reversal) expense (10)	159	—
Total non-routine noninterest expense items	$18,970	$7,057
(1)     The Company adopted CECL on January 1, 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of the new accounting standard on estimating expected credit losses on financial instruments (CECL).
(2)    The Company sold its Coral Gables headquarters for $135 million, with an approximate carrying value of $69.9 million at the time of sale and transaction costs of $2.6 million. The Company leased-back the property for an 18-year term. The provision for income tax expense includes approximately $16.1 million related to this transaction in the year ended December 31, 2021.
(3) Expenses incurred for actions designed to implement the Company’s strategy. These actions include, but are not limited to, reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(4)    In 2022, includes expenses primarily in connection with changes in certain positions within our business units, restructuring of business lines and the outsourcing of certain support functions. In 2021, includes expenses in connection with the departure of the Company's Chief Operating Officer and the elimination of various other support function positions, including the NYC LPO.
(5)     Contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS.
(6)    In the year ended December 31, 2022, includes: (i) $2.9 million in connection with the engagement of FIS; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.4 million in other expenses. In the year ended December 31, 2021, includes: (i) expenses in connection with the engagement of FIS of $0.7 million, and (ii) expenses in connection with the Merger and related transactions of $0.8 million.
(7)    In the year ended December 31, 2022 and 2021, includes $1.6 million and $0.8 million, respectively, of ROU asset impairment associated with the closure of a banking center in Pembroke Pines, Florida in 2022, and in connection with the closure of the NYC loan production office in 2021.
(8)    Expenses related to the banking center lease termination in Wellington, Florida in 2022, the lease termination of the Fort Lauderdale banking center in 2021.
(9)    Fair value adjustment related to one OREO property in New York.
(10)    Fair value adjustment related to the New York loan portfolio held for sale carried at the lower of cost or fair value.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages and per share amounts)	December 31, 2022	December 31, 2021

Stockholders' equity	$705,726	$831,873
Less: goodwill and other intangibles (1)	(23,161)	(22,528)
Tangible common stockholders' equity	$682,565	$809,345
Total assets	9,127,804	7,638,399
Less: goodwill and other intangibles (1)	(23,161)	(22,528)
Tangible assets	$9,104,643	$7,615,871
Common shares outstanding	33,815,161	35,883,320
Tangible common equity ratio	7.50%	10.63%
Stockholders' book value per common share	$20.87	$23.18
Tangible stockholders' book value per common share	$20.19	$22.55

(1)     Other intangible assets primarily consist of mortgage servicing rights (“MSRs”) of $1.3 million and $0.6 million at December 31, 2022 and 2021, respectively, and are included in other assets in the Company’s consolidated balance sheets.

Financial Condition - Comparison of Financial Condition as of December 31, 2022 and December 31, 2021

Assets. Total assets were $9.1 billion as of December 31, 2022, an increase of $1.5 billion, or 19.5%, compared to $7.6 billion at December 31, 2021. This result was primarily driven by increases of: (i) $1.3 billion, or 24.3% in total loans held for investment, net of the allowance for credit losses, and loans held for sale; (ii) $123.9 million, or 104.9% in debt securities held to maturity, and (iii) $63.5 million, or 68.7%, in other assets. These increases were partially offset by a decrease of $117.7 million, or 10.0% in debt securities available for sale. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Other assets were $156.0 million as of December 31, 2022, an increase of $63.5 million, or 68.7%, compared to $92.5 million at December 31, 2021, primarily driven by changes in the estimated fair value of derivative instruments as a result of changes in market interest rates during the period. See Note 12 to our audited annual consolidated financial statements in this Form 10-K for more details on derivative instruments.

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

Cash and Cash Equivalents
2022 compared to 2021
Cash and cash equivalents totaled $290.6 million at December 31, 2022, an increase of $16.4 million, or 6.0%, from $274.2 million at December 31, 2021. This was primarily due to new restricted cash balances in 2022. At December 31, 2022, the Company’s cash and cash equivalents included restricted cash of $42.2 million, which was held primarily to cover margin calls on derivative transactions with certain brokers. These balances primarily increased due to cash collateral held in response to the change in fair value of derivative instruments. There were no restricted cash balances at December 31, 2021.
Cash flows used in operating activities was $49.2 million in the year ended December 31, 2022, primarily driven by higher volume of originations of mortgage loans held for sale during the period. This was partially by: (i) higher volume of sales of mortgage loans held for sale during the period, and (ii) the net income before attribution of non-controlling interest of $62.0 million in 2022.
Net cash used in investing activities was $1.4 billion during the year ended December 31, 2022, mainly driven by: (i) a net increase in loans of $1.3 billion, and (ii) purchases of investment securities totaling $457.4 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $292.0 million, and (ii) proceeds from loan sales of $84.0 million.

In the year ended December 31, 2022, net cash provided by financing activities was $1.5 billion. These activities included: (i) a net increase of $1.0 billion in total demand, savings and money market deposit balances; (ii) a net increase of $390.4 million in time deposits; (iii) net proceeds from FHLB advances of $105.7 million, and (iv) net proceeds from the issuance of subordinated notes of $29.1 million. These proceeds were partially offset by: (i) an aggregate $72.1 million in connection with the repurchase of shares of Class A common stock under stock repurchase programs launched in 2021 and in 2022, and (ii) $12.2 million of dividends declared and paid by the Company in 2022. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances, issuance of subordinated notes and the stock repurchase programs launched in 2021 and 2022.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans held for investment for the periods presented.

	December 31,
(in thousands, except percentages)	2022	2021	2020
Total loans, gross (1)	$6,919,632	$5,567,540	$5,842,337
Total loans, gross (1) / Total assets	75.8%	72.9%	75.2%

Allowance for credit losses (2)	$83,500	$69,899	$110,902
Allowance for credit losses / Total loans held for investment, gross (1) (2)	1.22%	1.29%	1.90%

Total loans, net (3)	$6,836,132	$5,497,641	$5,731,435
Total loans, net (3) / Total assets	74.9%	72.0%	73.8%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment and loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance credit loan losses. At December 31, 2021, the Company had $143.2 million in loans held for sale carried at the lower of cost or estimated fair value. In the third quarter of 2022, these loans held for sale were transferred to the loans held for investment category, therefore, there were no loans held for sale carried at the lower of cost or estimated fair value at December 31, 2022. In addition, at December 31, 2022 and 2021, there were $62.4 million and $14.9 million, respectively, in loans held for sale carried at fair value in connection with the Company’s mortgage banking activities through its subsidiary Amerant Mortgage.
(2)    In 2022, the Company adopted a new accounting standard on estimating expected credit losses, or CECL. In 2022, the Company recorded an increase to its ACL of $18.7 million as of January 1, 2022, with a corresponding after-tax cumulative effect adjustment to retained earnings of $13.9 million. See Note 1 to our audited consolidated financial statements on this Form 10-K for more details on the adoption of this new accounting standard..
(3)    Total loans, net is the principal balance of outstanding loans, including loans held for investment and held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses.

The table below summarizes the composition of loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2022	2021	2020	2019	2018
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,615,716	$1,540,590	$1,749,839	$1,891,802	$1,809,356
Multi-family residential	820,023	514,679	737,696	801,626	909,439
Land development and construction loans	273,174	327,246	349,800	278,688	326,644
	2,708,913	2,382,515	2,837,335	2,972,116	3,045,439
Single-family residential (1)	1,048,396	586,783	543,076	427,431	398,043
Owner occupied	1,046,450	962,538	947,127	894,060	777,022
	4,803,759	3,931,836	4,327,538	4,293,607	4,220,504
Commercial loans (2)	1,338,157	942,781	1,103,501	1,190,193	1,306,792
Loans to depository institutions and acceptances (3)	13,292	13,710	16,629	16,547	19,965
Consumer loans and overdrafts (4)(5)(6)	602,793	421,471	241,771	72,555	73,155
Total Domestic Loans	6,758,001	5,309,798	5,689,439	5,572,902	5,620,416
International Loans:
Real estate loans
Single-family residential (7)	54,449	74,556	96,493	111,671	135,438
Commercial loans	43,077	22,892	51,049	43,850	73,636
Loans to depository institutions and acceptances	—	—	7	5	49,000
Consumer loans and overdrafts (8)	1,667	2,194	5,349	15,911	41,685
Total International Loans	99,193	99,642	152,898	171,437	299,759
Total Loans Held For Investment	$6,857,194	$5,409,440	$5,842,337	$5,744,339	$5,920,175
__________________
(1)     As of December 31, 2022 and 2021, includes approximately $230.3 million and $23.9 million, respectively, in single-family residential loans purchased by the Company through Amerant Mortgage.
(2)     As of December 31, 2022, includes approximately $45.3 million in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(3)     Mostly comprised of loans secured by cash or U.S. Government securities.
(4)    Includes customers’ overdraft balances totaling $4.7 million, $0.6 million, $0.7 million, $1.3 million and $1.0 million at each of the dates presented.
(5)    Includes indirect consumer lending loans purchased with an outstanding balance of $433.3 million and $297.0 million as of December 31, 2022 and 2021, respectively, net of unamortized premium paid of $10.9 million and $9.1 million as of December 31, 2022 and 2021, respectively. There were no indirect consumer lending loans at any of the other periods shown. In addition, as of December 31, 2022, includes $43.8 million in consumer loans originated under a white-label program launched in the third quarter of 2022.
(6)    There were no outstanding credit card balances as of December 31, 2022, 2021 and 2020. At December 31, 2019, 2018, balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products in the first quarter of 2020 to further strengthen its credit quality.
(7)    Secured by real estate properties located in the U.S.
(8)     International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at December 31, 2022, 2021 and 2020 is depicted in the following table:

	December 31,
(in thousands)	2022	2021	2020	2019	2018
Retail (1)	$731,229	$751,202	$1,062,119	$1,143,565	$1,081,143
Multifamily	820,023	514,679	737,696	801,626	909,439
Office space	342,248	361,921	390,295	453,328	441,712
Specialty(2)	84,791	86,130	35,210	—	—
Land and construction	273,174	327,246	349,800	278,688	326,644
Hospitality	324,881	241,336	191,750	198,807	166,415
Industrial and warehouse	132,567	100,001	70,465	96,102	120,086
Total CRE Loans Held For Investment (3)	$2,708,913	$2,382,515	$2,837,335	$2,972,116	$3,045,439
_______________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants. As of December 31, 2021 and 2020, these balances were revised to exclude the Specialty industry segment which is now disclosed separately.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties. There were no loans in the Specialty industry segment as of December 31, 2019 and 2018.
(3)    Includes loans held for investment in the NY loan portfolio, which were $330 million at December 31, 2022 and $346.3 million at December 31, 2021. In 2022, the Company reclassified all loans in the NY loans portfolio previously classified as loans held for sale at the lower of cost or fair value, to loans held for investment.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Loans held for sale at the lower of fair value or cost
Real estate loans
Commercial real estate
Non-owner occupied	$—	$110,271	$—	$—	$—
Multi-family residential	—	31,606	—	—	—
	—	141,877	—	—	—
Owner occupied	—	1,318	—	—	—
Total loans held for sale at the lower of fair value or cost	—	143,195	—	—	—
Loans held for sale at fair value (1)
Land development and construction loans	9,424	—	—	—	—
Single family residential	53,014	14,905	—	—	—
Total loans held for sale at fair value	62,438	14,905	—	—	—
Total loans held for sale (2)	$62,438	$158,100	$—	$—	$—
______________
(1)Loans held for sale in connection with the Company’s mortgage banking activities through its subsidiary Amerant Mortgage.
(2)Remained current and in accrual status as of December 31, 2022 and 2021.

At December 31, 2022, there were no loans held for sale carried at the lower of cost or estimated fair value compared to $143.2 million at December 31, 2021. In the years ended December 31, 2022 and 2021, the Company sold $57.3 million and $49.4 million, respectively, of these loans at their par value, and collected approximately $20 million and $46 million in full or partial satisfaction of these loans, respectively. In the third quarter of 2022, the Company transferred the remaining balance of these loans held for sale of approximately $66 million to the loans held for investment portfolio, as we now have the intent and ability to hold these loans until maturity or repayment. In 2021, in connection with the closing of our former NYC LPO, the Company elected to market and sell a portion of the loan portfolio held for investment to shorten duration and significantly reduce the number of loans being serviced. Therefore, in 2021, the Company classified certain New York real estate loans as held for sale carried at the lower of cost or estimated fair value. These loans had been previously carried at their original amortized cost.

At December 31, 2022, there were no CRE loans carried at the lower of cost or estimated fair value. As of December 31, 2021, CRE loans held for sale carried at the lower of cost or estimated fair value include $85.4 million in the retail segment, $31.6 million in the multifamily segment, and $25.0 million in the office segment.

At December 31, 2022 and December 31, 2021, there were $62.4 million and $14.9 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value. In 2022, in connection with mortgage loans held for sale, we originated and purchased approximately $286.7 million, and had proceeds of approximately $143.1 million, mainly from the sale of these loans.

As of December 31, 2022, total loans held for investment were $6.9 billion, up $1.4 billion, or 26.8%, compared to $5.4 billion at December 31, 2021. Domestic loans held for investment increased $1.4 billion, or 27.3%, as of December 31, 2022, compared to December 31, 2021. The increase in total domestic loans held for investment includes net increases of $461.6 million, or 78.7%, $395.4 million, or 41.9%, $326.4 million, or 13.7%, $181.3 million, or 43.0%, and $83.9 million, or 8.7%, in domestic single-family residential loans, commercial loans, CRE loans, consumer loans and owner occupied loans, respectively. The increase in our domestic loan portfolio held for investment in 2022 includes the effect of: (i) originations of CRE and single-family residential loans (ii) origination and cross-sale efforts of commercial loans; (ii) loan purchases of approximately $385.8 million under indirect consumer lending programs; (iii) approximately $173.1 million of single-family residential loans purchased by the Company through its subsidiary Amerant Mortgage; (iv) $47 million of commercial loans originations through a new white label equipment financing solution launched in the second quarter of 2022; and (v) originations of consumer loans of approximately $45 million through a new white-label program launched in the third quarter of 2022. These results were partially offset by loan prepayments during the period.
In 2022, the Company added approximately $413.3 million, increased $371.7 million, or 894.5%, compared to $41.6 million in 2021, in single-family residential loans through Amerant Mortgage which includes loans originated and purchased from different channels.

As of December 31, 2022, loans under syndication facilities were $367.0 million, a decline of $22.0 million, or 5.7%, compared to $389.0 million at December 31, 2021. This was primarily driven by payoffs totaling $118.3 million, including $54.2 million in connection with two CRE construction loans, and paydowns of $11 million. This was partially offset by an aggregate of $99.2 million in new loans, including $92.9 million of commercial loans primarily in the specialty finance industry. As of December 31, 2022, syndicated loans that financed “highly leveraged transactions”, or HLT, were $8.5 million, or 0.1% of total loans, compared to $17.1 million, or 0.3% of total loans, as of December 31, 2021.

Loans to international customers, primarily from Latin America, declined $0.4 million, or 0.5%, as of December 31, 2022, compared to December 31, 2021. This was mainly driven by loan payoffs, including $20.1 million in residential loans from Venezuelan borrowers and $0.5 million in consumer loans. These decreases were partially offset by a $20.2 million increase in commercial loans.

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
Single-Family Residential. These loans include loans to domestic and foreign individuals primarily secured by their personal residence in the U.S., including first mortgages on properties mainly located in Florida, home equity and home improvement loans, mainly in South Florida and the greater Houston, Texas markets. These loans have terms common in the industry. However, loans to foreign clients have more conservative underwriting criteria and terms.

Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in Shared National Credit facilities, or SNCs (loans of $100 million or more that are shared by two or more institutions), purchased receivables and SBA loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less. In 2020, the Company began participating in the SBA’s PPP, by providing loans to businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In early January 2021, a third round of PPP loans provided additional stimulus relief to small businesses and individuals who were self-employed or independent contractors. In addition, the Company originates equipment loan and leases through a white-label equipment financing solution launched in the second quarter of 2022.
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

The tables below set forth the unpaid principal balance of loans held for investment by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2022:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$99,843	$615,444	$92,441	$807,728
Multi-family residential	27,384	198,663	28,750	254,797
Land development and construction loans	—	4,350	—	4,350
	127,227	818,457	121,191	1,066,875
Single-family residential	514,591	78,065	112,348	705,004
Owner occupied	24,270	164,702	341,483	530,455
	666,088	1,061,224	575,022	2,302,334
Commercial loans	176,642	198,409	123,209	498,260
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	46,080	26,916	415,236	488,232
	$888,810	$1,286,549	$1,113,467	$3,288,826
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$112,842	$408,560	$286,586	$807,988
Multi-family residential	33,263	401,915	130,048	565,226
Land development and construction loans	100,029	165,426	3,369	268,824
	246,134	975,901	420,003	1,642,038
Single-family residential	10,793	87,161	299,887	397,841
Owner occupied	44,706	182,452	288,837	515,995
	301,633	1,245,514	1,008,727	2,555,874
Commercial loans	452,757	363,082	67,135	882,974
Loans to financial institutions and acceptances	—	13,292	—	13,292
Consumer loans and overdrafts	116,228	—	—	116,228
	$870,618	$1,621,888	$1,075,862	$3,568,368

Total Loans Held For Investment
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$212,685	$1,024,004	$379,027	$1,615,716
Multi-family residential	60,647	600,578	158,798	820,023
Land development and construction loans	100,029	169,776	3,369	273,174
	373,361	1,794,358	541,194	2,708,913
Single-family residential	525,384	165,226	412,235	1,102,845
Owner occupied	68,976	347,154	630,320	1,046,450
	967,721	2,306,738	1,583,749	4,858,208
Commercial loans	629,399	561,491	190,344	1,381,234
Loans to financial institutions and acceptances	—	13,292	—	13,292
Consumer loans and overdrafts	162,308	26,916	415,236	604,460
	$1,759,428	$2,908,437	$2,189,329	$6,857,194
__________________
(1)    Includes a total of $181.1 million of fixed-rate loans (mainly comprised of 53% single-family residential and 40% owner occupied), and $319.3 million of variable-rate loans (mainly comprised of 90% single-family residential and 9% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 62.3% of total fixed-rate and 72.9% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

As of December 31, 2022, total loans held for investment include approximately $1.1 billion, or 15.5% of total loans held for investment, of loans that are priced based on variable interest rates tied to the LIBOR, including: (i) $0.3 million that mature in six months or less, and (ii) $0.8 million that mature in more than six months. In December of 2019, the Company appointed a management team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR, and guide the Company through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. During 2021, the Company completed its assessment of all third party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives, to the Secured Overnight Financing Rate (“SOFR”). The Company began migrating identified existing loans and derivative contracts from LIBOR to SOFR gradually during 2022.
The tables below set forth the unpaid principal balance of total loans held for sale by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2022:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	9,424	9,424
	—	—	9,424	9,424
Single-family residential (1)	—	—	53,014	53,014
Owner occupied	—	—	—	—
	$—	$—	$62,438	$62,438
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
	$—	$—	$—	$—

Total Loans Held For Sale
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	9,424	9,424
	—	—	9,424	9,424
Single-family residential (1)	—	—	53,014	53,014
Owner occupied	—	—	—	—
Total loans held for sale (2)	$—	$—	$62,438	$62,438
__________________
(1)    Loans held for sale carried at their estimated fair value originated by Amerant Mortgage.
(2) Remained current and in accrual status as of December 31, 2022.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2022		2021		2020
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)(3)	$47,037	0.5%	$64,636	0.9%	$86,930	1.1%
Other (4)	52,156	0.6%	35,006	0.4%	65,968	0.9%
Total	$99,193	1.1%	$99,642	1.3%	$152,898	2.0%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.3 million, $21.1 million and $13.3 million as of December 31, 2022, 2021 and 2020 respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling 47.0 million, $64.6 million and $86.7 million as of December 31, 2022, 2021 and 2020, respectively.
(3) There were no outstanding credit card balances as of December 31, 2022, 2021 and 2020.
(4) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2022, 2021 and 2020.

As of December 31, 2022, the maturities of our outstanding international loans were as follows:

(in thousands)	Less than 1 year(1)	1-3 Years(1)	More than 3 years(1)	Total(1)
Venezuela(2)	$3,507	$295	$43,235	$47,037
Other(3)	13,221	13,647	25,288	52,156
Total	$16,728	$13,942	$68,523	$99,193
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.3 million.
(2)    Includes mortgage loans for single-family residential properties located in the U.S.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2022.

Loans by Economic Sector

The table below summarizes the concentration in our loans held for investment by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$190,934	2.8%	$78,168	1.5%	$89,187	1.5%
Construction and real estate (2)	2,378,081	34.7%	2,314,281	42.8%	2,844,094	48.7%
Manufacturing:
Foodstuffs, apparel	87,198	1.3%	87,006	1.6%	108,312	1.9%
Metals, computer, transportation and other	52,160	0.8%	101,807	1.9%	129,705	2.2%
Chemicals, oil, plastics, cement and wood/paper	22,929	0.3%	34,133	0.6%	41,451	0.7%
Total manufacturing	162,287	2.4%	222,946	4.1%	279,468	4.8%
Wholesale	614,971	8.9%	572,109	10.6%	609,318	10.4%
Retail trade (3)	424,894	6.2%	380,545	7.0%	423,260	7.2%
Services:
Non-financial public sector	1,300	—%	1	—%	472	—%
Communication, transportation, health and other	487,842	7.1%	375,973	7.0%	394,479	6.8%
Accommodation, restaurants, entertainment	602,877	8.8%	508,615	9.4%	445,763	7.6%
Electricity, gas, water, supply and sewage	24,908	0.4%	19,309	0.4%	34,677	0.6%
Total services	1,116,927	16.3%	903,898	16.7%	875,391	15.0%
Other loans (4)	1,969,100	28.7%	937,493	17.3%	721,619	12.4%
	$6,857,194	100.0%	$5,409,440	100.0%	$5,842,337	100.0%
_________________
(1)    Consists mainly of domestic non-bank financial services companies.
(2)    Comprised mostly of CRE loans throughout South Florida, the greater Houston, Texas area, and New York.
(3) Gasoline stations represented approximately 57%, 59% and 60% of the retail trade sector at year-end 2022, 2021 and 2020, respectively.
(4)    Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans which represented approximately 28.6%, 17.2% and 12.6% of the total in 2022, 2021 and 2020, respectively.

As of December 31, 2022 and 2021, the Company had $62.4 million and $158.1 million, respectively, of loans held for sale in the construction and real estate economic sector.There were no loans held for sale at December 31, 2020.

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

Analysis of the Allowance for Credit Losses
In 2022, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable loan losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company adopted the CECL guidance as of the beginning of the reporting period of adoption, January 1, 2022, using a modified retrospective approach for all its financial assets measured at amortized cost and off-balance sheet credit exposures. See “Critical Accounting Policies and Estimates” later in this document for more details on the methodology for measuring credit losses under the CECL guidance.
The allowance for credit losses, or ACL, is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net that is expected to be collected throughout the life of the loan. The estimated ACL is recorded through a provision for credit losses charged against income. Management periodically evaluates the adequacy of the ACL to maintain it at a level it believes to be reasonable.
The Company develops and documents its methodology to determine the ACL at the portfolio segment level. The Company determines its loan portfolio segments based on the type of loans it carries and their associated risk characteristics. The measurement of expected credit losses considers information about historical events, current conditions, reasonable and supportable forecasts and other relevant information. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods.

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include but are not necessarily limited to, product or collateral type, industry, geography, internal risk rating, credit characteristics such as credit scores or collateral values, and historical or expected credit loss patterns. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and modifications to borrowers experiencing financial difficulties, expected credit losses are estimated on an individual basis.

With respect to modifications made to borrowers experiencing financial difficulty, a change to the ACL is generally not recorded upon modification since the effect of these modifications is already included in the ACL given the measurement methodologies used to estimate the ACL. From time to time, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.

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

Allocation of Allowance for Credit Losses
In the following table, we present the allocation of the ACL by loan segment at the end of the periods presented. The amounts shown in this table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages. These amounts represent our best estimates of expected credit losses to be collected throughout the life of the loans, at the reported dates, derived from historical events, current conditions and reasonable and supportable forecasts at the dates reported. Our allowance for credit losses is established using estimates and judgments, which consider the views of our regulators in their periodic examinations. Re-evaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. We also show the percentage of each loan class, which includes loans in nonaccrual status.

	December 31,
	2022		2021		2020		2019		2018
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Domestic Loans
Real estate	25,237	42.2%	$17,952	43.5%	$50,227	48.2%	$25,040	51.7%	$22,778	51.3%
Commercial	25,483	34.7%	38,616	38.7%	48,035	38.0%	22,132	38.1%	29,278	37.0%
Financial institutions	—	0.2%	41	0.3%	—	0.3%	42	0.3%	41	0.3%
Consumer and others (1)	31,569	21.5%	11,762	15.7%	10,729	10.9%	1,677	6.9%	1,985	6.3%
	82,289	98.6%	68,371	98.2%	108,991	97.4%	48,891	97.0%	54,082	94.9%

International Loans (2)
Commercial	405	0.6%	363	0.4%	95	0.9%	350	0.8%	740	1.2%
Financial institutions	—	—%	1	—%	1	—%	—	—%	404	0.8%
Consumer and others (1)	806	0.8%	1,164	1.4%	1,815	1.7%	2,982	2.2%	6,536	3.1%
	1,211	1.5%	1,528	1.8%	1,911	2.6%	3,332	3.0%	7,680	5.1%
Total Allowance for Loan Losses	$83,500	100.0%	$69,899	100.0%	$110,902	100.0%	$52,223	100.0%	$61,762	100.0%
% Total Loans held for investment	1.22%		1.29%		1.90%		0.91%		1.04%
__________________
(1)     Includes (i) indirect consumer loans purchased in 2022, 2021 and 2020; (ii) mortgage loans secured by single-family residential properties located in the U.S in all years presented; and (iii) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019. The total allowance for credit losses for credit card receivables, after charge-offs, was at $1.8 million at December 31, 2019. We discontinued or credit card programs in 2020 and the outstanding credit card balances at the close of 2019 were repaid during the first quarter of 2020. There are no credit card balances or allowance for credit losses on the credit card product in 2022, 2021 and 2020.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. despite all collateral being located in the U.S.

In 2022, the changes in the allocation of the ACL were primarily attributed to improved macro-economic conditions, criticized loans upgrades, payoffs and pay-downs, sales of non-performing loans and recoveries. This was partially offset by reserve requirements for loan charge-offs, commercial, CRE and consumer loan growth and loans downgrades during the period.

While most of the measures and restrictions enacted during the COVID-19 pandemic have been lifted, and many businesses reopened, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s loan portfolio cannot be accurately predicted at this time. Additionally, in late September 2022, the Hurricane impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. See - “Hurricane Ian” in “Item1- Business” for more information about the Hurricane. The Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane, and the Company has not identified any significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company has been in contact with the impacted borrowers and has been performing site visits as well. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the ACL, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further provision for credit losses in future periods.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and OREO, at the dates presented. Non-performing loans consist of (1) nonaccrual loans where the accrual of interest has been discontinued; (2) accruing loans ninety days or more contractually past due as to interest or principal; and (3) restructured loans that are considered Troubled Debt Restructurings, or TDR..

	December 31,
(in thousands)	2022	2021	2020	2019	2018
Non-Accrual Loans(1)
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$20,057	$7,285	$8,219	$1,936	$—
Multifamily residential	—	—	11,340	—	—
	20,057	7,285	19,559	1,936	—
Single-family residential	1,307	3,349	8,778	5,431	5,198
Owner occupied	6,270	8,665	12,815	14,130	4,983
	27,634	19,299	41,152	21,497	10,181
Commercial loans (2)(3)	9,271	28,440	44,205	9,149	4,772
Consumer loans and overdrafts(4)	1	251	219	390	11
Total Domestic	36,906	47,990	85,576	31,036	14,964

International Loans: (5)
Real estate loans
Single-family residential	219	1,777	1,889	1,860	1,491
Commercial loans	—	—	—	—	—
Consumer loans and overdrafts	3	6	14	26	24
Total International	222	1,783	1,903	1,886	1,515
Total-Non-Accrual Loans	$37,128	$49,773	$87,479	$32,922	$16,479

Past Due Accruing Loans(6)
Domestic Loans:
Real estate loans
Single-family residential	$253	$—	$—	$—	$54
Owner occupied	—	—	220	—	—
Commercial loans	183	—	—	—	—
Consumer loans and overdrafts	35	8	1	—	—
Total Domestic	471	8	221	—	54

International Loans (5):
Real estate loans
Single-family residential	—	—	—	—	365
Consumer loans and overdrafts	—	—	—	5	884
Total International	—	—	—	5	1,249
Total Past Due Accruing Loans	471	8	221	5	1,303
Total Non-Performing Loans	37,599	49,781	87,700	32,927	17,782
Other real estate owned	—	9,720	427	42	367
Total Non-Performing Assets	$37,599	$59,501	$88,127	$32,969	$18,149

__________________
(1)    Includes loan modifications that meet the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2021 and 2020, non-performing TDRs include $9.1 million and $8.4 million, respectively, in a multiple loan relationship to a South Florida borrower. In the third quarter of 2022, this loan relationship was upgraded and placed back in accrual status.
(2) As of December 31, 2021 and 2020, includes $9.1 million and $19.6 million, respectively, in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for credit losses as result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021. Furthermore, in the second quarter of 2022, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the ACL. Therefore, as of December 31, 2022, there were no outstanding balances associated with this loan relationship.
(3)    In the first quarter of 2022, the Company collected a partial payment of approximately $9.8 million on one commercial nonaccrual loan of $12.4 million. Also, in the first quarter of 2022, the Company charged-off the remaining balance of this loan of $2.5 million.
(4)    In the fourth quarter of 2022, the Company changed its charge-off policy for unsecured consumer loans from 120 to 90 days past due. This change resulted in an additional $3.4 million in charge-off for unsecured consumer loans in 2022.
(5)    Includes transactions in which the debtor or customer is domiciled outside the U.S., despite all collateral being located in the U.S.
(6)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets in 2022:

(in thousands)	Year Ended December 31, 2022
Balance at beginning of the year	$59,501
Plus:
Loans placed in nonaccrual status (1)	55,103
Less:
Nonaccrual loan charge-offs (2)	(22,106)
Nonaccrual loans sold, net of charge offs (3)	(12,879)
Other real estate owned sold	(9,720)
Nonaccrual loan collections and others (4)	(23,828)
Loans returned to accrual status (5)	(8,472)
Balances at end of the year	$37,599

_________
(1) Includes: (i) a New York based non-owner occupied loan of $24.0 million which was among the loans charged-off in 2022: (ii) a commercial loan relationship with a South Florida borrower in the construction industry totaling $11.2 million; (iii) one non-owner occupied loan of $5.7 million which was among the loans sold during the period; (iii) one commercial loan of $2.9 million, and (iv) an aggregate of $11.3 million in smaller loans, mainly consumer loans.
(2) Includes: $6.1 million related to two commercial nonaccrual loans paid off during the period; (ii) $3.9 million related to a New York based non-owner occupied loan; (iii) $3.0 million related to multiple commercial loans, and (iv) an aggregate $9.1 million related to multiple consumer loans
(3) In April 2022, the Company completed the sale of two non-owner occupied nonaccrual loan of approximately $11.6 million, at its par value. In addition, in January 2022, the Company completed the sale of multiple single-family residential nonaccrual loans of approximately $1.3 million at its par value.
(4) Includes: (i) $16.2 million related to three commercial loans; (ii) $2.4 million related to two owner occupied loans; (iii) $1.8 million related to two consumer loans included in a loan relationship with a South Florida borrower in the construction industry; (iv) $0.9 million related to one single-family residential loan, and (v) a total of $2.5 million related to smaller loans.
(5) Primarily mainly related to a multiple loan relationship with a South Florida borrower.

In the fourth quarter of 2022, the Company placed in nonaccrual status a New York based non-owner occupied loan in the retail industry of $24.0 million, gross of a $3.9 million charge off recorded in the fourth quarter of 2022. The Company expects to transfer this loan into OREO during the first quarter of 2023, once we finalize obtaining ownership.

In January 2022, the Company collected a partial payment of approximately $9.8 million on one commercial nonaccrual loan of $12.4 million. Also, in January 2022, the Company charged-off the remaining balance of this loan of $2.5 million.

In April 2022, the Company completed the sale of two non-owner occupied nonaccrual loan of approximately $11.6 million, at its par value. In addition in January 2022, the Company completed the sale of multiple single-family residential nonaccrual loans of approximately $1.3 million at its par value. In the second quarter of 2022, in connection with the loan relationship with the Coffee Trader, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million. Therefore, as of December 31, 2022 there were no outstanding balances associated with this loan relationship.

In October 2022, the Company sold an OREO property in New York (the “NY OREO property”) at its carrying value of $6.1 million. Also, in November 2022, the Company sold the remaining OREO property at its carrying value of $0.3 million. These transactions had no impact on the Company’s consolidated result of operations. In 2022, we recorded an expense of $3.4 million in connection with changes in the estimated fair value and related disposition costs of its OREO property in New York. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for the year ended December 31, 2021 for more details on this OREO property.

There were $8.5 million in loans which were placed back in accrual status in 2022, mainly in connection with a multiple loan relationship with a South Florida borrower totaling $8.1 million at the time of transfer from nonaccrual to accrual status. As a result, the Company will recognize, as an adjustment to the yield, $1.5 million for the remaining average maturity of these loans of 8 years.We recognized no interest income on nonaccrual loans during 2022, 2021 and 2020.We recognized interest income on loans modified under troubled debt restructurings of $0.3 million, $0.1 million and $36 thousand during the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021 , there were $10.1 million and $2.9 million, respectively of TDRs which were all accruing interest at these dates.

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

We use the term “classified loans” to describe loans that are substandard and doubtful, and we use the term “criticized loans” to describe loans that are special mention and classified loans.
The Company’s loans by credit quality indicators at December 31, 2022, 2021 and 2020 are summarized in the following table. We have no purchased credit-impaired loans.

	2022				2021				2020
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$8,378	$20,113	$—	$28,491	$34,205	$5,890	$1,395	$41,490	$46,872	$4,994	$3,969	$55,835
Multi-family residential	—	—	—	—	—	—	—	—	—	11,340	—	11,340
Land development and construction loans	—	—	—	—	—	—	—	—	7,164	—	—	7,164
	8,378	20,113	—	28,491	34,205	5,890	1,395	41,490	54,036	16,334	3,969	74,339
Single-family residential	—	1,930	—	1,930	—	5,221	—	5,221	—	10,667	—	10,667
Owner occupied	—	6,356	—	6,356	7,429	8,759	—	16,188	22,343	12,917	—	35,260
	8,378	28,399	—	36,777	41,634	19,870	1,395	62,899	76,379	39,918	3,969	120,266
Commercial loans (2)	1,749	10,446	3	12,198	32,452	20,324	9,497	62,273	42,434	21,152	23,256	86,842
Consumer loans and overdrafts	—	230	—	230	—	270	—	270	—	238	—	238
	$10,127	$39,075	$3	$49,205	$74,086	$40,464	$10,892	$125,442	$118,813	$61,308	$27,225	$207,346
_________
(1) There were no loans categorized as “Loss” as of the dates presented.
(2) As of December 31, 2021 and 2020, Substandard loans included $4.9 million and $7.3 million, respectively, and doubtful loans included $4.2 million and $12.3 million, respectively, related to a commercial relationship placed in nonaccrual status and downgraded in the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million against the allowance for credit losses as result of the deterioration of this commercial relationship. In addition, in connection wit this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021. Furthermore, in the second quarter of 2022, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the allowance for credit losses. Therefore, as of December 31, 2022, there were no outstanding balances associated with this loan relationship.

2022 compared to 2021
Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans in 2022:

(in thousands)	Year Ended December 31, 2022
Balance at beginning of the year	$51,356
Plus:
Loans downgraded to substandard and doubtful (1)	55,103
Less:
Classified loan charge-offs (2)	(22,106)
Classified loans sold, net of charge offs (3)	(12,879)
Classified loan collections and others (4)	(23,924)
Loans upgraded (5)	(8,472)
Balances at end of the year	$39,078

_________
(1) Includes: (i) a New York based non-owner occupied loan of $24.0 million. We charged-off $3.9 million in 2022; (ii) a commercial loan relationship with a South Florida borrower in the construction industry totaling $11.2 million; (iii) one non-owner occupied loan of $5.7 million which was among the loans sold during the period; (iii) one commercial loan of $2.9 million, and (iv) an aggregate of $11.3 million in smaller loans, mainly consumer loans.
(2) Includes: $6.1 million related to two commercial nonaccrual loans paid off during the period; (ii) $3.9 million related to a New York based non-owner occupied loan; (iii) $3.0 million related to multiple commercial loans, and (iv) an aggregate $9.1 million related to multiple consumer loans
(3) In April 2022, the Company completed the sale of two non-owner occupied nonaccrual loan of approximately $11.6 million, at its par value. In addition, in January 2022, the Company completed the sale of multiple single-family residential nonaccrual loans of approximately $1.3 million at its par value.
(4) Includes: (i) $16.2 million related to three commercial loans; (ii) $2.4 million related to two owner occupied loans; (iii) $1.8 million related to two consumer loans included in a loan relationship with a South Florida borrower in the construction industry; (iv) $0.9 million related to one single-family residential loan, and (v) a total of $2.6 million related to smaller loans.
(5) Primarily mainly related to a multiple loan relationship with a South Florida borrower.

Special Mention Loans. Special mention loans as of December 31, 2022 totaled $10.1 million, a decrease of $64.0 million, or 86.3%, from $74.1 million as of December 31, 2021. This decrease was primarily due to upgrades totaling $42.2 million, including: (i) one non-owner occupied loan of $24.9 million; (ii) one commercial loan of $13.2 million that was subsequently paid off, and (iii) multiple commercial loans totaling $4.1 million. In addition, there were total paydowns/payoffs of $24.4 million, including: (i) $13.2 million related to one commercial loan; (ii) $7.4 million related to one owner occupied loan: (iii) $3.5 million related to two non-owner occupied loans, and (iv) a total of $0.2 million in other smaller paydowns. Also, there were loans further downgraded to classified totaling $37.1 million, including: (i) a New York based non-owner occupied loan of $29.0 million; (ii) a non-owner occupied loan of $5.7 million which was subsequently sold during the period, and (iii) an owner-occupied loan of $2.3 million, initially classified as special mention during the period.

The decrease in special mention loans was partially offset by downgrades to special mention totaling $31.3 million, including the aforementioned New York based non-owner occupied loan of $29.0 million and the owner occupied loan of $2.3 million. Also, there was an increase related to a non-owner occupied loan of $8.4 million that had been identified as a loan with potential weakness since 2021.This loan was presented as part of loans held for sale carried at the lower of cost or fair value at December 31, 2021, and subsequently reclassified to loans held for investment during the third quarter of 2022.

All special mention loans remained current at December 31, 2022.

On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the first nine months of 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. As of December 31, 2022, there were no loans under the deferral and/or forbearance periods. At December 31, 2021, there were $37.1 million of loans under the deferral and/or forbearance periods consisting of two CRE retail loans in New York. During the first quarter of 2022, the renewal of those two CRE retail loans in New York was completed. All loans that have moved out of forbearance status have resumed regular payments, except for one CRE loan of $12.1 million that was transferred to OREO during the third quarter of 2021. In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures were not considered TDRs. See “Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” included in the Form 10-K for the year ended December 31, 2021 for more details on the $12.1 million loan transferred to OREO in 2021.

While it is difficult to estimate the extent of the impact of the COVID-19 pandemic on the Company’s credit quality, we continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Potential problem loans at December 31, 2022, 2021 and 2020 included:

(in thousands)	2022	2021	2020
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$744
Multi-family residential	—	—	—
Land development and construction loans	—	94	—
	—	94	744
Single-family residential	150	95	—
Owner occupied	86	—	102
	236	189	846
Commercial loans	1,178	1,380	198
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	226	13	—
	$1,640	$1,582	$1,044
________
(1) Corresponds to international consumer loans.

At December 31, 2022, total potential problem loans increased $0.1 million, or 3.7%, compared to December 31, 2021. This was mainly due to the addition of one single-family residential loan of $0.2 million and multiple purchased consumer loans totaling $0.2 million. These increases were partially offset by an aggregate of $0.3 million in paydowns/payoffs of existing potential problem loans.

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2022, 2021 and 2020. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less an allowance for credit losses (“ACL”) in 2022 if required. The Company adopted CECL in 2022 and determined that an ACL on its debt securities held to maturity as of December 31, 2022 was not required.

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government sponsored enterprise debt	437,674	32.0%	450,773	33.6%	661,335	48.1%
Corporate debt (1) (2)	280,700	20.6%	357,790	26.7%	301,714	22.0%
U.S. government agency debt	330,821	24.2%	361,906	27.0%	204,578	14.9%
Municipal bonds	1,656	0.1%	2,348	0.2%	54,944	4.0%
Collateralized loan obligations	4,774	0.4%	—	—%	—	—%
U.S. Treasury debt	1,996	0.1%	2,502	0.2%	2,512	0.2%
	1,057,621	77.4%	1,175,319	87.7%	1,225,083	89.2%

Debt securities held to maturity (3)	242,101	17.7%	118,175	8.8%	58,127	4.2%

Equity securities with readily determinable fair value not held for trading(4)	11,383	0.8%	252	—%	24,342	1.8%

Other securities (5):	55,575	4.1%	47,495	3.5%	65,015	4.8%
	$1,366,680	100.0%	$1,341,241	100.0%	$1,372,567	100.0%

_________________
(1)     As of December 31, 2022, 2021 and 2020 corporate debt securities include $9.7 million, $12.5 million and $17.1 million, respectively, in “investment-grade” quality securities issued by foreign corporate entities. The securities issuers were from Canada in 2022, and from Japan and Canada in three different sectors in 2021 and 2020. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2) As of December 31, 2022, 2021 and 2020, debt securities in the financial services sector issued by domestic corporate entities represent 2.3% , 3.1% and 2.7% of our total assets, respectively.
(3)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
(4)    In February 2023, the Company sold off all of its equity securities with readily available fair value not held for trading and realized a loss on sale of approximately $0.2 million. As of December 31, 2020, the balance shown in this table included an open-end fund incorporated in the U.S. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act. During the fourth quarter of 2021, the Company sold this mutual fund which had a fair value of $23.4 million at the time of the sale.
(5)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of December 31, 2022, total securities increased $25.4 million, or 1.9%, to $1.4 billion compared to $1.3 billion as of December 31, 2021. The increase in 2022 was mainly driven by purchases of $457.4 million, primarily debt securities available for sale and held to maturity. This was partially offset by: (i) maturities, sales and calls totaling $292.0 million, primarily debt securities available for sale, and (ii) net unrealized holding losses on debt securities available for sale of $127.7 million attributable to increases in market interest rates during the period.

Debt securities available for sale had net unrealized holding losses of $113.0 million and net unrealized holding gains of $1.0 million at December 31, 2022 (December 31, 2021 - net unrealized holding losses $5.7 million and net unrealized holding gains of $21.5 million). In 2022, the Company recorded net unrealized holding losses of $127.7 million which are included in accumulated other comprehensive (loss) income for the period. This was mainly attributable to increases in market interest rates during the period which translated into a decline in the estimated fair value of debt securities markets. The Company considers these securities are not credit-impaired because the decline in their estimated fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. Additionally, the Company does not intend to sell these debt securities and it considers that it is more likely than not that it will not be required to sell the securities before their anticipated recovery. See Note 3 to our audited consolidated financial statements on this Form 10-K for more details on the composition of the Company’s investment portfolio.
As of December 31, 2022, total available for sale debt securities includes residential and commercial mortgage-backed securities with amortized cost of $743.0 million and $91.0 million, respectively, and fair value of $666.5 million and $80.9 million, respectively. As of December 31, 2021, total available for sale debt securities includes residential and commercial mortgage-backed securities with amortized cost of $654.7 million and $123.5 million, respectively, and fair value of $661.3 million and $123.8 million, respectively.
As of December 31, 2022, total debt securities held to maturity includes residential and commercial mortgage-backed securities issued or sponsored by the U.S. government with total fair values of $191.4 million ($213.9 million - amortized cost) and $26.2 million ($28.2 million - amortized cost), respectively. As of December 31, 2021, total debt securities held to maturity includes residential and commercial mortgage-backed securities with total fair values of $88.7 million ($89.4 million - amortized cost) and $30.4 million ($28.8 million - amortized cost), respectively.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2022 and 2021, all held to maturity securities held by the Company were rated investment grade or higher.

The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2022. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value; The book value for debt securities classified as held to maturity is equal to amortized cost.

December 31, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$437,674	3.32%	$37	5.27%	$21,136	2.89%	$38,540	3.34%	$377,961	3.34%	$—	—%
Corporate debt-domestic	270,979	3.97%	9,108	4.47%	45,293	3.88%	205,628	3.98%	10,950	3.74%	—	—%
U.S. Government agency debt	330,821	3.18%	136	4.05%	2,806	3.16%	8,433	4.59%	319,446	3.14%	—	—%
Municipal bonds	1,656	2.49%	—	—%	—	—%	342	2.01%	1,314	2.61%	—	—%
Corporate debt-foreign	9,721	3.64%	—	—%	—	—%	9,721	3.64%	—	—%	—	—%
Collateralized loan obligations	4,774	6.49%	—	—%	—	—%	—	—%	4,774	6.49%	—	—%
U.S. treasury securities	1,996	4.47%	—	—%	1,996	4.47%	—	—%	—	—%	—	—%
	$1,057,621	3.46%	$9,281	4.47%	$71,231	3.57%	$262,664	3.89%	$714,445	3.28%	$—	—%

Debt securities held to maturity	$242,101	3.44%	$—	—%	$6,480	2.50%	$13,130	2.90%	$222,491	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	11,383	—%	—	—	—	—	—	—	—	—	11,383	—%

Other securities	$55,575	5.16%	$—	—%	$—	—%	$—	—%	$—	—%	$55,575	5.16%
	$1,366,680	3.50%	$9,281	4.47%	$77,711	3.48%	$275,794	3.84%	$936,936	3.33%	$66,958	4.28%

The investment portfolio’s average effective duration in years was 4.9, 3.6 and 2.4 as of December 31, 2022, 2021 and 2020, respectively. The increase in effective duration in 2022 compared to 2021 was primarily due to lower expected and actual mortgage-backed securities prepayments resulting from increased market interest rates.These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Goodwill. Goodwill was $19.5 million as of December 31, 2022 and 2021. Goodwill mainly represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006, and the Cayman Bank acquired in 2019.

Liabilities. Total liabilities were $8.4 billion at December 31, 2022, an increase of $1.6 billion, or 23.7%, compared to $6.8 billion at December 31, 2021. This was primarily driven by net increases of: (i) $1.4 billion, or 25.1%, in total deposits, mainly due to an increase in interest bearing demand deposits; (ii) the issuance of $30 million of 4.25% fixed-to-floating subordinated notes due in 2032 in the first quarter of 2022; (iii) a net increase of $96.9 million, or 12.0%, in FHLB advances, including the addition of $1.1 billion of advances, primarily long-term fix-rate, which were partially offset by the repayment of $1.0 billion of these borrowings in 2022, and (iv) an increase of $72.2 million, or 67.8%, in other liabilities.
Other liabilities were $178.6 million as of December 31, 2022, an increase of $72.2 million, or 67.8%, compared to $106.4 million at December 31, 2021. This was primarily driven by: (i) an increase in the estimated fair value of derivative instruments, and (ii) an increase in our obligation to return cash collateral received in response to the change in fair value of derivative instruments. See Note 12 to the Company’s audited consolidated financial statements in this Form 10-K for more details on these derivative instruments.
See “Capital Resources and Liquidity Management”for more details on the changes of FHLB advances and subordinated notes and “Deposits” for more details on the changes of total deposits.

Deposits

We strongly believe in being a deposit-first Company. This strategy is what drives our business and our day to day relationship-building activities. In 2022, we continued with our efforts in growing our deposits. Our efforts included the additions to Treasury Management, Retail and Private Banking team members, which contributed to increasing deposit levels in 2022. See “Item 1.Business- Our Company- Business Developments” for additional information on new digital platforms and other deposit-related initiatives.

Total deposits were $7.0 billion at December 31, 2022, an increase of $1.4 billion, or 25.1%, compared to December 31, 2021.The increase in deposits in 2022 was mainly due to a net increase of $1.0 billion, or 23.8%, in core deposits, including increases of: (i) $793.0 million, or 52.6%, in interest bearing transaction accounts, primarily due to new domestic deposits from escrow accounts, municipalities and from domestic individuals and businesses through large fund providers and customer relationships during the period; (ii) $184.4 million, or 16%, in noninterest bearing transaction accounts, and (iii) $45.5 million, or 2.8%, in savings and money market deposit accounts.

In addition, there was an increase of $390.4 million or 29.2%, in time deposits in 2022 compared to 2021. The increase in time deposits balances in 2022 compared to 2021 was primarily attributable to an increase of $319.0 million, or 110.1%, in brokered time deposits. In addition, there was an increase of $71.4 million, or 6.8%, in customer CDs.

The increase in transaction account balances in 2022 compared to 2021 includes $1.1 billion or 26.2%, in higher customer account balances, partially offset by a total decrease of $77.0 million, 79.0%, or in brokered interest bearing and money market deposits.
As of December 31, 2022 total brokered deposits were $629.3 million, an increase of $242.0 million, or 62.5%, compared to $387.3 million at December 31, 2021, as the Company elected to increase brokered time deposits in order to lock lower interest rates in light of rising market rates.

Domestic deposits increased $1.5 billion, or 47.3%, in 2022 to $4.6 billion at December 31, 2022 from $3.1 billion at December 31, 2021. Foreign deposits decreased $70.3 million, or 2.8%, in 2022 from $2.5 billion at December 31, 2021. See discussions further below.
The increase in transaction account balances in 2021 compared to 2020 includes $645.7 million or 18.2%, in higher customer account balances, partially offset by a total decrease of $42.8 million in brokered interest bearing and money market deposits.

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2022	2021	2020	2019	2018
Domestic (1)	$4,620,906	$3,137,258	$3,202,936	$3,121,827	$3,001,366
Foreign:
Venezuela (2)	1,911,551	2,019,480	2,119,412	2,270,970	2,694,690
Others	511,742	474,133	409,295	364,346	336,630
Total foreign (3)	2,423,293	2,493,613	2,528,707	2,635,316	3,031,320
Total deposits	$7,044,199	$5,630,871	$5,731,643	$5,757,143	$6,032,686
___________
(1)     Includes brokered deposits of $629.3 million, $387.3 million, $634.5 million, $682.4 million and $642.1million at December 31, 2022, 2021, 2020, 2019 and 2018, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the current U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3)    Our other foreign deposits do not include deposits from Venezuelan resident customers.

The following table shows the increase or (decrease), during the year our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2022		2021		2020		2019
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic (1)	$1,483,648	47.3%	$(65,678)	(2.1)%	$81,109	2.6%	$120,461	4.0%
Foreign:
Venezuela	(107,929)	(5.3)%	(99,932)	(4.7)%	(151,558)	(6.7)%	(423,720)	(15.7)%
Others	37,609	7.9%	64,838	15.8%	44,949	12.3%	27,716	8.2%
Total foreign	(70,320)	(2.8)%	(35,094)	(1.4)%	(106,609)	(4.0)%	(396,004)	(13.1)%
Total deposits	$1,413,328	25.1%	$(100,772)	(1.8)%	$(25,500)	(0.4)%	$(275,543)	(4.6)%
___________
(1)     Domestic deposits, excluding brokered deposits, increased $1.2 billion, $181.5 million, $109.0 million and $100.2 million in 2022, 2021, 2020 and 2019, respectively.

Domestic deposits increased $1.5 billion, or 47.3%, in 2022 to $4.6 billion at December 31, 2022 from $3.1 billion at December 31, 2021. This was primarily driven by an increase in domestic core deposits which includes new deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers and customer relationships during the period. In addition, there was an increase of $319.0 million, or 110.1%, in domestic brokered time deposits as the Company elected to increase these deposits in order to lock lower interest rates in light of rising market rates.

Foreign deposits decreased $70.3 million, or 2.8%, in 2022 to $2.4 billion at December 31, 2022 from $2.5 billion at December 31, 2021, primarily driven by a decrease of $107.9 million, or 5.3%, in deposits from customers domiciled in Venezuela. This was partially offset by an increase of $37.6 million, or 7.9%, in deposits from countries other than Venezuela, primarily driven by our efforts to grow deposits from customers in those other markets.

Core deposits

Core deposits were $5.3 billion, $4.3 billion and $3.7 billion as of December 31, 2022, 2021 and 2020, respectively. Core deposits represented 75.5%, 76.2% and 64.4% of our total deposits at those dates, respectively. The increase of $1.0 billion, or 23.8%, in core deposits in 2022 was mainly driven by the previously mentioned increase in noninterest bearing and interest bearing demand deposits. Core deposits consist of total deposits excluding all time deposits.

Brokered deposits

We utilize brokered deposits primarily as an Asset/Liability Management tool. As of December 31, 2022 and 2021, we had $629.3 million and $387.3 million in brokered deposits, which represented 8.9% and 6.9%, respectively, of our total deposits. Brokered deposits increased $242.0 million, or 62.5%, in 2022 compared to December 31, 2021, mainly due to an increase in brokered time deposits.
As of December 31, 2022 and 2021, brokered deposits included time deposits of $608.7 million and $289.8 million, respectively, and third party interest bearing deposits of $20.5 million and $97.5 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.

Deposits by Type: Average Balances and Average Rates Paid

The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2022		2021		2020
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$1,286,570	—%	$1,046,766	—%	$876,393	—%
Interest bearing deposits:
Checking and saving accounts:
Interest bearing demand (1)	1,872,100	0.81%	1,309,699	0.05%	1,154,166	0.04%
Money market (2)	1,323,563	0.88%	1,311,278	0.27%	1,165,447	0.61%
Savings	319,631	0.04%	324,618	0.02%	321,766	0.02%
Time Deposits (3)	1,334,605	1.66%	1,668,459	1.42%	2,360,367	1.94%
	4,849,899	1.01%	4,616,054	0.60%	5,001,746	1.07%
	$6,136,469	0.80%	$5,660,820	0.49%	$5,878,139	0.91%
___________
(1)    In the years ended December 31, 2022, 2021 and 2020 includes reciprocal deposits with a total average balance of $253.8 million (average rate - 1.35%), $89.6 million (average rate - 0.13%) and $40.5 million (average rate - 0.08%), respectively, and brokered deposits with a total average balance of $1.2 million (average rate - 2.57%), $10.6 million (average rate - 0.33%) and $1.6 million (average rate - 0.33%), respectively.
(2)    In the years ended December 31, 2022, 2021 and 2020, includes brokered deposits with a total average balance of $43.3 million (average rate - 1.47%), $109.3 million (average rate - 0.33%) and $25.6 million (average rate - 0.33%), respectively.
(3)    In the years ended December 31, 2022, 2021 and 2020, includes brokered deposits with average balances of $359.7 million, $414.4 million and $570.8 million, respectively, with average rates of 2.51% 2.11% and 2.21%, respectively.

Large Fund Providers
In the first quarter of 2022, the Company changed its definition of large fund providers to include only third party relationships with balances over $20 million. Prior to 2022, large fund providers were defined as third party deposit relationships with balances over $10 million. At December 31, 2022 and 2021, third-party customer relationships with balances of over $20 million, included twenty-two and eleven deposit relationships, respectively, with total balances of $1.2 billion and $376.3 million respectively. The increase in large fund providers in 2022 compared to December 31, 2021 was mainly driven by new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses customer relationships during the period.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2022		2021		2020
Less than 3 months	$140,292	15.1%	$261,779	31.1%	$433,918	34.6%
3 to 6 months	148,137	16.0%	134,709	16.0%	261,683	20.8%
6 to 12 months	497,436	53.6%	153,695	18.3%	241,367	19.2%
1 to 3 years	135,663	14.6%	281,366	33.5%	268,934	21.4%
Over 3 years	6,889	0.7%	8,902	1.1%	49,948	4.0%
Total	$928,417	100.0%	$840,451	100.0%	$1,255,850	100.0%

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances, and less frequently, advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at December 31, 2022, 2021 and 2020 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding as of December 31, 2022, 2021 and 2020.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Outstanding at period-end	$304,821	$—	$—
Average amount	111,448	28,273	83,750
Maximum amount outstanding at any month-end	304,821	130,000	300,000
Weighted average interest rate:
During period	1.98%	0.36%	1.45%
End of period	3.17%	—%	—%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2022	2021	2020
Net income (loss) attributable to the Company	$63,310	$112,921	$(1,722)
Basic earnings (loss) per common share	1.87	3.04	(0.04)
Diluted earnings (loss) per common share (1)	1.85	3.01	(0.04)

Average total assets	$8,187,688	$7,533,016	$8,031,549
Average stockholders' equity	749,549	795,841	838,239
Net income (loss) attributable to the Company/ Average total assets (ROA)	0.77%	1.50%	(0.02)%
Net income (loss) attributable to the Company / Average stockholders' equity (ROE)	8.45%	14.19%	(0.21)%
Average stockholders' equity / Average total assets ratio	9.15%	10.56%	10.44%

__________________
(1)As of December 31, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units (unvested shares of restricted stock and restricted stock units as of December 31, 2020). See Note 14 to our audited consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share in 2022, 2021 and 2020.

In 2022, basic and diluted earnings per share decreased compared to 2021, primarily as result of lower net income earned during the period. This was partially offset by lower weighted average number of basic and diluted shares in 2022 compared to 2021, primarily as a result of our capital structure optimization efforts. In 2021, basic and diluted earnings per share increased compared to 2020, primarily as result of higher net income earned during the period.

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, if any, and changes in Accumulated Other Comprehensive Income or Loss (“AOCI” or “AOCL”) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on debt securities available for sale and derivative instruments. AOCI or AOCL are not included for purposes of determining our capital for holding and bank regulatory purposes.

2022 compared to 2021
Stockholders’ equity was $705.7 million as of December 31, 2022, a decrease of $126.1 million, or 15.2%, compared to $831.9 million as of December 31, 2021. This decrease was primarily driven by: (i) after-tax net unrealized holding losses of $97.2 million from the change in the market value of debt securities available for sale as a result of the increase of approximately 425 basis points recorded in index market rates in 2022; (ii) an aggregate of $72.1 million of Class A common stock repurchased in 2022, under the Class A repurchase programs launched in 2021 and 2022; (iii) $12.2 million of dividends declared and paid by the Company in 2022, and (iv) an after tax cumulative effect adjustment to retained earnings as a result of CECL adoption of $13.9 million. These decreases were partially offset by net income of $63.3 million in 2022.
Non-controlling Interest

The Company records net loss attributable to Non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. Equity attributable to the non-controlling interest was a net loss of $2.1 million as of December 31, 2022, compared to a net loss of $2.6 million as of December 31, 2021. In 2022 and 2021, net loss attributable to the non-controlling interest was approximately $1.3 million and $2.6 million, respectively.

At December 31, 2022 and 2021, Non-controlling interest in Amerant Mortgage was 20% and 49%, respectively. On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4%. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, the Company reduced its additional paid-in capital by a total of $1.9 million with a corresponding increase to the equity attributable to Noncontrolling Interest.
Common Stock Transactions
Clean-Up Merger. On November 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), between the Company and its newly-created, wholly-owned subsidiary, Amerant Merger SPV Inc. (“Merger Sub”), pursuant to which the Merger Sub would merge with and into the Company (the “Clean-up Merger”), and on November 17, 2021, the Company filed articles of merger (the “Articles of Merger”) with the Florida Secretary of State. In connection with the Clean-up Merger, Merger Sub merged with and into the Company as of 12:01 a.m. on November 18, 2021 (the “Effective Time of the Clean-up Merger”). The Clean-up Merger had been previously approved by the Company’s shareholders on November 15, 2021. Under the terms of the Clean-up Merger, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, any shareholder, together with its affiliates, who owned more than 8.9% of the outstanding shares of Class A common stock a result of the Clean-up Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may have been, was converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that were in excess of the 8.9% limitation. The terms of the Clean-up Merger included the creation of a new class of Non-Voting Class A common stock.

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

Common Stock Repurchases and cancellation of Treasury Shares.
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023.
On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Class A Common Stock Repurchase Program”). In 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Common Stock Repurchase Program.

In November 2021, the Company repurchased 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Clean-up Merger. These shares were repurchased at a weighted average price per share of $30.10 and an aggregate purchase of approximately $8.5 million.

In September 2021, the Company’s Board of Directors authorized a stock repurchase program which provided for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”). In 2022 and 2021, the Company repurchased an aggregate of 652,118 shares and 893,394 shares, respectively, of Class A common stock at a weighted average price per share of $33.96 and $31.18, respectively, under the Class A Common Stock Repurchase Program. In 2022 and 2021, the aggregate purchase price for these transactions was approximately $22.1 million and $27.9 million, respectively, including transaction costs. On January 31, 2022, the Company announced the completion of the Class A Common Stock Repurchase Program.

On March 10, 2021, the Company’s Board of Directors approved a stock repurchase program which provided for the potential repurchase of up to $40 million of shares of the Company’s Class B common stock (the “Class B Common Stock Repurchase Program”). In 2021, the Company repurchased an aggregate of 565,232 shares of Class B common stock at a weighted average price per share of $16.92, under the Class B Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $9.6 million, including transaction costs. In September 2021, in connection with the Clean-up Merger, The Company’s Board of Directors terminated the Class B Common Stock Repurchase Program.

On December 23, 2020, the Company completed a modified “Dutch auction” tender offer to purchase, for cash, up to $50.0 million of shares of its Class B common stock. The tender offer was oversubscribed and, as result, we accepted tenders to purchase 4,249,785 shares of Class B common stock in the tender offer, which included an additional 2% of outstanding shares of Class B common stock as permitted under the tender offer rules. The 4,249,785 shares of Class B common stock were purchased at a price of $12.55 per share. The total purchase price for this transaction was $54.1 million, including $0.8 million in related fees and expenses.

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

In 2022, 2021 and 2020, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2022, 2021 and 2020. Therefore, The Company had no shares of common stock held in treasury stock at December 31, 2022, 2021 and 2020.

Dividends. On October 20, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on November 30, 2022 to shareholders of record at the close of business on November 15, 2022. The aggregate amount in connection with this dividend was $3.0 million.

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

Liquidity Management
Advances from the FHLB, other borrowings and borrowing capacity
At December 31, 2022 and 2021, the Company had $0.9 billion and $0.8 billion, respectively, of outstanding advances from the FHLB. During the year ended December 31, 2022, the Company repaid $1.0 billion of outstanding FHLB advances, and borrowed of $1.1 billion from this source. This activity included: (i) the repayment of approximately $530.0 million in callable FHLB advances, and addition of $550.0 million in longer-term advances, to extend the duration of this portfolio and lock-in fixed interest rates; (ii) the addition of $150.0 million in fixed-rate FHLB advances to support loan growth during the period, and (iii) the repayment of $175.0 million of FHLB advances as we took advantage of the increased market valuation of these instruments at time of repayment.

At December 31, 2022 and 2021 advances from the FHLB had maturities through 2027 and 2030, respectively. At December 31, 2022, advances from the FHLB had fixed interest rates ranging from 0.61% to 4.84% and, a weighted average rate of 2.45% (fixed interest rates ranging from 0.62% to 1.73%, and a weighted average rate of 1.03% at December 31, 2021). In addition, as of December 31, 2021, the Company had $530 million (interest rate - from 0.62% to 0.97%) in advances from the FHLB that are callable prior to maturity. There were no callable advances from the FHLB as of December 31, 2022.

We had $1.7 billion, $1.4 billion and $1.3 billion of additional borrowing capacity with the FHLB as of December 31, 2022, 2021 and 2020, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits. We also have available uncommitted federal funds credit lines with several banks, and had $105.0 million of availability under these lines at December 31, 2021. At December 31, 2022, we had no outstanding uncommitted federal funds lines with banks.
There were no other borrowings as of December 31, 2022 and 2021.
Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the Company’s wholly-owned subsidiary Amerant Florida Bancorp Inc. (Amerant Florida Bancorp Inc. was merged with and into the Company during the three months ended September 30, 2022), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032. Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance cost are deferred and amortized over the term of the Subordinated Notes of 10 years. These Subordinated Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to all of the Company’s current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital of the Company for regulatory capital purposes, and rank equally in right of payment to all of our existing and future subordinated indebtedness. See Note 10 to audited consolidated financial statements in this Form 10-K for more details.
Holding and Intermediate Holding Subsidiaries

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. In addition, we issued the Senior Notes in 2020 and Subordinated notes in 2022. Also, as a result of the Amerant Florida Merger, the Company is now the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents of $64.9 million as of December 31, 2022 and $23.8 million as of December 31, 2021, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. Our former subsidiary, Amerant Florida, which was an intermediate bank holding company and the former obligor on our junior subordinated debt and the former guarantor of the Senior Notes and Subordinated Notes, held cash and cash equivalents $6.3 million as of December 31, 2021, in funds available to service its junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. See discussion below for more details on the Amerant Florida Merger.

Amerant Florida Merger

On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor. In connection with the Amerant Florida Merger, the Company assumed all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger had no impact to the Company’s consolidated financial condition and results of operations. See Note 11 to our audited consolidated financial statements on this Form 10-K, for additional information on the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures.

Subsidiary Dividends

There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in this Form 10-K.

In January, March and April 2022, the Boards of Directors of the Bank and Amerant Florida approved the payment of cash dividends of $40 million, $40 million and $34 million, respectively on each date, by the Bank to Amerant Florida and in the same amounts by Amerant Florida to Amerant Bancorp.

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

Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the next twelve months.

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
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2022, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well-capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2022 and 2021 was 4.4% and 6.6%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
CET1 capital ratio	772,105	10.10%	344,100	4.50%	497,033	6.50%

December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
CET1 capital ratio	801,907	12.50%	288,784	4.50%	417,133	6.50%

December 31, 2020
Total capital ratio	$876,966	13.96%	$502,463	8.00%	$628,078	10.00%
Tier 1 capital ratio	798,033	12.71%	376,847	6.00%	502,463	8.00%
Tier 1 leverage ratio	798,033	10.11%	315,770	4.00%	394,713	5.00%
CET1 capital ratio	736,930	11.73%	282,635	4.50%	408,251	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
CET1 capital ratio	837,970	10.99%	343,209	4.50%	495,746	6.50%

December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
CET1 capital ratio	886,301	13.83%	288,439	4.50%	416,634	6.50%

December 31, 2020
Total capital ratio	$873,152	13.91%	$502,214	8.00%	$627,768	10.00%
Tier 1 capital ratio	794,257	12.65%	376,661	6.00%	502,214	8.00%
Tier 1 leverage ratio	794,257	10.07%	315,569	4.00%	394,461	5.00%
CET1 capital ratio	794,257	12.65%	282,495	4.50%	408,049	6.50%

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
In the fourth quarter of 2022, the Company adopted CECL. The Company has not elected to apply an available three-year transition provision to its regulatory capital computations as a result of its adoption of CECL in 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of CECL.

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

	December 31,
(in thousands)	2022	2021	2020
Commitments to extend credit	$1,165,701	$899,016	$763,880
Letters of credit	20,726	32,107	11,157
	$1,186,427	$931,123	$775,037

Commitments to extend credit increased $266.7 million, or 29.7%, as of December 31, 2022 compared to December 31, 2021. This was mainly driven by an increase in commercial and industrial loan commitments.
The Company uses interest rate swaps and other derivative instruments as part of its normal business operations. See Footnote 12- Derivatives to our consolidated financial statements for details.

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to real estate and equipment operating leases and other borrowing arrangements.
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2022. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.
As of December 31, 2022, we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$247,731	$13,046	$26,196	$26,740	$181,749

Time deposits	1,728,255	1,461,456	209,043	54,316	3,440
Borrowings:
FHLB advances	910,000	305,000	555,000	50,000	—
Senior notes	60,000	—	60,000	—	—
Subordinated notes	30,000	—	—	—	30,000
Junior subordinated debentures	64,178	—	—	—	64,178
Contractual interest payments (1)	123,150	33,381	34,094	12,856	42,819
	$3,163,314	$1,812,883	$884,333	$143,912	$322,186
__________________
(1)    Calculated assuming a constant interest rate as of December 31, 2022.
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
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “Fund”). Our initial commitment was approximately $5.4 million, or 4.9% of the total size of the Fund, and could reach $9.8 million if the Fund increased to its maximum target size of $200 million. The final closing for the Fund was on June 30, 2022, and the total commitment was $161.6 million from the $200 million expected. Therefore, in 2022, our capital commitment in the fund changed from $5.4 million to $7.9 million.

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

Securities. Securities generally must be classified as held to maturity, or HTM, debt securities available-for-sale, or AFS, trading or, equity securities with readily available fair values. Securities classified as HTM are securities we have both the ability and intent to hold until maturity and are carried at amortized cost, less any allowance for credit losses. Trading securities, if we had any, would be held primarily for sale in the near term to generate income. Debt securities that do not meet the definition of trading or HTM are classified as AFS.

The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities, if we had any, and equity securities with readily available fair values, would flow directly through earnings during the periods in which they arise. AFS securities are measured at fair value each reporting period. Unrealized gains and losses on AFS securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be credit-impared. Investment securities that are classified as HTM are recorded at amortized cost, and reduced by an estimated amount of expected credit loss during the life of the investment, if any.

For debt securities available for sale, the Company evaluates whether: (i) the fair value of the securities is less than the amortized costs basis; (ii) it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, and (iii) the decline in fair value has resulted from credit losses or other factors. The Company estimates credit losses on debt securities available for sale using a discounted cash flow model. The present value of an impaired debt security results from estimating future cash flows that are expected to be collected, discounted at the debt security’s effective interest rate. The Company develops its estimates about cash flows expected to be collected and determines whether a credit loss exists, generally using information about past events, current conditions, reasonable and supportable forecasts and other qualitative factors including the extent to which fair value is less than amortized cost basis, adverse conditions specifically related to the security, industry or geographic area, changes in conditions of any collateral underlying the securities, changes in credit ratings, failure of the issuer to make scheduled payments, among other qualitative factors specific to the applicable security. If a credit loss exists, the Company records an allowance for the credit losses, limited to the amount by which the fair value is less than the amortized cost basis. The Company recognizes in AOCI/AOCL any impairment that has not been recorded through an allowance for credit losses.

Debt securities available for sale are charged off to the extent that there is no reasonable expectation of recovery of amortized cost basis. Debt securities available for sale are placed on non-accrual status if the Company does not reasonably expect to receive interest payments in the future and interest accrued is reversed against interest income. Securities are returned to accrual status only when collection of interest is reasonably assured.

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

Allowance for Credit Losses

In 2022, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable loan losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company adopted the CECL guidance as of the beginning of the reporting period of adoption, January 1, 2022, using a modified retrospective approach for all its financial assets measured at amortized cost and off-balance sheet credit exposures.
Under the CECL accounting guidance, the Allowance for Credit Losses, or ACL, is a valuation account that is deducted from the amortized cost basis of financial assets, including loans held for investments and debt securities held to maturity, to present the net amount that is expected to be collected throughout the life of those financial assets. The estimated ACL is recorded through a provision for credit losses charged against income. Management periodically evaluates the adequacy of the ACL to maintain it at a level it believes to be reasonable. The Company uses the same methods used to determine the ACL to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments and contingent obligations on letters of credit. These reserves for off-balance sheet credit risks are presented in the liabilities section in the consolidated balance sheets.
The Company develops and documents its methodology to determine the ACL at the portfolio segment level. The Company determines its loan portfolio segments based on the type of loans it carries and their associated risk characteristics. The measurement of expected credit losses considers information about historical events, current conditions, reasonable and supportable forecasts and other relevant information. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods.

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include but are not necessarily limited to, product or collateral type, industry, geography, internal risk rating, credit characteristics such as credit scores or collateral values, and historical or expected credit loss patterns. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and modifications to borrowers experiencing financial difficulties, expected credit losses are estimated on an individual basis.

Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments. Expected prepayments for commercial and commercial real estate loans are generally estimated based on the Company's historical experience. For residential loans, expected prepayments are estimated using a model that incorporates industry prepayment data, calibrated to reflect the Company's experience. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date a modification related to a borrower experiencing financial difficulty will be executed, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
With respect to modifications made to borrowers experiencing financial difficulty, a change to the ACL is generally not recorded upon modification since the effect of these modifications is already included in the ACL given the measurement methodologies used to estimate the ACL. From time to time, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.
For the largest portfolio segments, including commercial and commercial real estate loans, expected credit losses are estimated using probability of default (“PD”) and loss given default (“LGD”) bottom-up approach, which derives the expected losses from borrower's and market or industry specific risk characteristics. For smaller-balance homogeneous loans with similar risk characteristics, including residential, consumer and small business loans, the models estimate lifetime loan losses based on the portfolio’s historical behavior. In order to incorporate forward-looking expectations, the ACL for these portfolios is adjusted based on macroeconomic factors proven to have effects on the performance of the credit quality of each respective portfolio. The models incorporate a probability-weighted blend of macroeconomic scenarios by ingesting numerous national, regional and metropolitan statistical area (“MSA”) level variables and data points. Some of the more impactful include both current and forecasted unemployment rates, home price index, CRE property forecasts, stock market and market volatility indices, real gross domestic product growth, and a variety of interest rates and spreads. The macroeconomic forecast process is complex and varies from period to period and therefore may results in increased volatility in the ACL and earnings.

All loss estimates are conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Additionally, the Company makes qualitative adjustments to the ACL when, based on management’s judgment, there are factors impacting expected credit losses not taken into account by the quantitative calculations. Potential qualitative adjustments include economic factors, including material trends and developments that, in management's judgment, may not have been considered in the reasonable and supportable economic forecast, credit policy and staffing, including the nature and level of policy and procedural exceptions or changes in credit policy not reflected in quantitative results, changes in the quality of underwriting and portfolio management and staff and issues identified by credit review, internal audit or regulators that may not be reflected in quantitative results, concentrations, considering whether the quantitative estimate adequately accounts for concentration risk in the portfolio, model imprecision and model validation findings; and other factors not adequately considered in the quantitative estimate or other qualitative categories identified by management that may materially impact the amount of expected credit losses.

The Company expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee and, therefore generally have no expected credit losses.

Expected credit losses on loans to borrowers that are domiciled in foreign countries, primarily loans in the Consumer and Financial Institutions portfolios are generally estimated by assessing the any available cash or other types of collateral, and the probability of losses arising from the Company’s exposure to those collateral assets. Loans in this portfolio are generally fully collateralized with cash, securities and other assets and, therefore, generally have no expected credit losses.

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) beginning effectiev as of December 31, 2022, when closed-end retail loans become past due 90 days (120 previously) or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.

Recoveries on loans represent collections received on amounts that were previously charged off against the ACL. Recoveries are credited to the ACL when received, to the extent of the amount previously charged off against the ACL on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.

While most of the measures and restrictions enacted during the COVID-19 pandemic have been lifted, and businesses reopened, generally. the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s loan portfolio cannot be accurately predicted at this time. Additionally, in late September 2022, the Hurricane, which impacted several countries in the Caribbean, and the U.S., caused significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. See - “Hurricane Ian” in “Item1- Business” for more information about the Hurricane. The Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane, and the Company has not identified any significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company has been in contact with the impacted borrowers and has been performing site visits as well. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the unprecedented nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the ACL currently estimable, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further provision for credit losses in future periods.

Goodwill. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. We have applied significant judgment for annual goodwill impairment testing purposes. Based on this evaluation, we concluded goodwill was not considered impaired as of December 31, 2022. Future negative changes may result in potential impairments in future periods.

Determining the fair value of the reporting unit to which goodwill is allocated to (the Company as a whole since we report using a single-segment concept) is considered a critical accounting estimate because it requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to determine fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

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

Recently Issued Accounting Pronouncements. We have evaluated new accounting pronouncements that have recently been issued and have determined that certain of these new accounting pronouncements should be described in this section because, upon their adoption, there could be a significant impact to our operations, financial condition or liquidity in future periods. In the fourth quarter of 2022, the Company adopted new accounting guidance on current expected credit losses, or CECL with retroactive application as of January 1, 2022, the beginning of the adoption period. Please refer to Note 1 of our audited consolidated financial statements in this Form-10K for a detailed discussion of CECL and other recently issued accounting pronouncements that have been adopted by us that will require enhanced disclosures in our financial statements in future periods.

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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2022		2021
Change in Interest Rates (Basis points)
Increase of 200	$27,580	7.9%	$14,442	6.7%
Increase of 100	18,320	5.3%	9,441	4.4%
Decrease of 25 (2)	—	—%	(2,971)	(1.4)%
Decrease of 50	(5,683)	(1.6)%	(6,025)	(2.8)%
Decrease of 100 (3)	(11,548)	(3.3)%	—	—%
Decrease of 200 (3)	(34,279)	(9.8)%	—	—%
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
(3) We began/resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

Net interest income in the base scenario, increased to approximately $349.0 million in December 31, 2022 compared to $217.0 million in December 31, 2021. This increase is mainly due to: (i) higher floating loan rates on existing loans due to higher short term market rates repricing higher through the quarter; (ii) the growth in the indirect lending portfolio that has average net fixed yields close to 7%, and (iii) the growth in the size of the balance sheet as total assets increased $1.5 billion, or 19.5%, in the the year ended December 31, 2022 compared to December 31, 2021. These increases were partially offset by higher cost of total deposits.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2022	2021
Change in Interest Rates (Basis points)
Increase of 200	(7.97)%	(9.60)%
Increase of 100	(3.06)%	(3.23)%
Decrease of 25 (2)	—%	0.16%
Decrease of 50 (3)	3.08%	—%
Decrease of 100 (3)	4.11%	—%
Decrease of 200 (3)	4.95%	—%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We discontinued this scenario due to its low probability in 2022 in light of rising interest rates in 2022.
(3) We began modeling these scenarios in 2022 due to their higher probability in light of rising interest rates in 2022.

The improvements in the sensitivity of EVE from changes in interest rates as of December 31, 2022 for the 200 and 100 basis point increase buckets are principally attributed to the balance sheet becoming more asset sensitive compared to December 31, 2021. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2022 and 2021:

	Change in market value (1)
	December 31,
(in thousands)	2022	2021
Change in Interest Rates (Basis points)
Increase of 200	$(116,288)	$(108,280)
Increase of 100	(59,755)	(50,320)
Decrease of 25 (2)	—	10,811
Decrease of 50	30,527	21,439
Decrease of 100 (3)	60,578	—
Decrease of 200 (3)	115,225	—
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.
(2) We discontinued this scenario in 2022 due to its low probability in light of rising interest rates in 2022.
(3) We began/resumed modeling this scenario in 2022 due to its higher probability in light of rising interest rates in 2022.

The average duration of our investment portfolio increased to 4.9 years at December 31, 2022 compared to 3.6 years at December 31, 2021. The increase in duration was mainly due to lower expected and actual mortgage-backed securities prepayments resulting from increased market interest rates. Additionally, the floating rate portfolio decreased to 13.2% at December 31, 2022 from 10.6% at December 31, 2021.

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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2022. This information may not be indicative of our interest rate sensitivity position at other points in time. In addition, ALM considers the distribution of amounts indicated in the table, including the maturity date of fixed-rate instruments, the repricing frequency of variable-rate financial assets and liabilities, and anticipated prepayments on amortizing financial instruments.

	December 31, 2022
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$290,601	$237,703	$—	$—	$—	$52,898
Securities:
Debt available for sale	1,057,621	271,932	244,410	178,042	363,237	—
Debt held to maturity	242,101	—	—	—	242,101	—
Equity securities with readily determinable fair value not held for trading	11,383	—	—	—	—	11,383
Federal Reserve and FHLB stock	55,575	49,824	—	—	—	5,751
Loan portfolio-performing (1)	6,882,033	4,630,873	924,246	646,129	680,785	—
Earning Assets	$8,539,314	$5,190,332	$1,168,656	$824,171	$1,286,123	$70,032
Liabilities
Interest bearing demand deposits	$2,300,469	$2,300,469	$—	$—	$—	$—
Saving and money market	1,647,811	1,647,811	—	—	—	—
Time deposits	1,728,255	1,474,510	197,889	53,589	2,267	—
FHLB advances	906,486	305,000	551,486	50,000	—	—
Senior Notes	59,210	—	59,210	—		—
Subordinated Notes	29,284	—	—	—	29,284	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$6,735,693	$5,791,968	$808,585	$103,589	$31,551	$—
Interest rate sensitivity gap		(601,636)	360,071	720,582	1,254,572	70,032
Cumulative interest rate sensitivity gap		(601,636)	(241,565)	479,017	1,733,589	1,803,621
Earnings assets to interest bearing liabilities (%)		89.6%	144.5%	795.6%	4,076.3%	N/M

__________________
(1)     “Loan portfolio-performing” excludes $37.6 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Information
The financial statements information required by this item is contained under “Item 15.1 Consolidated Financial Statements” (and the financial statements and related notes referenced therein) included in this Form 10-K.
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

	2022
	As Reported				As Recast (1)				Changes
(in thousands, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total interest income	$113,374	$89,137	$71,167	$65,098	$113,374	$89,137	$71,167	$65,098	$—	$—	$—	$—
Total interest expense	31,196	19,240	12,222	9,453	31,196	19,240	12,222	9,453	—	—	—	—
Net interest income	82,178	69,897	58,945	55,645	82,178	69,897	58,945	55,645	—	—	—	—
Provision for (reversal of) credit losses	20,945	3,000	—	(10,000)	16,857	7,314	(951)	(9,275)	(4,088)	4,314	(951)	725
Net interest income after provision for (reversal of) credit losses	61,233	66,897	58,945	65,645	65,321	62,583	59,896	64,920	4,088	(4,314)	951	(725)
Total noninterest income, excluding securities (losses) gains, net	27,729	14,448	15,533	13,256	27,729	14,448	15,533	13,256	—	—	—	—
Securities (losses) gains, net	(3,364)	1,508	(2,602)	769	(3,364)	1,508	(2,602)	769	—	—	—	—
Total noninterest expense	62,241	56,113	62,241	60,818	62,241	56,113	62,241	60,818	—	—	—	—
Income before income taxes	23,357	26,740	9,635	18,852	27,445	22,426	10,586	18,127	4,088	(4,314)	951	(725)
Income tax expense	(4,746)	(5,864)	(2,033)	(3,978)	(5,627)	(4,936)	(2,234)	(3,824)	(881)	928	(201)	154
Net income before attribution of noncontrolling interest	18,611	20,876	7,602	14,874	21,818	17,490	8,352	14,303	3,207	(3,386)	750	(571)
Noncontrolling interest	(155)	(44)	(72)	(1,076)	(155)	(44)	(72)	(1,076)	—	—	—	—
Net income attributable to Amerant Bancorp Inc.	$18,766	$20,920	$7,674	$15,950	$21,973	$17,534	$8,424	$15,379	$3,207	$(3,386)	$750	$(571)
Basic earnings per common share	$0.56	$0.62	$0.23	$0.46	$0.66	$0.52	$0.25	$0.44	$0.10	$(0.10)	$0.02	$(0.02)
Diluted earnings per common share	$0.55	$0.62	$0.23	$0.45	$0.65	$0.52	$0.25	$0.44	$0.10	$(0.10)	$0.02	$(0.01)
Cash dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$—	$—	$—	$—

__________________
(1)The Company adopted CECL effective as of January 1, 2022. Quarterly amounts previously reported on our quarterly reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022 do not reflect the adoption of CECL. In the fourth quarter of 2022, the Company recorded a provision for credit losses totaling $20.9 million, including $11.1 million related to the retroactive effect of adopting CECL for all previous quarterly periods in the year ended December 31, 2022, including loan growth and changes to macro-economic conditions during the period. Recast amounts reflect the impacts of the adoption of CECL on each interim period of 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for more details on the adoption of CECL.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, due to the material weakness in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness, management believes, based on its procedures in preparing this report, that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with generally accepted accounting principles in the United States of America.
Changes in Internal Control over Financial Reporting
The Company implemented new processes and activities in adopting new accounting guidance for the allowance for credit losses and modified existing controls and designed new ones as part of its adoption. These additional internal controls over financial reporting included controls over assumptions, the determination of a reasonable and supportable economic forecast, and expanded controls over loan level data.
Other than those discussed above and the material weakness identified by management and described below, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the preparations of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In designing and evaluating disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s Management, including the Company’s CEO and CFO, completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based upon this assessment, because of the effect of the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In the estimation of the allowance for credit losses, errors related to the computational accuracy of the model used for purchased consumer and land loans, the loan to value and prepayment assumption inputs and the qualitative factor adjustments were not detected by the Company’s internal controls over financial reporting.
The Company’s internal control over financial reporting as of December 31, 2022, has been audited by RSM US LLP, the Company’s independent registered public accounting firm, as stated in their accompanying report which report expresses an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting due to the material weakness described above as of December 31, 2022.

The Company, with oversight from the Audit Committee, is committed to remediating the material weakness in a timely manner. Management is currently developing a remediation plan to address the material weakness. The material weakness will not be considered remediated until the applicable controls have been fully designed, documented, implemented and operate for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. While we intend to complete the remediation of the material weakness in 2023, there can be no assurance that we will be able to successfully complete the remediation within the contemplated timeline.

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
The information required under this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
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

Item 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Human Capital Committee Report,” “Director Compensation,” and “Compensation and Human Capital Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item will be contained in the Company’s Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in the Company’s Proxy Statement under the captions “Corporate Governance,” and “Certain Relationships and Related Party Transactions,” which information is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV
Item 15. EXHIBIT and FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report
1) Financial Statements and 2) Financial Statements Schedules:
The financial statements information required by this item is contained under the section entitled “Consolidated Financial Statements” (and the financial statements and related notes referenced therein) included beginning on page F-1 of this Form 10-K.

3) List of Exhibits
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger, dated November 18, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 19, 2021)
2.2	Agreement and Plan of Merger, dated November 17, 2021, between the Company and Amerant Merger SPV Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2021)
3.1	Second Amended and Restated Articles of Incorporation of Amerant Bancorp Inc., dated November 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 19, 2021)
3.2	Amended and Restated Bylaws of Amerant Bancorp Inc., dated April 14, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 14, 2022)
4.1	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.2	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.3	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.4	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.5	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.6	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.7	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.8	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.11	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *

Exhibit Number	Description
4.12	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.13	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.14	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Form of Indenture between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form S-3 filed on June 5, 2020 SEC File No. 333-238958)
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

4.19	Form of Global Note (included in Exhibit 4.18).
4.20	Form of Notes Guarantee (included in Exhibit 4.18).
4.21	Indenture, dated as of March 9, 2022, among the Company, Amerant Florida Bancorp Inc., and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 9, 2022)
4.22	Form of Guarantee (included in Exhibit 4.21)
4.23	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.21 to the Form 10-K filed on March 4, 2022).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Stock Settled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Cash Settled) (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.4	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, SEC File No. 001-38534)**
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

10.7	Employment Agreement, dated May 18, 2020, between Amerant Bank, N.A. and Carlos Iafigliola (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2020).**
10.8	Form of Change in Control Severance Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Executive (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 23, 2022).**
10.9	Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).
10.10	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023).**

Exhibit Number	Description
10.11	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2023).**
10.12	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2023).**
10.13
Purchase and Sale Agreement, effective as of November 24, 2021, by and between 220 Alhambra Properties LLC. and FNLI Audax LLC (incorporated by reference to Exhibit 10.12 to the Form 10-K filed on March 4, 2022).

10.14	Lease, dated as of December 15, 2021, between FNLI Audax LLC and 220 Alhambra Properties LLC. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 4, 2022).
21.1	List of Subsidiaries of Amerant Bancorp Inc.
23.1	Consent of RSM US LLP.
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice-President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer ***
32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice-President and Chief Financial Officer ***

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

AMERANT BANCORP INC.
March 1, 2023	By:	/s/ Gerald P. Plush
Date	Name:	Gerald P. Plush
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald P. Plush	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Gerald P. Plush
/s/ Carlos Iafigliola	Senior Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Carlos Iafigliola
/s/ Armando D. Fleitas	Senior Vice-President and Controller (Principal Accounting Officer)	March 1, 2023
Armando D. Fleitas
/s/ Erin Knight	Director	March 1, 2023
Erin Knight
/s/ Miguel A. Capriles L.	Director	March 1, 2023
Miguel A. Capriles L.
/s/ Pamella J. Dana	Lead Independent Director	March 1, 2023
Pamella J. Dana
/s/ Samantha Holroyd	Director	March 1, 2023
Samantha Holroyd
/s/ Gustavo Marturet M.	Director	March 1, 2023
Gustavo Marturet M.
/s/ John Quelch	Director	March 1, 2023
John Quelch
/s/ John W. Quill	Director	March 1, 2023
John W. Quill
/s/ Oscar Suarez	Director	March 1, 2023
Oscar Suarez
/s/ Gustavo J. Vollmer A.	Director	March 1, 2023
Gustavo J. Vollmer A.
/s/ Millar Wilson	Director	March 1, 2023
Millar Wilson

Item 15.1 CONSOLIDATED FINANCIAL STATEMENTS.
AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amerant Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amerant Bancorp Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 1, 2023, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Adoption of New Accounting Standard
As described in Note 1 and 5 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2022 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses for loans held for investment (allowance) totaled $83.5 million as of December 31, 2022. On January 1, 2022, the Company adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model from an incurred loss model to an expected loss model. The allowance under the expected loss model is an estimate of life-of-loan losses for the Company’s loans held for investment.

The allowance consists of two components; an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The allowance for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from various vendor models and/or internally developed model estimation approaches for smaller homogenous loans.

Probability of default is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. For commercial loans above $3 million, loss given default is typically derived from the Company’s own loss experience based on specific risk characteristics. For commercial real estate loans, the loss given default is derived from vendor models using property and loan risk characteristics.

For smaller-balance homogeneous pooled loans with similar risk characteristics such as collateral type and loan purpose (e.g., residential, small business lending under $3 million, consumer and land loans), other modeling techniques are used. These include modeling that relies upon observable inputs such as historical or average loss rates by year of loan origination (i.e.,vintage) and prepayment considerations for future expected contractual loan outstanding balances.

For the smaller-balance homogenous pooled loan segments, the quantitative estimates of expected credit losses are then adjusted to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative or environmental factors. The measurement of expected credit losses on these loan segments is influenced by macro-economic conditions.

The estimation of the allowance for pools of loans that share similar risk characteristics involves inputs and assumptions, many of which are derived from vendor and internally-developed models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios, probability of default and loss given default which requires management to apply a significant amount of judgment and involves a high degree of estimation uncertainty.

Expected credit losses on loans to borrowers that are domiciled in foreign countries, primarily loans in the consumer and financial institutions portfolios are generally estimated by assessing any available cash or other types of collateral, and the probability of losses arising from the Company’s exposure to those collateral assets. Loans in these portfolios are generally fully collateralized with cash, securities and other assets and, therefore, generally have no expected credit losses.

We identified the determination and evaluation of the probability of default and loss given default assumptions and forecasted economic scenario components as a critical audit matter because auditing the underlying assumptions in the allowance model involves a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance for credit losses in the loan portfolio held for investment.

Our audit procedures related to management’s evaluation and establishment of the probability of default and loss given default and forecasted economic scenarios components of the allowance included the following, among others:

•We obtained an understanding of the relevant controls related to the model and the evaluation and establishment of the probability of default and loss given default assumptions and the forecasted economic scenario components of the allowance and tested such controls for design and operating effectiveness.
•We tested management’s process and significant judgments in the evaluation and establishment of the probability of default and loss given default assumptions and forecasted economic scenario components of the allowance, which included:

◦Evaluating management’s considerations and data utilized as a basis for the probability of default and loss given default assumptions (e.g., loan to value, debt service coverage ratio, historical loss experience, selected borrowers’ financial information and prepayment considerations and tested the completeness and accuracy of the underlying data that was used by management by tracing on a sample basis inputs into the model to source documentation

◦Evaluating management’s judgments in the weightings and determination of the forecasted economic scenarios used for reasonableness.

◦Evaluating the scope, sufficiency of procedures performed by the model validator and results driven from the process used by management in validating the model’s performance, including model output-outcome testing such as a sensitivity analysis.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Fort Lauderdale, Florida
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Amerant Bancorp Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 1, 2023, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. In the estimation of the allowance for credit losses, errors related to the computational accuracy of the model used for purchased consumer and land loans, the loan to value and prepayment assumption inputs and the qualitative factor adjustments were not detected by the Company’s internal controls over financial reporting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 1, 2023 on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Fort Lauderdale, Florida
March 1, 2023

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	December 31, 2022	December 31, 2021

Assets
Cash and due from banks	$19,486	$33,668
Interest earning deposits with banks	228,955	240,540
Restricted cash	42,160	—
Cash and cash equivalents	290,601	274,208
Securities
Debt securities available for sale	1,057,621	1,175,319
Debt securities held to maturity	242,101	118,175
Equity securities with readily determinable fair value not held for trading	11,383	252
Federal Reserve Bank and Federal Home Loan Bank stock	55,575	47,495
Securities	1,366,680	1,341,241
Loans held for sale, at lower of cost or fair value	—	143,195
Mortgage loans held for sale, at fair value	62,438	14,905
Loans held for investment, gross	6,857,194	5,409,440
Less: Allowance for credit losses	83,500	69,899
Loans held for investment, net	6,773,694	5,339,541
Bank owned life insurance	228,412	223,006
Premises and equipment, net	41,772	37,860
Deferred tax assets, net	48,703	11,301
Operating lease right-of-use assets	139,987	141,139
Goodwill	19,506	19,506
Accrued interest receivable and other assets	156,011	92,497
Total assets	$9,127,804	$7,638,399
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,367,664	$1,183,251
Interest bearing	2,300,469	1,507,441
Savings and money market	1,647,811	1,602,339
Time	1,728,255	1,337,840
Total deposits	7,044,199	5,630,871
Advances from the Federal Home Loan Bank	906,486	809,577
Senior notes	59,210	58,894
Subordinated notes	29,284	—
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	140,147	136,595
Accounts payable, accrued liabilities and other liabilities	178,574	106,411
Total liabilities	8,422,078	6,806,526
Commitments and contingencies (Note 19)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,815,161 shares issued and outstanding (2021 - 35,883,320 shares issued and outstanding)	3,382	3,589
Additional paid in capital	194,694	262,510
Retained earnings	590,375	553,167
Accumulated other comprehensive (loss) income	(80,635)	15,217
Total stockholders' equity before noncontrolling interest	707,816	834,483
Noncontrolling interest	(2,090)	(2,610)
Total stockholders' equity	705,726	831,873
Total liabilities and stockholders' equity	$9,127,804	$7,638,399
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest income
Loans	$293,210	$216,097	$220,898
Investment securities	41,413	31,500	39,023
Interest earning deposits with banks	4,153	247	633
Total interest income	338,776	247,844	260,554

Interest expense
Interest bearing demand deposits	15,118	591	439
Savings and money market deposits	11,808	3,533	7,128
Time deposits	22,124	23,766	45,765
Advances from the Federal Home Loan Bank	15,092	8,595	13,168
Senior notes	3,766	3,768	1,968
Subordinated notes	1,172	—	—
Junior subordinated debentures	3,030	2,449	2,533
Securities sold under agreements to repurchase	1	1	1
Total interest expense	72,111	42,703	71,002
Net interest income	266,665	205,141	189,552
Provision for (reversal of) credit losses	13,945	(16,500)	88,620
Net interest income after provision for (reversal of) credit losses	252,720	221,641	100,932

Noninterest income
Deposits and service fees	18,592	17,214	15,838
Brokerage, advisory and fiduciary activities	17,708	18,616	16,949
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	10,678	(2,488)	(73)
Loan level derivative income	10,360	3,951	3,173
Change in cash surrender value of bank owned life insurance	5,406	5,459	5,695
Cards and trade finance servicing fees	2,276	1,771	1,346
Derivative gains, net	455	—	—
Gain on sale of headquarters building	—	62,387	—
Securities (losses) gains, net	(3,689)	3,740	26,990
Other noninterest income	5,491	9,971	3,552
Total noninterest income	67,277	120,621	73,470

Noninterest expense
Salaries and employee benefits	123,510	117,585	111,469
Occupancy and equipment	27,393	20,364	17,624
Professional and other services fees	22,142	19,096	13,129
Telecommunication and data processing	14,735	14,949	12,931
Advertising expenses	11,620	3,382	1,600
Loan level derivative expense	8,146	815	330
Contract termination costs	7,103	—	—
FDIC assessments and insurance	6,598	6,423	6,141
Depreciation and amortization	5,883	7,269	9,385
Other real estate owned valuation expense	3,408	—	—
Loans held for sale valuation expense	159	—	—
Other operating expenses	10,716	8,359	6,127
Total noninterest expenses	241,413	198,242	178,736
Income (loss) before income tax (expense) benefit	78,584	144,020	(4,334)
Income tax (expense) benefit	(16,621)	(33,709)	2,612
Net income (loss) before attribution of noncontrolling interest	61,963	110,311	(1,722)
Noncontrolling interest	(1,347)	(2,610)	—
Net income (loss) attributable to Amerant Bancorp Inc.	$63,310	$112,921	$(1,722)
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(97,151)	$(12,960)	$39,941
Net unrealized holding gains (losses) on cash flow hedges arising during the period	220	137	(1,730)
Reclassification adjustment for items included in net income	1,079	(3,624)	(19,781)
Other comprehensive (loss) income	(95,852)	(16,447)	18,430
Comprehensive (loss) income	$(32,542)	$96,474	$16,708

Earnings (Loss) Per Share (Note 23)
Basic earnings (loss) per common share	$1.87	$3.04	$(0.04)
Diluted earnings (loss) per common share	$1.85	$3.01	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2022

	Common Stock				Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders' Equity
	Shares Outstanding		Issued Shares - Par Value
(in thousands, except share data)	Class A	Class B	Class A	Class B		Treasury Stock
Balance at December 31, 2019	28,927,576	14,218,596	$2,893	$1,775	$419,048	$(46,373)	$444,124	$13,234	$834,701	$—	$834,701
Repurchase of Class B common stock	—	(5,182,244)	—	—	—	(69,378)	—	—	(69,378)	—	(69,378)
Treasury stock retired	—	—	—	(871)	(114,880)	115,751	—	—	—	—	—
Restricted stock issued	6,591	—	1	—	(1)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	19,464	—	2	—	(2)	—	—	—	—	—	—
Restricted stock surrendered	(60,606)	—	(6)	—	(911)	—	—	—	(917)	—	(917)
Restricted stock forfeited	(86,681)	—	(8)	—	8	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,307	—	—	—	2,307	—	2,307
Net loss attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	(1,722)	—	(1,722)	—	(1,722)
Other comprehensive income	—	—	—	—	—	—	—	18,430	18,430	—	18,430
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Conversion of stock	8,047,564	(8,471,120)	805	(847)	42	—	—	—	—	—	—
Repurchase of Class A common stock	(1,175,119)	—	—	—	—	(36,332)	—	—	(36,332)	—	(36,332)
Repurchase of Class B common stock	—	(565,232)	—	—	—	(9,563)	—	—	(9,563)	—	(9,563)
Treasury stock retired	—	—	(118)	(57)	(45,720)	45,895	—	—	—	—	—
Restricted stock issued	252,503	—	25	—	(25)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	45,586	—	5	—	(5)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(66,491)	—	(7)	—	(2,136)	—	—	—	(2,143)	—	(2,143)
Restricted stock forfeited	(28,796)	—	(3)	—	3	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,782	—	—	—	4,782	—	4,782
Dividends declared	—	—	—	—	—	—	(2,156)	—	(2,156)	—	(2,156)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	112,921	—	112,921	—	112,921
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(2,610)	(2,610)
Other comprehensive loss	—	—	—	—	—	—	—	(16,447)	(16,447)	—	(16,447)
Balance at December 31, 2021	35,883,320	—	$3,589	$—	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	—	—	—	(13,872)	—	(13,872)	—	(13,872)
Repurchase of Class A common stock	(2,255,005)	—	—	—	—	(72,060)	—	—	(72,060)	—	(72,060)
Transfer of subsidiary shares from noncontrolling interest	—	—	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Treasury stock retired	—	—	(226)	—	(71,834)	72,060	—	—	—	—	—
Restricted stock issued	175,601		18	—	(18)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	33,349	—	3	—	(3)	—	—	—	—	—	—
Restricted stock surrendered	(17,768)	—	(2)	—	(1,061)	—	—	—	(1,063)	—	(1,063)
Restricted Stock forfeited	(39,673)	—	(4)	—	4	—	—	—	—	—	—
Stock issued for employee stock purchase plan	35,337	—	4	—	1,175	—	—	—	1,179	—	1,179
Stock-based compensation expense	—	—	—	—	5,788	—	—	—	5,788	—	5,788
Dividends Paid	—	—	—	—	—	—	(12,230)	—	(12,230)	—	(12,230)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	63,310	—	63,310	—	63,310
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(1,347)	(1,347)
Other comprehensive loss	—	—	—	—	—	—	—	(95,852)	(95,852)	—	(95,852)
Balance at December 31, 2022	33,815,161	—	$3,382	$—	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income (loss) before attribution of noncontrolling interest	$61,963	$110,311	$(1,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (reversal of) credit losses	13,945	(16,500)	88,620
Net premium amortization on securities	8,537	12,596	14,868
Depreciation and amortization	5,883	7,269	9,385
Stock-based compensation expense	5,788	4,782	2,307
Change in cash surrender value of bank owned life insurance	(5,406)	(5,459)	(5,695)
Securities losses (gains), net	3,689	(3,740)	(26,990)
Derivative gains, net	(455)	—	—
Loss (gain) on sale of loans, net	320	(4,276)	—
Net gain on sale of headquarters building	—	(62,387)	—
Net loss (gain) on sale of premises and equipment	—	71	1,729
Deferred taxes and others	5,157	6,000	(11,513)
(Gain) loss on early extinguishment of advances from the FHLB, net	(10,678)	2,488	73
Proceeds from sales and repayments of mortgage loans originated for sale (at fair value)	143,082	20,859	—
Originations and purchases of mortgage loans originated for sale (at fair value)	(286,715)	(35,108)	—
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	(15,348)	(4,432)	(446)
Account payable, accrued liabilities and other liabilities	21,078	34,957	(13,369)
Net cash (used in) provided by operating activities	(49,160)	67,431	57,247

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(266,667)	(425,864)	(399,202)
Held to maturity	(140,028)	(100,403)	—
Federal Home Loan Bank stock	(38,044)	(4,565)	(9,843)
Equity securities with readily determinable fair value not held for trading	(12,656)	—	(29)
	(457,395)	(530,832)	(409,074)
Maturities, sales, calls, paydowns and redemptions of investment securities:
Available for sale	246,394	446,436	781,983
Held to maturity	15,354	39,695	15,056
Federal Home Loan Bank stock	29,964	22,110	18,742
Equity securities with readily determinable fair value not held for trading	252	23,470	—
	291,964	531,711	815,781
Net proceeds from sale of headquarters building	—	132,360	—
Net (increase) decrease in loans	(1,311,608)	93,321	(199,910)
Proceeds from loan portfolio sales	84,029	166,329	71,639
Purchases of premises and equipment	(10,629)	(6,577)	(5,573)
Proceeds from sales of premises and equipment	—	28	13,476
Proceeds from sales of other real estate owned	6,393	16	—
Cash paid in business acquisition, net	—	(1,037)	—
Net cash (used in) provided by investing activities	(1,397,246)	385,319	286,339

Cash flows from financing activities
Net increase in demand, savings and money market accounts	1,022,913	602,950	353,277
Net increase (decrease) in time deposits	390,415	(703,722)	(378,777)
Proceeds from advances from the Federal Home Loan Bank	1,130,000	485,500	750,000
Repayments of advances from the Federal Home Loan Bank	(1,024,322)	(729,618)	(935,073)
Proceeds from issuance of subordinated notes, net of issuance costs	29,146	—	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	—	58,412
Redemption of junior subordinated debentures	—	—	(28,068)
Repurchase of common stock - Class A	(72,060)	(36,332)	—
Dividends paid	(12,230)	—	—
Repurchase of common stock - Class B	—	(9,563)	(69,378)
Common stock surrendered	(1,063)	(2,143)	(917)
Net cash provided by (used in) financing activities	1,462,799	(392,928)	(250,524)
Net increase in cash and cash equivalents and restricted cash	16,393	59,822	93,062

Cash and cash equivalents and restricted cash
Beginning of period	274,208	214,386	121,324
End of period	$290,601	$274,208	$214,386

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid:
Interest	$67,295	$46,327	$73,349
Income taxes	27,537	14,538	10,576
Initial recognition of operating lease right-of-use assets	—	55,670	—
Initial recognition of operating lease liabilities	—	56,024	—
Right-of-use assets obtained in exchange for new lease obligations	8,887	91,797	—
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	96,233	—	—
Loans held for sale (at lower cost or fair value) transferred to loans held for investment)	65,802	—	—
Loans held for investment transferred to loans held for sale	—	256,154	—
Net transfers from premises and equipments to operating lease right-of-use assets	—	69,931	—
Loans transferred to other assets	—	9,400	400

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a 80% owned mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”).

The Bank has been serving the communities in which it operates for over 40 years. The Bank has 23 Banking Centers, including 16 located in South Florida and 7 in the Greater Houston area, Texas. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s operating subsidiaries Amerant Investments and the Cayman Bank. Amerant Mortgage offers a full complement of residential lending solutions including conventional, government, construction, Jumbo loans, and other residential lending product offerings. The Company’s main activities are concentrated in its primary markets, with domestic customers located within those markets, and with international customers mainly located in Latin America. The Company does not have any significant concentrations to any one customer.

In May 2021, the Company incorporated a new wholly owned subsidiary, Amerant SPV, LLC, or Amerant SPV. From time to time, the Company may evaluate select opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive.

The Company’s Class A common stock, par value $0.10 per common share is listed and trade on the Nasdaq Global Select Market under the symbol “AMTB”.
Restructuring Activities
The Company continues to work on better aligning its operating structure and resources with its business activities.

In 2021, the Bank entered into a new multi-year outsourcing agreement with a recognized third party financial technology services provider. Under the terms of this agreement, the third party has assumed full responsibility over a significant number of the Bank’s former support functions and staff, including certain back-office operations. This new relationship entails transitioning of our core data processing platform from our current software vendor to the one offered by this third party financial technology service provider. This new agreement is expected to allow the Bank to achieve greater operational efficiencies and deliver advanced solutions and services to our customers. Effective January 1, 2022, there were 80 employees who are no longer working for the Company as a result of this new agreement. Additionally, in connection with the implementation of this agreement, the Company recorded estimated contract termination and related costs of approximately of $7.1 million in 2022. The Company currently expects to incur additional contract termination costs in connection with the implementation of this agreement that cannot be reasonably determined at this time.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
In 2022 and 2021, the Company recorded staff reduction costs of approximately $3.0 million and $3.6 million, respectively. In 2022, staff reductions costs include severance expenses, mainly in connection with the restructuring of business lines and the elimination of certain support functions during the year. In 2021, staff reduction costs included severance expenses related to i) closure of the Company’s New York City loan production office (the “NY LPO”) in the second quarter of 2021, ii) outsourcing the internal audit function during the second quarter of 2021, and iii) elimination of various other support positions throughout 2021, including the Company’s Chief Operating Officer (“COO”) stepping down from his position on June 30, 2021. Severance costs are recorded as part of “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive (loss) income.

Other restructuring expenses in 2022 and 2021 include: (i) consulting, legal and other professional fees of $3.6 million and $1.7 million, respectively. mainly related to the engagement with our new technology provider, in 2022, and primarily in connection with our capital optimization efforts and related transactions, and the engagement with our new technology provider, in 2021; (ii) lease impairment charges of $1.6 million in 2022 and $0.8 million 2021, related to the closing of a branch in Pembroke Pines, Florida in 2022, and in connection with the closure of the loan production office in New York in 2021, recorded in “occupancy and equipment expense” in the Company’s consolidated statement of operations and comprehensive income; and (iii) branch closure expenses of $0.5 million in 2021 related to the lease termination of a branch in Fort Lauderdale, Florida, and (iv) digital transformation expenses of $0.4 million in 2021.

Optimizing Capital Structure
Subordinated Notes. On March 9, 2022, the Company completed a $30.0 million offering of subordinated notes with a 4.25% fixed-to-floating rate and due on March 15, 2032 (the “Subordinated Notes”). See Note 10-Subordinated Notes, for details.
Senior Notes. In June 2020, the Company completed a $60.0 million offering of 5.75% senior notes due 2025. See Note 9-Senior Notes, for details.
Stock Repurchases. On February 14 and February 21, 2020, the Company entered into two privately negotiated transactions to repurchase shares of nonvoting Class B common stock. In December 2020, the Company completed a modified Dutch auction tender offer to purchase, for cash, up to $50 million of shares of its Class B common stock. In March 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $40 million of shares of Class B common stock (the “Class B Stock Repurchase Program”). In September 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”), and terminated the Class B Common Stock Repurchase Program, previously authorized in March 2021.
In January 2022, the Company’s Board of Directors authorized a new repurchase program to repurchase up to $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). Also, in January 2022, the Company announced the completion of the Class A Common Stock Repurchase Program, previously authorized in September 2021. Lastly, in May 2022, the Company announced the completion of the New Common Stock Repurchase Program, previously authorized in January 2022.
In 2022 and 2021 the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock repurchased in 2022 and 2021.
See Note 18-Stockholders’ Equity for details on all stock repurchases.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Clean-Up Merger. In November 2021, the Company’s shareholders approved a clean-up merger pursuant to which a newly-created subsidiary of the Company, formed with the only purpose of effecting the clean-up merger, merged with and into the Company (the “Clean-Up Merger”). Under the terms of the Clean-up Merger, among other actions, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock. See Note 18-Stockholders’ Equity for details on the Clean-Up Merger.
Dividends. In each of the four quarters of 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. In 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share of the Company’s Class A common stock. See Note 18-Stockholders’ Equity for details on all dividends declared.
Wholly-owned Subsidiaries Mergers
On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). In connection with the Amerant Florida Merger, the Company assumed all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the 5 trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger had no impact to the Company’s consolidated financial condition and results of operations. See Note 11- Junior Subordinated Debentures Held By Trust Subsidiaries for additional information on the common capital securities issued by the five trust subsidiaries, and the junior subordinated debentures.
In March 2021, the Bank and Amerant Trust, N.A, a non-depository trust company (“Amerant Trust”), received authorization to merge Amerant Trust with and into the Bank, with the Bank as sole survivor. The Company completed the merger of Amerant Trust with and into the Bank on April 1, 2021.

Changes in Ownership Interest in Amerant Mortgage
At December 31, 2022 and 2021, the Company had an 80% and 51% ownership interest in Amerant Mortgage, respectively. On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, in the year ended December 31, 2022, the Company reduced its Additional Paid-in Capital by a total of $1.9 million with a corresponding increase to the equity attributable to Noncontrolling Interest.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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
Amerant SPV Investments

The Company, through Amerant SPV, has invested in equity and non-equity instruments issued by Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. In connection with the equity investment, in November 2021, Gerald P. Plush, our Company’s Chairman, President & CEO, was appointed to Marstone’s Board of Directors as one of its seven individual members. In this role, Mr. Plush does not have individual power to control or direct the operations of Marstone. The Company’s equity investment in Marstone represents less than 5% of its voting power. In addition, the Company considers it does not have a variable interest in Marstone. At December 31, 2022, the Company’s equity and non-equity investments in Marstone amount to $2.5 million and $1.3 million, respectively ($2.5 million and $1 million, respectively, in 2021).
In October 2021, the Company invested $2.5 million in an equity instrument issued by Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers working capital financing solutions. This equity investment represents less than 5% of Rainstone’s voting power. In addition, the Company considers it does not have a variable interest in Rainstone. There were no additional investments in Raistone in 2022.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund, with (the “Fund”) an initial commitment of approximately $5.4 million that may reach $9.8 million should the fund increase to its maximum target size of $200 million. Initially, the Fund will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments, and exchanges. As a strategic lead investor in the Fund, the Company expects to have access and become an early adopter of this transformational technology. At December 31, 2022 the investment in the Fund amounts to $1.2 million (none in 2021).
These investments in Marstone, Raistone and the Fund are recorded at their original cost and are included in the Company’s consolidated balance sheet in other assets. The Company reviews these investments periodically for deterioration. At December 31, 2022 and 2021, the Company considers these investments are not deteriorated and did not record an impairment charge as a result.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Employee Stock Purchase Plan
On June 8, 2022, the shareholders of the Company approved the Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (the “ESPP” or the “Plan”). The purpose of the Plan is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. All named executive officers, and all other executive officers of the Company who were eligible as of the enrollment deadline for the first offering period elected to participate in the Plan. See Note 14-Incentive Compensation and Benefit Plans for more details on the ESPP.
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
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to qualifying businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. As of December 31, 2022, PPP loan balances were not significant. As of December 31, 2021, total PPP loans were $2.7 million, or 0.05% of total loans, compared to $198.5 million, or 3.4% of total loans as of December 31, 2020. In the second quarter of 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pretax gain on sale of $3.8 million. The Company retained no loan servicing rights on these PPP loans. In 2020, the Company had salary and compensation benefits totaling $7.8 million, and other operational expenses totaling $0.7 million, directly related to the origination of these PPP loans. In accordance with GAAP, the Company deferred these non-refundable loan origination fees, net of the direct costs of loan originations amortized over the term of the related loans as adjustments to interest income.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Loan Modification Programs. On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans that had been modified under these programs totaled $1.1 billion as of December 31, 2021 and 2020. As of December 31, 2022, there were no loans under the deferral and/or forbearance options. As of December 31, 2021, $37.1 million, or 0.7% of total loans, were still under the deferral and/or forbearance period ($43.4 million, or 0.7% at December 31, 2020.) In accordance with accounting and regulatory guidance, loans to borrowers benefiting from these measures were not considered troubled debt restructurings, or TDRs.
Hurricane Ian
In late September 2022, Hurricane Ian (the “Hurricane”) impacted several countries in the Caribbean, and the U.S., causing significant damage, and disrupting businesses in several regions, including several South and Central Florida counties in which the Company does business, including the Tampa Bay, Port Charlotte, Naples and Orlando markets and their surrounding areas. On September 28, 2022, the Hurricane made landfall near Cayo Costa in southwestern Florida, as a powerful Category 4 hurricane on the Saffir-Simpson scale, bringing intense winds and heavy rainfall and storm surges, causing catastrophic wind and water damage to infrastructure, homes and businesses in southwestern Florida, including the city of Tampa where we operate a loan production office. The Company has not identified any significant impacts to the loan portfolio of the Company deemed to be located in the areas that may have been meaningfully impacted by the Hurricane, and the Company has not identified any significant impact to the collateral securing the loans in the exposed loan portfolio in the region. The Company has been in contact with the impacted borrowers and has performed site visits as well. In addition, the Company has been actively involved in efforts to support the recovery of the communities negatively impacted by the Hurricane. The Hurricane had no material negative impact to the Company’s operations in Tampa, FL in the year ended December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

b) Basis of Presentation and Summary of Significant Accounting Policies
Emerging Growth Company
Section 107 of the JOBS Act provides that, as an “emerging growth company”, or EGC, a Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In 2019, the Federal bank regulators recognized or permitted public companies that are EGCs to delay the adoption of accounting pronouncements until those standards would otherwise apply to private companies. The Company benefited from this extended transition period since it became a publicly traded company. As of December 31, 2022, the Company determined that it was deemed a large accelerated filer effective as of that date, based on the aggregate worldwide market value of its voting and non-voting common stock held by the Company’s non-affiliates as of the last business day of the second quarter of 2022. Consequently, the Company determined that it no longer qualified as an EGC as of December 31, 2022 and, therefore, was unable to continue to benefit from any extended transition period for complying with new or revised accounting standards as of that date. See discussion below of recently adopted accounting pronouncements as a result of this transition. See sections below for more details.
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
Non-Controlling Interest
The Company records net loss attributable to non-controlling interests in its consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets and separately as net loss attributable to non-controlling interests on the consolidated statement of operations and comprehensive (loss) income. At December 31, 2022 and 2021, non-controlling interest in Amerant Mortgage was 20% and 49%, respectively. In 2021 and throughout the first quarter of 2022, non-controlling interest in Amerant Mortgage was 49%.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: (i) the determination of the allowance for credit losses; (ii) the fair values of securities; (iii) the cash surrender value of bank owned life insurance; (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized; and (v) the determination of estimated contract termination costs. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
The COVID-19 pandemic has impacted the global and U.S. economic activity since March 2020, and has and may continue to materially and negatively impact supply chains, labor supply and certain industries in which our customers operate. At the outset of the pandemic, several states and cities across the United States, including the States of Florida, and Texas and cities where we had or have banking centers, LPOs and where our principal place of business is located, implemented quarantines, restrictions on travel, “shelter at home” orders, and restrictions on types of business that may continue to operate. While most of these measures and restrictions have been lifted, and businesses have reopened, generally, and economic activity accelerated in 2022, the Company cannot predict when circumstances may change and whether restrictions that have been lifted will need to be imposed or tightened in the future if viewed as necessary due to public health concerns. Given the uncertainty regarding the spread and severity of the COVID-19 pandemic and its adverse effects on the U.S. and global economies, the impact to the Company’s financial statements cannot be accurately predicted at this time.
The Company considers there are significant uncertainties in the assessment and quantification of the full extent of the damage caused by the Hurricane, as well as its long-term impact on economic activity in the region. The damages are meaningful and have, at least in the short-term, had a material adverse impact on regional economic activity, as reflected by, among other things, the slow-down in sales and service activity, primarily in the hospitality and related industries. Regional employment levels are also expected to decrease at least in the short-term. The speed at which the State of Florida and other federal and local governments can restore infrastructure and services throughout the impacted region, will be a critical variable in determining the extent of the impact on economic activity. Furthermore, the Hurricane severely damaged or destroyed buildings, homes and other infrastructure, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the Hurricane, may be significantly impacted. Although some of the impact of the Hurricane, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is still uncertain the amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the Hurricane.
Since there is significant uncertainty with respect to the full extent of the negative impacts due to the nature of the Hurricane, the Company’s estimates with respect to the loan portfolio potentially impacted and the reserve for credit losses, are based on judgment and subject to change as conditions evolve. The Company will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in additional provision for credit losses required in future periods.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

In 2022, noninterest expenses include $7.1 million of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.
Reclassifications
In 2022, advertising expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Prior to 2022, these expenses were presented as a component of other noninterest expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. Also, in 2022, loan- level derivative expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Prior to 2022, these expenses were presented as a component of professional and other services fees in the Company’s consolidated statement of operations and comprehensive (loss) income.
Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Unvested shares of restricted stock are excluded from the basic earnings per share computation.
Diluted net income per common share reflects the number of additional common stock that would have been outstanding if the dilutive potential common stock had been issued. Dilutive potential common stock consist of unvested shares of restricted stock, restricted stock units and performance stock units outstanding during the period. The dilutive effect of potential common stock is calculated by applying the treasury stock method. The latter assumes dilutive potential common stock are issued and outstanding and the proceeds from the exercise, are used to purchase common stock at the average market price during the period. The difference between the numbers of dilutive potential common stock issued and the number of shares purchased is included as incremental shares in the denominator to compute diluted net income per common stock. Dilutive potential common stock are excluded from the diluted earnings per share computation in the period in which the effect is anti-dilutive.
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
December 31, 2022, 2021 and 2020

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

Stock-based Compensation
The Company may grant share-based compensation and other related awards to its non-employee directors, officers, employees and certain consultants. Compensation cost is measured based on the estimated fair value of the award at the grant date and recognized in earnings as an increase in additional paid in capital on a straight -line basis over the requisite service period or vesting period. The fair value of the unvested shares of restricted stock and restricted stock units is based on the market price of the Company’s Class A common stock at the date of the grant. The fair value of performance stock units at the grant date is based on estimated fair values using an option pricing model.
The Company maintains an ESPP. The ESPP allows eligible employees to purchase common stock at a 15% discount applied to the stock price at the beginning or end of the offering period, whichever is lower. Each offering period is six months in length with a purchase limit of 5,000 shares per eligible employee per offering period and a $25,000 per eligible employee contribution limit per year. Each offering period will begin the first trading day on or after June 1 and December 1 of each year. In 2022, the offering period started on February 14, 2022 and ended November 30, 2022. The fair value of the ESPP at the beginning of the offering period is based on an estimated fair value using an option pricing model. The Company recognizes compensation expense in an amount equal to the estimated fair value of the 15% discount plus the fair value of the look-back option, over the offering period.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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
In 2022 and 2021, salaries and employment benefits include $3.0 million and $3.6 million of severance expenses mainly in connection with the Company’s ongoing restructuring activities.
On October 9, 2020, the Board of Directors of the Company adopted a voluntary early retirement plan for certain eligible long-term employees ( the “2020 Voluntary Plan”) and an involuntary severance plan for certain other positions (the “2020 Involuntary Plan”) consistent with the Company’s effort to streamline operations and better align its operating structure with its business activities. The employees that elected to participate in the 2020 Voluntary Plan retired on or before December 31, 2020. The 2020 Involuntary Plan impacted employees most of whom no longer worked for the Company and/or its subsidiaries by December 31, 2020. On December 28, 2020, the Company determined the termination costs related to the 2020 Voluntary Plan and the 2020 Involuntary Plan. The Company incurred approximately $3.5 million and $1.8 million in voluntary and involuntary early retirement plan expenses, respectively, reported in salaries and benefits expense in the fourth quarter of 2020 in connection with the 2020 Voluntary Plan and the 2020 Involuntary Plan, respectively, the majority of which were paid over time in the form of installment payments until December 2021.
Offering Expenses
Specific, non-reimbursable, incremental costs directly attributable to a proposed or actual securities offerings are deferred and charged against the gross proceeds of the offering.
Loan-level derivative expenses
Loan-level derivative expenses are incurred in back-to-back derivative transactions with commercial loan clients and with brokers. The Company pays a fee upon inception of the back-to-back derivative transactions, corresponding to the spread between a wholesale rate and a retail rate.
Cash and Cash Equivalents
The Company has defined as cash equivalents those highly liquid instruments purchased with an original maturity of three months or less and include cash and cash due from banks, federal funds sold and deposits with banks.
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. Effective March 26, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirements ratios to zero percent in response to the COVID-19 pandemic, therefore, there were no reserve requirements at December 31, 2022 and 2021.
The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the Federal Deposit Insurance Corporation, or FDIC.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Securities
The Company classifies its investments in securities as debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Securities classified as debt securities held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2022 and 2021 securities receivables included in other assets amounted to $0.9 million and $1.5 million, respectively. At December 31, 2022 and 2021, securities payable related to purchases pending settlement and included in other liabilities amounted to $0.3 million and $25.2 million, respectively.
For debt securities available for sale, the Company evaluates whether: (i) the fair value of the securities is less than the amortized costs basis; (ii) it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, and (iii) the decline in fair value has resulted from credit losses or other factors. The Company estimates credit losses on debt securities available for sale using a discounted cash flow model. The present value of an impaired debt security results from estimating future cash flows that are expected to be collected, discounted at the debt security’s effective interest rate. The Company develops its estimates about cash flows expected to be collected and determines whether a credit loss exists, generally using information about past events, current conditions, reasonable and supportable forecasts and other qualitative factors including the extent to which fair value is less than amortized cost basis, adverse conditions specifically related to the security, industry or geographic area, changes in conditions of any collateral underlying the securities, changes in credit ratings, failure of the issuer to make scheduled payments, among other qualitative factors specific to the applicable security. If a credit loss exists, the Company records an allowance for the credit losses, limited to the amount by which the fair value is less than the amortized cost basis. The Company recognizes in AOCI/AOCL any impairment that has not been recorded through an allowance for credit losses.

Loans Held for Sale, at Lower of Cost or Fair Value
Loans originated for investment are transferred into the held for sale classification at the lower of carrying amount or fair value, when they are specifically identified for sale and a formal plan exists to sell them. When the Company determines that a formal plan to sell loans in this category no longer exists, the Company reclassifies these loans to loans held for investment at their carrying value at the date of the transfer, with the loans carrying value becoming their new basis. Any resulting difference between the loans unpaid principal amount and their carrying value is amortized through earning for the remainder lives of the loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Loans Held for Sale, at Fair Value
Mortgage loans originated for sale are carried at fair value, with changes in fair value recognized in current period earnings presented in other income. The fair value is measured on an individual loan basis using quoted market prices and when not available, comparable market value or discounted cash flow analysis may be utilized. Gains and losses on loan sales are recognized in other noninterest income in the consolidated statements of operations and comprehensive (loss) income.
Loans Held for Investment
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans, or CRE loans, (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the loans unamortized costs reduced by an allowance for credit losses if any. The unamortized cost of a loan consists of its unpaid principal balance, unamortized premiums, discounts and deferred loan origination fees and costs, net of amounts previously charged off. Unamortized premiums, discounts and deferred loan origination costs, including premiums paid on purchases of indirect consumer loans as well as purchases of single-family residential loans and other loans, amounted to $17.8 million and $16.9 million at December 31, 2022 and 2021, respectively.

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
Loans which have been modified because the borrowers were experiencing financial difficulty and the Company, for economic or legal reasons related to the debtors’ financial difficulties, granted a concession to the debtors that it would not have otherwise considered, are considered troubled debt restructurings (“TDR”).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
In 2020, the Company began offering customized loan payment relief options as a result of the impact of the COVID-19 pandemic, including deferral and forbearance options. Consistent with accounting and regulatory guidance, temporary modifications granted under these programs are not considered TDRs. See “ Loan Mitigation Programs” discussion above for more information on these modifications.
Allowance for Credit Losses (ACL)
In 2022, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable loan losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.
The ACL is a valuation account that is deducted from the amortized cost basis of financial assets carried at their amortized cost, including loans held for investment and debt securities held to maturity, to present the net amount that is expected to be collected throughout the life of the financial asset. The estimated ACL is recorded through a provision for credit losses charged against operations. Management periodically evaluates the adequacy of the ACL to maintain it at a level it believes to be reasonable. The Company uses the same methods used to determine the ACL to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments and contingent obligations on letters of credit. These reserves for off-balance sheet credit risks are presented in the liabilities section in the consolidated balance sheets.
The ACL consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The ACL for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from various vendor models and/or internally developed model estimation approaches for smaller homogenous loans.

PD is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and are developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. For commercial loans above $3 million, LGD is typically derived from the Company’s own loss experience based on specific risk characteristics. For commercial real estate loans, the LGD is derived from vendor models using property and loan risk characteristics. The estimation of the ACL for pools of loans that share similar risk characteristics involves inputs and assumptions, many of which are derived from vendor and internally-developed models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios, PD and LGD which requires management to apply a significant amount of judgment and involves a high degree of estimation uncertainty. The ACL estimation process applies an economic forecast scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term of a loan excludes expected extensions, renewals, and modification under certain conditions.

For smaller-balance homogeneous pooled loans with similar risk characteristics such as collateral type and loan purpose (e.g., residential, small business lending under $3 million, consumer and land loans), other modeling techniques are used. These include modeling that relies upon observable inputs such as historical or average loss rates by year of loan origination (i.e.,vintage) and prepayment considerations for future expected contractual loan outstanding balances.

For the smaller-balance homogenous pooled loan segments, the quantitative estimates of expected credit losses are then adjusted to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative or environmental factors. The measurement of expected credit losses on these loan segments is influenced by macro-economic conditions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Expected credit losses on loans to borrowers that are domiciled in foreign countries, primarily loans in the Consumer and Financial Institutions portfolios are generally estimated by assessing the any available cash or other types of collateral, and the probability of losses arising from the Company’s exposure to those collateral assets. Loans in these portfolio are generally fully collateralized with cash, securities and other assets and, therefore, generally have no expected credit losses.

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk and credit monitoring grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) beginning effective as of and for the year ended December 31, 2022, when closed-end retail loans become past due 90 days (120 days previously) or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.

With respect to TDRs, a change to the ACL is generally not recorded upon modification since the effect of these TDRs is already included in the ACL given the measurement methodologies used to estimate the ACL. From time to time, the Company modifies loans by providing principal forgiveness, the amount of the principal forgiveness is deemed to be uncollectible and, therefore, that portion of the loan is written off resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.
Recoveries on loans represent collections received on amounts that were previously charged off against the ACL. Recoveries are credited to the ACL when received, to the extent of the amount previously charged off against the ACL on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.
Accrued Interest Receivable
The Company has elected to present accrued interest receivable related to loans, debt securities available for sale and held to maturity as part of other assets in the Company’s consolidated balance sheets. Therefore, accrued interest receivable is excluded from the amortized cost basis of loans, debt securities available for sale and held to maturity. The Company generally does not estimate an ACL on accrued interest receivable balances since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans. Accrued interest receivable on nonaccrual loans is written off by reversing interest income.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Debt Modifications
Debt modifications or restructures are accounted for as modifications if the terms of the new debt and original instrument are not considered substantially different. The debt is not considered substantially different when the present value of cash flows under the terms of the new debt instrument are less than 10% different from the present value of remaining cash flows under the terms of the original instrument. If the new debt is considered substantially different, the original debt is derecognized and the new debt is recorded at fair value, with any prepayment penalty being amortized over the life of the new borrowing. If the new debt is considered substantially different, the original debt is derecognized with any prepayment penalty recorded as a loss on debt extinguishment as a component of noninterest income.
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

Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. Right-of-use assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate based on the appropriate term and information available at commencement date in determining the present value of lease payments, unless an implicit rate is defined in the contract or is determinable, which is generally not the case. Leases are classified as financing or operating leases at commencement; generally, leases are classified as finance leases when effective control of the underlying asset is transferred. All the leases under which the Company is lessee are classified as operating leases. For operating leases, lease cost is recognized in earnings on a straight line basis over the lease terms.Variable lease costs are recognized in the period in which the obligation for those costs is incurred. Sublease income is recognized as a reduction to lease cost over a straight line basis over the lease terms.

The Company provides equipment financing under sales-type and direct finance leases. These leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income is recognized over the term of the leases to achieve a constant periodic rate of return on the outstanding investment.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans (“MSRs”), either when the mortgage loans are sold to third parties and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. These MSRs are initially recorded at fair value. The Company has elected to subsequently measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive (loss) income. At December 31, 2022 and 2021, MSRs totaled $1.3 million and $0.6 million, respectively.
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
Goodwill
Goodwill primarily represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006 and the Cayman Bank in 2019. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed (“Step 2”). In Step 2, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of goodwill allocated to that reporting unit. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value at the measurement date. At December 31, 2022 and 2021, goodwill was considered not impaired and, therefore, no impairment charges were recorded.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Accounting for Credit Losses on Financial Instruments
In 2022, the Company adopted ASC Topic 326 on CECL. The Company adopted the CECL guidance as of the beginning of the reporting period of adoption, January 1, 2022, using a modified retrospective approach for all its financial assets measured at amortized cost and off-balance sheet credit exposures. The following table reflects the impact of adopting CECL on the Company’s consolidated balance sheets:

	January 1, 2022
(in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets
Allowance for credit losses	$88,573	$69,899	$18,674
Deferred tax assets, net	16,103	11,301	4,802
Liabilities
Reserve for unfunded credit commitments	1,702	1,702	—
Stockholder’s Equity
Retained earnings	539,295	553,167	(13,872)

Upon CECL adoption, the Company did not record an allowance for credit losses for off-balance sheet credit exposures and debt securities available for sale and held to maturity. See Note 3-Securities for more details on the determination of expected credit losses on debt securities available for sale and held to maturity.

Issued and Not Yet Adopted
New Guidance on Fair Value Hedges
In March 2022, the Financial Accounting Standards Board (“FASB”) issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to nonprepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company is in the process of reviewing this new guidance to determine whether it would have a material impact on the Company’s consolidated financial statements when adopted.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the FASB issued amendments to guidance applicable to contracts, hedging relationships, and other transactions affected by that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also allows entities to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. In December 2022, the FASB issued new guidance to extend the sunset date of this guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under this guidance. Prior to this new guidance, these amendments were effective for all entities as of March 12, 2020 through December 31, 2022.

During 2021, the Company completed its assessment of all third-party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives to the Secured Overnight Financing Rate (“SOFR”). The Company began migrating identified existing loans and derivative contracts from LIBOR to SOFR gradually during 2022.

d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

2. Interest Earning Deposits with Banks
At December 31, 2022 and 2021 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $229 million and $241 million, respectively. At December 31, 2022 and 2021 the average interest rate on these deposits was approximately 1.79% and 0.12%, respectively. These deposits mature within one year.

At December 31, 2022, the Company had restricted cash balances of $42.2 million. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the bank, to repay according to margin requirements. At December 31, 2022, this obligation was $41.6 million, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers. We had no restricted cash balances as of December 31, 2021.
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale at December 31, 2022 are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities (1) (2)	$480,359	$981	$(43,666)	$—	$437,674
Corporate debt securities (2)	306,898	1	(26,199)	—	280,700
U.S. government agency debt securities (1) (2)	373,593	42	(42,814)	—	330,821
U.S. treasury securities	1,997	—	(1)	—	1,996
Municipal bonds (1)	1,731	—	(75)	—	1,656
Collateralized loan obligations	5,000	—	(226)	—	4,774
Total debt securities available for sale (3)	$1,169,578	$1,024	$(112,981)	$—	$1,057,621
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2022, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $743.0 million and fair value of $666.5 million.
(2)Includes commercial mortgage-backed securities. As of December 31, 2022, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $91.0 million and fair value of $80.9 million.
(3)Excludes accrued interest receivable of $5.6 million as of December 31, 2022, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The amortized cost and approximate fair values of debt securities available for sale at December 31, 2021 are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities (1)(2)	$443,892	$9,319	$(2,438)	$450,773
Corporate debt securities (2)	348,576	10,143	(929)	357,790
U.S. government agency debt securities (1)(2)	362,323	1,953	(2,370)	361,906
Municipal bonds (1)	2,252	96	—	2,348
U.S. treasury securities	2,501	1	—	2,502
Total debt securities available for sale	$1,159,544	$21,512	$(5,737)	$1,175,319
________________
(1) Includes residential mortgage-backed securities. As of December 31, 2021, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $654.7 million and fair value of $661.3 million.
(2) Includes commercial mortgage-backed securities. As of December 31, 2021, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $123.5 million and fair value of $123.8 million.

The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $9.7 million and $12.5 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the years ended December 31, 2022 and 2021, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Years Ended December 31
(in thousands)	2022	2021
Proceeds from sales, redemptions and calls of debt securities available for sale	$61,399	$114,923

Gross realized gains	73	4,307
Gross realized losses	(2,522)	(33)
Realized (loss) gain, net	$(2,449)	$4,274

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	250	$292,595	$(22,315)	108	$96,986	$(21,351)	$389,581	$(43,666)
Corporate debt securities	50	203,516	(13,374)	14	72,190	(12,825)	275,706	(26,199)
U.S. government agency debt securities	92	88,056	(4,976)	104	240,668	(37,838)	328,724	(42,814)
Municipal bonds	3	1,656	(75)	—	—	—	1,656	(75)
U.S. treasury securities	1	1,996	(1)	—	—	—	1,996	(1)
Collateralized Loan Obligations	1	4,774	(226)	—	—	—	4,774	(226)
	397	$592,593	$(40,967)	226	$409,844	$(72,014)	$1,002,437	$(112,981)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	29	$54,562	$(1,434)	59	$25,526	$(1,004)	$80,088	$(2,438)
Corporate debt securities	8	52,672	(259)	3	10,286	(670)	62,958	(929)
U.S. government agency debt securities	35	200,051	(1,177)	69	52,109	(1,193)	252,160	(2,370)
	72	$307,285	$(2,870)	131	$87,921	$(2,867)	$395,206	$(5,737)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

At December 31, 2022 and 2021, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company evaluates these securities for credit losses by reviewing current market conditions, extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. Based on this evaluation, the Company believes these issuers present little credit risk. The Company considers the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. As a result, the Company did not record an allowance for credit losses on these securities as of December 31, 2022.
Investments in corporate debt available for sale as of December 31, 2022 include securities considered “investment-grade-quality” primarily issued by financial institutions, with a fair value of $258.8 million ($43.4 million at December 31, 2021), which had total unrealized losses of $24.1 million at that date ($0.3 million at December 31, 2021); and securities considered “non-investment-grade-quality” from issuers in the financial and technology industries, with a fair value of $16.9 million ($19.6 million at December 31, 2021), which had total unrealized losses of $2.1 million at that date ($0.6 million at December 31, 2021). Unrealized losses on corporate debt securities are attributable to changes in interest rates and investment securities markets, generally, and as a result, temporary in nature. Based on various qualitative and quantitative factors such as current market conditions, extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations, the Company considers these securities present little credit risk. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. As a result, the Company did not record an allowance for credit losses on these securities as of December 31, 2022.
There were no debt securities available for sale held by the Company considered delinquent on contractual payments as of December 31, 2022 and 2021, nor were there any securities placed on non-accrual status during the year ended December 31, 2022 and 2021.
Debt securities held to maturity
Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$68,556	$109	$(7,778)	$60,887	$—
U.S. government sponsored enterprise debt securities (1)(2)	173,545	—	(16,823)	156,722	—
Total debt securities held to maturity (3)	$242,101	$109	$(24,601)	$217,609	$—
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2022, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $213.9 million and fair value of $191.4 million.
(2)Includes commercial mortgage-backed securities. As of December 31, 2022, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $28.2 million and fair value of $26.2 million.
(3)Excludes accrued interest receivable of $0.8 million as of December 31, 2022, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$50,755	$(7,778)	$50,755	$(7,778)
U.S. government sponsored enterprise debt securities	31	142,033	(9,085)	3	14,689	(7,738)	156,722	(16,823)
	31	$142,033	$(9,085)	15	$65,444	$(15,516)	$207,477	$(24,601)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	11	$61,037	$(363)	$—	—	$—	$61,037	$(363)
U.S. government sponsored enterprise debt securities	2	22,669	(378)	—	—	—	22,669	(378)
	13	$83,706	$(741)	$—	—	$—	$83,706	$(741)
Beginning January 1, 2022, the Company evaluates all securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2022 and 2021, all held to maturity securities held by the Company were rated investment grade or higher.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Contractual maturities
Contractual maturities of debt securities at December 31, 2022 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$9,311	$9,281	$—	$—
After 1 year through 5 years	74,994	71,231	6,480	3,848
After 5 years through 10 years	286,468	262,664	13,130	12,395
After 10 years	798,805	714,445	222,491	201,366
	$1,169,578	$1,057,621	$242,101	$217,609
Actual maturities of debt securities available for sale and held to maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.
b) Equity securities with readily available fair value not held for trading
The Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million and $0.3 million, and fair value of $11.4 million and $0.3 million as of December 31, 2022 and 2021, respectively. These equity securities have no stated maturities. The Company recognized in earnings unrealized losses of $1.3 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively, related to the change in fair value of equity securities with readily available fair value not held for trading. In addition, during 2021, the Company recognized in earnings a $42 thousand loss on the sale of a mutual fund with a fair value of $23.4 million at the time of the sale.
In February 2023, the Company sold all of its equity securities with readily available fair value not held for trading and realized a loss on sale of approximately $0.2 million.

c) Securities Pledged
As of December 31, 2022 and 2021, the Company had $314.5 million and $142.8 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	December 31, 2022	December 31, 2021
Real estate loans
Commercial real estate
Nonowner occupied	$1,615,716	$1,540,590
Multi-family residential	820,023	514,679
Land development and construction loans	273,174	327,246
	2,708,913	2,382,515
Single-family residential	1,102,845	661,339
Owner occupied	1,046,450	962,538
	4,858,208	4,006,392
Commercial loans	1,381,234	965,673
Loans to financial institutions and acceptances	13,292	13,710
Consumer loans and overdrafts	604,460	423,665
Total loans held for investment, gross (1)	$6,857,194	$5,409,440
_________________
(1)Excludes accrued interest receivable.

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

Commercial loans correspond to facilities established for specific business purposes such as financing working capital and capital improvements projects and asset-based lending, among others. These may be loan commitments, uncommitted lines of credit to qualifying customers, short term (one year or less) or longer term credit facilities, and may be secured, unsecured or partially secured. Terms on commercial loans generally do not exceed five years, and exceptions are documented. The Company provides equipment financing using a variety of loan and lease structures, as part of its commercial lending activities. These equipment loans and leases are originated under a white-label equipment financing solution launched in the second quarter of 2022.

Commercial loans to borrowers in similar businesses or products with similar characteristics or specific credit requirements are generally evaluated under a standardized commercial credit program. Commercial loans outside the scope of those programs are evaluated on a case by case basis, with consideration of any exposure under an existing commercial credit program.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

Single-family residential and consumer and other loans are retail open-end and closed-end credits extended to individuals for household, family and other personal expenditures. Single-family and consumer loans include loans to individuals secured by their personal residence, including first mortgage, home equity and home improvement loans as well as revolving credit card agreements. In addition, consumer and other loans, include purchased indirect lending loans we purchase from time to time from third parties. Because these loans generally consist of a large number of relatively small-balance, homogeneous loans for each type, their risks are generally evaluated collectively. In the year ended December 31, 2022, the Company purchased $385.8 million in indirect consumer loans and $173.1 million in single-family residential loans.
At December 31, 2022 and 2021, loans with an outstanding principal balance of $1.2 billion and $1.1 billion, respectively, were pledged as collateral to secure advances from the FHLB.
The amounts in the table above include loans under syndication facilities for approximately $367.0 million and $373 million at December 31, 2022 and 2021, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $433.3 million and $297.0 million at December 31, 2022 and 2021, respectively.
International loans included above were $99.2 million and $99.6 million at December 31, 2022 and 2021, respectively, mainly single-family residential loans. These loans are net of collateral of cash, cash equivalents or other financial instruments totaling $6.3 million and $21.1 million as of December 31, 2022 and December 31, 2021, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The age analysis of the loan portfolio by class as of December 31, 2022 is summarized in the following table:

	December 31, 2022
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,615,716	$1,615,716	$—	$—	$—	$—
Multi-family residential	820,023	818,394	1,387	242	—	1,629
Land development and construction loans	273,174	273,174	—	—	—	—
	2,708,913	2,707,284	1,387	242	—	1,629
Single-family residential	1,102,845	1,098,310	3,140	150	1,245	4,535
Owner occupied	1,046,450	1,039,928	172	6,014	336	6,522
	4,858,208	4,845,522	4,699	6,406	1,581	12,686
Commercial loans	1,381,234	1,373,042	1,523	475	6,194	$8,192
Loans to financial institutions and acceptances	13,292	13,292	—	—	—	—
Consumer loans and overdrafts	604,460	601,921	2,439	62	38	2,539
	$6,857,194	$6,833,777	$8,661	$6,943	$7,813	$23,417

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Nonaccrual status
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2022:

(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$20,057	$—	$20,057	$—
Multi-family residential	—	—	—	—
Single-family residential	—	1,526	1,526	253
Owner occupied	5,936	334	6,270	—
	25,993	1,860	27,853	253
Commercial loans	482	8,789	9,271	183
Consumer loans and overdrafts	—	4	4	35
Total (1)	$26,475	$10,653	$37,128	$471
_____________
(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2022.
The age analysis of the loan portfolio held for investment by class, including nonaccrual loans, as of December 31, 2021 is summarized in the following table:

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	December 31, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$—	$110,271
Multi-family residential	—	31,606
	—	141,877
Owner occupied	—	1,318
Total real estate loans	—	143,195
Total Loans held for sale at the lower of fair value or cost	—	143,195

Loans held for sale at fair value
Land development and construction loans	9,424	—
Single-family residential	53,014	14,905
Total loans held for sale at fair value (1)	62,438	14,905
Total loans held for sale (2)(3)	$62,438	$158,100
__________________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status at each of the periods shown.
(3)Excludes accrued interest receivable.

As of December 31, 2021, loans held for sale at the lower of fair value or cost consisted of New York commercial real estate (“CRE”) loans. In 2022, the Company transferred the New York CRE loans held for sale to the loans held for investment category. Also, in 2022, the Company completed the sale of approximately $57.3 million in loans held for sale carried at the lower of fair value or cost related to the New York portfolio, at their par value.

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

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $27.7 million and $14.7 million as of December 31, 2022 and 2021, respectively. In the year ended December 31, 2022, the Company reversed accrued interest receivable on loans placed in non-accrual status during the year against interest income of approximately $0.9 million related to consumer loans and overdrafts and a total of $0.1 million related to real estate loans and commercial loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the year ended December 31, 2022 is summarized in the following table:

	December 31, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$17,952	$38,979	$42	$12,926	$69,899
Cumulative effect of adoption of accounting principle (1)	17,418	(8,281)	(42)	9,579	18,674
Provision for (reversal of) credit losses	(6,328)	1,619	—	18,654	13,945
Loans charged-off	(3,852)	(9,114)	—	(9,140)	(22,106)
Recoveries	47	2,685	—	356	3,088
Balances at end of the year	$25,237	$25,888	$—	$32,375	$83,500

_________________
(1)The Company adopted CECL effective as of January 1, 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of CECL.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The analyses by loan segment of the changes in the allowance for loan losses or ALL (ACL in 2022) for the years ended December 31, 2021 and 2020 and its allocation by impairment methodology and the related investment in loans, net as of December 31, 2021 and 2020 are summarized in the following tables:

	December 31, 2021
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$50,227	$48,130	$1	$12,544	$110,902
Reversal of (provision for) credit losses	(21,338)	1,463	41	3,334	(16,500)
Loans charged-off
Domestic	(11,062)	(13,227)	—	(3,491)	(27,780)
International	—	—	—	—	—
Recoveries	125	2,613	—	539	3,277
Balances at end of the year	$17,952	$38,979	$42	$12,926	$69,899
Allowance for loan losses by impairment methodology
Individually evaluated	$546	$10,462	$—	$783	$11,791
Collectively evaluated	17,406	28,517	42	12,143	58,108
	$17,952	$38,979	$42	$12,926	$69,899
Investment in loans, net of unearned income
Individually evaluated	$7,285	$39,785	$—	$5,634	$52,704
Collectively evaluated	2,346,923	2,075,338	14,127	920,348	5,356,736
	$2,354,208	$2,115,123	$14,127	$925,982	$5,409,440

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	December 31, 2020
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,040	$22,482	$42	$4,659	$52,223
Provision for (reversal of) credit losses	25,187	55,197	(41)	8,277	88,620
Loans charged-off
Domestic	—	(29,958)	—	(600)	(30,558)
International	—	(34)	—	(269)	(303)
Recoveries	—	443	—	477	920
Balances at end of the year	$50,227	$48,130	$1	$12,544	$110,902
Allowance for loan losses by impairment methodology
Individually evaluated	$3,175	$25,394	$—	$1,379	$29,948
Collectively evaluated	47,052	22,736	1	11,165	80,954
	$50,227	$48,130	$1	$12,544	$110,902
Investment in loans, net of unearned income
Individually evaluated	$19,560	$60,130	$—	$8,051	$87,741
Collectively evaluated	2,796,092	2,210,601	17,574	730,329	5,754,596
	$2,815,652	$2,270,731	$17,574	$738,380	$5,842,337

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment in the three years ended December 31, 2022:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2022	$11,566	$13,897	$—	$1,313	$26,776
2021	$11,243	$102,247	$—	$3,524	$117,014
2020	$—	$65,386	$—	$6,253	$71,639

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The following is a summary of impaired loans as of December 31, 2021:

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Troubled Debt Restructurings
The following table shows information about loans modified in TDRs as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$448	1	$1,452
Single-family residential	1	265	1	258
Owner occupied	2	7,065	4	6,213
	4	7,778	6	7,923
Commercial loans	9	3,416	11	5,005
Total (1)	13	$11,194	17	$12,928
_________________
(1)As of December 31, 2022 and 2021, includes a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.8 million and $9.1 million, respectively. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves. As of December 31, 2022, this relationship included two residential loans totaling $1.6 million and one commercial loan of $0.8 million, which were not modified (two residential loans totaling $1.4 million and one commercial loan of $0.8 million which were not modified at December 31, 2021). During 2020, the company charged off $1.9 million against the ACL associated with this commercial loan relationship. The Company believes the specific reserves associated with these loans, which total $0.1 million and $0.8 million at December 31, 2022 and 2021, respectively, are adequate to cover probable losses given current facts and circumstances.
The following table shows information about loans that were modified and met the definition of TDR during the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate “CRE”
Nonowner occupied	—	$—	—	$—	—	$—
Single-family residential	—	—	—	—	—	—
Owner occupied	—	—	—	—	1	813
	—	—	—	—	1	813
Commercial loans	—	—	2	891	9	3,187
Consumer loans and overdrafts	—	—	—	—	—	—
Total (1) (2)	—	$—	2	$891	10	$4,000
_________________
(1)There were no new TDRs in the year ended December 31, 2022.
(2)During 2020, the Company charged off a total of approximately $1.9 million, against the ACL as a result of these TDR loans.There were no charge-offs against the ACL as a result of these TDRs during 2022 and 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
TDR loans that subsequently defaulted within the 12 months of restructuring during the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022		2021		2020
(in thousands, except number of contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Nonowner occupied	—	$—	—	$—	—	$—
Owner-occupied	—	—	—	—	1	813
	—	—	—	—	1	813
Commercial loans	—	—	—	—	1	70
Consumer loans and overdrafts	—	—	—	—	—	—
Total (1)	—	$—	—	$—	2	$883
_________________
(1)During the years ended December 31, 2022 and 2021, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of December 31, 2022 and 2021, the Company believes the ACL (ALL in 2021) to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
Loans may be classified but not considered collateral dependent due to one of the following reasons: (1) the Company has established minimum dollar amount thresholds for individual assessment of expected credit losses, which results in loans under those thresholds being excluded from individual assessment of expected credit losses; and (2) classified loans may be considered in the assessment because the Company expects to collect all amounts due.
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related primarily to (i) the risk rating of loans, (ii) the loan payment status, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the main geographies where the Company’s borrowers conduct their businesses. The Company considers the views of its regulators as to loan classification and in the process of estimating expected credit losses.
The Company utilizes an internal risk rating system to identify the risk characteristics of each of its loans, or group of homogeneous loans such as consumer loans. Internal risk ratings are updated on a continuous basis on a scale from 1 (worst credit quality) to 10 (best credit quality). Loans are then grouped in five master risk categories for purposes of monitoring rising levels of potential loss risks and to enable the activation of collection or recovery processes as defined in the Company’s Credit Risk Policy. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Generally, internal risk ratings for commercial real estate loans and commercial loans with balances over $3 million are updated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. For consumer loans, single-family residential loans and smaller commercial loans under $3 million, risk ratings are updated based on the loans past due status.The following is a summary of the master risk categories and their associated loan risk ratings, as well as a description of the general characteristics of the master risk category:

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Loans held for investment by Credit Quality Indicators
The following table presents Loans held for investment by credit quality indicators and year of origination as of December 31, 2022:

	December 31, 2022
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$177,852	$637,015	$34,525	$91,941	$82,385	$342,174	$221,333	$1,587,225
Special Mention	—	—	—	—	—	8,378	—	8,378
Classified
Substandard	—	—	—	20,113	—	—	—	20,113
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	177,852	637,015	34,525	112,054	82,385	350,552	221,333	1,615,716

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	85,670	110,943	26,881	126,724	27,242	124,433	318,130	820,023
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	85,670	110,943	26,881	126,724	27,242	124,433	318,130	820,023

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	8,846	27,746	23,459	188	—	26,930	186,005	273,174
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	8,846	27,746	23,459	188	—	26,930	186,005	273,174

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	480,328	186,790	70,853	21,654	16,630	65,249	259,411	1,100,915
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	741	1,189	1,930
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	480,328	186,790	70,853	21,654	16,630	65,990	260,600	1,102,845

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	256,816	479,961	22,341	63,629	21,790	162,411	33,146	1,040,094
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	2,096	1,631	656	—	650	1,283	40	6,356
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	258,912	481,592	22,997	63,629	22,440	163,694	33,186	1,046,450

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	400,781	95,470	19,815	42,936	32,248	16,297	761,489	1,369,036
Special Mention	—	—	—	—	1,499	—	250	1,749
Classified
Substandard	—	84	267	194	27	984	8,890	10,446
Doubtful	—	—	—	3	—	—	—	3
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	400,781	95,554	20,082	43,133	33,774	17,281	770,629	1,381,234

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	—	—	—	13,292	—	13,292
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	—	—	—	13,292	—	13,292

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	338,744	121,011	29,053	68	54	—	115,300	604,230
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	98	128	—	—	—	4	—	230
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	338,842	121,139	29,053	68	54	4	115,300	604,460
Total loans held for investment, gross	$1,751,231	$1,660,779	$227,850	$367,450	$182,525	$762,176	$1,905,183	$6,857,194

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The following table present year-to-date gross charge-offs by year of origination:

	December 31, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$3,852	$—	$—	$—	$3,852
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	3,852	—	—	—	3,852
Single-family residential	—	—	—	—	—	14	—	14
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	3,852	—	14	—	3,866
Commercial loans	2,524	527	4,545	1,033	—	485	—	9,114
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	3,120	4,604	1,395	2	—	5	—	9,126
Total Year-To-Date Gross Charge-Offs	$5,644	$5,131	$5,940	$4,887	$—	$504	$—	$22,106

Loans held for investment by credit quality indicators as of December 31, 2021 are summarized in the following table:

	December 31, 2021
	Credit Risk Rating
	Nonclassified		Classified
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate loans
Commercial real estate
Nonowner occupied	$1,499,100	$34,205	$5,890	$1,395	$—	$1,540,590
Multi-family residential	514,679	—	—	—	—	514,679
Land development and construction loans	327,246	—	—	—	—	327,246
	2,341,025	34,205	5,890	1,395	—	2,382,515
Single-family residential	656,118	—	5,221	—	—	661,339
Owner occupied	946,350	7,429	8,759	—	—	962,538
	3,943,493	41,634	19,870	1,395	—	4,006,392
Commercial loans	903,400	32,452	20,324	9,497	—	965,673
Loans to financial institutions and acceptances	13,710	—	—	—	—	13,710
Consumer loans and overdrafts	423,395	—	270	—	—	423,665
	$5,283,998	$74,086	$40,464	$10,892	$—	$5,409,440

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Credit Risk Quality Indicators - Consumer Loan Classes
The credit risk quality of the Company’s residential real estate and consumer loan portfolios is evaluated by considering the repayment performance of individual borrowers, and then classified on an aggregate or pool basis. Loan secured by real estate in these classes which have been past due 90 days or more, and 120 days or 180 days or more, are classified as Substandard and Loss, respectively. Beginning in 2022, unsecured consumer loans which become past due 90 days are charged- off (120 days previously). When the Company has documented that past due loans in these classes are well-secured and in the process of collection, then the loans may not be classified. Loan-To-Value and FICO scores are also an important indicator of credit quality for single-family residential loans and consumer loans. When loans are classified, loan-to-value is updated at least annually. FICO scores are typically at origination, except for a significant portion of indirect consumer loans which are updated at least quarterly.

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2022		2021		2020
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$1,097,952	99.56%	$655,270	99.09%	$626,468	97.95%
30-59 Days Past Due	2,965	0.27%	531	0.08%	1,807	0.28%
60-89 Days Past Due	149	0.01%	412	0.06%	627	0.10%
90+ Days Past Due	253	0.02%	—	—%	—	—%
	3,367	0.30%	943	0.14%	2,434	0.38%
Total Accrual Loans	$1,101,319	99.86%	$656,213	99.23%	$628,902	98.33%
Non-Accrual Loans
Current	$358	0.03%	$2,612	0.39%	$5,333	0.83%
30-59 Days Past Due	175	0.02%	459	0.07%	1,336	0.21%
60-89 Days Past Due	1	—%	—	—%	44	0.01%
90+ Days Past Due	992	0.09%	2,055	0.31%	3,954	0.62%
	1,168	0.11%	2,514	0.38%	5,334	0.84%
Total Non-Accrual Loans	1,526	0.14%	5,126	0.77%	10,667	1.67%
Total single-family residential loans	$1,102,845	100.00%	$661,339	100.00%	$639,569	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2022		2021		2020
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$601,920	99.58%	$423,373	99.93%	$246,794	99.88%
30-59 Days Past Due	2,439	0.40%	22	0.01%	85	0.03%
60-89 Days Past Due	62	0.01%	5	—%	6	—%
90+ Days Past Due	35	0.01%	8	—%	2	—%
	2,536	0.42%	35	0.01%	93	0.03%
Total Accrual Loans	$604,456	100.00%	$423,408	99.94%	$246,887	99.91%
Non-Accrual Loans
Current	$1	—%	$251	0.06%	$203	0.08%
30-59 Days Past Due	—	—%	—	—%	—	—%
60-89 Days Past Due	—	—%	2	—%	—	—%
90+ Days Past Due	3	—%	4	—%	30	0.01%
	3	—%	6	—%	30	0.01%
Total Non-Accrual Loans	4	—%	257	0.06%	233	0.09%
Total consumer loans and overdrafts	$604,460	100.00%	$423,665	100.00%	$247,120	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Collateral -Dependent Loans

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following table presents the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of December 31, 2022:

	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$20,121	$—	$—	$20,121	$—
Owner occupied (2)	5,934	—	—	5,934	—
	26,055	—	—	26,055	—
Commercial loans (3)	1,998	—	6,401	8,399	5,179
Total	$28,053	$—	$6,401	$34,454	$5,179
_________________
(1)Weighted-average loan-to-value was approximately 92.7% at December 31, 2022.
(2)Weighted-average loan-to-value was approximately 62.7% at December 31, 2022.
(3)Includes loans with no specific reserves totaling $0.5 million with a weighted-average loan-to-value of approximately 42%.

Collateral dependent loans are evaluated on an individual basis for purposes for determining expected credit losses. For collateral-dependent loans where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan. In the year ended December 31, 2022, the weighted-average loan-to-values related to existing owner-occupied and commercial collateral-dependent loans decreased approximately 16% and 22%, respectively, since December 31, 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2022	2021	(in years)
Land	$6,307	$6,307	NA
Buildings and improvements	9,303	10,520	10–30
Furniture and equipment	21,499	25,825	3–10
Computer equipment and software	27,327	27,899	3
Leasehold improvements	23,587	21,740	3–30
Work in progress	6,644	4,718	NA
	$94,667	$97,009
Less: Accumulated depreciation and amortization	(52,895)	(59,149)
	$41,772	$37,860
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
Depreciation and amortization expense was approximately $5.9 million $7.3 million and $9.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020 fully-depreciated equipment with an original cost of approximately $12.2 million, $1.3 million and $5.1 million, respectively, were written-off and charged against their respective accumulated depreciation. In 2021 and 2020, depreciation expense associated with the Company’s previously owned headquarters building was $1.8 million and $2.1 million, respectively. No depreciation expense related to the headquarters building was recorded in 2022 as this property was sold and leased-back in 2021. Depreciation expense in 2022, 2021 and 2020 includes approximately $0.6 million, $0.5 million and $1.3 million of accelerated depreciation of leasehold improvements resulting from branch closures.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $928 million and $840 million at December 31, 2022 and 2021, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $486 million and $423 million at December 31, 2022 and 2021, respectively. The average interest rate paid on time deposits was approximately 1.75% in 2022 and 1.55% in 2021. As of December 31, 2022 and 2021 brokered time deposits amounted to $609 million and $290 million, respectively. At December 31, 2022 and 2021 the maturity of time deposits were as follows:

(in thousands, except percentages)	2022		2021
Year of Maturity	Amount	%	Amount	%
2022	$—	—%	$863,185	64.5%
2023	1,461,456	84.5%	367,526	27.5%
2024	133,059	7.7%	69,172	5.2%
2025	75,984	4.4%	20,595	1.5%
2026	1,340	0.1%	1,778	0.1%
2027 and thereafter	56,416	3.3%	15,584	1.2%
Total	$1,728,255	100.0%	$1,337,840	100.0%

8.Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2022 and 2021, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2022	2021
			(in thousands)
2023	0.61% to 4.84%	Fixed	304,821	104,317
2024	1.68%	Fixed	100,000	—
2025	1.40% to 3.07%	Fixed	451,665	175,260
2026 and after (1)	0.62% to 1.82%	Fixed	$50,000	$530,000
			$906,486	$809,577
__________________
(1)There were no callable advances from the FHLB as of December 31, 2022. As of December 31, 2021, there were $530 million in callable advances from the FHLB with fixed interest rates raging from 0.62% to 0.97%.

At December 31, 2022 and 2021, the Company held stock of the FHLB for approximately $42 million and $34 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2022 and 2021 the Company was in compliance with this requirement.
There were no other borrowings at December 31, 2022 and 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

In the second half of 2022, the Company realized a net gain of $11.4 million on the early termination of $175 million of advances from the FHLB. In addition, in the first half of 2022, the Company incurred a loss of $0.7 million on the early repayment of $530 million in callable advances from the FHLB.
In May 2021, the Company restructured $285 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances range from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In 2022 and 2021, the Company recognized $1.9 million and $1.2 million, respectively, included as part of interest expense, as a result of this amortization. As of December 31, 2022, there was $3.5 million of unamortized penalty fee remaining. The modifications were not considered a substantial modification in accordance with GAAP.
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
Subsequent Events

In February 2023, the Company realized a gain of $7.3 million on the early termination of $305 million of advances from the FHLB.

9. Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of December 31, 2022 and 2021, these Senior Notes amounted to $59.2 million and $58.9 million, respectively, net of direct unamortized issuance costs of $0.8 million and $1.1 million, respectively. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
10.     Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of December 31, 2022, these Subordinated Notes amounted to $29.3 million, net of direct unamortized issuance costs of $0.7 million.
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
On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Guarantor, merged with and into the Company, with the Company as sole survivor . See Note 1- Business, Basis of Presentation and Summary of Significant Accounting Policies, for more details on the Amerant Florida Merger.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
11. Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2022 and 2021, the Company owns all of the common capital securities issued by 5 statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The Debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following table provides information on the outstanding Trust Preferred Securities issued by, and the Debentures issued to, each of the Trust Subsidiaries as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2022 and 2021, no payments of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

LIBOR Cessation and Expected Replacement Rate
The Trust Preferred Securities and the Debentures issued by the Company include calculations that are based on 3-month LIBOR. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the ‘LIBOR Act”) was signed into law. Under the LIBOR Act, on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), a benchmark replacement recommend by the Federal Reserve will replace LIBOR in certain contracts, including those that contain no fallback provisions and other related aspects. The Federal Reserve issued its final regulations under the LIBOR Act. The final regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, which include the Trust Preferred Securities and the Debentures, (ii) identify the benchmark replacements, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information.
Based on a review of the Trust Preferred Securities and the Debentures documents, these documents do not provide a replacement rate for 3-month LIBOR or include other fallback provisions which would apply on the LIBOR Replacement Date. Based on the U.K. Financial Conduct Authority’s current statements, it does not appear that a synthetic LIBOR benchmark will be applicable to the Trust Preferred Securities and Debentures. Accordingly, absent an amendment to the Trust Preferred Securities and Debenture documents, some other change in applicable law, rule, regulation, or some other development, on and after the LIBOR Replacement Date, 3-month CME term SOFR or 6-month CME Term SOFR (as defined in the regulations) as adjusted by the relevant spread adjustment of 0.26161%, shall be the benchmark replacement for 3-month LIBOR in the Trust Preferred Securities and Debentures documents, and all applicable benchmark replacement conforming changes as specified in the regulations will become an integral part of the Trust Preferred Securities and Debenture documents, without any action by any party. The Company will not seek to amend the Trust Preferred Securities and Debentures documents to reflect any other LIBOR benchmark replacement.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
12. Derivative Instruments
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
At December 31, 2022 and 2021 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$167	$45	$—	$615
Interest rate swaps not designated as hedging instruments:
Customers	603	66,439	18,858	1,923
Third party broker	66,439	603	1,923	18,858
	67,042	67,042	20,781	20,781
Interest rate caps not designated as hedging instruments:
Customers	—	10,002	—	764
Third party broker	10,207	—	477	—
	10,207	10,002	477	764
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	727	—	581	—
Forward contracts	107	71	31	38
	834	71	612	38
	$78,250	$77,160	$21,870	$22,198
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

At December 31, 2022 and 2021, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2025 as of December 31, 2022 (maturing in the second half of 2022 as of December 31, 2021). In 2022, the Company had five interest rate swap contracts which matured. After these contracts matured, five new interest rate swap contracts were entered into in 2022. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2022 and 2021 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In 2022 and 2021, the Company recognized unrealized losses of $0.4 million and $0.9 million, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive (loss) income. As of December 31, 2022, the estimated net unrealized losses in accumulated other comprehensive expected to be reclassified into expense in the next twelve months amounted to $0.5 million

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $1.4 million as a reduction of interest expense on FHLB advances in each of 2022 and 2021 as a result of this amortization. As of December 31, 2022, the remaining cumulative net unrealized gains related to these interest rate swaps was $3.5 million.

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
At December 31, 2022 and 2021, the Company had 143 and 109 interest rate swap contracts with customers, respectively, with a total notional amount of $925.4 million and $595.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, at December 31, 2022 and 2021, the Company had interest rate swap mirror contracts with third party brokers with similar terms. These instruments have maturities ranging from less than 1 to 14 years in 2022 (2 to 13 years in 2021).
The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of December 31, 2022 and 2021, we had four and two swap participation agreements with an aggregate notional amount of approximately $74.0 million and $32.0 million. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of December 31, 2022 and 2021, the fair value of swap participation agreements was not significant.
Interest Rate Caps
At December 31, 2022 and 2021, the Company had 19 interest rate cap contracts with customers with a total notional amounts of $448.8 million and $432.0 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at December 31, 2022 and 2021, the Company had 16 and 9 interest rate cap mirror contracts with a third party broker with total notional amounts of $371.9 million and $190.7 million, respectively. These instruments have maturities ranging from less than 1 to 12 years in 2022 (less than 1 to 5 years in 2021).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million at December 31, 2022. These interest rate caps serve to partially offset changes in the estimated fair value of interest rate cap contracts with customers at December 31, 2022.
Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At December 31, 2022 and 2021, the Company had interest rate lock commitments with notional amounts of $77.0 million and $17.9 million, respectively, and forward contracts with notional amounts of $17.0 million and $16.5 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. In 2022 and 2021, the change in the fair value of these instruments was $0.2 million and $0.6 million. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive (loss) income.

Credit Risk-Related Contingent Features
Some agreements may require the posting of pledged securities when the valuation of the interest rate swap falls below a certain amount.
At December 31, 2022 and 2021 there were $0.5 million and $2.0 million, respectively, in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $45 thousand and $0.6 million, respectively. Additionally, the Company had cash held as collateral of $41.6 million for derivatives margin calls. See Note 2 “Interest Earning Deposits with Banks” for additional information about cash held as collateral. In addition, at December 31, 2021, there were $23.4 million in debt securities available for sale pledged as collateral to secure interest rate swaps with third-party brokers not designated as hedging instruments, with a fair value of $18.9 million. As of December 31, 2022, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
13. Leases
The Company leases certain premises and equipment under operating leases. The operating leases have remaining lease terms ranging from less than one year to 43 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required.
Certain operating leases contain variable lease payments which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. The Company had $1.7 million and $1.4 million in variable lease payments during the years ended December 31, 2022 and 2021, respectively.
The following table presents lease costs for the year ended December 31, 2022:

(in thousands)	December 31, 2022	December 31, 2021
Lease cost
Operating lease cost	$17,568	$8,497
Short-term lease cost	62	176
Variable lease cost	1,746	1,371
Sublease income	(3,312)	(105)
Total lease cost	$16,064	$9,939

As of December 31, 2022 and 2021, the Company had a right-of-use asset of $140.0 million and $141.1 million and total operating lease liability of $145.3 million and $143.0 million, respectively. As of December 31, 2022 and 2021, the Company had a short-term lease liability of $5.2 million and $6.4 million, respectively, included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	$14,492	$8,202
Weighted average remaining lease term for operating leases	18.1 years	19.2 years
Weighted average discount rate for operating leases	5.94%	5.94%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2022:

(in thousands)
Twelve Months Ended December 31,
2023	$13,046
2024	13,120
2025	13,076
2026	13,278
Thereafter	195,211
Total minimum payments required	247,731
Less: implied interest	(102,427)
Total lease obligations	$145,304
Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases was approximately $16.1 million, $9.9 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Beginning in 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 and 2020 in connection with the previously-owned headquarters building). Rental income from subleases was $3.3 million, $2.9 million and $3.0 million in the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, rental income includes $2.9 million related to the subleasing of portions of the Company’s headquarters building and $0.4 million associated with the sublease of NY office space ($2.9 million and $3.0 million in 2021 and 2020, respectively, related to the subleasing of portions of the Company’s headquarters building). In 2021, rent expense includes an additional expense of $0.5 million related to the closing of one branch in the fourth quarter. In 2020, rent expense included an additional expense of $1.1 million for the remaining lease obligation in connection with the closure of two of our branches.
In the years ended December 31, 2022 and 2021, the Company recorded $1.6 million and $0.8 million, respectively, of right of use (“ROU”) asset impairment charges associated with the closure of a branch in Pembroke Pines, Florida in 2022, and in connection with the closure of the NYC loan production office in 2021. These impairments were recorded as occupancy and equipment expense on the consolidated statements of comprehensive (loss) income.
The Company provides equipment financing under direct or sale type finance leases. As of December 31, 2022, there were $13.6 million in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

14. Incentive Compensation and Benefit Plans
a) Stock-based Incentive Compensation Plan
The Company has reserved up to 3,333,333 shares of Class A common stock for issuance pursuant to the grant of options, rights, appreciation rights, restricted stock, restricted stock units and other awards under the Amerant Bancorp Inc. 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”).
On February 11, 2021, the Company adopted a new form of performance based restricted stock unit agreement (“PSU Agreement”), and a new form of restricted stock unit agreement (the “RSU Agreement”) that is used in connection with a Long-Term Incentive Plan (the “LTI Plan”), a sub-plan under the 2018 Equity Plan.
Restricted Stock Awards
The following table shows the activity of restricted stock awards in 2022:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	229,779	$18.61
Granted	175,601	31.83
Vested	(70,631)	18.01
Forfeited	(39,673)	24.46
Non-vested shares, end of year	295,076	$25.83

In 2022, the Company granted 175,601 shares of restricted Class A common stock to various executive officers and certain employees, under the LTI plan. These shares of restricted stock will vest in three substantially equal amounts on the first, second and third anniversaries of the date of grant. The average fair value of the restricted stock grant was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $31.83 per share

In 2021, the Company granted 252,503 shares of restricted Class A common stock to certain employees, under the LTI plan, including: (i) 203,692 shares that will vest in three substantially equal amounts on the first, second and third anniversaries of the date of grant, and (ii) 48,811 shares out of which 50% will vest in two substantially equal amounts on each of the first two anniversaries of the date of grant, and the remaining 50% will vest on the third anniversary of the date of grant. The average fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $18.45 per share.

In 2020, the Company granted 6,591 shares of restricted Class A common stock to one employee, under the 2018 Equity Plan. These shares of restricted stock will vest in three substantially equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the restricted stock granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $15.17 per share.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

In 2022, 2021 and 2020, the Company recorded $3.7 million , $2.8 million and $1.9 million of compensation expense, respectively, related to restricted stock awards. The total unearned deferred compensation expense of $3.6 million for all unvested restricted stock outstanding at December 31, 2022 will be recognized over a weighted average period of 1.5 years.
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs in 2022:

	Stock-settled RSUs		Cash-settled RSUs		Total RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	121,739	$17.21	6,573	$22.82	128,312	$17.62	110,784	$13.57
Granted	51,839	31.82	—	—	51,839	31.82	26,415	33.63
Vested	(47,883)	18.06	(6,573)	22.82	(54,456)	18.63	—	—
Forfeited	(1,725)	28.98	—	—	(1,725)	28.98	—	—
Non-vested, end of year	123,970	$22.83	—	$—	123,970	$22.95	137,199	$17.43

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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
In 2022, 2021 and 2020, the Company recorded compensation expense related to RSUs and PSUs of $2.1 million, $2.6 million and $0.5 million, respectively. The total unearned compensation of $2.2 million for all unvested stock-settled RSUs and PSUs at December 31, 2022 will be recognized over a weighted average period of 1.5 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

b) Employee Stock Purchase Plan

The Company offers an ESPP. The ESPP became effective on February 14, 2022, subject to obtaining shareholder approval. On June 8, 2022, the shareholders of the Company approved the ESPP. An aggregate of one million (1,000,000) shares of the Company’s Class A Common Stock (“Common Stock”) have been reserved for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. The number of shares of Class A common stock issued in 2022 under the ESPP was 35,337. In 2022, the Company recognized compensation expense of $0.3 million in connection with the ESPP.

c) Employee Benefit Plan

The Amerant Bank, N.A. Retirement Benefits Plan (the “401(k) Plan”) is a 401(k) benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant. The Company contributed to the Plan approximately $3.3 million and $3.2 million in 2022 and 2021 respectively, in matching contributions.
The Company maintains the Amerant Bank, N.A. Executive Deferred Compensation Plan as a non-qualified plan for eligible highly compensated employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits deferrals of compensation above the amounts that can be contributed for retirement under the 401(k) Plan. Under the Deferred Compensation Plan, eligible employees may elect to defer all or a portion of their annual salary and cash incentive awards. Effective January 1, 2022, there were no matching contributions from the Company under the Deferred Compensation Plan. Prior to 2022, eligible employees were allowed to receive matching contributions up to 5% of their annual salary if the maximum amount allowed in the 401k had been reached. All deferrals, employer contributions, earnings, and gains on each participant’s account in the Deferred Compensation Plan are vested immediately.

d) Subsequent Events

On February 16, 2023, the Company granted an aggregate of 112,297 RSUs and a target of 38,049 PSUs to various executive officers and other employees under the LTI Plan.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
15. Income Taxes
The components of the income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows:

(in thousands)	2022	2021	2020
Current tax expense:
Federal	$15,609	$23,225	$7,401
State	1,116	4,681	2,163
Deferred tax expense (benefit)	(104)	5,803	(12,176)
Total income tax expense (benefit)	$16,621	$33,709	$(2,612)
The following table shows a reconciliation of the income tax expense (benefit) at the statutory federal income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2022:

	2022		2021		2020
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Tax expense (benefit) calculated at the statutory federal income tax rate	$16,503	21.00%	$30,244	21.00%	$(910)	21.00%
Increases (decreases) resulting from:
Non-taxable interest income	(342)	(0.44)%	(350)	(0.24)%	(634)	14.62%
Non-taxable BOLI income	(1,135)	(1.44)%	(1,146)	(0.80)%	(1,196)	27.59%
Stock-based compensation	(251)	(0.32)%	(856)	(0.59)%	(55)	1.27%
State and city income taxes, net of federal income tax benefit	882	1.12%	3,697	2.57%	1,709	(39.43)%
Rate differential on deferred items	(245)	(0.31)%	769	0.53%	(1,907)	44.00%
Noncontrolling interest	283	0.36%	548	0.38%	—	—%
Disallowed interest expense allocable to tax exempt securities and other expenses	891	1.13%	421	0.29%	396	(9.14)%
Other, net	35	0.05%	382	0.27%	(15)	0.36%
Total income tax expense (benefit)	$16,621	21.15%	$33,709	23.41%	$(2,612)	60.27%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2022	2021
Tax effect of temporary differences
Lease liability	$37,345	$34,935
Net unrealized losses/(gains) in other comprehensive (loss) income	27,663	(4,833)
Allowance for credit losses	19,811	15,669
Deferred compensation	5,090	4,258
Stock-based compensation expense	1,333	865
Dividend income	(645)	408
Depreciation and amortization	(2,869)	(2,892)
Goodwill amortization	(4,949)	(4,707)
Right-of-use asset	(35,979)	(34,491)
Other	1,903	2,089
Net deferred tax assets	$48,703	$11,301

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
At December 31, 2022 and 2021, the Company had accumulated net operating losses (“NOLs”) in the State of Florida of approximately $161.0 million and $166.5 million, respectively. These NOLs are carried forward for a maximum of 20 years or indefinitely, depending on the year generated, based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2022 and 2021 is approximately $7.0 million and $7.2 million, respectively. A valuation allowance has been recorded against the state deferred tax asset as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2022 and 2021, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
16. Accumulated Other Comprehensive Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2022			December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale	$(111,957)	$28,605	$(83,352)	$15,775	$(3,788)	$11,987
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	3,659	(942)	$2,717	4,275	(1,045)	3,230
Total (AOCL) AOCI	$(108,298)	$27,663	$(80,635)	$20,050	$(4,833)	$15,217

The components of other comprehensive (loss) income for the three-year period ended December 31, 2022 is summarized as follows:

	December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(130,165)	$33,014	$(97,151)
Reclassification adjustment for net losses included in net income	2,433	(621)	1,812
	(127,732)	32,393	(95,339)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	369	(149)	220
Reclassification adjustment for net interest income included in net income	(985)	252	(733)
	(616)	103	(513)
Total other comprehensive loss	$(128,348)	$32,496	$(95,852)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
17. Related Party Transactions
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
In addition to loans to related parties and associated interest income, which are described further below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2022	2021
Liabilities
Demand deposits, noninterest bearing	$1,733	$10,613
Demand deposits, interest bearing	9,376	5,090
Savings and money market	1,703	1,674
Time deposits and accounts payable	4,652	2,740
Total due to related parties	$17,464	$20,117

	Years Ended December 31,
(in thousands)	2022	2021	2020
Expenses
Interest expense	$46	$13	$36
Fees and other expenses	58	53	26
	$(104)	$(66)	$(62)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Securities transactions
In connection with the tender offer completed in December 2020, the Company paid an aggregate cash amount of approximately $1.1 million for the shares of Class B common stock tendered by and purchased from certain related parties. See Note 18 Stockholder’s Equity for additional detail.
Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2022 and 2021, these loans amounted to $5.9 million and $5.7 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.2 million in each of the years ended December 31, 2022 and 2021.
There were no sales of participations to affiliates in 2022, 2021 and 2020. There were no participations purchased from affiliates in 2022, 2021 and 2020.
Other assets and liabilities
In connection with litigation between the Bank, Amerant Trust and Kunde Management, LLC (”Kunde”), the parties entered into a confidential settlement agreement and the court entered an agreed order of dismissal with prejudice on July 6, 2020. The Company incurred approximately $1.1 million in legal fees through June 30, 2020 litigating this case. In connection with this litigation and settlement, certain related parties agreed to reimburse Amerant Trust, a maximum of $1.0 million of all legal fees and costs related to and arising from the litigation. As of December 31, 2020, the Company expected to be reimbursed up to $750,000 of these legal fees. In 2021, the Company was reimbursed $875,000 in connection with this event. The terms of the settlement agreement did not have a material impact on the Company's consolidated financial condition or operating results.
The Company had approximately $1.3 million and $1.2 million, respectively, due to its Trust Subsidiaries as of December 31, 2022 and 2021. This amount is included in accounts payable in the precedent table.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
18. Stockholders’ Equity
(a) Amended and Restated Articles of Incorporation
Clean-Up Merger
In November 2021, the Company’s shareholders approved a clean-up merger, previously announced by the Company in September 2021, pursuant to which a subsidiary of the Company merged with and into the Company (the “Clean-up Merger”). Under the terms of the Clean-up Merger, each outstanding share of Class B common stock was converted to 0.95 of a share of Class A common stock without any action on the part of the holders of Class B common stock; however, any shareholder, together with its affiliates, who owned more than 8.9% of the outstanding shares of Class A common stock as a result of the Clean-up Merger, such holder’s shares of Class A common stock or Class B common stock, as the case may have been, were converted into shares of a new class of Non-Voting Class A common stock, solely with respect to holdings that were in excess of the 8.9% limitation. The terms of the Clean-up Merger included the creation of a new class of Non-Voting Class A common stock. Following the Clean-up Merger, no shares of Class B common stock are authorized or outstanding, and November 17, 2021 was the last day they traded on the Nasdaq Global Select Market. In addition, all shareholders who held fractional shares as a result of the Clean-up Merger received a cash payment in lieu of such fractional shares. Following the Clean-up Merger, any holder who beneficially owned fewer than 100 shares of Class A common stock received cash in lieu of Class A common stock.

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
December 31, 2022, 2021 and 2020

Dividends
Dividends shall be payable only when, as and if declared by the Board of Directors from lawful available funds, and may be paid in cash, property, or shares of any class or series or other securities or evidences of indebtedness of the Company or any other issuer, as may be determined by resolution or resolutions of the Board of Directors.
b) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2022 and December 31, 2021 were 33,815,161 and 35,883,320, respectively.
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023.
On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock. Under the New Class A Common Stock Repurchase Program, the Company was able to repurchase shares of Class A common stock through open market purchases, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company was able to repurchase its shares of Class A common stock and the timing of such purchases depended upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may have been considered in the Company’s sole discretion. Repurchases may also have been made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The New Class A Common Stock Repurchase Program did not obligate the Company to repurchase any particular amount of shares of Class A common stock, and may have been suspended or discontinued at any time without notice. In 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Common Stock Repurchase Program.
In November 2021, the Company repurchased 281,725 shares of Class A Common Stock that were cashed out in accordance with the terms of the Clean-Up Merger. These shares were repurchased at a price per share of $30.10 and an aggregate purchase price of approximately $8.5 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

In September 2021, the Company’s Board of Directors authorized a stock repurchase program which provided for the potential to repurchase up to $50 million of shares of the Company’s Class A common stock. Under the Class A Common Stock Repurchase Program, the Company was able to repurchase shares of Class A common stock through open market purchases, by block purchase, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The extent to which the Company was able to repurchase its shares of Class A common stock and the timing of such purchases depended upon market conditions, regulatory requirements, other corporate liquidity requirements and priorities and other factors as may have been considered in the Company’s sole discretion. Repurchases may also have been made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Class A Common Stock Repurchase Program did not obligate the Company to repurchase any particular amount of shares of Class A common stock, and may have been suspended or discontinued at any time without notice. In 2022 and 2021, the Company repurchased an aggregate of 652,118 shares and 893,394 shares, respectively, of Class A common stock at a weighted average price per share of $33.96 and $31.18, respectively, under the Class A Common Stock Repurchase Program. In 2022 and 2021, the aggregate purchase price for these transactions was approximately $22.1 million and $27.9 million, respectively, including transaction costs. On January 31, 2022, the Company announced the completion of the Class A Common Stock Repurchase Program.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

In 2022, 2021 and 2020, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2022, 2021 and 2020. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2022 and 2021.

Stock-Based Compensation Awards

The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See Note 14 “Stock-Based Incentive Compensation Plan” for additional information about common stock transactions under the Company’s 2018 Equity Plan.
c) Dividends

On October 20, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on November 30, 2022 to shareholders of record at the close of business on November 15, 2022. The aggregate amount in connection with this dividend was $3.0 million.
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
d) Subsequent events
On January 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on February 28, 2023, to shareholders of record on February 13, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

19. Commitments and Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary, course of business, those contingencies may include, known but unasserted claims, and legal / regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likehood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2022 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2022 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,165,701
Standby letters of credit	20,643
Commercial letters of credit	83
$1,186,427

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
20. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt Securities available for sale
U.S. government sponsored enterprise debt securities	$—	$437,674	$—	$437,674
Corporate debt securities	—	280,700	—	280,700
U.S. government agency debt securities	—	330,821	—	330,821
Collateralized loan obligations		4,774		4,774
U.S. treasury securities	—	1,996	—	1,996
Municipal bonds	—	1,656	—	1,656
	—	1,057,621	—	1,057,621
Equity securities with readily determinable fair values not held for trading	11,383	—	—	11,383
	11,383	1,057,621	—	1,069,004
Mortgage loans held for sale (at fair value)	—	62,438	—	62,438
Bank owned life insurance	—	228,412	—	228,412
Other assets
Mortgage servicing rights (MSRs)	—	—	1,307	1,307
Derivative instruments	—	78,250	—	78,250
	$11,383	$1,426,721	$1,307	$1,439,411
Liabilities
Other liabilities
Derivative instruments	$—	$77,160	$—	$77,160

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Dect securities available for sale
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
December 31, 2022, 2021 and 2020

The valuation techniques and the inputs used in our consolidated financial statements to measure the fair value of our recurring Level 2 financial instruments consider, among other factors, the following:
•Similar securities actively traded which are selected from recent market transactions;
•Observable market data which includes spreads in relationship to LIBOR and other relevant interest rate benchmarks that may become available from time to time, such as SOFR, swap curve, and prepayment speed rates, as applicable.
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
Level 3 Valuation Techniques
Mortgage Servicing Rights
MSRs are initially and subsequently measured at fair value, with changes in fair value recorded as part of noninterest income. The Company estimates the fair value of MSRs through the use of prevailing market participants assumptions and market participant valuation processes. This valuation is periodically tested and validated against other third-party firm valuations.
There were no transfers in or out or level 3 in the years ended December 31, 2022, 2021 and 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured individually using the fair value of the collateral	$30,158	$—	$—	$30,158	$3,851

	December 31, 2021
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$24,753	$—	$—	$24,753	$26,334
Other Real Estate Owned	9,720	—	—	9,720	80
	$34,473	$—	$—	$34,473	$26,414
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Collateral Dependent Loans Measured For Expected Credit Losses

The carrying amount of collateral dependent loans is typically based on the fair value of the underlying collateral.The Company primarily uses third party appraisals to assist in measuring expected credit losses on collateral dependent loans. The Company also uses third party appraisal reviewers for loans with an outstanding balance of $1 million and above. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

Other Real Estate Owned

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The Company had no OREO balances as of December 31, 2022.

21. Fair Value of Financial Instruments

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
•The fair value of loans held for sale, debt and equity securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 20

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

•The fair value of commitments and letters of credit is based on the assumption that the Company will be required to perform on all such instruments. The commitment amount approximates estimated fair value.
•The fair value of fixed-rate loans, advances from the FHLB, senior notes, subordinated notes and junior subordinated debentures are estimated using a present value technique by discounting the future expected contractual cash flows using the current rates at which similar instruments would be issued with comparable credit ratings and terms at the measurement date.
•The fair value of long-term time deposits, including certificates of deposit, is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date.
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Debt securities held to maturity	$242,101	$217,609	$118,175	$119,077
Loans	3,314,553	3,181,696	2,619,461	2,559,280
Financial liabilities
Time deposits	1,119,510	1,099,294	1,048,078	1,057,759
Advances from the FHLB	906,486	873,852	809,577	819,268
Senior notes	59,210	58,755	58,894	63,214
Subordinated notes	29,284	28,481	—	—
Junior subordinated debentures	64,178	64,182	64,178	61,212

22. Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. Amerant Mortgage is an approved Fannie Mae seller and servicer and is subject to certain Lender Adjusted Net Worth requirements. The following is a summary of restrictions related to dividend payments, and capital adequacy as well as Lender Adjusted Net Worth requirement.

Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and Office of the Comptroller of the Currency (“OCC”) regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2022 and 2021, the Bank could have paid dividends of $43.8 million and $97.0 million, respectively, without prior OCC approval.
In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums and the maintenance of capital in excess of capital conservation buffers required by the Federal Reserve and OCC capital regulations.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Capital Adequacy
Under the Basel III capital and prompt corrective action rules, the Company and the Bank must meet specific capital guidelines that involve quantitative measures and qualitative judgments about capital components, risk weightings, and other factors.
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2022, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2022 and 2021 was 4.4% and 6.6%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
Common equity tier 1 (CET1) capital ratio	837,970	10.99%	343,209	4.50%	495,746	6.50%

December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
CET1 capital ratio	886,301	13.83%	288,439	4.50%	416,634	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
CET1 capital ratio	772,105	10.10%	344,100	4.50%	497,033	6.50%

December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
CET1 capital ratio	801,907	12.50%	288,784	4.50%	417,133	6.50%

The Company adopted CECL effective as of January 1, 2022. The Company has not elected to apply an available three-year transition provision to its regulatory capital computations as a result of its adoption of CECL in 2022.

Mortgage Banking Lender Net Worth Adjusted Requirements
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
Under the Selling Guide, Amerant Mortgage must meet a minimum net worth requirement of $2.5 million plus 0.25% of the outstanding unpaid principal balance of the portfolio of loans Amerant Mortgage is contractually obligated to service for Fannie Mae (the “Lender Adjusted Net Worth”). As of December 31, 2022 and 2021, Amerant Mortgage had a Lender Adjusted Net Worth of approximately $7.7 million and $4.5 million and was in compliance with requirement. In addition, Amerant Mortgage is subject to net worth decline tolerance requirements that shall not exceed 25% over one quarter or 40% over two consecutive quarters. Amerant Mortgage has demonstrated compliance with all financial eligibility requirements as of December 31, 2022.
Failure to meet the minimum net worth or net worth decline tolerance outlined above, may prompt the suspension of Amerant Mortgage as an approved seller and/or servicer, which would prevent Amerant Mortgage from taking down new commitments to deliver loans to Fannie Mae and adding loans to any portfolio that Amerant Mortgage services for Fannie Mae. While Amerant Mortgage is not required to operate as an approved Fannie Mae seller and servicer, failure to operate as such may impact Amerant Mortgage’s overall margins, profitability and financial flexibility.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
23. Earnings (Loss) Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss) before attribution of noncontrolling interest	$61,963	$110,311	$(1,722)
Noncontrolling interest	(1,347)	(2,610)	—
Net income (loss) attributable to Amerant Bancorp Inc.	$63,310	$112,921	$(1,722)
Net income (loss) available to common stockholders	$63,310	$112,921	$(1,722)
Denominator:
Basic weighted averages shares outstanding	33,862,410	37,169,283	41,737,216
Dilutive effect of shared-based compensation awards	280,153	358,240	—
Diluted weighted average shares outstanding	34,142,563	37,527,523	41,737,216

Basic earnings (loss) per common share	$1.87	$3.04	$(0.04)
Diluted earnings (loss) per common share	$1.85	$3.01	$(0.04)

As of December 31, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units totaling 529,830 and 462,302, respectively. As of December 31, 2020, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 248,750 mainly related to the Company’s IPO in 2018.
As of December 31, 2022 and 2021, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. As of December 31, 2020, potential dilutive instruments were excluded from the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in 2020.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
24. Condensed Unconsolidated Holding Companies’ Financial Statements
The separate condensed unconsolidated financial statements of the Company has been prepared using the same basis of accounting that the Company used to prepare its consolidated financial statements described in Note 1, except for its investment in subsidiaries which is accounted for using the equity method. Under the equity method, investments in subsidiaries are initially recorded at cost, and they are periodically adjusted due to changes in the interest of the parent company over the net assets of the subsidiaries. The Company records in the results for the period, its participation in the profit or loss of the subsidiaries, and in AOCI/AOCL its participation in the “Other comprehensive (loss) income account” of the subsidiary. In applying the equity method the Company uses the subsidiaries consolidated financial statements at the end of the period prepared under GAAP.
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2022	2021
Assets
Cash and due from banks	$64,899	$23,810
Investments in subsidiaries	791,837	870,560
U.S. treasury securities	1,996	—
Other assets	4,903	1,872
	$863,635	$896,242
Liabilities and Stockholders' Equity
Senior notes	$59,210	$58,894
Subordinated notes	29,284	—
Junior Subordinated Debentures	64,178	—
Other liabilities	3,147	2,865
Stockholders' equity	707,816	834,483
	$863,635	$896,242

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Condensed Statements of Income (Loss):

	Years ended December 31
(in thousands)	2022	2021	2020
Income:
Interest	$182	$117	$265
Equity in earnings of subsidiary	73,986	120,253	2,520
Total income	74,168	120,370	2,785
Expenses:
Interest expense	7,968	3,766	1,968
Other expenses (1)	5,656	6,082	3,688
Total expense	13,624	9,848	5,656
Income (loss) before income tax benefit	60,544	110,522	(2,871)
Income tax benefit	2,766	2,399	1,148
Net income (loss)	$63,310	$112,921	$(1,723)
__________________
(1)Other expenses mainly consist of professional and other service fees.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$63,310	$112,921	$(1,723)
Adjustments to reconcile net (loss) income to net cash used in operating activities - Equity in earnings of subsidiaries	(73,986)	(120,253)	(2,520)
Stock-based compensation expense	341	927	375
Net change in other assets and liabilities	(13,098)	(6,919)	57
Net cash used in operating activities	(23,433)	(13,324)	(3,811)

Cash flows from investing activities
Cash received from Amerant Florida Merger	6,663	—	—
Dividends from subsidiary	114,000	40,000	—
Purchases of available for sale securities	(1,997)	—	—
Maturities of available for sale securities	1,000	—	—
Net cash provided by investment activities	119,666	40,000	—

Cash flows from financing activities
Repurchase of common stock - Class A	(72,060)	(36,332)	—
Repurchase of common stock - Class B	—	(9,563)	(69,378)
Proceeds from issuance of Subordinated Notes, net of issuance costs	29,146	—	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	—	58,412
Dividends Paid	(12,230)	—	—
Net cash used in financing activities	(55,144)	(45,895)	(10,966)

Net increase (decrease) in cash and cash equivalents	41,089	(19,219)	(14,777)

Cash and cash equivalents
Beginning of year	23,810	43,029	57,806
End of year	$64,899	$23,810	$43,029

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
There were no reportable balances as of and for the year ended December 31, 2022 related to Amerant Florida as of result of the Amerant Florida Merger.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Condensed financial statements of Amerant Florida as of December 31, 2021 and for the years ended December 31, 2021 and 2020 are presented below:
Condensed Balance Sheet:

December 31,
(in thousands)	2021
Assets
Cash and due from banks	$6,340
Investments in subsidiaries	918,212
U.S. treasury securities	2,502
Other assets	3,622
$930,676
Liabilities and Stockholder’s Equity
Junior subordinated debentures held by trust subsidiaries	$64,178
Other liabilities	2,038
Stockholder’s equity	864,460
$930,676

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2021	2020
Income:
Interest	$41	$102
Equity in earnings of subsidiary	122,311	4,810
Total income	122,352	4,912
Expenses:
Interest expense	2,451	2,533
Other expenses	263	444
Total expenses	2,714	2,977
Income before income tax benefit	119,638	1,935
Income tax benefit	616	585
Net income	$120,254	$2,520

Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$120,254	$2,520
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(122,311)	(1,433)
Net change in other assets and liabilities	1,838	(3,823)
Net cash used in operating activities	(219)	(2,736)

Cash flows from investing activities
Dividends received from subsidiary	30,000	—
Dividends paid	—	—
Purchases of available for sale securities	—	(3,505)
Maturities of available for sale securities	—	2,000
Net cash provided by (used in) investing activities	30,000	(1,505)

Cash flows from financing activities
Dividends paid	(40,000)	—
Redemption of junior subordinated debentures	—	(28,068)
Net cash used in financing activities	(40,000)	(28,068)
Net (decrease) increase in cash and cash equivalents	(10,219)	(32,309)
Cash and cash equivalents
Beginning of year	16,559	48,868
End of year	$6,340	$16,559