Form 10-Q
period 2023-03-31
Amerant Bancorp Inc.
filed 2023-05-02
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2023
Class A Common Stock, $0.10 par value per share	33,813,655 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2023

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$41,489	$19,486
Interest earning deposits with banks	411,747	228,955
Restricted cash	32,541	42,160
Cash and cash equivalents	485,777	290,601
Securities
Debt securities available for sale, at fair value	1,045,883	1,057,621
Debt securities held to maturity, at amortized cost (estimated fair value of $218,388 and $217,609 at March 31, 2023 and December 31, 2022, respectively)	239,258	242,101
Equity securities with readily determinable fair value not held for trading	—	11,383
Federal Reserve Bank and Federal Home Loan Bank stock	62,556	55,575
Securities	1,347,697	1,366,680
Mortgage loans held for sale, at fair value	65,289	62,438
Loans held for investment, gross	7,049,746	6,857,194
Less: Allowance for credit losses	84,361	83,500
Loans held for investment, net	6,965,385	6,773,694
Bank owned life insurance	229,824	228,412
Premises and equipment, net	42,380	41,772
Deferred tax assets, net	46,112	48,703
Operating lease right-of-use assets	119,503	139,987
Goodwill	20,525	19,506
Accrued interest receivable and other assets	172,810	156,011
Total assets	$9,495,302	$9,127,804
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,360,626	$1,367,664
Interest bearing	2,489,565	2,300,469
Savings and money market	1,507,195	1,647,811
Time	1,929,340	1,728,255
Total deposits	7,286,726	7,044,199
Advances from the Federal Home Loan Bank	1,052,012	906,486
Senior notes	59,289	59,210
Subordinated notes	29,326	29,284
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	122,214	140,147
Accounts payable, accrued liabilities and other liabilities	152,501	178,574
Total liabilities	8,766,246	8,422,078
Contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,814,260 shares issued and outstanding at March 31, 2023 (33,815,161 shares issued and outstanding at December 31, 2022)	3,383	3,382
Additional paid in capital	194,782	194,694
Retained earnings	607,544	590,375
Accumulated other comprehensive loss	(74,319)	(80,635)
Total stockholders' equity before noncontrolling interest	731,390	707,816
Noncontrolling interest	(2,334)	(2,090)
Total stockholders' equity	729,056	705,726
Total liabilities and stockholders' equity	$9,495,302	$9,127,804
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest income
Loans	$108,501	$56,338
Investment securities	13,299	8,628
Interest earning deposits with banks	3,330	132
Total interest income	125,130	65,098

Interest expense
Interest bearing demand deposits	12,855	290
Savings and money market deposits	7,927	745
Time deposits	12,834	4,281
Advances from the Federal Home Loan Bank	6,763	2,481
Senior notes	942	942
Subordinated notes	361	88
Junior subordinated debentures	1,115	626
Total interest expense	42,797	9,453
Net interest income	82,333	55,645
Provision for (reversal of) credit losses	11,700	(9,275)
Net interest income after provision for (reversal of) credit losses	70,633	64,920

Noninterest income
Deposits and service fees	4,955	4,620
Brokerage, advisory and fiduciary activities	4,182	4,596
Loan-level derivative income	2,071	3,152
Change in cash surrender value of bank owned life insurance	1,412	1,342
Cards and trade finance servicing fees	533	590
Derivative gains (losses), net	14	(1,345)
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	13,173	(714)
Securities (losses) gains, net	(9,731)	769
Other noninterest income	2,734	1,015
Total noninterest income	19,343	14,025

Noninterest expense
Salaries and employee benefits	34,876	30,403
Professional and other services fees	7,628	6,139
Occupancy and equipment	6,798	6,725
Telecommunication and data processing	3,064	4,038
FDIC assessments and insurance	2,737	1,396
Advertising expenses	2,586	2,972
Loan-level derivative expense	1,600	1,043
Depreciation and amortization	1,292	1,152
Loans held for sale valuation expense	—	459
Contract termination costs	—	4,012
Other operating expenses	4,152	2,479
Total noninterest expenses	64,733	60,818
Income before income tax expense	25,243	18,127
Income tax expense	(5,301)	(3,824)
Net income before attribution of noncontrolling interest	19,942	14,303
Noncontrolling interest	(244)	(1,076)
Net income attributable to Amerant Bancorp Inc.	$20,186	$15,379
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$6,117	$(39,637)
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(188)	124
Reclassification adjustment for items included in net income	387	(128)
Other comprehensive income (loss)	6,316	(39,641)
Comprehensive income (loss)	$26,502	$(24,262)

Earnings Per Share (Note 18):
Basic earnings per common share	$0.60	$0.44
Diluted earnings per common share	$0.60	$0.44

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2023

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2022	33,815,161	$3,382	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(22,403)	—	—	(566)	—	—	(566)	—	(566)
Treasury stock retired	—	(2)	(564)	566	—	—	—	—	—
Restricted stock issued	10,440	1	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(44,896)	(4)	(1,166)	—	—	—	(1,170)	—	(1,170)
Restricted stock forfeited	(1,394)	—	—	—	—	—	—	—	—
Performance stock units vested	10,621	1	(1)	—	—	—	—	—	—
Restricted stock units vested	46,731	5	(5)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,825	—	—	—	1,825	—	1,825
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	20,186	—	20,186	—	20,186
Dividends paid	—	—	—	—	(3,017)	—	(3,017)	—	(3,017)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(244)	(244)
Other comprehensive income	—	—	—	—	—	6,316	6,316	—	6,316
Balance at March 31, 2023	33,814,260	$3,383	$194,782	$—	$607,544	$(74,319)	$731,390	$(2,334)	$729,056

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	—	(13,872)	—	(13,872)	—	(13,872)
Repurchase of Class A common stock	(1,643,480)	—	—	(54,820)	—	—	(54,820)	—	(54,820)
Treasury stock retired	—	(165)	(54,655)	54,820	—	—	—	—	—
Restricted stock issued	104,762	10	(10)	—	—	—	—	—	—
Restricted stock surrendered	(15,174)	(2)	(994)	—	—	—	(996)	—	(996)
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—	—
Restricted stock units vested	22,394	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,260	—	—	—	1,260	—	1,260
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	15,379	—	15,379	—	15,379
Dividends paid	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,076)	(1,076)
Other comprehensive loss	—	—	—	—	—	(39,641)	(39,641)	—	(39,641)
Balance at March 31, 2022	34,350,822	$3,434	$208,109	$—	$551,520	$(24,424)	$738,639	$(3,686)	$734,953

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$19,942	$14,303
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (reversal of) credit losses	11,700	(9,275)
Net premium amortization on securities	1,241	2,294
Depreciation and amortization	1,292	1,152
Stock-based compensation expense	1,825	1,260
Change in cash surrender value of bank owned life insurance	(1,412)	(1,342)
Securities losses (gains), net	9,731	(769)
Derivative (gains) losses, net	(14)	1,345
Gains on sale of loans, net	(912)	—
Deferred taxes and others	868	2,986
(Gain) Loss on early extinguishment of advances from the FHLB, net	(13,173)	714
Proceeds from sales and repayments of loans held for sale (at fair value)	40,925	33,464
Originations and purchases of loans held for sale (at fair value)	(78,375)	(45,995)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(7,553)	(243)
Accounts payable, accrued liabilities and other liabilities	(4,881)	(12,012)
Net cash used in operating activities	(18,796)	(12,118)

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(6,923)	(95,113)
Equity securities with readily determinable fair value not held for trading	—	(12,656)
Federal Home Loan Bank stock	(34,394)	(13,130)
	(41,317)	(120,899)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	17,134	69,517
Held to maturity	2,711	6,010
Federal Home Loan Bank stock	27,413	6,819
Equity securities with readily determinable fair value not held for trading	11,168	252
	58,426	82,598
Net increase in loans	(203,506)	(204,536)
Proceeds from loan sales	10,000	58,566
Cash paid in business acquisition	(1,970)	—
Net purchases of premises and equipment and others	(3,738)	(1,917)
Net cash used in investing activities	(182,105)	(186,188)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	41,442	150,383
Net increase (decrease) in time deposits	201,085	(89,553)
Proceeds from Advances from the Federal Home Loan Bank	1,030,000	350,000
Repayments of Advances from the Federal Home Loan Bank	(871,697)	(180,714)
Proceeds from issuance of subordinated notes, net of issuance costs	—	29,146
Repurchase of common stock - Class A	(566)	(54,820)
Dividend paid	(3,017)	(3,154)
Common stock surrendered	(1,170)	(996)
Net cash provided by financing activities	396,077	200,292
Net increase in cash and cash equivalents and restricted cash	195,176	1,986

Cash, cash equivalents and restricted cash
Beginning of period	290,601	274,208
End of period	$485,777	$276,194
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid:
Interest	$38,712	$7,566
Income taxes	491	239
Right-of-use assets obtained in exchange for new lease obligations	6,233	1,122
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	36,419	9,848
Loans transferred to other assets	26,534	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% indirect ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a majority-owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company (the “Cayman Bank”).

The Company’s Class A common stock, par value $0.10 per common share, is listed and traded on the Nasdaq Global Select Market under the symbol “AMTB”.

Restructuring costs
The Company continues to work at optimizing its operating structure to best support its business activities. During the three months ended March 31, 2023, the Company recorded severance costs of approximately $0.2 million, consulting and other professional fees of $2.7 million and a lease impairment charge of $0.5 million. During the three months ended March 31, 2022, the Company recorded severance costs of approximately $0.8 million, contract termination and related costs of $4.0 million, legal, consulting fees and other costs totaling $1.3 million. Contract termination and related costs consisted of expenses in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology provider entered into in 2021. The Company expects that it may incur additional contract termination costs once existing vendor relationships are terminated in connection with the implementation of this agreement that cannot be reasonably determined at this time.
Stock Repurchase Programs
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three months ended March 31, 2023, the Company repurchased an aggregate of 22,403 shares of Class A common stock for an aggregate purchase price of $0.6 million, including transaction costs.
In January 2022, the Company repurchased an aggregate of 652,118 shares of Class A common stock under a stock repurchase program to repurchase up to $50 million of the Company’s Class A common stock authorized by the Board of Directors in September 2021 (the “2021 Class A Common Stock Repurchase Program”). The aggregate purchase price for these transactions was approximately $22.1 million, including transaction costs. On January 31, 2022, the Company announced the completion of the 2021 Class A Common Stock Repurchase Program. See the 2022 Form 10-K for more details.
On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Common Stock Repurchase Program”). In the three months ended March 31, 2022, the Company repurchased an aggregate of 991,362 shares of Class A common stock at a weighted average price of $32.96 per share, under the New Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $32.7 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Common Stock Repurchase Program.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the three months ended March 31, 2023 and 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of March 31, 2023 and 2022, there were no shares of Class A common stock held as treasury stock.
For more information about repurchase programs, see Note 17 to the Company’s consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), on March 1, 2023 (the “2022 Form 10-K”).
Dividends
On January 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2023, to shareholders of record on February 13, 2023. The aggregate amount paid in connection with this dividend was approximately $3.0 million.

On January 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2022 to shareholders of record at the close of business on February 11, 2022. The aggregate amount paid in connection with this dividend was approximately $3.2 million.
Business Acquisition
On January 13, 2023 (the “Acquisition Date”), Amerant Mortgage completed the acquisition of certain assets and the assumption of certain liabilities of F&B Acquisition Group LLC (“F&B”), including access to an assembled workforce and other identifiable intangibles which collectively constitute a business (the “F&B Acquisition.”) The F&B Acquisition was recorded as a business acquisition using the acquisition method of accounting. The initial purchase price of approximately $2.0 million was paid in cash and included the fair value of certain loans held for sale of $1.0 million. The initial purchase price excludes any contingent consideration. The Company recorded preliminary goodwill of $1.0 million, which represents the excess of the initial purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. As of March 31, 2023, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the F&B Acquisition, including any identifiable intangible assets and any contingent consideration. Any adjustment to the assets purchased and liabilities assumed with the F&B Acquisition, including adjustments from any identifiable intangible asset and contingent consideration, will result in an adjustment of goodwill. The final allocation of purchase price is expected to be finalized by December 31, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Basis of Presentation and Summary of Significant Accounting Policies
Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 and the accompanying footnote disclosures for the Company, which are included in the 2022 Form 10-K.
For a complete summary of our significant accounting policies, see Note 1 to the Company’s audited consolidated financial statements in the 2022 Form 10-K.
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
Reclassifications
In the three months ended March 31, 2023, loan level derivative expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Previously, these expenses were presented as a component of professional and other services fees in the Company’s consolidated statement of operations and comprehensive (loss) income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Troubled Debt Restructurings
In March 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the recognition and measurement guidance on troubled debt restructurings, or TDR, for creditors, and aligns it with existing guidance to determine whether a loan modification results in a new loan or a continuation of an existing loan. The new guidance also requires enhanced disclosures about certain loan modifications by creditors when a borrower is experiencing financial difficulty. The amended guidance is effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition approach. Early adoption was permitted if an entity had already adopted the guidance on accounting for credit losses on financial instruments (“CECL”). The Company adopted this new guidance on TDR as of January 1, 2023, and determined that its adoption had no material impact to the Company’s consolidated financial statements.
New Guidance on Accounting for Credit Losses on Financial Instruments
In 2022, the Company adopted ASC Topic 326 on CECL. The Company adopted the CECL guidance as of the beginning of the reporting period of adoption, January 1, 2022, using a modified retrospective approach for all its financial assets measured at amortized cost and off-balance sheet credit exposures. For more details on the adoption of CECL, see the 2022 Form 10-K.
The following table reflects the impact of adopting CECL on the Company’s consolidated financial statements as of and for the three months ended March 31, 2022:
Consolidated Balance Sheets

(in thousands)	As Reported	As Recast (1)	Changes
Assets
Allowance for credit losses	$56,051	$75,450	$19,399
Deferred tax assets, net	22,119	27,107	4,988
Liabilities
Accounts payable, accrued liabilities and other liabilities	96,734	96,766	32
Stockholder’s Equity
Retained earnings	565,963	551,520	(14,443)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Consolidated Statements of Operations

(in thousands, except per share amounts)	As Reported	As Recast (1)	Changes
Total interest income	$65,098	$65,098	$—
Total interest expense	9,453	9,453	—
Net interest income	55,645	55,645	—
Provision for credit losses	(10,000)	(9,275)	725
Net interest income after provision for credit losses	65,645	64,920	(725)
Total noninterest income	14,025	14,025	—
Total noninterest expense	60,818	60,818	—
Income before income taxes	18,852	18,127	(725)
Income tax expense	(3,978)	(3,824)	154
Net income before attribution of noncontrolling interest	14,874	14,303	(571)
Noncontrolling interest	(1,076)	(1,076)	—
Net income attributable to Amerant Bancorp Inc.	$15,950	$15,379	$(571)
Basic earnings per common share	$0.46	$0.44	$(0.02)
Diluted earnings per common share	$0.45	$0.44	$(0.01)
Cash dividends declared per common share	$0.09	$0.09	$—
__________________
(1)Quarterly amounts previously reported on our quarterly reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022 do not reflect the adoption of CECL. In the fourth quarter of 2022, the Company recorded a provision for credit losses totaling $20.9 million, including $11.1 million related to the retroactive effect of adopting CECL for all previous quarterly periods in the year ended December 31, 2022, including loan growth and changes to macro-economic conditions during the period. Quarterly amounts included in the 2022 Form 10-K and in this Form 10-Q reflect the impacts of the adoption of CECL on each interim period of 2022. See the 2022 Form 10-K for more details on the adoption of CECL.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
New Guidance on Fair Value Hedges
In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to non-prepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company adopted this new guidance as of January 1, 2023, and determined that its adoption had no material impact to its consolidated financial statements.
Issued and Not Yet Adopted
For a complete summary of recently issued accounting guidance that has not yet been adopted, see Note 1 to the Company’s audited consolidated financial statements in the 2022 Form 10-K.

d) Subsequent Events
On April 19, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on May 31, 2023, to shareholders of record on May 15, 2023.

In April 2023, the Company realized a pretax gain of $4.0 million on the early repayment of $175 million in advances from the FHLB, as part of the Company’s asset/liability management strategies.

The effects of other significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

2. Interest Earning Deposits with Banks and Restricted Cash
At March 31, 2023 and December 31, 2022, interest-earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $412 million and $229 million, respectively. At March 31, 2023 and December 31, 2022, the average interest rate on these deposits was approximately 4.46% and 1.79%, respectively. These deposits have no stated maturity dates.

At March 31, 2023 and December 31, 2022, the Company had restricted cash balances of $32.5 million and $42.2 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Company, to repay according to margin requirements. At March 31, 2023 and December 31, 2022, this obligation was $31.9 million and $41.6 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$470,468	$1,492	$(36,971)	$—	$434,989
Corporate debt securities (2)	296,813	—	(28,546)	—	268,267
U.S. government agency debt securities (1) (2)	370,791	58	(38,678)	—	332,171
Collateralized loan obligations	5,000	—	(155)	—	4,845
Municipal bonds (1)	1,732	—	(59)	—	1,673
U.S. treasury securities	3,930	8	—	—	3,938
Total debt securities available for sale (3)	$1,148,734	$1,558	$(104,409)	$—	$1,045,883
__________________
(1)Includes residential mortgage-backed securities. As of March 31, 2023, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $735.2 million and fair value of $668.8 million.
(2)Includes commercial mortgage-backed securities. As of March 31, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $89.3 million and fair value of $80.5 million.
(3)Excludes accrued interest receivable of $6.1 million as of March 31, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three months ended March 31, 2023.

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
(3)Excludes accrued interest receivable of $5.6 million as of December 31, 2022, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2022.
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $10.1 million and $9.7 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the three months ended March 31, 2023 and 2022, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Proceeds from sales, redemptions and calls of debt securities available for sale	$475	$14,013

Gross realized gains	$—	$49
Gross realized losses	(9,525)	—
Realized (loss) gain, net	$(9,525)	$49

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	124	$142,583	$(5,626)	221	$237,784	$(31,345)	$380,367	$(36,971)
Corporate debt securities	19	67,865	(5,189)	45	200,402	(23,357)	268,267	(28,546)
U.S. government agency debt securities	62	14,368	(69)	130	310,416	(38,609)	324,784	(38,678)
Municipal bonds	1	733	(25)	2	940	(34)	1,673	(59)
Collateralized loan obligations	1	4,845	(155)	—	—	—	4,845	(155)
	207	$230,394	$(11,064)	398	$749,542	$(93,345)	$979,936	$(104,409)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	250	$292,595	$(22,315)	108	$96,986	$(21,351)	$389,581	$(43,666)
Corporate debt securities	50	203,516	(13,374)	14	72,190	(12,825)	275,706	(26,199)
U.S. government agency debt securities	92	88,056	(4,976)	104	240,668	(37,838)	328,724	(42,814)
Municipal bonds	3	1,656	(75)	—	—	—	1,656	(75)
U.S. treasury securities	1	1,996	(1)	—	—	—	1,996	(1)
Collateralized Loan Obligations	1	4,774	(226)	—	—	—	4,774	(226)
	397	$592,593	$(40,967)	226	$409,844	$(72,014)	$1,002,437	$(112,981)

At March 31, 2023 and December 31, 2022, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of March 31, 2023 and December 31, 2022.

Investments in corporate debt available for sale as of March 31, 2023 include securities considered “investment-grade-quality” primarily issued by financial institutions with a fair value of $260.2 million ($258.8 million at December 31, 2022), which had total unrealized losses of $27.6 million at that date ($24.1 million at December 31, 2022); and securities considered “non-investment-grade-quality” from issuers in the technology industry, with a fair value of $8.0 million ($16.9 million at December 31, 2022), which had total unrealized losses of $1.0 million at that date ($2.1 million at December 31, 2022). As of March 31, 2023 and December 31, 2022 , our corporate debt securities available for sale issued by financial institutions were primarily “investment-grade-quality”, and had a fair value $192.2 million and $206.3 million, respectively, and unrealized losses of $20.7 million and $16.6 million, respectively. The Company does not intend to sell these investments and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of March 31, 2023 and December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less one than year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of comprehensive income for the three months ended March 31, 2023.

Debt securities held to maturity

Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$67,859	$362	$(7,310)	$60,911	$—
U.S. government sponsored enterprise debt securities(1) (2)	171,399	—	(13,922)	157,477	—
Total debt securities held to maturity (3)	$239,258	$362	$(21,232)	$218,388	$—
__________________
(1)Includes residential mortgage-backed securities. As of March 31, 2023, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $211.3 million and fair value of $191.8 million.
(2)Includes commercial mortgage-backed securities. As of March 31, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $28.0 million and fair value of $26.6 million.
(3)Excludes accrued interest receivable of $0.7 million as of March 31, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three months ended March 31, 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$68,556	$109	$(7,778)	$60,887	$—
U.S. government sponsored enterprise debt securities (1) (2)	173,545	—	(16,823)	156,722	—
Total debt securities held to maturity (3)	$242,101	$109	$(24,601)	$217,609	$—
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2022,we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $213.9 million and fair value of $191.4 million.
(2)Includes commercial mortgage-backed securities. As of December 31, 2022, includes total commercial mortgage-backed securities with amortized cost of $28.2 million and fair value of $26.2 million.
(3)Excludes accrued interest receivable of $0.8 million as of December 31, 2022, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$50,558	$(7,310)	$50,558	$(7,310)
U.S. government sponsored enterprise debt securities	24	119,865	(5,635)	10	37,612	(8,287)	157,477	(13,922)
	24	$119,865	$(5,635)	22	$88,170	$(15,597)	$208,035	$(21,232)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$50,755	$(7,778)	$50,755	$(7,778)
U.S. government sponsored enterprise debt securities	31	142,033	(9,085)	3	14,689	(7,738)	156,722	(16,823)
	31	$142,033	$(9,085)	15	$65,444	$(15,516)	$207,477	$(24,601)

Beginning January 1, 2022, the Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company believes there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of March 31, 2023 and December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2023 and December 31, 2022, all debt securities held to maturity held by the Company were rated investment grade or higher.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Contractual maturities
Contractual maturities of debt securities at March 31, 2023 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$11,199	$11,195	$—	$—
After 1 year through 5 years	109,477	104,004	6,521	4,076
After 5 years through 10 years	239,698	216,047	13,023	12,495
After 10 years	788,360	714,637	219,714	201,817
	$1,148,734	$1,045,883	$239,258	$218,388
b) Equity securities with readily available fair value not held for trading
As of March 31, 2023, the Company had no equity securities with readily available fair value not held for trading. As of December 31, 2022, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million, and fair value of $11.4 million, respectively. These equity securities have no stated maturities. The Company recognized net unrealized gains of $0.7 million in the three months ended March 31, 2022, related to the change in market value of these equity securities. In the three months ended March 31, 2023, the Company sold all of its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged

As of March 31, 2023 and December 31, 2022, the Company had $557.6 million and $314.5 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	March 31, 2023	December 31, 2022
Real estate loans
Commercial real estate
Non-owner occupied	$1,630,451	$1,615,716
Multi-family residential	796,125	820,023
Land development and construction loans	303,268	273,174
	2,729,844	2,708,913
Single-family residential	1,189,045	1,102,845
Owner occupied	1,069,491	1,046,450
	4,988,380	4,858,208
Commercial loans (1)	1,497,649	1,381,234
Loans to financial institutions and acceptances	13,312	13,292
Consumer loans and overdrafts	550,405	604,460
Total loans held for investment, gross (2)	$7,049,746	$6,857,194
_________________
(1)At March 31, 2023 and December 31, 2022, includes equipment financing totaling $46.7 million and $45.3 million, respectively.
(2)Excludes accrued interest receivable.

At March 31, 2023 and December 31, 2022, loans with outstanding principal balances of $1.3 billion and $1.2 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $410 million and $367 million at March 31, 2023 and December 31, 2022, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $372.2 million and $433.3 million at March 31, 2023 and December 31, 2022, respectively.

International loans included above were $96.2 million and $99.2 million at March 31, 2023 and December 31, 2022, respectively, mainly single-family residential loans. These loans are net of collateral of cash, cash equivalents or other financial instruments totaling $6.9 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively.
In the three months ended March 31, 2023, the Company purchased $1.0 million in single-family residential loans. There were no purchases of single-family residential loans in the three months ended March 31, 2022. In the three months ended March 31, 2022, the Company purchased $124.0 million in indirect consumer loans. There were no purchases of indirect consumer loans in the three months ended March 31, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of March 31, 2023 and December 31, 2022, are summarized in the following tables:

	March 31, 2023
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,630,451	$1,630,451	$—	$—	$—	$—
Multi-family residential	796,125	795,885	240	—	—	240
Land development and construction loans	303,268	303,268	—	—	—	—
	2,729,844	2,729,604	240	—	—	240
Single-family residential	1,189,045	1,182,147	6,205	—	693	6,898
Owner occupied	1,069,491	1,064,377	4,841	—	273	5,114
	4,988,380	4,976,128	11,286	—	966	12,252
Commercial loans	1,497,649	1,486,516	380	196	10,557	11,133
Loans to financial institutions and acceptances	13,312	13,312	—	—	—	—
Consumer loans and overdrafts	550,405	550,176	168	8	53	229
	$7,049,746	$7,026,132	$11,834	$204	$11,576	$23,614

	December 31, 2022
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,615,716	$1,615,716	$—	$—	$—	$—
Multi-family residential	820,023	818,394	1,387	242	—	1,629
Land development and construction loans	273,174	273,174	—	—	—	—
	2,708,913	2,707,284	1,387	242	—	1,629
Single-family residential	1,102,845	1,098,310	3,140	150	1,245	4,535
Owner occupied	1,046,450	1,039,928	172	6,014	336	6,522
	4,858,208	4,845,522	4,699	6,406	1,581	12,686
Commercial loans	1,381,234	1,373,042	1,523	475	6,194	8,192
Loans to financial institutions and acceptances	13,292	13,292	—	—	—	—
Consumer loans and overdrafts	604,460	601,921	2,439	62	38	2,539
	$6,857,194	$6,833,777	$8,661	$6,943	$7,813	$23,417

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	$—	—
Single-family residential	—	1,367	$1,367	—
Owner occupied	6,847	271	7,118	—
	6,847	1,638	$8,485	—
Commercial loans	471	13,172	$13,643	—
Consumer loans and overdrafts	1	—	1	53
Total	$7,319	$14,810	$22,129	$53

	As of December 31, 2022
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$20,057	$—	$20,057	$—
Multi-family residential	—	—	—	—
Single-family residential	—	1,526	1,526	253
Owner occupied	5,936	334	6,270	—
	25,993	1,860	27,853	253
Commercial loans	482	8,789	9,271	183
Consumer loans and overdrafts	—	4	4	35
Total	$26,475	$10,653	$37,128	$471
The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2023 and 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	March 31, 2023	December 31, 2022
Loans held for sale at fair value
Land development and construction loans	15,527	9,424
Single-family residential	49,762	53,014
Total loans held for sale at fair value (1)(2)(3)	65,289	62,438
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status at each of the periods shown.
(3)Excludes accrued interest receivable.

c) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South Florida, Tampa Bay and the greater Houston and New York City areas. Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $30.1 million and $27.7 million as of March 31, 2023 and December 31, 2022, respectively. In the three months ended March 31, 2023, the Company reversed accrued interest receivable on loans placed in non-accrual status during the period against interest income of approximately $0.2 million, related to real estate loans and commercial loans. In the three months ended March 31, 2022, the Company reversed accrued interest receivable on loans placed in non-accrual status during the period against interest income of approximately $0.2 million, including: (i) $0.1 million related to consumer loans and overdrafts, and (ii) a total of $0.1 million related to real estate loans and commercial loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the three months ended March 31, 2023 and 2022 is summarized in the following tables:

	Three Months Ended March 31, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,237	$25,888	$—	$32,375	$83,500
Provision for (reversal of) credit losses	(2,181)	9,401	—	4,480	11,700
Loans charged-off	—	(7,975)	—	(6,354)	(14,329)
Recoveries	139	3,333	—	18	3,490
Balance at end of the period	$23,195	$30,647	$—	$30,519	$84,361

	Three Months Ended March 31, 2022
	Recast (1)
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$17,952	$38,979	$42	$12,926	$69,899
Cumulative effect of adoption of accounting principle (1)	17,418	(8,281)	(42)	9,579	18,674
Reversal of (provision for) credit losses (1)	(10,347)	(2,644)	—	3,716	(9,275)
Loans charged-off	—	(3,275)	—	(1,047)	(4,322)
Recoveries	4	300	—	170	474
Balance at end of the period (1)	$25,027	$25,079	$—	$25,344	$75,450
_______________
(1)Recast amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the three months ended March 31, 2023.

The ACL increased by $0.9 million, or 1.0% at March 31, 2023, compared to December 31, 2022. The ACL as a percentage of total loans was 1.20% at March 31, 2023 compared to 1.22% at December 31, 2022. The provision for credit losses for the three months ended March 31, 2023 was largely offset by net charge-offs. During the first quarter of 2023, the provision for credit losses includes $7.5 million in additional reserve requirements for loan charge-offs and credit quality, $2.2 million to account for loan growth in the quarter and $2.0 million to reflect updated economic factors.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2023	$10,000	$—	$—	$—	$10,000
2022	$—	$—	$—	$1,313	$1,313

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans related to borrowers experiencing financial difficulties by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023. There were no loans that defaulted in the three months ended March 31, 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Troubled Debt Restructurings
As result of adoption pending guidance related to CECL effective as of January 1, 2023, the Company had no reportable balances related to TDRs as of and for the three months ended March 31, 2023. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

There were no new TDRs in the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$36,408	$195,667	$628,200	$34,329	$91,426	$412,601	$223,485	$1,622,116
Special Mention	—	—	—	—	—	8,335	—	8,335
Classified
Substandard	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	36,408	195,667	628,200	34,329	91,426	420,936	223,485	1,630,451

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	1,528	67,799	110,320	26,857	117,828	126,672	320,773	771,777
Special Mention	—	—	—	—	—	24,348	—	24,348
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	1,528	67,799	110,320	26,857	117,828	151,020	320,773	796,125

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	3,647	9,433	27,755	23,465	179	26,930	211,859	303,268
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	3,647	9,433	27,755	23,465	179	26,930	211,859	303,268

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	95,779	470,813	184,067	69,512	21,350	78,397	267,613	1,187,531
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	966	548	1,514
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	95,779	470,813	184,067	69,512	21,350	79,363	268,161	1,189,045

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	52,708	254,789	458,037	22,135	63,220	181,220	30,180	1,062,289
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard		2,040	2,873	625		1,664		7,202
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	52,708	256,829	460,910	22,760	63,220	182,884	30,180	1,069,491

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	122,185	376,984	87,033	16,303	41,708	44,224	791,078	1,479,515
Special Mention	—	—	—	1,543		1,447	250	3,240
Classified
Substandard	—	24	9	262	184	959	13,453	14,891
Doubtful	—	—	—		3	—	—	3
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	122,185	377,008	87,042	18,108	41,895	46,630	804,781	1,497,649

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	—	—	—	13,312	—	13,312
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	—	—	—	13,312	—	13,312

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	6,850	47,625	135,014	240,930	57	38	119,890	550,404
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard			—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	6,850	47,625	135,014	240,930	57	39	119,890	550,405
Total loans held for investment, gross	$319,105	$1,425,174	$1,633,308	$435,961	$335,955	$921,114	$1,979,129	$7,049,746

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table present gross charge-offs by year of origination for the periods presented:

	Three Months Ended March 31, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	32	—	32
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	32	—	32
Commercial loans		7,558	93	—	—	324	—	7,975
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	—	2,890	2,879	293	—	260	—	6,322
Total Year-To-Date Gross Charge-Offs	$—	$10,448	$2,972	$293	$—	$616	$—	$14,329

	Three Months Ended March 31, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	14	—	14
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	14	—	14
Commercial loans	2,523	—	750	—	—	2	—	3,275
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	19	591	422	—	—	1	—	1,033
Total Year-To-Date Gross Charge-Offs	$2,542	$591	$1,172	$—	$—	$17	$—	$4,322

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Collateral -Dependent Loans

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Owner occupied (1)	$6,845	$—	$—	$6,845	$—
Commercial loans (2)	1,998	—	11,080	13,078	5,787
Total	$8,843	$—	$11,080	$19,923	$5,787
_________________
(1)Weighted-average loan-to-value was approximately 69% at March 31, 2023.
(2)Includes loans with no specific reserves totaling $0.4 million with a weighted-average loan-to-value of approximately 45%.

	As of December 31, 2022
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Collateral dependent loans are evaluated on an individual basis for purposes for determining expected credit losses. For collateral-dependent loans where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan. In the three months ended March 31, 2023, the weighted-average loan-to-values related to existing owner-occupied and commercial collateral dependent loans with no specific reserves decreased approximately 2% and 3%, respectively, since December 31, 2022.

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.0 billion at March 31, 2023 and $928 million at December 31, 2022, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $535 million and $486 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, brokered time deposits amounted to $725 million and $609 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands, except percentages)
Less than 3 months	$174,002	17.4%	$140,292	15.1%
3 to 6 months	109,993	11.0%	148,137	16.0%
6 to 12 months	523,972	52.4%	497,436	53.6%
1 to 3 years	182,704	18.3%	135,663	14.6%
Over 3 years	8,805	0.9%	6,889	0.7%
Total	$999,476	100.0%	$928,417	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At March 31, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At March 31, 2023	At December 31, 2022
			(in thousands)
2023	5.07%	Variable	$30,000	$—
2023	0.61% to 4.84%	Fixed	—	304,821
2024	1.68%	Fixed	—	100,000
2025	1.40% to 3.07%	Fixed	352,012	451,665
2027 and after (1)	1.82% to 4.40%	Fixed	670,000	50,000
			$1,052,012	$906,486
_______________
(1)There were no callable advances from the FHLB as of March 31, 2023 and December 31, 2022.
In the first quarter of 2023, the Company realized a pretax gain of $13.2 million on the early repayment of $565 million in advances from the FHLB, as part of the Company’s asset/liability management activities.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of March 31, 2023 and December 31, 2022, these Senior Notes amounted to $59.3 million and $59.2 million, respectively, net of direct unamortized issuance costs of $0.7 million and $0.8 million, respectively. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness.

9.Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of March 31, 2023 and December 31, 2022, these Subordinated Notes amounted to $29.3 million, net of direct unamortized issuance costs of $0.7 million.

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

10. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	$9,250	$9,537	$9,250	$9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

LIBOR Cessation and Expected Replacement Rate

The Trust Preferred Securities and the Debentures issued by the Company include calculations that are based on 3-month LIBOR. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. Under the LIBOR Act, on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), a benchmark replacement recommended by the Federal Reserve will replace LIBOR in certain contracts, including those that contain no fallback provisions and other related aspects. The Federal Reserve issued its final regulations under the LIBOR Act. The final regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, which include the Trust Preferred Securities and the Debentures, (ii) identify the benchmark replacements, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.Derivative Instruments
At March 31, 2023 and December 31, 2022, the fair values of the Company’s derivative instruments were as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$44	$193	$167	$45
Interest rate swaps not designated as hedging instruments:
Customers	1,602	49,427	603	66,439
Third party broker	49,427	1,602	66,439	603
	51,029	51,029	67,042	67,042
Interest rate caps not designated as hedging instruments:
Customers	—	7,917	—	10,002
Third party broker	8,047	—	10,207	—
	8,047	7,917	10,207	10,002
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	1,712	—	727	—
Forward contracts	—	317	107	71
	1,712	317	834	71
	$60,832	$59,456	$78,250	$77,160

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

At March 31, 2023 and December 31, 2022, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at March 31, 2023 and December 31, 2022 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $15 thousand and unrealized losses of $0.2 million in the three months ended March 31, 2023 and 2022, respectively, related to these interest rate swap contracts. These unrealized losses were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of March 31, 2023, the estimated net unrealized losses in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.5 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million in each of the three months ended March 31, 2023 and 2022 as a reduction of interest expense on FHLB advances as a result of this amortization.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps
At March 31, 2023 and December 31, 2022, the Company had 141 and 143 interest rate swap contracts with customers, respectively, with total notional amounts of $905.6 million and $925.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, as of March 31, 2023 and December 31, 2022, the Company had interest rate swap mirror contracts with third party brokers with similar terms.

The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of March 31, 2023 and December 31, 2022, the Company had four swap participation agreements with total notional amounts of approximately $73.8 million and $74.0 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of March 31, 2023 and December 31, 2022, the fair value of swap participation agreements was not significant.
Interest Rate Caps

At March 31, 2023 and December 31, 2022, the Company had 16 and 19 interest rate cap contracts with customers with total notional amounts of $384.5 million and $448.8 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at March 31, 2023 and December 31, 2022, the Company had 14 and 16 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $332.4 million and $371.9 million, respectively.

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers at `December 31, 2022. At March 31, 2023 and December 31, 2022, there were 2 and 4 interest rate cap contracts, respectively, with total notional amounts of $70.0 million and $140.0 million, respectively, in connection with this transaction.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Mortgage Derivatives

The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At March 31, 2023 and December 31, 2022, the Company had interest rate lock commitments with notional amounts of $145.4 million and $77.0 million, respectively, and forward contracts with notional amounts of $33.5 million and $17.0 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized gain of $0.6 million and $0.3 million in the three months ended March 31, 2023 and 2022, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Credit Risk-Related Contingent Features

As of March 31, 2023 and December 31, 2022, the aggregate fair value of interest rate swaps in a liability position was $51.2 million and $67.1 million, respectively.

Some agreements may require pledging of securities when the valuation of a interest rate swap falls below a certain amount. At March 31, 2023 and December 31, 2022, there were $0.9 million and $0.5 million, respectively, in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $0.2 million and $45 thousand, respectively. Additionally, as of March 31, 2023 and December 31, 2022, the Company had cash held as collateral of $31.9 million and $41.6 million, respectively, for derivatives margin calls. See Note 2 “Interest Earning Deposits with Banks” for additional information about cash held as collateral. As of March 31, 2023, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

12.Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 43 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had $0.5 million and $0.4 million in variable lease payments during the three months ended March 31, 2023 and 2022, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. In addition, for the three months ended March 31, 2023, the Company recorded $0.5 million of right of use (“ROU”) asset impairment charges associated with the closure of a branch in Houston, Texas in 2023. This impairment was recorded as occupancy and equipment expense on the consolidated statements of income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Lease costs for the three month periods ended March 31, 2023 and 2022 were as follows:

(in thousands)	Three months ended March 31,
	2023	2022
Lease cost
Operating lease cost	$4,506	$4,362
Short-term lease cost	—	22
Variable lease cost	532	447
Sublease income (1)	(865)	(771)
Total lease cost, net	$4,173	$4,060
_______________
(1)Primarily in connection with the subleasing of portions of the Company’s headquarters building and, to a lesser extent, the sublease of the New York office space.

As of March 31, 2023 and December 31, 2022, the Company had a ROU asset of $119.5 million and $140.0 million and total operating lease liability of $125.4 million and $145.3 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had a short-term lease liability of $3.2 million and $5.2 million, respectively, included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the three months ended March 31, 2023 and 2022:

	Three Months Ended for March 31,
	2023	2022
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	4,077	3,640
Weighted average remaining lease term for operating leases	17.7 years	19.0 years
Weighted average discount rate for operating leases	9.71%	5.93%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2023 for the remaining 9 months of 2023 and thereafter:

(in thousands)
For the remaining nine months of 2023	$10,532
2024	14,206
2025	14,297
2026	14,515
2027	14,814
Thereafter	201,086
Total minimum payments required	269,450
Less: implied interest	(144,029)
Total lease obligations	$125,421

The Company provides equipment financing under direct or sale type finance leases. As of March 31, 2023 and December 31, 2022, there were $2.2 million and $13.6 million, respectively, in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
13.Stock-based Incentive Compensation Plan
The Company sponsors the 2018 Equity and Incentive Compensation Plan (the “2018 Equity Plan”). See Note 14 to the Company’s audited consolidated financial statements in the 2022 Form 10-K for more information on the 2018 Equity Plan, the Long-Term Incentive (LTI) Plan and stock-based compensation awards for the year ended December 31, 2022, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”).
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the three months ended March 31, 2023:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	295,076	$25.83
Granted	10,440	27.42
Vested	(81,256)	23.18
Forfeited	(1,394)	24.94
Non-vested shares at March 31, 2023	222,866	$26.88

In the first quarter of 2023, the Company granted an aggregate of 10,440 RSAs to various employees, under the LTI Plan. The fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $27.42 per RSA. These RSAs will vest in three equal installments on each of the first three anniversaries of the grant date.
The Company recorded compensation expense related to the RSAs of $1.0 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively. The total unamortized deferred compensation expense of $3.0 million for all unvested restricted stock outstanding at March 31, 2023 will be recognized over a weighted average period of 1.5 years.
Restricted Stock Units and Performance Stock Units
The following table shows the activity of RSUs and PSUs during the three months ended March 31, 2023:

	Stock-settled RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Non-vested, beginning of year	123,970	$22.83	137,199	$17.43
Granted	113,297	28.93	38,049	28.93
Vested	(46,731)	20.29	(10,442)	19.00
Forfeited	(5,870)	25.11	(2,867)	33.63
Non-vested, at March 31, 2023	184,666	$27.14	161,939	$19.74

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
On February 16, 2023, the Company granted an aggregate of 113,297 RSUs to various executive officers under the LTI Plan. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $28.93 per RSU. These RSUs will vest in three equal installments on each of the first three anniversaries of the grant date.

On February 16, 2023, the Company granted a target of 38,049 PSUs to various executive officers under the LTI Plan. These PSUs generally vest at the end of a three-year performance period, but only result in the issuance of shares of Class A common stock if the Company achieves a performance target. The Company used an option pricing model to estimate fair value of the PSUs granted which was $29.11 per PSU.

The Company recorded compensation expense related to RSUs and PSUs of $0.8 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. The total unamortized deferred compensation expense of $5.5 million for all unvested stock-settled RSUs and PSUs outstanding at March 31, 2023 will be recognized over a weighted average period of 1.7 years.

Subsequent Event

On April 17, 2023, the Company granted an aggregate of 29,420 RSUs, including 20,356 RSUs in connection with a sign-on grant and 9,064 RSUs under the LTI, and a target of 9,064 PSUs under the LTI to a new executive management committee member.

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
The effective combined federal and state tax rates for the three months ended March 31, 2023 and 2022 were 21.00% and 21.10%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15.    Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2023			December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale	$(102,851)	$26,259	$(76,592)	$(111,957)	$28,605	$(83,352)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	3,059	(786)	2,273	3,659	(942)	$2,717
Total (AOCL) AOCI	$(99,792)	$25,473	$(74,319)	$(108,298)	$27,663	$(80,635)
The components of other comprehensive income (loss) for the periods presented are summarized as follows:

	Three Months Ended March 31,
	2023			2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$8,243	$(2,126)	$6,117	$(52,993)	$13,356	$(39,637)
Reclassification adjustment for net losses (gains) included in net income	863	(220)	643	(49)	13	(36)
	9,106	(2,346)	6,760	(53,042)	13,369	(39,673)
Net unrealized holding (losses) gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(256)	68	(188)	244	(120)	124
Reclassification adjustment for net interest income included in net income	(344)	88	(256)	(124)	32	(92)
	(600)	156	(444)	120	(88)	32
Total other comprehensive income (loss)	$8,506	$(2,190)	$6,316	$(52,922)	$13,281	$(39,641)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
16.    Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary, course of business, those contingencies may include, known but unasserted claims, and legal/regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likehood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates.
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2023 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,208,897
Standby letters of credit	29,965
Commercial letters of credit	606
$1,239,468
The following table summarizes the changes in the allowance for credit losses for off-balance sheet exposures for the three months ended March 31, 2023:

(in thousands)	Allowance for Contingency Losses
Balances at beginning of the year	$1,702
Provision for credit losses	300
Balances at March 31, 2023	$2,002

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$434,989	$—	$434,989
Corporate debt securities	—	268,267	—	268,267
U.S. government agency debt securities	—	332,171	—	332,171
Collateralized loan obligations		4,845		4,845
Municipal bonds	—	1,673	—	1,673
U.S treasury securities	—	3,938	—	3,938
	—	1,045,883	—	1,045,883
Mortgage loans held for sale (at fair value)	—	65,289	—	65,289
Bank owned life insurance	—	229,824	—	229,824
Other assets
Mortgage servicing rights (MSRs)	—	—	1,429	1,429
Derivative instruments	—	60,832	—	60,832
	$—	$1,401,828	$1,429	$1,403,257
Liabilities
Other liabilities
Derivative instruments	$—	$59,456	$—	$59,456

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$437,674	$—	$437,674
Corporate debt securities	—	280,700	—	280,700
U.S. government agency debt securities	—	330,821	—	330,821
Collateralized loan obligations	—	4,774	—	4,774
U.S treasury securities	—	1,996	—	1,996
Municipal bonds	—	1,656	—	1,656
	—	1,057,621	—	1,057,621
Equity securities with readily determinable fair values not held for trading	11,383	—	—	11,383
	11,383	1,057,621	—	1,069,004
Mortgage loans held for sale (at fair value)	—	62,438	—	62,438
Bank owned life insurance	—	228,412	—	228,412
Other assets
Mortgage servicing rights (MSRs)	—	—	1,307	1,307
Derivative instruments	—	78,250	—	78,250
	$11,383	$1,426,721	$1,307	$1,439,411
Liabilities
Other liabilities
Derivative instruments	$—	$77,160	$—	$77,160

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$12,655	$—	$—	$12,655	$—
Other Real Estate Owned (1)	20,181	—	—	20,181	—
Repossessed assets	6,353	—	—	6,353	—
	$39,189	$—	$—	$39,189	$—
_______________
(1)Consists of commercial real estate property.

	December 31, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Description
Loans held for investment measured for impairments using the fair value of the collateral	$30,158	$—	$—	$30,158	$3,851

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral Dependent Loans Measured For Expected Credit Losses

The carrying amount of collateral dependent loans is typically based on the fair value of the underlying collateral. The Company primarily uses third party appraisals to assist in measuring expected credit losses on collateral dependent loans. The Company also uses third party appraisal reviewers for loans with an outstanding balance of $1 million and above. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

Other Real Estate Owned (“OREO”) and Repossessed Assets

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The fair value of non-real estate repossessed assets is provided by a third party based on their assumptions and quoted market prices for similar assets, when available.

The Company had no OREO or repossessed asset balances as of December 31, 2022.

Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$239,258	$218,388	$242,101	$217,609
Loans	3,408,518	3,287,940	3,314,553	3,181,696
Financial liabilities:
Time deposits	1,204,301	1,188,807	1,119,510	1,099,294
Advances from the FHLB	1,052,012	1,048,376	906,486	873,852
Senior notes	59,289	59,012	59,210	58,755
Subordinated notes	29,326	28,481	29,284	28,481
Junior subordinated debentures	64,178	63,111	64,178	64,182

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

18.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data and per share amounts)	2023	2022 (1)
Numerator:
Net income before attribution of noncontrolling interest (1)	$19,942	$14,303
Noncontrolling interest	(244)	(1,076)
Net income attributable to Amerant Bancorp Inc. (1)	$20,186	$15,379
Net income available to common stockholders (1)	$20,186	$15,379
Denominator:
Basic weighted average shares outstanding	33,559,718	34,819,984
Dilutive effect of share-based compensation awards	296,276	294,059
Diluted weighted average shares outstanding	33,855,994	35,114,043

Basic earnings per common share (1)	$0.60	$0.44
Diluted earnings per common share (1)	$0.60	$0.44
_______________
(1)Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

As of March 31, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, RSUs and PSUs totaling 509,307 and 526,755, respectively. In the three months ended March 31, 2023 and 2022, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly and partially owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a majority-owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company (the “Cayman Bank”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2022 Form 10-K and in this Form 10-Q, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•Material and negative developments adversely impacting the financial services industry at large and causing volatility in financial markets and the economy may have materially adverse effects on our liquidity, business, financial condition and results of operations;
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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2022 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2022 Form 10-K, and this Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the 2022 Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2022 Form 10-K, in this Form 10-Q, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A, or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage services are provided by the Bank, the Bank’s securities broker-dealer, Amerant Investments Inc., or Amerant Investments, the Bank’s Grand-Cayman based trust company, Elant Bank & Trust Ltd., or the Cayman Bank, and Amerant Mortgage, LLC. or Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate sixteen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we operate seven banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office (“LPO”) in Tampa, Florida.
The Bank intends to open several additional banking centers in 2023 and has obtained OCC approval to proceed with each location. The Bank intends to open new locations in Tampa, FL, Key Biscayne, FL, downtown Miami, FL, and Fort Lauderdale, FL.
Business Developments
For more information on the progress of our strategic initiatives in 2022, see Item 1. Business section included in the 2022 Form 10-K.
Progress on our Strategic Initiatives

The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is a summary of actions taken by the Company in the first three months of 2023:

Growing our core deposits. The loan to deposit ratio at March 31, 2023 was 97.64% compared to 98.23% at December 31, 2022. The ratio of non-interest bearing deposits to total deposits ratio was 18.67% at March 31, 2023 compared to 19.42% at December 31, 2022, which reflects growing consumer and business awareness of the rising interest rates and seeking better returns.
Provide a superior customer experience. During the first quarter of 2023, we launched a new Amerant website which provides improved user experience with enhanced navigation and ease of access to information across all device types. In addition, the FIS conversion date has been moved from mid-May 2023 to mid-July 2023 to provide greater digital experience for consumers.
Improving Amerant's brand awareness. Our campaign "Imagine a Bank", which we launched in the fourth quarter of 2021, continues in 2023 with greater emphasis on our partnerships with sports teams across South Florida, which includes the Miami Heat, the Florida Panthers and the University of Miami Hurricanes. We also continued to focus on raising brand awareness through impactful campaigns, such as out-of-home advertising and various campaigns via social media and public relations.

Lines of business and geographies. During the first quarter of 2023, we signed a five-year lease for our first banking center in Tampa with an estimated opening in the fourth quarter of 2023. The opening of the branch will transition our Tampa operations from an LPO to a full-service bank. A full-service branch in Key Biscayne, which received regulatory approval in September 2022, is scheduled to open in the second quarter of 2023. A new branch in downtown Miami, which received regulatory approval in October 2021, is expected to open in late 2023. Lastly, our new branch in downtown Ft. Lauderdale, FL, which received regulatory approval in December 2022, is also expected to open in late 2023. In addition, we will be closing our location on FM 1960 Rd. in Houston in the second quarter of 2023.
We opened our new operations center in Miramar, Florida during the first quarter of 2023. This reduced the size of our operations center by approximately 42,000 square feet from 100,000 square feet to approximately 58,000 square feet at our new location, and our annual rental expense will decrease by nearly $1 million. In the first quarter of 2023, the Company ended its pre-existing lease agreement on its former operations center.
During the first quarter of 2023, we optimized our international banking structure with the intent to drive favorable core deposit growth. The previously separate groups of international retail, private and commercial banking are now reporting to a single leader dedicated to solely focus on growing international deposits. We also continued to add key personnel in Amerant Mortgage and business development personnel at the Bank. In addition, we recruited two executives for the existing open positions for a new Head of Commercial Banking and a new Houston market president. Amerant Mortgage grew its national footprint with the addition beginning early in the quarter of a Midwest hub, adding business development personnel in the quarter to generate conforming mortgages for sale into the secondary market. This growth resulted in the recognition of $1.0 million to preliminary goodwill. The final purchase price allocation, which will adjust goodwill, is expected to be finalized by December 31, 2023.
Lastly, in April 2023, we merged the business banking group with the retail banking group as part of our ongoing efforts to streamline our organizational structure.
Improve operational efficiency. The Company continues to work on optimizing its operating structure to support its business activities. In the first quarter of 2023, staff reduction costs include severance expenses, mainly related to severance expenses in connection with employment terminations and changes in certain positions. With respect to our balance sheet composition, during the three months ended March 31, 2023 the Company repaid $871.7 million in FHLB advances, which includes early repayment of $565 million. In addition, in the three months ended March 31, 2023, the Company borrowed $1.0 billion in FHLB advances. These activities are part of the Company’s asset/liability management strategies intended to maximize value on its assets and liabilities.

Integrate Environmental, Social and Governance (“ESG”) into our DNA. In the first quarter of 2023, we finalized our annual report for the year ended December 31, 2022, which is now available on Amerant’s investor relations website. As part of our efforts in the first quarter of 2023, we completed a series of initiatives intended to continue moving forward with our ESG program. Those activities included: i) integration of ESG factors into our procurement and third party, strategic and reputational risk frameworks; ii) completed management succession and development plans for all management roles reporting to the Company’s CEO, and continued with other levels; iii) base-lining scope 1 and 2 carbon emissions, defining long-term carbon emission targets and purchasing green-house gas emission offsets to reach carbon neutrality in 2022, among other environmentally-friendly initiatives.
In addition, in the three months ended March 31, 2023, we repurchased 22,403 shares of Class A common stock under the $25 million share repurchase program. Lastly, the Company appointed a new independent director, Ashaki Rucker, who officially joined the Board of Directors effective April 17, 2023.

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

Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as FHLB advances and other borrowings such as repurchase agreements, notes, debentures and other funding sources we may have from time to time. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for credit losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, as well as premiums or discounts paid on loan purchases, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances; (vii) income from derivative transaction with customers; (viii) derivative gains or losses; (ix) gains or losses on the sale of properties; and (x) other noninterest income which includes mortgage banking revenue.

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

In the first quarters of 2023 and 2022, derivatives unrealized net gains of $14 thousand and unrealized net losses of $1.3 million, respectively, were primarily derived from changes in market value of uncovered interest rate caps with clients.

Other noninterest income includes mortgage banking income related to Amerant Mortgage, which consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $1.8 million and $0.8 million in the three months ended March 31, 2023 and 2022, respectively.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; and (xi) other operating expenses. In addition, in the three months ended March 31, 2022, noninterest expenses included: (i) estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider; and (ii) a valuation allowance of $0.5 million related to the change in fair value of New York loans held for sale.

Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Rental income, primarily associated with the subleasing of portions of the Company’s headquarters building and the subleasing of the New York office space, is included as a reduction to rent expense under lease agreements under occupancy and equipment cost.

Professional and other services fees include legal, accounting, consulting fees, internal audit fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations.

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

Advertising expenses include the costs of promoting the Amerant brand to create positive awareness, as well as the costs associated with promoting the Company’s products and services to promote consideration to buy the Company’s products and services. These costs include expenses to produce, deliver and communicate advertisements using available media and technologies, primarily streaming and other digital advertising platforms. Advertising expenses are expensed as incurred, except for media production costs which are expensed upon the first airing of the advertisement.

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

Noninterest expenses in the three months ended March 31, 2023 and 2022 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

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

The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Three Ended Months Ended March 31,
(in thousands)	2023	2022
Non-routine noninterest expense items
Restructuring costs:
Staff reduction costs (1)	$213	$765
Contract termination costs (2)	—	4,012
Legal and Consulting fees (3)	2,690	1,246
Digital transformation expenses	—	45
Lease impairment charge (4)	469	14
Branch closure expenses	—	33
Total restructuring costs	$3,372	$6,115
Other non-routine noninterest expense items:
Loans held for sale valuation expense (5)	—	459
Total non-routine noninterest expense items	$3,372	$6,574
____________
(1)    Staff reduction costs in the three months ended March 31, 2023 are mainly related to severance expenses in connection with employment terminations and changes in certain positions. Staff reduction costs in the three months ended March 31, 2022, were primarily related to severance expenses in connection with restructuring of business lines and the elimination of certain support functions.
(2)    Contract termination and related costs associated with third party vendors resulting from the engagement of our new technology provider.
(3) In the three months ended March 31, 2023 and 2022 includes expenses in connection with the engagement of FIS of $2.6 million and $0.8 million, respectively. In the three months ended March 31, 2022, includes (i) $0.2 million in connection with certain search and recruitment expenses; and (ii) $0.1 million of costs associated with the subleasing of the New York office space.
(4) In the three months ended March 31, 2023, includes $0.5 million of right-of-use asset, or ROUA, impairment associated with the closure of a branch in Texas in 2023.
(5)    Fair value adjustment related to one OREO property in New York.

Primary Factors Used to Evaluate Our Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual and nonperforming assets. We also manage the adequacy of our allowance for credit losses (“ACL”), or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
On January 1, 2022, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. See Note 1 to the audited consolidated financial statements in the 2022 Form 10-K and the unaudited interim consolidated financial statements in this Form 10-Q for more details on the adoption of CECL by the Company. We review and update our allowance for expected credit losses periodically to calibrate loss estimation models based on our loan volumes, and credit and economic conditions in our markets. The models may differ among our loan segments to reflect their different asset types, and includes qualitative factors, which are updated periodically based on the type of loan and other factors.

Capital. Financial institution regulators have established minimum capital ratios for banks and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the CET1 capital ratio; (vii) the tangible common equity ratio; and (viii) other factors, including market conditions.
Liquidity. Our deposit base consists primarily of personal and commercial accounts maintained by individuals and businesses in our primary markets and select international core depositors. The Company is focused on relationship-driven core deposits. The Company may also use third party providers of domestic sources of deposits as part of its balance sheet management strategies. We define core deposits as total deposits excluding all time deposits. This definition of core deposits differs from the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Bank Performance Report (the “UBPR”) definition of “core deposits,” which exclude brokered time deposits and retail time deposits of more than $250,000. See “Core Deposits” discussion for more details.
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

Summary Results
The summary results for the three months ended March 31, 2023 include the following:

•Total assets were $9.5 billion at March 31, 2023, up $367.5 million, or 4.03%, compared to $9.1 billion at December 31, 2022. Asset growth includes an additional $200 million in cash held at the Federal Reserve Bank since mid-March for a total of $485.8 million in cash and cash equivalents at March 31, 2023.

•Total gross loans were $7.12 billion at March 31, 2023, up $195.4 million, or 2.8%, compared to $6.92 billion at December 31, 2022.

•Total deposits were $7.29 billion at March 31, 2023, up $242.5 million, or 3.44%, compared to December 31, 2022.

•Total advances from the FHLB were $1.05 billion, up $145.5 million, or 16.05%, compared to $906.5 million as of December 31, 2022, the result of now holding additional liquidity on hand as noted above. An additional $1.7 billion remained available from FHLB as of March 31, 2023.
•Average yield on loans increased to 6.38% in the three months ended March 31, 2023 compared to 4.16% in the three months ended March 31, 2022.

•Total non-performing assets increased to $48.7 million at March 31, 2023, up $11.1 million, or 29.6%, compared to $37.6 million at December 31, 2022.

•The ACL as of March 31, 2023 was $84.4 million, up $0.9 million, or 1.0%, compared to $83.5 million as of December 31, 2022.

•Core deposits were $5.36 billion at March 31, 2023, up $41.4 million, or 0.8%, compared to $5.32 billion at December 31, 2022.

•Average cost of total deposits increased to 1.91% in the three months ended March 31, 2023 compared to 0.38% in the three months ended March 31, 2022.

•Loan to deposit ratio improved to 97.64% as of March 31, 2023 compared to 98.23% as of December 31, 2022.

•AUM totaled $2.11 billion, as of March 31, 2023, up $111.9 million, or 5.6%, from $2.00 billion as of December 31, 2022.

•Pre-provision net revenue (“PPNR”)(2) was $37.2 million in the three months ended March 31, 2023, an increase of $27.3 million or 274.6%, compared to $9.9 million in the three months ended March 31, 2022.

•Core Pre-Provision Net Revenue (“Core PPNR”)(2) was $37.1 million in the three months ended March 31, 2023, an increase of $19.2 million, or 107.6%, from $17.9 million in the three months ended March 31, 2022.

•Net Interest Margin (“NIM”) increased to 3.90% in the three months ended March 31, 2023 compared to 3.18% in the three months ended March 31, 2022.

•Net Interest Income (“NII”) was $82.3 million in the three months ended March 31, 2023, up $26.7 million, or 47.96%, from $55.6 million in the three months ended March 31, 2022.

•Provision for credit losses was $11.7 million in the three months ended March 31, 2023, compared to a release from ACL of $9.3 million in the three months ended March 31, 2022 (1). The provision for credit losses in the three months ended March 31, 2023 was comprised of $7.5 million in connection with charge-offs and credit quality, $2.2 million related to loan growth and $2.0 million to reflect updated economic factors.

•Non-interest income was $19.3 million in the three months ended March 31, 2023, up $5.3 million or 37.92%, from $14.0 million in the three months ended March 31, 2022.

•Non-interest expense was $64.7 million in the three months ended March 31, 2023, down $3.9 million, or 6.44%, from $60.8 million in the three months ended March 31, 2022.

•The efficiency ratio was 63.7% in the three months ended March 31, 2023 compared to 87.29% in the three months ended March 31, 2022.

•ROA was 0.88% in the three months ended March 31, 2023, compared to 0.81% in the three months ended March 31, 2022 (1).

•Return on average equity (“ROE”) was 11.15% in the three months ended March 31, 2023 compared to 7.81% in the three months ended March 31, 2022 (1).

    1 The Company adopted the new guidance on accounting for current expected credit losses on financial instruments (“CECL”) in the fourth quarter of 2022, effective as of January 1, 2022. See the 2022 Form 10-K for more details of the CECL adoption and related effects to quarterly results for each quarter in the year ended December 31, 2022.
    2 Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net income
The table below sets forth certain results of operations data for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2023	2022	2023 vs 2022
		(1)
Net interest income	$82,333	$55,645	$26,688	48.0%
Provision for (reversal of) credit losses (1)	11,700	(9,275)	20,975	226.2
Net interest income after provision (reversal of) for credit losses (1)	70,633	64,920	5,713	8.8%
Noninterest income	19,343	14,025	5,318	37.9%
Noninterest expense	64,733	60,818	3,915	6.4%
Income before income tax expense (1)	25,243	18,127	7,116	39.3%
Income tax expense (1)	(5,301)	(3,824)	(1,477)	(38.6)%
Net income before attribution of noncontrolling interest (1)	19,942	14,303	5,639	39.4%
Less: noncontrolling interest	(244)	(1,076)	832	77.3%
Net income attributable to Amerant Bancorp Inc. (1)	$20,186	$15,379	$4,807	31.3%
Basic earnings per common share (1)	$0.60	$0.44	$0.16	36.4%
Diluted earnings per common share (1) (2)	$0.60	$0.44	$0.16	36.4%

__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)    In the three months ended March 31, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 18 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 and 2022
In the three months ended March 31, 2023, net income attributable to the Company was $20.2 million, or $0.60 per diluted share, compared to net income attributable to the Company of $15.4 million, or $0.44 per diluted share, in the same quarter of 2022. The increase of $4.8 million, or 31.3%, in the three months ended March 31, 2023 was mainly due to higher net interest income and noninterest income. These results were partially offset by: (i) a $11.7 million provision for credit losses recorded in the first quarter of 2023, compared to a $9.3 million reversal of credit losses in the same period last year, and (ii) higher noninterest expenses.

In the three months ended March 31, 2023 and 2022, net income excludes a loss of $0.2 million and $1.1 million, respectively, attributable to a noncontrolling interest in Amerant Mortgage. See the 2022 Form 10-K for more information on changes in noncontrolling interest in Amerant Mortgage in 2022. There were no significant changes in the first quarter of 2023.

Net interest income was $82.3 million in the three months ended March 31, 2023, an increase of $26.7 million, or 48.0%, from $55.6 million in the three months ended March 31, 2022. This was primarily driven by: (i) an increase of 220 basis points in the yield on total interest earning assets, and (ii) increases of $1.4 billion, or 25.6%, and $126.0 million, or 109.9%, in the average balance of loans and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits and FHLB advances; (ii) higher average balance of total deposits, mainly time deposits; and (iii) the cost of the Subordinated Notes issued in March 2022. See “Net interest Income” for more details.

Noninterest income was $19.3 million in the three months ended March 31, 2023, an increase of $5.3 million, or 37.9%, compared to $14.0 million in the three months ended March 31, 2022. This was mainly driven by: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) the absence of net unrealized losses on derivative valuation of $1.3 million in the three months ended March 31, 2022 related to interest rate caps with clients; (iii) higher mortgage banking income; and (iv) higher deposit and service fees. These increases were partially offset by: (i) net losses on the sale of securities totaling $9.7 million in the three months ended March 31, 2023, mainly driven by losses on the sale of debt securities available for sale and marketable equity securities; (ii) lower loan-level derivative income; and (iii) lower brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense increased $3.9 million, or 6.4%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by higher salary and employee benefits, other operating expenses, professional and other service fees, FDIC assessments and insurance expenses and loan level derivative expenses. These increases were partially offset by: (i) the absence in the first quarter of 2023 of an additional expense of $4.0 million in the three months ended March 31, 2022 in connection with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (ii) lower telecommunication and data processing expenses; (iii) the absence of valuation allowance of $0.5 million in the three months ended March 31, 2022 related to the change in fair value of New York loans held for sale; and (iv) lower advertising expenses. See “Noninterest Expense” for more details.

In the three months ended March 31, 2023 and 2022, noninterest expense included non-routine items of $3.4 million and $6.6 million, respectively. Non-routine items in noninterest expense include $3.4 million and $6.1 million of restructuring costs in the three months ended March 31, 2023 and 2022, respectively. In addition, in the three months ended March 31, 2022, non-routine items in noninterest expense included a valuation allowance of $0.5 million related to the change in fair value of New York loans held for sale. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended March 31, 2023 and 2022, the Company incurred noninterest expenses of $3.9 million and $3.5 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 94 full time equivalent employees (“FTEs”) at March 31, 2023 compared to 79 at March 31, 2022.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month periods ended March 31, 2023 and 2022. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$6,901,352	$108,501	6.38%	$5,492,547	$56,338	4.16%
Debt securities available for sale (3) (4)	1,058,831	10,173	3.90%	1,170,491	7,378	2.56%
Debt securities held to maturity (5)	240,627	2,112	3.56%	114,655	703	2.49%
Debt securities held for trading	18	—	—%	35	1	11.59%
Equity securities with readily determinable fair value not held for trading	4,886	—	—%	1,301	—	—%
Federal Reserve Bank and FHLB stock	57,803	1,014	7.11%	51,505	546	4.30%
Deposits with banks	302,791	3,330	4.46%	259,225	132	0.21%
Total interest-earning assets	8,566,308	125,130	5.92%	7,089,759	65,098	3.72%
Total non-interest-earning assets (6)	739,522			616,872
Total assets	$9,305,830			$7,706,631

	Three Months Ended March 31,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,342,620	$12,855	2.23%	$1,556,480	$290	0.08%
Money market	1,333,465	7,881	2.40%	1,253,293	734	0.24%
Savings	299,501	46	0.06%	325,121	11	0.01%
Total checking and saving accounts	3,975,586	20,782	2.12%	3,134,894	1,035	0.13%
Time deposits	1,767,603	12,834	2.94%	1,295,278	4,281	1.34%
Total deposits	5,743,189	33,616	2.37%	4,430,172	5,316	0.49%
Advances from the FHLB (7)	959,392	6,763	2.86%	917,039	2,481	1.10%
Senior notes	59,250	942	6.45%	58,934	942	6.48%
Subordinated notes	29,306	361	5.00%	7,451	88	4.79%
Junior subordinated debentures	64,178	1,115	7.05%	64,178	626	3.96%
Total interest-bearing liabilities	6,855,315	42,797	2.53%	5,477,774	9,453	0.70%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,377,966			1,199,264
Accounts payable, accrued liabilities and other liabilities	338,351			231,088
Total non-interest-bearing liabilities	1,716,317			1,430,352
Total liabilities	8,571,632			6,908,126
Stockholders’ equity	734,198			798,505
Total liabilities and stockholders' equity	$9,305,830			$7,706,631
Excess of average interest-earning assets over average interest-bearing liabilities	$1,710,993			$1,611,985
Net interest income		$82,333			$55,645
Net interest rate spread			3.39%			3.02%
Net interest margin (8)			3.90%			3.18%
Cost of total deposits (9)			1.91%			0.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.96%			129.43%
Average non-performing loans/ Average total loans	0.46%			0.71%
(1) Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $81.4 million and $67.5 million in the three months ended March 31, 2023 and 2022, respectively. The average balance of total loans held for sale was $66.4 million and $137.7 million in the three months ended March 31, 2023 and 2022, respectively.
(2)    Includes average non-performing loans of $31.8 million and $39.2 million for the three months ended March 31, 2023 and 2022, respectively. Interest income that would have been recognized on outstanding non-performing loans at March 31, 2023 and 2022 was $0.4 million and $0.5 million in the three months ended March 31, 2023 and 2022, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average unrealized net losses of $104.9 million and average unrealized net gains of $2.4 million in the three months ended March 31, 2023 and 2022, respectively.
(4)    Includes nontaxable securities with average balances of $19.7 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.56% and 2.81% for the three months ended March 31, 2023 and 2022, respectively. In 2023 and 2022, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $50.7 million and $37.8 million for the three months ended March 31, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.20% and 3.67% for the three months ended March 31, 2023 and 2022, respectively. In 2023 and 2022, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Net interest income
Three Months Ended March 31, 2023 and 2022
In the three months ended March 31, 2023, net interest income was $82.3 million, an increase of $26.7 million, or 48.0%, from $55.6 million in the same period of 2022. This was primarily driven by: (i) an increase of 220 basis points in the yield on total interest earning assets, and (ii) increases of $1.4 billion, or 25.6%, and $126.0 million, or 109.9%, in the average balance of loans and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits and FHLB advances; (ii) higher average balance of total deposits, mainly time deposits; and (iii) the cost of the Subordinated Notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of 450 basis points in the Federal Reserve’s benchmark interest rate since the end of the first quarter of 2022. Net interest margin was 3.90% in the three months ended March 31, 2023, an increase of 72 basis points from 3.18% in the three months ended March 31, 2022. See discussions further below for more details.
During the first quarter of 2023, our asset sensitive position enabled us to offset, via repricing of variable-rate loans, the incremental cost of deposits we recorded during the first quarter of 2023. In addition, we had higher average balance of loans in the first quarter of 2023 compared to the same period last year. See discussions further below for more details.
Interest Income
Total interest income was $125.1 million in the three months ended March 31, 2023, an increase of $60.0 million, or 92.2%, compared to $65.1 million for the same period of 2022. This was primarily driven by a 220 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $1.4 billion, or 25.6%, and $126.0 million, or 109.9%, in the average balance of loans and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $111.7 million, or 9.5%, in the average balance of debt securities available for sale.
Interest income on loans in the three months ended March 31, 2023 was $108.5 million, an increase of $52.2 million, or 92.6%, compared to $56.3 million in the same period last year, primarily due to: (i) a 222 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $1.4 billion, or 25.6%, in the average balance of loans. The increase in average yields and volumes also includes the effect of higher-yielding consumer loans purchased under indirect lending programs throughout 2022. In addition, the increase in the average balance of loans includes: (i) originations and purchases of single-family residential loans through Amerant Mortgage; (ii) originations of commercial loans, including loans and leases under a new white label equipment finance solution launched in the second quarter of 2022; (iii) originations of CRE and owner-occupied loans; and (iv) originations of consumer loans under a separate white label program. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $10.2 million in the three months ended March 31, 2023, an increase of $2.8 million, or 37.9%, compared to $7.4 million in the same period of 2022. This was mainly due to an increase of 134 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $111.7 million, or 9.5%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout 2022 and the first quarter of 2023. In the three months ended March 31, 2023, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $104.9 million compared to accumulated net unrealized gain of $2.4 million in the same period last year. As of March 31, 2023, corporate debt securities comprised 25.6% of the available-for-sale portfolio, down from 31.4% at March 31, 2022.

As of March 31, 2023, floating rate investments represent 14.7% of our total investment portfolio compared to 17.5% at March 31, 2022. In addition, the overall duration increased to 4.9 years at March 31, 2023 from 4.0 years at March 31, 2022, which was primarily due to lower expected and actual mortgage-backed securities prepayments resulting from increased market interest rates.
Interest income on debt securities held to maturity was $2.1 million in the three months ended March 31, 2023, an increase of $1.4 million, or 200.4%, compared to $0.7 million in the same period of 2022. This was mainly due to an increase of $126.0 million, or 109.9% in the average balance of these securities. In addition, there was an increase of 107 basis points in average yields, primarily driven by higher market rates.

Interest Expense
Interest expense was $42.8 million in the three months ended March 31, 2023, an increase of $33.3 million, or 352.7%, compared to $9.5 million in the same period of 2022. This was primarily due to: (i) higher cost of total deposits and advances from FHLB, and (ii) the cost of the subordinated notes issued in March 2022. In addition, there was an increase of $1.4 billion, or 25.1%, in the average balance of total interest bearing liabilities, mainly time deposits, advances from FHLB, and subordinated notes as these were issued in March 2022.
Interest expense on interest-bearing deposits was $33.6 million in the three months ended March 31, 2023, an increase of $28.3 million, or 532.4%, compared to $5.3 million for the same period of 2022. This was mainly driven by an increase of 188 basis points in the average rates paid on total deposits, and an increase of $1.3 billion, or 29.6%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $8.6 million, or 199.8%, in the three months ended March 31, 2023 compared to the same period in 2022. This was mainly due to an increase of 160 basis points in the average cost of total time deposits. In addition, there was an increase of $472.3 million, or 36.5%, in the average balance of these deposits, including $324.8 million and $173.3 million in brokered time deposits and customer certificate of deposits (“CDs”), respectively. The increase in the average balance of time deposits was partially offset by a decline of $25.7 million in online deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $19.7 million in the three months ended March 31, 2023 compared to the same period one year ago, mainly due to an increase of 199 basis points in the average costs on these deposits. In addition, there was an increase of $840.7 million, or 26.8% in the average balance of total interest bearing checking and savings accounts in the three months ended March 31, 2023 compared to the same period in 2022. This was mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers as well as new large customer relationships throughout 2022 and the three months ended March 31, 2023. These increases were partially offset a decrease of $127.5 million, or 5.9%, in the average balance of international accounts, including a decrease of $161.0 million, or 9.1%, in international personal accounts, partially offset by an increase of $33.5 million, or 8.8%, in international commercial accounts. In addition, there was a decline of $42.5 million in the average balance of third-party interest-bearing domestic brokered deposits in the three months ended March 31, 2023 compared to the same period in 2022.

Interest expense on advances from the FHLB increased $4.3 million, or 172.6%, in the three months ended March 31, 2023 compared to the same period of 2022, primarily driven by an increase of 176 basis points in the average rate paid on these borrowings. In addition, there was an increase of $42.4 million, or 4.6%, in the average balance on this funding source. In the three months ended March 31, 2023 and 2022, interest expense on FHLB advances includes $0.4 million and $0.5 million, respectively, related to the amortization of a $6.6 million penalty fee as result of the restructuring of $285 million in fixed-rate FHLB advances in May 2021. In the first quarter of 2023, the Company borrowed $1.0 billion, and repaid $871.7 million of advances from the FHLB including early repayments. See the 2022 Form 10-K for more details on the $285 million FHLB advances restructuring completed in May 2021.
On March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due on March 15, 2032. The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. In the three months ended March 31, 2023 and 2022, interest expense on these subordinated notes was $0.4 million and $0.1 million, respectively. See the 2022 Form 10-K for additional information.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2023	2022
		(1)
Balance at the beginning of the period	$83,500	$69,899
Cumulative effect of adoption of accounting principle (1)	$—	18,674
Charge-offs
Domestic Loans:
Real estate loans
Single-family residential	(32)	(10)
Commercial	(7,975)	(3,275)
Consumer and others	(6,319)	(1,033)
	(14,326)	(4,318)

International Loans (2):
Real estate loans
Single-family residential	—	(4)
Consumer and others	(3)	—
	(3)	(4)
Total Charge-offs	$(14,329)	$(4,322)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$139	$4
Single-family residential	16	34
Commercial	3,146	201
Consumer and others	1	130
	3,302	369
International Loans (2):
Commercial	187	99
Consumer and others	1	6
	188	105
Total Recoveries	$3,490	$474

Net charge-offs	(10,839)	(3,848)
Provision for (reversal of) credit losses (1)	11,700	(9,275)
Balance at the end of the period	$84,361	$75,450
__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)     Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended March 31, 2023 and 2022
The Company recorded a provision for credit losses of $11.7 million in the three months ended March 31, 2023, compared to a release from the ACL of $9.3 million in the same period last year. During the first quarter of 2023, the provision for credit losses includes $7.5 million in additional reserve requirements for charge-offs and credit quality, $2.2 million to account for loan growth in the quarter and $2.0 million to reflect updated economic factors.
During the three months ended March 31, 2023, charge-offs increased $10.0 million, or 231.5%, compared to the same period of the prior year. In the three months ended March 31, 2023, charge-offs included: (i) $6.5 million related to an equipment-financing commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023; (ii) $6.3 million related to multiple consumer loans, and (iii) $1.5 million in connection with multiple commercial and real estate loans. Charge-offs in the first quarter of 2023, were partially offset primarily by a $2.7 million recovery from a commercial loan relationship with a coffee trader (the “Coffee Trader”) charged-off last year. In the three months ended March 31, 2022, charge-offs included: (i) $3.3 million related to two commercial loans, including $2.5 million related to a nonaccrual loan paid off during the period, and (ii) an aggregate of $1.0 million in consumer loans. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.64% in the first quarter of 2023, compared to 0.29% in the first quarter of 2022. See the 2022 Form 10-K for more information on charge-offs for the year ended December 31, 2022.

During the three months ended March 31, 2023 and 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months, to support current ACL levels. No additional provision for credit losses were deemed necessary as a result of these valuations.

We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended March 31,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$4,955	25.6%	$4,620	32.9%	$335	7.3%
Brokerage, advisory and fiduciary activities	4,182	21.6%	4,596	32.8%	(414)	(9.0)%
Loan-level derivative income (1)	2,071	10.7%	3,152	22.5%	(1,081)	(34.3)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	1,412	7.3%	1,342	9.6%	70	5.2%
Cards and trade finance servicing fees	533	2.8%	590	4.2%	(57)	(9.7)%
Derivative gains (losses), net (3)	14	0.1%	(1,345)	(9.6)%	$1,359	NM
Gain (loss) on early extinguishment of FHLB advances, net	13,173	68.1%	(714)	(5.1)%	13,887	NM
Securities (losses) gains, net (4)	(9,731)	(50.3)%	769	5.5%	(10,500)	NM
Other noninterest income (5)	2,734	14.1%	1,015	7.2%	1,719	169.4%
Total noninterest income	$19,343	100.0%	$14,025	100.0%	$5,318	37.9%

___________
(1)    Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $1.6 million and $1.0 million in the three months ended March 31, 2023 and 2022, respectively, which are included as part of noninterest expenses under loan-level derivative expense.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3)    Net unrealized gains and losses related to uncovered interest rate caps with clients.
(4)    Includes: (i) net loss on sale of debt securities available for sale of $9.5 million and net gains on sale of debt securities available for sale of $49 thousand in the three months ended March 31, 2023 and 2022, respectively, (ii) unrealized gains of $0.7 million in the three months ended March 31, 2022 related to the change in fair value of marketable equity securities. In addition, in the three months ended March 31, 2023, includes net loss of 0.2 million on the sale of marketable equity securities.
(5)    Includes mortgage banking revenue of $1.8 million and $0.8 million in the three months ended March 31, 2023 and 2022, respectively, related to Amerant Mortgage. Mortgage banking revenue primarily consisting of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
NM - means not meaningful

Three Months Ended March 31, 2023 and 2022
Total noninterest income increased $5.3 million, or 37.9%, in the three months ended March 31, 2023, compared to the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) the absence in the first quarter of 2023 of net unrealized losses on derivative valuation of $1.3 million in the three months ended March 31, 2022 related to interest rate caps with clients; (iii) higher other noninterest income, and (iv) higher deposit and service fees. These increases were partially offset by: (i) net losses on the sale of securities totaling $9.7 million in the three months ended March 31, 2023, mainly driven by losses on the sale of debt securities available for sale, and marketable equity securities not held for trading; (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees.

In the three months ended March 31, 2023, the Company recorded a net gain of $13.2 million on the early repayment of approximately $565 million of advances from the FHLB. In addition, in April 2023, the Company realized a pretax gain of $4.0 million on the early repayment of $175 million in advances from the FHLB. In the three months ended March 31, 2022, the Company recorded a net loss of $0.7 million on the early extinguishment of approximately $180 million of advances from the FHLB.These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies.

On March 27, 2023, the Bank sold one corporate debt security held for sale issued by Signature Bank, N.A in an open market transaction. In the three months ended March 31, 2023, the Company realized a pretax loss on sale of approximately $9.5 million in connection with this transaction which is recorded in the consolidated statement of comprehensive income (loss). See “Securities” for additional information.

Other noninterest income increased $1.7 million, or 169.4%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by: (i) an increase of $1.0 million or 128.3% in mortgage banking income compared to the first quarter of 2022; and (ii) higher income from foreign currency exchange transactions with customers.

Deposits and service fees increased $0.3 million, or 7.3%, in the three months ended March 31, 2023 compared to the same period last year, primarily due to higher service charge fee income as well as higher wire transfer fees.

Loan-level derivative income decreased $1.1 million, or 34.3%, in the three months ended March 31, 2023 compared to the same period in 2022, mainly driven by a lower volume of interest rate swap transactions with clients.

Brokerage, advisory and fiduciary activities decreased $0.4 million, or 9.0%, in the three months ended March 31, 2023 compared to the same period last year. This was primarily driven by lower brokerage fees as a result of lower equity trading volumes and lower advisory fees mainly resulting from lower market valuations of AUM in our client’s advisory accounts.

Our AUM totaled $2.1 billion at March 31, 2023, an increase of $111.9 million, or 5.6%, from $2.0 billion at December 31, 2022, primarily driven by approximately $50 million in net new assets, as we continue to execute on our relationship-focused strategy, as well as $55 million from increased market valuations.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$34,876	53.9%	$30,403	50.0%	$4,473	14.7%
Occupancy and equipment (2)	6,798	10.5%	6,725	11.1%	73	1.1%
Professional and other services fees (3)	7,628	11.8%	6,139	10.1%	1,489	24.3%
Loan-level derivative expense (4)	1,600	2.5%	1,043	1.7%	557	53.4%
Telecommunications and data processing	3,064	4.7%	4,038	6.6%	(974)	(24.1)%
Depreciation and amortization	1,292	2.0%	1,152	1.9%	140	12.15%
FDIC assessments and insurance	2,737	4.2%	1,396	2.3%	1,341	96.1%
Loans held for sale valuation expense (5)	—	—%	459	0.8%	$(459)	NM
Advertising expenses	2,586	4.0%	2,972	4.9%	(386)	(13.0)%
Contract termination costs (6)	—	—%	4,012	6.6%	(4,012)	NM
Other operating expenses (7)	4,152	6.4%	2,479	4.0%	1,673	67.5%
Total noninterest expenses (8)	$64,733	100.0%	$60,818	100.0%	$3,915	6.4%
_______
(1)    Includes staff reduction costs of $0.2 million and $0.8 million in the three months ended March 31, 2023 and 2022. Staff reduction costs in the three months ended March 31, 2023, are mainly related to severance expenses in connection with employment terminations and changes in certain positions. Staff reduction costs in the three months ended March 31, 2022, were primarily related to severance expenses in connection with restructuring of business lines and the elimination of certain support functions.
(2)    In the three months ended March 31, 2023, includes $0.5 million related to ROUA impairment in connection with the closure of a branch in Houston, Texas in 2023.
(3) In the three months ended March 31, 2023 and 2022 includes additional expenses of $2.6 million and $0.8 million, respectively, related to the engagement of FIS. In the three months ended March 31, 2022, includes (i) $0.2 million in connection with certain search and recruitment expenses; and (ii) $0.1 million of costs associated with the subleasing of the New York office space.
(4) Includes service fees in connection with our loan-level derivative income generation activities.
(5)    Valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.
(6)    Contract termination and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(7)    Includes charitable contributions, community engagement, postage and courier expenses, provisions for possible losses on contingent loans, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.
(8)    Includes $3.9 million and $3.5 million in the three months ended March 31, 2023 and 2022, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM Means not meaningful

Three Months Ended March 31, 2023 and 2022
Noninterest expense increased $3.9 million, or 6.4%, in the three months ended March 31, 2023 compared to the same period in 2022, mainly due to higher salary and employee benefits, other operating expenses, professional and other service fees, FDIC assessments and insurance expenses and loan level derivative expenses. These increases were partially offset by: (i) the absence in the first quarter of 2023 of an additional expense of $4.0 million in the three months ended March 31, 2022 in connection with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (ii) lower telecommunication and data processing expenses, (iii) the absence of valuation allowance of $0.5 million in the three months ended March 31, 2022 related to the change in fair value of New York loans held for sale; and (iv) lower advertising expenses.

Salaries and employee benefits increased $4.5 million, or 14.7%, in the three months ended March 31, 2023 compared to the same period one year ago, mainly by: (i) salary increases mainly in connection with new hires during the quarter, primarily in the mortgage banking area; (ii) higher non-equity variable compensation; (iii) higher equity variable compensation in connection with the long term incentive program and (iv) higher commissions. These results were partially offset by: (i) decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts, and (ii) lower severance expenses. At March 31, 2023, our FTEs were 722, a net increase of 45 FTEs, or 6.6% compared to 677 FTEs at March 31, 2022.

Other operating expenses increased $1.7 million, or 67.5%, in the three months ended March 31, 2023, mainly driven by: (i) higher indirect loan costs and loan servicing fees; (ii) a $0.3 million provision for contingency losses in the third quarter of 2022; and (iii) an aggregate increase in other smaller expenses.

Professional and other services fees increased $1.5 million, or 24.3%, in the three months ended March 31, 2023 compared to the same period last year, primarily driven by higher consulting and other professional fees in connection with the Company’s transition to our new technology provider.
FDIC assessments and insurance increased $1.3 million, or 96.1%, in the three months ended March 31, 2023 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Loan-level derivative expenses increased $0.6 million, or 53.4%, in the three months ended March 31, 2023 compared to the same period last year, mainly driven by additional expenses as a result of transitioning interest rate swap and cap contracts with clients from LIBOR to a new replacement index.

Telecommunication and data processing expenses decreased $1.0 million, or 24.1%, in the three months ended March 31, 2023 compared to the same period last year, primarily driven by lower computer software and technology support services.

Advertising expenses decreased $0.4 million, or 13.0%, in the three months ended March 31, 2023 compared to the same period last year, mainly due to lower expenses in connection with out-of-home advertising.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2023	2022	2023 vs 2022
(in thousands, except effective tax rates and percentages)		(1)
Income before income tax expense (1)	$25,243	$18,127	$7,116	39.3%
Income tax expense (1)	$5,301	$3,824	$1,477	38.6%
Effective income tax rate	21.00%	21.10%	(0.10)%	(0.5)%
__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.

In the three months ended March 31, 2023, income tax expense increased to $5.3 million from $3.8 million in the same period in 2022, mainly driven by higher income before income taxes in the first quarter of 2023 compared to the same period last year.
As of March 31, 2023, the Company’s net deferred tax assets were $46.1 million, a decrease of $2.6 million, or 5.3%, compared to $48.7 million as of December 31, 2022. This was primarily driven by a decrease of $2.3 million in connection with the $9.1 million in pretax net unrealized holding gains on debt securities available for sale during the three months ended March 31, 2023.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with GAAP with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “tangible stockholders’ equity book value per common share”, “tangible common equity ratio, adjusted for unrealized losses on debt securities held to maturity”, and “tangible stockholders' book value per common share, adjusted for unrealized losses on debt securities held to maturity”. This supplemental information is not required by or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures” and they should not be considered in isolation or as a substitute for the GAAP measures presented herein.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the Company’s adoption of CECL in 2022, as well as the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2023, including the effect of non-core banking activities such as the sale of loans and securities, the valuation of securities, derivatives, loans held for sale and other real estate owned, early repayment of FHLB advances and other non-routine actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non-GAAP financial measures, as of the dates presented:

	Three Months Ended,
(in thousands)	March 31, 2023	March 31, 2022

Net income attributable to Amerant Bancorp Inc. (1)	$20,186	$15,379
Plus: provision for credit losses (1)	11,700	(9,275)
Plus: provision for income tax expense (1)	5,301	3,824
Pre-provision net revenue (PPNR)	37,187	9,928
Plus: non-routine noninterest expense items	3,372	6,574
Less: non-routine noninterest income items	(3,456)	1,367
Core pre-provision net revenue (Core PPNR)	$37,103	$17,869
Non-routine noninterest income items:
Derivatives gains (losses), net	14	(1,345)
Securities (losses) gains, net	(9,731)	769
Gains (loss) on early extinguishment of FHLB advances, net	13,173	(714)
Loss on sale of loans	—	(77)
Total non-routine noninterest income items	$3,456	$(1,367)

Non-routine noninterest expense items
Restructuring costs (2):
Staff reduction costs (3)	213	765
Consulting and other professional fees (4)	2,690	1,246
Contract termination fees (5)	—	4,012
Digital transformation expenses	—	45
Branch closure expenses		33
Lease impairment charge (6)	469	14
Total restructuring costs	$3,372	$6,115
Other non-routine noninterest expense items:
Loans held for sale valuation (reversal) expense	—	459
Total non-routine noninterest expense items	$3,372	$6,574
(1)      As previously disclosed, the Company adopted CECL in the fourth quarter of 2022, effective as of January 1, 2022. See the 2022 Form 10-K for more details of the CECL adoption and related effects to quarterly results for each quarter in the year ended December 31, 2022.
(2)     Expenses incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(3)     Staff reduction costs in the three months ended March 31, 2023 are mainly related to severance expenses in connection with employment terminations and changes in certain positions. Staff reduction costs in the three months ended March 31, 2022 includes expenses primarily in connection with the restructuring of business lines and the outsourcing of certain human resource functions.
(4)    Includes (i) expenses in connection with the engagement of FIS of $2.6 million and $0.8 million in the three months ended March 31, 2023 and March 31, 2022, respectively and (ii) an aggregate of $0.3 million in connection with information technology projects, and certain search and recruitment expenses in the three months ended March 31, 2022.
(5)    Contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS
(6)     In the three months ended March 31, 2023, includes $0.5 million of ROUA, impairment associated with the closure of a branch in Texas in 2023.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

	Three Months Ended,
(in thousands, except percentages, share data and per share amounts)	March 31, 2023	December 31, 2022

Stockholders' equity	$729,056	$705,726
Less: goodwill and other intangibles (1)	(24,292)	(23,161)
Tangible common stockholders' equity	$704,764	$682,565
Total assets	9,495,302	9,127,804
Less: goodwill and other intangibles (1)	(24,292)	(23,161)
Tangible assets	$9,471,010	$9,104,643
Common shares outstanding	33,814,260	33,815,161
Tangible common equity ratio	7.44%	7.50%
Stockholders' book value per common share	$21.56	$20.87
Tangible stockholders' equity book value per common share	$20.84	$20.19

Tangible common stockholders' equity	$704,764	$682,565
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(15,542)	(18,234)
Tangible common stockholders' equity, adjusted for unrealized losses on debt securities held to maturity	$689,222	$664,331
Tangible assets	$9,471,010	$9,104,643
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(15,542)	(18,234)
Tangible assets, adjusted for unrealized losses on debt securities held to maturity	$9,455,468	$9,086,409
Common shares outstanding	33,814,260	33,815,161
Tangible common equity ratio, adjusted for unrealized losses on debt securities held to maturity	7.29%	7.31%
Tangible stockholders' book value per common share, adjusted for unrealized losses on debt securities held to maturity	$20.38	$19.65
(1)    Other intangible assets consist of, among others, mortgage servicing rights (“MSRS”) of $1.4 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively, and are included in other assets in the Company’s consolidated balance sheets.
(2)    In the three months ended March 31, 2023 and December 31, 2022, amounts were calculated based upon the fair value on debt securities held to maturity, and assuming a tax rate of 25.53% and 25.55%, respectively.

Financial Condition - Comparison of Financial Condition as of March 31, 2023 and December 31, 2022
Assets. Total assets were $9.5 billion as of March 31, 2023, an increase of $367.5 million, or 4.0%, compared to $9.1 billion at December 31, 2022. This result was primarily driven by increases of: (i) $195.2 million, or 67.2%, in cash and cash equivalents, (ii) $194.5 million, or 2.8%, in total loans held for investment, net of the ACL, and loans held for sale, and (iii) $16.8 million, or 10.8%, in accrued interest receivable and other assets primarily driven by new OREO and repossessed asset balances. These increases were partially offset by a decrease of $20.5 million, or 14.6%, in operating lease right-of-use assets resulting from the modification of a lease in the first quarter of 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets. See “Loan Quality” for more details on OREO and repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $485.8 million at March 31, 2023 from $290.6 million at December 31, 2022, primarily as a result of higher cash balances held at the Federal Reserve Bank which were $408 million and $228 million, respectively. At March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents included restricted cash of $32.5 million and $42.2 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers.
Cash and cash equivalents used in operating activities were $18.8 million in the three months ended March 31, 2023, primarily driven by originations and purchases of mortgage loans held for sale during the period.
Net cash used in investing activities was $182.1 million during the three months ended March 31, 2023, mainly driven by: (i) a net increase in loans of $203.5 million, (ii) purchases of investment securities totaling $41.3 million, and (iii) net purchases of premises and equipment of $3.7 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $58.4 million, and (ii) proceeds from sale of loans held for investment of $10.0 million

In the three months ended March 31, 2023, net cash provided by financing activities was $396.1 million. These activities included: (i) a net increase of $201.1 million in time deposits; (ii) net proceeds from FHLB advances of $158.3 million, and (iii) a net increase of $41.4 million in total demand, savings and money market deposit balances. These proceeds were partially offset by: (i) $3.0 million of dividends declared and paid by the Company in the first quarter of 2023, and (ii) an aggregate $0.6 million in connection with the repurchase of shares of Class A common stock under a stock repurchase program launched in the fourth quarter of 2023. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and the stock repurchase program launched in the first quarter of 2023.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2023	December 31, 2022
(in thousands, except percentages)
Total loans, gross (1)	$7,115,035	$6,919,632
Total loans, gross / total assets	74.9%	75.8%

Allowance for credit losses	$84,361	$83,500
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.20%	1.22%

Total loans, net (3)	$7,030,674	$6,836,132
Total loans, net / total assets	74.0%	74.9%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment and loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses. At March 31, 2023 and December 31, 2022, there were $65.3 million and $62.4 million, respectively, in loans held for sale carried at fair value in connection with the Company’s mortgage banking activities through its subsidiary Amerant Mortgage.
(2)    See Note 5 of our audited consolidated financial statements included in the 2022 Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our credit loss estimates.
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

(in thousands)	March 31, 2023	December 31, 2022
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,630,451	$1,615,716
Multi-family residential	796,125	820,023
Land development and construction loans	303,268	273,174
	2,729,844	2,708,913
Single-family residential (1)	1,136,676	1,048,396
Owner occupied	1,069,491	1,046,450
	4,936,011	4,803,759
Commercial loans (2)	1,454,968	1,338,157
Loans to depository institutions and acceptances (3)	13,312	13,292
Consumer loans and overdrafts (4) (5)	549,225	602,793
Total Domestic Loans	6,953,516	6,758,001

International Loans:
Real Estate Loans
Single-family residential (6)	52,369	54,449
Commercial loans	42,681	43,077
Consumer loans and overdrafts (7)	1,180	1,667
Total International Loans	96,230	99,193
Total Loans held for investment	$7,049,746	$6,857,194

__________________
(1)    As of March 31, 2023 and December 31, 2022, includes $240.1 million and $230.3 million, respectively, in single-family residential loans purchased by the Company through Amerant Mortgage.
(2)    As of March 31, 2023 and December 31, 2022, includes $557.2 million and $420.3 million, respectively, in specialty finance loans. These specialty finance loans include $46.7 million and $45.3 million at March 31, 2023 and December 31, 2022, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(3)    Mostly comprised of loans secured by cash or U.S. Government securities.
(4)    Includes customers’ overdraft balances totaling $2.5 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively.
(5)    Includes indirect lending loans purchased with an outstanding balance of $372.2 million and $433.3 million at March 31, 2023 and December 31, 2022, respectively. In addition, as of March 31, 2023 and December 31, 2022, includes $62.1 million and $43.8 million, respectively, in consumer loan originated under a white-label program. As of March 31, 2023 and December 31, 2022, the outstanding balance of indirect lending loans includes unamortized premiums paid of $8.6 million and $10.9 million, respectively.
(6)    Secured by real estate properties located in the U.S.
(7)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at March 31, 2023 and December 31, 2022 is depicted in the following table:

(in thousands)	March 31, 2023	December 31, 2022
Retail (1)	$694,176	$731,229
Multifamily	796,125	820,023
Office Space	340,622	342,248
Specialty (2)	137,024	84,791
Land and Construction	303,268	273,174
Hospitality	324,020	324,881
Industrial and Warehouse	134,609	132,567
Total CRE (3)	$2,729,844	$2,708,913
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $310 million at March 31, 2023 and $330 million at December 31, 2022.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	March 31, 2023	December 31, 2022
Loans held for sale at fair value
Land development and construction loans	15,527	9,424
Single-family residential	49,762	53,014
Total loans held for sale at fair value (1)(2)	65,289	62,438
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Remained current and in accrual status as of March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, there were $65.3 million and $62.4 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value. In the three months ended March 31, 2023, in connection with mortgage loans held for sale, we originated and purchased approximately $78.4 million, and had proceeds of approximately $40.9 million, mainly from the sale of these loans.

As of March 31, 2023, total loans held for investment were $7.0 billion, up $192.6 million, or 2.8%, compared to $6.9 billion at December 31, 2022. Domestic loans held for investment increased $195.5 million, or 2.9%, as of March 31, 2023, compared to December 31, 2022. The increase in total domestic loans held for investment includes net increases of $116.8 million, or 8.7%, $88.3 million, or 8.4%, $23.0 million, or 2.2% and $20.9 million, or 0.8%, in domestic commercial loans, single-family residential loans, owner occupied loans and CRE loans respectively. These increases were partially offset by a decrease of $53.6 million, or 8.9%, in domestic consumer loans as the Company discontinued the purchases of indirect consumer loans in the first quarter of 2023 and such indirect lending portfolio is set to runoff over time.

The increase in our domestic loan portfolio held for investment in the three months ended March 31, 2023 includes the effect of: (i) origination of commercial and single-family residential loans; (ii) originations of CRE and owner-occupied loans; (iii) approximately $1 million of single-family residential loans purchased by the Company through its subsidiary Amerant Mortgage; (iv) $13 million of commercial loans originations through a new white label equipment financing solution launched in the second quarter of 2022; and (v) originations of consumer loans of approximately $23 million through a new white-label program launched in the third quarter of 2022. These results were partially offset by loan prepayments during the period.

In the three months ended March 31, 2023, the Company has added approximately $87.4 million in single-family residential loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America, decreased $3.0 million, or 3.0%, in the three months ended March 31, 2023, mainly driven by a decrease of $2.1 million. or 3.8%, in single family residential loans, including a reduction of $1.9 million, or 4.2%, in loans related to Venezuelan customers.

As of March 31, 2023, loans under syndication facilities, included in loans held for investment, were $409.7 million, an increase of $42.7 million, or 11.6%, compared to $367.0 million at December 31, 2022. This increase was primarily driven by $45 million in new loans and balance increases, including $24.2 million of commercial loans primarily in the cosmetic products industry, $16 million in commercial loans in the food services industry, $3.3 million in the workforce placement industry, and other smaller loans. This was partially offset by the pay downs of $5.3 million related to two commercial loans in the specialty finance industry. At March 31, 2023 and December 31, 2022, loans under syndication facilities include Shared National Credit facilities of $144 million and $143 million, respectively. As of March 31, 2023, syndicated loans that financed highly leveraged transactions were $6.6 million, or 0.1%, of total loans, compared to $8.5 million, or 0.1%, of total loans as of December 31, 2022.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	March 31, 2023		December 31, 2022
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$45,069	0.5%	$47,037	0.5%
Other (3)	51,161	0.6%	52,156	0.6%
Total	$96,230	1.1%	$99,193	1.1%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.9 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $45.0 million and $47.0 million as of March 31, 2023 and December 31, 2022, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the reported periods.

The maturities of our outstanding international loans were:

	March 31, 2023				December 31, 2022
	Less than 1 year	1-3 Years	More than 3 years	Total (1)	Less than 1 year	1-3 Years	More than 3 years	Total (1)
(in thousands)
Venezuela (2)	$2,997	$—	$42,072	$45,069	$3,507	$295	$43,235	$47,037
Other (3)	13,534	12,466	25,161	51,161	13,221	13,647	25,288	52,156
Total	$16,531	$12,466	$67,233	$96,230	$16,728	$13,942	$68,523	$99,193
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.9 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2022.

Loan Quality
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

	March 31, 2023		December 31, 2022
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$23,195	41.2%	$25,237	42.2%
Commercial	30,351	35.8%	25,483	34.7%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	29,803	21.4%	31,569	21.5%
	83,349	98.6%	82,289	98.6%

International Loans (2)
Commercial	296	0.6%	405	0.6%
Financial institutions	—	—%	—	—%
Consumer and others (1)	716	0.8%	806	0.8%
	1,012	1.4%	1,211	1.5%

Total Allowance for Loan Losses	$84,361	100.0%	$83,500	100.0%
% of Total Loans held for investment	1.20%		1.22%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the three months ended March 31, 2023.

In the three months ended March 31, 2023, the changes in the allocation of the ACL were primarily attributed to reserve requirements for loan charge-offs, loan growth and downgrades as well as updated economic factors.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and other real estate owned, or OREO and other repossessed assets, at the dates presented. Non-performing loans consist of: (i) nonaccrual loans where the accrual of interest has been discontinued, and (ii) accruing loans 90 days or more contractually past due as to interest or principal.

	March 31, 2023	December 31, 2022
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$—	$20,057
Single-family residential	999	1,307
Owner occupied	7,118	6,270
	8,117	27,634
Commercial loans	13,643	9,271
Consumer loans and overdrafts (2)	1	1
Total Domestic	21,761	36,906

International Loans: (3)
Real Estate Loans
Single-family residential	368	219
Consumer loans and overdrafts	—	3
Total International	368	222
Total Non-Accrual Loans	$22,129	$37,128

Past Due Accruing Loans (4)
Domestic Loans:
Real Estate Loans
Single-family residential	$—	$253
Commercial	—	183
Consumer loans and overdrafts	53	35
Total Domestic	53	471

Total Past Due Accruing Loans	53	471

Total Non-Performing Loans	$22,182	$37,599
OREO and other repossessed assets	26,534	—
Total Non-Performing Assets	$48,716	$37,599
__________________
(1)    Prior to the first quarter of 2023, included loan modifications that met the definition of troubled debt restructurings, or TDR, which may be performing in accordance with their modified loan terms.
(2)    In the fourth quarter of 2022, the Company changed its charge-off policy for unsecured consumer loans from 120 to 90 days past due. This change resulted in an additional $3.4 million in charge-offs for unsecured consumer loans in the fourth quarter of 2022.
(3)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(4)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$20,057	$1,779	$6,270	$9,454	$—	$39	$—	$37,599
Plus:
Loans placed in nonaccrual status	—	500	1,316	19,317	—	6,320	—	27,453
Less:
Nonaccrual loan charge-offs	—	(32)	—	(7,975)	—	(6,322)	—	(14,329)
Nonaccrual loans sold, net of charge offs	—	—	—	—	—	—	—	—
Other real estate owned sold	—	—	—	—	—	—	—	—
Nonaccrual loan collections and others	—	(804)	(468)	(800)	—	17	124	(1,931)
Loans returned to accrual status	—	(76)	—	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	26,410	—
Balances at end of period	$—	$1,367	$7,118	$13,643	$—	$54	$26,534	$48,716

In the first quarter of 2023, the Company received one CRE property guaranteeing a New York based non-owner-occupied loan with a carrying amount of $20.1 million, and transferred it to OREO at the net of its fair value less cost to sell of approximately $20.2 million. This loan was among the loans placed in non-accrual status in 2022. There was no impact in the consolidated results of operations in the three months ended March 31, 2023 as a result of this transaction.

In the first quarter of 2023, the Company placed in nonaccrual status a $12.9 million equipment-financing commercial loan relationship, charged-off $6.5 million related to the portion of the balance deemed uncollectible, and transferred the remaining balance of $6.4 million to other repossessed assets.
We recognized no interest income on non accrual loans during the three months ended March 31, 2023 and 2022.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2023				December 31, 2022
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$8,335	$—	$—	$8,335	$8,378	$20,113	$—	$28,491
Multi-family residential	24,348	—	—	24,348	—	—	—	—
	32,683	—	—	32,683	8,378	20,113	—	28,491
Single-family residential	—	1,514	—	1,514	—	1,930	—	1,930
Owner occupied	—	7,202	—	7,202	—	6,356	—	6,356
	32,683	8,716	—	41,399	8,378	28,399	—	36,777
Commercial loans	3,240	14,891	3	18,134	1,749	10,446	3	12,198
Consumer loans and overdrafts	—	1	—	1	—	230	—	230
	$35,923	$23,608	$3	$59,534	$10,127	$39,075	$3	$49,205
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans by type of loan in the three months ended March 31, 2023:

(in thousands)	Three Months Ended March 31, 2023
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$20,113	$1,930	$6,356	$10,449	$—	$230	$39,078
Plus:
Loans downgraded to substandard and doubtful	—	500	1,330	19,338	—	6,320	27,488
Less:							—
Classified loan charge-offs	—	(32)	—	(7,975)	—	(6,322)	(14,329)
Classified loans sold, net of charge offs	—	—	—	—	—	—	—
Classified loan collections and others	(56)	(808)	(484)	(565)	—	(227)	(2,140)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	(26,410)
Loans upgraded	—	(76)	—	—	—	—	(76)
Balances at end of period	$—	$1,514	$7,202	$14,894	$—	$1	$23,611

Special Mention Loans. Special mention loans as of March 31, 2023 totaled $35.9 million, an increase of $25.8 million, or 254.7%, from $10.1 million as of December 31, 2022. This increase was primarily due to the addition of one $24.3 million New York CRE multi-family residential loan and a $1.5 million commercial Loan. All special mention loans remained current at March 31, 2023.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2023 and December 31, 2022, are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Real estate loans
Single-family residential	147	150
Owner occupied	84	86
	231	236
Commercial loans	1,126	1,178
Consumer loans and overdrafts (1)	—	226
	$1,357	$1,640
__________
(1) Corresponds to international consumer loans.

At March 31, 2023, total potential problem loans decreased $0.3 million, or 17.3%, compared to December 31, 2022. This was mainly due to charge-offs totaling $0.2 million related to multiple consumer loans during the period and $0.1 million in paydowns of existing potential problem loans.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2023 and December 31, 2022. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less ACL if required. The Company determined that an ACL on its debt securities available for sale as of March 31, 2023 and December 31, 2022 was not required. The Company adopted CECL in 2022. See the 2022 Form 10-K for details.

	March 31, 2023		December 31, 2022
	Amount	%	Amount		%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt	$434,989	32.3%	$437,674		32.0%
Corporate debt (1) (2) (3)	268,267	19.9%	280,700		20.6%
U.S. government agency debt	332,171	24.6%	330,821		24.2%
U.S. Treasury debt	3,938	0.3%	1,996		0.1%
Municipal bonds	1,673	0.1%	1,656		0.1%
Collateralized loan obligations	4,845	0.4%	4,774	$4,774	0.4%
	$1,045,883	77.6%	$1,057,621		77.4%

Debt securities held to maturity (4)	$239,258	17.8%	$242,101		17.7%

Equity securities with readily determinable fair value not held for trading (5)	$—	—%	$11,383		0.8%

Other securities (6):	$62,556	4.6%	$55,575		4.1%
	$1,347,697	101.0%	$1,366,680		100.0%
__________________
(1)    As of March 31, 2023 and December 31, 2022 corporate debt includes $10.1 million and $9.7 million, respectively, of debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in the technology sector at March 31, 2023, and from Canada in two different sectors at December 31, 2022. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of March 31, 2023 and December 31, 2022, debt securities in the financial services sector issued by domestic corporate entities represent 2.0% and 2.3% of our total assets, respectively.
(3)    As of March 31, 2023 and December 31, 2022, includes $127.9 million and $143.0 million, respectively, in subordinated debt securities issued by financial institutions. Additionally, as of March 31, 2023 and December 31, 2022, there were $64.3 million and $63.3 million in unsecured senior notes issued by financial institutions.
(4)    Includes securities issued by the U.S. government or U.S. government sponsored agencies.
(5)    In the three months ended March 31, 2023, the Company sold all of its marketable equity securities with a total fair value of $11.2 million at the time of sale, and recognized a pretax loss on the sale of $1.5 million. Therefore, there are no marketable equity securities at March 31, 2023. In the three months ended March 31, 2023, the Company recognized net unrealized gains of $1.3 million related to the change in market value of these equity securities.
(6)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of March 31, 2023, total securities decreased $19.0 million, or 1.4%, to $1.3 billion compared to $1.4 billion at December 31, 2022. The decrease in the three months ended March 31, 2023 was mainly driven by maturities, sales, calls and pay downs, totaling $58.4 million. This was partially offset by: (i) purchases of $41.3 million, and net unrealized holding gains on debt securities available for sale of $9.1 million primarily attributable to changes in market interest rates during the period.

Debt securities available for sale had net unrealized holding losses of $104.4 million and net unrealized holding gains of $1.6 million at March 31, 2023 (December 31, 2022 - net unrealized holding losses $113.0 million and net unrealized holding gains of $1.0 million). During the three months ended March 31, 2023, the Company recorded net unrealized holding gains of $9.1 million which are included in accumulated other comprehensive income for the period. This was attributable to changes in market interest rates during the period. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of March 31, 2023 and December 31, 2022.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of March 31, 2023 and December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2023 and December 31, 2022, all held to maturity securities held by the Company were rated investment grade.
At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less one than year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of comprehensive income for the three months ended March 31, 2023.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2023 and December 31, 2022. Similar to the table above, the book value for securities available for sale and equity securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

March 31, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$434,989	3.34%	$39	5.57%	$22,836	2.93%	$36,086	3.33%	$376,028	3.36%	$—	—%
Corporate debt-domestic	258,207	4.17%	9,135	4.63%	68,361	4.98%	169,820	3.85%	10,891	3.73%	—	—%
U.S. Government agency debt	332,171	3.38%	85	3.95%	2,772	3.44%	7,768	5.50%	321,546	3.33%	—	—%
Municipal bonds	1,673	2.58%	—	—%	—	—%	346	2.14%	1,327	2.69%	—	—%
Corporate debt-foreign	10,060	3.64%	—	—%	8,033	3.81%	2,027	2.98%	—	—%	—	—%
Collateralized loan obligations	4,845	6.60%	—	—%	—	—%	—	—%	4,845	6.60%	—	—%
U.S. treasury securities	3,938	4.57%	1,936	4.67%	2,002	4.47%	—	—%	—	—%	—	—%
	$1,045,883	3.58%	$11,195	4.64%	$104,004	4.39%	$216,047	3.81%	$714,637	3.37%	$—	—%

Debt securities held to maturity	$239,258	3.46%	$—	—%	$6,521	2.50%	$13,023	2.91%	$219,714	3.52%	$—	—%

Other securities	$62,556	6.29%	$—	—%	$—	—%	$—	—%	$—	—%	$62,556	6.29%
	$1,347,697	3.68%	$11,195	4.64%	$110,525	4.28%	$229,070	3.76%	$934,351	3.41%	$62,556	6.29%

December 31, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$437,674	3.32%	$37	5.27%	$21,136	2.89%	$38,540	3.34%	$377,961	3.34%	$—	—%
Corporate debt-domestic	270,979	3.97%	9,108	4.47%	45,293	3.88%	205,628	3.98%	10,950	3.74%	—	—%
U.S. Government agency debt	330,821	3.18%	136	4.05%	2,806	3.16%	8,433	4.59%	319,446	3.14%	—	—%
Municipal bonds	1,656	2.49%	—	—%	—	—%	342	2.01%	1,314	2.61%	—	—%
Corporate debt-foreign	9,721	3.64%	—	—%	—	—%	9,721	3.64%	—	—%	—	—%
Collateralized loan obligations	4,774	6.49%	—	—%	—	—%	—	—%	4,774	6.49%	—	—%
U.S. treasury securities	1,996	4.47%	—	—%	1,996	4.47%	—	—%	—	—%	—	—%
	$1,057,621	3.46%	$9,281	4.47%	$71,231	3.57%	$262,664	3.89%	$714,445	3.28%	$—	—%

Debt securities held to maturity	$242,101	3.44%	$—	—%	$6,480	2.50%	$13,130	2.90%	$222,491	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	11,383	—%	—	—%	—	—%	—	—%	—	—%	11,383	—%

Other securities	$55,575	5.16%	$—	—%	$—	—%	$—	—%	$—	—%	$55,575	5.16%
	$1,366,680	3.50%	$9,281	4.47%	$77,711	3.48%	$275,794	3.84%	$936,936	3.33%	$66,958	4.28%

The investment portfolio’s weighted average effective duration was 4.9 years at March 31, 2023 and December 31, 2022.

Liabilities
Total liabilities were $8.8 billion at March 31, 2023, an increase of $344.2 million, or 4.1%, compared to $8.4 billion at December 31, 2022. This was primarily driven by net increases of: (i) $242.5 million, or 3.4%, in total deposits, mainly due to an increase in time deposits and interest bearing demand deposits, and (ii) a net increase of $145.5 million, or 16.1%, in advances from the FHLB, including the addition of $1.0 billion of advances which were partially offset by the repayment of $871.7 million of these borrowings in the first quarter of 2023. These increases were partially offset by decreases of: (i) $26.1 million, or 14.6%, in other liabilities, primarily driven by changes in the estimated fair value of derivative instruments, and (ii) 17.9 million, or 12.8%, in long-term lease liability resulting from the modification of a lease in the first quarter of 2023. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits.
Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of retail and private banking team members, which contributed to increasing deposit levels in the first quarter of 2023. See “Our Company- Business Developments” for additional information.

Total deposits were $7.3 billion at March 31, 2023, an increase of $242.5 million, or 3.4%, compared to December 31, 2022. The increase in deposits in the three months ended March 31, 2023 was mainly due to net increases of $201.1 million, or 11.6%, in time deposits and $41.4 million, or 0.8%, in core deposits. The $201.1 million, or 11.6%, increase in time deposits includes increases of $116.3 million, or 19.1%, in brokered time deposits and $84.8 million, or 7.6%, in customer CDs, respectively. The increase of $41.4 million, or 0.8%, in core deposits was primarily driven by an increase of $189.1 million, or 8.2%, in interest bearing transaction accounts, primarily due to increased deposits from municipalities and from domestic businesses through large fund providers, and an increase in reciprocal deposits during the period. These increases were partially offset by decreases of: (i) $132.9 million, or 8.2%, in savings and money market transaction accounts; (ii) $8.0 million, or 38.9%, in brokered interest bearing and money market deposits, and (iii) $7.0 million, or 0.5%, in noninterest bearing transaction accounts. As of March 31, 2023 total brokered deposits were $737.6 million, an increase of $108.3 million, or 17.2%, compared to $629.3 million at December 31, 2022.

At March 31, 2023 and December 31, 2022, approximately 69% and 65%, respectively, of our total deposits were FDIC insured. In addition, at March 31, 2023 and December 31, 2022, we carried $281.3 million and $261.8 million, respectively, in qualified public deposits, which are subject to collateral maintenance requirements by the state of Florida.

At March 31, 2023 and December 31, 2022, reciprocal deposits, which are 100% insured by the FDIC primarily through a deposit network, were $691 million and just over 120 customers as of the end of March 31, 2023 (December 31, 2022- $418 million and just over 27 customers). We are offering this alternative to our high balance customers.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2023	December 31, 2022	Amount	%
Deposits
Domestic (1) (2)	$4,891,873	$4,620,906	$270,967	5.9%
Foreign:
Venezuela (3)	1,897,199	1,911,551	(14,352)	(0.8)%
Others (4)	497,654	511,742	(14,088)	(2.8)%
Total foreign	2,394,853	2,423,293	(28,440)	(1.2)%
Total deposits	$7,286,726	$7,044,199	$242,527	3.4%
_________________
(1)    Includes brokered deposits of $737.6 million and $629.3 million at March 31, 2023 and December 31, 2022, respectively.
(2)    Domestic deposits, excluding brokered, increased $162.6 million, or 4.1%, compared to December 31, 2022.
(3)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(4) As of March 31, 2023 and December 31, 2022, deposits from Spain represent 1.2% of our total assets, respectively. All other foreign deposits included here, excluding deposits from Venezuelan resident customers, did not exceed 1% of of our total Assets.

Our domestic deposits increased $271.0 million, or 5.9%, in the three months ended March 31, 2023, primarily driven by increases of: (i) $245.0 million in domestic interest bearing demand transaction accounts; (ii) $116.3 million in domestic brokered time deposits; and (iii) $41.8 million in domestic customer CDs. These increases were partially offset by decreases of: (i) $120.8 million in domestic savings and money market transaction accounts, and (ii) $8.0 million in domestic brokered interest bearing and money market deposits.
During the three months ended March 31, 2023, total foreign deposits decreased $28.4 million, or 1.2%, including $14.4 million, or 0.8%, in deposits from customers domiciled in Venezuela and $14.1 million, or 2.8%, in deposits from countries other than Venezuela. In the first quarter of 2023, we reorganized international banking to simplify the structure and drive favorable cost deposit growth. See “Our Company- Business Developments” for additional information.

Core Deposits
Our core deposits were $5.4 billion and $5.3 billion as of March 31, 2023 and December 31, 2022, respectively. Core deposits represented 73.5% and 75.5% of our total deposits at those dates, respectively. The increase of $41.4 million, or 0.8%, in core deposits in the three months ended March 31, 2023 was mainly driven by the previously mentioned increase in interest bearing demand deposits. We define “core deposits” as total deposits excluding all time deposits.

Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of March 31, 2023, we had $737.6 million in brokered deposits, which represented 10.1% of our total deposits at that date (8.90% as of December 31, 2022). As of March 31, 2023, brokered deposits increased $108.3 million, or 17.2%, compared to $629.3 million as of December 31, 2022, mainly due to an increase in brokered time deposits. As of March 31, 2023 and December 31, 2022, brokered deposits included time deposits of $725.0 million and $608.7 million, respectively, and third party interest bearing demand and money market deposits of $12.5 million and $20.5 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.
Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At March 31, 2023 and December 31, 2022, our large fund providers, included 19 and 22 deposit relationships, respectively, with total balances of $1.3 billion and $1.2 billion, respectively. The increase in large fund providers in the three ended months ended March 31, 2023 compared to December 31, 2022 was mainly driven by increased domestic deposit balances from municipalities and domestic businesses during the period. At March 31, 2023 and December 31, 2022, approximately 70% and 60%, respectively, of these deposit balances from large fund providers were insured by the FDIC, as most of these funds are acquired via deposit networks.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands, except percentages)
Less than 3 months	$174,002	17.4%	$140,292	15.1%
3 to 6 months	109,993	11.0%	148,137	16.0%
6 to 12 months	523,972	52.4%	497,436	53.6%
1 to 3 years	182,704	18.3%	135,663	14.6%
Over 3 years	8,805	0.9%	6,889	0.7%
Total	$999,476	100.0%	$928,417	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings at March 31, 2023 and December 31, 2022 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at March 31, 2023 and December 31, 2022.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the three months ended March 31, 2023 and year ended December 31, 2022.

	March 31, 2023	December 31, 2022
(in thousands, except percentages)
Outstanding at period-end	$30,000	$304,821
Average amount	138,288	111,448
Maximum amount outstanding at any month-end	204,863	304,821
Weighted average interest rate:
During period	3.76%	1.98%
End of period	5.07%	3.17%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2023	2022
(in thousands, except percentages and per share data)		(1)
Net income attributable to the Company (1)	$20,186	$15,379
Basic earnings per common share (1)	0.60	0.44
Diluted earnings per common share (1)(2)	0.60	0.44

Average total assets	$9,305,830	$7,706,631
Average stockholders' equity	734,198	798,505
Net income attributable to the Company / Average total assets (ROA) (1)	0.88%	0.81%
Net income attributable to the Company / Average stockholders' equity (ROE) (1)	11.15%	7.81%
Average stockholders' equity / Average total assets ratio	7.89%	10.36%

__________________
(1)Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)In the three months ended March 31, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 18 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023, basic and diluted earnings per share increased compared to same periods one year ago, mainly due to: (i) higher net income earned, and (ii) lower weighted average number of basic and diluted shares primarily as a result of our capital structure optimization efforts.

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
Total stockholders’ equity was $729.1 million as of March 31, 2023, an increase of $23.3 million, or 3.3%, compared to $705.7 million as of December 31, 2022. This increase was primarily driven by: (i) net income of $20.2 million in the first quarter of 2023, and (ii) after-tax net unrealized holding gains of $6.8 million primarily from the change in the market value of debt securities available for sale. These increases were partially offset by: (i) $3.0 million of dividends declared and paid by the Company in the first quarter of 2023, and (ii) an aggregate of $0.6 million of Class A common stock repurchased in the first quarter of 2023, under a stock repurchase program launched in the first quarter of 2023. See more details stock repurchase program launched in the first quarter of 2023 further below.

Non-controlling Interest
The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. Equity attributable to the non-controlling interest was a net loss of $2.3 million as of March 31, 2023, compared to a net loss of $2.1 million as of December 31, 2022. In the three months ended March 31, 2023 and 2022, net loss attributable to the non-controlling interest was approximately $0.2 million and $1.1 million, respectively. See the Form 10-K for details on changes to non-controlling interest in 2022. There were no changes to noncontrolling interest in the first quarter of 2023.
Common Stock Transactions
Class A Common Stock Repurchases and Cancellation of Treasury Shares. On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three months ended March 31, 2023, the Company repurchased an aggregate of 22,403 shares of Class A common stock at a weighted average price of $25.25 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $0.6 million, including transaction costs.
For more information about these repurchase programs, see Note 17 to the Company’s consolidated financial statements on the 2022 Form 10-K.

In the three months ended March 31, 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first quarter of 2023. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock held as treasury stock.
Dividends. On January 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2023 to shareholders of record at the close of business on February 13, 2023. The aggregate amount in connection with this dividend was $3.0 million.

Liquidity Management
We manage our liquidity based on several factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the characteristics and maturities of our assets when compared to the characteristics of our liabilities and other factors.
Liquidity risk management is a relevant element of our asset/liability management. Our contingency funding plan is constantly monitored by our Assets and Liabilities Committee and serves as the basis to identify our liquidity needs. The contingency funding plan models several liquidity stress scenarios to evaluate different potential liquidity outflows or funding gaps resulting from economic disruptions and volatility in the financial markets, among other factors.

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our shot-term and long-term borrowings as well as loan amortizations. The Company’s liquidity position includes cash and cash equivalents of $485.8 million at March 31, 2023, compared to $290.6 million at December 31, 2022.

At March 31, 2023 and December 31, 2022, the Company had $1.1 billion and $906.5 million, respectively, of outstanding advances from the FHLB. At March 31, 2023 and December 31, 2022, we had an additional $1.7 billion, of available borrowing capacity under FHLB facilities. In the three months ended March 31, 2023, the Company repaid $871.7 million in advances from the FHLB, and borrowed $1.0 billion from this source. In the three months ended March 31, 2023, the Company recorded a net gain of $13.2 million on the early repayment of approximately $565 million of advances from the FHLB. In addition, in April 2023, the Company realized a pretax gain of $4.0 million on the early repayment of $175 million in advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.
There were no other borrowings as of March 31, 2023 and December 31, 2022.

We also have available uncommitted federal funds lines with several banks.We had no outstanding uncommitted federal funds lines with banks at March 31, 2023 and December 31, 2022.
Holding and Intermediate Holding Subsidiaries

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. In addition, we issued the Senior Notes in 2020 and Subordinated notes in 2022. Also, as a result of the Amerant Florida Merger in 2022, the Company is now the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents at the Bank of $69.1 million as of March 31, 2023 and $64.9 million as of December 31, 2022, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. See the 2022 Form 10-K for more details on the Amerant Florida Merger.
Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability, and Amerant Florida’s ability, to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in the 2022 Form 10-K. There were no dividends received from the Bank by Amerant Bancorp in the the first quarter of 2023.

Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us and Amerant Florida by the Bank will be sufficient to fund liquidity requirements for at least the next twelve months.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital ratio	$964,805	12.36%	$624,543	8.00%	$780,679	10.00%
Tier 1 capital ratio	849,173	10.88%	468,407	6.00%	624,543	8.00%
Tier 1 leverage ratio	849,173	9.04%	375,822	4.00%	469,778	5.00%
Common Equity Tier 1 (CET1)	788,226	10.10%	351,306	4.50%	507,441	6.50%

December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
Common Equity Tier 1 (CET1)	772,105	10.10%	344,100	4.50%	497,033	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital ratio	$947,198	12.15%	$623,775	8.00%	$779,719	10.00%
Tier 1 capital ratio	860,891	11.04%	467,832	6.00%	623,775	8.00%
Tier 1 leverage ratio	860,891	9.19%	374,716	4.00%	468,395	5.00%
Common Equity Tier 1 (CET1)	860,891	11.04%	350,874	4.50%	506,817	6.50%

December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
Common Equity Tier 1 (CET1)	837,970	10.99%	343,209	4.50%	495,746	6.50%

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, and other borrowing arrangements. Set forth below are significant changes to our existing contractual obligations previously disclosed in the 2022 Form 10-K. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the 2022 Form 10-K.
In the three months ended March 31, 2023 the Company borrowed $1.0 billion in advances from the FHLB and repaid $871.7 million of these borrowings. In the three months ended March 31, 2023, the Company recorded a net gain of $13.2 million on the early repayment of approximately $565 million of advances from the FHLB. In addition, in April 2023, the Company realized a pretax gain of $4.0 million on the early repayment of $175 million in advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.
In the three months ended March 31, 2023, total time deposits increased by $201.1 million, or 11.6%, including increases of $116.3 million in brokered time deposits and $84.8 million in customer time deposits. See “Deposits” for additional information
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the 2022 Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2022.
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

In 2022, the Company adopted ASC Topic 326 on CECL. The Company adopted the CECL guidance as of the beginning of the reporting period of adoption, January 1, 2022, using a modified retrospective approach for all its financial assets measured at amortized cost and off-balance sheet credit exposures. For more details on the adoption of CECL, see the 2022 Form 10-K.

In March 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the recognition and measurement guidance on troubled debt restructurings, or TDR, for creditors, and aligns it with existing guidance to determine whether a loan modification results in a new loan or a continuation of an existing loan. The new guidance also requires enhanced disclosures about certain loan modifications by creditors when a borrower is experiencing financial difficulty. The amended guidance is effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition approach. Early adoption was permitted if an entity had already adopted the guidance on accounting for credit losses on financial instruments (“CECL”). The Company adopted this new guidance as of January 1, 2023, and determined that its adoption had no material impact to the Company’s consolidated financial statements.

In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to nonprepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company adopted this new guidance as of January 1, 2023, and determined that its adoption had no material impact to its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our Board of Directors and monitored by management. See discussions below for material changes in our market risk exposure as compared to those discussed in our 2022 Form 10-K, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	March 31,		December 31,
(in thousands, except percentages)	2023		2022
Change in Interest Rates (Basis points)
Increase of 200	$33,037	9.3%	$27,580	7.9%
Increase of 100	21,239	6.0%	18,320	5.3%
Decrease of 50	(6,477)	(1.8)%	(5,683)	(1.6)%
Decrease of 100	(13,293)	(3.7)%	(11,548)	(3.3)%
Decrease of 200	(33,254)	(9.3)%	(34,279)	(9.8)%
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

Net interest income in the base scenario, increased to approximately $356 million in the three months ended March 31, 2023 compared to $349 million as of December 31, 2022. This increase is mainly due to: (i) higher floating loan rates on existing loans due to higher short term market rates repricing higher through the quarter; and (ii) the growth in the size of the balance sheet as total assets increased $367.5 million, or 4.0%, in the first quarter of 2023 compared to December 31, 2022. These increases were partially offset by higher cost of total deposits.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis
The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	March 31,	December 31,
	2023	2022
Change in Interest Rates (Basis points)
Increase of 200	(4.53)%	(7.97)%
Increase of 100	(1.15)%	(3.06)%
Decrease of 50	(1.60)%	3.08%
Decrease of 100	2.23%	4.11%
Decrease of 200	1.88%	4.95%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of March 31, 2023 and December 31, 2022:

	Change in market value (1)
	March 31	December 31,
(in thousands)	2023	2022
Change in Interest Rates
(Basis points)
Increase of 200	$(90,442)	$(116,288)
Increase of 100	(46,492)	(59,755)
Decrease of 50	23,766	30,527
Decrease of 100	47,430	60,578
Decrease of 200	91,977	115,225
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio increased to 4.9 years at March 31, 2023 and December 31, 2022. Additionally, the floating rate portfolio increased to 14.7% at March 31, 2023 from 13.2% at December 31, 2022.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of March 31, 2023. This information may not be indicative of our interest rate sensitivity position at other points in time.

	March 31, 2023
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years		More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$485,777	$418,031	$—	$—		$—	$67,746
Securities:
Debt available for sale	1,045,883	249,933	265,840	152,320		377,790	—
Debt held to maturity	239,258	—	—	—		239,258	—
Federal Reserve and FHLB stock	62,556	45,920	—	—		—	16,636
Trading securities	—	—	—	—		—	—
Loans held for sale	65,289	65,289	—	—		—	—
Loans held for investment-performing (1)	7,027,564	4,401,390	1,065,461	766,780		793,933	—
Earning Assets	$8,926,327	$5,180,563	$1,331,301	$919,100		$1,410,981	$84,382
Liabilities
Interest bearing demand deposits	2,489,565	2,489,565	—	—	0	—	—
Saving and money market	1,507,195	1,507,195	—	—		—	—
Time deposits	1,929,340	1,357,769	489,886	79,459		2,226	—
FHLB advances	1,052,012	30,000	352,012	670,000		—	—
Senior Notes	59,289	—	59,289	—		—	—
Subordinated Notes	29,326	—	—	—		29,326	—
Junior subordinated debentures	64,178	64,178	—	—		—	—
Interest bearing liabilities	$7,130,905	$5,448,707	$901,187	$749,459		$31,552	$—
Interest rate sensitivity gap		(268,144)	430,114	169,641		1,379,429	84,382
Cumulative interest rate sensitivity gap		(268,144)	161,970	331,611		1,711,040	1,795,422
Earnings assets to interest bearing liabilities (%)		95.1%	147.7%	122.6%		4,471.9%	N/M
__________________
(1)     “Loan portfolio-performing” excludes $22.2 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of our off-balance sheet arrangements as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 19 to our audited consolidated financial statements included in the 2022 Form 10-K.

(in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$1,208,897	$1,165,701
Letters of credit	30,571	20,726
	$1,239,468	$1,186,427

ITEM 4. CONTROLS AND PROCEDURES
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
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, due to the material weakness in the Company's internal control over financial reporting that was described in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2022, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.

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

Remediation

As previously indicated in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2022, we developed a remediation plan to address the material weaknesses in our internal controls over financial reporting. Such weaknesses will not be considered fully remediated until the applicable controls have been fully designed, documented, implemented and operate for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. While we intend to complete the remediation of the material weakness in 2023, there can be no assurance that we will be able to successfully complete the remediation within the contemplated timeline.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, in the ordinary course of business, engaged in litigation, and we have a small number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, we believe that potential liabilities relating to pending matters are not likely to be material to our financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K. Set forth below are material changes to our existing risk factors previously disclosed in the 2022 Form 10-K. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of March 31, 2023, approximately $2.7 billion, or 38.6%, and $1.5 billion, or 21.0%, of our loan portfolio was comprised of CRE loans and commercial loans, respectively. These loans are larger and involve greater risk than other types of loans. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market and the general economy and the collateral securing these loans may not be sufficient to repay the loan in the event of default. Consequently, downturns in the real estate market and challenging business and economic conditions increase the risk related to commercial loans, including CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In some cases, the repossession of collateral may not be possible or may be delayed which could negatively impact the value we may realize from that collateral to repay the loan. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower, and regular monitoring. However, these procedures cannot entirely eliminate the risk of loss associated with commercial lending. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Also, since its inception, the COVID-19 pandemic has affected the markets where we operate, in particular, in the metropolitan New York area, where we no longer generate loans but still had loans held for investment as of March 31, 2023 totaling $310 million, commercial real estate properties, including retail and office properties, have been and may continue to be negatively impacted by the pandemic and its consequences. If a decline in economic conditions, natural disasters affecting business development or other issues cause difficulties for our borrowers of these types of loans, if we fail to assess the credit of these loans accurately when underwriting them or if we fail to adequately continue to monitor the performance of these loans, our loan portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.

A decrease in residential real estate market prices or lower levels of home sales, could result in lower single family home values, adversely affecting the value of collateral securing residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. A decline in real estate prices increases delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. A substantial portion of our single family loans consist of jumbo loans, and the secondary market for jumbo mortgages has historically been less liquid compared to conforming loans. In addition, significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans, which could impact the amount of loans that we sell in the secondary market. Deteriorating trends could occur, including declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses, increases in interest rates or other factors. These could adversely impact borrowers and result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses on these loans is insufficient to cover such losses, our future earnings, capital and liquidity could be adversely affected.

Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty. Any such losses could have a material adverse effect on our financial condition and results of operations. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and other securities. Further, potential action by governments and regulatory bodies in response to financial crises affecting the global and U.S. banking systems and financial markets, such as nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ creditworthiness, could adversely affect the value and/or liquidity of these instruments, securities, transactions and investments or limit our ability to trade with them. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition. The recent events resulting in the failure of four banks in the U.S. may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business.

Material and negative developments adversely impacting the financial services industry at large and causing volatility in financial markets and the economy may have materially adverse effects on our liquidity, business, financial condition and results of operations.

The actual occurrence or widespread concerns regarding the potential occurrence of illiquidity, operational failures, defaults, non-performance or other material and adverse developments that impact financial institutions and transactional counterparties, or other entities within the financial services industry at large, have previously caused, and could continue to cause, market-wide liquidity issues, bank-runs and general contagion across the global and U.S. financial services industry. For example, in March and April 2023, bank runs precipitated the failure of four banks in the U.S. causing a state of volatility in the capital and credit markets and uncertainty regarding the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. This volatility has particularly impacted the price of securities issued by financial institutions, including ours. While the U.S. Department of the Treasury, the Federal Reserve Board and the FDIC acted promptly and collectively agreed to guarantee all deposits over the limit on insured deposits of $250,000 at three of these failed financial institutions, and the FDIC secured an agreement with a large financial institution for that institution to assume all of the deposits and substantially all of the assets of another failed institution, there can be no assurance that there will not be additional bank failures or issues in the broader financial system. Similarly, there can be no assurance that these U.S. government entities will act in a similar fashion in the event of the future closure or failure of any other banks or financial institutions. The cost of resolving the recent bank failures may prompt the FDIC to charge higher premiums above the current levels or to issue additional special assessments.

Adverse financial market and economic conditions may continue to exert downward pressure on the prices of stock and other securities and negatively impact credit availability for certain issuers, including us, without regard to their underlying financial strength. Additionally, these developments have negatively impacted customer confidence in the safety and soundness of banks. As a result, customers may choose to maintain deposits with large financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital and results of operations. If the current levels of financial market and economic disruption, volatility and decreased levels of customer confidence continue or worsen, there can be no assurance that we will not experience adverse effects, which may materially impact our liquidity, business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
January 1 - January 31	—	$—	—	$25,000,000
February 1 - February 28	—	—	—	25,000,000
March 1 - March 31	22,403	25.25	22,403	24,434,398
Total	22,403	$25.25	22,403	$24,434,398
________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three months ended March 31, 2023, the Company repurchased an aggregate of 22,403 shares of Class A common stock at a weighted average price of $25.25 per share, under the 2023 Class A Common Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 14, 2023).
10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 14, 2023).
10.3	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 14, 2023).
10.4	Separation Agreement and General Release dated March 8, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2023).
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer. *
32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer. *

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

AMERANT BANCORP INC. (Registrant)

Date:	May 2, 2023	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2023	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Senior Executive Vice-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)