Form 10-Q
period 2023-06-30
Amerant Bancorp Inc.
filed 2023-07-31
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2023
Class A Common Stock, $0.10 par value per share	33,696,505 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2023

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$45,184	$19,486
Interest earning deposits with banks	365,673	228,955
Restricted cash	34,204	42,160
Cash and cash equivalents	445,061	290,601
Securities
Debt securities available for sale, at fair value	1,027,676	1,057,621
Debt securities held to maturity, at amortized cost (estimated fair value of $209,546 and $217,609 at June 30, 2023 and December 31, 2022, respectively)	234,369	242,101
Trading securities	298	—
Equity securities with readily determinable fair value not held for trading	2,500	11,383
Federal Reserve Bank and Federal Home Loan Bank stock	50,460	55,575
Securities	1,315,303	1,366,680
Mortgage loans held for sale, at fair value	49,942	62,438
Loans held for investment, gross	7,167,016	6,857,194
Less: Allowance for credit losses	105,956	83,500
Loans held for investment, net	7,061,060	6,773,694
Bank owned life insurance	231,253	228,412
Premises and equipment, net	43,714	41,772
Deferred tax assets, net	56,779	48,703
Operating lease right-of-use assets	116,161	139,987
Goodwill	20,525	19,506
Accrued interest receivable and other assets	179,728	156,011
Total assets	$9,519,526	$9,127,804
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,293,522	$1,367,664
Interest bearing	2,773,120	2,300,469
Savings and money market	1,431,375	1,647,811
Time	2,081,554	1,728,255
Total deposits	7,579,571	7,044,199
Advances from the Federal Home Loan Bank	770,000	906,486
Senior notes	59,368	59,210
Subordinated notes	29,369	29,284
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	119,921	140,147
Accounts payable, accrued liabilities and other liabilities	176,163	178,574
Total liabilities	8,798,570	8,422,078
Contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,736,159 shares issued and outstanding at June 30, 2023 (33,815,161 shares issued and outstanding at December 31, 2022)	3,374	3,382
Additional paid in capital	195,275	194,694
Retained earnings	611,829	590,375
Accumulated other comprehensive loss	(86,926)	(80,635)
Total stockholders' equity before noncontrolling interest	723,552	707,816
Noncontrolling interest	(2,596)	(2,090)
Total stockholders' equity	720,956	705,726
Total liabilities and stockholders' equity	$9,519,526	$9,127,804
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income
Loans	$119,570	$61,514	$228,071	$117,852
Investment securities	13,233	9,135	26,532	17,763
Interest earning deposits with banks	5,694	518	9,024	650
Total interest income	138,497	71,167	263,627	136,265

Interest expense
Interest bearing demand deposits	16,678	1,034	29,533	1,324
Savings and money market deposits	9,437	1,365	17,364	2,110
Time deposits	18,528	4,503	31,362	8,784
Advances from the Federal Home Loan Bank	7,621	3,341	14,384	5,822
Senior notes	941	942	1,883	1,884
Subordinated notes	362	361	723	449
Junior subordinated debentures	1,052	676	2,167	1,302
Securities sold under agreements to repurchase	1	—	1	—
Total interest expense	54,620	12,222	97,417	21,675
Net interest income	83,877	58,945	166,210	114,590
Provision for (reversal of) credit losses	29,077	(951)	40,777	(10,226)
Net interest income after provision for (reversal of) credit losses	54,800	59,896	125,433	124,816

Noninterest income
Deposits and service fees	4,944	4,577	9,899	9,197
Brokerage, advisory and fiduciary activities	4,256	4,439	8,438	9,035
Change in cash surrender value of bank owned life insurance	1,429	1,334	2,841	2,676
Cards and trade finance servicing fees	562	508	1,095	1,098
Loan-level derivative income	476	1,009	2,547	4,161
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	13,440	2	26,613	(712)
Derivative gains (losses), net	242	855	256	(490)
Securities losses, net	(1,237)	(2,602)	(10,968)	(1,833)
Other noninterest income	2,507	2,809	5,241	3,824
Total noninterest income	26,619	12,931	45,962	26,956

Noninterest expense
Salaries and employee benefits	34,247	30,212	69,123	60,615
Professional and other services fees	7,415	4,734	15,043	10,873
Occupancy and equipment	6,737	7,760	13,535	14,485
Telecommunication and data processing	5,027	3,214	8,091	7,252
Advertising expenses	4,332	3,253	6,918	6,225
FDIC assessments and insurance	2,739	1,526	5,476	2,922
Other real estate owned and repossessed assets expense, net	2,431	3,174	2,431	3,174
Depreciation and amortization	2,275	1,294	3,567	2,446
Contract termination costs	1,550	2,802	1,550	6,814
Loan-level derivative expense	110	2,012	1,710	3,055
Loans held for sale valuation expense (reversal)	—	(300)	—	159
Other operating expenses	5,637	2,560	9,789	5,039
Total noninterest expenses	72,500	62,241	137,233	123,059
Income before income tax expense	8,919	10,586	34,162	28,713
Income tax expense	(1,873)	(2,234)	(7,174)	(6,058)
Net income before attribution of noncontrolling interest	7,046	8,352	26,988	22,655
Noncontrolling interest	(262)	(72)	(506)	(1,148)
Net income attributable to Amerant Bancorp Inc.	$7,308	$8,424	$27,494	$23,803
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022

Other comprehensive loss, net of tax
Net unrealized holding losses on debt securities available for sale arising during the period	$(13,487)	$(26,442)	$(7,370)	$(66,079)
Net unrealized holding gains on cash flow hedges arising during the period	276	54	88	178
Reclassification adjustment for items included in net income	604	(147)	991	(275)
Other comprehensive loss	(12,607)	(26,535)	(6,291)	(66,176)
Comprehensive (loss) income	$(5,299)	$(18,111)	$21,203	$(42,373)

Earnings Per Share (Note 18):
Basic earnings per common share	$0.22	$0.25	$0.82	$0.70
Diluted earnings per common share	$0.22	$0.25	$0.81	$0.69

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2023

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2022	33,815,161	$3,382	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(22,403)	—	—	(566)	—	—	(566)	—	(566)
Treasury stock retired	—	(2)	(564)	566	—	—	—	—	—
Restricted stock issued	10,440	1	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(44,896)	(4)	(1,166)	—	—	—	(1,170)	—	(1,170)
Restricted stock forfeited	(1,394)	—	—	—	—	—	—	—	—
Performance stock units vested	10,621	1	(1)	—	—	—	—	—	—
Restricted stock units vested	46,731	5	(5)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,825	—	—	—	1,825	—	1,825
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	20,186	—	20,186	—	20,186
Dividends paid	—	—	—	—	(3,017)	—	(3,017)	—	(3,017)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(244)	(244)
Other comprehensive income	—	—	—	—	—	6,316	6,316	—	6,316
Balance at March 31, 2023	33,814,260	$3,383	$194,782	$—	$607,544	$(74,319)	$731,390	$(2,334)	$729,056
Repurchase of Class A common stock	(95,262)	—	—	(1,659)	—	—	(1,659)	—	(1,659)
Treasury stock retired	—	(10)	(1,649)	1,659	—	—	—	—	—
Restricted stock and restricted stock units surrendered	(4,414)	(1)	(198)	—	—	—	(199)	—	(199)
Stock issued for employee stock purchase plan	30,557	3	683	—	—	—	686	—	686
Restricted stock forfeited	(26,432)	(3)	3	—	—	—	—	—	—
Restricted stock units vested	17,450	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,656	—	—	—	1,656	—	1,656
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	7,308	—	7,308	—	7,308
Dividends paid	—	—	—	—	(3,023)	—	(3,023)	—	(3,023)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(262)	(262)
Other comprehensive loss	—	—	—	—	—	(12,607)	(12,607)	—	(12,607)
Balance at June 30, 2023	33,736,159	$3,374	$195,275	$—	$611,829	$(86,926)	$723,552	$(2,596)	$720,956

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2022

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	—	(13,872)	—	(13,872)	—	(13,872)
Repurchase of Class A common stock	(1,643,480)	—	—	(54,820)	—	—	(54,820)	—	(54,820)
Treasury stock retired	—	(165)	(54,655)	54,820	—	—	—	—	—
Restricted stock issued	104,762	10	(10)	—	—	—	—	—	—
Restricted stock surrendered	(15,174)	(2)	(994)	—	—	—	(996)	—	(996)
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—	—
Restricted stock units vested	22,394	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,260	—	—	—	1,260	—	1,260
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	15,379	—	15,379	—	15,379
Dividends paid	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,076)	(1,076)
Other comprehensive loss	—	—	—	—	—	(39,641)	(39,641)	—	(39,641)
Balance at March 31, 2022	34,350,822	$3,434	$208,109	$—	$551,520	$(24,424)	$738,639	$(3,686)	$734,953
Repurchase of Class A common stock	(611,525)	—	—	(17,240)	—	—	(17,240)	—	(17,240)
Treasury stock retired	—	(61)	(17,179)	17,240	—	—	—	—	—
Restricted stock issued	37,938	4	(4)	—	—	—	—	—	—
Restricted stock forfeited	(28,586)	(3)	3	—	—	—	—	—	—
Restricted stock units vested	10,955	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,276	—	—	—	1,276	—	1,276
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	8,424	—	8,424	—	8,424
Dividends paid	—	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Transfer of subsidiary shares from noncontrolling interest	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(72)	(72)
Other comprehensive loss	—	—	—	—	—	(26,535)	(26,535)	—	(26,535)
Balance at June 30, 2022	33,759,604	$3,375	$190,337	$—	$556,895	$(50,959)	$699,648	$(1,891)	$697,757

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$26,988	$22,655
Adjustments to reconcile net income to net cash used in operating activities
Provision for (reversal of) credit losses	40,777	(10,226)
Net premium amortization on securities	2,440	4,587
Depreciation and amortization	3,567	2,446
Stock-based compensation expense	3,481	2,536
Change in cash surrender value of bank owned life insurance	(2,841)	(2,676)
Securities losses, net	10,968	1,833
Derivative (gains) losses, net	(256)	490
(Gains) losses on sale of loans, net	(2,509)	302
Loss on sale of other repossessed assets	2,649	—
Impairment on investment carried at cost	1,963	—
Deferred taxes and others	(3,309)	4,784
(Gain) Loss on early extinguishment of advances from the FHLB, net	(26,613)	712
Proceeds from sales and repayments of loans held for sale (at fair value)	128,478	74,999
Originations and purchases of loans held for sale (at fair value)	(189,943)	(130,748)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(8,025)	(14,117)
Accounts payable, accrued liabilities and other liabilities	4,346	(6,321)
Net cash used in operating activities	(7,839)	(48,744)

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(36,658)	(169,383)
Held to maturity securities	—	(129,996)
Equity securities with readily determinable fair value not held for trading	(2,500)	(12,656)
Federal Home Loan Bank stock	(38,660)	(15,199)
	(77,818)	(327,234)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	46,093	127,125
Held to maturity	7,373	9,200
Federal Home Loan Bank stock	43,775	14,507
Equity securities with readily determinable fair value not held for trading	11,168	252
	108,409	151,084
Net increase in loans	(291,759)	(302,056)
Proceeds from loan sales	14,462	70,132
Cash paid in business acquisition	(1,970)	—
Net purchases of premises and equipment and others	(7,247)	(4,493)
Proceeds from sale of repossessed assets	2,464	—
Net cash used in investing activities	(253,459)	(412,567)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	182,073	655,414
Net increase (decrease) in time deposits	353,299	(83,431)
Proceeds from Advances from the Federal Home Loan Bank	1,130,000	580,000
Repayments of Advances from the Federal Home Loan Bank	(1,240,448)	(560,712)
Proceeds from issuance of subordinated notes, net of issuance costs	—	29,146
Repurchase of common stock - Class A	(2,225)	(72,060)
Dividend paid	(6,040)	(6,203)
Disbursements arising from stock-based compensation, net	(901)	(996)
Net cash provided by financing activities	415,758	541,158
Net increase in cash and cash equivalents and restricted cash	154,460	79,847

Cash, cash equivalents and restricted cash
Beginning of period	290,601	274,208
End of period	$445,061	$354,055
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid:
Interest	$90,207	$19,461
Income taxes	13,874	19,614
Right-of-use assets obtained in exchange for new lease obligations	6,233	4,480
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	77,702	16,056
Loans transferred to other assets	26,534	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has three main operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a majority-owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company (the “Cayman Bank”).

The Company’s Class A common stock, par value $0.10 per common share, is listed and traded on the Nasdaq Global Select Market under the symbol “AMTB”.

Restructuring costs
The Company continues to work at optimizing its operating structure to best support its business activities. In the three and six month periods ended June 30, 2023, the Company recorded estimated contract termination and related costs of approximately $1.6 million in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021 ($2.8 million and $6.8 million in the three and six month periods ended June 30, 2022, respectively). The Company currently does not expect to incur additional significant contract termination costs in connection with the implementation of this agreement.
During the three and six month periods ended June 30, 2023, the Company recorded severance costs of approximately $2.2 million and $2.4 million, respectively, consulting and other professional fees of $2.1 million and $4.8 million, respectively, and branch closure expenses and related charges of $1.6 million and $2.0 million, respectively. In addition, in each of the three and six month periods ended June 30, 2023, the Company recorded a charge of $1.4 million related to the disposition of fixed assets due to the write off of in-development software.
During the three and six month periods ended June 30, 2022, the Company recorded severance costs of approximately $0.7 million and $1.4 million, respectively, and consulting and other professional fees of $0.1 million and $1.3 million, respectively. In addition, in each of the three and six month periods ended June 30, 2022, the Company recorded a lease impairment charge of $1.6 million mainly related to the closing of a branch in Pembroke Pines, Florida in 2022.
Severance costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive (loss) income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Stock Repurchase Programs
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three and six month periods ended June 30, 2023, the Company repurchased an aggregate of 95,262 shares of Class A common stock at a weighted average price of $17.42 per share, and 117,665 shares of Class A common stock at a weighted average price of $18.91 per share, respectively, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $1.7 million and $2.2 million in the three and six month periods ended June 30, 2023, respectively, including transaction costs.
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
On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “2022 Common Stock Repurchase Program”). In the three and six month periods ended June 30, 2022, the Company repurchased an aggregate of 611,525 shares of Class A common stock at a weighted average price of $28.19 per share, and 1,602,887 shares of Class A common stock at a weighted average price of $31.14, respectively, under the 2022 Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $17.2 million and $49.9 million in the three and six months ended June 30, 2023, respectively, including transaction costs. On May 19, 2022, the Company announced the completion of the 2022 Common Stock Repurchase Program.
In the six months ended June 30, 2023 and 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of June 30, 2023 and 2022, there were no shares of Class A common stock held as treasury stock.
For more information about repurchase programs, see Note 17 to the Company’s consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), on March 1, 2023 (the “2022 Form 10-K”).
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan (“ESPP”). The number of shares of Class A common stock issued in the three and six months ended June 30, 2023 under the ESPP was 30,557. In the three and six months ended June 30, 2023, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively, in connection with the ESPP. See the 2022 Form 10-K for more details on the ESPP.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Dividends
Set forth below are the details of dividends declared and paid by the Company in the three and six month periods ended June 30, 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
04/13/2022	05/13/2022	05/31/2022	$0.09	$3.0 million
01/19/2022	02/11/2022	02/28/2022	$0.09	$3.2 million
On July 19, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on August 31, 2023, to shareholders of record on August 15, 2023.
Business Acquisition
On January 13, 2023 (the “Acquisition Date”), Amerant Mortgage completed the acquisition of certain assets and the assumption of certain liabilities of F&B Acquisition Group LLC (“F&B”), including access to an assembled workforce and other identifiable intangibles which collectively constitute a business (the “F&B Acquisition.”) The F&B Acquisition was recorded as a business acquisition using the acquisition method of accounting. The initial purchase price of approximately $2.0 million was paid in cash and included the fair value of certain loans held for sale of $1.0 million. The initial purchase price excludes any contingent consideration. The Company recorded preliminary goodwill of $1.0 million, which represents the excess of the initial purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. As of June 30, 2023, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the F&B Acquisition, including any identifiable intangible assets and any contingent consideration. Any adjustment to the assets purchased and liabilities assumed with the F&B Acquisition, including adjustments from any identifiable intangible asset and contingent consideration, will result in an adjustment of goodwill. The final allocation of purchase price is expected to be finalized by December 31, 2023.
Impairment on Investments Carried At Cost
In the three and six months ended June 30, 2023, the Company recorded an impairment charge of $2.0 million related to an investment carried at cost and included in other assets in the consolidated balance sheets. See the 2022 Form 10-K for more details on our investments carried at cost.

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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: (i) the determination of the allowance for credit losses; (ii) the fair values of securities, the value assigned to goodwill during periodic goodwill impairment tests, and the fair value of other real estate owned (“OREO”); (iii) the cash surrender value of bank owned life insurance; and (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
Reclassifications
In the three and six month periods ended June 30, 2023, loan-level derivative expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Previously, these expenses were presented as a component of professional and other services fees in the Company’s consolidated statement of operations and comprehensive (loss) income.
In the three and six months ended June 30, 2023, other real estate owned (“OREO”) and repossessed assets, net expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

c) Recently Issued Accounting Pronouncements
Issued and Adopted
Guidance on Troubled Debt Restructurings
In March 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the recognition and measurement guidance on troubled debt restructurings, or TDR, for creditors, and aligns it with existing guidance to determine whether a loan modification results in a new loan or a continuation of an existing loan. The guidance also requires enhanced disclosures about certain loan modifications by creditors when a borrower is experiencing financial difficulty. The amended guidance is effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition approach. Early adoption was permitted if an entity had already adopted the guidance on accounting for credit losses on financial instruments (“CECL”). The Company adopted this guidance on TDR as of January 1, 2023, and determined that its adoption had no material impact to the Company’s consolidated financial statements.
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
The following table reflects the impact of adopting CECL on the allowance for credit losses (“ACL”) and other line items on the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2022:
Consolidated Balance Sheets

	As of June 30, 2022
(in thousands)	As Reported	As Recast (1)	Changes
Assets
Allowance for credit losses	$52,027	$70,475	$18,448
Deferred tax assets, net	33,265	38,009	4,744
Liabilities
Accounts payable, accrued liabilities and other liabilities	116,177	116,166	(11)
Stockholders’ Equity
Retained earnings	570,588	556,895	(13,693)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Consolidated Statements of Operations

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in thousands, except per share amounts)	As Reported	As Recast (1)	Changes	As Reported	As Recast (1)	Changes
Total interest income	$71,167	$71,167	$—	$136,265	$136,265	$—
Total interest expense	12,222	12,222	—	21,675	21,675	—
Net interest income	58,945	58,945	—	114,590	114,590	—
Reversal of credit losses	—	(951)	(951)	(10,000)	(10,226)	(226)
Net interest income after reversal of credit losses	58,945	59,896	951	124,590	124,816	226
Total noninterest income	12,931	12,931	—	26,956	26,956	—
Total noninterest expense	62,241	62,241	—	123,059	123,059	—
Income before income taxes	9,635	10,586	951	28,487	28,713	226
Income tax expense	(2,033)	(2,234)	(201)	(6,011)	(6,058)	(47)
Net income before attribution of noncontrolling interest	7,602	8,352	750	22,476	22,655	179
Noncontrolling interest	(72)	(72)	—	(1,148)	(1,148)	—
Net income attributable to Amerant Bancorp Inc.	$7,674	$8,424	$750	$23,624	$23,803	$179
Basic earnings per common share	$0.23	$0.25	$0.02	$0.69	$0.70	$0.01
Diluted earnings per common share	$0.23	$0.25	$0.02	$0.68	$0.69	$0.01
Cash dividends declared per common share	$0.09	$0.09	$—	$0.18	$0.18	$—
__________________
(1)Quarterly amounts previously reported on our quarterly reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 do not reflect the adoption of CECL. In the fourth quarter of 2022, the Company recorded a provision for credit losses totaling $20.9 million, including $11.1 million related to the retroactive effect of adopting CECL for all previous quarterly periods in the year ended December 31, 2022, including loan growth and changes to macro-economic conditions during the period. Quarterly amounts included in the 2022 Form 10-K and in this Form 10-Q reflect the impacts of the adoption of CECL on each interim period of 2022. See the 2022 Form 10-K for more details on the adoption of CECL.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Guidance on Fair Value Hedges
In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to non-prepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company adopted this guidance as of January 1, 2023, and determined that its adoption had no material impact to its consolidated financial statements.
Issued and Not Yet Adopted
For a complete summary of recently issued accounting guidance that has not yet been adopted, see Note 1 to the Company’s audited consolidated financial statements in the 2022 Form 10-K.

d) Subsequent Events
The effects of other significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

2. Interest Earning Deposits with Banks and Restricted Cash
At June 30, 2023 and December 31, 2022, interest-earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $366 million and $229 million, respectively. At June 30, 2023 and December 31, 2022, the average interest rate on these deposits was approximately 5.33% and 1.79%, respectively. These deposits have no stated maturity dates.

At June 30, 2023 and December 31, 2022, the Company had restricted cash balances of $34.2 million and $42.2 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Company, to repay according to margin requirements. At June 30, 2023 and December 31, 2022, this obligation was $33.6 million and $41.6 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances of $0.6 million pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$457,651	$549	$(43,275)	$—	$414,925
Corporate debt securities (2)	285,521	17	(34,170)	—	251,368
U.S. government agency debt securities (1) (2)	378,539	27	(42,538)	—	336,028
Collateralized loan obligations	5,000	—	(150)	—	4,850
Municipal bonds (1)	1,732	—	(59)	—	1,673
U.S. treasury securities	18,860	1	(29)	—	18,832
Total debt securities available for sale (3)	$1,147,303	$594	$(120,221)	$—	$1,027,676
__________________
(1)Includes residential mortgage-backed securities. As of June 30, 2023, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $733.0 million and fair value of $656.8 million.
(2)Includes commercial mortgage-backed securities. As of June 30, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $88.0 million and fair value of $77.8 million.
(3)Excludes accrued interest receivable of $5.5 million as of June 30, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and six month periods ended June 30, 2023.

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
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $9.9 million and $9.7 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the three and six month periods ended June 30, 2023 and 2022, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sales, redemptions and calls of debt securities available for sale	$765	$145	$1,240	$14,158

Gross realized gains	$—	$—	$—	$49
Gross realized losses	(1,235)	—	(10,760)	—
Realized (loss) gain, net	$(1,235)	$—	$(10,760)	$49

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	112	$109,915	$(6,217)	244	$259,471	$(37,058)	$369,386	$(43,275)
Corporate debt securities	13	46,549	(3,374)	46	200,796	(30,796)	247,345	(34,170)
U.S. government agency debt securities	65	34,035	(401)	139	300,883	(42,137)	334,918	(42,538)
Municipal bonds	1	733	(26)	2	940	(33)	1,673	(59)
U.S. treasury securities	2	3,924	(29)	—	—	—	3,924	(29)
Collateralized loan obligations	—	—	—	1	4,850	(150)	4,850	(150)
	193	$195,156	$(10,047)	432	$766,940	$(110,174)	$962,096	$(120,221)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	250	$292,595	$(22,315)	108	$96,986	$(21,351)	$389,581	$(43,666)
Corporate debt securities	50	203,516	(13,374)	14	72,190	(12,825)	275,706	(26,199)
U.S. government agency debt securities	92	88,056	(4,976)	104	240,668	(37,838)	328,724	(42,814)
Municipal bonds	3	1,656	(75)	—	—	—	1,656	(75)
U.S. treasury securities	1	1,996	(1)	—	—	—	1,996	(1)
Collateralized Loan Obligations	1	4,774	(226)	—	—	—	4,774	(226)
	397	$592,593	$(40,967)	226	$409,844	$(72,014)	$1,002,437	$(112,981)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At June 30, 2023 and December 31, 2022, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of June 30, 2023 and December 31, 2022.

Corporate Debt Securities

Investments in corporate debt securities available for sale in an unrealized loss position as of June 30, 2023 include: (i) securities considered “investment-grade-quality,” primarily issued by financial institutions, with a fair value of $227.4 million ($258.8 million at December 31, 2022) and total unrealized losses of $27.1 million at that date ($24.1 million at December 31, 2022), and (ii) securities considered “non-investment-grade-quality,” primarily issued by financial institutions and companies in the technology industry, with a fair value of $19.9 million ($16.9 million at December 31, 2022) and total unrealized losses of $7.1 million at that date ($2.1 million at December 31, 2022).

As of June 30, 2023 and December 31, 2022 , our corporate debt securities available for sale issued by financial institutions were primarily “investment-grade-quality”, and had a fair value of $179.9 million and $206.3 million, respectively, and net unrealized losses of $25.3 million and $16.6 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less than one than year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2023.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company had proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of comprehensive (loss) income for the three and six months ended June 30, 2023.

The Company does not intend to sell its investments in corporate debt securities available for sale and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of June 30, 2023 and December 31, 2022.

Debt securities held to maturity

Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$66,173	$75	$(7,756)	$58,492	$—
U.S. government sponsored enterprise debt securities(1) (2)	168,196	—	(17,142)	151,054	—
Total debt securities held to maturity (3)	$234,369	$75	$(24,898)	$209,546	$—
__________________
(1)Includes residential mortgage-backed securities. As of June 30, 2023, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $206.6 million and fair value of $183.6 million.
(2)Includes commercial mortgage-backed securities. As of June 30, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $27.8 million and fair value of $25.9 million.
(3)Excludes accrued interest receivable of $0.7 million as of June 30, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and six month periods ended June 30, 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$68,556	$109	$(7,778)	$60,887	$—
U.S. government sponsored enterprise debt securities (1) (2)	173,545	—	(16,823)	156,722	—
Total debt securities held to maturity (3)	$242,101	$109	$(24,601)	$217,609	$—

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
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

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$48,459	$(7,756)	$48,459	$(7,756)
U.S. government sponsored enterprise debt securities	11	77,045	(4,908)	23	74,009	(12,234)	151,054	(17,142)
	11	$77,045	$(4,908)	35	$122,468	$(19,990)	$199,513	$(24,898)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$50,755	$(7,778)	$50,755	$(7,778)
U.S. government sponsored enterprise debt securities	31	142,033	(9,085)	3	14,689	(7,738)	156,722	(16,823)
	31	$142,033	$(9,085)	15	$65,444	$(15,516)	$207,477	$(24,601)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Beginning January 1, 2022, the Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company believes there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of June 30, 2023 and December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2023 and December 31, 2022, all debt securities held to maturity held by the Company were rated investment grade or higher.
Contractual maturities
Contractual maturities of debt securities at June 30, 2023 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$16,921	$16,914	$—	$—
After 1 year through 5 years	122,913	116,151	6,562	3,806
After 5 years through 10 years	225,507	196,185	12,916	12,206
After 10 years	781,962	698,426	214,891	193,534
	$1,147,303	$1,027,676	$234,369	$209,546
b) Equity securities with readily available fair value not held for trading
As of June 30, 2023, the Company had an equity security with readily available fair value not held for trading with an original cost and fair value of $2.5 million which was purchased in the second quarter of 2023. As of December 31, 2022, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million, and fair value of $11.4 million, respectively. These equity securities have no stated maturities. The Company recognized net unrealized losses of $2.6 million and $1.9 million in the three and six month periods ended June 30, 2022, respectively, related to the change in market value of these equity securities. There were no significant unrealized gains and losses related to the change in market value of these equity securities in the three and six months periods ended June 30, 2023. In the three months ended March 31, 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged

As of June 30, 2023 and December 31, 2022, the Company had $181.9 million and $314.5 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	June 30, 2023	December 31, 2022
Real estate loans
Commercial real estate
Non-owner occupied	$1,645,224	$1,615,716
Multi-family residential	764,712	820,023
Land development and construction loans	314,010	273,174
	2,723,946	2,708,913
Single-family residential	1,285,857	1,102,845
Owner occupied	1,063,240	1,046,450
	5,073,043	4,858,208
Commercial loans (1)	1,577,209	1,381,234
Loans to financial institutions and acceptances	13,332	13,292
Consumer loans and overdrafts	503,432	604,460
Total loans held for investment, gross (2)	$7,167,016	$6,857,194
_________________
(1)At June 30, 2023 and December 31, 2022, includes equipment loans and leases totaling $47.7 million and $45.3 million, respectively.
(2)Excludes accrued interest receivable.

At June 30, 2023 and December 31, 2022, loans with outstanding principal balances of $1.9 billion and $1.2 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $403 million and $367 million at June 30, 2023 and December 31, 2022, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $312.3 million and $433.3 million at June 30, 2023 and December 31, 2022, respectively.

International loans included above were $87.6 million and $99.2 million at June 30, 2023 and December 31, 2022, respectively, mainly single-family residential loans. These loans are net of collateral of cash, cash equivalents or other financial instruments totaling $6.6 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively.
In the three and six month periods ended June 30, 2023, the Company purchased $6.2 million and $7.1 million, respectively, in single-family residential loans. There were no significant purchases of single-family residential loans in the three and six month periods ended June 30, 2022. In the three and six month periods ended June 30, 2022, the Company purchased $130 million and $254 million, respectively, in indirect consumer loans. There were no purchases of indirect consumer loans in the three and six month periods ended June 30, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of June 30, 2023 and December 31, 2022, are summarized in the following tables:

	June 30, 2023
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,645,224	$1,643,403	$—	$1,821	$—	$1,821
Multi-family residential	764,712	740,169	24,543	—	—	24,543
Land development and construction loans	314,010	307,513	6,497	—	—	6,497
	2,723,946	2,691,085	31,040	1,821	—	32,861
Single-family residential	1,285,857	1,283,089	—	2,210	558	2,768
Owner occupied	1,063,240	1,057,795	665	—	4,780	5,445
	5,073,043	5,031,969	31,705	4,031	5,338	41,074
Commercial loans	1,577,209	1,564,989	1,178	394	10,648	12,220
Loans to financial institutions and acceptances	13,332	13,332	—	—	—	—
Consumer loans and overdrafts	503,432	497,948	2,854	2,552	78	5,484
	$7,167,016	$7,108,238	$35,737	$6,977	$16,064	$58,778

	December 31, 2022
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,615,716	$1,615,716	$—	$—	$—	$—
Multi-family residential	820,023	818,394	1,387	242	—	1,629
Land development and construction loans	273,174	273,174	—	—	—	—
	2,708,913	2,707,284	1,387	242	—	1,629
Single-family residential	1,102,845	1,098,310	3,140	150	1,245	4,535
Owner occupied	1,046,450	1,039,928	172	6,014	336	6,522
	4,858,208	4,845,522	4,699	6,406	1,581	12,686
Commercial loans	1,381,234	1,373,042	1,523	475	6,194	8,192
Loans to financial institutions and acceptances	13,292	13,292	—	—	—	—
Consumer loans and overdrafts	604,460	601,921	2,439	62	38	2,539
	$6,857,194	$6,833,777	$8,661	$6,943	$7,813	$23,417

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$1,696	$1,696	$—
Multi-family residential	—	24,306	$24,306	—
	—	26,002	26,002	—
Single-family residential	849	832	$1,681	302
Owner occupied	6,688	202	6,890	—
	7,537	27,036	$34,573	302
Commercial loans	407	11,834	$12,241	—
Consumer loans and overdrafts	1	—	1	78
Total	$7,945	$38,870	$46,815	$380

	As of December 31, 2022
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$20,057	$—	$20,057	$—
Multi-family residential	—	—	—	—
	20,057	—	20,057	—
Single-family residential	—	1,526	1,526	253
Owner occupied	5,936	334	6,270	—
	25,993	1,860	27,853	253
Commercial loans	482	8,789	9,271	183
Consumer loans and overdrafts	—	4	4	35
Total	$26,475	$10,653	$37,128	$471
The Company did not recognize any interest income on nonaccrual loans during the three and six month periods ended June 30, 2023 and 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	June 30, 2023	December 31, 2022
Loans held for sale at fair value
Land development and construction loans (1)	$3,726	$9,424
Single-family residential (2)	46,216	53,014
Total loans held for sale at fair value (3)(4)(5)	$49,942	$65,289
_______________
(1)In the six months ended June 30, 2023, the Company transferred approximately $13 million in land development and construction loans held for sale to the loans held for investment category.
(2)In the six months ended June 30, 2023, the Company transferred approximately $64 million in single-family residential loans held for sale to the loans held for investment category.
(3)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(4)Remained current and in accrual status at each of the periods shown.
(5)Excludes accrued interest receivable.

c) Concentration of risk

The Company’s loan portfolio is dependent mostly on the economic conditions that affect South Florida, Tampa Bay and the greater Houston and New York City areas. The Company manages diversification of its loan portfolio held for investment and held for sale, through policies with limitations primarily for exposure to individual or related debtors, economic sectors, geography, loan types, and for country risk exposure.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $32.9 million and $27.7 million as of June 30, 2023 and December 31, 2022, respectively. In the three and six month periods ended June 30, 2023, the Company reversed approximately $0.2 million and $0.4 million, respectively, of accrued interest receivable against interest income in connection with real estate and commercial loans placed in non-accrual status during the periods. In the three months ended June 30, 2022, the Company reversed approximately $0.1 million of accrued interest receivable against interest income in connection with consumer loans and overdrafts placed in non-accrual status during the period. In the six months ended June 30, 2022, the Company reversed approximately $0.3 million of accrued interest receivable against interest income in connection with loans placed in non-accrual status during the period, including: (i) $0.2 million related to consumer loans and overdrafts, and (ii) a total of $0.1 million related to real estate and commercial loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the three and six month periods ended June 30, 2023 and 2022 is summarized in the following tables:

	Three Months Ended June 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$23,195	$30,647	$—	$30,519	$84,361
Provision for credit losses	18,903	6,386	—	3,788	29,077
Loans charged-off	—	(1,452)	—	(7,633)	(9,085)
Recoveries	140	1,045	—	418	1,603
Balance at end of the period	$42,238	$36,626	$—	$27,092	$105,956

	Six Months Ended June 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses	16,722	15,787	—	8,268	40,777
Loans charged-off	—	(9,427)	—	(13,987)	(23,414)
Recoveries	279	4,378	—	436	5,093
Balance at end of the period	$42,238	$36,626	$—	$27,092	$105,956

	Three Months Ended June 30, 2022
	Recast (1)
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,027	$25,079	$—	$25,344	$75,450
(Reversal of) provision for credit losses (1)	(4,578)	(718)	—	4,345	(951)
Loans charged-off	—	(4,605)	—	(915)	(5,520)
Recoveries	10	1,396	—	90	1,496
Balance at end of the period (1)	$20,459	$21,152	$—	$28,864	$70,475
_______________
(1)Recast amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
	Recast (1)
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$17,952	$38,979	$42	$12,926	$69,899
Cumulative effect of adoption of accounting principle (1)	17,418	(8,281)	(42)	9,579	18,674
(Reversal of) provision for credit losses (1)	(14,925)	(3,362)	—	8,061	(10,226)
Loans charged-off	—	(7,880)	—	(1,962)	(9,842)
Recoveries	14	1,696	—	260	1,970
Balance at end of the period (1)	$20,459	$21,152	$—	$28,864	$70,475
______________

(1)Recast amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the three and six month periods ended June 30, 2023.

The ACL increased by $22.5 million, or 26.9% at June 30, 2023, compared to December 31, 2022. The ACL as a percentage of total loans held for investment was 1.48% at June 30, 2023 compared to 1.20% at December 31, 2022. The provision for credit losses for the three and six month periods ended June 30, 2023 was partially offset by net charge-offs. During the second quarter of 2023, the provision for credit losses includes $15.7 million in additional reserve requirements for loan charge-offs and credit quality ($8.6 million related to a downgraded multi-family residential CRE loan in New York City), $1.4 million to account for loan growth in the quarter and $12.0 million to reflect updated macroeconomic factors. In the first half of 2023, the provision for credit losses includes $23.2 million in additional reserve requirements for loan charge-offs and credit quality, $3.6 million to account for loan growth in the quarter and $14.0 million to reflect updated macroeconomic factors.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2023	$3,575	$887	$—	$—	$4,462
2022	$11,566	$—	$—	$—	$11,566

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2023	$13,575	$887	$—	$—	$14,462
2022	$11,566	$—	$—	$1,313	$12,879

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2023. There were no loans that defaulted in the three and six month periods ended June 30, 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Troubled Debt Restructurings
As result of adoption of guidance related to CECL effective as of January 1, 2023, the Company had no reportable balances related to TDRs as of and for the three and six month periods ended June 30, 2023. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.
There were no new TDRs in the three and six month periods ended June 30, 2022. In addition, during the three and six month periods ended June 30, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring in the three and six month periods ended June 30, 2022.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$65,271	$195,538	$618,505	$33,976	$90,962	$402,635	$228,283	$1,635,170
Special Mention	—	—	—	—	—	8,301	—	8,301
Classified
Substandard	—	—	—	—	—	1,753	—	1,753
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	65,271	195,538	618,505	33,976	90,962	412,689	228,283	1,645,224

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	1,484	67,844	109,783	26,731	117,683	113,106	303,775	740,406
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	24,306	—	24,306
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	1,484	67,844	109,783	26,731	117,683	137,412	303,775	764,712

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	36,606	9,730	28,140	22,000	—	26,930	184,107	307,513
Special Mention	—	—	—	—	—	—	6,497	6,497
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	36,606	9,730	28,140	22,000	—	26,930	190,604	314,010

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	626,167	76,619	136,977	68,884	21,260	76,098	277,698	1,283,703
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	426	1,728	2,154
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	626,167	76,619	136,977	68,884	21,260	76,524	279,426	1,285,857

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	69,246	259,143	439,399	21,973	62,762	167,636	33,873	1,054,032
Special Mention	—	—	—	—	—	356	1,880	2,236
Classified
Substandard	—	1,931	2,845	625	—	1,571	—	6,972
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	69,246	261,074	442,244	22,598	62,762	169,563	35,753	1,063,240

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	298,064	345,865	83,131	14,000	39,049	34,566	736,190	1,550,865
Special Mention	—	—	—	—	—	—	13,029	13,029
Classified
Substandard	—	23	12	1,648	179	906	10,544	13,312
Doubtful	—	—	—	—	3	—	—	3
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	298,064	345,888	83,143	15,648	39,231	35,472	759,763	1,577,209

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	—	—	—	13,332	—	13,332
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	—	—	—	13,332	—	13,332

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	23,836	43,698	117,325	198,640	47	23	119,793	503,362
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	1	69	70
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	23,836	43,698	117,325	198,640	47	24	119,862	503,432
Total loans held for investment, gross	$1,120,674	$1,000,391	$1,536,117	$388,477	$331,945	$871,946	$1,917,466	$7,167,016

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following table present gross charge-offs by year of origination for the periods presented:

	Three Months Ended June 30, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	7	—	7
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	7	—	7
Commercial loans		1,216	77	158	—	1	—	1,452
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	399	3,172	3,364	553	13	125	—	7,626
Total Quarter-To-Date Gross Charge-Offs	$399	$4,388	$3,441	$711	$13	$133	$—	$9,085

	Six Months Ended June 30, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	39	—	39
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	39	—	39
Commercial loans	—	8,774	170	158	—	325	—	9,427
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	399	6,062	6,243	846	13	385	—	13,948
Total Year-To-Date Gross Charge-Offs	$399	$14,836	$6,413	$1,004	$13	$749	$—	$23,414

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—		—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	—	3,679	541	—	385	—	4,605
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	24	632	259	—	—	—	—	915
Total Quarter-To-Date Gross Charge-Offs	$24	$632	$3,938	$541	$—	$385	$—	$5,520

	Six Months Ended June 30, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	14	—	14
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	14	—	14
Commercial loans	2,523	—	4,429	541	—	387	—	7,880
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	43	1,223	681	—	—	1	—	1,948
Total Year-To-Date Gross Charge-Offs	$2,566	$1,223	$5,110	$541	$—	$402	$—	$9,842

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$1,821	$—	$—	$1,821	$—
Multi-family residential	24,306	—	—	24,306	8,568
Single-family residential (2)	—	803	—	803	—
Owner occupied (3)	6,688	—	—	6,688	—
Commercial loans	—	—	11,709	11,709	5,707
Total	$32,815	$803	$11,709	$45,327	$14,275
_________________
(1)Weighted-average loan-to-value was approximately 62.1% at June 30, 2023.
(2)Weighted-average loan-to-value was approximately 67.3% at June 30, 2023.
(3)Weighted-average loan-to-value was approximately 62.0% at June 30, 2023.

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
_________________
(1)Weighted-average loan-to-value was approximately 92.7% at December 31, 2022.
(2)Weighted-average loan-to-value was approximately 62.7% at December 31, 2022.
(3)Includes loans with no specific reserves totaling $0.5 million with a weighted-average loan-to-value of approximately 42.0% at December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Collateral dependent loans are evaluated on an individual basis for purposes for determining expected credit losses. For collateral-dependent loans where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan. In the six months ended June 30, 2023, the weighted-average loan-to-values related to existing owner-occupied collateral dependent loans with no specific reserves decreased approximately 4% since December 31, 2022.

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.2 billion at June 30, 2023 and $928 million at December 31, 2022, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $638 million and $486 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, brokered time deposits amounted to $631 million and $609 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands, except percentages)
Less than 3 months	$126,406	10.5%	$140,292	15.1%
3 to 6 months	376,498	31.2%	148,137	16.0%
6 to 12 months	365,459	30.2%	497,436	53.6%
1 to 3 years	331,504	27.5%	135,663	14.6%
Over 3 years	8,628	0.6%	6,889	0.7%
Total	$1,208,495	100.0%	$928,417	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At June 30, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At June 30, 2023	At December 31, 2022
			(in thousands)
2023	0.61% to 4.84%	Fixed	—	304,821
2024	1.68%	Fixed	—	100,000
2025	1.40% to 3.07%	Fixed	—	451,665
2026	4.25%	Fixed	100,000	—
2027 and after (1)	1.82% to 4.40%	Fixed	670,000	50,000
			$770,000	$906,486
_______________
(1)There were no callable advances from the FHLB as of June 30, 2023 and December 31, 2022.
In the first quarter of 2023, the Company realized a pretax gain of $13.2 million on the early repayment of $565 million in advances from the FHLB. In the second quarter of 2023, the Company realized a pretax gain of $13.4 million on the early repayment of $355 million in advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of June 30, 2023 and December 31, 2022, these Senior Notes amounted to $59.4 million and $59.2 million, respectively, net of direct unamortized issuance costs of $0.6 million and $0.8 million, respectively. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness.

9.Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida Bancorp Inc (“Amerant Florida” or the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of June 30, 2023 and December 31, 2022, these Subordinated Notes amounted to $29.4 million and $29.3 million, respectively, net of direct unamortized issuance costs of $0.6 million and $0.7 million, respectively.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Guarantor, merged with and into the Company, with the Company as sole survivor. See ”Amerant Florida Merger” in the 2022 Form 10-K for more details.

10. Junior Subordinated Debentures Held by Trust Subsidiaries
The following table provides information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	$9,250	$9,537	$9,250	$9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178	$62,250	$64,178

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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
11.Derivative Instruments
At June 30, 2023 and December 31, 2022, the fair values of the Company’s derivative instruments were as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$945	$817	$167	$45
Interest rate swaps not designated as hedging instruments:
Customers	532	63,834	603	66,439
Third party broker	63,834	532	66,439	603
	64,366	64,366	67,042	67,042
Interest rate caps not designated as hedging instruments:
Customers	—	9,243	—	10,002
Third party broker	9,610	—	10,207	—
	9,610	9,243	10,207	10,002
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	721	—	727	—
Forward contracts	118	39	107	71
	839	39	834	71
	$75,760	$74,465	$78,250	$77,160

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedging Instruments
Interest Rate Swaps On Debt Instruments
The Company enters into interest rate swap contracts on debt instruments which the Company designates and qualifies as cash flow hedges. These interest rate swaps are designed as cash flow hedges to manage the exposure that arises from differences in the amount of the Company’s known or expected cash receipts and the known or expected cash payments on designated debt instruments. These interest rate swap contracts involve the Company’s payment of fixed-rate amounts in exchange for the Company receiving variable-rate payments over the life of the contracts without exchange of the underlying notional amount.
At June 30, 2023 and December 31, 2022, the Company had five interest rate swap contracts on debt instruments with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at June 30, 2023 and December 31, 2022 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million and unrealized losses of $0.1 million in the three months ended June 30, 2023 and 2022, respectively, and unrealized gains of $0.2 million and unrealized losses of $0.4 million in the six months ended June 30, 2023 and 2022, respectively, related to these interest rate swap contracts. These unrealized losses were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive (loss) income. As of June 30, 2023, the estimated net unrealized gains in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $1.0 million.

In 2019, the Company terminated 16 interest rate swaps on debt instruments that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million in each of the three months ended June 30, 2023 and 2022 and $0.7 million in each of the six months ended June 30, 2023 and 2022 as a reduction of interest expense on FHLB advances as a result of this amortization.

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, and maturity in the second quarter of 2025. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. In the three and six month periods ended June 30, 2023, the Company did not recognize significant unrealized gains and losses in earnings related to this interest rate swap contract. Any unrealized losses or gains recognized in earnings in connection with this contract are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive (loss) income. As of June 30, 2023, the estimated net unrealized losses in accumulated other comprehensive (loss) income expected to be reclassified into interest income in the next twelve months amounted to $0.7 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps
At June 30, 2023 and December 31, 2022, the Company had 144 and 143 interest rate swap contracts with customers, respectively, with total notional amounts of $920.0 million and $925.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, as of June 30, 2023 and December 31, 2022, the Company had interest rate swap mirror contracts with third party brokers with similar terms.

The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of June 30, 2023 and December 31, 2022, the Company had four swap participation agreements with total notional amounts of approximately $73.8 million and $74.0 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of June 30, 2023 and December 31, 2022, the fair value of swap participation agreements was not significant.
Interest Rate Caps

At June 30, 2023 and December 31, 2022, the Company had 16 and 19 interest rate cap contracts with customers with total notional amounts of $384.5 million and $448.8 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at June 30, 2023 and December 31, 2022, the Company had 14 and 16 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $332.4 million and $371.9 million, respectively.

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers at December 31, 2022. At June 30, 2023 and December 31, 2022, there were 2 and 4 interest rate cap contracts, respectively, with total notional amounts of $70.0 million and $140.0 million, respectively, in connection with this transaction.

Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At June 30, 2023 and December 31, 2022, the Company had interest rate lock commitments with notional amounts of $88.3 million and $77.0 million, respectively, and forward contracts with notional amounts of $41.0 million and $17.0 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized loss of $0.6 million and $0.1 million in the three months ended June 30, 2023 and 2022, respectively, and an unrealized gain of $36 thousand and $0.2 million in the six months ended June 30, 2023 and 2022, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive (loss) income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features
As of June 30, 2023 and December 31, 2022, the aggregate fair value of interest rate swaps in a liability position was $65.2 million and $67.1 million, respectively.

Some agreements may require pledging of securities when the valuation of a interest rate swap falls below a certain amount. There were no securities pledged as collateral for interest rate swaps in a liability position at June 30, 2023. At December 31, 2022, there were $0.5 million in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $45 thousand. In addition, as of June 30, 2023 and December 31, 2022, the Company had cash held as collateral of $33.6 million and $41.6 million, respectively, for derivatives margin calls. See Note 2 “Interest Earning Deposits with Banks” for additional information about cash held as collateral. As of June 30, 2023, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

12. Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 43 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had variable lease payments of $0.6 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. In addition, the Company recorded right of use (“ROU”) asset impairment charges of $0.6 million and $1.6 million in the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.6 million in the six months ended June 30, 2023 and 2022, respectively. ROU asset impairment charges in the first half of 2023 were in connection with the closure of a branch in Houston, Texas in 2023, and with the decision to close another branch in Miami, Florida in 2023 (First half of 2022 - in connection with the closure of a branch in Pembroke Pines, Florida in 2022). These impairments were recorded as occupancy and equipment expense on the consolidated statements of operations and comprehensive (loss) income.
Lease costs for the three and six month periods ended June 30, 2023 and 2022 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$4,112	$4,368	$8,618	$8,730
Short-term lease cost	—	22	—	44
Variable lease cost	555	443	1,087	890
Sublease income (1)	(860)	(866)	(1,725)	(1,637)
Total lease cost, net	$3,807	$3,967	$7,980	$8,027
_______________
(1)Primarily in connection with the subleasing of portions of the Company’s headquarters building and, to a lesser extent, the sublease of the New York office space.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

As of June 30, 2023 and December 31, 2022, the Company had an ROU asset of $116.2 million and $140.0 million and total operating lease liability of $123.3 million and $145.3 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had a short-term lease liability of $3.3 million and $5.2 million, respectively, included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended Ended June 30,
	2023	2022	2023	2022
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	3,564	3,672	7,641	7,312
Weighted average remaining lease term for operating leases	17.4 years	18.7 years	17.4 years	18.7 years
Weighted average discount rate for operating leases	9.78%	5.92%	9.78%	5.92%

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2023 for the remaining 6 months of 2023 and thereafter:

(in thousands)
For the remaining six months of 2023	$7,026
2024	14,219
2025	14,285
2026	14,515
2027	14,814
Thereafter	198,287
Total minimum payments required	263,146
Less: implied interest	(139,885)
Total lease obligations	$123,261

The Company provides equipment financing through a variety of loan and lease structures, including direct or sale type finance leases and operating leases. As of June 30, 2023 and December 31, 2022, there were $2.5 million and $13.6 million, respectively, in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment. As of June 30, 2023, there were $3.6 million in operating leases included as part of premises and equipment, net of accumulated depreciation, in the Company’s consolidated balance sheet.

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
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the six months ended June 30, 2023:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	295,076	$25.83
Granted	10,440	27.42
Vested	(96,265)	24.08
Forfeited	(27,826)	22.69
Non-vested shares at June 30, 2023	181,425	$27.33

In the first half of 2023, the Company granted an aggregate of 10,440 RSAs to various employees, under the LTI Plan. The fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $27.42 per RSA. These RSAs will vest in three equal installments on each of the first three anniversaries of the grant date.
The Company recorded compensation expense related to the RSAs of $0.5 million and $0.8 million during the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $1.6 million during the six months June 30, 2023 and 2022, respectively. The total unamortized deferred compensation expense of $2.1 million for all unvested restricted stock outstanding at June 30, 2023 will be recognized over a weighted average period of 1.4 years.
Restricted Stock Units and Performance Stock Units
The following table shows the activity of RSUs and PSUs during the six months ended June 30, 2023:

	Stock-settled RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Non-vested, beginning of year	123,970	$22.83	137,199	$17.43
Granted	207,976	24.66	53,420	25.09
Vested	(64,181)	22.65	(10,442)	19.00
Forfeited	(8,220)	26.21	(2,867)	33.63
Non-vested, at June 30, 2023	259,545	$24.23	177,310	$19.38

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

In the second quarter of 2023, the Company granted an aggregate of 65,759 RSUs to various executive officers and employees. The fair values of the RSUs granted were based on the market price of the shares of the Company’s Class A common stock at the grant date. The weighted average fair value of these RSUs was $19.04 per RSU. These RSUs will vest in three equal installments on each of the first three anniversaries of the grant date.

In the second quarter of 2023, the Company granted a target of 15,371 PSUs to various executive officers under the LTI Plan. These PSUs generally vest at the end of a three-year performance period, but only result in the issuance of shares of Class A common stock if the Company achieves a performance target. The Company used an option pricing model to estimate fair value of the PSUs granted. The weighted average fair value of the PSUs granted was $15.60 per PSU.

On June 7, 2023, the Company granted 28,920 stock-settled RSUs to its independent directors. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $20.74 per RSU. These RSUs will vest within one year.

The Company recorded compensation expense related to RSUs and PSUs of $1.1 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $1.0 million during the six months June 30, 2023 and 2022, respectively. The total unamortized deferred compensation expense of $6.5 million for all unvested stock-settled RSUs and PSUs outstanding at June 30, 2023 will be recognized over a weighted average period of 1.6 years.

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
The effective combined federal and state tax rates for the six months ended June 30, 2023 and 2022 were 21.00% and 21.10%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15.    Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2023			December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(119,627)	$30,469	$(89,158)	$(111,957)	$28,605	$(83,352)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	3,004	(772)	2,232	3,659	(942)	$2,717
Total (AOCL) AOCI	$(116,623)	$29,697	$(86,926)	$(108,298)	$27,663	$(80,635)
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended June 30,
	2023			2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(18,011)	$4,524	$(13,487)	$(35,546)	$9,104	$(26,442)
Reclassification adjustment for net losses included in net income	1,235	(314)	921	—	—	—
	(16,776)	4,210	(12,566)	(35,546)	9,104	(26,442)
Net unrealized holding losses (gains) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	370	(94)	276	73	(19)	54
Reclassification adjustment for net interest income included in net income	(425)	108	(317)	(198)	51	(147)
	(55)	14	(41)	(125)	32	(93)
Total other comprehensive loss	$(16,831)	$4,224	$(12,607)	$(35,671)	$9,136	$(26,535)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2023			2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(9,768)	$2,398	$(7,370)	$(88,539)	$22,460	$(66,079)
Reclassification adjustment for net losses (gains) included in net income	2,098	(534)	1,564	(49)	13	(36)
	(7,670)	1,864	(5,806)	(88,588)	22,473	(66,115)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	114	(26)	88	317	(139)	178
Reclassification adjustment for net interest income included in net income	(769)	196	(573)	(322)	83	(239)
	(655)	170	(485)	(5)	(56)	(61)
Total other comprehensive loss	$(8,325)	$2,034	$(6,291)	$(88,593)	$22,417	$(66,176)

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
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2023 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,243,158
Standby letters of credit	37,472
Commercial letters of credit	138
$1,280,768

The following table summarizes the changes in the allowance for credit losses for off-balance sheet exposures for the three and six month periods ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balances at beginning of the period	$2,002	$1,702	$1,702	$1,702
Provision for credit losses	—	—	300	—
Balances at end of period	$2,002	$1,702	$2,002	$1,702

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$414,925	$—	$414,925
Corporate debt securities	—	251,368	—	251,368
U.S. government agency debt securities	—	336,028	—	336,028
Collateralized loan obligations	—	4,850	—	4,850
Municipal bonds	—	1,673	—	1,673
U.S treasury securities	—	18,832	—	18,832
	—	1,027,676	—	1,027,676
Trading securities	298	—	—	298
Equity securities with readily determinable fair values not held for trading	2,500	—	—	2,500
	2,798	1,027,676	—	1,030,474
Mortgage loans held for sale (at fair value)	—	49,942	—	49,942
Bank owned life insurance	—	231,253	—	231,253
Other assets
Mortgage servicing rights (MSRs)	—	—	1,271	1,271
Derivative instruments	—	75,760	—	75,760
	$2,798	$1,384,631	$1,271	$1,388,700
Liabilities
Other liabilities
Derivative instruments	$—	$74,465	$—	$74,465

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$437,674	$—	$437,674
Corporate debt securities	—	280,700	—	280,700
U.S. government agency debt securities	—	330,821	—	330,821
Collateralized loan obligations	—	4,774	—	4,774
U.S treasury securities	—	1,996	—	1,996
Municipal bonds	—	1,656	—	1,656
	—	1,057,621	—	1,057,621
Equity securities with readily determinable fair values not held for trading	11,383	—	—	11,383
	11,383	1,057,621	—	1,069,004
Mortgage loans held for sale (at fair value)	—	62,438	—	62,438
Bank owned life insurance	—	228,412	—	228,412
Other assets
Mortgage servicing rights (MSRs)	—	—	1,307	1,307
Derivative instruments	—	78,250	—	78,250
	$11,383	$1,426,721	$1,307	$1,439,411
Liabilities
Other liabilities
Derivative instruments	$—	$77,160	$—	$77,160

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for impairments using the fair value of the collateral (1)	$35,671	$—	$—	$35,671	$—
Other Real Estate Owned (2)	20,181	—	—	20,181	—
	$55,852	$—	$—	$55,852	$—
_______________
(1)Loans with specific reserves of $14.3 million at June 30, 2023. There were no write downs related to these loans at June 30, 2023.
(2)Consists of commercial real estate property.

	December 31, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for impairments using the fair value of the collateral (1)	$30,158	$—	$—	$30,158	$3,851
_______________
(1)Loans with specific reserves of $5.2 million and total write downs of $3.9 million at December 31, 2022.

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022.

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

Other Real Estate Owned (“OREO”) and Repossessed Assets

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The fair value of non-real estate repossessed assets is provided by a third party based on their assumptions and quoted market prices for similar assets, when available. At March 31, 2023, the Company had other repossessed assets with a carrying value of $6.4 million. In the three and six month periods ended June 30, 2023, the Company sold these repossessed assets and recognized a loss on sale of $2.6 million which is included in the result of operations for those periods.

The Company had no OREO or repossessed asset balances as of December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$234,369	$209,546	$242,101	$217,609
Loans	3,482,426	3,369,283	3,314,553	3,181,696
Financial liabilities:
Time deposits	1,450,532	1,437,522	1,119,510	1,099,294
Advances from the FHLB	770,000	760,912	906,486	873,852
Senior notes	59,368	55,652	59,210	58,755
Subordinated notes	29,369	28,481	29,284	28,481
Junior subordinated debentures	64,178	63,299	64,178	64,182

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

18.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data and per share amounts)	2023	2022 (1)	2023	2022 (1)
Numerator:
Net income before attribution of noncontrolling interest (1)	$7,046	$8,352	$26,988	$22,655
Noncontrolling interest	(262)	(72)	(506)	(1,148)
Net income attributable to Amerant Bancorp Inc. (1)	$7,308	$8,424	$27,494	$23,803
Net income available to common stockholders (1)	$7,308	$8,424	$27,494	$23,803
Denominator:
Basic weighted average shares outstanding	33,564,770	33,675,930	33,562,258	34,244,797
Dilutive effect of share-based compensation awards	152,932	238,599	224,604	266,329
Diluted weighted average shares outstanding	33,717,702	33,914,529	33,786,862	34,511,126

Basic earnings per common share (1)	$0.22	$0.25	$0.82	$0.70
Diluted earnings per common share (1)	$0.22	$0.25	$0.81	$0.69
_______________
(1)Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

As of June 30, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, RSUs and PSUs totaling 542,745 and 521,162, respectively. In the three and six month periods ended June 30, 2023 and 2022, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its wholly and partially owned subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has three main operating subsidiaries, Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a majority-owned mortgage lending company domiciled in Florida, and Elant Bank & Trust, a Grand-Cayman based trust company (the “Cayman Bank”).
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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2022 Form 10-K, in the Form 10-Q for the quarter ended March 31, 2023, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2022 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2022 Form 10-K, and the Form 10-Q for the quarter ended March 31, 2023.

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
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2022 Form 10-K, in the Form 10-Q for the quarter ended March 31, 2023, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A, or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage services are provided by the Bank, the Bank’s securities broker-dealer, Amerant Investments Inc., or Amerant Investments, the Bank’s Grand-Cayman based trust company, Elant Bank & Trust Ltd., or the Cayman Bank, and Amerant Mortgage, LLC. or Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate seventeen banking centers in Miami-Dade, Broward and Palm Beach counties, and Houston, Texas, where we operate six banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. In addition, we have a loan production office (“LPO”) in Tampa, Florida.
The Bank intends to open several additional banking centers in 2023, including new locations in Tampa, FL, downtown Miami, FL, Fort Lauderdale, FL, and River Oaks in Houston, TX. The Bank has obtained OCC approval to proceed with each location.
Business Developments
For more information on the progress of our strategic initiatives in 2022, see Item 1. Business section included in the 2022 Form 10-K.
Progress on our Strategic Initiatives

The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is a summary of actions taken by the Company in the first six months of 2023:

Growing our core deposits. We continue to focus on organic deposit growth and work on improving deposit mix to generate more core deposits. The loan to deposit ratio at June 30, 2023 was 95.22% compared to 97.64% at December 31, 2022. The ratio of non-interest bearing deposits to total deposits ratio was 17.07% at June 30, 2023 compared to 19.42% at December 31, 2022, which reflects growing consumer and business awareness of the rising interest rates and seeking better returns.
Provide a superior customer experience. During the first quarter of 2023, we launched a new Amerant website which provides improved user experience with enhanced navigation and ease of access to information across all device types. In the second quarter of 2023, we decided to delay the FIS conversion, and we now estimate it will be launched in early November. We believe this action will provide a smoother digital experience for our customers.
Improving Amerant's brand awareness. Our campaign "Imagine a Bank", which we launched in the fourth quarter of 2021, continued in 2023 with greater emphasis on our partnerships with sports teams across South Florida, which includes the Miami Heat, the Florida Panthers, and the University of Miami Hurricanes. Most recently, during the second quarter of 2023, we announced the multi-year partnership with Rice University, making us the “Official Bank of Rice University Athletics”. We also continued to focus on raising brand awareness through impactful campaigns, such as out-of-home advertising and various campaigns via social media and public relations.

Lines of business and geographies. Our banking center rationalization continues. As we announced in the first quarter, we have signed a five-year lease for our first banking center in Tampa with an estimated opening in the fourth quarter of 2023 along with the new branch in downtown Miami and downtown Fort Lauderdale. Most recently during the second quarter, we have received approval from the OCC for a private banking location in the River Oaks area in Houston, TX.
During the first quarter of 2023, we optimized our international banking structure with the intent to drive favorable core deposit growth. The previously separate groups of international retail, private and commercial banking are now reporting to a single leader dedicated to solely focus on growing international deposits. We also continued to add key personnel in Amerant Mortgage and business development personnel at the Bank. In addition, we recruited two executives for the previously open positions for a new Head of Commercial Banking and a new Houston market president. Amerant Mortgage grew its national footprint with the addition beginning early in the quarter of a Midwest hub, adding business development personnel in the quarter to generate conforming mortgages for sale into the secondary market. This growth resulted in the recognition of $1.0 million to preliminary goodwill. The final purchase price allocation, which will adjust goodwill, is expected to be finalized by December 31, 2023.
We also opened our new operations center in Miramar, Florida during the first quarter of 2023. This reduced the size of our operations center by approximately 42,000 square feet from 100,000 square feet to approximately 58,000 square feet at our new location, and our annual rental expense will decrease by nearly $1 million. In the first quarter of 2023, the Company ended its pre-existing lease agreement on its former operations center.
During the second quarter of 2023, we merged the business banking group with the retail banking group as part of our ongoing efforts to streamline our organizational structure. We continued to selectively add key business development personnel in all three markets we serve including the hire of the private banking leader in Houston who started in the beginning of the third quarter of 2023. We also rationalized the organization in several support areas which will result in future period efficiency and personnel expense savings and improve ratio of customer facing versus support positions, including two executive positions that are not being replaced. As previously announced, we also opened our full-service branch in Key Biscayne in June 2023. Lastly, we closed the FM 1960 banking center and merged it with the Champions banking center in Houston. We also announced the closure of the Edgewater location in Miami, FL to coincide with the opening of the downtown Miami branch.
Lastly, we announced the appointment of our new Chief Financial Officer, which completed all expected executive-level changes in management, as our former CFO has now assumed the role of Chief Operating Officer.
Improve operational efficiency. The Company continues to work on optimizing its operating structure to support its business activities. In the first quarter of 2023, staff reduction costs include severance expenses, primarily related to severance expenses in connection with employment terminations and changes in certain positions. With respect to our balance sheet composition, during the six months ended June 30, 2023 the Company repaid $1.2 billion in FHLB advances, which includes early repayment of $920 million. In addition, in the six months ended June 30, 2023, the Company borrowed $1.1 billion in FHLB advances. These activities are part of the Company’s asset/liability management strategies intended to maximize value on its assets and liabilities.

Integrate Sustainability into our DNA. In the second quarter of 2023, we issued our annual report for the year ended December 31, 2022, which is now available on Amerant’s investor relations website. We also evolved our Environmental, Social and Governance (“ESG”) program to Sustainability Program to reflect the scope of our ultimate goal, and in accordance with industry trends. During the second quarter of 2023, we completed a series of activities within the scope of the program. Those activities included: i) implementing data management tools in our loan and core systems to code and monitor for Environmentally Conscious Financing (“ECF”); ii) started our 2023 Summer Internship Program in partnership with local colleges and universities in South Florida, which serves as a diverse source of talent; iii) launched Amerant’s Down-payment Assistance Program (“ADAP”) for first-time home buyers through our subsidiary Amerant Mortgage; and iv) established a partnership with the Everglades Foundation in South Florida, among other activities.
Other Relevant Matters. In the three months ended June 30, 2023 and March 31, 2023, we repurchased 95,262 and 22,403 shares of Class A common stock under the $25 million share repurchase program, respectively. Lastly, the Company appointed a new independent director, Ashaki Rucker, who officially joined the Board of Directors effective April 17, 2023. She is now a member of the Compensation and Human Capital Committee, and Risk Committee.

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

Derivatives unrealized net gains and derivatives unrealized net losses are primarily derived from changes in market value of uncovered interest rate caps with clients.

Other noninterest income includes mortgage banking income related to Amerant Mortgage, which consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $1.6 million and $2.4 million in the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $3.1 million in the six months ended June 30, 2023 and 2022, respectively.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; (ix) other real estate and repossessed assets, net (x) contract termination costs , and (xi) other operating expenses.

Salaries and employee benefits include compensation (including severance expenses), employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Occupancy expense consists of lease expense on our leased properties, including right-of-use or ROU asset impairment charges, and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Rental income, primarily associated with the subleasing of portions of the Company’s headquarters building and the subleasing of the New York office space, is included as a reduction to rent expense under lease agreements under occupancy and equipment cost.

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

Telecommunication and data processing expenses include expenses paid to our third-party data processing system providers and other telecommunication and data service providers, as well as expenses related to the disposition of fixed assets due to the write off of in-development software in 2023.

Depreciation and amortization expense includes the value associated with the depletion of the value on our owned properties and equipment, including leasehold improvements made to our leased properties.

OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In the three months ended June 30, 2023, other real estate owned (“OREO”) and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.

Other operating expenses include community engagement and other operational expenses. In addition, in each of the three and six month periods ended June 30, 2023, other operating expenses include an impairment charge of $2.0 million on an investment carried at cost and included as part of other assets. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Noninterest expenses in the three and six month periods ended June 30, 2023 and 2022 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. Other non-routine noninterest expenses include the effect of non-core banking activities such as the valuation of OREO and loans held for sale, the sale of repossessed assets, and impairment of investments.

The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Three Ended Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Non-routine noninterest expense items
Restructuring costs:
Staff reduction costs (1)	$2,184	$674	$2,397	$1,439
Contract termination costs (2)	1,550	2,802	1,550	6,814
Consulting and other professional fees (3)	2,060	80	4,750	1,326
Disposition of fixed assets (4)	1,419	—	1,419	—
Branch closure expenses and related charges (5)	1,558	1,565	2,027	1,612
Digital transformation expenses	—	—	—	45
Total restructuring costs	$8,771	$5,121	$12,143	$11,236
Other non-routine noninterest expense items:
Loss on sale of repossessed assets and other real estate owned valuation expense(6)	2,649	3,174	2,649	3,174
Impairment charge on investment carried at cost	1,963	—	1,963	—
Loans held for sale valuation (reversal) expense (7)	—	(300)	—	159
Total non-routine noninterest expense items	$13,383	$7,995	$16,755	$14,569
____________
(1)    Staff reduction costs in the three and six month periods ended June 30, 2023 and 2022 consist of severance expenses related to organizational rationalization.
(2)    Contract termination and related costs associated with third party vendors resulting from the engagement of our new technology provider.
(3) In the three and six month periods ended June 30, 2023, includes expenses in connection with the engagement of FIS of $2.0 million and $4.6 million, respectively. In the six months ended June 30, 2022, includes: (i) $0.8 million in connection with the engagement of FIS; (ii) an aggregate of $0.3 million in connection with information technology projects and certain search and recruitment expenses, and (iii) $0.1 million of costs associated with the subleasing of the New York office space.
(4) In the three and six month periods ended June 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software.
(5) In each of the three and six month periods ended June 30, 2023, includes expenses associated with the decision to close a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. In addition, the six months ended June 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023. In each of the three and six month periods ended June 30, 2022, includes ROU asset impairment changes of $1.6 million in connection with the closure of a branch in Pembroke Pines, Florida in 2022.
(6)    In the three and six month periods ended June 30, 2023, amounts represent the loss on sale of repossessed assets in connection with equipment-financing activities. In the three and six month periods ended June 30, 2022, amounts represent the fair value adjustment related to one OREO property in New York.
(7)    Fair value adjustment related to the New York loan portfolio held for sale carried at the lower of cost or fair value in 2022.

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

Summary Results
The summary results for the three and six months ended June 30, 2023 include the following:
•Total assets were $9.5 billion at June 30, 2023, up $391.7 million, or 4.3%, compared to $9.1 billion at December 31, 2022.

•Total gross loans, which includes loans held for sale at fair value, were $7.22 billion at June 30, 2023, up $297.3 million, or 4.3%, compared to $6.92 billion at December 31, 2022.

•Cash and cash equivalents were $445.1 million, up $154.5 million or 53.2%, compared to $290.6 million at December 31, 2022.

•Total deposits were $7.58 billion at June 30, 2023, up $535.4 million, or 7.6%, compared to $7.04 billion at December 31, 2022.

•Total advances from the FHLB were $770.0 million, down $136.5 million or 15.1%, compared to $906.5 million as of December 31, 2022, this was primarily a result of early repayments of $355 million and $920 million in the second quarter and first half of 2023, respectively, in connection with asset/liability management strategies. An additional $2.1 billion remained available under credit facilities from FHLB as of June 30, 2023.

•Average yield on loans increased to 6.79% in the three months ended June 30, 2023 compared to 4.38% in the three months ended June 30, 2022. Average yield on loans increased to 6.58% in the six months ended June 30, 2023 compared to 4.27% in the six months ended June 30, 2022.

•Total non-performing assets increased to $67.4 million at June 30, 2023, up $29.8 million, or 79.2%, compared to $37.6 million at December 31, 2022.

•The ACL as of June 30, 2023 was $106.0 million, up $22.5 million, or 26.9%, compared to $83.5 million as of December 31, 2022.

•Core deposits were $5.50 billion at June 30, 2023, up $182.1 million, or 3.4%, compared to $5.32 billion at December 31, 2022.

•Average cost of total deposits increased to 2.40% in the three months ended June 30, 2023 compared to 0.48% in the three months ended June 30, 2022. Average cost of total deposits increased to 2.16% in the six months ended June 30, 2023 compared to 0.43% in the six months ended June 30, 2022.

•Loan to deposit ratio improved to 95.22% at June 30, 2023 compared to 98.23% at December 31, 2022.

•AUM totaled $2.15 billion, as of June 30, 2023, up $151.8 million, or 7.6%, from $2.00 billion as of December 31, 2022.

•Pre-provision net revenue (“PPNR”)(2) was $38.3 million in the three months ended June 30, 2023, an increase of $28.6 million or 294.1%, compared to $9.7 million in the three months ended June 30, 2022. PPNR(2) was $75.4 million in the six months ended June 30, 2023, an increase of $55.8 million or 284.2% from $19.6 million in the six months ended June 30, 2022.

•Core Pre-Provision Net Revenue (“Core PPNR”)(2) was $39.2 million in the three months ended June 30, 2023, an increase of $19.7 million, or 101.6%, from $19.4 million in the three months ended June 30, 2022. Core PPNR (2) was $76.3 million in the six months ended June 30, 2023, an increase of $39.0 million or, 104.5% from $37.3 million in the six months ended June 30, 2022.

•Net Interest Margin (“NIM”) increased to 3.83% in the three months ended June 30, 2023 compared to 3.28% in the three months ended June 30, 2022. NIM increased to 3.86% in the six months ended June 30, 2023 compared to 3.23% in the six months ended June 30, 2022.

•Net Interest Income (“NII”) was $83.9 million in the three months ended June 30, 2023, up $24.9 million, or 42.3%, from $58.9 million in the three months ended June 30, 2022. NII was $166.2 million in the six months ended June 30, 2023, up $51.6 million or 45.0%, compared to $114.6 million in the six months ended June 30, 2022.

•Provision for credit losses was $29.1 million in the three months ended June 30, 2023, compared to a release from ACL of $1.0 million in the three months ended June 30, 2022 (1). The provision for credit losses in the three months ended June 30, 2023 was comprised of $15.7 million in connection with charge-offs and credit quality, $1.4 million related to loan growth and $12.0 million to reflect updated economic factors. The provision for credit losses was $40.8 million in the six months ended June 30, 2023, compared to a release from ACL of $10.2 million in the six months ended June 30, 2022 (1).

•Non-interest income was $26.6 million in the three months ended June 30, 2023, up $13.7 million or 105.9%, from $12.9 million in the three months ended June 30, 2022. Non-interest income was $46.0 million in the six months ended June 30, 2023, up $19.0 million or 70.5%, from $27.0 million in the six months ended June 30, 2022.

•Non-interest expense was $72.5 million in the three months ended June 30, 2023, down $10.3 million, or 16.5%, from $62.2 million in the three months ended June 30, 2022. Non-interest expense was $137.2 million in the six months ended June 30, 2023, up $14.2 million or 11.5%, from $123.1 million in the six months ended June 30, 2022.

•The efficiency ratio was 65.6% in the three months ended June 30, 2023 compared to 86.6% in the three months ended June 30, 2022. The efficiency ratio was 64.7% in the six months ended June 30, 2023, compared to 86.9% in the six months ended June 30, 2022.

•Return on Assets (“ROA”) was 0.31% in the three months ended June 30, 2023, compared to 0.43% in the three months ended June 30, 2022 (1). ROA was 0.59% in the six months ended June 30, 2023 compared to 0.62% in the six months ended June 30, 2022(1).

•Return on average equity (“ROE”) was 3.92% in the three months ended June 30, 2023 compared to 4.54% in the three months ended June 30, 2022 (1). ROE was 7.48% in the six months ended June 30, 2023 compared to 6.22% in the six months ended June 30, 2022(1).

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

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2023 and 2022

Net income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2023	2022	2023 vs 2022		2023	2022	2023 vs 2022
		(1)				(1)
Net interest income	$83,877	$58,945	$24,932	42.3%	$166,210	$114,590	$51,620	45.1%
Provision for (reversal of) credit losses (1)	29,077	(951)	30,028	NM	40,777	(10,226)	51,003	498.8%
Net interest income after provision (reversal of) for credit losses (1)	54,800	59,896	(5,096)	(8.5)%	125,433	124,816	617	0.5%
Noninterest income	26,619	12,931	13,688	105.9%	45,962	26,956	19,006	70.5%
Noninterest expense	72,500	62,241	10,259	16.5%	137,233	123,059	14,174	11.5%
Income before income tax expense (1)	8,919	10,586	(1,667)	(15.8)%	34,162	28,713	5,449	19.0%
Income tax expense (1)	(1,873)	(2,234)	361	16.2%	(7,174)	(6,058)	(1,116)	(18.4)%
Net income before attribution of noncontrolling interest (1)	7,046	8,352	(1,306)	(15.6)%	26,988	22,655	4,333	19.1%
Less: noncontrolling interest	(262)	(72)	(190)	(263.9)%	(506)	(1,148)	642	55.9%
Net income attributable to Amerant Bancorp Inc. (1)	$7,308	$8,424	$(1,116)	(13.3)%	$27,494	$23,803	$3,691	15.5%
Basic earnings per common share (1)	$0.22	$0.25	$(0.03)	(12.0)%	$0.82	$0.70	$0.12	17.1%
Diluted earnings per common share (1) (2)	$0.22	$0.25	$(0.03)	(12.0)%	$0.81	$0.69	$0.12	17.4%

__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)    In the three and six month periods ended June 30, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 18 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and six month periods ended June 30, 2023 and 2022.
NM - means not meaningful

Three Months Ended June 30, 2023 and 2022
In the three months ended June 30, 2023, net income attributable to the Company was $7.3 million, or $0.22 per diluted share, compared to net income attributable to the Company of $8.4 million, or $0.25 per diluted share, in the same quarter of 2022. The decrease of $1.1 million, or 13.3%, in the three months ended June 30, 2023 was primarily driven by: (i) a provision for credit losses of $29.1 million in the second quarter of 2023, compared to reversal of credit losses of $1.0 million in the same period one year ago, and (ii) higher non-interest expenses. These results were partially offset by higher net interest income and noninterest income.

In the three months ended June 30, 2023 and 2022, net income excludes a loss of $0.3 million and $0.1 million, respectively, attributable to a noncontrolling interest in Amerant Mortgage. See the 2022 Form 10-K for more information on changes in noncontrolling interest in Amerant Mortgage in 2022. There were no significant changes in the first half of 2023.

Net interest income was $83.9 million in the three months ended June 30, 2023, an increase of $24.9 million, or 42.3%, from $58.9 million in the three months ended June 30, 2022. This was primarily driven by: (i) an increase of 237 basis points in the yield on total interest earning assets, and (ii) increases of $1.4 billion, or 25.4%, $154.4 million, or 68.7%, and $58.8 million, or 33.1%, in the average balance of loans, interest earning deposits with banks and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, mainly time deposits and interest bearing demand deposits, and (iii) lower average balance of debt securities available for sale. See “Net Interest Income” for more details.

Noninterest income was $26.6 million in the three months ended June 30, 2023, an increase of $13.7 million, or 105.9%, compared to $12.9 million in the three months ended June 30, 2022. This increase was mainly driven by: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) lower losses on securities, and (iii) higher deposit and service fees. These increases were partially offset by: (i) a decrease of $0.6 million in net unrealized gains on derivative valuation related to interest rate caps with clients; (ii) lower loan-level derivative income, (iii) lower mortgage banking income; and (iv) lower brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense was $72.5 million in the three months ended June 30, 2023, an increase of $10.3 million, or 16.5%, compared to $62.2 million in the same period in 2022. This increase was mainly due to higher salary and employee benefits, other operating expenses, professional and other service fees, telecommunication and data processing expenses, FDIC assessments and insurance expenses, advertising expenses, and depreciation and amortization expenses. In addition, in the three months ended June 30, 2023, there was an increase in noninterest expenses compared to the same period last year resulting from the absence of a $0.3 million reversal from the valuation allowance related to the change in fair value of New York loans held for sale. These increases were partially offset by: (i) lower loan level-derivative expenses; (ii) a decrease of $1.3 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (iii) lower occupancy and equipment expenses, and (iv) lower other real estate owned and repossessed assets expense. See “Noninterest Expense” for more details.

In the three months ended June 30, 2023 and 2022, noninterest expense included non-routine items of $13.4 million and $8.0 million, respectively. Non-routine items in noninterest expense include $8.8 million and $5.1 million of restructuring costs in the three months ended June 30, 2023 and 2022, respectively. Other non-routine items in noninterest expense in the three months ended June 30, 2023 included a $2.0 million impairment charge on an investment carried at cost and included as part of other assets, and a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities, compared to other non-routine items in noninterest expense in the three month ended June 30, 2022 which included a $3.2 million valuation expense related to the fair value adjustment of an OREO property in New York and $0.3 million reversal from the valuation allowance related to the change in fair value of New York loans held for sale. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended June 30, 2023 and 2022, the Company incurred noninterest expenses of $4.0 million and $3.7 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 93 full time equivalent employees (“FTEs”) at June 30, 2023 compared to 67 at June 30, 2022.

Six Months Ended June 30, 2023 and 2022
In the six months ended June 30, 2023, net income was $27.5 million, or $0.81 per diluted share, compared to net income of $23.8 million, or $0.69 per diluted share, in the same period of 2022. The increase of $3.7 million or 15.5%, was primarily due to higher net interest income and noninterest income. This was partially offset by: (i) a provision for credit losses of $40.8 million in the first half of 2023, compared to reversal of credit losses of $10.2 million in the same period one year ago, and (ii) higher non-interest expenses.

In the six months ended June 30, 2023 and 2022, net income excludes a loss of $0.5 million and $1.1 million, respectively, attributable to a noncontrolling interest in Amerant Mortgage.

Net interest income was $166.2 million in the six months ended June 30, 2023, an increase of $51.6 million, or 45.1%, from $114.6 million in the same period one year ago. This was primarily driven by: (i) an increase of 229 basis points in the yield on total interest earning assets, and (ii) increases of $1.4 billion, or 25.5%, $99.3 million, or 41.0% and $92.2 million, or 63.1%, in the average balance of loans, interest earning deposits with banks, and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposit, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, mainly interest bearing demand and time deposits; (iii) lower average balance of debt securities available for sale, and (iv) the cost of the Subordinated Notes issued in March 2022. See “Net Interest Income” for more details.

Noninterest income was $46.0 million in the six months ended June 30, 2023, an increase of $19.0 million, or 70.5%, compared to $27.0 million in the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher mortgage banking income; (iii) higher net unrealized gains on derivative valuation related to interest rate caps with clients, and (iv) higher deposit and service fees. These increases were partially offset by: (i) net losses on the sale of securities totaling $11.0 million in the six months ended June 30, 2023, mainly driven by losses on the sale of debt securities available for sale, and marketable equity securities not held for trading; (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense was $137.2 million in the six months ended June 30, 2023, an increase of $14.2 million, or 11.5%, compared to $123.1 million in the same period in 2022, mainly due to higher salary and employee benefits, other operating expenses, professional and other service fees, FDIC assessments and insurance expenses, depreciation and amortization expense, telecommunication and data processing expenses, and advertising expenses. These increases were partially offset by: (i) a decrease of $5.3 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (ii) lower loan-level derivative expenses; (iii) lower occupancy and equipment expenses; (iv) lower other real estate owned and repossessed assets expense, and (v) the absence of valuation allowance of $0.2 million in the first half of 2022 related to the change in fair value of New York loans held for sale. See “Noninterest Expense” for more details.

In the six months ended June 30, 2023 and 2022, noninterest expense included non-routine items of $16.8 million and $14.6 million, respectively. Non-routine items in noninterest expense include $12.1 million and $11.2 million of restructuring costs in the three months ended June 30, 2023 and 2022, respectively. Other non-routine items in noninterest expense in the six months ended June 30, 2023 included a $2.0 million impairment charge on an investment carried at cost and included as part of other assets, and a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities compared to the six months ended June 30, 2022 which included a $3.2 million valuation expense related to the fair value adjustment of an OREO property in New York and $0.2 million valuation expense related to the change in fair value of New York loans held for sale). See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the six months ended June 30, 2023 and 2022, the Company incurred noninterest expenses of $7.9 million and $7.1 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2023 and 2022. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,068,034	$119,570	6.79%	$5,635,147	$61,514	4.38%
Debt securities available for sale (3) (4)	1,041,039	10,397	4.01%	1,113,994	7,614	2.74%
Debt securities held to maturity (5)	236,297	1,976	3.35%	177,483	981	2.22%
Debt securities held for trading	262	3	4.59%	101	1	3.97%
Equity securities with readily determinable fair value not held for trading	27	—	—%	12,407	—	—%
Federal Reserve Bank and FHLB stock	52,917	857	6.50%	49,476	539	4.37%
Deposits with banks	379,123	5,694	6.02%	224,751	518	0.92%
Total interest-earning assets	8,777,699	138,497	6.33%	7,213,359	71,167	3.96%
Total non-interest-earning assets (6)	710,404			635,871
Total assets	$9,488,103			$7,849,230

	Three Months Ended June 30,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,641,746	$16,678	2.53%	$1,654,232	$1,034	0.25%
Money market	1,169,047	9,401	3.23%	1,262,566	1,351	0.43%
Savings	287,493	36	0.05%	318,967	14	0.02%
Total checking and saving accounts	4,098,286	26,115	2.56%	3,235,765	2,399	0.30%
Time deposits	2,045,747	18,528	3.63%	1,256,112	4,503	1.44%
Total deposits	6,144,033	44,643	2.91%	4,491,877	6,902	0.62%
Securities sold under agreements to repurchase	60	1	6.68%	60	—	—%
Advances from the FHLB (7)	828,301	7,621	3.69%	867,573	3,341	1.54%
Senior notes	59,330	941	6.36%	59,013	942	6.40%
Subordinated notes	29,348	362	4.95%	29,178	361	4.96%
Junior subordinated debentures	64,178	1,052	6.57%	64,178	676	4.22%
Total interest-bearing liabilities	7,125,250	54,620	3.07%	5,511,879	12,222	0.89%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,332,189			1,309,520
Accounts payable, accrued liabilities and other liabilities	283,653			283,721
Total non-interest-bearing liabilities	1,615,842			1,593,241
Total liabilities	8,741,092			7,105,120
Stockholders’ equity	747,011			744,110
Total liabilities and stockholders' equity	$9,488,103			$7,849,230
Excess of average interest-earning assets over average interest-bearing liabilities	$1,652,449			$1,701,480
Net interest income		$83,877			$58,945
Net interest rate spread			3.26%			3.07%
Net interest margin (8)			3.83%			3.28%
Cost of total deposits (9)			2.40%			0.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.19%			130.87%
Average non-performing loans/ Average total loans	0.54%			0.56%

	Six Months Ended June 30,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$6,985,153	$228,071	6.58%	$5,564,362	$117,852	4.27%
Debt securities available for sale (3) (4)	1,049,886	20,568	3.95%	1,142,087	14,992	2.65%
Debt securities held to maturity (5)	238,450	4,088	3.46%	146,243	1,684	2.32%
Debt securities held for trading	141	4	5.72%	68	2	5.93%
Equity securities with readily determinable fair value not held for trading	2,443	—	—%	6,885	—	—%
Federal Reserve Bank and FHLB stock	55,346	1,872	6.82%	50,485	1,085	4.33%
Deposits with banks	341,168	9,024	5.33%	241,893	650	0.54%
Total interest-earning assets	8,672,587	263,627	6.13%	7,152,023	136,265	3.84%
Total non-interest-earning assets (6)	725,675			626,501
Total assets	$9,398,262			$7,778,524
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,493,009	$29,533	2.39%	$1,605,626	$1,324	0.17%
Money market	1,250,801	17,281	2.79%	1,257,955	2,084	0.33%
Savings	293,464	83	0.06%	322,027	26	0.02%
Total checking and saving accounts	4,037,274	46,897	2.34%	3,185,608	3,434	0.22%
Time deposits	1,907,443	31,362	3.32%	1,275,587	8,784	1.39%
Total deposits	5,944,717	78,259	2.65%	4,461,195	12,218	0.55%
Securities sold under agreements to repurchase	30	1	6.72%	30	—	—%
Advances from the FHLB (7)	893,484	14,384	3.25%	892,170	5,822	1.32%
Senior notes	59,290	1,883	6.40%	58,974	1,884	6.44%
Subordinated notes	29,327	723	4.97%	18,375	449	4.93%
Junior subordinated debentures	64,178	2,167	6.81%	64,178	1,302	4.09%
Total interest-bearing liabilities	6,991,026	97,417	2.81%	5,494,922	21,675	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,354,951			1,254,948
Accounts payable, accrued liabilities and other liabilities	310,716			257,559
Total non-interest-bearing liabilities	1,665,667			1,512,507
Total liabilities	8,656,693			7,007,429
Stockholders’ equity	741,569			771,095
Total liabilities and stockholders' equity	$9,398,262			$7,778,524
Excess of average interest-earning assets over average interest-bearing liabilities	$1,681,561			$1,657,101
Net interest income		$166,210			$114,590
Net interest rate spread			3.32%			3.04%
Net interest margin (8)			3.86%			3.23%
Cost of total deposits (9)			2.16%			0.43%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.05%			130.16%
Average non-performing loans/ Average total loans	0.50%			0.63%

__________________
(1) Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $84.6 million and $55.9 million in the three months ended June 30, 2023 and 2022, respectively, and $83.0 million and $61.7 million in the six months ended June 30, 2023 and 2022, respectively. The average balance of total loans held for sale was $85.1 million and $112.2 million in the three months ended June 30, 2023 and 2022, respectively, and $75.8 million and $123.6 million in the six months ended June 30, 2023 and 2022, respectively.

(2)    Includes average non-performing loans of $38.5 million and $32.7 million for the three months ended June 30, 2023 and 2022, respectively, and $35.2 million and $36.0 million in the six months ended June 30, 2023 and 2022, respectively. Interest income that would have been recognized on outstanding non-performing loans at June 30, 2023 and 2022 was $0.8 million and $0.1 million in the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.6 million in the six months ended June 30, 2023 and 2022, respectively.
(3)    Includes the average balance of accumulated net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average accumulated net unrealized losses of $106.7 million and $58.0 million in the three months ended June 30, 2023 and 2022, respectively, and $105.8 million and $28.0 million in the six months ended June 30, 2023 and 2022, respectively.
(4)    Includes nontaxable securities with average balances of $19.5 million and $14.8 million for the three months ended June 30, 2023 and 2022, respectively, and $19.4 million and $15.7 million in the six months ended June 30, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.53% and 2.97% for the three months ended June 30, 2023 and 2022, respectively, and 4.59% and 2.85% for the six months ended June 30, 2023 and 2022, respectively. In 2023 and 2022, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $50.1 million and $42.7 million for the three months ended June 30, 2023 and 2022, respectively, and $50.4 million and $43.4 million in the six months ended June 30, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.16% and 3.31% for the three months ended June 30, 2023 and 2022, respectively, and 4.18% and 3.22% for the six months ended June 30, 2023 and 2022, respectively. In 2023 and 2022, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Net Interest Income
Three Months Ended June 30, 2023 and 2022
In the three months ended June 30, 2023, net interest income was $83.9 million, an increase of $24.9 million, or 42.3%, from $58.9 million in the same period of 2022. This was primarily driven by: (i) an increase of 237 basis points in the yield on total interest earning assets, and (ii) increases of $1.4 billion, or 25.4%, $154.4 million, or 68.7%, and $58.8 million, or 33.1%, in the average balance of loans, interest earnings deposits with banks and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures, and (ii) higher average balance of total deposits, mainly time deposits and interest bearing demand deposits, and (iii) a decrease of $73.0 million, or 6.5% in the average balance of debt securities available for sale. The increase in average yields on interest earning assets includes the effect of 475 basis points in the Federal Reserve’s benchmark interest rate since the end of the first quarter of 2022. Net interest margin was 3.83% in the three months ended June 30, 2023, an increase of 55 basis points from 3.28% in the three months ended June 30, 2022. See discussions further below for more details.
During the second quarter of 2023, our asset sensitive position enabled us to offset, via repricing of variable-rate loans, the incremental cost of deposits and borrowings we recorded during the second quarter of 2023. In addition, we had higher average balance of loans in the second quarter of 2023 compared to the same period last year. See discussions further below for more details.
Interest Income
Total interest income was $138.5 million in the three months ended June 30, 2023, an increase of $67.3 million, or 94.6%, compared to $71.2 million for the same period of 2022. This was primarily driven by a 237 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $1.4 billion, or 25.4%, $154.4 million, or 68.7%, and $58.8 million, or 33.1%, in the average balance of loans, interest earnings deposits with banks and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $73.0 million, or 6.5%, in the average balance of debt securities available for sale.

Interest income on loans in the three months ended June 30, 2023 was $119.6 million, an increase of $58.1 million, or 94.4%, compared to $61.5 million in the same period last year, primarily due to: (i) a 241 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $1.4 billion, or 25.4%, in the average balance of loans. The increase in average yields and volumes also includes the effect of higher-yielding consumer loans purchased under indirect lending programs throughout 2022. In addition, the increase in the average balance of loans includes: (i) originations of CRE and owner-occupied loans; (ii) originations and purchases of single-family residential and construction loans through Amerant Mortgage; (iii) originations of commercial loans, including loans and leases under a new white label equipment finance solution launched in the second quarter of 2022 and other specialty finance loans, and (iv) originations of consumer loans under a separate white label program. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $10.4 million in the three months ended June 30, 2023, an increase of $2.8 million, or 36.6%, compared to $7.6 million in the same period of 2022. This was mainly due to an increase of 127 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $73.0 million, or 6.5%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout 2022 and the first half of 2023. In the three months ended June 30, 2023, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $106.7 million compared to $58.0 million in the same period last year. As of June 30, 2023, corporate debt securities comprised 24.5% of the available-for-sale portfolio, down from 29.7% at June 30, 2022.
As of June 30, 2023, floating rate investments represent 15.4% of our total investment portfolio compared to 15.3% at June 30, 2022. In addition, the overall duration increased to 5.1 years at June 30, 2023 from 4.9 years at June 30, 2022, as the model anticipates longer duration due to recent higher mortgage rates and therefore slower prepayments.
Interest income on debt securities held to maturity was $2.0 million in the three months ended June 30, 2023, an increase of $1.0 million, or 101.4%, compared to $1.0 million in the same period of 2022. This was mainly due to an increase of $58.8 million, or 33.1% in the average balance of these securities. In addition, there was an increase of 113 basis points in average yields, primarily driven by higher market rates.

Interest Expense
Interest expense was $54.6 million in the three months ended June 30, 2023, an increase of $42.4 million, or 346.9%, compared to $12.2 million in the same period of 2022. This was primarily due to: (i) higher cost of total deposits, advances from FHLB and junior subordinated debentures. In addition, there was an increase of $1.6 billion, or 29.3%, in the average balance of total interest bearing liabilities, mainly time deposits and interest bearing demand deposits.
Interest expense on interest-bearing deposits was $44.6 million in the three months ended June 30, 2023, an increase of $37.7 million, or 546.8%, compared to $6.9 million for the same period of 2022. This was mainly driven by an increase of 229 basis points in the average rates paid on total deposits, and an increase of $1.7 billion, or 36.8%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $14.0 million, or 311.5%, in the three months ended June 30, 2023 compared to the same period in 2022. This was mainly due to an increase of 219 basis points in the average cost of total time deposits. In addition, there was an increase of $789.6 million, or 62.9%, in the average balance of these deposits, including $391.9 million and $397.6 million in the average balance of brokered time deposits and customer certificate of deposits (“CDs”), respectively.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $23.7 million, or 988.6% in the three months ended June 30, 2023 compared to the same period one year ago, mainly due to an increase of 226 basis points in the average costs on these deposits. In addition, there was an increase of $862.5 million, or 26.7% in the average balance of total interest bearing checking and savings accounts in the three months ended June 30, 2023 compared to the same period in 2022. This was mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers as well as new large customer relationships throughout 2022 and the six months ended June 30, 2023, and (iii) increased reciprocal deposits in the first half of 2023. These increases were partially offset by a decrease of $168.4 million, or 7.8%, in the average balance of international accounts, including a decrease of $233.0 million, or 13.1%, in international personal accounts, partially offset by an increase of $65.6 million, or 17.1%, in international commercial accounts. In addition, there was a decline of $36.5 million in the average balance of third-party interest-bearing domestic brokered deposits in the three months ended June 30, 2023 compared to the same period in 2022.
Interest expense on advances from the FHLB increased $4.3 million, or 128.1%, in the three months ended June 30, 2023 compared to the same period of 2022, primarily driven by an increase of 215 basis points in the average rate paid on these borrowings. This was partially offset by a decline of $39.3 million, or 4.5%, in the average balance on this funding source. In the first half of 2023, the Company borrowed $1.1 billion, and repaid $1.2 billion of advances from the FHLB, including early repayments. See “Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.
Interest expense on junior subordinated debentures increased $0.4 million, or 55.6%, in the three months ended June 30, 2023 compared to the same period of 2022, primarily driven by an increase of 235 basis points in the average rate paid on these borrowings.
Six Months Ended June 30, 2023 and 2022

In the six months ended June 30, 2023, net interest income was $166.2 million, an increase of $51.6 million, or 45.0%, from $114.6 million in the same period of 2022. This was primarily driven by: (i) an increase of 229 basis points in the yield on total interest earning assets, and (ii) $1.4 billion, or 25.5%, $99.3 million, or 41.0% and $92.2 million, or 63.1%, in the average balance of loans, interest earning deposits with banks, and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, primarily time and interest bearing demand deposits; (iii) lower average balance of debt securities available for sale, and (iv) the cost of the Subordinated Notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of 475 basis points in the Federal Reserve’s benchmark interest rate since the end of the first quarter of 2022. Net interest margin was 3.86% in the six months ended June 30, 2023, an increase of 63 basis points from 3.23% in the six months ended June 30, 2022. See discussions further below for more details.

Interest Income
Total interest income was $263.6 million in the six months ended June 30, 2023, an increase of $127.4 million, or 93.5%, compared to $136.3 million for the same period of 2022. This was primarily driven by a 229 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $1.4 billion, or 25.5%, $99.3 million, or 41.0% and $92.2 million, or 63.1%, in the average balance of loans, interest earning deposits with banks, and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $92.2 million, or 8.1%, in the average balance of debt securities available for sale.

Interest income on loans in the six months ended June 30, 2023 was $228.1 million, an increase of $110.2 million, or 93.5%, compared to $117.9 million in the same period last year, primarily due to: (i) a 231 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $1.4 billion, or 25.5%, in the average balance of loans. The increase in the average balance of loans includes: (i) originations of CRE and owner-occupied loans; (ii) originations and purchases of single-family residential and construction loans through Amerant Mortgage; (iii) originations of commercial loans, including loans and leases under a new white label equipment finance solution launched in the second quarter of 2022 and other specialty finance loans, and (iv) originations of consumer loans under a separate white label program. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $20.6 million in the six months ended June 30, 2023, an increase of $5.6 million, or 37.2%, compared to $15.0 million in the same period of 2022. This was mainly due to an increase of 130 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $92.2 million, or 8.1%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout 2022 and the first half of 2023. In the six months ended June 30, 2023, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $105.8 million compared to $28.0 million in the same period last year.
Interest income on debt securities held to maturity was $4.1 million in the six months ended June 30, 2023, an increase of $2.4 million, or 142.8%, compared to $1.7 million in the same period of 2022. This was mainly due to an increase of $92.2 million, or 63.1%, in the average balance of these securities. In addition, there was an increase of 114 basis points in average yields, primarily driven by higher market rates.

Interest Expense

Interest expense was $97.4 million in the six months ended June 30, 2023, an increase of $75.7 million, or 349.4%, compared to $21.7 million in the same period of 2022. This was primarily due to: (i) higher cost of total deposits, advances from FHLB and junior subordinated debentures. In addition, there was an increase of $1.5 billion, or 27.23%, in the average balance of total interest bearing liabilities, mainly time deposits and interest bearing demand deposits, and subordinated notes as these were issued in March 2022.
Interest expense on interest-bearing deposits was $78.3 million in the six months ended June 30, 2023, an increase of $66.0 million, or 540.5%, compared to $12.2 million for the same period of 2022. This was mainly driven by an increase of 210 basis points in the average rates paid on total deposits, and an increase of $1.5 billion, or 33.3%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $22.6 million, or 257.0%, in the six months ended June 30, 2023 compared to the same period in 2022. This was mainly due to an increase of 193 basis points in the average cost of total time deposits. In addition, there was an increase of $631.9 million, or 49.5%, in the average balance of these deposits, including $358.5 million and $286.1 million in brokered time deposits and customer certificate of deposits (“CDs”), respectively. The increase in the average balance of time deposits was partially offset by a decline of $12.7 million in online deposits.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $43.5 million in the six months ended June 30, 2023 to $46.9 million compared to $3.4 million in the same period one year ago. This increase was primarily due to an increase of 212 basis points in the average costs on these deposits. In addition, there was an increase of $851.7 million, or 26.7% in the average balance of total interest bearing checking and savings accounts in the six months ended June 30, 2023 compared to the same period in 2022. This was mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers as well as new large customer relationships throughout 2022 and the six months ended June 30, 2023, and (iii) increased reciprocal deposits in the first half of 2023. These increases were partially offset by a decrease of $147.9 million, or 6.9%, in the average balance of international accounts, including a decrease of $197.0 million, or 11.1%, in international personal accounts, partially offset by an increase of $49.0 million, or 12.9%, in international commercial accounts. In addition, there was a decline of $39.5 million in the average balance of third-party interest-bearing domestic brokered deposits in the six months ended June 30, 2023 compared to the same period in 2022.
Interest expense on advances from the FHLB increased $8.6 million, or 147.1%, in the six months ended June 30, 2023 compared to the same period of 2022, primarily driven by an increase of 193 basis points in the average rate paid on these borrowings. See “Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.
On March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due on March 15, 2032. The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. In the six months ended June 30, 2023 and 2022, interest expense on these subordinated notes was $0.7 million and $0.4 million, respectively. See the 2022 Form 10-K for additional information.
Interest expense on junior subordinated debentures increased $0.9 million, or 66.4%, in the six months ended June 30, 2023 compared to the same period of 2022, primarily driven by an increase of 272 basis points in the average rate paid on these borrowings.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
		(1)		(1)
Balance at the beginning of the period	$84,361	$75,450	$83,500	$69,899
Cumulative effect of adoption of accounting principle (1)	—	—	—	18,674
Charge-offs
Domestic Loans:
Real estate loans
Single-family residential	(7)	—	(39)	(10)
Commercial	(1,452)	(4,605)	(9,427)	(7,880)
Consumer and others	(7,626)	(915)	(13,945)	(1,948)
	(9,085)	(5,520)	(23,411)	(9,838)

International Loans (2):
Real estate loans
Single-family residential	—	—	—	(4)
Consumer and others	—	—	(3)	—
	—	—	(3)	(4)
Total Charge-offs	$(9,085)	$(5,520)	$(23,414)	$(9,842)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$116	$—	$116	$—
Land development and construction loans	24	10	163	14
	140	10	279	14
Single-family residential	33	76	49	110
Commercial	405	1,058	3,551	1,259
Consumer and others	384	2	385	132
	962	1,146	4,264	1,515
International Loans (2):
Commercial	640	338	827	437
Consumer and others	1	12	2	18
	641	350	829	455
Total Recoveries	$1,603	$1,496	$5,093	$1,970

Net charge-offs	(7,482)	(4,024)	(18,321)	(7,872)
Provision for (reversal of) credit losses (1)	29,077	(951)	40,777	(10,226)
Balance at the end of the period	$105,956	$70,475	$105,956	$70,475
__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)     Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended June 30, 2023 and 2022
The Company recorded a provision for credit losses of $29.1 million in the three months ended June 30, 2023, compared to a release from the ACL of $1.0 million in the same period last year. During the second quarter of 2023, the provision for credit losses includes $15.7 million in additional reserve requirements for loan charge-offs and credit quality ($8.6 million related to a downgraded multi-family residential CRE loan in New York City), $1.4 million to account for loan growth in the quarter and $12.0 million to reflect updated macro economic factors.
During the three months ended June 30, 2023, charge-offs increased $3.6 million, or 64.6%, compared to the same period of the prior year. In the three months ended June 30, 2023, charge-offs included $7.6 million related to multiple consumer loans, primarily purchased indirect consumer loans, and $1.5 million related to multiple commercial loans. In the three months ended June 30, 2022, charge-offs included: (i) $4.1 million related to two commercial loans, primarily including $3.6 million related to a loan relationship with a Miami-based U.S. coffee trader (“the Coffee Trader”), and (ii) an aggregate of $0.9 million in consumer loans. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.42% in the second quarter of 2023, compared to 0.29% in the second quarter of 2022. See the 2022 Form 10-K for more information on charge-offs for the year ended December 31, 2022.
During the three months ended June 30, 2023 and 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months, to support current ACL levels. No additional provision for credit losses were deemed necessary as a result of these valuations.

We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.
Six Months Ended June 30, 2023 and 2022

The Company recorded a provision for credit losses of $40.8 million in the six months ended June 30, 2023, compared to a release from the ACL of $10.2 million in the same period last year. In the first half of 2023, the provision for credit losses includes $23.2 million in additional reserve requirements for loan charge-offs and credit quality, $3.6 million to account for loan growth in the quarter and $14.0 million to reflect updated macro economic factors.
During the six months ended June 30, 2023, charge-offs increased $13.6 million, or 137.9%, compared to the same period of the prior year. In the six months ended June 30, 2023, charge-offs included: (i) $6.5 million related to an equipment-financing commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023 and subsequently sold in the second quarter of 2023; (ii) $13.9 million related to multiple consumer loans, primarily purchased indirect consumer loans, and (iii) $2.9 million in connection with multiple commercial and real estate loans. Charge-offs in the first half of 2023, were partially offset primarily by a $2.7 million recovery from the Coffee Trader charged-off last year. In the six months ended June 30, 2022, charge-offs included: (i) $7.4 million related to four commercial loans, including $3.6 million related to the Coffee Trader and $2.5 million related to a nonaccrual loan paid off during the period, and (ii) an aggregate of $1.9 million in consumer loans. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.53% in the first half of 2023, compared to 0.29% in the first half of 2022.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$4,944	18.6%	$4,577	35.4%	$367	8.0%
Brokerage, advisory and fiduciary activities	4,256	16.0%	4,439	34.3%	(183)	(4.1)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	1,429	5.4%	1,334	10.3%	95	7.1%
Cards and trade finance servicing fees	562	2.1%	508	3.9%	54	10.6%
Loan-level derivative income (2)	476	1.8%	1,009	7.8%	(533)	(52.8)%
Gain on early extinguishment of FHLB advances, net	13,440	50.5%	2	—%	13,438	NM
Derivative gains, net (3)	242	0.9%	855	6.6%	(613)	(71.7)%
Securities losses, net (4)	(1,237)	(4.7)%	(2,602)	(20.1)%	1,365	(52.5)%
Other noninterest income (5)	2,507	9.4%	2,809	21.8%	(302)	(10.8)%
Total noninterest income	$26,619	100.0%	$12,931	100.0%	$13,688	105.9%

	Six Months Ended June 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$9,899	21.5%	$9,197	34.1%	$702	7.6%
Brokerage, advisory and fiduciary activities	8,438	18.4%	9,035	33.5%	(597)	(6.6)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	2,841	6.2%	2,676	9.9%	165	6.2%
Cards and trade finance servicing fees	1,095	2.4%	1,098	4.1%	(3)	(0.3)%
Loan-level derivative income (2)	2,547	5.5%	4,161	15.4%	(1,614)	(38.8)%
Gain (loss) on early extinguishment of FHLB advances, net	26,613	57.9%	(712)	(2.6)%	27,325	NM
Derivative gains (losses), net (3)	256	0.6%	(490)	(1.8)%	746	(152.2)%
Securities losses, net (4)	(10,968)	(23.9)%	(1,833)	(6.8)%	(9,135)	498.4%
Other noninterest income (5)	5,241	11.4%	3,824	14.2%	1,417	37.1%
Total noninterest income	$45,962	100.0%	$26,956	100.0%	$19,006	70.5%

___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $0.1 million and $2.0 million in the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $3.1 million in the six months ended June 30, 2023 and 2022, respectively, which are included as part of noninterest expenses under loan-level derivative expense.
(3)    Net unrealized gains and losses related to uncovered interest rate caps with clients.
(4)    Includes net loss on sale of debt securities available for sale of $1.2 million in the three months ended June 30, 2023, and net loss and gain on the sale of debt securities available for sale of $10.8 million and $49 thousand in the six months ended June 30, 2023 and 2022, respectively. There were no gains or losses on the sale of debt securities available for sale in the three months ended June 30, 2022. In addition, includes unrealized losses of $2.6 million and $1.9 million in the three and six month periods ended June 30, 2022, respectively, related to the change in fair value of equity securities with readily available fair value not held for trading which are recorded in results of the period. There were no significant unrealized losses related to equity securities with readily available fair value not held for trading in the three and six month periods ended June 30, 2023. Also, in the three months ended June 30, 2023, the Company sold all of its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

(5)    Includes mortgage banking revenue of $1.6 million and $2.4 million in the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $3.1 million in the six months ended June 30, 2023 and 2022, respectively, related to Amerant Mortgage. Mortgage banking revenue primarily consisting of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
NM - means not meaningful

Three Months Ended June 30, 2023 and 2022
Total noninterest income increased $13.7 million, or 105.9%, in the three months ended June 30, 2023, compared to the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) lower losses on securities, and (iii) higher deposit and service fees. These increases were partially offset by: (i) a decrease of $0.6 million in net unrealized gains on derivative valuation related to interest rate caps with clients; (ii) lower loan-level derivative income; (iii) lower other noninterest income, and (iv) lower brokerage, advisory and fiduciary fees.

In the three months ended June 30, 2023, the Company recorded a net gain of $13.4 million on the early repayment of approximately $355 million of advances from the FHLB. These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies. There were no significant gains or losses in connection with the early termination of advances from the FHLB in the three months ended June 30, 2022.

Deposits and service fees increased $0.4 million, or 8.0%, in the three months ended June 30, 2023 compared to the same period last year, primarily due to higher service charge fee income as well as higher wire transfer fees.

Loan-level derivative income decreased $0.5 million, or 52.8%, in the three months ended June 30, 2023 compared to the same period in 2022, mainly driven by a lower volume of interest rate swap transactions with clients.

Other noninterest income decreased $0.3 million, or 10.8%, in the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by a decrease of $0.8 million or 33.9% in mortgage banking income.This was partially offset by new rental income from operating leases of approximately $0.4 million in the three months ended June 30, 2023.

Brokerage, advisory and fiduciary activities decreased $0.2 million, or 4.1%, in the three months ended June 30, 2023 compared to the same period last year. This was primarily driven by lower brokerage fees as a result of lower equity trading volumes and commissions.

Our AUM totaled $2.15 billion at June 30, 2023, an increase of $151.8 million, or 7.6%, from $2.0 billion at December 31, 2022, primarily driven by increased market valuations as well as net new assets as we continue to execute on our relationship-focused strategy.

Six Months Ended June 30, 2023 and 2022

Total noninterest income increased $19.0 million, or 70.5%, in the six months ended June 30, 2023, compared to the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other noninterest income; (iii) higher net unrealized gains on derivative valuation related to interest rate caps with clients, and (iv) higher deposit and service fees. These increases were partially offset by: (i) net losses on the sale of certain securities totaling $11.0 million in the six months ended June 30, 2023, mainly driven by losses on the sale of certain debt securities available for sale, and marketable equity securities not held for trading; (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees.

In the six months ended June 30, 2023, the Company recorded net gains of $26.6 million on the early repayment of approximately $920 million of advances from the FHLB. In the six months ended June 30, 2022, the Company recorded a net loss of $0.7 million on the early extinguishment of approximately $180 million of advances from the FHLB. These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies.

Other noninterest income increased $1.4 million, or 37.1%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by: (i) an increase of $0.3 million or 11.3% in mortgage banking income compared to the first half of 2022; (ii) new rental income from operating leases in the first half of 2023, and (iii) higher income from foreign currency exchange transactions with customers.

Deposits and service fees increased $0.7 million, or 7.6%, in the six months ended June 30, 2023 compared to the same period last year, primarily due to higher service charge fee income as well as higher wire transfer fees.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company received proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of comprehensive (loss) income. Additionally, on March 27, 2023, the Company sold one corporate debt security held for sale issued by Signature Bank, N.A in an open market transaction. In the three months ended March 31, 2023, the Company realized a pretax loss on sale of approximately $9.5 million in connection with this transaction which is recorded in the consolidated statement of comprehensive (loss) income. See “Securities” for additional information.

Loan-level derivative income decreased $1.6 million, or 38.8%, in the six months ended June 30, 2023 compared to the same period in 2022, mainly driven by a lower volume of interest rate swap transactions with clients.

Brokerage, advisory and fiduciary activities decreased $0.6 million, or 6.6%, in the six months ended June 30, 2023 compared to the same period last year. This was primarily driven by: (i) lower brokerage fees as a result of lower equity trading volumes/commissions and trailer fees, and (ii) lower advisory fees mainly as result of lower trailer fees. These decreases were partially offset by higher fixed income trading revenue.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$34,247	47.2%	$30,212	48.5%	$4,035	13.4%
Professional and other services fees (2)	7,415	10.2%	4,734	7.6%	2,681	56.6%
Occupancy and equipment (3)	6,737	9.3%	7,760	12.5%	(1,023)	(13.2)%
Telecommunications and data processing (4)	5,027	6.9%	3,214	5.2%	1,813	56.4%
Advertising expenses	4,332	6.0%	3,253	5.2%	1,079	33.2%
FDIC assessments and insurance	2,739	3.8%	1,526	2.5%	1,213	79.5%
Other real estate owned and repossessed assets expense, net (5) (6)	2,431	3.4%	3,174	5.1%	(743)	(23.4)%
Depreciation and amortization (7)	2,275	3.1%	1,294	2.1%	981	75.8%
Contract termination costs (8)	1,550	2.1%	2,802	4.5%	(1,252)	(44.7)%
Loan-level derivative expense (9)	110	0.2%	2,012	3.2%	(1,902)	(94.5)%
Loans held for sale valuation expense (reversal) (10)	—	—%	(300)	(0.5)%	300	(100.0)%
Other operating expenses (11)	5,637	7.8%	2,560	4.1%	3,077	120.2%
Total noninterest expenses (12)	$72,500	100.0%	$62,241	100.0%	$10,259	16.5%

	Six Months Ended June 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$69,123	50.4%	$60,615	49.3%	$8,508	14.0%
Professional and other services fees (2)	15,043	11.0%	10,873	8.8%	4,170	38.4%
Occupancy and equipment (3)	13,535	9.9%	14,485	11.8%	(950)	(6.6)%
Telecommunications and data processing (4)	8,091	5.9%	7,252	5.9%	839	11.6%
Advertising expenses	6,918	5.0%	6,225	5.1%	693	11.1%
FDIC assessments and insurance	5,476	4.0%	2,922	2.4%	2,554	87.4%
Other real estate owned and repossessed assets expense, net (5)(6)	2,431	1.8%	3,174	2.6%	(743)	(23.4)%
Depreciation and amortization (7)	3,567	2.6%	2,446	2.0%	1,121	45.8%
Contract termination costs (8)	1,550	1.1%	6,814	5.5%	(5,264)	(77.3)%
Loan-level derivative expense (9)	1,710	1.3%	3,055	2.5%	(1,345)	(44.0)%
Loans held for sale valuation expense (10)	—	—%	159	0.1%	(159)	(100.0)%
Other operating expenses (11)	9,789	7.0%	5,039	4.0%	4,750	94.3%
Total noninterest expenses (12)	$137,233	100.0%	$123,059	100.0%	$14,174	11.5%
_______
(1)    Includes staff reduction costs of $2.2 million and $0.7 million in the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively, which consists of severance costs primarily related to organizational rationalization.
(2) In the three and six month periods ended June 30, 2023, includes expenses in connection with the engagement of FIS of $2.0 million and $4.6 million, respectively. In the six months ended June 30, 2022, includes: (i) $0.8 million in connection with the engagement of FIS; (ii) an aggregate of $0.3 million in connection with information technology projects and certain search and recruitment expenses, and (iii) $0.1 million of costs associated with the subleasing of the New York office space.

(3) In each of the three and six month periods ended June 30, 2023, includes $0.6 million related to ROU asset impairment in connection with the decision to close a branch in Miami, Florida in 2023. In addition, in the six month ended June 30, 2023, includes $0.5 million related to ROU asset impairment in connection with the closure of a branch in Houston, Texas in 2023. In each of the three and six month periods ended June 30, 2022, includes ROU asset impairment changes of $1.6 million in connection with the closure of a branch in Pembroke Pines, Florida in 2022.
(4) Includes a charge of $1.4 million in each of the three and six month periods ended June 30, 2023 related to the disposition of fixed assets due to the write off of in-development software .
(5)     In each of the three and six month periods ended June 30, 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million. In each of the three and six month periods ended June 30, 2022, includes $3.2 million related to the fair value adjustment related to one OREO property in New York. In addition, in each of the three and six month periods ended June 30, 2023, includes OREO rental income of $0.4 million. We had no OREO rental income in the three and six month periods ended June 30, 2022.
(6) In the three months ended June 30, 2023, other real estate owned (“OREO”) and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.
(7)    In each of the three and six month periods ended June 30, 2023, includes $0.9 million of the accelerated depreciation of leasehold improvements in connection with the decision to close a branch in Miami, Florida in 2023.
(8) Contract termination and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(9)    Includes service fees in connection with our loan-level derivative income generation activities.
(10)    Valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.
(11)    In each of the three and six months period ended June 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets. In addition, in all the periods shown, includes charitable contributions, community engagement, postage and courier expenses, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.
(12)    Includes $4.0 million and $3.7 million in the three months ended June 30, 2023 and 2022, respectively, and $7.9 million and $7.1 million in the six months ended June 30, 2023 and 2022, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.

Three Months Ended June 30, 2023 and 2022
Noninterest expense increased $10.3 million, or 16.5%, in the three months ended June 30, 2023 compared to the same period in 2022, mainly due to higher salary and employee benefits, other operating expenses, professional and other service fees, telecommunication and data processing expenses, FDIC assessments and insurance expenses, advertising expenses, and depreciation and amortization expenses. In addition, in the three months ended June 30, 2023, there was an increase in noninterest expenses compared to the same period last year resulting from the absence of a $0.3 million reversal from the valuation allowance related to the change in fair value of New York loans held for sale. These increases were partially offset by: (i) lower loan level-derivative expenses; (ii) a decrease of $1.3 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (iii) lower occupancy and equipment expenses, and (iv) lower other real estate owned and repossessed assets expense.

Salaries and employee benefits increased $4.0 million, or 13.4%, in the three months ended June 30, 2023 compared to the same period one year ago, mainly by: (i) salary increases mainly in connection with new hires during the first half of 2023, primarily in the mortgage banking area; (ii) higher severance expenses; (iii) higher commissions, and (iv) higher equity variable compensation in connection with the long term incentive program. These results were partially offset by: (i) decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts, and (ii) lower non-equity variable compensation. At June 30, 2023, our FTEs were 710, a net increase of 30 FTEs, or 4.4% compared to 680 FTEs at June 30, 2022.
Other operating expenses increased $3.1 million, or 120.2%, in the three months ended June 30, 2023, mainly driven by: (i) an impairment charge of $2.0 million related to an investment carried at cost in the second quarter of 2023, and (ii) higher indirect loan costs and loan servicing fees, and (iii) an aggregate increase in other smaller expenses.

Professional and other services fees increased $2.7 million, or 56.6%, in the three months ended June 30, 2023 compared to the same period last year, primarily driven by higher consulting and other professional fees in connection with the Company’s transition to our new technology provider.
Telecommunication and data processing expenses increased $1.8 million, or 56.4%, in the three months ended June 30, 2023 compared to the same period last year, primarily driven by: (i) a charge of $1.4 million in connection with the disposition of fixed assets due to the write off of in-development software in the second quarter of 2023, and (ii) higher computer software and technology support services.

FDIC assessments and insurance increased $1.2 million, or 79.5%, in the three months ended June 30, 2023 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.
Advertising expenses increased $1.1 million, or 33.2%, in the three months ended June 30, 2023 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams which advanced to the finals of their respective leagues.

Depreciation and amortization expenses increased $1.0 million, or 75.8%, in the three months ended June 30, 2023 compared to the same period last year mainly driven by $0.9 million of accelerated depreciation of leasehold improvements resulting from the decision to close of a branch in Miami, Florida in 2023.

Loan-level derivative expenses decreased $1.9 million, or 94.5%, in the three months ended June 30, 2023 compared to the same period last year, mainly driven by a lower volume of derivative transactions with clients.

Occupancy and equipment expenses decreased $1.0 million, or 13.2%, in the three months ended June 30, 2023 compared to the same period one year ago mainly driven by lower ROU asset impairment charges in connection with branch closures.

Other real estate owned and repossessed assets expense decreased $0.7 million, or 23.4%, in the three months ended June 30, 2023 compared to the same period last year, mainly driven by: (i) the absence of a fair value adjustment of $3.2 million in connection with an OREO property in New York in the second quarter of 2022, and (ii) new OREO rental income in the second quarter of 2023. This was partially offset by a loss on sale of repossessed assets in connection with equipment-financing activities of $2.6 million in the second quarter of 2023.

Six Months Ended June 30, 2023 and 2022

Noninterest expense increased $14.2 million, or 11.5%, in the six months ended June 30, 2023 compared to the same period in 2022, mainly due to higher salary and employee benefits, other operating expenses, professional and other service fees, FDIC assessments and insurance expenses, depreciation and amortization expense, telecommunication and data processing expenses, and advertising expenses. These increases were partially offset by: (i) a decrease of $5.3 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (ii) lower loan-level derivative expenses; (iii) lower occupancy and equipment expenses; (iv) lower other real estate owned and repossessed assets expense, and (v) the absence of valuation allowance of $0.2 million in the first half of 2022 related to the change in fair value of New York loans held for sale.

Salaries and employee benefits increased $8.5 million, or 14.0%, in the six months ended June 30, 2023 compared to the same period one year ago, mainly by: (i) salary increases mainly in connection with new hires during the first half of 2023, primarily in the mortgage banking area; (ii) higher non-equity variable compensation; (iii) severance expenses; (iv) higher commissions, and (v) higher equity variable compensation in connection with the long term incentive program . These results were partially offset by decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts.

Other operating expenses increased $4.8 million, or 94.3%, in the six months ended June 30, 2023, mainly driven by: (i) an impairment charge of $2.0 million related to an invesment carried at cost in the first half of 2023; (ii) higher indirect loan costs and loan servicing fees, and (iii) an aggregate increase in other smaller expenses.
Professional and other services fees increased $4.2 million, or 38.4%, in the six months ended June 30, 2023 compared to the same period last year, primarily driven by higher consulting and other professional fees in connection with the Company’s transition to our new technology provider.
FDIC assessments and insurance increased $2.6 million, or 87.4%, in the six months ended June 30, 2023 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Depreciation and amortization expenses increased $1.1 million, or 45.8%, in the six months ended June 30, 2023 compared to the same period last year mainly driven by $0.9 million of accelerated depreciation of leasehold improvements resulting from the decision to close a branch in Miami, Florida in 2023.

Telecommunication and data processing expenses increased $0.8 million, or 11.6%, in the six months ended June 30, 2023 compared to the same period last year, primarily driven a charge of $1.4 million in connection with the disposition of fixed assets due to the write off of in-development software in the first half of 2023. This increase was partially offset by lower computer software and technology support services.

Advertising expenses increased $0.7 million, or 11.1%, in the six months ended June 30, 2023 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams which advanced to the finals of their respective leagues.

Loan-level derivative expenses decreased $1.3 million, or 44.0%, in the six months ended June 30, 2023 compared to the same period last year, mainly driven by a lower volume of interest rate swap transactions with clients. This was partially offset by additional expenses in the first half of 2023 as a result of transitioning interest rate swap and cap contracts with clients from LIBOR to a new replacement index.
Occupancy and equipment expenses decreased $1.0 million, or 6.6%, in the six months ended June 30, 2023 compared to the same period one year ago mainly driven by: (i) lower ROU asset impairment charges, and (ii) lower equipment and maintenance repair costs.

Other real estate owned and repossessed assets expense decreased $0.7 million, or 23.4%, in the six months ended June 30, 2023 compared to the same period last year, mainly driven by: (i) the absence of a fair value adjustment of $3.2 million in connection with an OREO property in New York in the first half of 2022, and (ii) new OREO rental income in the first half of 2023. This was partially offset by a loss on sale of repossessed assets in connection with equipment-financing activities of $2.6 million in the first half of 2023.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022 (1)	2023 vs 2022		2023	2022 (1)	2023 vs 2022
(in thousands, except effective tax rates and percentages)
Income before income tax expense (1)	$8,919	$10,586	$(1,667)	(15.8)%	$34,162	$28,713	$5,449	19.0%
Income tax expense (1)	$1,873	$2,234	$(361)	(16.2)%	$7,174	$6,058	$1,116	18.4%
Effective income tax rate	21.00%	21.10%	(0.10)%	(0.5)%	21.00%	21.10%	(0.10)%	(0.5)%
__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.

In the second quarter of 2023, income tax expense decreased to $1.9 million from $2.2 million in the second quarter of 2022, mainly driven by lower income before income taxes in the second quarter of 2023 compared to the same period last year. In the first half of 2023, income tax expense increased to $7.2 million from $6.1 million in the first half of 2022, primarily driven by higher income before income taxes in the first half of 2023 compared to the same period last year.
As of June 30, 2023, the Company’s net deferred tax assets were $56.8 million, an increase of $8.1 million, or 16.6%, compared to $48.7 million as of December 31, 2022. This result was mainly driven by the net increase of $22.5 million in the allowance for credit losses recorded in the first half of 2023, which increased the related net deferred tax asset by $5.8 million in the first half of 2023. In addition, there was an increase of $1.9 million in connection with the $7.7 million in pretax net unrealized holding losses on debt securities available for sale during the six months ended June 30, 2023.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with Generally Accepted Accounting Principles (GAAP) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “tangible stockholders’ equity (book value) per common share”, “tangible common equity ratio, adjusted for unrealized losses on debt securities held to maturity”, and “tangible stockholders' equity (book value) per common share, adjusted for unrealized losses on debt securities held to maturity”. This supplemental information is not required by or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures” and they should not be considered in isolation or as a substitute for the GAAP measures presented herein.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2023, including the effect of non-core banking activities such as the sale of loans and securities and other repossessed assets, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, the early repayment of FHLB advances, impairment of investments, and other non-routine actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non-GAAP financial measures, as of the dates presented:

	Three Months Ended,		Six Months Ended,
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income attributable to Amerant Bancorp Inc. (1)	$7,308	$8,424	$27,494	$23,803
Plus: provision for credit losses (1)	29,077	(951)	40,777	(10,226)
Plus: provision for income tax expense (1)	1,873	2,234	7,174	6,058
Pre-provision net revenue (PPNR)	38,258	9,707	75,445	19,635
Plus: non-routine noninterest expense items	13,383	7,995	16,755	14,569
Less: non-routine noninterest income items	(12,445)	1,745	(15,901)	3,112
Core pre-provision net revenue (Core PPNR)	$39,196	$19,447	$76,299	$37,316
Non-routine noninterest income items:
Derivatives gains (losses), net	242	855	256	(490)
Securities losses, net	(1,237)	(2,602)	(10,968)	(1,833)
Gains (loss) on early extinguishment of FHLB advances, net	13,440	2	26,613	(712)
Loss on sale of loans	—	—	—	(77)
Total non-routine noninterest income items	$12,445	$(1,745)	$15,901	$(3,112)

Non-routine noninterest expense items
Restructuring costs (2):
Staff reduction costs (3)	2,184	674	2,397	1,439
Consulting and other professional fees (4)	2,060	80	4,750	1,326
Contract termination costs (5)	1,550	2,802	1,550	6,814
Disposition of fixed assets (6)	1,419	—	1,419	—
Branch closure expenses and related charges (7)	1,558	1,565	2,027	1,612
Digital transformation expenses	—	—	—	45
Total restructuring costs	$8,771	$5,121	$12,143	$11,236
Other non-routine noninterest expense items:
Loss on sale of repossessed assets and other real estate owned valuation expense (8)	2,649	3,174	2,649	3,174
Impairment charge on investment carried at cost (9)	1,963	—	1,963	—
Loans held for sale valuation (reversal) expense (10)	—	(300)	—	159
Total non-routine noninterest expense items	$13,383	$7,995	$16,755	$14,569
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
(3)    Staff reduction costs in the three and six month periods ended June 30, 2023 and 2022 consist of severance expenses related to organizational rationalization.
(4) In the three and six month periods ended June 30, 2023, includes expenses in connection with the engagement of our new technology provider of $2.0 million and $4.6 million, respectively. In the six months ended June 30, 2022, includes: (i) $0.8 million in connection with the engagement of FIS; (ii) an aggregate of $0.3 million in connection with information technology projects and certain search and recruitment expenses and (iii) $0.1 million of costs associated with the subleasing of the New York office space. There were no additional expenses related to the engagement of our new technology provider in the three months ended June 30, 2022.
(5)    Contract termination and related costs associated with third party vendors resulting from the engagement of our new technology provider.
(6) In the three and six month periods ended June 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software .
(7) In each of the three and six month periods ended June 30, 2023, includes expenses associated with the decision to close a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. In addition, the six months ended June 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023. In each of the three and six month periods ended June 30, 2022, includes ROU asset impairment changes of $1.6 million in connection with the closure of a branch in Pembroke Pines, Florida in 2022.

(8)    In the three and six month periods ended June 30, 2023, amounts represent the loss on sale of repossessed assets in connection with equipment-financing activities. In the three and six month periods ended June 30, 2022, amounts represent the fair value adjustment related to one OREO property in New York.
(9)    In each of the three and six months period ended June 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets.
(10) Fair value adjustment related to the New York loan portfolio held for sale carried at the lower of cost or fair value.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of June 30, 2023	As of December 31, 2022

Stockholders' equity	$720,956	$705,726
Less: goodwill and other intangibles (1)	(24,124)	(23,161)
Tangible common stockholders' equity	$696,832	$682,565
Total assets	9,519,526	9,127,804
Less: goodwill and other intangibles (1)	(24,124)	(23,161)
Tangible assets	$9,495,402	$9,104,643
Common shares outstanding	33,736,159	33,815,161
Tangible common equity ratio	7.34%	7.50%
Stockholders' book value per common share	$21.37	$20.87
Tangible stockholders' equity book value per common share	$20.66	$20.19

Tangible common stockholders' equity	$696,832	$682,565
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(18,503)	(18,234)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$678,329	$664,331
Tangible assets	$9,495,402	$9,104,643
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(18,503)	(18,234)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$9,476,899	$9,086,409
Common shares outstanding	33,736,159	33,815,161
Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	7.16%	7.31%
Tangible stockholders' book value per common share, adjusted for unrealized accumulated losses on debt securities held to maturity	$20.11	$19.65
(1)    Other intangible assets consist primarily of mortgage servicing rights (“MSRS”) of $1.3 million at June 30, 2023 and December 31, 2022, and are included in other assets in the Company’s consolidated balance sheets.
(2)    At June 30, 2023 and December 31, 2022, amounts were calculated based upon the fair value on debt securities held to maturity, and assuming a tax rate of 25.46% and 25.55%, respectively.

Financial Condition - Comparison of Financial Condition as of June 30, 2023 and December 31, 2022
Assets. Total assets were $9.5 billion as of June 30, 2023, an increase of $391.7 million, or 4.3%, compared to $9.1 billion at December 31, 2022. This result was primarily driven by increases of: (i) $274.9 million, or 4.0%, in total loans held for investment, net of the ACL, and loans held for sale; (ii) $154.5 million, or 53.2%, in cash and cash equivalents, (iii) $23.7 million, or 15.2%, in accrued interest receivable and other assets primarily driven by new OREO balances. These increases were partially offset by decreases of: (i) $51.4 million, or 3.8% in total securities, mainly debt securities available for sale, and (ii) $23.8 million, or 17.0%, in operating lease right-of-use assets resulting from the modification of a lease in the first quarter of 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets. See “Loan Quality” for more details on OREO and repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $445.1 million at June 30, 2023 from $290.6 million at December 31, 2022, primarily as a result of higher cash balances held at the Federal Reserve Bank which were $381 million and $228 million, respectively. At June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included restricted cash of $34.2 million and $42.2 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers.
Cash and cash equivalents used in operating activities were $7.8 million in the six months ended June 30, 2023, primarily driven by originations and purchases of mortgage loans held for sale during the period.
Net cash used in investing activities was $253.5 million during the six months ended June 30, 2023, mainly driven by: (i) a net increase in loans of $291.8 million, (ii) purchases of investment securities totaling $77.8 million, and (iii) net purchases of premises and equipment of $7.2 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $108.4 million; (ii) proceeds from sale of loans held for investment of $14.5 million, and (iii) proceeds from the sale of repossessed assets in connection with our equipment-financing activities of $2.5 million.

In the six months ended June 30, 2023, net cash provided by financing activities was $415.8 million. These activities included: (i) a net increase of $353.3 million in time deposits, and (ii) a net increase of $182.1 million in total demand, savings and money market deposit balances. These proceeds were partially offset by: (i) net repayments of FHLB advances of $110.4 million; (ii) $6.0 million of dividends declared and paid by the Company in the first half of 2023, and (iii) an aggregate $2.2 million in connection with the repurchase of shares of Class A common stock under a stock repurchase program launched in the first quarter of 2023. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances in the first half of 2023 and the stock repurchase programs.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2023	December 31, 2022
(in thousands, except percentages)
Total loans, gross (1)	$7,216,958	$6,919,632
Total loans, gross / total assets	75.8%	75.8%

Allowance for credit losses	$105,956	$83,500
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.48%	1.22%

Total loans, net (3)	$7,111,002	$6,836,132
Total loans, net / total assets	74.7%	74.9%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment and loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses. At June 30, 2023 and December 31, 2022, there were $49.9 million and $62.4 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities through its subsidiary Amerant Mortgage.
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

(in thousands)	June 30, 2023	December 31, 2022
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied (1)	$1,645,224	$1,615,716
Multi-family residential	764,712	820,023
Land development and construction loans	314,010	273,174
	2,723,946	2,708,913
Single-family residential (2)	1,236,217	1,048,396
Owner occupied	1,063,240	1,046,450
	5,023,403	4,803,759
Commercial loans (3)	1,540,423	1,338,157
Loans to depository institutions and acceptances (4)	13,332	13,292
Consumer loans and overdrafts (5) (6)	502,252	602,793
Total Domestic Loans	7,079,410	6,758,001

International Loans:
Real Estate Loans
Single-family residential (7)	49,640	54,449
Commercial loans	36,786	43,077
Consumer loans and overdrafts (8)	1,180	1,667
Total International Loans	87,606	99,193
Total Loans held for investment	$7,167,016	$6,857,194

__________________
(1)    As of June 30, 2023 and December 31, 2022, includes $140.7 million and $84.8 million, respectively, in specialty properties (marinas, nursing and residential care facilities, and other specialty type CRE properties).
(2)    As of June 30, 2023 and December 31, 2022, includes $247.0 million and $230.3 million, respectively, in single-family residential loans purchased by the Company through Amerant Mortgage.
(3)    As of June 30, 2023 and December 31, 2022, includes $625.4 million and $420.3 million, respectively, in specialty finance loans. These specialty finance loans include $47.7 million and $45.3 million at June 30, 2023 and December 31, 2022, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(4)    Mostly comprised of loans secured by cash or U.S. Government securities.
(5)    Includes customers’ overdraft balances totaling $1.2 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively.
(6)    Includes indirect lending loans purchased with an outstanding balance of $312.3 million and $433.3 million at June 30, 2023 and December 31, 2022, respectively. In addition, as of June 30, 2023 and December 31, 2022, includes $61.8 million and $43.8 million, respectively, in consumer loan originated under a white-label program. As of June 30, 2023 and December 31, 2022, the outstanding balance of indirect lending loans includes unamortized premiums paid of $6.2 million and $10.9 million, respectively.
(7)    Secured by real estate properties located in the U.S.
(8)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at June 30, 2023 and December 31, 2022 is depicted in the following table:

(in thousands)	June 30, 2023	December 31, 2022
Retail (1)	$700,530	$731,229
Multifamily	764,712	820,023
Office Space	352,655	342,248
Specialty (2)	140,669	84,791
Land and Construction	314,010	273,174
Hospitality	318,346	324,881
Industrial and Warehouse	133,024	132,567
Total CRE (3)	$2,723,946	$2,708,913
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $294 million at June 30, 2023 and $330 million at December 31, 2022.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	June 30, 2023	December 31, 2022
Loans held for sale at fair value
Land development and construction loans (1)	3,726	9,424
Single-family residential (2)	46,216	53,014
Total loans held for sale at fair value (3)(4)	49,942	62,438
_______________
(1) In the first half of 2023, the Company transferred approximately $13 million in land development and construction loans held for sale to the loans held for investment category.
(2) In the first half of 2023, the Company transferred approximately $64 million in single-family residential loans held for sale to the loans held for investment category.
(3)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(4)Remained current and in accrual status as of June 30, 2023 and December 31, 2022.

At June 30, 2023 and December 31, 2022, there were $49.9 million and $62.4 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value. In the six months ended June 30, 2023, in connection with mortgage loans held for sale, we originated and purchased approximately $189.9 million, and had proceeds of approximately $128.5 million, mainly from the sale of these loans.

As of June 30, 2023, total loans held for investment were $7.2 billion, up $309.8 million, or 4.5%, compared to $6.9 billion at December 31, 2022. Domestic loans held for investment increased $321.4 million, or 4.8%, as of June 30, 2023, compared to December 31, 2022. The increase in total domestic loans held for investment includes net increases of $202.3 million, or 15.1%, $187.8 million, or 17.9%, $16.8 million, or 1.6% and $15.0 million, or 0.6%, in domestic commercial loans, single-family residential loans, owner occupied loans and CRE loans respectively. These increases were partially offset by a decrease of $100.5 million, or 16.7%, in domestic consumer loans as the Company discontinued the purchases of indirect consumer loans in the first half of 2023 and such indirect lending portfolio is set to runoff over time.

The increase in our domestic loan portfolio held for investment in the six months ended June 30, 2023 includes the effect of: (i) originations of commercial loans, including $16.4 million of loans originated through a new white label equipment financing solution launched in the second quarter of 2022 as well as other specialty finance loans; (ii) originations of single-family residential loans; (iii) originations of CRE and owner-occupied loans; (iv) approximately $6.2 million of single-family residential loans purchased by the Company through its subsidiary Amerant Mortgage, and (v) originations of consumer loans of approximately $26.5 million through a new white-label program launched in the third quarter of 2022. These results were partially offset primarily by loan pay downs and payoffs during the period.

In the six months ended June 30, 2023, the Company has added approximately $200 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America, decreased $11.6 million, or 11.7%, in the six months ended June 30, 2023, mainly driven by decreases of (i) $6.3 million or 14.6%, in commercial loans, and (ii) $4.8 million or 8.8%, in single family residential loans, including a reduction of $4.6 million or 9.8%, in loans related to Venezuelan customers.

As of June 30, 2023, loans under syndication facilities, included in loans held for investment, were $402.7 million, an increase of $35.8 million, or 9.8%, compared to $367.0 million at December 31, 2022. This increase was primarily driven by an aggregate of $88.8 million in new loans and increased balance of existing loans, including: (i) $20.7 million of commercial loans primarily in the retail trade sector; (ii) $18.6 million in commercial loans in the accommodation and food services industry; (iii) $16.8 million in the finance and insurance industry; (iv) $14.2 million in food and apparel manufacturing; (v) $8.8 million in the professional, scientific, and technical services industry; (vi) $3.9 million in the administrative and support and waste management and remediation services industry, and (vii) other smaller loans. This was partially offset by the pay downs totaling $52.9 million, mainly $16.1 million in real estate loans, $10.9 million in construction loans, $7.1 million in food and apparel manufacturing, and other smaller paydowns related to loans in other industries. At June 30, 2023 and December 31, 2022, loans under syndication facilities include Shared National Credit facilities of $195 million and $143 million, respectively. As of June 30, 2023, syndicated loans that financed highly leveraged transactions were $6.0 million, or 0.1%, of total loans, compared to $8.5 million, or 0.1%, of total loans as of December 31, 2022.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2023		December 31, 2022
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$42,433	0.5%	$47,037	0.5%
Other (3)	45,173	0.5%	52,156	0.6%
Total	$87,606	1.0%	$99,193	1.1%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.6 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $42.4 million and $47.0 million as of June 30, 2023 and December 31, 2022, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the periods shown.

The maturities of our outstanding international loans were:

	June 30, 2023				December 31, 2022
	Less than 1 year	1-3 Years	More than 3 years	Total (1)	Less than 1 year	1-3 Years	More than 3 years	Total (1)
(in thousands)
Venezuela (2)	$2,078	$—	$40,355	$42,433	$3,507	$295	$43,235	$47,037
Other (3)	14,679	7,174	23,320	45,173	13,221	13,647	25,288	52,156
Total	$16,757	$7,174	$63,675	$87,606	$16,728	$13,942	$68,523	$99,193
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.6 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the periods shown.

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

	June 30, 2023		December 31, 2022
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$42,238	40.3%	$25,237	42.2%
Commercial	36,326	36.6%	25,483	34.7%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	26,411	21.7%	31,569	21.5%
	104,975	98.8%	82,289	98.6%

International Loans (2)
Commercial	300	0.5%	405	0.6%
Consumer and others (1)	681	0.7%	806	0.8%
	981	1.2%	1,211	1.5%

Total Allowance for Loan Losses	$105,956	100.0%	$83,500	100.0%
% of Total Loans held for investment	1.48%		1.22%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the six months ended June 30, 2023.

In the six months ended June 30, 2023, the changes in the allocation of the ACL were primarily attributed to reserve requirements for loan charge-offs, loan growth and downgrades as well as updated macroeconomic factors.

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

	June 30, 2023	December 31, 2022
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,696	$20,057
Multi-family residential	24,306	—
	26,002	20,057
Single-family residential	1,322	1,307
Owner occupied	6,890	6,270
	34,214	27,634
Commercial loans (2)	12,241	9,271
Consumer loans and overdrafts (3)	1	1
Total Domestic	46,456	36,906

International Loans: (4)
Real Estate Loans
Single-family residential	359	219
Consumer loans and overdrafts	—	3
Total International	359	222
Total Non-Accrual Loans	$46,815	$37,128

Past Due Accruing Loans (5)
Domestic Loans:
Real Estate Loans
Single-family residential	$253	$253
Commercial	—	183
Consumer loans and overdrafts	78	35
Total Domestic	331	471

International Loans:
Real Estate Loans
Single-family residential	49	—
Total International	49	—
Total Past Due Accruing Loans	380	471

Total Non-Performing Loans	$47,195	$37,599
OREO and other repossessed assets	20,181	—
Total Non-Performing Assets	$67,376	$37,599

_______________
(1)    Prior to the first quarter of 2023, included loan modifications that met the definition of troubled debt restructurings, or TDR, which may be performing in accordance with their modified loan terms.
(2) In the second quarter of 2023, we collected $2.8 million in full satisfaction of a commercial loan relationship in nonaccrual status and classified as Substandard at March 31, 2023.
(3)    In the fourth quarter of 2022, the Company changed its charge-off policy for unsecured consumer loans from 120 to 90 days past due. This change resulted in an additional $3.4 million in charge-offs for unsecured consumer loans in the fourth quarter of 2022.
(4)    Includes transactions in which the debtor or customer is domiciled outside the U.S., but where all collateral is located in the U.S.
(5)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$20,057	$1,779	$6,270	$9,454	$—	$39	$—	$37,599
Plus:
Loans placed in nonaccrual status	26,126	1,306	1,316	22,158	—	13,947	—	64,853
Less:
Nonaccrual loan charge-offs	—	(39)	—	(9,427)	—	(13,948)	—	(23,414)
Nonaccrual loans sold, net of charge offs	—	—	—	—	—	—	—	—
Nonaccrual loan collections and others	(124)	(987)	(696)	(3,591)	—	41	124	(5,233)
Loans returned to accrual status	—	(76)	—	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	26,410	—
Other repossessed assets sold	—	—	—	—	—	—	(6,353)	(6,353)
Balances at end of period	$26,002	$1,983	$6,890	$12,241	$—	$79	$20,181	$67,376

In the second quarter of 2023, the Company placed in nonaccrual status and further downgraded to Substandard a New York-based CRE multi-family residential loan of $24.3 million.

In the first quarter of 2023, the Company received one CRE property guaranteeing a New York based non-owner-occupied loan with a carrying amount of $20.1 million, and transferred it to OREO at the net of its fair value less cost to sell of approximately $20.2 million. This loan was among the loans placed in non-accrual status in 2022. There was no impact on the consolidated results of operations in the six months ended June 30, 2023 as a result of this transaction.

In the first quarter of 2023, the Company placed in nonaccrual status a $12.9 million equipment-financing commercial loan relationship, charged-off $6.5 million related to the portion of the balance deemed uncollectible, and transferred the remaining balance of $6.4 million to other repossessed assets. In the second quarter of 2023, the Company sold these repossessed assets and recognized a loss on sale of $2.6 million which is included in the result of operations for the period.
We recognized no interest income on non accrual loans during the six months ended June 30, 2023 and 2022.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2023				December 31, 2022
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$8,301	$1,753	$—	$10,054	$8,378	$20,113	$—	$28,491
Multi-family residential	—	24,306	—	24,306	—	—	—	—
Land development and construction loans	6,497	—	—	6,497	—	—	—	—
	14,798	26,059	—	40,857	8,378	20,113	—	28,491
Single-family residential	—	2,154	—	2,154	—	1,930	—	1,930
Owner occupied	2,236	6,972	—	9,208	—	6,356	—	6,356
	17,034	35,185	—	52,219	8,378	28,399	—	36,777
Commercial loans (2)	13,029	13,312	3	26,344	1,749	10,446	3	12,198
Consumer loans and overdrafts	—	70	—	70	—	230	—	230
	$30,063	$48,567	$3	$78,633	$10,127	$39,075	$3	$49,205
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) In the second quarter of 2023, we collected $2.8 million in full satisfaction of a commercial loan relationship in nonaccrual status and classified as Substandard at March 31, 2023.

Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans by type of loan in the six months ended June 30, 2023:

(in thousands)	Six Months Ended June 30, 2023
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$20,113	$1,930	$6,356	$10,449	$—	$230	$39,078
Plus:
Loans downgraded to substandard and doubtful	26,126	1,781	1,330	22,179	—	14,015	65,431
Less:							—
Classified loan charge-offs	—	(39)	—	(9,427)	—	(13,948)	(23,414)
Classified loans sold, net of charge offs	—	—	—	—	—	—	—
Classified loan collections and others	(123)	(1,442)	(714)	(3,533)	—	(227)	(6,039)
Loans upgraded	—	(76)	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	(26,410)
Balances at end of period	$26,059	$2,154	$6,972	$13,315	$—	$70	$48,570

Special Mention Loans. Special mention loans as of June 30, 2023 totaled $30.1 million, an increase of $19.9 million, or 196.9%, from $10.1 million as of December 31, 2022. This increase was primarily driven by an aggregate of $47.7 million in downgrades, including: (i) $24.3 million related to a New York CRE multi-family residential loan; (ii) $15.3 million corresponding to a borrower in the seafood wholesale industry, including two commercial loans totaling $13.1 million and an owner-occupied loan $2.2 million; (iii) $6.5 million to related to a land development and construction loan in Texas that was subsequently paid off in July 2023, and (iv) a $1.6 million commercial loan to an acute care facility. These increases were partially offset by: (i) the further downgrade to Classified of the aforementioned $24.3 million New York CRE multi-family residential loan and $1.6 million commercial loan to an acute care facility, and (ii) an aggregate of $1.8 million in upgrades of two commercial loans. All special mention loans remained current at June 30, 2023.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2023 and December 31, 2022, are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Real estate loans
Single-family residential (1)	472	150
Owner occupied	82	86
	554	236
Commercial loans	1,073	1,178
Consumer loans and overdrafts	69	226
	$1,696	$1,640
__________
(1) Corresponds to international single-family residential loans.

At June 30, 2023, total potential problem loans increased $0.1 million, or 3.4%, compared to December 31, 2022. This was mainly due to a $0.4 million single-family residential loan downgraded to Substandard during the period partially offset by total payoffs of $0.3 million.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2023 and December 31, 2022. The book value for debt securities classified as available for sale, equity securities with readily determinable fair value not held for trading and trading securities represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less ACL if required. The Company determined that an ACL on its debt securities available for sale as of June 30, 2023 and December 31, 2022 was not required. The Company adopted CECL in 2022. See the 2022 Form 10-K for details.

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt securities	$414,925	31.5%	$437,674	32.0%
Corporate debt securities (1) (2) (3)	251,368	19.1%	280,700	20.6%
U.S. government agency debt securities	336,028	25.5%	330,821	24.2%
U.S. treasury securities	18,832	1.4%	1,996	0.1%
Municipal bonds	1,673	0.1%	1,656	0.1%
Collateralized loan obligations	4,850	0.5%	4,774	0.4%
	$1,027,676	78.1%	$1,057,621	77.4%

Debt securities held to maturity (4)	$234,369	17.8%	$242,101	17.7%

Equity securities with readily determinable fair value not held for trading (5)	$2,500	0.2%	$11,383	0.8%

Trading securities	$298	—%	$—	—%

Other securities (6):	$50,460	3.9%	$55,575	4.1%
	$1,315,303	100.0%	$1,366,680	100.0%
__________________
(1)    As of June 30, 2023 and December 31, 2022 corporate debt includes $9.9 million and $9.7 million, respectively, of debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at June 30, 2023, and from Canada in two different sectors at December 31, 2022. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of June 30, 2023 and December 31, 2022, debt securities in the financial services sector issued by domestic corporate entities represent 1.9% and 2.3% of our total assets, respectively.
(3)    As of June 30, 2023 and December 31, 2022, includes $120.8 million and $143.0 million, respectively, in subordinated debt securities issued by financial institutions. Additionally, as of June 30, 2023 and December 31, 2022, there were $59.1 million and $63.3 million in unsecured senior notes issued by financial institutions.
(4)    Includes securities issued by the U.S. government or U.S. government sponsored agencies.
(5)    In the three months ended March 31, 2023, the Company sold its marketable equity securities with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction. In the three months ended June 30, 2023, the Company purchased an investment in an open-end fund incorporated in the U.S with an original cost of $2.5 million. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(6)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of June 30, 2023, total securities decreased $51.4 million, or 3.8%, to $1.32 billion compared to $1.37 billion at December 31, 2022. The decrease in the six months ended June 30, 2023 was mainly driven by maturities, sales, calls and pay downs, totaling $108.4 million, and (ii) net pre-tax unrealized holding losses, on debt securities available for sale of $7.7 million primarily attributable to changes in market interest rates during the period. These decreases were partially offset by purchases of $77.8 million.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company had proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of comprehensive (loss) income for the three and six months ended June 30, 2023.
At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value of $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less one than year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of comprehensive (loss) income for the six months ended June 30, 2023.

Debt securities available for sale had net unrealized holding losses of $120.2 million and net unrealized holding gains of $0.6 million at June 30, 2023, compared to December 31, 2022 when net unrealized holding losses were $113.0 million and net unrealized holding gains were $1.0 million. During the six months ended June 30, 2023, the Company recorded net after-tax unrealized holding losses of $5.8 million which are included in accumulated other comprehensive loss for the period. This was attributable to changes in market interest rates during the period. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of June 30, 2023 and December 31, 2022.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of June 30, 2023 and December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2023 and December 31, 2022, all held to maturity securities held by the Company were rated investment grade.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2023 and December 31, 2022. Similar to the table above, the book value for securities available for sale. equity securities with readily determinable fair value not held for trading and trading securities is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

June 30, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$414,925	3.44%	$23	5.33%	$23,570	2.92%	$36,121	3.94%	$355,211	3.42%	$—	—%
Corporate debt-domestic	241,442	4.35%	—	—%	79,658	5.31%	150,943	3.88%	10,841	3.87%	—	—%
U.S. Government agency debt	336,028	3.61%	35	3.55%	3,021	4.01%	6,775	5.94%	326,197	3.56%	—	—%
Municipal bonds	1,673	2.46%	—	—%	—	—%	346	1.96%	1,327	2.59%	—	—%
Corporate debt-foreign	9,926	3.63%	—	—%	7,926	3.81%	2,000	2.90%	—	—%	—	—%
Collateralized loan obligations	4,850	6.60%	—	—%	—	—%	—	—%	4,850	6.60%	—	—%
U.S. treasury securities	18,832	4.93%	16,856	4.98%	1,976	4.47%	—	—%	—	—%	—	—%
	$1,027,676	3.75%	$16,914	4.98%	$116,151	4.67%	$196,185	3.95%	$698,426	3.51%	$—	—%

Debt securities held to maturity	$234,369	3.46%	$—	—%	$6,562	2.50%	$12,916	2.91%	$214,891	3.52%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,500	—%	—	—	—	—	—	—	—	—	2,500	—%

Trading securities	298	4.90%	—	—	294	4.88%	—	—%	4	6.63%	—	—%

Other securities	$50,460	6.39%	$—	—%	$—	—%	$—	—%	$—	—%	$50,460	6.39%
	$1,315,303	3.79%	$16,914	4.98%	$123,007	4.56%	$209,101	3.88%	$913,321	3.51%	$52,960	6.09%

December 31, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$437,674	3.32%	$37	5.27%	$21,136	2.89%	$38,540	3.34%	$377,961	3.34%	$—	—%
Corporate debt-domestic	270,979	3.97%	9,108	4.47%	45,293	3.88%	205,628	3.98%	10,950	3.74%	—	—%
U.S. Government agency debt	330,821	3.18%	136	4.05%	2,806	3.16%	8,433	4.59%	319,446	3.14%	—	—%
Municipal bonds	1,656	2.49%	—	—%	—	—%	342	2.01%	1,314	2.61%	—	—%
Corporate debt-foreign	9,721	3.64%	—	—%	—	—%	9,721	3.64%	—	—%	—	—%
Collateralized loan obligations	4,774	6.49%	—	—%	—	—%	—	—%	4,774	6.49%	—	—%
U.S. treasury securities	1,996	4.47%	—	—%	1,996	4.47%	—	—%	—	—%	—	—%
	$1,057,621	3.46%	$9,281	4.47%	$71,231	3.57%	$262,664	3.89%	$714,445	3.28%	$—	—%

Debt securities held to maturity	$242,101	3.44%	$—	—%	$6,480	2.50%	$13,130	2.90%	$222,491	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	11,383	—%	—	—%	—	—%	—	—%	—	—%	11,383	—%

Other securities	$55,575	5.16%	$—	—%	$—	—%	$—	—%	$—	—%	$55,575	5.16%
	$1,366,680	3.50%	$9,281	4.47%	$77,711	3.48%	$275,794	3.84%	$936,936	3.33%	$66,958	4.28%

The investment portfolio’s weighted average effective duration increased to 5.1 years June 30, 2023 compared to 4.9 years at December 31, 2022, as the model anticipates longer duration due to recent higher mortgage rates and therefore slower prepayments.

Liabilities
Total liabilities were $8.80 billion at June 30, 2023, an increase of $376.5 million, or 4.5%, compared to $8.42 billion at December 31, 2022. This was primarily driven by net increases of $535.4 million, or 7.6%, in total deposits, mainly due to an increase in interest bearing demand deposits and time deposits. These increases were partially offset by: (i) a net decrease of $136.5 million, or 15.1%, in advances from the FHLB, including the repayment of $1.2 billion which was partially offset by the addition of $1.1 billion of these borrowings in the first half of 2023, and (ii) 20.2 million, or 14.4%, in long-term lease liability resulting from the modification of a lease in the first half of 2023. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits.
Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of retail, private and commercial banking team members, which contributed to increasing deposit levels in the first half of 2023. See “Our Company- Business Developments” for additional information.

Total deposits were $7.58 billion at June 30, 2023, an increase of $535.4 million, or 7.6%, compared to December 31, 2022. The increase in deposits in the six months ended June 30, 2023 was mainly due to net increases of $353.3 million, or 20.4%, in time deposits and $182.1 million, or 3.4%, in core deposits. The $353.3 million, or 20.4%, increase in time deposits includes increases of $331.0 million, or 29.6%, in customer CDs and $22.3 million, or 3.7%, in brokered time deposits. The increase of $182.1 million, or 3.4%, in core deposits was primarily driven by an increase of $472.7 million, or 20.5%, in interest bearing transaction accounts, primarily due to: (i) an increase in reciprocal deposits during the period; (ii) increased deposits from municipalities and from domestic businesses through large fund providers in the first half of 2023, and (iii) an increase of $39.3 million in brokered interest bearing demand deposits.These increases were partially offset by decreases of: (i) $211.5 million, or 13.0%, in savings and money market transaction accounts, including a decrease of $4.9 million in brokered money market deposits, and (ii) $74.1 million, or 5.4%, in noninterest bearing transaction accounts. As of June 30, 2023 total brokered deposits were $685.9 million, an increase of $56.6 million, or 9.0%, compared to $629.3 million at December 31, 2022.

At June 30, 2023 and December 31, 2022, approximately 71% and 65%, respectively, of our total deposits were FDIC insured. In addition, at June 30, 2023 and December 31, 2022, we carried $275.0 million and $261.8 million, respectively, in qualified public deposits, which are subject to collateral maintenance requirements by the state of Florida.

At June 30, 2023 and December 31, 2022, reciprocal deposits, which are 100% insured by the FDIC primarily through a deposit network, were $1.0 billion and over 200 customers as of the end of June 30, 2023, compared to $418 million and just over 27 customers at December 31, 2022. We are actively offering this alternative to our high balance customers.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2023	December 31, 2022	Amount	%
Deposits
Domestic (1) (2)	$5,113,604	$4,620,906	$492,698	10.7%
Foreign:
Venezuela (3)	1,912,994	1,911,551	1,443	0.1%
Others (4)	552,973	511,742	41,231	8.1%
Total foreign	2,465,967	2,423,293	42,674	1.8%
Total deposits	$7,579,571	$7,044,199	$535,372	7.6%
_________________
(1)    Includes brokered deposits of $685.9 million and $629.3 million at June 30, 2023 and December 31, 2022, respectively.
(2)    Domestic deposits, excluding brokered, increased $436.1 million, or 10.9%, compared to December 31, 2022.
(3)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(4) As of June 30, 2023 and December 31, 2022, deposits from Spain represent 1.2% of our total assets. All other foreign deposits included here, excluding deposits from Venezuelan resident customers, did not exceed 1% of of our total assets.

Our domestic deposits increased $492.7 million, or 10.7%, in the six months ended June 30, 2023, primarily driven by increases of: (i) $516.3 million in domestic interest bearing demand transaction accounts, including an increase of $39.3 million in domestic brokered interest bearing demand deposits; (ii) $241.1 million in domestic customer CDs, and (iii) $22.3 million in domestic brokered time deposits. These increases were partially offset by decreases of: (i) $194.8 million in domestic savings and money market transaction accounts, including a decrease of $4.9 million in domestic brokered money market deposits, and (ii) $92.1 million in noninterest bearing demand deposits.
During the six months ended June 30, 2023, total foreign deposits increased $42.7 million, or 1.8%, including $41.2 million, or 8.1%, in deposits from countries other than Venezuela and $1.4 million, or 0.1%, in deposits from customers domiciled in Venezuela and In the first quarter of 2023, we reorganized international banking to simplify the structure and drive favorable cost deposit growth. See “Our Company- Business Developments” for additional information.

Core Deposits
Our core deposits were $5.50 billion and $5.32 billion as of June 30, 2023 and December 31, 2022, respectively. Core deposits represented 72.5% and 75.5% of our total deposits at those dates, respectively. The increase of $182.1 million, or 3.4%, in core deposits in the six months ended June 30, 2023 was mainly driven by the previously mentioned increase in interest bearing demand deposits. We define “core deposits” as total deposits excluding all time deposits.

Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of June 30, 2023, we had $685.9 million in brokered deposits, which represented 9.0% of our total deposits at that date (8.90% as of December 31, 2022). As of June 30, 2023, brokered deposits increased $56.6 million, or 9.0%, compared to $629.3 million as of December 31, 2022, mainly due to an increase in brokered interest bearing demand deposits and, to a lesser extend, brokered time deposits. As of June 30, 2023 and December 31, 2022, brokered deposits included time deposits of $631.0 million and $608.7 million, respectively, and brokered interest bearing demand and money market deposits of $54.9 million and $20.5 million, respectively. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At June 30, 2023 and December 31, 2022, our large fund providers, included 21 and 22 deposit relationships, respectively, with total balances of $1.3 billion and $1.2 billion, respectively. The increase in large fund providers in the six months ended June 30, 2023 compared to December 31, 2022 was mainly driven by increased deposit balances from domestic businesses during the period. At June 30, 2023 and December 31, 2022, approximately 77% and 60%, respectively, of these deposit balances from large fund providers were insured by the FDIC, as most of these funds are acquired via deposit networks.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands, except percentages)
Less than 3 months	$126,406	10.5%	$140,292	15.1%
3 to 6 months	376,498	31.2%	148,137	16.0%
6 to 12 months	365,459	30.2%	497,436	53.6%
1 to 3 years	331,504	27.5%	135,663	14.6%
Over 3 years	8,628	0.6%	6,889	0.7%
Total	$1,208,495	100.0%	$928,417	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings at June 30, 2023 and all of our outstanding short-term borrowings at December 31, 2022 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at June 30, 2023 and December 31, 2022.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the six months ended June 30, 2023 and year ended December 31, 2022.

	June 30, 2023	December 31, 2022
(in thousands, except percentages)
Outstanding at period-end	$—	$304,821
Average amount	69,144	111,448
Maximum amount outstanding at any month-end	204,863	304,821
Weighted average interest rate:
During period	3.76%	1.98%
End of period	—%	3.17%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except percentages and per share data)		(1)		(1)
Net income attributable to the Company (1)	$7,308	$8,424	$27,494	$23,803
Basic earnings per common share (1)	0.22	0.25	0.82	0.70
Diluted earnings per common share (1)(2)	0.22	0.25	0.81	0.69

Average total assets	$9,488,103	$7,849,230	$9,398,262	$7,778,524
Average stockholders' equity	747,011	744,110	741,569	771,095
Net income attributable to the Company / Average total assets (ROA) (1)	0.31%	0.43%	0.59%	0.62%
Net income attributable to the Company / Average stockholders' equity (ROE) (1)	3.92%	4.54%	7.48%	6.22%
Average stockholders' equity / Average total assets ratio	7.87%	9.48%	7.89%	9.91%

__________________
(1)Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)In the three and six month periods ended June 30, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 18 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and six month periods ended June 30, 2023 and 2022.
During the three months ended June 30, 2023, basic and diluted earnings per share decreased compared to same period one year ago, primarily driven by lower net income earned. This was partially offset by lower weighted average number of basic and diluted shares primarily as a result of our capital structure optimization efforts. In the six months ended June 30, 2023, basic and diluted earnings per share increased compared to same period one year ago, mainly due to higher net income earned and the aforementioned capital structure optimization efforts.

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
Total stockholders’ equity was $721.0 million as of June 30, 2023, an increase of $15.2 million, or 2.2%, compared to $705.7 million as of December 31, 2022. This increase was primarily driven by: (i) net income of $27.5 million in the first half of 2023, and (ii) $0.7 million in connection with Class A common stock issued under the employee stock purchase plan. These increases were partially offset by: (i) after-tax net unrealized holding losses of $6.3 million primarily from the change in the market value of debt securities available for sale; (ii) $6.0 million of dividends declared and paid by the Company in the first half of 2023; and (iii) an aggregate of $2.2 million of Class A common stock repurchased in the first half of 2023, under a stock repurchase program launched in the first quarter of 2023. See more details on the stock repurchase program launched in the first quarter of 2023 further below.

Non-controlling Interest
The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. Equity attributable to the non-controlling interest was a net loss of $2.6 million as of June 30, 2023, compared to a net loss of $2.1 million as of December 31, 2022. Net loss attributable to the non-controlling interest was approximately $0.3 million and $0.1 million in the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $1.1 million in the six months ended June 30, 2023 and 2022, respectively. See the 2022 Form 10-K for details on changes to non-controlling interest in 2022. There were no changes to noncontrolling interest in the first half of 2023.

Common Stock Transactions
Class A Common Stock Repurchases and Cancellation of Treasury Shares. On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the six months ended June 30, 2023, the Company repurchased an aggregate of 117,665 shares of Class A common stock at a weighted average price of $18.91 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $2.2 million, including transaction costs.
For more information about the repurchase program, see Note 17 to the Company’s consolidated financial statements on the 2022 Form 10-K.

In the six months ended June 30, 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first half of 2023. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock held as treasury stock.

Employee Stock Purchase Plan.The Company offers an Employee Stock Purchase Plan (“ESPP”). The number of shares of Class A common stock issued in the first half of 2023 under the ESPP was 30,557. See the 2022 Form 10-K for more details on the ESPP.
Dividends. On January 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on February 28, 2023 to shareholders of record at the close of business on February 13, 2023. The aggregate amount in connection with this dividend was $3.0 million.
On April 19, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on May 31, 2023, to shareholders of record on May 15, 2023. The aggregate amount paid in connection with this dividend was approximately $3.0 million.

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our shot-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $445.1 million at June 30, 2023, compared to $290.6 million at December 31, 2022.

At June 30, 2023 and December 31, 2022, the Company had $770.0 million and $906.5 million, respectively, of outstanding advances from the FHLB. At June 30, 2023 and December 31, 2022, we had an additional $2.1 billion, of remaining credit availability with the FHLB, and $1.3 billion of FHLB borrowing capacity, including both securities and loans. In the six months ended June 30, 2023, the Company repaid $1.2 billion in advances from the FHLB, and borrowed $1.1 billion from this source. In the six months ended June 30, 2023, the Company recorded net gains of $26.6 million on the early repayment of approximately $920 million of advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.
There were no new other borrowings as of June 30, 2023 and December 31, 2022.

We also have available uncommitted federal funds lines with several banks.We had no outstanding borrowings under uncommitted federal funds lines with banks at June 30, 2023 and December 31, 2022.
Holding and Intermediate Holding Subsidiaries

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. In addition, we issued the Senior Notes in 2020 and Subordinated notes in 2022. Also, as a result of the Amerant Florida Merger in 2022, the Company is now the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents at the Bank of $60.5 million as of June 30, 2023 and $64.9 million as of December 31, 2022, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. See the 2022 Form 10-K for more details on the Amerant Florida Merger.

Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet their ongoing short-term cash obligations. See “Supervision and Regulation” in the 2022 Form 10-K. The Company did not receive any dividends from the Bank in the the first half of 2023.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital ratio	$982,157	12.39%	$634,041	8.00%	$792,552	10.00%
Tier 1 capital ratio	853,609	10.77%	475,531	6.00%	634,041	8.00%
Tier 1 leverage ratio	853,609	8.91%	383,187	4.00%	478,984	5.00%
Common Equity Tier 1 (CET1)	792,704	10.00%	356,648	4.50%	515,159	6.50%

December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
Common Equity Tier 1 (CET1)	772,105	10.10%	344,100	4.50%	497,033	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital ratio	$973,524	12.30%	$633,351	8.00%	$791,689	10.00%
Tier 1 capital ratio	874,452	11.05%	475,013	6.00%	633,351	8.00%
Tier 1 leverage ratio	874,452	9.15%	382,428	4.00%	478,035	5.00%
Common Equity Tier 1 (CET1)	874,452	11.05%	356,260	4.50%	514,598	6.50%

December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
Common Equity Tier 1 (CET1)	837,970	10.99%	343,209	4.50%	495,746	6.50%

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
In the six months ended June 30, 2023, the Company borrowed $1.1 billion in advances from the FHLB and repaid $1.2 billion of these borrowings. In the six months ended June 30, 2023, the Company recorded net gains of $26.6 million on the early repayment of approximately $920 million of advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.
In the six months ended June 30, 2023, total time deposits increased $353.3 million, or 20.4%, including increases of $331.0 million in customer time deposits and $22.3 million in brokered time deposits. See “Deposits” for additional information.
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

In March 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the recognition and measurement guidance on troubled debt restructurings, or TDR, for creditors, and aligns it with existing guidance to determine whether a loan modification results in a new loan or a continuation of an existing loan. This guidance also requires enhanced disclosures about certain loan modifications by creditors when a borrower is experiencing financial difficulty. The amended guidance is effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition approach. Early adoption was permitted if an entity had already adopted the guidance on accounting for credit losses on financial instruments (“CECL”). The Company adopted this new guidance as of January 1, 2023, and determined that its adoption had no material impact to the Company’s consolidated financial statements.

In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to nonprepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company adopted this guidance as of January 1, 2023, and determined that its adoption had no material impact to its consolidated financial statements.

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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	June 30,		December 31,
(in thousands, except percentages)	2023		2022
Change in Interest Rates (Basis points)
Increase of 200	$34,074	9.8%	$27,580	7.9%
Increase of 100	22,408	6.4%	18,320	5.3%
Decrease of 50	(5,817)	(1.7)%	(5,683)	(1.6)%
Decrease of 100	(12,093)	(3.5)%	(11,548)	(3.3)%
Decrease of 200	(25,487)	(7.3)%	(34,279)	(9.8)%
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

Net interest income in the base scenario, decreased to approximately $348 million in the three months ended June 30, 2023 compared to $349 million as of December 31, 2022. This decrease is mainly due to higher cost of total deposits and borrowings. This was partially offset by: (i) higher floating loan rates on existing loans due to higher short term market rates repricing higher through the first half of 2023; and (ii) the growth in the size of the balance sheet as total assets increased $391.7 million, or 4.3%, in the first half of 2023 compared to December 31, 2022.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis
The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30,	December 31,
	2023	2022
Change in Interest Rates (Basis points)
Increase of 200	(3.44)%	(7.97)%
Increase of 100	(0.85)%	(3.06)%
Decrease of 50	2.76%	3.08%
Decrease of 100	2.27%	4.11%
Decrease of 200	3.53%	4.95%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2023 and December 31, 2022:

	Change in market value (1)
	June 30,	December 31,
(in thousands)	2023	2022
Change in Interest Rates
(Basis points)
Increase of 200	$(86,896)	$(116,288)
Increase of 100	(45,051)	(59,755)
Decrease of 50	24,049	30,527
Decrease of 100	47,427	60,578
Decrease of 200	92,886	115,225
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio increased to 5.1 years at June 30, 2023 compared to 4.9 years at December 31, 2022, as the model anticipates longer duration due to recent higher mortgage rates and therefore slower prepayments. Additionally, the floating rate portfolio increased to 15.4% at June 30, 2023 from 13.2% at December 31, 2022.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2023. This information may not be indicative of our interest rate sensitivity position at other points in time.

	June 30, 2023
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$445,061	$365,672	$—	$—	$—	$79,389
Securities:
Debt available for sale	1,027,676	241,987	283,855	135,100	366,734	—
Debt held to maturity	234,369	—	—	—	234,369	—
Federal Reserve and FHLB stock	50,460	33,273	—	—	—	17,187
Marketable equity securities	2,500	2,500	—	—	—	—
Trading securities	298	298	—	—	—	—
Loans held for sale	49,942	49,942	—	—	—	—
Loans held for investment-performing (1)	7,119,821	4,537,335	1,040,482	708,090	833,914	—
Earning Assets	$8,930,127	$5,231,007	$1,324,337	$843,190	$1,435,017	$96,576
Liabilities
Interest bearing demand deposits	2,773,120	2,773,120	—	—	—	—
Saving and money market	1,431,375	1,431,375	—	—	—	—
Time deposits	2,081,554	1,306,591	693,566	80,818	579	—
FHLB advances	770,000	—	100,000	670,000	—	—
Senior Notes	59,368	—	59,368	—	—	—
Subordinated Notes	29,369	—	—	—	29,369	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,208,964	$5,575,264	$852,934	$750,818	$29,948	$—
Interest rate sensitivity gap		(344,257)	471,403	92,372	1,405,069	96,576
Cumulative interest rate sensitivity gap		(344,257)	127,146	219,518	1,624,587	1,721,163
Earnings assets to interest bearing liabilities (%)		93.8%	155.3%	112.3%	4,791.7%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $47.2 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of financial instruments whose contracts represent off-balance sheet credit risk as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 19 to our audited consolidated financial statements included in the 2022 Form 10-K.

(in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$1,243,158	$1,165,701
Letters of credit	37,610	20,726
	$1,280,768	$1,186,427

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K and the Form 10-Q for the quarter ended March 31, 2023. Other than the risk factor set forth in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2023, there have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
April 1 - April 30	—	$—	—	$24,434,398
May 1 - May 31	73,720	17.19	73,720	23,167,346
June 1 - June 30	21,542	18.20	21,542	22,775,278
Total	95,262	$17.42	95,262	$22,775,278
________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three months ended June 30, 2023, the Company repurchased an aggregate of 95,262 shares of Class A common stock at a weighted average price of $17.42 per share, under the 2023 Class A Common Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Change in Control Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Mr. Iafigliola, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2023).
10.2	Offer Letter, dated May 5, 2023, between Amerant Bank, N.A, Amerant Bancorp Inc. and Sharymar Calderón (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 9, 2023).
10.3	Form of Change in Control Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and executive (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 9, 2023)
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Executive Vice President, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Executive Vice President, Chief Financial Officer. *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	July 31, 2023	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2023	By:	/s/ Sharymar Calderon
Sharymar Calderon
Executive Vice-President, Chief Financial Officer (Principal Financial Officer)