Form 10-Q
period 2023-09-30
Amerant Bancorp Inc.
filed 2023-10-27
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock	AMTB	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2023
Class A Common Stock, $0.10 par value per share	33,576,894 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2023
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2023 and 2022 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2023 and 2022 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	8
	Notes to Interim Consolidated Financial Statements (Unaudited)	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
	Cautionary Notice Regarding Forward-Looking Statements	60
	Overview	63
	Results of Operations	73
	Financial Condition	98
Item 3	Quantitative and Qualitative Disclosures About Market Risk	123
Item 4	Controls and Procedures	126
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	128
Item 1A	Risk Factors	128
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	128
Item 3	Defaults Upon Senior Securities	128
Item 4	Mine Safety Disclosures	128
Item 5	Other Information	129
Item 6	Exhibits	130
	Signatures	131

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$48,145	$19,486
Interest earning deposits with banks	202,946	228,955
Restricted cash	51,837	42,160
Other short-term investments	6,024	—
Cash and cash equivalents	308,952	290,601
Securities
Debt securities available for sale, at fair value	1,033,797	1,057,621
Debt securities held to maturity, at amortized cost (estimated fair value of $195,165 and $217,609 at September 30, 2023 and December 31, 2022, respectively)	230,254	242,101
Equity securities with readily determinable fair value not held for trading	2,438	11,383
Federal Reserve Bank and Federal Home Loan Bank stock	47,878	55,575
Securities	1,314,367	1,366,680
Loans held for sale, at lower of fair value or cost	43,257	—
Mortgage loans held for sale, at fair value	25,952	62,438
Loans held for investment, gross	7,073,387	6,857,194
Less: Allowance for credit losses	98,773	83,500
Loans held for investment, net	6,974,614	6,773,694
Bank owned life insurance	232,736	228,412
Premises and equipment, net	43,004	41,772
Deferred tax assets, net	63,501	48,703
Operating lease right-of-use assets	116,763	139,987
Goodwill	20,525	19,506
Accrued interest receivable and other assets	202,029	156,011
Total assets	$9,345,700	$9,127,804
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,370,157	$1,367,664
Interest bearing	2,416,797	2,300,469
Savings and money market	1,457,080	1,647,811
Time	2,302,878	1,728,255
Total deposits	7,546,912	7,044,199
Advances from the Federal Home Loan Bank	595,000	906,486
Senior notes	59,447	59,210
Subordinated notes	29,412	29,284
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	120,665	140,147
Accounts payable, accrued liabilities and other liabilities	210,299	178,574
Total liabilities	8,625,913	8,422,078
Contingencies (Note 16)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,583,621 shares issued and outstanding at September 30, 2023 (33,815,161 shares issued and outstanding at December 31, 2022)	3,359	3,382
Additional paid in capital	194,103	194,694
Retained earnings	630,933	590,375
Accumulated other comprehensive loss	(105,634)	(80,635)
Total stockholders' equity before noncontrolling interest	722,761	707,816
Noncontrolling interest	(2,974)	(2,090)
Total stockholders' equity	719,787	705,726
Total liabilities and stockholders' equity	$9,345,700	$9,127,804
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest income
Loans	$120,244	$76,779	$348,315	$194,631
Investment securities	13,868	10,906	40,400	28,669
Interest earning deposits with banks and other interest income	5,271	1,452	14,295	2,102
Total interest income	139,383	89,137	403,010	225,402

Interest expense
Interest bearing demand deposits	16,668	4,934	46,201	6,258
Savings and money market deposits	11,045	3,609	28,409	5,719
Time deposits	22,482	4,717	53,844	13,501
Advances from the Federal Home Loan Bank	8,207	3,977	22,591	9,799
Senior notes	942	941	2,825	2,825
Subordinated notes	361	362	1,084	811
Junior subordinated debentures	1,097	700	3,264	2,002
Securities sold under agreements to repurchase	4	—	5	—
Total interest expense	60,806	19,240	158,223	40,915
Net interest income	78,577	69,897	244,787	184,487
Provision for (reversal of) credit losses	8,000	7,314	48,777	(2,912)
Net interest income after provision for (reversal of) credit losses	70,577	62,583	196,010	187,399

Noninterest income
Deposits and service fees	5,053	4,629	14,952	13,826
Brokerage, advisory and fiduciary activities	4,370	4,619	12,808	13,654
Change in cash surrender value of bank owned life insurance	1,483	1,352	4,324	4,028
Loan-level derivative income	1,196	2,786	3,743	6,947
Cards and trade finance servicing fees	734	622	1,829	1,720
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	7,010	—	33,623	(712)
Derivative (losses) gains, net	(77)	(95)	179	(585)
Securities (losses) gains, net	(54)	1,508	(11,022)	(325)
Other noninterest income	2,206	535	7,447	4,359
Total noninterest income	21,921	15,956	67,883	42,912

Noninterest expense
Salaries and employee benefits	31,334	30,109	100,457	90,724
Occupancy and equipment	7,293	6,559	20,828	21,044
Professional and other services fees	5,325	5,045	20,368	15,918
Telecommunication and data processing	3,556	3,861	11,647	11,113
Advertising expenses	2,724	2,066	9,642	8,291
FDIC assessments and insurance	2,590	1,746	8,066	4,668
Depreciation and amortization	1,795	1,481	5,362	3,927
Loan-level derivative expense	18	1,810	1,728	4,865
Other real estate owned and repossessed assets (income) expense, net	(134)	234	2,297	3,408
Contract termination costs	—	289	1,550	7,103
Loans held for sale valuation expense	5,562	—	5,562	159
Other operating expenses	4,357	2,913	14,146	7,952
Total noninterest expenses	64,420	56,113	201,653	179,172
Income before income tax expense	28,078	22,426	62,240	51,139
Income tax expense	(6,337)	(4,936)	(13,511)	(10,994)
Net income before attribution of noncontrolling interest	21,741	17,490	48,729	40,145
Noncontrolling interest	(378)	(44)	(884)	(1,192)
Net income attributable to Amerant Bancorp Inc.	$22,119	$17,534	$49,613	$41,337
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022

Other comprehensive loss, net of tax
Net unrealized holding losses on debt securities available for sale arising during the period	$(18,569)	$(34,959)	$(25,939)	$(101,038)
Net unrealized holding gains (losses) on cash flow hedges arising during the period	129	(16)	217	162
Reclassification adjustment for items included in net income	(268)	(274)	723	(549)
Other comprehensive loss	(18,708)	(35,249)	(24,999)	(101,425)
Comprehensive income (loss)	$3,411	$(17,715)	$24,614	$(60,088)

Earnings Per Share (Note 18):
Basic earnings per common share	$0.66	$0.52	$1.48	$1.22
Diluted earnings per common share	$0.66	$0.52	$1.47	$1.21

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2023

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2022	33,815,161	$3,382	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(22,403)	—	—	(566)	—	—	(566)	—	(566)
Treasury stock retired	—	(2)	(564)	566	—	—	—	—	—
Restricted stock issued	10,440	1	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(44,896)	(4)	(1,166)	—	—	—	(1,170)	—	(1,170)
Restricted stock forfeited	(1,394)	—	—	—	—	—	—	—	—
Performance stock units vested	10,621	1	(1)	—	—	—	—	—	—
Restricted stock units vested	46,731	5	(5)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,825	—	—	—	1,825	—	1,825
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	20,186	—	20,186	—	20,186
Dividends paid	—	—	—	—	(3,017)	—	(3,017)	—	(3,017)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(244)	(244)
Other comprehensive income	—	—	—	—	—	6,316	6,316	—	6,316
Balance at March 31, 2023	33,814,260	$3,383	$194,782	$—	$607,544	$(74,319)	$731,390	$(2,334)	$729,056
Repurchase of Class A common stock	(95,262)	—	—	(1,659)	—	—	(1,659)	—	(1,659)
Treasury stock retired	—	(10)	(1,649)	1,659	—	—	—	—	—
Restricted stock and restricted stock units surrendered	(4,414)	(1)	(198)	—	—	—	(199)	—	(199)
Stock issued for employee stock purchase plan	30,557	3	683	—	—	—	686	—	686
Restricted stock forfeited	(26,432)	(3)	3	—	—	—	—	—	—
Restricted stock units vested	17,450	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,656	—	—	—	1,656	—	1,656
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	7,308	—	7,308	—	7,308
Dividends paid	—	—	—	—	(3,023)	—	(3,023)	—	(3,023)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(262)	(262)
Other comprehensive loss	—	—	—	—	—	(12,607)	(12,607)	—	(12,607)
Balance at June 30, 2023	33,736,159	$3,374	$195,275	$—	$611,829	$(86,926)	$723,552	$(2,596)	$720,956
Repurchase of Class A common stock	(142,188)	—	—	(2,708)	—	—	(2,708)	—	(2,708)
Treasury stock retired	—	(14)	(2,694)	2,708	—	—	—	—	—
Restricted stock units vested	639	—	—	—	—	—	—	—	—
Restricted stock forfeited	(8,865)	(1)	1	—	—	—	—	—	—
Restricted stock and restricted stock units surrendered	(2,124)	—	(17)	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	1,538	—	—	—	1,538	—	1,538
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	22,119	—	22,119	—	22,119
Dividends paid	—	—	—	—	(3,015)	—	(3,015)	—	(3,015)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(378)	(378)
Other comprehensive loss	—	—	—	—	—	(18,708)	(18,708)	—	(18,708)
Balance at September 30, 2023	33,583,621	$3,359	$194,103	$—	$630,933	$(105,634)	$722,761	$(2,974)	$719,787

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2022

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	—	(13,872)	—	(13,872)	—	(13,872)
Repurchase of Class A common stock	(1,643,480)	—	—	(54,820)	—	—	(54,820)	—	(54,820)
Treasury stock retired	—	(165)	(54,655)	54,820	—	—	—	—	—
Restricted stock issued	104,762	10	(10)	—	—	—	—	—	—
Restricted stock surrendered	(15,174)	(2)	(994)	—	—	—	(996)	—	(996)
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—	—
Restricted stock units vested	22,394	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,260	—	—	—	1,260	—	1,260
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	15,379	—	15,379	—	15,379
Dividends paid	—	—	—	—	(3,154)	—	(3,154)	—	(3,154)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,076)	(1,076)
Other comprehensive loss	—	—	—	—	—	(39,641)	(39,641)	—	(39,641)
Balance at March 31, 2022	34,350,822	$3,434	$208,109	$—	$551,520	$(24,424)	$738,639	$(3,686)	$734,953
Repurchase of Class A common stock	(611,525)	—	—	(17,240)	—	—	(17,240)	—	(17,240)
Treasury stock retired	—	(61)	(17,179)	17,240	—	—	—	—	—
Restricted stock issued	37,938	4	(4)	—	—	—	—	—	—
Restricted stock forfeited	(28,586)	(3)	3	—	—	—	—	—	—
Restricted stock units vested	10,955	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,276	—	—	—	1,276	—	1,276
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	8,424	—	8,424	—	8,424
Dividends paid	—	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Transfer of subsidiary shares from noncontrolling interest	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(72)	(72)
Other comprehensive loss	—	—	—	—	—	(26,535)	(26,535)	—	(26,535)
Balance at June 30, 2022	33,759,604	$3,375	$190,337	$—	$556,895	$(50,959)	$699,648	$(1,891)	$697,757
Restricted stock issued	22,200	2	(2)	—	—	—	—	—	—
Restricted stock forfeited	(7,937)	(1)	1	—	—	—	—	—	—
Restricted stock surrendered	(618)	—	(17)	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	1,651	—	—	—	1,651	—	1,651
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	17,534	—	17,534	—	17,534
Dividends paid	—	—	—	—	(3,013)	—	(3,013)	—	(3,013)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(44)	(44)
Other comprehensive loss	—	—	—	—	—	(35,249)	(35,249)	—	(35,249)
Balance at September 30, 2022	33,773,249	$3,376	$191,970	$—	$571,416	$(86,208)	$680,554	$(1,935)	$678,619

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$48,729	$40,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for (reversal of) credit losses	48,777	(2,912)
Net premium amortization on securities	3,656	6,977
Depreciation and amortization	5,362	3,927
Stock-based compensation expense	5,019	4,187
Change in cash surrender value of bank owned life insurance	(4,324)	(4,028)
Securities losses, net	11,022	325
Derivative (gains) losses, net	(179)	585
(Gains) losses on sale of loans, net	(3,502)	656
Loans held for sale valuation expense	5,562	159
Loss on sale of other repossessed assets	2,649	—
Impairment on investment carried at cost	1,963	—
Deferred taxes and others	(3,254)	4,593
(Gain) Loss on early extinguishment of advances from the FHLB, net	(33,623)	712
Proceeds from sales and repayments of loans held for sale (at fair value)	213,467	115,827
Originations and purchases of loans held for sale (at fair value)	(268,242)	(210,791)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(16,249)	(14,175)
Accounts payable, accrued liabilities and other liabilities	24,153	21,677
Net cash provided by (used in) operating activities	40,986	(32,136)

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(104,904)	(207,352)
Held to maturity securities	—	(129,996)
Equity securities with readily determinable fair value not held for trading	(2,500)	(12,656)
Federal Home Loan Bank stock	(51,016)	(20,824)
	(158,420)	(370,828)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	82,175	188,408
Held to maturity	11,281	13,255
Federal Home Loan Bank stock	58,713	14,527
Equity securities with readily determinable fair value not held for trading	11,168	252
	163,337	216,442
Net increase in loans	(270,969)	(927,531)
Proceeds from loan sales	41,871	76,615
Cash paid in business acquisition	(1,970)	—
Net purchases of premises and equipment and others	(8,317)	(8,032)
Proceeds from sale of repossessed assets	2,464	—
Net cash used in investing activities	(232,004)	(1,013,334)

Cash flows from financing activities
Net (decrease) increase in demand, savings and money market accounts	(71,910)	908,650
Net increase in time deposits	574,623	48,601
Proceeds from Advances from the Federal Home Loan Bank	1,280,000	730,000
Repayments of Advances from the Federal Home Loan Bank	(1,558,438)	(560,712)
Proceeds from issuance of subordinated notes, net of issuance costs	—	29,146
Repurchase of common stock - Class A	(4,933)	(72,060)
Dividend paid	(9,055)	(9,216)
Disbursements arising from stock-based compensation, net	(918)	(1,013)
Net cash provided by financing activities	209,369	1,073,396
Net increase in cash and cash equivalents and restricted cash	18,351	27,926

Cash, cash equivalents and restricted cash
Beginning of period	290,601	274,208
End of period	$308,952	$302,134
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid:
Interest	$150,526	$37,248
Income taxes	20,038	21,766
Right-of-use assets obtained in exchange for new lease obligations	8,573	5,617
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	95,674	51,640
Loans transferred to other assets	26,534	—
Loans held for investment (at lower of fair value or cost) transferred to loans held for sale	48,819	—
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	—	65,802

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

On August 3, 2023, the “Company” provided written notice to The Nasdaq Stock Market LLC (“Nasdaq”) of its determination to voluntarily withdraw the principal listing of the Company’s Class A common stock, $0.10 par value per share (the “Common Stock”), from Nasdaq and transfer the listing of the Common Stock to the New York Stock Exchange (“NYSE”). The Company’s Common Stock listing and trading on Nasdaq ended at market close on August 28, 2023, and trading commenced on the NYSE at market open on August 29, 2023 where it continues to trade under the stock symbol “AMTB”.

Restructuring costs
The Company continues to work at optimizing its operating structure to best support its business activities. In the nine months ended September 30, 2023, the Company recorded estimated contract termination and related costs of approximately $1.6 million in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021 ($0.3 million and $7.1 million in the three and nine month periods ended September 30, 2022, respectively). There were no contract termination costs in the three months ended September 30, 2023. The Company currently does not expect to incur additional significant contract termination costs in connection with the implementation of this agreement.
During the three and nine month periods ended September 30, 2023, the Company recorded severance costs of approximately $0.5 million and $2.9 million, respectively, and branch closure expenses and related charges of $0.3 million and $2.3 million, respectively. In addition, in the nine months ended September 30, 2023, the Company recorded consulting and other professional fees of $4.8 million (none in the three months ended September 30, 2023), and a charge of $1.4 million related to the disposition of fixed assets due to the write off of in-development software (none in the three months ended September 30, 2023).
During the three and nine month periods ended September 30, 2022, the Company recorded severance costs of approximately $0.4 million and $1.8 million, respectively, and consulting and other professional fees of $1.1 million and $2.4 million, respectively. In addition, in the nine months ended September 30, 2022, the Company recorded a lease impairment charge of $1.6 million mainly related to the closing of a branch in Pembroke Pines, Florida in 2022.
Severance costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive (loss) income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Stock Repurchase Programs
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three and nine month periods ended September 30, 2023, the Company repurchased an aggregate of 142,188 shares of Class A common stock at a weighted average price of $19.05 per share, and 259,853 shares of Class A common stock at a weighted average price of $18.98 per share, respectively, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $2.7 million and $4.9 million in the three and nine month periods ended September 30, 2023, respectively, including transaction costs.
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
On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “2022 Common Stock Repurchase Program”). In the nine months ended September 30, 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 under the 2022 Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the 2022 Common Stock Repurchase Program. There were no repurchases of shares of Class A common stock in the three months ended September 30, 2022.
In the nine months ended September 30, 2023 and 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of September 30, 2023 and 2022, there were no shares of Class A common stock held as treasury stock.
For more information about repurchase programs, see Note 18 to the Company’s consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), on March 1, 2023 (the “2022 Form 10-K”).
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan (“ESPP”). The number of shares of Class A common stock issued in the nine months ended September 30, 2023 under the ESPP was 30,557. The Company recognized compensation expense of $0.1 million and $0.3 million in the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million in the nine months ended September 30, 2023 and 2022, respectively, in connection with the ESPP. See the 2022 Form 10-K for more details on the ESPP.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Dividends
Set forth below are the details of dividends declared and paid by the Company in the three and nine month periods ended September 30, 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
07/20/2022	08/17/2022	08/31/2022	$0.09	$3.0 million
04/13/2022	05/13/2022	05/31/2022	$0.09	$3.0 million
01/19/2022	02/11/2022	02/28/2022	$0.09	$3.2 million
On October 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on November 30, 2023, to shareholders of record on November 14, 2023.
Business Acquisition
On January 13, 2023 (the “Acquisition Date”), Amerant Mortgage completed the acquisition of certain assets and the assumption of certain liabilities of F&B Acquisition Group LLC (“F&B”), including access to an assembled workforce and other identifiable intangibles which collectively constitute a business (the “F&B Acquisition.”) The F&B Acquisition was recorded as a business acquisition using the acquisition method of accounting. The initial purchase price of approximately $2.0 million was paid in cash and included the fair value of certain loans held for sale of $1.0 million. The initial purchase price excludes any contingent consideration. The Company recorded preliminary goodwill of $1.0 million, which represents the excess of the initial purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. As of September 30, 2023, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the F&B Acquisition, including any identifiable intangible assets and any contingent consideration. Any adjustment to the assets purchased and liabilities assumed with the F&B Acquisition, including adjustments from any identifiable intangible asset and contingent consideration, will result in an adjustment of goodwill. The final allocation of purchase price is expected to be finalized by December 31, 2023.
Impairment on Investments Carried At Cost
In the nine months ended September 30, 2023, the Company recorded an impairment charge of $2.0 million related to an investment carried at cost and included in other assets in the consolidated balance sheets. See the 2022 Form 10-K for more details on our investments carried at cost.
Naming Rights
In September 2023, the Company acquired exclusive naming rights to an arena in Broward County, Florida. The naming rights have been recorded as an intangible asset with an offsetting liability for related payments to be made in the future. The naming rights intangible asset is included in other assets in the Company’s consolidated balance sheets. The naming rights liability is included as part of other liabilities in the Company’s consolidated balance sheets.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Bank Owned Life Insurance

In October 2023, the Company restructured certain of its Bank Owned Life Insurance (“BOLI”) contracts, by surrendering existing lower-yielding policies and reinvesting the proceeds in higher-yielding policies. The restructuring had no material impact to results of operations.

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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: (i) the determination of the allowance for credit losses; (ii) the fair values of loans held for sale and securities, the value assigned to goodwill during periodic goodwill impairment tests, and the fair value of other real estate owned (“OREO”); (iii) the cash surrender value of bank owned life insurance; and (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
Reclassifications
In the three and nine month periods ended September 30, 2023, loan-level derivative expenses are presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. Previously, these expenses were presented as a component of professional and other services fees in the Company’s consolidated statement of operations and comprehensive (loss) income.
In the three and nine months ended September 30, 2023, OREO and repossessed assets, net expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Beginning in the three months ended September 30, 2023, the provision for credit losses for off-balance sheet exposures is included as part of provision for (reversal of) credit losses in the Company’s consolidated statements of comprehensive income (loss). Prior to that period, the provision for credit losses for off-balance sheet exposures was included as part of other operating expenses in the the Company’s consolidated statements of comprehensive income (loss).

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
The following table reflects the impact of adopting CECL on the allowance for credit losses (“ACL”) and other line items on the Company’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2022:
Consolidated Balance Sheets

	As of September 30, 2022
(in thousands)	As Reported	As Recast (1)	Changes
Assets
Allowance for credit losses	$53,711	$76,473	$22,762
Deferred tax assets, net	45,791	51,644	5,853
Liabilities
Accounts payable, accrued liabilities and other liabilities	181,693	181,863	170
Stockholders’ Equity
Retained earnings	588,495	571,416	(17,079)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Consolidated Statements of Operations

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in thousands, except per share amounts)	As Reported	As Recast (1)	Changes	As Reported	As Recast (1)	Changes
Total interest income	$89,137	$89,137	$—	$225,402	$225,402	$—
Total interest expense	19,240	19,240	—	40,915	40,915	—
Net interest income	69,897	69,897	—	184,487	184,487	—
Provision for (reversal of) credit losses	3,000	7,314	4,314	(7,000)	(2,912)	4,088
Net interest income after provision for (reversal of) credit losses	66,897	62,583	(4,314)	191,487	187,399	(4,088)
Total noninterest income	15,956	15,956	—	42,912	42,912	—
Total noninterest expense	56,113	56,113	—	179,172	179,172	—
Income before income taxes	26,740	22,426	(4,314)	55,227	51,139	(4,088)
Income tax expense	(5,864)	(4,936)	928	(11,875)	(10,994)	881
Net income before attribution of noncontrolling interest	20,876	17,490	(3,386)	43,352	40,145	(3,207)
Noncontrolling interest	(44)	(44)	—	(1,192)	(1,192)	—
Net income attributable to Amerant Bancorp Inc.	$20,920	$17,534	$(3,386)	$44,544	$41,337	$(3,207)
Basic earnings per common share	$0.62	$0.52	$(0.10)	$1.31	$1.22	$(0.09)
Diluted earnings per common share	$0.62	$0.52	$(0.10)	$1.30	$1.21	$(0.09)
Cash dividends declared per common share	$0.09	$0.09	$—	$0.27	$0.27	$—
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Guidance on Fair Value Hedges
In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to non-prepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company adopted this guidance as of January 1, 2023, and determined that its adoption had no impact to its consolidated financial statements.
Issued and Not Yet Adopted
For a complete summary of recently issued accounting guidance that has not yet been adopted, see Note 1 to the Company’s audited consolidated financial statements in the 2022 Form 10-K.

d) Subsequent Events
The effects of other significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At September 30, 2023 and December 31, 2022, interest-earning deposits with banks were mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $203 million and $229 million, respectively. At September 30, 2023 and December 31, 2022, the average interest rate on these deposits was approximately 5.58% and 1.79%, respectively. These deposits have no stated maturity dates.

As of September 30, 2023, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At September 30, 2023, the Company held $6.0 million with an average yield of 4.65% related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents. There were no other short-term investments at December 31, 2022.

At September 30, 2023 and December 31, 2022, the Company had restricted cash balances of $51.8 million and $42.2 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Company, to repay according to margin requirements. At September 30, 2023 and December 31, 2022, this obligation was $51.2 million and $41.6 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances of $0.6 million pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$473,047	$26	$(58,438)	$—	$414,635
Corporate debt securities (2)	285,370	—	(32,792)	—	252,578
U.S. government agency debt securities (1) (2)	409,306	61	(53,380)	—	355,987
Collateralized loan obligations	5,000	5	—	—	5,005
Municipal bonds (1)	1,732	—	(92)	—	1,640
U.S. treasury securities	3,976	—	(24)	—	3,952
Total debt securities available for sale (3)	$1,178,431	$92	$(144,726)	$—	$1,033,797
__________________
(1)Includes residential mortgage-backed securities. As of September 30, 2023, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $769.4 million and fair value of $668.7 million.
(2)Includes commercial mortgage-backed securities. As of September 30, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $101.1 million and fair value of $88.8 million .
(3)Excludes accrued interest receivable of $6.3 million as of September 30, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and nine month periods ended September 30, 2023.

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
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $9.8 million and $9.7 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the three and nine month periods ended September 30, 2023 and 2022, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sales, redemptions and calls of debt securities available for sale	$—	$12,154	$1,240	$26,312

Gross realized gains	$—	$22	$—	$71
Gross realized losses	—	—	(10,760)	—
Realized (loss) gain, net	$—	$22	$(10,760)	$71

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	52	$79,491	$(3,063)	335	$333,171	$(55,375)	$412,662	$(58,438)
Corporate debt securities	6	13,242	(673)	55	239,336	(32,119)	252,578	(32,792)
U.S. government agency debt securities	30	43,592	(941)	167	294,482	(52,439)	338,074	(53,380)
Municipal bonds	—	—	—	3	1,640	(92)	1,640	(92)
U.S. treasury securities	2	3,952	(24)	—	—	—	3,952	(24)
	90	$140,277	$(4,701)	560	$868,629	$(140,025)	$1,008,906	$(144,726)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	250	$292,595	$(22,315)	108	$96,986	$(21,351)	$389,581	$(43,666)
Corporate debt securities	50	203,516	(13,374)	14	72,190	(12,825)	275,706	(26,199)
U.S. government agency debt securities	92	88,056	(4,976)	104	240,668	(37,838)	328,724	(42,814)
Municipal bonds	3	1,656	(75)	—	—	—	1,656	(75)
U.S. treasury securities	1	1,996	(1)	—	—	—	1,996	(1)
Collateralized Loan Obligations	1	4,774	(226)	—	—	—	4,774	(226)
	397	$592,593	$(40,967)	226	$409,844	$(72,014)	$1,002,437	$(112,981)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At September 30, 2023 and December 31, 2022, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of September 30, 2023 and December 31, 2022.

Corporate Debt Securities

Investments in corporate debt securities available for sale in an unrealized loss position as of September 30, 2023 include: (i) securities considered “investment-grade-quality,” primarily issued by financial institutions, with a fair value of $229.7 million ($258.8 million at December 31, 2022) and total unrealized losses of $28.7 million at that date ($24.1 million at December 31, 2022), and (ii) securities considered “non-investment-grade-quality,” primarily issued by financial institutions and companies in the technology industry, with a fair value of $22.9 million ($16.9 million at December 31, 2022) and total unrealized losses of $4.1 million at that date ($2.1 million at December 31, 2022).

As of September 30, 2023 and December 31, 2022 , our corporate debt securities available for sale issued by financial institutions were primarily “investment-grade-quality”, and had a fair value of $182.2 million and $206.3 million, respectively, and net unrealized losses of $22.9 million and $16.6 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value of $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less than one year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2023.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company had proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of comprehensive (loss) income for the nine months ended September 30, 2023.

The Company does not intend to sell its investments in corporate debt securities available for sale and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of September 30, 2023 and December 31, 2022.

Debt securities held to maturity

Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$65,002	$—	$(10,338)	$54,664	$—
U.S. government sponsored enterprise debt securities(1) (2)	165,252	—	(24,751)	140,501	—
Total debt securities held to maturity (3)	$230,254	$—	$(35,089)	$195,165	$—
__________________
(1)Includes residential mortgage-backed securities. As of September 30, 2023, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $202.6 million and fair value of $170.6 million.
(2)Includes commercial mortgage-backed securities. As of September 30, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $27.6 million and fair value of $24.5 million.
(3)Excludes accrued interest receivable of $0.7 million as of September 30, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and nine month periods ended September 30, 2023.

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

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	1	$9,425	$(500)	12	$45,239	$(9,838)	$54,664	$(10,338)
U.S. government sponsored enterprise debt securities	—	—	—	34	140,501	(24,751)	140,501	(24,751)
	1	$9,425	$(500)	46	$185,740	$(34,589)	$195,165	$(35,089)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$50,755	$(7,778)	$50,755	$(7,778)
U.S. government sponsored enterprise debt securities	31	142,033	(9,085)	3	14,689	(7,738)	156,722	(16,823)
	31	$142,033	$(9,085)	15	$65,444	$(15,516)	$207,477	$(24,601)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Beginning January 1, 2022, the Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company believes there are no current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of September 30, 2023 and December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2023 and December 31, 2022, all debt securities held to maturity held by the Company were rated investment grade or higher.
Contractual maturities
Contractual maturities of debt securities at September 30, 2023 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$2,705	$2,682	$—	$—
After 1 year through 5 years	125,842	118,742	6,603	3,247
After 5 years through 10 years	228,020	199,276	14,634	13,358
After 10 years	821,864	713,097	209,017	178,560
	$1,178,431	$1,033,797	$230,254	$195,165
b) Equity securities with readily available fair value not held for trading
As of September 30, 2023, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair value of $2.4 million, which was purchased in the second quarter of 2023. As of December 31, 2022, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million and fair value of $11.4 million. These equity securities have no stated maturities. The Company recognized net unrealized losses of $0.1 million and unrealized gains of $1.5 million in the three month periods ended September 30, 2023 and 2022, respectively, and unrealized net losses of $0.1 million and $0.4 million in the nine month periods ended September 30, 2023 and 2022, respectively, related to the change in market value of these equity securities. In the three months ended March 31, 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged

As of September 30, 2023 and December 31, 2022, the Company had $159.5 million and $314.5 million, respectively, in securities pledged as collateral. These securities were pledged to secure advances from the Federal Home Loan Bank, public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	September 30, 2023	December 31, 2022
Real estate loans
Commercial real estate
Non-owner occupied	$1,593,571	$1,615,716
Multi-family residential	771,654	820,023
Land development and construction loans	301,938	273,174
	2,667,163	2,708,913
Single-family residential	1,371,194	1,102,845
Owner occupied	1,129,921	1,046,450
	5,168,278	4,858,208
Commercial loans (1)	1,452,759	1,381,234
Loans to financial institutions and acceptances	13,353	13,292
Consumer loans and overdrafts	438,997	604,460
Total loans held for investment, gross (2)	$7,073,387	$6,857,194
_________________
(1)At September 30, 2023 and December 31, 2022, includes equipment loans and leases totaling $49.3 million and $45.3 million, respectively.
(2)Excludes accrued interest receivable.

At September 30, 2023 and December 31, 2022, loans with outstanding principal balances of $2.5 billion and $1.2 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $312 million and $367 million at September 30, 2023 and December 31, 2022, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $254.7 million and $433.3 million at September 30, 2023 and December 31, 2022, respectively.

International loans included above were $103.3 million and $99.2 million at September 30, 2023 and December 31, 2022, respectively, mainly single-family residential loans. These loans are net of collateral of cash, cash equivalents or other financial instruments totaling $6.6 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively.
The Company purchased single-family residential loans totaling $10.3 million and $110.3 million in the three months ended September 30, 2023 and 2022, respectively, and $17.5 million and $132.1 million in the nine months ended September 30, 2023 and 2022, respectively. In the three and nine month periods ended September 30, 2022, the Company purchased $91 million and $345 million, respectively, in indirect consumer loans. There were no purchases of indirect consumer loans in the three and nine month periods ended September 30, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of September 30, 2023 and December 31, 2022, are summarized in the following tables:

	September 30, 2023
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,593,571	$1,593,571	$—	$—	$—	$—
Multi-family residential	771,654	748,075	235	—	23,344	23,579
Land development and construction loans	301,938	301,938	—	—	—	—
	2,667,163	2,643,584	235	—	23,344	23,579
Single-family residential	1,371,194	1,369,078	—	1,845	271	2,116
Owner occupied	1,129,921	1,124,503	1,393	1,229	2,796	5,418
	5,168,278	5,137,165	1,628	3,074	26,411	31,113
Commercial loans	1,452,759	1,442,915	3,225	4,209	2,410	9,844
Loans to financial institutions and acceptances	13,353	13,353	—	—	—	—
Consumer loans and overdrafts	438,997	433,444	2,995	2,558	—	5,553
	$7,073,387	$7,026,877	$7,848	$9,841	$28,821	$46,510

	December 31, 2022
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,615,716	$1,615,716	$—	$—	$—	$—
Multi-family residential	820,023	818,394	1,387	242	—	1,629
Land development and construction loans	273,174	273,174	—	—	—	—
	2,708,913	2,707,284	1,387	242	—	1,629
Single-family residential	1,102,845	1,098,310	3,140	150	1,245	4,535
Owner occupied	1,046,450	1,039,928	172	6,014	336	6,522
	4,858,208	4,845,522	4,699	6,406	1,581	12,686
Commercial loans	1,381,234	1,373,042	1,523	475	6,194	8,192
Loans to financial institutions and acceptances	13,292	13,292	—	—	—	—
Consumer loans and overdrafts	604,460	601,921	2,439	62	38	2,539
	$6,857,194	$6,833,777	$8,661	$6,943	$7,813	$23,417

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	23,344	$23,344	—
	—	23,344	23,344	—
Single-family residential	843	1,690	$2,533	—
Owner occupied	1,951	149	2,100	—
	2,794	25,183	$27,977	—
Commercial loans	959	3,754	$4,713	504
Consumer loans and overdrafts	1	—	1	—
Total	$3,754	$28,937	$32,691	$504

	As of December 31, 2022
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$20,057	$—	$20,057	$—
Multi-family residential	—	—	—	—
	20,057	—	20,057	—
Single-family residential	—	1,526	1,526	253
Owner occupied	5,936	334	6,270	—
	25,993	1,860	27,853	253
Commercial loans	482	8,789	9,271	183
Consumer loans and overdrafts	—	4	4	35
Total	$26,475	$10,653	$37,128	$471
The Company did not recognize any interest income on nonaccrual loans during the three and nine month periods ended September 30, 2023 and 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	September 30, 2023	December 31, 2022
Loans held for sale at the lower of fair value or cost
Real estate loans
Commercial real estate
Non-owner occupied	$43,256	$—
Total loans held for sale at the lower of fair value or cost (1)	43,256	—

Mortgage loans held for sale at fair value
Land development and construction loans (2)	6,931	9,424
Single-family residential (3)	19,022	53,014
Total loans held for sale at fair value (4)	25,953	62,438
Total loans held for sale (5)(6)	$69,209	$62,438
_______________
(1)In the third quarter of 2023, the Company transferred a New York-based CRE loan held for investment to the loans held for sale category, and recognized a valuation allowance of $5.6 million as result of the fair value adjustment of this loan. The Company subsequently sold this loan and there was no material impact to the Company’s results of operations as result of this transaction.
(2)In the nine months ended September 30, 2023, the Company transferred approximately $14 million in land development and construction loans held for sale to the loans held for investment category.
(3)In the nine months ended September 30, 2023, the Company transferred approximately $81 million in single-family residential loans held for sale to the loans held for investment category.
(4)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(5)Remained current and in accrual status at each of the periods shown.
(6)Excludes accrued interest receivable.

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

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $33.0 million and $27.7 million as of September 30, 2023 and December 31, 2022, respectively. In the three and nine month periods ended September 30, 2023, the Company reversed approximately $0.1 million and $0.5 million, respectively, of accrued interest receivable against interest income in connection with real estate and commercial loans placed in non-accrual status during the periods. In the three months ended September 30, 2022, the Company reversed approximately $0.3 million of accrued interest receivable against interest income in connection with consumer loans and overdrafts placed in non-accrual status during the period. In the nine months ended September 30, 2022, the Company reversed approximately $0.6 million of accrued interest receivable against interest income in connection with loans placed in non-accrual status during the period, including: (i) $0.5 million related to consumer loans and overdrafts, and (ii) a total of $0.1 million related to real estate and commercial loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the three and nine month periods ended September 30, 2023 and 2022 is summarized in the following tables:

	Three Months Ended September 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$42,238	$36,626	$—	$27,092	$105,956
(Reversal of ) provision for credit losses - loans	(3,067)	4,852	—	5,615	7,400
Loans charged-off	(90)	(9,288)	—	(6,441)	(15,819)
Recoveries	10	736	—	490	1,236
Balance at end of the period	$39,091	$32,926	$—	$26,756	$98,773

	Nine Months Ended September 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses - loans	13,655	20,639	—	13,883	48,177
Loans charged-off	(90)	(18,715)	—	(20,428)	(39,233)
Recoveries	289	5,114	—	926	6,329
Balance at end of the period	$39,091	$32,926	$—	$26,756	$98,773

	Three Months Ended September 30, 2022
	Recast (1)
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$20,459	$21,152	$—	$28,864	$70,475
Provision for credit losses - loans (1)	2,869	927	—	3,518	7,314
Loans charged-off	—	(99)	—	(1,712)	(1,811)
Recoveries	12	443	—	40	495
Balance at end of the period (1)	$23,340	$22,423	$—	$30,710	$76,473
_______________
(1)Recast amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022
	Recast (1)
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$17,952	$38,979	$42	$12,926	$69,899
Cumulative effect of adoption of accounting principle (1)	17,418	(8,281)	(42)	9,579	18,674
(Reversal of) provision for credit losses - loans (1)	(12,056)	(2,435)	—	11,579	(2,912)
Loans charged-off	—	(7,979)	—	(3,674)	(11,653)
Recoveries	26	2,139	—	300	2,465
Balance at end of the period (1)	$23,340	$22,423	$—	$30,710	$76,473
______________

(1)Recast amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the three and nine month periods ended September 30, 2023.

The ACL increased by $15.3 million, or 18.3% at September 30, 2023, compared to December 31, 2022. The ACL as a percentage of total loans held for investment was 1.40% at September 30, 2023 compared to 1.22% at December 31, 2022. The provision for credit losses on loans in the nine months ended September 30, 2023 was partially offset by net charge-offs. During the third quarter of 2023, the provision for credit losses on loans included $7.6 million to cover charge-offs and $1.4 million due to loan composition and volume changes. These provision requirements were partially offset by a $0.4 million release due to credit quality and macroeconomic factor updates and a $1.2 million release due to recoveries. In the first nine months of 2023, the provision for credit losses on loans includes $36.3 million in additional reserve requirements for loan charge-offs and credit quality, $2.3 million to account for loan growth and composition in the period and $9.6 million to reflect updated macroeconomic factors and loss factor update.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2023	$20,500	$6,909	$—	$—	$27,409
2022	$—	$6,483	$—	$—	$6,483

Nine Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2023	$34,075	$7,796	$—	$—	$41,871
2022	$11,566	$6,483	$—	$1,313	$19,362

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and nine month periods ended September 30, 2023. There were no loans that defaulted in the three and nine month periods ended September 30, 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Troubled Debt Restructurings
As result of adoption of guidance related to CECL effective as of January 1, 2023, the Company had no reportable balances related to TDRs as of and for the three and nine month periods ended September 30, 2023. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.
There were no new TDRs in the three and nine month periods ended September 30, 2022. In addition, during the three and nine month periods ended September 30, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring in the three and nine month periods ended September 30, 2022.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$99,056	$191,221	$597,265	$35,803	$90,311	$402,213	$177,702	$1,593,571
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	99,056	191,221	597,265	35,803	90,311	402,213	177,702	1,593,571

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	1,801	70,396	105,857	26,605	117,535	120,969	305,147	748,310
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	23,344	—	23,344
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	1,801	70,396	105,857	26,605	117,535	144,313	305,147	771,654

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	42,384	9,735	28,911	21,945	—	26,928	172,035	301,938
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	42,384	9,735	28,911	21,945	—	26,928	172,035	301,938

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	286,064	460,287	181,306	65,722	21,041	71,615	282,074	1,368,109
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	691	2,394	3,085
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	286,064	460,287	181,306	65,722	21,041	72,306	284,468	1,371,194

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	143,861	262,104	434,620	20,904	58,112	161,840	44,066	1,125,507
Special Mention	—	—	—	—	—	354	1,880	2,234
Classified
Substandard	—	—	1,316	—	—	864	—	2,180
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	143,861	262,104	435,936	20,904	58,112	163,058	45,946	1,129,921

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	302,410	292,024	79,465	12,127	34,900	38,184	660,939	1,420,049
Special Mention	7,007	—	—	—	—	—	19,968	26,975
Classified
Substandard	—	623	17	106	1,777	854	2,355	5,732
Doubtful	—	—	—	—	3	—	—	3
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	309,417	292,647	79,482	12,233	36,680	39,038	683,262	1,452,759

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	—	—	—	13,353	—	13,353
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	—	—	—	13,353	—	13,353

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	28,583	211,027	61,386	21,306	35	10	116,649	438,996
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	28,583	211,027	61,386	21,306	35	11	116,649	438,997
Total loans held for investment, gross	$911,166	$1,497,417	$1,490,143	$204,518	$323,714	$861,220	$1,785,209	$7,073,387

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended September 30, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$90	$—	$90
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	90	—	90
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	90	—	90
Commercial loans	108	534	46	4,868	1,814	1,918	—	9,288
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	193	3,527	2,365	185	9	162	—	6,441
Total Quarter-To-Date Gross Charge-Offs	$301	$4,061	$2,411	$5,053	$1,823	$2,170	$—	$15,819

	Nine Months Ended September 30, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$90	$—	$90
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	90	—	90
Single-family residential	—	—	—	—	—	39	—	39
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	129	—	129
Commercial loans	108	9,308	216	5,026	1,814	2,243	—	18,715
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	592	9,589	8,608	1,031	22	547	—	20,389
Total Year-To-Date Gross Charge-Offs	$700	$18,897	$8,824	$6,057	$1,836	$2,919	$—	$39,233

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—		—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	99	—	99
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	622	785	305	—	—		—	1,712
Total Quarter-To-Date Gross Charge-Offs	$622	$785	$305	$—	$—	$99	$—	$1,811

	Nine Months Ended September 30, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	14	—	14
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	14	—	14
Commercial loans	2,523	—	4,429	541	—	486	—	7,979
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	665	2,008	986	—	—	1	—	3,660
Total Year-To-Date Gross Charge-Offs	$3,188	$2,008	$5,415	$541	$—	$501	$—	$11,653

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Multi-family residential	$23,344	—	—	$23,344	8,567
Single-family residential (1)	—	797	—	797	—
Owner occupied (2)	1,951	—	—	1,951	—
Commercial loans	—	—	3,620	3,620	—
Total	$25,295	$797	$3,620	$29,712	$8,567
_________________
(1)Weighted-average loan-to-value was approximately 66.8% at September 30, 2023.
(2)Weighted-average loan-to-value was approximately 58.1% at September 30, 2023.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Collateral dependent loans are evaluated on an individual basis for purposes of determining expected credit losses. For collateral-dependent loans where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan. In the nine months ended September 30, 2023, the weighted-average loan-to-values related to existing owner-occupied collateral dependent loans with no specific reserves decreased approximately 2% since December 31, 2022.

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at September 30, 2023 and $928 million at December 31, 2022, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $700 million and $486 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, brokered time deposits amounted to $723 million and $609 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands, except percentages)
Less than 3 months	$394,866	30.1%	$140,292	15.1%
3 to 6 months	151,991	11.6%	148,137	16.0%
6 to 12 months	598,763	45.7%	497,436	53.6%
1 to 3 years	157,740	12.0%	135,663	14.6%
Over 3 years	8,215	0.6%	6,889	0.7%
Total	$1,311,575	100.0%	$928,417	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At September 30, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At September 30, 2023	At December 31, 2022
			(in thousands)
2023	0.61% to 4.84%	Fixed	—	304,821
2024	1.68%	Fixed	—	100,000
2025	1.40% to 3.07%	Fixed	—	451,665
2026	4.25% to 4.90%	Fixed	110,000	—
2027 and after (1)	1.82% to 4.40%	Fixed	485,000	50,000
			$595,000	$906,486
_______________
(1)There were no callable advances from the FHLB as of September 30, 2023 and December 31, 2022.
In the first quarter of 2023, the Company realized a pretax gain of $13.2 million on the early repayment of $565 million in advances from the FHLB. In the second quarter of 2023, the Company realized a pretax gain of $13.4 million on the early repayment of $355 million in advances from the FHLB. In the third quarter of 2023, the Company realized a pretax gain of $7.0 million on the early repayment of $225 million in advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

8.Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of September 30, 2023 and December 31, 2022, these Senior Notes amounted to $59.4 million and $59.2 million, respectively, net of direct unamortized issuance costs of $0.6 million and $0.8 million, respectively. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, and rank equally with all of our existing and future unsecured and unsubordinated indebtedness.

9.Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida Bancorp Inc (“Amerant Florida” or the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of September 30, 2023 and December 31, 2022, these Subordinated Notes amounted to $29.4 million and $29.3 million, respectively, net of direct unamortized issuance costs of $0.6 million and $0.7 million, respectively.

The Subordinated Notes initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. From and including March 15, 2027, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (“SOFR”) plus 251 basis points, with interest during such period payable quarterly in arrears. If the three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Subordinated Notes.

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

10. Junior Subordinated Debentures Held by Trust Subsidiaries
The following tables provide information on the outstanding Trust Preferred Securities issued by, and the junior subordinated debentures issued to, each of the statutory trust subsidiaries as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	$9,250	$9,537	2002	3-M SOFR + 3.61%	2033
Commercebank Capital Trust VII	8,000	8,248	2003	3-M SOFR + 3.51%	2033
Commercebank Capital Trust VIII	5,000	5,155	2004	3-M SOFR + 3.11%	2034
Commercebank Capital Trust IX	25,000	25,774	2006	3-M SOFR + 2.01%	2038
Commercebank Capital Trust X	15,000	15,464	2006	3-M SOFR + 2.04%	2036
	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	$9,250	$9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178

In the third quarter of 2023, SOFR replaced LIBOR as the floating rate for the Company’s junior subordinated debentures. See the 2022 Form 10-K for more details on the LIBOR cessation and its impact on our financial instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

11. Derivative Instruments
At September 30, 2023 and December 31, 2022, the fair values of the Company’s derivative instruments were as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	$1,199	$919	$167	$45
Interest rate swaps not designated as hedging instruments:
Customers	62	76,173	603	66,439
Third party broker	76,173	62	66,439	603
	76,235	76,235	67,042	67,042
Interest rate caps not designated as hedging instruments:
Customers	—	8,374	—	10,002
Third party broker	8,715	—	10,207	—
	8,715	8,374	10,207	10,002
Mortgage derivatives not designated as hedging instruments:
Interest rate lock commitments	708	—	727	—
Forward contracts	287	90	107	71
	995	90	834	71
	$87,144	$85,618	$78,250	$77,160

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
At September 30, 2023 and December 31, 2022, the Company had five interest rate swap contracts on debt instruments with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2023 and December 31, 2022 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.2 million and $8 thousand in the three months ended September 30, 2023 and 2022, respectively, and unrealized gains of $0.3 million and unrealized losses of $0.3 million in the nine months ended September 30, 2023 and 2022, respectively, related to these interest rate swap contracts. These unrealized losses were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive (loss) income. As of September 30, 2023, the estimated net unrealized gains in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.3 million.

In 2019, the Company terminated 16 interest rate swaps on debt instruments that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.3 million in each of the three months ended September 30, 2023 and 2022 and $1.0 million in each of the nine months ended September 30, 2023 and 2022 as a reduction of interest expense on FHLB advances as a result of this amortization.

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, and maturity in the second quarter of 2025. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. In the three and nine month periods ended September 30, 2023, the Company recognized unrealized losses of $0.2 million related to this interest rate swap contract. These unrealized losses were included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive (loss) income. As of September 30, 2023, the estimated net unrealized losses in accumulated other comprehensive (loss) income expected to be reclassified into interest income in the next twelve months amounted to $0.7 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps
At September 30, 2023 and December 31, 2022, the Company had 143 interest rate swap contracts with customers, respectively, with total notional amounts of $969.4 million and $925.4 million, respectively. These instruments involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. In addition, as of September 30, 2023 and December 31, 2022, the Company had interest rate swap mirror contracts with third party brokers with similar terms.

The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. As of September 30, 2023 and December 31, 2022, the Company had four swap participation agreements with total notional amounts of approximately $72.6 million and $74.0 million, respectively. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts. As of September 30, 2023 and December 31, 2022, the fair value of swap participation agreements was not significant.
Interest Rate Caps

At September 30, 2023 and December 31, 2022, the Company had 15 and 19 interest rate cap contracts with customers with total notional amounts of $353.4 million and $448.8 million, respectively. These instruments involve the Company making payments if an interest rate exceeds the agreed strike price. In addition, at September 30, 2023 and December 31, 2022, the Company had 14 and 16 interest rate cap mirror contracts, respectively, with a third party broker with total notional amounts of $332.4 million and $371.9 million, respectively.

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers at December 31, 2022. At September 30, 2023 and December 31, 2022, there were 1 and 4 interest rate cap contracts, respectively, with total notional amounts of $35.0 million and $140.0 million, respectively, in connection with this transaction.

Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. At September 30, 2023 and December 31, 2022, the Company had interest rate lock commitments with notional amounts of $92.4 million and $77.0 million, respectively, and forward contracts with notional amounts of $36.5 million and $17.0 million, respectively. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized gain of $0.1 million in each of the three months ended September 30, 2023 and 2022, and an unrealized gain of $0.1 million and $0.3 million in the nine months ended September 30, 2023 and 2022, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive (loss) income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Credit Risk-Related Contingent Features
As of September 30, 2023 and December 31, 2022, the aggregate fair value of interest rate swaps in a liability position was $77.2 million and $67.1 million, respectively.

Some agreements may require pledging of securities when the valuation of a interest rate swap falls below a certain amount. There were no securities pledged as collateral for interest rate swaps in a liability position at September 30, 2023. At December 31, 2022, there were $0.5 million in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $45 thousand. In addition, as of September 30, 2023 and December 31, 2022, the Company had cash held as collateral of $51.2 million and $41.6 million, respectively, for derivatives margin calls. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of September 30, 2023, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

12. Leases
The Company leases certain premises and equipment under operating leases. The leases have remaining lease terms ranging from less than one year to 42 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required. The Company had variable lease payments of $0.6 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively, which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. In addition, the Company recorded right of use (“ROU”) asset impairment charges of $1.1 million and $1.6 million in the nine months ended September 30, 2023 and 2022, respectively. ROU asset impairment charges in the first nine months of 2023 were in connection with the closure of a branch in Houston, Texas in 2023, and with the decision to close another branch in Miami, Florida in 2023 (First nine months of 2022 - in connection with the closure of a branch in Pembroke Pines, Florida in 2022). These impairments were recorded as occupancy and equipment expense on the consolidated statements of operations and comprehensive (loss) income.
Lease costs for the three and nine month periods ended September 30, 2023 and 2022 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$5,248	$4,278	$13,866	$13,008
Short-term lease cost	24	18	24	62
Variable lease cost	588	414	1,675	1,304
Sublease income (1)	(857)	(527)	(2,582)	(2,164)
Total lease cost, net	$5,003	$4,183	$12,983	$12,210
_______________
(1)Primarily in connection with the subleasing of portions of the Company’s headquarters building and, to a lesser extent, the sublease of the New York office space.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

As of September 30, 2023 and December 31, 2022, the Company had an ROU asset of $116.8 million and $140.0 million and total operating lease liability of $124.1 million and $145.3 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had a short-term lease liability of $3.4 million and $5.2 million, respectively, included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended Ended September 30,
	2023	2022	2023	2022
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	4,267	3,499	11,908	10,811
Weighted average remaining lease term for operating leases	17.0 years	18.3 years	17.0 years	18.3 years
Weighted average discount rate for operating leases	9.66%	5.94%	9.66%	5.94%

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2023 for the remaining 3 months of 2023 and thereafter:

(in thousands)
For the remaining three months of 2023	$3,585
2024	14,579
2025	14,659
2026	14,905
2027	15,216
Thereafter	199,817
Total minimum payments required	262,761
Less: implied interest	(138,689)
Total lease obligations	$124,072

The Company provides equipment financing through a variety of loan and lease structures, including direct or sale type finance leases and operating leases. As of September 30, 2023 and December 31, 2022, there were $2.5 million and $13.6 million, respectively, in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment. As of September 30, 2023, there were $3.1 million in operating leases included as part of premises and equipment, net of accumulated depreciation, in the Company’s consolidated balance sheet.

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
Restricted Stock Awards
The following table shows the activity of restricted stock awards during the nine months ended September 30, 2023:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	295,076	$25.83
Granted	10,440	27.42
Vested	(103,118)	24.22
Forfeited	(36,691)	23.87
Non-vested shares at September 30, 2023	165,707	$27.37

In the first nine months of 2023, the Company granted an aggregate of 10,440 RSAs to various employees, under the LTI Plan. The fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $27.42 per RSA. These RSAs will vest in three equal installments on each of the first three anniversaries of the grant date.
The Company recorded compensation expense related to the RSAs of $0.3 million and $0.9 million during the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $2.4 million during the nine months September 30, 2023 and 2022, respectively. The total unamortized deferred compensation expense of $1.5 million for all unvested restricted stock outstanding at September 30, 2023 will be recognized over a weighted average period of 1.2 years.
Restricted Stock Units and Performance Stock Units
The following table shows the activity of RSUs and PSUs during the nine months ended September 30, 2023:

	Stock-settled RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Non-vested, beginning of year	123,970	$22.83	137,199	$17.43
Granted	231,976	24.18	53,420	25.09
Vested	(64,820)	22.71	(10,442)	19.00
Forfeited	(12,081)	27.08	(2,867)	33.63
Non-vested, at September 30, 2023	279,045	$23.80	177,310	$19.38

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

In the third quarter of 2023, the Company granted an aggregate of 24,000 RSUs to various executive officers and employees. Included in those 24,000 shares are 16,111 shares that will vest as follows: 40% will vest in two substantially equal installments on each of July 24, 2024 and 2025, and the remaining 60% will vest on July 24, 2026. The remaining 7,889 RSUs will vest in three equal installments on each of the first three anniversaries of the grant date. The fair values of the RSUs granted were based on the market price of the shares of the Company’s Class A common stock at the grant date. The weighted average fair value of these RSUs was $19.96 per RSU.

On June 7, 2023, the Company granted 28,920 stock-settled RSUs to its independent directors. The fair value of the RSUs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which was $20.74 per RSU. These RSUs will vest within one year.

The Company recorded compensation expense related to RSUs and PSUs of $1.3 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively, and $3.2 million and $1.7 million during the nine months September 30, 2023 and 2022, respectively. The total unamortized deferred compensation expense of $5.6 million for all unvested stock-settled RSUs and PSUs outstanding at September 30, 2023 will be recognized over a weighted average period of 1.9 years.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2023 and 2022 were 21.71% and 21.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
15.     Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2023			December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(144,634)	$36,907	$(107,727)	$(111,957)	$28,605	$(83,352)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	2,818	(725)	2,093	3,659	(942)	2,717
Total (AOCL) AOCI	$(141,816)	$36,182	$(105,634)	$(108,298)	$27,663	$(80,635)
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended September 30,
	2023			2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(25,007)	$6,438	$(18,569)	$(47,015)	$12,056	$(34,959)
Reclassification adjustment for net losses included in net income	—	—	—	(22)	5	(17)
	(25,007)	6,438	(18,569)	(47,037)	12,061	(34,976)
Net unrealized holding losses (gains) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	174	(45)	129	(22)	6	(16)
Reclassification adjustment for net interest income included in net income	(360)	92	(268)	(345)	88	(257)
	(186)	47	(139)	(367)	94	(273)
Total other comprehensive loss	$(25,193)	$6,485	$(18,708)	$(47,404)	$12,155	$(35,249)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2023			2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(34,775)	$8,836	$(25,939)	$(135,554)	$34,516	$(101,038)
Reclassification adjustment for net losses (gains) included in net income	2,098	(534)	1,564	(71)	18	(53)
	(32,677)	8,302	(24,375)	(135,625)	34,534	(101,091)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	288	(71)	217	295	(133)	162
Reclassification adjustment for net interest income included in net income	(1,129)	288	(841)	(667)	171	(496)
	(841)	217	(624)	(372)	38	(334)
Total other comprehensive loss	$(33,518)	$8,519	$(24,999)	$(135,997)	$34,572	$(101,425)

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
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2023 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,238,080
Standby letters of credit	32,300
Commercial letters of credit	64
$1,270,444

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and nine month periods ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balances at beginning of the period	$2,002	$1,702	$1,702	$1,702
Provision for credit losses - off balance sheet exposures	600	—	900	—
Balances at end of period	$2,602	$1,702	$2,602	$1,702

Beginning in the three months ended September 30, 2023, the provision for credit losses for off-balance sheet exposures is included as part of provision for (reversal of) credit losses in the Company’s consolidated statements of comprehensive income (loss). Prior to that period, the provision for credit losses for off-balance sheet exposures was included as part of other operating expenses in the Company’s consolidated statements of comprehensive income (loss).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
17.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and cash equivalents
Other short-term investments	$—	$6,024	$—	$6,024
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	414,635	—	414,635
Corporate debt securities	—	252,578	—	252,578
U.S. government agency debt securities	—	355,987	—	355,987
Collateralized loan obligations	—	5,005	—	5,005
Municipal bonds	—	1,640	—	1,640
U.S treasury securities	—	3,952	—	3,952
	—	1,033,797	—	1,033,797
Equity securities with readily determinable fair values not held for trading	2,438	—	—	2,438
	2,438	1,033,797	—	1,036,235
Mortgage loans held for sale (at fair value)	—	25,952	—	25,952
Bank owned life insurance	—	232,736	—	232,736
Other assets
Mortgage servicing rights (MSRs)	—	—	1,306	1,306
Derivative instruments	—	87,144	—	87,144
	$2,438	$1,385,653	$1,306	$1,389,397
Liabilities
Other liabilities
Derivative instruments	$—	$85,618	$—	$85,618

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	$—	$437,674	$—	$437,674
Corporate debt securities	—	280,700	—	280,700
U.S. government agency debt securities	—	330,821	—	330,821
Collateralized loan obligations	—	4,774	—	4,774
U.S treasury securities	—	1,996	—	1,996
Municipal bonds	—	1,656	—	1,656
	—	1,057,621	—	1,057,621
Equity securities with readily determinable fair values not held for trading	11,383	—	—	11,383
	11,383	1,057,621	—	1,069,004
Mortgage loans held for sale (at fair value)	—	62,438	—	62,438
Bank owned life insurance	—	228,412	—	228,412
Other assets
Mortgage servicing rights (MSRs)	—	—	1,307	1,307
Derivative instruments	—	78,250	—	78,250
	$11,383	$1,426,721	$1,307	$1,439,411
Liabilities
Other liabilities
Derivative instruments	$—	$77,160	$—	$77,160

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of fair value or cost	$43,257	$—	$—	$43,257	$5,562
Loans held for investment measured for impairments using the fair value of the collateral (1)	24,146	—	—	24,146	4,371
Other Real Estate Owned (2)	20,181	—	—	20,181	—
	$87,584	$—	$—	$87,584	$9,933
_______________
(1)Include loans with specific reserves of $8.6 million and total write downs of $4.4 million at September 30, 2023.
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
_______________
(1)Include loans with specific reserves of $5.2 million and total write downs of $3.9 million at December 31, 2022.

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022.

Loans Held for Sale, at Lower of Fair Value or Cost

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

OREO and Repossessed Assets

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The fair value of non-real estate repossessed assets is provided by a third party based on their assumptions and quoted market prices for similar assets, when available. At March 31, 2023, the Company had other repossessed assets with a carrying value of $6.4 million. In the nine months ended September 30, 2023, the Company sold these repossessed assets and recognized a loss on sale of $2.6 million which is included in the result of operations for that period.

The Company had no OREO or repossessed asset balances as of December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$230,254	$195,165	$242,101	$217,609
Loans	3,319,421	3,145,042	3,314,553	3,181,696
Financial liabilities:
Time deposits	1,579,458	1,569,852	1,119,510	1,099,294
Advances from the FHLB	595,000	588,604	906,486	873,852
Senior notes	59,447	56,293	59,210	58,755
Subordinated notes	29,412	28,481	29,284	28,481
Junior subordinated debentures	64,178	63,237	64,178	64,182

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

18.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data and per share amounts)	2023	2022 (1)	2023	2022 (1)
Numerator:
Net income before attribution of noncontrolling interest (1)	$21,741	$17,490	$48,729	$40,145
Noncontrolling interest	(378)	(44)	(884)	(1,192)
Net income attributable to Amerant Bancorp Inc. (1)	$22,119	$17,534	$49,613	$41,337
Net income available to common stockholders (1)	$22,119	$17,534	$49,613	$41,337
Denominator:
Basic weighted average shares outstanding	33,489,560	33,476,418	33,537,759	33,985,856
Dilutive effect of share-based compensation awards	207,060	270,460	218,756	267,706
Diluted weighted average shares outstanding	33,696,620	33,746,878	33,756,515	34,253,562

Basic earnings per common share (1)	$0.66	$0.52	$1.48	$1.22
Diluted earnings per common share (1)	$0.66	$0.52	$1.47	$1.21
_______________
(1)Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

As of September 30, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, RSUs and PSUs totaling 577,511 and 532,867, respectively. In the three and nine month periods ended September 30, 2023 and 2022, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

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
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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
The Bank intends to open several additional banking centers in 2023, including: i) a new location in Tampa, FL which will transition our Tampa operation from an LPO to a full service bank with full banking capabilities; ii) and new locations in downtown Miami, FL, Fort Lauderdale, FL, and River Oaks in Houston, TX. The Bank has obtained Office of the Comptroller of the Currency (“OCC”) approval to proceed with each location.
During the third quarter of 2023, we announced the establishment of a new regional headquarter in Broward County, Florida, which we currently expect to open by the first quarter of 2024. In addition, we also expect to open a regional headquarter office in Tampa in the first quarter of 2024.
Business Developments
For more information on the progress of our strategic initiatives in 2022, see Item 1. Business section included in the 2022 Form 10-K.
Progress on our Strategic Initiatives

The Company is dedicated to finding new ways to increase efficiencies and profitable growth across the Company while simultaneously providing an enhanced banking experience for customers. Below is a summary of actions taken by the Company in the first nine months of 2023:

Growing our core deposits. We continue to focus on organic deposit growth and work on improving deposit mix to generate more core deposits. The loan to deposit ratio at September 30, 2023 was 94.64% compared to 98.23% at December 31, 2022. The ratio of non-interest bearing deposits to total deposits ratio was 18.16% at September 30, 2023 compared to 19.42% at December 31, 2022, which reflects growing consumer and business awareness of the rising interest rates and seeking better returns.
Provide a superior customer experience. During the first quarter of 2023, we launched a new Amerant website which provides improved user experience with enhanced navigation and ease of access to information across all device types. Additionally, the Company expects the FIS conversion will be taking place in early November 2023. We believe the conversion to a new information technology platform will provide an upgraded digital experience for our customers and improve our operations.

Improving Amerant's brand awareness. Our campaign "Imagine a Bank", which we launched in the fourth quarter of 2021, continued in 2023 with greater emphasis on our partnerships with sports teams across South Florida, which includes the Miami Heat, the Florida Panthers, and the University of Miami Hurricanes. During the second quarter of 2023, we announced a multi-year partnership with Rice University in Houston, Texas, making us the “Official Bank of Rice University Athletics”. Most recently, during the third quarter, we entered into a multi-year extension of our partnership with the University of Miami Hurricanes. We are also now the naming rights partner of the Amerant Bank Arena in Broward County, which is the home venue of the Florida Panthers. Lastly, we continue to focus on raising brand awareness through impactful campaigns, such as out-of-home advertising and various campaigns via social media and public relations.

Lines of business and geographies. Our banking center rationalization continues. As we announced in the first quarter, we have signed a five-year lease for our first banking center in Tampa with an estimated opening in the fourth quarter of 2023 along with the new branches in downtown Miami and downtown Fort Lauderdale. In the second quarter, we have received approval from the OCC for a private banking location in the River Oaks area in Houston, TX.
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
During the second quarter of 2023, we merged the business banking group with the retail banking group as part of our ongoing efforts to streamline our organizational structure. We continued to selectively add key business development personnel in all three markets we serve including the hire of the private banking leader in Houston who started in the beginning of the third quarter of 2023. We also rationalized the organization in several support areas which will result in future period efficiency and personnel expense savings and improve ratio of customer facing versus support positions, including two executive positions that are not being replaced. As previously announced, we also opened our full-service branch in Key Biscayne in June 2023. Lastly, we closed the FM 1960 banking center and merged it with the Champions banking center in Houston. We also announced the appointment of our new Chief Financial Officer, which completed all expected executive-level changes in management, as our former CFO has now assumed the role of Chief Operating Officer.
Most recently, the closure of the Edgewater location near Miami, FL, which was announced during the second quarter of 2023, has officially taken place. Customers are being served at another location until the opening of the downtown Miami branch currently expected in the fourth quarter of 2023.

Improve operational efficiency. The Company continues to work on optimizing its operating structure to support its business activities. In the third quarter and in the first nine months of 2023, staff reduction costs include severance expenses, primarily related to severance expenses in connection with employment terminations and changes in certain positions. With respect to our balance sheet composition, during the nine months ended September 30, 2023, the Company repaid $1.6 billion in FHLB advances, which includes early repayment of $1.1 billion. In addition, in the nine months ended September 30, 2023, the Company borrowed $1.3 billion in FHLB advances. These activities are part of the Company’s asset/liability management strategies intended to maximize value on its assets and liabilities.
Integrate ESG into our DNA. During the third quarter of 2023, we continued to advance our Impact Program initiatives and completed a series of activities within the scope of the program. Those activities included: i) pre-purchasing carbon emission offsets to cover our calculated baseline scope 1 and 2 carbon emissions for 2023 through 2025; ii) launching and offering team members an online course on the “Return On Investment (ROI) of Going Green,” as part of our efforts to sponsor environmentally conscious activities; iii) sponsoring the “Dream in Green” program - the Green Schools Challenge, which engages students in hands-on activities to save energy and water at school and teaches them about the links between natural resources, climate change and community sustainability; and iv) sponsoring the “Freebee” transportation service in Key Biscayne, FL, which reduces carbon emissions in that geography.

Other Relevant Matters. In the three and nine months ended September 30, 2023, we repurchased 142,188 and 259,853 shares, respectively, of Class A common stock under the $25 million share repurchase program. Lastly, the Company appointed a new independent director, Ashaki Rucker, who officially joined the Board of Directors effective April 17, 2023. She is now a member of the Compensation and Human Capital Committee, and the Risk Committee.

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

Income from changes in the cash surrender value of our BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable. In October 2023, the Company restructured certain of its BOLI contracts, by surrendering existing lower-yielding policies and reinvesting the proceeds in higher-yielding policies. The restructuring had no material impact to our results of operations. This transaction is expected to increase income from this source prospectively.

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

Other noninterest income includes mortgage banking income related to Amerant Mortgage, which consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $0.5 million and $0.1 million in the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $3.2 million in the nine months ended September 30, 2023 and 2022, respectively.

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

Occupancy expense consists of lease expense on our leased properties, including right-of-use or ROU asset impairment charges, and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Rental income associated with subleasing portions of the Company’s headquarters building and the subleasing of the New York office space, primarily, is included as a reduction to rent expense under lease agreements under occupancy and equipment cost.

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

OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In the three and nine month periods ended September 30, 2023, “OREO” and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.

Other operating expenses include community engagement and other operational expenses. In addition, in the nine months ended September 30, 2023, other operating expenses include an impairment charge of $2.0 million on an investment carried at cost and included as part of other assets. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Noninterest expenses in the three and nine month periods ended September 30, 2023 and 2022 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

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

The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Non-routine noninterest expense items
Restructuring costs:
Staff reduction costs (1)	$489	$358	$2,886	$1,797
Contract termination costs (2)	—	289	1,550	7,103
Consulting and other professional fees (3)	—	1,073	4,750	2,399
Disposition of fixed assets (4)	—	—	1,419	—
Branch closure expenses and related charges (5)	252	—	2,279	1,612
Digital transformation expenses	—	—	—	45
Total restructuring costs	$741	$1,720	$12,884	$12,956
Other non-routine noninterest expense items:
Loss on sale of repossessed assets and other real estate owned valuation expense(6)	—	234	2,649	3,408
Impairment charge on investment carried at cost (7)	—	—	1,963	—
Loans held for sale valuation expense (8)	5,562	—	5,562	159
Total non-routine noninterest expense items	$6,303	$1,954	$23,058	$16,523
____________
(1)    Staff reduction costs in the three and nine month periods ended September 30, 2023 and 2022 consist of severance expenses related to organizational rationalization.
(2)    Contract termination and related costs associated with third party vendors resulting from the engagement of our new technology provider.
(3) In the nine months ended September 30, 2023, includes expenses in connection with the engagement of FIS of $4.6 million. In the three and nine month periods ended September 30, 2022, includes expenses in connection with the engagement of FIS of $1.0 million and $1.8 million, respectively.
(4) In the nine months ended September 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software.
(5) In each of the three and nine months periods ended September 30, 2023, includes expenses in connection with the closure of a branch in Houston, Texas in 2023. In addition, in the nine months ended September 30, 2023, includes expenses associated with the closure of a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. Furthermore, in the nine months ended September 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023. In the nine months ended September 30, 2022 includes ROU asset impairment charge of $1.6 million in connection with the closure of a branch in Pembroke Pines, Florida in 2022 and expenses related to the branch lease termination in Wellington, Florida in 2022.
(6)    In the nine months ended September 30, 2023, amounts represent the loss on sale of repossessed assets in connection with equipment-financing activities. In the three and nine month periods ended September 30, 2022, amounts represent the fair value adjustment related to one OREO property in New York.
(7) In the nine months ended September 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets.
(8)    Fair value adjustment related to loans held for sale carried at the lower of fair value or cost.

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

Summary Results
The summary results for the three and nine months ended September 30, 2023 include the following:
•Total assets were $9.3 billion at September 30, 2023, up $217.9 million, or 2.4%, compared to $9.1 billion at December 31, 2022.

•Total gross loans, which includes loans held for sale at fair value, were $7.14 billion at September 30, 2023, up $223.0 million, or 3.2%, compared to $6.9 billion at December 31, 2022.

•Cash and cash equivalents were $309.0 million, up $18.4 million or 6.3%, compared to $290.6 million at December 31, 2022.

•Total deposits were $7.55 billion at September 30, 2023, up $502.7 million, or 7.1%, compared to $7.04 billion at December 31, 2022.

•Total advances from the FHLB were $595.0 million, down $311.5 million or 34.4%, compared to $906.5 million as of December 31, 2022. This was primarily a result of early repayments of $225.0 million and $1.1 billion in the third quarter and first nine months of 2023, respectively, as part of asset and liability management strategies. An additional $2.3 billion remained available under credit facilities from FHLB as of September 30, 2023.

•Average yield on loans increased to 6.77% in the three months ended September 30, 2023 compared to 5.06% in the three months ended September 30, 2022. Average yield on loans increased to 6.65% in the nine months ended September 30, 2023 compared to 4.55% in the nine months ended September 30, 2022.

•Total non-performing assets increased to $53.4 million at September 30, 2023, up $15.8 million, or 42.0%, compared to $37.6 million at December 31, 2022.

•The ACL as of September 30, 2023 was $98.8 million, up $15.3 million, or 18.3%, compared to $83.5 million as of December 31, 2022.

•Core deposits were $5.24 billion at September 30, 2023, down $71.9 million, or 1.4%, compared to $5.32 billion at December 31, 2022.

•Average cost of total deposits increased to 2.66% in the three months ended September 30, 2023 compared to 0.83% in the three months ended September 30, 2022. Average cost of total deposits increased to 2.33% in the nine months ended September 30, 2023 compared to 0.57% in the nine months ended September 30, 2022.

•Loan to deposit ratio improved to 94.64% at September 30, 2023 compared to 98.23% at December 31, 2022.

•AUM totaled $2.09 billion, as of September 30, 2023, up $96.5 million, or 4.8%, from $2.00 billion as of December 31, 2022.

•Pre-provision net revenue (“PPNR”)(1) was $36.5 million in the three months ended September 30, 2023, an increase of $6.7 million or 22.4%, compared to $29.8 million in the three months ended September 30, 2022. PPNR(1) was $111.9 million in the nine months ended September 30, 2023, an increase of $62.5 million or 126.4% from $49.4 million in the nine months ended September 30, 2022.

•Net Interest Margin (“NIM”) was 3.57% in the three months ended September 30, 2023 compared to 3.61% in the three months ended September 30, 2022. NIM increased to 3.76% in the nine months ended September 30, 2023 compared to 3.36% in the nine months ended September 30, 2022.

•Net Interest Income (“NII”) was $78.6 million in the three months ended September 30, 2023, up $8.7 million, or 12.4%, from $69.9 million in the three months ended September 30, 2022. NII was $244.8 million in the nine months ended September 30, 2023, up $60.3 million or 32.7%, compared to $184.5 million in the nine months ended September 30, 2022.

•Provision for credit losses was $8.0 million in the three months ended September 30, 2023, compared to a release from ACL of $7.3 million in the three months ended September 30, 2022 (2). The provision for credit losses in the three months ended September 30, 2023 included $7.6 million to cover charge-offs and $1.4 million due to loan composition and volume changes. These provision requirements were partially offset by a $0.4 million release due to credit quality and macroeconomic factor updates and a $1.2 million release due to recoveries The provision for credit losses was $48.8 million in the nine months ended September 30, 2023, compared to a release from ACL of $2.9 million in the nine months ended September 30, 2022 (2).

•Non-interest income was $21.9 million in the three months ended September 30, 2023, up $6.0 million or 37.4%, from $16.0 million in the three months ended September 30, 2022. Non-interest income was $67.9 million in the nine months ended September 30, 2023, up $25.0 million or 58.2%, from $42.9 million in the nine months ended September 30, 2022.

•Non-interest expense was $64.4 million in the three months ended September 30, 2023, down $8.3 million, or 14.8%, from $56.1 million in the three months ended September 30, 2022. Non-interest expense was $201.7 million in the nine months ended September 30, 2023, up $22.5 million or 12.5%, from $179.2 million in the nine months ended September 30, 2022.

•The efficiency ratio was 64.1% in the three months ended September 30, 2023 compared to 65.4% in the three months ended September 30, 2022. The efficiency ratio was 64.5% in the nine months ended September 30, 2023, compared to 78.8% in the nine months ended September 30, 2022.

•Return on Assets (“ROA”) was 0.92% in the three months ended September 30, 2023, compared to 0.84% in the three months ended September 30, 2022 (2). ROA was 0.70% in the nine months ended September 30, 2023 compared to 0.75% in the nine months ended September 30, 2022(2).

•Return on average equity (“ROE”) was 11.93% in the three months ended September 30, 2023 compared to 9.46% in the three months ended September 30, 2022 (2. ROE was 8.97% in the nine months ended September 30, 2023 compared to 7.28% in the nine months ended September 30, 2022(2).

•Repurchased 142,188 shares for $2.7 million during 3Q23. As of September 30, 2023, repurchases totaled 259,853 shares for $4.9 million; $20 million remains available of $25 million Class A common stock share repurchase program.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
2The Company adopted the new guidance on accounting for current expected credit losses on financial instruments (“CECL”) in the fourth quarter of 2022, effective as of January 1, 2022. See the 2022 Form 10-K for more details of the CECL adoption and related effects to quarterly results for each quarter in the year ended December 31, 2022.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2023 and 2022

Net income
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change		Nine Months Ended September 30, 2023		Change
(in thousands, except per share amounts and percentages)	2023	2022	2023 vs 2022		2023	2022	2023 vs 2022
		(1)				(1)
Net interest income	$78,577	$69,897	$8,680	12.4%	$244,787	$184,487	$60,300	32.7%
Provision for (reversal of) credit losses (1)	8,000	7,314	686	9.4	48,777	(2,912)	51,689	NM
Net interest income after provision (reversal of) for credit losses (1)	70,577	62,583	7,994	12.8%	196,010	187,399	8,611	4.6%
Noninterest income	21,921	15,956	5,965	37.4%	67,883	42,912	24,971	58.2%
Noninterest expense	64,420	56,113	8,307	14.8%	201,653	179,172	22,481	12.6%
Income before income tax expense (1)	28,078	22,426	5,652	25.2%	62,240	51,139	11,101	21.7%
Income tax expense (1)	(6,337)	(4,936)	(1,401)	(28.4)%	(13,511)	(10,994)	(2,517)	(22.9)%
Net income before attribution of noncontrolling interest (1)	21,741	17,490	4,251	24.3%	48,729	40,145	8,584	21.4%
Less: noncontrolling interest	(378)	(44)	(334)	(759.1)%	(884)	(1,192)	308	25.8%
Net income attributable to Amerant Bancorp Inc. (1)	$22,119	$17,534	$4,585	26.2%	$49,613	$41,337	$8,276	20.0%
Basic earnings per common share (1)	$0.66	$0.52	$0.14	26.9%	$1.48	$1.22	$0.26	21.3%
Diluted earnings per common share (1) (2)	$0.66	$0.52	$0.14	26.9%	$1.47	$1.21	$0.26	21.5%

__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)    In the three and nine month periods ended September 30, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 18 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2023 and 2022.
NM - means not meaningful

Three Months Ended September 30, 2023 and 2022
In the three months ended September 30, 2023, net income attributable to the Company was $22.1 million, or $0.66 per diluted share, compared to net income attributable to the Company of $17.5 million, or $0.52 per diluted share, in the same quarter of 2022. The increase of $4.6 million, or 26.2%, in the three months ended September 30, 2023 was primarily driven by higher net interest income and noninterest income. These results were partially offset by higher noninterest expenses and provision for credit losses.

In the three months ended September 30, 2023 and 2022, net income excludes a loss of $0.4 million and $44.0 thousand, respectively, attributable to a noncontrolling interest in Amerant Mortgage. See the 2022 Form 10-K for more information on changes in noncontrolling interest in Amerant Mortgage in 2022. There were no significant changes in the three and nine months period ended September 30, 2023.

Net interest income was $78.6 million in the three months ended September 30, 2023, an increase of $8.7 million, or 12.4%, from $69.9 million in the three months ended September 30, 2022. This was primarily driven by: (i) an increase of 173 basis points in the yield on total interest earning assets, and (ii) increases of $1.0 billion, or 17.1% and $85.8 million, or 33.2%, in the average balance of loans and interest earnings deposits with banks, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, mainly time deposits and interest bearing demand deposits, and (iii) lower average balance of debt securities available for sale. See “Net Interest Income” for more details.

Noninterest income was $21.9 million in the three months ended September 30, 2023, an increase of $6.0 million, or 37.4%, compared to $16.0 million in the three months ended September 30, 2022. This increase was mainly driven by: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other non-interest income, and (iii) higher deposit and service fees. These increases were partially offset by: (i) lower loan-level derivative income; (ii) lower net gains on securities, and (iii) lower brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense was $64.4 million in the three months ended September 30, 2023, an increase of $8.3 million, or 14.8%, compared to $56.1 million in the same period in 2022. This increase was mainly due to: (i) a valuation expense of $5.6 million in the third quarter of 2023 related to the fair value adjustment of a New York-based CRE loan held for sale; (ii) higher other operating expenses; (iii) higher salary and employee benefits; (iv) higher FDIC assessments and insurance expenses; (v) higher occupancy and equipment expenses; (vi) higher advertising expenses; (vii) higher depreciation and amortization, and (viii) higher professional and other service fees. These increases were partially offset by: (i) lower loan level-derivative expenses; (ii) lower other real estate owned and repossessed assets expense; (iii) the absence of $0.3 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications in the third quarter of 2022, and (iv) lower telecommunication and data processing expenses. See “Noninterest Expense” for more details.

In the three months ended September 30, 2023 and 2022, noninterest expense included non-routine items of $6.3 million and $2.0 million, respectively. Non-routine items in noninterest expense include $0.7 million and $1.7 million of restructuring costs in the three months ended September 30, 2023 and 2022, respectively. Other non-routine items in noninterest expense in the three months ended September 30, 2023 included a valuation expense of $5.6 million related to the fair value adjustment of a New York-based CRE loan held for sale, compared to other non-routine items in noninterest expense in the three months ended September 30, 2022 which included a $0.2 million valuation expense related to the fair value adjustment of an OREO property in New York. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended September 30, 2023 and 2022, the Company incurred noninterest expenses of $3.0 million and $2.7 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 98 full time equivalent employees (“FTEs”) at September 30, 2023 compared to 67 at September 30, 2022.

Nine Months Ended September 30, 2023 and 2022
In the nine months ended September 30, 2023, net income was $49.6 million, or $1.47 per diluted share, compared to net income of $41.3 million, or $1.21 per diluted share, in the same period of 2022. The increase of $8.3 million or 20.0%, was primarily due to higher net interest income and noninterest income. This was partially offset by: (i) a provision for credit losses of $48.8 million in the first nine months of 2023, compared to reversal of credit losses of $2.9 million in the same period one year ago, and (ii) higher non-interest expenses.

In the nine months ended September 30, 2023 and 2022, net income excludes a loss of $0.9 million and $1.2 million, respectively, attributable to a noncontrolling interest in Amerant Mortgage.

Net interest income was $244.8 million in the nine months ended September 30, 2023, an increase of $60.3 million, or 32.7%, from $184.5 million in the same period one year ago. This was primarily driven by: (i) an increase of 209 basis points in the yield on total interest earning assets, and (ii) $1.3 billion, or 22.5%, $94.7 million, or 38.3% and $59.9 million, or 33.9%, in the average balance of loans, interest earning deposits with banks, and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, primarily time and interest bearing demand deposits; (iii) lower average balance of debt securities available for sale, and (iv) the cost of the Subordinated Notes issued in March 2022. See “Net Interest Income” for more details.

Noninterest income was $67.9 million in the nine months ended September 30, 2023, an increase of $25.0 million, or 58.2%, compared to $42.9 million in the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other noninterest income; (iii) higher deposits and services fees, and (iv) higher net unrealized gains on derivative valuation related to interest rate caps with clients. These increases were partially offset by: (i) net losses on the sale of certain securities totaling $11.0 million in the nine months ended September 30, 2023; (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense was $201.7 million in the nine months ended September 30, 2023, an increase of $22.5 million, or 12.6%, compared to $179.2 million in the same period in 2022, mainly due to: (i) higher salary and employee benefits; (ii) other operating expenses; (iii) a valuation expense of $5.6 million in the first nine months of 2023 related to the fair value adjustment of a New York-based CRE loan held for sale; (iv) higher professional and other service fees; (v) higher FDIC assessments and insurance expenses; (vi) higher depreciation and amortization expense; (vii) higher advertising expenses, and (viii) higher telecommunication and data processing expenses. These increases were partially offset by: (i) a decrease of $5.6 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (ii) lower loan-level derivative expenses, and (iii) lower other real estate owned and repossessed assets expense. See “Noninterest Expense” for more details.

In the nine months ended September 30, 2023 and 2022, noninterest expense included non-routine items of $23.1 million and $16.5 million, respectively. Non-routine items in noninterest expense include $12.9 million and $13.0 million of restructuring costs in the three months ended September 30, 2023 and 2022, respectively. Other non-routine items in noninterest expense in the nine months ended September 30, 2023 included: (i) a valuation expense of $5.6 million related to the fair value adjustment of a New York-based CRE loan held for sale; (ii) a $2.0 million impairment charge on an investment carried at cost and included as part of other assets, and (iii) a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities. Other non-routine items in noninterest expense in the nine months ended September 30, 2022 included: (i) a $3.4 million valuation expense related to the fair value adjustment of an OREO property in New York, and (ii) a $0.2 million valuation expense related to the change in fair value of New York loans held for sale). See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the nine months ended September 30, 2023 and 2022, the Company incurred noninterest expenses of $10.9 million and $9.8 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2023 and 2022. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,048,891	$120,244	6.77%	$6,021,294	$76,779	5.06%
Debt securities available for sale (3) (4)	1,052,147	10,924	4.12%	1,110,153	8,379	2.99%
Debt securities held to maturity (5)	232,146	1,958	3.35%	235,916	1,921	3.23%
Debt securities held for trading	2,048	4	0.77%	65	1	6.10%
Equity securities with readily determinable fair value not held for trading	2,479	21	3.36%	12,018	—	—%
Federal Reserve Bank and FHLB stock	54,056	961	7.05%	49,398	605	4.86%
Deposits with banks	344,015	5,248	6.05%	258,237	1,452	2.23%
Other short-term investments	1,964	23	4.65%	—	—	—%
Total interest-earning assets	8,737,746	139,383	6.33%	7,687,081	89,137	4.60%
Total non-interest-earning assets (6)	756,141			639,118
Total assets	$9,493,887			$8,326,199

	Three Months Ended September 30,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,523,092	$16,668	2.62%	$2,077,321	$4,934	0.94%
Money market	1,144,580	11,013	3.82%	1,363,799	3,555	1.03%
Savings	280,096	32	0.05%	320,861	54	0.07%
Total checking and saving accounts	3,947,768	27,713	2.79%	3,761,981	8,543	0.90%
Time deposits	2,201,138	22,482	4.05%	1,247,084	4,717	1.50%
Total deposits	6,148,906	50,195	3.24%	5,009,065	13,260	1.05%
Securities sold under agreements to repurchase	326	4	4.87%	—	—	—%
Advances from the FHLB (7)	800,978	8,207	4.07%	866,639	3,977	1.82%
Senior notes	59,409	942	6.29%	59,092	941	6.32%
Subordinated notes	29,391	361	4.87%	29,220	362	4.92%
Junior subordinated debentures	64,178	1,097	6.78%	64,178	700	4.33%
Total interest-bearing liabilities	7,103,188	60,806	3.40%	6,028,194	19,240	1.27%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,335,041			1,316,988
Accounts payable, accrued liabilities and other liabilities	320,369			245,425
Total non-interest-bearing liabilities	1,655,410			1,562,413
Total liabilities	8,758,598			7,590,607
Stockholders’ equity	735,289			735,592
Total liabilities and stockholders' equity	$9,493,887			$8,326,199
Excess of average interest-earning assets over average interest-bearing liabilities	$1,634,558			$1,658,887
Net interest income		$78,577			$69,897
Net interest rate spread			2.93%			3.33%
Net interest margin (8)			3.57%			3.61%
Cost of total deposits (9)			2.66%			0.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.01%			127.52%
Average non-performing loans/ Average total loans	0.56%			0.42%

	Nine Months Ended September 30,
	2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,006,633	$348,315	6.65%	$5,718,264	$194,631	4.55%
Debt securities available for sale (3) (4)	1,050,648	31,494	4.01%	1,130,231	23,371	2.76%
Debt securities held to maturity (5)	236,325	6,046	3.42%	176,462	3,605	2.73%
Debt securities held for trading	783	6	1.02%	67	3	5.99%
Equity securities with readily determinable fair value not held for trading	2,455	21	1.14%	8,615	—	—%
Federal Reserve Bank and FHLB stock	54,911	2,833	6.90%	50,118	1,690	4.51%
Deposits with banks	342,127	14,272	5.58%	247,401	2,102	1.14%
Other short-term investments	662	23	4.65%	—	—	—%
Total interest-earning assets	8,694,544	403,010	6.20%	7,331,158	225,402	4.11%
Total non-interest-earning assets (6)	735,943			592,087
Total assets	$9,430,487			$7,923,245
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,503,147	$46,201	2.47%	$1,769,001	$6,258	0.47%
Money market	1,215,005	28,295	3.11%	1,293,748	5,639	0.58%
Savings	288,959	114	0.05%	321,634	80	0.03%
Total checking and saving accounts	4,007,111	74,610	2.49%	3,384,383	11,977	0.47%
Time deposits	2,006,417	53,844	3.59%	1,265,982	13,501	1.43%
Total deposits	6,013,528	128,454	2.86%	4,650,365	25,478	0.73%
Securities sold under agreements to repurchase	130	5	5.14%	20	—	—%
Advances from the FHLB (7)	862,310	22,591	3.50%	883,566	9,799	1.48%
Senior notes	59,330	2,825	6.37%	59,014	2,825	6.40%
Subordinated notes	29,349	1,084	4.94%	22,030	811	4.92%
Junior subordinated debentures	64,178	3,264	6.80%	64,178	2,002	4.17%
Total interest-bearing liabilities	7,028,825	158,223	3.01%	5,679,173	40,915	0.96%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,348,242			1,275,689
Accounts payable, accrued liabilities and other liabilities	313,967			209,123
Total non-interest-bearing liabilities	1,662,209			1,484,812
Total liabilities	8,691,034			7,163,985
Stockholders’ equity	739,453			759,260
Total liabilities and stockholders' equity	$9,430,487			$7,923,245
Excess of average interest-earning assets over average interest-bearing liabilities	$1,665,719			$1,651,985
Net interest income		$244,787			$184,487
Net interest rate spread			3.19%			3.15%
Net interest margin (8)			3.76%			3.36%
Cost of total deposits (9)			2.33%			0.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.70%			129.09%
Average non-performing loans/ Average total loans	0.48%			0.56%

__________________
(1) Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $101.2 million and $51.9 million in the three months ended September 30, 2023 and 2022, respectively, and $89.1 million and $58.4 million in the nine months ended September 30, 2023 and 2022, respectively. The average balance of total loans held for sale was $58.8 million and $142.5 million in the three months ended September 30, 2023 and 2022, respectively, and $70.1 million and $130.8 million in the nine months ended June 30, 2023 and 2022, respectively.

(2)    Includes average non-performing loans of $39.8 million and $25.3 million for the three months ended September 30, 2023 and 2022, respectively, and $34.1 million and $32.4 million in the nine months ended September 30, 2023 and 2022, respectively. Interest income that would have been recognized on outstanding non-performing loans at September 30, 2023 and 2022 was $1.3 million in the three months ended September 30, 2023, and $2.5 million and $0.6 million in the nine months ended September 30, 2023 and 2022, respectively. Interest income from this source was immaterial in the three month period ended September 30, 2022.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $119.8 million and $72.4 million in the three months ended September 30, 2023 and 2022, respectively, and $110.5 million and $42.9 million in the nine months ended September 30, 2023 and 2022, respectively.
(4)    Includes nontaxable securities with average balances of $18.6 million and $17.1 million for the three months ended September 30, 2023 and 2022, respectively, and $18.6 million in each of the nine months ended September 30, 2023 and 2022. The tax equivalent yield for these nontaxable securities was 4.34% and 2.69% for the three months ended September 30, 2023 and 2022, respectively, and 4.64% and 3.67% for the nine months ended September 30, 2023 and 2022, respectively. In 2023 and 2022, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $49.6 million and $41.9 million for the three months ended September 30, 2023 and 2022, respectively, and $50.1 million and $42.9 million in the nine months ended September 30, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.26% and 3.48% for the three months ended September 30, 2023 and 2022, respectively, and 4.21% and 3.31% for the nine months ended September 30, 2023 and 2022, respectively. In 2023 and 2022, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Net Interest Income
Three Months Ended September 30, 2023 and 2022
In the three months ended September 30, 2023, net interest income was $78.6 million, an increase of $8.7 million, or 12.4%, from $69.9 million in the same period of 2022. This was primarily driven by: (i) an increase of 173 basis points in the yield on total interest earning assets, and (ii) increases of $1.0 billion, or 17.1% and $85.8 million, or 33.2%, in the average balance of loans and interest earning deposits with banks, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures: (ii) higher average balance of total deposits, mainly time deposits and interest bearing demand deposits, and (iii) a decrease of $58.0 million, or 5.2% in the average balance of debt securities available for sale. The increase in average yields on interest earning assets includes the effect of 500 basis points in the Federal Reserve’s benchmark interest rate since the end of the first quarter of 2022. Net interest margin was 3.57% in the three months ended September 30, 2023, a decrease of 4 basis points from 3.61% in the three months ended September 30, 2022. See discussions further below for more details.
During the third quarter of 2023, we had higher average balance of loans compared to the same period last year. In addition, our asset sensitive position enabled us to partially offset, via repricing of variable-rate loans, the incremental cost of deposits and borrowings we recorded during the third quarter of 2023. See discussions further below for more details.
Interest Income
Total interest income was $139.4 million in the three months ended September 30, 2023, an increase of $50.2 million, or 56.4%, compared to $89.1 million for the same period of 2022. This was primarily driven by a 173 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $1.0 billion, or 17.1%, and $85.8 million, or 33.2%, in the average balance of loans and interest earnings deposits with banks, respectively. These increases were partially offset by a decrease of $58.0 million, or 5.2%, in the average balance of debt securities available for sale.

Interest income on loans in the three months ended September 30, 2023 was $120.2 million, an increase of $43.5 million, or 56.6%, compared to $76.8 million in the same period last year, primarily due to: (i) a 171 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $1.0 billion, or 17.1%, in the average balance of loans. The increase in the average balance of loans includes: (i) originations of CRE and owner-occupied loans; (ii) originations and purchases of single-family residential and construction loans through Amerant Mortgage; (iii) originations of commercial loans, including loans and leases under a new white label equipment finance solution launched in the second quarter of 2022 and other specialty finance loans, and (iv) originations of consumer loans under a separate white label program. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $10.9 million in the three months ended September 30, 2023, an increase of $2.5 million, or 30.4%, compared to $8.4 million in the same period of 2022. This was mainly due to an increase of 113 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $58.0 million, or 5.2%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout 2022 and the first nine months of 2023. In the three months ended September 30, 2023, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $119.8 million compared to $72.4 million in the same period last year. As of September 30, 2023, corporate debt securities comprised 24.4% of the available-for-sale portfolio, down from 29.7% at September 30, 2022.
As of September 30, 2023, floating rate investments represent 15.4% of our total investment portfolio compared to 16.1% at September 30, 2022. In addition, the overall duration increased to 5.3 years at September 30, 2023 from 5.0 years at September 30, 2022, as the model anticipates longer duration due to recent higher mortgage rates and therefore slower prepayments.

Interest Expense
Interest expense was $60.8 million in the three months ended September 30, 2023, an increase of $41.6 million, or 216.0%, compared to $19.2 million in the same period of 2022. This was primarily due to: (i) higher cost of total deposits, advances from FHLB and junior subordinated debentures. In addition, there was an increase of $1.1 billion, or 17.8%, in the average balance of total interest bearing liabilities, mainly time deposits and interest bearing demand deposits.
Interest expense on interest-bearing deposits was $50.2 million in the three months ended September 30, 2023, an increase of $36.9 million, or 278.5%, compared to $13.3 million for the same period of 2022. This was mainly driven by an increase of 219 basis points in the average rates paid on total deposits, and an increase of $1.1 billion, or 22.8%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $17.8 million, or 376.6%, in the three months ended September 30, 2023 compared to the same period in 2022. This was mainly due to an increase of 255 basis points in the average cost of total time deposits. In addition, there was an increase of $954.1 million, or 76.5%, in the average balance of these deposits, including $354.2 million and $585.1 million in the average balance of brokered time deposits and customer certificate of deposits (“CDs”), respectively.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $19.2 million, or 224.4% in the three months ended September 30, 2023 compared to the same period one year ago, mainly due to an increase of 189 basis points in the average costs on these deposits. In addition, there was an increase of $185.8 million, or 4.9% in the average balance of total interest bearing checking and savings accounts in the three months ended September 30, 2023 compared to the same period in 2022. This was mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers as well as new large customer relationships throughout 2022 and the nine months ended September 30, 2023, and (iii) increased reciprocal deposits in the first nine months of 2023. These increases were partially offset by a decrease of $195.7 million, or 9.1%, in the average balance of international accounts, including a decrease of $258.9 million, or 14.7%, in international personal accounts, partially offset by an increase of $63.2 million, or 15.8%, in international commercial accounts.
Interest expense on advances from the FHLB increased $4.2 million, or 106.4%, in the three months ended September 30, 2023 compared to the same period of 2022, primarily driven by an increase of 225 basis points in the average rate paid on these borrowings. This was partially offset by a decline of $65.7 million, or 7.6%, in the average balance on this funding source. In the first nine months of 2023, the Company borrowed $1.3 billion, and repaid $1.6 billion of advances from the FHLB, including early repayments. See “Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.
Interest expense on junior subordinated debentures increased $0.4 million, or 56.7%, in the three months ended September 30, 2023 compared to the same period of 2022, primarily driven by an increase of 245 basis points in the average rate paid on these borrowings.
Nine Months Ended September 30, 2023 and 2022

In the nine months ended September 30, 2023, net interest income was $244.8 million, an increase of $60.3 million, or 32.7%, from $184.5 million in the same period of 2022. This was primarily driven by: (i) an increase of 209 basis points in the yield on total interest earning assets, and (ii) $1.3 billion, or 22.5%, $94.7 million, or 38.3% and $59.9 million, or 33.9%, in the average balance of loans, interest earning deposits with banks, and debt securities held to maturity, respectively. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, primarily time and interest bearing demand deposits; (iii) lower average balance of debt securities available for sale, and (iv) the cost of the Subordinated Notes issued in March 2022. The increase in average yields on interest earning assets includes the effect of 500 basis points in the Federal Reserve’s benchmark interest rate since the end of the first quarter of 2022. Net interest margin was 3.76% in the nine months ended September 30, 2023, an increase of 40 basis points from 3.36% in the nine months ended September 30, 2022. See discussions further below for more details.

Interest Income
Total interest income was $403.0 million in the nine months ended September 30, 2023, an increase of $177.6 million, or 78.8%, compared to $225.4 million for the same period of 2022. This was primarily driven by a 209 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $1.3 billion, or 22.5%, $94.7 million, or 38.3% and $59.9 million, or 33.9%, in the average balance of loans, interest earning deposits with banks, and debt securities held to maturity, respectively. These increases were partially offset by a decrease of $79.6 million, or 7.0%, in the average balance of debt securities available for sale.

Interest income on loans in the nine months ended September 30, 2023 was $348.3 million, an increase of $153.7 million, or 79.0%, compared to $194.6 million in the same period last year, primarily due to: (i) a 210 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $1.3 billion, or 22.5%, in the average balance of loans. The increase in the average balance of loans includes: (i) originations of CRE and owner-occupied loans; (ii) originations and purchases of single-family residential and construction loans through Amerant Mortgage; (iii) originations of commercial loans, including loans and leases under a new white label equipment finance solution launched in the second quarter of 2022 and other specialty finance loans, and (iv) originations of consumer loans under a separate white label program. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $31.5 million in the nine months ended September 30, 2023, an increase of $8.1 million, or 34.8%, compared to $23.4 million in the same period of 2022. This was mainly due to an increase of 125 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $79.6 million, or 7.0%, in the average balance of these securities. The decline in the average balance was primarily due to a decrease in carrying value due to market rates increasing throughout 2022 and the first nine months of 2023. In the nine months ended September 30, 2023, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $110.5 million compared to $42.9 million in the same period last year.
Interest income on debt securities held to maturity was $6.0 million in the nine months ended September 30, 2023, an increase of $2.4 million, or 67.7%, compared to $3.6 million in the same period of 2022. This was mainly due to an increase of $59.9 million, or 33.9%, in the average balance of these securities. In addition, there was an increase of 69 basis points in average yields, primarily driven by higher market rates.

Interest Expense

Interest expense was $158.2 million in the nine months ended September 30, 2023, an increase of $117.3 million, or 286.7%, compared to $40.9 million in the same period of 2022. This was primarily due to: (i) higher cost of total deposits, advances from FHLB and junior subordinated debentures. In addition, there was an increase of $1.3 billion, or 23.76%, in the average balance of total interest bearing liabilities, mainly time deposits and interest bearing demand deposits, and subordinated notes as these were issued in March 2022.
Interest expense on interest-bearing deposits was $128.5 million in the nine months ended September 30, 2023, an increase of $103.0 million, or 404.2%, compared to $25.5 million for the same period of 2022. This was mainly driven by an increase of 213 basis points in the average rates paid on total deposits, and an increase of $1.4 billion, or 29.3%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $40.3 million, or 298.8%, in the nine months ended September 30, 2023 compared to the same period in 2022. This was mainly due to an increase of 216 basis points in the average cost of total time deposits. In addition, there was an increase of $740.4 million, or 58.5%, in the average balance of these deposits, including $357.1 million and $386.9 million in brokered time deposits and customer certificate of deposits (“CDs”), respectively. The increase in the average balance of time deposits was partially offset by a decline of $3.5 million in online deposits.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $62.6 million in the nine months ended September 30, 2023 to $74.6 million compared to $12.0 million in the same period one year ago. This increase was primarily due to an increase of 202 basis points in the average costs on these deposits. In addition, there was an increase of $622.7 million, or 18.4% in the average balance of total interest bearing checking and savings accounts in the nine months ended September 30, 2023 compared to the same period in 2022. This was mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses through large fund providers as well as new large customer relationships throughout 2022 and the nine months ended September 30, 2023, and (iii) increased reciprocal deposits in the first nine months of 2023. These increases were partially offset by a decrease of $163.9 million, or 7.6%, in the average balance of international accounts, including a decrease of $217.6 million, or 12.3%, in international personal accounts, partially offset by an increase of $53.8 million, or 13.9%, in international commercial accounts.
Interest expense on advances from the FHLB increased $12.8 million, or 130.5%, in the nine months ended September 30, 2023 compared to the same period of 2022, primarily driven by an increase of 202 basis points in the average rate paid on these borrowings. See “Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.
On March 9, 2022, the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due on March 15, 2032. The Subordinated Notes initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. In the nine months ended September 30, 2023 and 2022, interest expense on these subordinated notes was $1.1 million and $0.8 million, respectively. See the 2022 Form 10-K for additional information.
Interest expense on junior subordinated debentures increased $1.3 million, or 63.0%, in the nine months ended September 30, 2023 compared to the same period of 2022, primarily driven by an increase of 263 basis points in the average rate paid on these borrowings.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
		(1)		(1)
Balance at the beginning of the period	$105,956	$70,475	$83,500	$69,899
Cumulative effect of adoption of accounting principle (1)	—	—	—	18,674
Charge-offs
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	(90)	—	(90)	—
Single-family residential	—	—	(39)	(10)
Commercial	(9,288)	(99)	(18,715)	(7,979)
Consumer and others	(6,441)	(1,712)	(20,386)	(3,660)
	(15,819)	(1,811)	(39,230)	(11,649)

International Loans (2):
Real estate loans
Single-family residential	—	—	—	(4)
Consumer and others	—	—	(3)	—
	—	—	(3)	(4)
Total Charge-offs	$(15,819)	$(1,811)	$(39,233)	$(11,653)

Recoveries
Domestic Loans:
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$—	$116	$—
Land development and construction loans	10	12	173	26
	10	12	289	26
Single-family residential	13	36	62	146
Commercial	606	301	4,157	1,560
Consumer and others	477	2	862	134
	1,106	351	5,370	1,866
International Loans (2):
Commercial	130	142	957	579
Consumer and others	—	2	2	20
	130	144	959	599
Total Recoveries	$1,236	$495	$6,329	$2,465

Net charge-offs	(14,583)	(1,316)	(32,904)	(9,188)
Provision for (reversal of) credit losses - loans (1)	7,400	7,314	48,177	(2,912)
Balance at the end of the period	$98,773	$76,473	$98,773	$76,473
__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)     Includes transactions in which the debtor or the customer is domiciled outside the U.S., even when the collateral is located in the U.S.

Three Months Ended September 30, 2023 and 2022
The Company recorded a provision for credit losses on loans of $7.4 million in the three months ended September 30, 2023, compared to $7.3 million in the same period last year. During the third quarter of 2023, the provision for credit losses on loans included $7.6 million to cover charge-offs and $1.4 million due to loan composition and volume changes. These provision requirements were partially offset by a $0.4 million release due to credit quality and macroeconomic factor updates and a $1.2 million release due to recoveries.
During the three months ended September 30, 2023, charge-offs increased $14.0 million, or 773.5%, compared to the same period of the prior year. In the three months ended September 30, 2023, charge-offs included $6.4 million related to multiple consumer loans, primarily purchased indirect consumer loans, and $9.3 million related to multiple commercial loans. In the three months ended September 30, 2022, charge-offs included: (i) $1.7 million related to multiple consumer loans, and (ii) $0.2 million in connection with two commercial loans. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.82% in the third quarter of 2023, compared to 0.09% in the third quarter of 2022. See the 2022 Form 10-K for more information on charge-offs for the year ended December 31, 2022.
During the three months ended September 30, 2023 and 2022, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months, to support current ACL levels. No additional provision for credit losses were deemed necessary as a result of these valuations.

We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.
Nine Months Ended September 30, 2023 and 2022

The Company recorded a provision for credit losses on loans of $48.2 million in the nine months ended September 30, 2023, compared to a release from the ACL of $2.9 million in the same period last year. In the first nine months of 2023, the provision for credit losses on loans includes $36.3 million in additional reserve requirements for loan charge-offs and credit quality, $2.3 million to account for loan growth and composition in the period and $9.6 million to reflect updated macroeconomic factors and loss factor updates.

During the nine months ended September 30, 2023, charge-offs increased $27.6 million, or 236.7%, compared to the same period of the prior year. In the nine months ended September 30, 2023, charge-offs included: (i) $6.5 million related to an equipment-financing commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023 and subsequently sold in the second quarter of 2023; (ii) $20.4 million related to multiple consumer loans, primarily purchased indirect consumer loans, and (iii) $12.3 million in connection with multiple commercial and real estate loans. Charge-offs in the first nine months of 2023, were partially offset primarily by a $3.1 million recovery from a Miami-based U.S. coffee trader (“the Coffee Trader”) charged-off last year. In the nine months ended September 30, 2022, charge-offs included: (i) $7.4 million related to four commercial loans, including $3.6 million related to the Coffee Trader and $2.5 million related to a nonaccrual loan paid off during the period, (ii) an aggregate of $3.7 million in consumer loans, and (iii) an aggregate of $0.5 million related to multiple smaller loans. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.63% in the first nine months of 2023, compared to 0.22% in the first nine months of 2022.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended September 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$5,053	23.1%	$4,629	29.0%	$424	9.2%
Brokerage, advisory and fiduciary activities	4,370	19.9%	4,619	29.0%	(249)	(5.4)%
Loan-level derivative income (1)	1,196	5.5%	2,786	17.5%	(1,590)	(57.1)%
Change in cash surrender value of bank owned life insurance (“BOLI”)(2)	1,483	6.8%	1,352	8.5%	131	9.7%
Cards and trade finance servicing fees	734	3.4%	622	3.9%	112	18.0%
Gain on early extinguishment of FHLB advances, net	7,010	32.0%	—	—%	7,010	NM
Derivative gains, net (3)	(77)	(0.4)%	(95)	(0.6)%	18	(19.0)%
Securities losses, net (4)	(54)	(0.3)%	1,508	9.5%	(1,562)	(103.6)%
Other noninterest income (5)	2,206	10.0%	535	3.2%	1,671	312.3%
Total noninterest income	$21,921	100.0%	$15,956	100.0%	$5,965	37.4%

	Nine Months Ended September 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$14,952	22.0%	$13,826	32.2%	$1,126	8.1%
Brokerage, advisory and fiduciary activities	12,808	18.9%	13,654	31.8%	(846)	(6.2)%
Loan-level derivative income (1)	3,743	5.5%	6,947	16.2%	(3,204)	(46.1)%
Change in cash surrender value of bank owned life insurance (“BOLI”) (2)	4,324	6.4%	4,028	9.4%	296	7.4%
Cards and trade finance servicing fees	1,829	2.7%	1,720	4.0%	109	6.3%
Gain (loss) on early extinguishment of FHLB advances, net	33,623	49.5%	(712)	(1.7)%	34,335	NM
Derivative gains (losses), net (3)	179	0.3%	(585)	(1.4)%	764	(130.6)%
Securities losses, net (4)	(11,022)	(16.2)%	(325)	(0.8)%	(10,697)	NM
Other noninterest income (5)	7,447	10.9%	4,359	10.3%	3,088	70.8%
Total noninterest income	$67,883	100.0%	$42,912	100.0%	$24,971	58.2%

___________
(1)    Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $18.0 thousand and $1.8 million in the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $4.9 million in the nine months ended September 30, 2023 and 2022, respectively, which are included as part of noninterest expenses under loan-level derivative expense.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3)    Net unrealized gains and losses related to uncovered interest rate caps with clients.
(4)    Includes net gains of $22 thousand in the three months ended September 30, 2022, and a net loss of $10.8 million and net gain of $0.1 million in the nine months ended September 30, 2023 and 2022, respectively, in connection with the sale of debt securities available for sale. In addition, includes unrealized losses of $0.1 million and unrealized gains of $1.5 million in the three months ended September 30, 2023 and 2022, respectively, and unrealized losses of $0.1 million and $0.4 million in the nine months ended September 30, 2023 and 2022, respectively, related to the change in fair value of equity securities with readily available fair value not held for trading which are recorded in results of the period. Also, in the nine months ended September 30, 2023, the Company sold equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

(5)    Includes mortgage banking revenue of $0.5 million and $0.1 million in the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $3.2 million in the nine months ended September 30, 2023 and 2022, respectively, related to Amerant Mortgage. Mortgage banking revenue primarily consisting of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. In addition, in the three and nine month periods ended September 30, 2023, includes rental income from operating leases of $0.3 million and $0.7 million, respectively. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
NM - means not meaningful

Three Months Ended September 30, 2023 and 2022
Total noninterest income increased $6.0 million, or 37.4%, in the three months ended September 30, 2023, compared to the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other non-interest income, and (iii) higher deposit and service fees. These increases were partially offset by: (i) lower loan-level derivative income; (ii) lower net gains on securities, and (iii) lower brokerage, advisory and fiduciary fees.

In the three months ended September 30, 2023, the Company recorded a net gain of $7.0 million on the early repayment of approximately $225 million of advances from the FHLB. These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies. There were no significant gains or losses in connection with the early termination of advances from the FHLB in the three months ended September 30, 2022.

Other noninterest income increased $1.7 million, or 312.3%, in the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by: (i) an increase of $0.4 million or 284.4% in mortgage banking income; (ii) an increase of $0.4 million in income from foreign currency exchange transactions with customers; (iii) rental income from operating leases of approximately 0.3 million in the three months ended September 30, 2023, and (iv) an aggregate increase of approximately $0.6 million in other smaller sources of income.

Deposits and service fees increased $0.4 million, or 9.2%, in the three months ended September 30, 2023 compared to the same period last year, primarily due to higher service charge fee income as well as higher wire transfer fees.

Loan-level derivative income decreased $1.6 million, or 57.1%, in the three months ended September 30, 2023 compared to the same period in 2022, mainly driven by a lower volume of interest rate swap transactions with clients.

Brokerage, advisory and fiduciary activities decreased $0.2 million, or 5.4%, in the three months ended September 30, 2023 compared to the same period last year. This was primarily driven by: (i) lower brokerage fees as a result of lower fixed income and equity trading volumes, and (ii) lower fiduciary fees. These decreases were partially offset by higher advisory fees mainly driven by the growth in our AUM in the third quarter of 2023 compared to the same period last year.

Our AUM totaled $2.09 billion at September 30, 2023, an increase of $96.5 million, or 4.8%, from $2.0 billion at December 31, 2022, primarily driven by increased market valuations as well as net new assets as we continue to execute on our relationship-focused strategy.

Nine Months Ended September 30, 2023 and 2022

Total noninterest income increased $25.0 million, or 58.2%, in the nine months ended September 30, 2023, compared to the same period of 2022, mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other noninterest income; (iii) higher deposits and services fees, and (iv) higher net unrealized gains on derivative valuation related to interest rate caps with clients. These increases were partially offset by: (i) net losses on the sale of certain securities totaling $11.0 million in the nine months ended September 30, 2023, mainly driven by losses on the sale of certain debt securities available for sale and marketable equity securities not held for trading; (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees.

In the nine months ended September 30, 2023, the Company recorded net gains of $33.6 million on the early repayment of approximately $1.1 billion of advances from the FHLB. In the nine months ended September 30, 2022, the Company recorded a net loss of $0.7 million on the early extinguishment of approximately $180 million of advances from the FHLB. These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies.

Other noninterest income increased $3.1 million, or 70.8%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by: (i) an increase of $0.7 million or 22.8% in mortgage banking income compared to the first nine months of 2022; (ii) rental income from operating leases of approximately $0.7 million in the first nine months of 2023; (iii) an increase of $0.7 million in income from foreign currency exchange transactions with customers, and (iv) an aggregate increase of approximately $1.0 million related to other smaller sources of income.

Deposits and service fees increased $1.1 million, or 8.1%, in the nine months ended September 30, 2023 compared to the same period last year, primarily due to higher service charge fee income as well as higher wire transfer fees.

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

Loan-level derivative income decreased $3.2 million, or 46.1%, in the nine months ended September 30, 2023 compared to the same period in 2022, mainly driven by a lower volume of interest rate swap transactions with clients.

Brokerage, advisory and fiduciary activities decreased $0.8 million, or 6.2%, in the nine months ended September 30, 2023 compared to the same period last year, primarily driven by: (i) lower brokerage fees as a result of lower equity trading volumes/commissions, and (ii) lower fiduciary fees.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$31,334	48.6%	$30,109	53.7%	$1,225	4.1%
Professional and other services fees (2)	5,325	8.3%	5,045	9.0%	280	5.6%
Occupancy and equipment (3)	7,293	11.3%	6,559	11.7%	734	11.2%
Telecommunications and data processing (4)	3,556	5.5%	3,861	6.9%	(305)	(7.9)%
Advertising expenses	2,724	4.2%	2,066	3.7%	658	31.9%
FDIC assessments and insurance	2,590	4.0%	1,746	3.1%	844	48.3%
Other real estate owned and repossessed assets expense, net (5) (6)	(134)	(0.2)%	234	0.4%	(368)	(157.3)%
Depreciation and amortization (7)	1,795	2.8%	1,481	2.6%	314	21.2%
Contract termination costs (8)	—	—%	289	0.5%	(289)	(100.0)%
Loan-level derivative expense (9)	18	—%	1,810	3.2%	(1,792)	(99.0)%
Loans held for sale valuation expense (10)	5,562	8.6%	—	—%	5,562	NM
Other operating expenses (11)	4,357	6.9%	2,913	5.2%	1,444	49.6%
Total noninterest expenses (12)	$64,420	100.0%	$56,113	100.0%	$8,307	14.8%

	Nine Months Ended September 30,				Change
	2023		2022		2023 vs 2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$100,457	49.8%	$90,724	50.6%	$9,733	10.7%
Professional and other services fees (2)	20,368	10.1%	15,918	8.9%	4,450	28.0%
Occupancy and equipment (3)	20,828	10.3%	21,044	11.8%	(216)	(1.0)%
Telecommunications and data processing (4)	11,647	5.8%	11,113	6.2%	534	4.8%
Advertising expenses	9,642	4.8%	8,291	4.6%	1,351	16.3%
FDIC assessments and insurance	8,066	4.0%	4,668	2.6%	3,398	72.8%
Other real estate owned and repossessed assets expense, net (5)(6)	2,297	1.1%	3,408	1.9%	(1,111)	(32.6)%
Depreciation and amortization (7)	5,362	2.7%	3,927	2.2%	1,435	36.5%
Contract termination costs (8)	1,550	0.8%	7,103	4.0%	(5,553)	(78.2)%
Loan-level derivative expense (9)	1,728	0.9%	4,865	2.7%	(3,137)	(64.5)%
Loans held for sale valuation expense (10)	5,562	2.8%	159	0.1%	5,403	NM
Other operating expenses (11)	14,146	6.9%	7,952	4.4%	6,194	77.9%
Total noninterest expenses (12)	$201,653	100.0%	$179,172	100.0%	$22,481	12.6%
_______
(1)    Includes staff reduction costs of $0.5 million and $0.4 million in the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $1.8 million in the nine months ended September 30, 2023 and 2022, respectively, which consists of severance costs primarily related to organizational rationalization.
(2) In the nine month period ended September 30, 2023, includes expenses in connection with the engagement of FIS of $4.6 million. In the three months ended September 30, 2022, includes additional expenses of $1.0 million in connection with the engagement of FIS. In the nine months ended September 30, 2022, includes additional expenses of $2.4 million: including (i) $1.8 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.3 million in other expenses. There were no significant non-routine consulting expenses in connection with the engagement of FIS in the three months ended September 30, 2023.

(3) In each of the three and nine month periods ended September 30, 2023, includes a rent termination fee of $0.3 million in connection with the closure of a branch in Houston, Texas in 2023. In addition, in the nine months ended September 30, 2023, includes $0.6 million related to ROU asset impairment in connection with the closure of a branch in Miami, Florida in 2023. Furthermore, in the nine months ended September 30, 2023, includes $0.5 million related to ROU asset impairment in connection with the closure of a branch in Houston, Texas in 2023. In the nine month period ended September 30, 2022, includes ROU asset impairment changes of $1.6 million in connection with the closure of a branch in Pembroke Pines, Florida in 2022. There were no ROU asset impairment charges in connection with branch closures in the three months ended September 30, 2023 and 2022.
(4) Includes a charge of $1.4 million in the nine month period ended September 30, 2023 related to the disposition of fixed assets due to the write off of in-development software .
(5)     In the nine months ended September 30, 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million.. In each of the three and nine month periods ended September 30, 2022, includes $0.2 million and $3.4 million related to the fair value adjustment related to one OREO property in New York. In addition, in each of the three and nine month periods ended September 30, 2023, includes OREO rental income of $0.4 million and $0.9 million. We had no other OREO rental income in the three and nine month periods September 30, 2022.
(6) Beginning in the three months ended June 30, 2023, other real estate owned (“OREO”) and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.
(7)    In the nine months ended ended September 30, 2023, includes $0.9 million of the accelerated depreciation of leasehold improvements in connection with the closure of a branch in Miami, Florida in 2023.
(8) Contract termination and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(9)    Includes service fees in connection with our loan-level derivative income generation activities.
(10)    Valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of fair value or cost.
(11)    In the nine months ended September 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets. In addition, in all the periods shown, includes charitable contributions, community engagement, postage and courier expenses, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan.
(12)    Includes $3.0 million and $2.7 million in the three months ended September 30, 2023 and 2022, respectively, and $10.9 million and $9.8 million in the nine months ended September 30, 2023 and 2022, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.

Three Months Ended September 30, 2023 and 2022
Noninterest expense increased $8.3 million, or 14.8%, in the three months ended September 30, 2023 compared to the same period in 2022, mainly due to: (i) a valuation expense of $5.6 million in the third quarter of 2023 related to the fair value adjustment of a New York-based CRE loan held for sale; (ii) higher other operating expenses; (iii) higher salary and employee benefits; (iv) higher FDIC assessments and insurance expenses; (v) higher occupancy and equipment expenses; (vi) higher advertising expenses; (vii) higher depreciation and amortization, and (viii) higher professional and other service fees. These increases were partially offset by: (i) lower loan level-derivative expenses; (ii) lower other real estate owned and repossessed assets expense; (iii) the absence of $0.3 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications in the third quarter of 2022, and (iv) lower telecommunication and data processing expenses.

Other operating expenses increased $1.4 million, or 49.6%, in the three months ended September 30, 2023, mainly driven by: (i) higher indirect loan costs and loan servicing fees; (ii) higher mortgage lending costs, and (iii) an aggregate increase in business development and other expenses.

Salaries and employee benefits increased $1.2 million, or 4.1%, in the three months ended September 30, 2023 compared to the same period one year ago, mainly driven by: (i) salary increases mainly in connection with new hires during the first nine months of 2023, primarily in business areas; (ii) higher equity variable compensation in connection with the long term incentive program, and (iii) higher severance expenses. These results were partially offset by: (i) decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts, (ii) lower bonus commissions, and (iii) lower non-equity variable compensation. At September 30, 2023, our FTEs were 700, a net increase of 19 FTEs, or 2.8% compared to 681 FTEs at September 30, 2022.

FDIC assessments and insurance increased $0.8 million, or 48.3%, in the three months ended September 30, 2023 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Occupancy and equipment expenses increased $0.7 million, or 11.2%, in the three months ended September 30, 2023 compared to the same period one year ago. This was primarily driven by higher branch closure expenses and real estate taxes in the third quarter of 2023 compared to the third quarter of 2022.

Advertising expenses increased $0.7 million, or 31.9%, in the three months ended September 30, 2023 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams.

Depreciation and amortization expenses increased $0.3 million, or 21.2%, in the three months ended September 30, 2023 compared to the same period last year. This was mainly driven by the additional depreciation expense in the third quarter of 2023 in connection with operating lease equipment.

Professional and other services fees increased $0.3 million, or 5.6%, in the three months ended September 30, 2023 compared to the same period last year. This was primarily driven by higher other professional fees in connection with the new technology services received from FIS that began in the third quarter of 2023. This increase was partially offset by the absence of non-routine consulting fees in the third quarter of 2022 in connection with the engagement of FIS.
Loan-level derivative expenses decreased $1.8 million, or 99.0%, in the three months ended September 30, 2023 compared to the same period last year, mainly driven by a lower volume of derivative transactions with clients.

Other real estate owned and repossessed assets expense decreased $0.4 million, or 157.3%, in the three months ended September 30, 2023 compared to the same period last year, mainly driven by new OREO rental income in the third quarter of 2023.

Telecommunication and data processing expenses decreased $0.3 million, or 7.9%, in the three months ended September 30, 2023 compared to the same period last year, primarily driven by: (i) less usage of long distance communications, and (ii) lower computer software and technology support services.

Nine Months Ended September 30, 2023 and 2022

Noninterest expense increased $22.5 million, or 12.6%, in the nine months ended September 30, 2023 compared to the same period in 2022, mainly due to: (i) higher salary and employee benefits; (ii) other operating expenses; (iii) a valuation expense of $5.6 million in the first nine months of 2023 related to the fair value adjustment of New York-based CRE loan held for sale; (iv) higher professional and other service fees; (v) higher FDIC assessments and insurance expenses; (vi) higher depreciation and amortization expense; (vii) higher advertising expenses, and (viii) higher telecommunication and data processing expenses. These increases were partially offset by: (i) a decrease of $5.6 million in costs associated with the termination of technology contracts resulting from the transition to FIS supported systems and applications; (ii) lower loan-level derivative expenses, and (iii) lower other real estate owned and repossessed assets expense.

Salaries and employee benefits increased $9.7 million, or 10.7%, in the nine months ended September 30, 2023 compared to the same period one year ago, mainly driven by: (i) salary increases mainly in connection with new hires during the first nine months of 2023, primarily in business areas; (ii) higher non-equity variable compensation; (iii) severance expenses; (iv) higher commissions, and (v) higher equity variable compensation in connection with the long term incentive program . These results were partially offset by decreases in salaries and employee benefits related to staff reductions resulting from our ongoing transformation and efficiency improvement efforts.

Other operating expenses increased $6.2 million, or 77.9%, in the nine months ended September 30, 2023, mainly driven by: (i) an impairment charge of $2.0 million related to an investment carried at cost in the first nine months of 2023; (ii) higher indirect loan costs and loan servicing fees; (iii) higher mortgage lending costs, and (iv) an aggregate increase in business development and other expenses.
Professional and other services fees increased $4.5 million, or 28.0%, in the nine months ended September 30, 2023 compared to the same period last year, primarily driven by higher consulting and other professional fees in connection with the Company’s transition to our new technology provider. In addition, in the first nine months of 2023, we incurred higher other professional fees in connection with the new technology services received from FIS.
FDIC assessments and insurance increased $3.4 million, or 72.8%, in the nine months ended September 30, 2023 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Depreciation and amortization expenses increased $1.4 million, or 36.5%, in the nine months ended September 30, 2023 compared to the same period last year mainly driven by: (i) $0.9 million of accelerated depreciation of leasehold improvements resulting from the decision to close a branch in Miami, Florida in 2023, and (ii) additional depreciation expense in the first nine months of 2023 in connection with operating lease equipment.

Advertising expenses increased $1.4 million, or 16.3%, in the nine months ended September 30, 2023 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams which advanced to the finals of their respective leagues.

Telecommunication and data processing expenses increased $0.5 million, or 4.8%, in the nine months ended September 30, 2023 compared to the same period last year, primarily driven by a charge of $1.4 million in connection with the disposition of fixed assets due to the write off of in-development software in the first nine months of 2023. This increase was partially offset by lower computer software and technology support services.

Loan-level derivative expenses decreased $3.1 million, or 64.5%, in the nine months ended September 30, 2023 compared to the same period last year, mainly driven by a lower volume of interest rate swap transactions with clients. This was partially offset by additional expenses in the first nine months of 2023 as a result of transitioning interest rate swap and cap contracts with clients from LIBOR to a new replacement index.

Other real estate owned and repossessed assets expense decreased $1.1 million, or 32.6%, in the nine months ended September 30, 2023 compared to the same period last year, mainly driven by: (i) the absence in 2023 of a fair value adjustment of $3.4 million in connection with an OREO property in New York that took place in the first nine months of 2022, and (ii) new OREO rental income in the first nine months of 2023. This was partially offset by a loss on sale of repossessed assets in connection with equipment-financing activities of $2.6 million in the first nine months of 2023.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022 (1)	2023 vs 2022		2023	2022 (1)	2023 vs 2022
(in thousands, except effective tax rates and percentages)
Income before income tax expense (1)	$28,078	$22,426	$5,652	25.2%	$62,240	$51,139	$11,101	21.7%
Income tax expense (1)	$6,337	$4,936	$1,401	28.4%	$13,511	$10,994	$2,517	22.9%
Effective income tax rate	22.57%	22.01%	0.56%	2.5%	21.71%	21.50%	0.21%	1.0%
__________________
(1)    Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.

In the third quarter of 2023, income tax expense increased to $6.3 million from $4.9 million in the third quarter of 2022, mainly driven by higher income before income taxes in the third quarter of 2023 compared to the same period last year. In the first nine months of 2023, income tax expense increased to $13.5 million from $11.0 million in the first nine months of 2022, primarily driven by higher income before income taxes in the first nine months of 2023 compared to the same period last year.
As of September 30, 2023, the Company’s net deferred tax assets were $63.5 million, an increase of $14.8 million, or 30.4%, compared to $48.7 million as of December 31, 2022. This result was mainly driven by: (i) an increase of $8.3 million in connection with the $32.7 million in pretax net unrealized holding losses on debt securities available for sale during the nine months ended September 30, 2023, and (ii) the net increase of $15.3 million in the allowance for credit losses recorded in the first nine months of 2023, which increased the related net deferred tax asset by $3.9 million in the first nine months of 2023.

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

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non-GAAP financial measures, as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income attributable to Amerant Bancorp Inc. (1)	$22,119	$17,534	$49,613	$41,337
Plus: provision for credit losses (1)(2)	8,000	7,314	48,777	(2,912)
Plus: provision for income tax expense (1)	6,337	4,936	13,511	10,994
Pre-provision net revenue (PPNR)	36,456	29,784	111,901	49,419
Plus: non-routine noninterest expense items	6,303	1,954	23,058	16,523
Less: non-routine noninterest income items	(6,879)	(1,413)	(22,780)	1,699
Core pre-provision net revenue (Core PPNR)	$35,880	$30,325	$112,179	$67,641

Total noninterest income	$21,921	$15,956	$67,883	$42,912
Less: Non-routine noninterest income items:
Derivatives (losses) gains, net	(77)	(95)	179	(585)
Securities (losses) gains, net	(54)	1,508	(11,022)	(325)
Gains (loss) on early extinguishment of FHLB advances, net	7,010	—	33,623	(712)
Loss on sale of loans	—	—	—	(77)
Total non-routine noninterest income items	$6,879	$1,413	$22,780	$(1,699)
Core noninterest income	$15,042	$14,543	$45,103	$44,611

Total noninterest expenses	$64,420	$56,113	$201,653	$179,172
Non-routine noninterest expense items
Restructuring costs (3):
Staff reduction costs (4)	489	358	2,886	1,797
Consulting and other professional fees (5)	—	1,073	4,750	2,399
Contract termination costs (6)	—	289	1,550	7,103
Disposition of fixed assets (7)	—	—	1,419	—
Branch closure expenses and related charges (8)	252	—	2,279	1,612
Digital transformation expenses	—	—	—	45
Total restructuring costs	$741	$1,720	$12,884	$12,956
Other non-routine noninterest expense items:
Loss on sale of repossessed assets and other real estate owned valuation expense (9)	—	234	2,649	3,408
Impairment charge on investment carried at cost (10)	—	—	1,963	—
Loans held for sale valuation expense (11)	5,562	—	5,562	159
Total non-routine noninterest expense items	$6,303	$1,954	$23,058	$16,523
Core noninterest expenses	$58,117	$54,159	$178,595	$162,649
(1)     As previously disclosed, the Company adopted CECL in the fourth quarter of 2022, effective as of January 1, 2022. See the 2022 Form 10-K for more details of the CECL adoption and related effects to quarterly results for each quarter in the year ended December 31, 2022.
(2)     In the third quarter of 2023, includes $7.4 million and $0.6 million of provision for credit losses on loans and unfunded commitments (contingencies), respectively. In the first nine months of 2023, includes $48.2 million and $0.6 million of provision for credit losses on loans and unfunded commitments, respectively. There was no provision for credit losses on unfunded commitments in the third quarter and first nine months of 2022.
(3)     Expenses incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(4)    Staff reduction costs in the three and nine month periods ended September 30, 2023 and 2022 consist of severance expenses related to organizational rationalization.
(5) In the nine months ended September 30, 2023, includes non-routine expenses in connection with the engagement of FIS of $4.6 million. In the three and nine month periods ended September 30, 2022, includes non-routine expenses in connection with the engagement of FIS of $1.0 million and $1.8 million, respectively.
(6)    Contract termination and related costs associated with third party vendors resulting from the engagement of our new technology provider.

(7) In the nine months ended September 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software .
(8) In each of the three and nine month periods ended September 30, 2023, includes expenses in connection with the closure of a branch in Houston, Texas in 2023. In addition, in the nine months ended September 30, 2023, includes expenses associated with the closure of a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. Furthermore, in the nine months ended September 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023. In the nine months ended September 30, 2022 includes ROU asset impairment changes of $1.6 million in connection with the closure of a branch in Pembroke Pines, Florida in 2022.
(9)    In the nine months ended September 30, 2023, amount represents the loss on sale of repossessed assets in connection with equipment-financing activities. In the three and nine month periods ended September 30, 2022, amounts represent the fair value adjustment related to one OREO property in New York.
(10)    In the nine months ended September 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets.
(11) Fair value adjustment related to loans held for sale carried at the lower of fair value or cost.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of September 30, 2023	As of December 31, 2022

Stockholders' equity	$719,787	$705,726
Less: goodwill and other intangibles (1)	(26,818)	(23,161)
Tangible common stockholders' equity	$692,969	$682,565
Total assets	9,345,700	9,127,804
Less: goodwill and other intangibles (1)	(26,818)	(23,161)
Tangible assets	$9,318,882	$9,104,643
Common shares outstanding	33,583,621	33,815,161
Tangible common equity ratio	7.44%	7.50%
Stockholders' book value per common share	$21.43	$20.87
Tangible stockholders' equity book value per common share	$20.63	$20.19

Tangible common stockholders' equity	$692,969	$682,565
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(26,138)	(18,234)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$666,831	$664,331
Tangible assets	$9,318,882	$9,104,643
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(26,138)	(18,234)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$9,292,744	$9,086,409
Common shares outstanding	33,583,621	33,815,161
Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	7.18%	7.31%
Tangible stockholders' book value per common share, adjusted for unrealized accumulated losses on debt securities held to maturity	$19.86	$19.65
(1)    At September 30, 2023 other intangible assets consist primarily of naming rights and mortgage servicing rights (“MSRs”). At December 31, 2022, other intangible assets primarily consist of MSRs. Other intangible assets are included in other assets in the Company’s consolidated balance sheets.
(2)    At September 30, 2023 and December 31, 2022, amounts were calculated based upon the fair value of debt securities held to maturity, and assuming a tax rate of 25.51% and 25.55%, respectively.

Financial Condition - Comparison of Financial Condition as of September 30, 2023 and December 31, 2022
Assets. Total assets were $9.3 billion as of September 30, 2023, an increase of $217.9 million, or 2.4%, compared to $9.1 billion at December 31, 2022. This result was primarily driven by increases of: (i) $207.7 million, or 3.0%, in total loans held for investment, net of the ACL, and loans held for sale; (ii) $46.0 million, or 29.5%, in accrued interest receivable and other assets primarily driven by new OREO balances and an increase in derivative assets, and (iii) $18.4 million, or 6.3%, in cash and cash equivalents. These increases were partially offset by decreases of: (i) $52.3 million, or 3.8%, in total securities, mainly debt securities available for sale, and (ii) $23.2 million, or 16.6%, decrease in operating lease right-of-use assets mainly the result of the modification of a lease in the first quarter of 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets. See “Loan Quality” for more details on OREO and repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $309.0 million at September 30, 2023 from $290.6 million at December 31, 2022, primarily as a result of higher non-interest earning cash balances which include cash and due from banks and restricted cash. At September 30, 2023 and December 31, 2022, cash balances held at the Federal Reserve Bank were $217 million and $228 million, respectively. In addition, at September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included restricted cash of $51.8 million and $42.2 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at September 30, 2023, the Company’s cash and cash equivalents included other short-term investments of $6.0 million which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $41.0 million in the nine months ended September 30, 2023, primarily driven by net income before attribution of non controlling interest of $48.7 million in the first nine months of 2023, which included a non-cash provision for credit losses of $48.8 million. This was partially offset by mortgage loans held for sale originations and purchases, net of sales, during the period.
Net cash used in investing activities was $232.0 million during the nine months ended September 30, 2023, mainly driven by: (i) a net increase in loans of $271.0 million, (ii) purchases of investment securities totaling $158.4 million, and (iii) net purchases of premises and equipment of $8.3 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $163.3 million; (ii) proceeds from sale of loans held for investment of $41.9 million, and (iii) proceeds from the sale of repossessed assets in connection with our equipment-financing activities of $2.5 million.
In the nine months ended September 30, 2023, net cash provided by financing activities was $209.4 million. These activities included a net increase of $574.6 million in time deposits. These proceeds were partially offset by: (i) net repayments of FHLB advances of $278.4 million; (ii) a net decrease of $71.9 million in total demand, savings and money market deposit balances; (iii) $9.1 million of dividends declared and paid by the Company in the first nine months of 2023, and (iv) an aggregate $4.9 million in connection with the repurchase of shares of Class A common stock under a stock repurchase program launched in the first quarter of 2023. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances in the first nine months of 2023 and the stock repurchase programs.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2023	December 31, 2022
(in thousands, except percentages)
Total loans, gross (1)	$7,142,596	$6,919,632
Total loans, gross / total assets	76.4%	75.8%

Allowance for credit losses	$98,773	$83,500
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.40%	1.22%

Total loans, net (3)	$7,043,823	$6,836,132
Total loans, net / total assets	75.4%	74.9%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment and loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses. At September 30, 2023 and December 31, 2022, there were $26.0 million and $62.4 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities through its subsidiary Amerant Mortgage. In addition, as of September 30, 2023, includes $43.3 million in loans held for sale carried at the lower of estimated fair value or cost.
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

(in thousands)	September 30, 2023	December 31, 2022
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied (1)	$1,593,571	$1,615,716
Multi-family residential	771,654	820,023
Land development and construction loans	301,938	273,174
	2,667,163	2,708,913
Single-family residential (2)	1,324,233	1,048,396
Owner occupied	1,129,921	1,046,450
	5,121,317	4,803,759
Commercial loans (3)	1,397,593	1,338,157
Loans to depository institutions and acceptances (4)	13,353	13,292
Consumer loans and overdrafts (5) (6)	437,817	602,793
Total Domestic Loans	6,970,080	6,758,001

International Loans:
Real Estate Loans
Single-family residential (7)	46,961	54,449
Commercial loans	55,166	43,077
Consumer loans and overdrafts (8)	1,180	1,667
Total International Loans	103,307	99,193
Total Loans held for investment	$7,073,387	$6,857,194

__________________
(1)    As of September 30, 2023 and December 31, 2022, includes $140.9 million and $84.8 million, respectively, in specialty properties (marinas, nursing and residential care facilities, and other specialty type CRE properties).
(2)    As of September 30, 2023 and December 31, 2022, includes $258 million and $230.3 million, respectively, in single-family residential loans purchased by the Company through Amerant Mortgage.
(3)    As of September 30, 2023 and December 31, 2022, includes $690.8 million and $420.3 million, respectively, in specialty finance loans. These specialty finance loans include $49.3 million and $45.3 million at September 30, 2023 and December 31, 2022, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(4)    Mostly comprised of loans secured by cash or U.S. Government securities.
(5)    Includes customers’ overdraft balances totaling $1.6 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively.
(6)    Includes indirect lending loans purchased with an outstanding balance of $254.7 million and $433.3 million at September 30, 2023 and December 31, 2022, respectively. In addition, as of September 30, 2023 and December 31, 2022, includes $57.5 million and $43.8 million, respectively, in consumer loan originated under a white-label program. As of September 30, 2023 and December 31, 2022, the outstanding balance of indirect lending loans includes unamortized premiums paid of $3.8 million and $10.9 million, respectively.
(7)    Secured by real estate properties located in the U.S.
(8)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at September 30, 2023 and December 31, 2022 is depicted in the following table:

(in thousands)	September 30, 2023	December 31, 2022
Retail (1)	$718,896	$731,229
Multifamily	771,654	820,023
Office Space	343,234	342,248
Specialty (2)	140,915	84,791
Land and Construction	301,938	273,174
Hospitality	268,648	324,881
Industrial and Warehouse	121,878	132,567
Total CRE (3)	$2,667,163	$2,708,913
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $240 million at September 30, 2023 and $330 million at December 31, 2022.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	September 30, 2023	December 31, 2022
Loans held for sale at the lower of fair value or cost
Real estate loans
Commercial real estate
Non-owner occupied	$43,256	$—
Total loans held for sale at the lower of fair value or cost (1)	43,256	—

Mortgage loans held for sale at fair value
Land development and construction loans (2)	6,931	9,424
Single-family residential (3)	19,022	53,014
Total loans held for sale at fair value (4)	25,953	62,438
Total loans held for sale (5)	$69,209	$62,438
______________
(1)In the third quarter of 2023, the Company transferred a New York-based CRE loan held for investment to the loans held for sale category, and recognized a valuation allowance of $5.6 million as result of the fair value adjustment of this loan. The Company subsequently sold this loan and there was no material impact to the Company’s results of operations as result of this transaction.
(2)In the nine months ended September 30, 2023, the Company transferred approximately $14 million in land development and construction loans held for sale to the loans held for investment category.
(3)In the nine months ended September 30, 2023, the Company transferred approximately $81 million in single-family residential loans held for sale to the loans held for investment category.
(4)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(5)Remained current and in accrual status at each of the periods shown.

At September 30, 2023 and December 31, 2022, there were $26.0 million and $62.4 million, respectively, of primarily single-family residential loans held for sale carried at their estimated fair value. In the nine months ended September 30, 2023, in connection with mortgage loans held for sale, we originated and purchased approximately $268.2 million, and had proceeds of approximately $213.5 million, mainly from the sale of these loans.

In the third quarter of 2023, the Company transferred a New York-based CRE loan held for investment to the loans held for sale category, with an amortized cost of $48.8 million at the time of transfer, and recognized a valuation allowance of $5.6 million as a result of the fair value adjustment of this loan. The Company subsequently sold this loan and there was no material impact to the Company’s results of operations as result of this transaction.

As of September 30, 2023, total loans held for investment were $7.1 billion, up $216.2 million, or 3.2%, compared to $6.9 billion at December 31, 2022. Domestic loans held for investment increased $212.1 million, or 3.1%, as of September 30, 2023, compared to December 31, 2022. The increase in total domestic loans held for investment includes net increases of $275.8 million, or 26.3%, $83.5 million, or 8.0%, and $59.4 million, or 4.4% in domestic single-family residential loans, owner occupied loans and commercial loans, respectively. These increases were partially offset by a decrease of $165.0 million, or 27.4%, in domestic consumer loans as the Company discontinued the purchases of indirect consumer loans in the first nine months of 2023 and such indirect lending portfolio is set to runoff over time. In addition, there was a net decrease of $41.8 million, or 1.5%, in CRE domestic loans, primarily driven by the transfer to held for sale of a New York- based CRE loan as discussed above.

The increase in our domestic loan portfolio held for investment in the nine months ended September 30, 2023 includes the effect of: (i) originations of commercial loans, including $21 million of loans originated through a new white label equipment financing solution launched in the second quarter of 2022 as well as other specialty finance loans; (ii) originations of single-family residential loans; (iii) originations of CRE and owner-occupied loans; (iv) approximately $17.5 million of single-family residential loans purchased by the Company through its subsidiary Amerant Mortgage, and (v) originations of consumer loans of approximately $27 million through a new white-label program launched in the third quarter of 2022. These results were partially offset primarily by loan pay downs and payoffs during the period.

In the nine months ended September 30, 2023, the Company has added approximately $305 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America, increased $4.1 million, or 4.1%, in the nine months ended September 30, 2023, mainly driven by an increase of (i) $12.1 million, or 28.1%, in commercial loans to Panama, partially offset by a decrease of $7.5 million, or 13.8%, in single family residential loans, including a reduction of $7.2 million, or15.3%, in loans related to Venezuelan customers.

As of September 30, 2023, loans under syndication facilities, included in loans held for investment, were $312.5 million, a decrease of $54.5 million, or 14.8%, compared to $367.0 million at December 31, 2022. This decrease was primarily driven by pay downs totaling $94.1 million. In addition, in the third quarter of 2023, the Company transferred a syndicated CRE loan in New York of $48.8 million to the held for sale category. These decreases were partially offset by an aggregate of $88.8 million in new loans and increased balance of existing loans. At September 30, 2023 and December 31, 2022, loans under syndication facilities held for investment include Shared National Credit facilities of $128 million and $143 million, respectively. As of September 30, 2023, syndicated loans that financed highly leveraged transactions were $5.8 million, or 0.1%, of total loans, compared to $8.5 million, or 0.1%, of total loans as of December 31, 2022.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2023		December 31, 2022
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$39,885	0.4%	$47,037	0.5%
Other (3)	63,422	0.7%	52,156	0.6%
Total	$103,307	1.1%	$99,193	1.1%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.6 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $39.8 million and $47.0 million as of September 30, 2023 and December 31, 2022, respectively.
(3)    Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in any of the periods shown.

The maturities of our outstanding international loans were:

	September 30, 2023				December 31, 2022
	Less than 1 year	1-3 Years	More than 3 years	Total (1)	Less than 1 year	1-3 Years	More than 3 years	Total (1)
(in thousands)
Venezuela (2)	$975	$—	$38,910	$39,885	$3,507	$295	$43,235	$47,037
Other (3)	13,846	6,475	43,101	63,422	13,221	13,647	25,288	52,156
Total	$14,821	$6,475	$82,011	$103,307	$16,728	$13,942	$68,523	$99,193
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.6 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023		December 31, 2022
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Domestic Loans
Real estate	$39,091	40.0%	$25,237	42.2%
Commercial	32,376	36.0%	25,483	34.7%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	26,120	22.3%	31,569	21.5%
	97,587	98.5%	82,289	98.6%

International Loans (2)
Commercial	550	0.8%	405	0.6%
Consumer and others (1)	636	0.7%	806	0.8%
	1,186	1.5%	1,211	1.5%

Total Allowance for Loan Losses	$98,773	100.0%	$83,500	100.0%
% of Total Loans held for investment	1.40%		1.22%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the nine months ended September 30, 2023.

In the nine months ended September 30, 2023, the changes in the allocation of the ACL were primarily attributed to reserve requirements for loan charge-offs, loan composition and credit quality changes as well as updated macroeconomic factors.

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

	September 30, 2023	December 31, 2022
(in thousands)
Non-Accrual Loans (1)
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$—	$20,057
Multi-family residential	23,344	—
	23,344	20,057
Single-family residential	2,056	1,307
Owner occupied (2)	2,100	6,270
	27,500	27,634
Commercial loans (2)(3)	4,713	9,271
Consumer loans and overdrafts (4)	1	1
Total Domestic	32,214	36,906

International Loans: (5)
Real Estate Loans
Single-family residential	477	219
Consumer loans and overdrafts	—	3
Total International	477	222
Total Non-Accrual Loans	$32,691	$37,128

Past Due Accruing Loans (6)
Domestic Loans:
Real Estate Loans
Single-family residential	$—	$253
Commercial	504	183
Consumer loans and overdrafts	—	35
Total Domestic	504	471

International Loans:
Real Estate Loans
Single-family residential	—	—
Total International	—	—
Total Past Due Accruing Loans	504	471

Total Non-Performing Loans	$33,195	$37,599
OREO and other repossessed assets	20,181	—
Total Non-Performing Assets	$53,376	$37,599

_______________
(1)    Prior to the first quarter of 2023, included loan modifications that met the definition of troubled debt restructurings, or TDR, which may be performing in accordance with their modified loan terms.
(2)    In the third quarter of 2023, the Company sold a loan relationship in nonaccrual status and classified as Substandard with a total carrying value of $8.6 million at the time of sale. This loan relationship included a commercial loan of $4.6 million and multiple owner occupied loans totaling $4.0 million. The Company charged-off $2.1 million against the ACL in the third quarter of 2023 in connection with this sale, which had already been reserved in a prior period. Therefore, this transaction had no impact to the Company’s results of operations in the third quarter of 2023.
(3) In the second quarter of 2023, we collected $2.8 million in full satisfaction of a commercial loan relationship in nonaccrual status and classified as Substandard at March 31, 2023.
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
(6)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$20,057	$1,779	$6,270	$9,454	$—	$39	$—	$37,599
Plus:
Loans placed in nonaccrual status	26,126	2,210	1,316	26,731	—	20,388	—	76,771
Less:
Nonaccrual loan charge-offs	(90)	(39)	—	(18,715)	—	(20,389)	—	(39,233)
Nonaccrual loans sold, net of charge offs	—	—	(4,084)	(2,413)	—	—	—	(6,497)
Nonaccrual loan collections and others	(2,692)	(1,341)	(1,402)	(3,487)	—	(37)	124	(8,835)
Loans returned to accrual status	—	(76)	—	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	26,410	—
Other repossessed assets sold	—	—	—	—	—	—	(6,353)	(6,353)
Balances at end of period	$23,344	$2,533	$2,100	$5,217	$—	$1	$20,181	$53,376

In the second quarter of 2023, the Company placed in nonaccrual status and further downgraded to Substandard a New York-based CRE multi-family residential loan of $24.3 million.

In the third quarter of 2023, the Company sold a loan relationship in nonaccrual status and classified as Substandard with a total carrying value of $8.6 million at the time of sale. This loan relationship included a commercial loan of $4.6 million and multiple owner occupied loans totaling $4.0 million. The Company charged-off $2.1 million against the ACL in the third quarter of 2023 in connection with this sale, which had already been reserved in a prior period. Therefore, this transaction had no impact to the Company’s results of operations in the third quarter of 2023.

In the first quarter of 2023, the Company received one CRE property guaranteeing a New York based non-owner-occupied loan with a carrying amount of $20.1 million, and transferred it to OREO at the net of its fair value less cost to sell of approximately $20.2 million. This loan was among the loans placed in non-accrual status in 2022. There was no impact on the consolidated results of operations in the nine months ended September 30, 2023 as a result of this transaction.

In the first quarter of 2023, the Company placed in nonaccrual status a $12.9 million equipment-financing commercial loan relationship, charged-off $6.5 million related to the portion of the balance deemed uncollectible, and transferred the remaining balance of $6.4 million to other repossessed assets. In the second quarter of 2023, the Company sold these repossessed assets and recognized a loss on the sale of $2.6 million which is included in the result of operations for the period.
We recognized no interest income on non accrual loans during the nine months ended September 30, 2023 and 2022.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2023				December 31, 2022
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$—	$—	$—	$—	$8,378	$20,113	$—	$28,491
Multi-family residential	—	23,344	—	23,344	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	23,344	—	23,344	8,378	20,113	—	28,491
Single-family residential	—	3,085	—	3,085	—	1,930	—	1,930
Owner occupied (2)	2,234	2,180	—	4,414	—	6,356	—	6,356
	2,234	28,609	—	30,843	8,378	28,399	—	36,777
Commercial loans (2)(3)	26,975	5,732	3	32,710	1,749	10,446	3	12,198
Consumer loans and overdrafts	—	1	—	1	—	230	—	230
	$29,209	$34,342	$3	$63,554	$10,127	$39,075	$3	$49,205
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) In the third quarter of 2023, the Company sold a loan relationship in nonaccrual status and classified as Substandard with a total carrying value of $8.6 million at the time of sale. This loan relationship included a commercial loan of $4.6 million and multiple owner occupied loans totaling $4.0 million. The Company charged-off $2.1 million against the ACL in the third quarter of 2023 in connection with this sale, which had already been reserved in a prior period. Therefore, this transaction had no impact to the Company’s results of operations in the third quarter of 2023.
(3) In the second quarter of 2023, we collected $2.8 million in full satisfaction of a commercial loan relationship in nonaccrual status and classified as Substandard at March 31, 2023.

Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans by type of loan in the nine months ended September 30, 2023:

(in thousands)	Nine Months Ended September 30, 2023
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$20,113	$1,930	$6,356	$10,449	$—	$230	$39,078
Plus:
Loans downgraded to substandard and doubtful	26,126	3,238	1,330	26,752	—	20,456	77,902
Less:							—
Classified loan charge-offs	(90)	(39)	—	(18,715)	—	(20,389)	(39,233)
Classified loans sold, net of charge offs	—	—	(4,084)	(2,413)	—	—	(6,497)
Classified loan collections and others	(2,748)	(1,968)	(1,422)	(3,985)	—	(296)	(10,419)
Loans upgraded	—	(76)	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	(26,410)
Balances at end of period	$23,344	$3,085	$2,180	$5,735	$—	$1	$34,345

Special Mention Loans. Special mention loans as of September 30, 2023 totaled $29.2 million, an increase of $19.1 million, or 188.4%, from $10.1 million as of December 31, 2022. This increase was primarily driven by an aggregate of $64.7 million in downgrades, including: (i) $24.3 million related to a New York CRE multi-family residential loan; (ii) $15.3 million corresponding to a borrower in the seafood wholesale industry, including two commercial loans totaling $13.1 million and an owner-occupied loan of $2.2 million; (iii) $10 million related to a used car dealer in Texas; (iv) $7 million related to a Miami based borrower in the coffee industry; (v) $6.5 million to related to a land development and construction loan in Texas that was subsequently paid off in July 2023, and (vi) a $1.5 million commercial loan to an acute care facility. These increases were partially offset by: (i) the further downgrade to Classified of the $24.3 million New York CRE multi-family residential loan previously mentioned and the $1.5 million commercial loan to an acute care facility, and (ii) an aggregate of $10.0 million in upgrades, including $8.3 million related to a New York income producing commercial property and an aggregate of $1.7 million corresponding to two commercial loans; and iii) payoffs to existing special mention loans of $2.8 million. All special mention loans remained current at September 30, 2023.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2023 and December 31, 2022, are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Real estate loans
Single-family residential (1)	553	150
Owner occupied	80	86
	633	236
Commercial loans	1,021	1,178
Consumer loans and overdrafts	—	226
	$1,654	$1,640
__________
(1) Corresponds to both domestic and international single-family residential loans.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2023 and December 31, 2022. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less ACL if required. The Company determined that an ACL on its debt securities available for sale as of September 30, 2023 and December 31, 2022 was not required. The Company adopted CECL in 2022. See the 2022 Form 10-K for details.

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt securities	$414,635	31.5%	$437,674	32.0%
Corporate debt securities (1) (2) (3)	252,578	19.2%	280,700	20.6%
U.S. government agency debt securities	355,987	27.1%	330,821	24.2%
U.S. treasury securities	3,952	0.3%	1,996	0.1%
Municipal bonds	1,640	0.1%	1,656	0.1%
Collateralized loan obligations	5,005	0.4%	4,774	0.4%
	$1,033,797	78.6%	$1,057,621	77.4%

Debt securities held to maturity (4)	$230,254	17.5%	$242,101	17.7%

Equity securities with readily determinable fair value not held for trading (5)	$2,438	0.2%	$11,383	0.8%

Other securities (6):	$47,878	3.7%	$55,575	4.1%
	$1,314,367	100.0%	$1,366,680	100.0%
__________________
(1)    As of September 30, 2023 and December 31, 2022 corporate debt includes $9.8 million and $9.7 million, respectively, of debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at September 30, 2023, and at December 31, 2022. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of September 30, 2023 and December 31, 2022, debt securities in the financial services sector issued by domestic corporate entities represent 2.0% and 2.3% of our total assets, respectively.
(3)    As of September 30, 2023 and December 31, 2022, includes $124.0 million and $143.0 million, respectively, in subordinated debt securities issued by financial institutions. Additionally, as of September 30, 2023 and December 31, 2022, there were $58.3 million and $63.3 million in unsecured senior notes issued by financial institutions.
(4)    Includes securities issued by the U.S. government or U.S. government sponsored agencies.
(5)    In the three months ended March 31, 2023, the Company sold its marketable equity securities with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction. In the three months ended September 30, 2023, the Company purchased an investment in an open-end fund incorporated in the U.S with an original cost of $2.5 million. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(6)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of September 30, 2023, total securities decreased $52.3 million, or 3.8%, to $1.31 billion compared to $1.37 billion at December 31, 2022. The decrease in the nine months ended September 30, 2023 was mainly driven by maturities, sales, calls and pay downs, totaling $163.3 million, and (ii) net pre-tax unrealized holding losses, on debt securities available for sale of $32.7 million primarily attributable to changes in market interest rates during the period. These decreases were partially offset by purchases of $158.4 million.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company realized proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2023.
At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value of $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less one than year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2023.

Debt securities available for sale had net unrealized holding losses of $144.7 million and net unrealized holding gains of $0.1 million at September 30, 2023, compared to December 31, 2022 when net unrealized holding losses were $113.0 million and net unrealized holding gains were $1.0 million. During the nine months ended September 30, 2023, the Company recorded net after-tax unrealized holding losses of $24.4 million which are included in accumulated other comprehensive loss for the period. This was attributable to changes in market interest rates during the period. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of September 30, 2023 and December 31, 2022.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of September 30, 2023 and December 31, 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2023 and December 31, 2022, all held to maturity securities held by the Company were rated investment grade.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2023 and December 31, 2022. Similar to the table above, the book value for securities available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

September 30, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$414,635	3.60%	$627	2.85%	$26,778	3.29%	$38,205	4.05%	$349,025	3.57%	$—	—%
Corporate debt-domestic	242,741	4.43%	—	—%	79,535	5.53%	152,272	3.89%	10,934	3.87%	—	—%
U.S. Government agency debt	355,987	4.02%	81	2.95%	2,590	4.25%	6,480	6.15%	346,836	3.98%	—	—%
Municipal bonds	1,640	2.56%	—	—%	—	—%	343	2.10%	1,297	2.68%	—	—%
Corporate debt-foreign	9,837	3.64%	—	—%	7,861	3.81%	1,976	2.98%	—	—%	—	—%
Collateralized loan obligations	5,005	6.57%	—	—%	—	—%	—	—%	5,005	6.57%	—	—%
U.S. treasury securities	3,952	4.57%	1,974	4.67%	1,978	4.47%	—	—%	—	—%	—	—%
	$1,033,797	3.96%	$2,682	4.19%	$118,742	4.87%	$199,276	3.98%	$713,097	3.79%	$—	—%

Debt securities held to maturity	$230,254	3.46%	$—	—%	$6,603	2.50%	$14,634	2.92%	$209,017	3.53%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,438	2.71%	—	—	—	—	—	—	—	—	2,438	2.71%

Other securities	$47,878	6.72%	$—	—%	$—	—%	$—	—%	$—	—%	$47,878	6.72%
	$1,314,367	3.97%	$2,682	4.19%	$125,345	4.74%	$213,910	3.91%	$922,114	3.73%	$50,316	6.53%

December 31, 2022
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$437,674	3.32%	$37	5.27%	$21,136	2.89%	$38,540	3.34%	$377,961	3.34%	$—	—%
Corporate debt-domestic	270,979	3.97%	9,108	4.47%	45,293	3.88%	205,628	3.98%	10,950	3.74%	—	—%
U.S. Government agency debt	330,821	3.18%	136	4.05%	2,806	3.16%	8,433	4.59%	319,446	3.14%	—	—%
Municipal bonds	1,656	2.49%	—	—%	—	—%	342	2.01%	1,314	2.61%	—	—%
Corporate debt-foreign	9,721	3.64%	—	—%	—	—%	9,721	3.64%	—	—%	—	—%
Collateralized loan obligations	4,774	6.49%	—	—%	—	—%	—	—%	4,774	6.49%	—	—%
U.S. treasury securities	1,996	4.47%	—	—%	1,996	4.47%	—	—%	—	—%	—	—%
	$1,057,621	3.46%	$9,281	4.47%	$71,231	3.57%	$262,664	3.89%	$714,445	3.28%	$—	—%

Debt securities held to maturity	$242,101	3.44%	$—	—%	$6,480	2.50%	$13,130	2.90%	$222,491	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	11,383	—%	—	—%	—	—%	—	—%	—	—%	11,383	—%

Other securities	$55,575	5.16%	$—	—%	$—	—%	$—	—%	$—	—%	$55,575	5.16%
	$1,366,680	3.50%	$9,281	4.47%	$77,711	3.48%	$275,794	3.84%	$936,936	3.33%	$66,958	4.28%

The investment portfolio’s weighted average effective duration increased to 5.3 years at September 30, 2023 compared to 4.9 years at December 31, 2022, as the model anticipates longer duration due to recent higher mortgage rates and therefore slower prepayments.

Liabilities
Total liabilities were $8.63 billion at September 30, 2023, an increase of $203.8 million, or 2.4%, compared to $8.42 billion at December 31, 2022. This was primarily driven by net increases of $502.7 million, or 7.1%, in total deposits, mainly due to an increase in time deposits and interest bearing demand deposits. These increases were partially offset by: (i) a net decrease of $311.5 million, or 34.4%, in advances from the FHLB, including the repayment of $1.6 billion which was partially offset by the addition of $1.3 billion of these borrowings in the first nine months of 2023, and (ii) $19.5 million, or 13.9%, in long-term lease liability primarily resulting from the modification of a lease in the first nine months of 2023. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits.
Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of retail, private and commercial banking team members, which contributed to increasing deposit levels in the first nine months of 2023. See “Our Company- Business Developments” for additional information.

Total deposits were $7.55 billion at September 30, 2023, an increase of $502.7 million, or 7.1%, compared to December 31, 2022. The increase in deposits in the nine months ended September 30, 2023 was mainly due to a net increase of $574.6 million, or 33.2%, in time deposits, partially offset by a decrease of $71.9 million, or 1.4%, in core deposits. The $574.6 million, or 33.2%, increase in time deposits includes increases of $459.9 million, or 41.1%, in customer CDs and $114.7 million, or 18.8%, in brokered time deposits. The decrease of $71.9 million, or 1.4%, in core deposits was primarily driven by a decrease of $190.7 million, or 11.6%, in savings and money market transaction accounts, which was partially offset by increases of $116.3 million, or 5.1%, and $2.5 million, or 0.2%, in interest bearing and noninterest bearing demand deposits, respectively. The $116.3 million, or 5.1% in interest bearing demand deposits was primarily due to an increase in reciprocal deposits during the period. As of September 30, 2023 total brokered deposits were $736.0 million, an increase of $106.7 million, or 17.0%, compared to $629.3 million at December 31, 2022.

At September 30, 2023 and December 31, 2022, approximately 68% and 65%, respectively, of our total deposits were FDIC insured. In addition, at September 30, 2023 and December 31, 2022, we carried $263.0 million and $261.8 million, respectively, in qualified public deposits, which are subject to collateral maintenance requirements by the state of Florida.

At September 30, 2023, reciprocal deposits were $1.0 billion and over 200 customers compared to $418 million and just over 27 customers at December 31, 2022. Reciprocal deposits are 100% insured by the FDIC, primarily through a deposit network. We are actively offering this alternative to our high balance customers.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2023	December 31, 2022	Amount	%
Deposits
Domestic (1) (2)	$5,067,937	$4,620,906	$447,031	9.7%
Foreign:
Venezuela (3)	1,892,453	1,911,551	(19,098)	(1.0)%
Others (4)	586,522	511,742	74,780	14.6%
Total foreign	2,478,975	2,423,293	55,682	2.3%
Total deposits	$7,546,912	$7,044,199	$502,713	7.1%
_________________
(1)    Includes brokered deposits of $736.0 million and $629.3 million at September 30, 2023 and December 31, 2022, respectively.
(2)    Domestic deposits, excluding brokered, increased $340.3 million, or 8.5%, compared to December 31, 2022.
(3)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(4) As of September 30, 2023 and December 31, 2022, deposits from Spain represent 1.3% and 1.2%, respectively, of our total assets. All other foreign deposits included here, excluding deposits from Venezuelan resident customers, did not exceed 1% of of our total assets.

Our domestic deposits increased $447.0 million, or 9.7%, in the nine months ended September 30, 2023, primarily driven by increases of: (i) $322.2 million in domestic customer CDs; (ii) $207.4 million in domestic interest bearing demand transaction accounts, and (iii) $114.7 million in domestic brokered time deposits. These increases were partially offset by decreases of: (i) $117.0 million in domestic savings and money market transaction accounts, including a decrease of $8.5 million in domestic brokered money market deposits, and (ii) $30.2 million in noninterest bearing demand deposits.
During the nine months ended September 30, 2023, total foreign deposits increased $55.7 million, or 2.3%, primarily driven by a $74.8 million, or 14.6%, in deposits from countries other than Venezuela, partially offset by a decrease of $19.1 million, or 1.0%, in deposits from customers domiciled in Venezuela. In the first quarter of 2023, we reorganized international banking to simplify the structure and drive favorable cost deposit growth. See “Our Company- Business Developments” for additional information.

Core Deposits
Our core deposits were $5.24 billion and $5.32 billion as of September 30, 2023 and December 31, 2022, respectively. Core deposits represented 69.5% and 75.5% of our total deposits at those dates, respectively. The decrease of $71.9 million, or 1.4%, in core deposits in the nine months ended September 30, 2023 was mainly driven by the previously mentioned decrease in savings and money markets deposits. We define “core deposits” as total deposits excluding all time deposits.

Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of September 30, 2023, we had $736.0 million in brokered deposits, which represented 9.8% of our total deposits at that date (8.90% as of December 31, 2022). As of September 30, 2023, brokered deposits increased $106.7 million, or 17.0%, compared to $629.3 million as of December 31, 2022, mainly due to an increase in brokered time deposits. As of September 30, 2023 and December 31, 2022, brokered deposits included time deposits of $723.4 million and $608.7 million, respectively, and brokered interest bearing demand and money market deposits of $12.6 million and $20.5 million, respectively. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At September 30, 2023 and December 31, 2022, our large fund providers, included 18 and 22 deposit relationships, respectively, with total balances of $937.3 million and $1.2 billion, respectively. The decrease in large fund providers in the nine months ended September 30, 2023 was mainly driven by the Company’s continued focus on depository relationship. At September 30, 2023 and December 31, 2022, approximately 65% and 60%, respectively, of these deposit balances from large fund providers were insured by the FDIC, as most of these funds are acquired via deposit networks.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands, except percentages)
Less than 3 months	$394,866	30.1%	$140,292	15.1%
3 to 6 months	151,991	11.6%	148,137	16.0%
6 to 12 months	598,763	45.7%	497,436	53.6%
1 to 3 years	157,740	12.0%	135,663	14.6%
Over 3 years	8,215	0.6%	6,889	0.7%
Total	$1,311,575	100.0%	$928,417	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings at September 30, 2023 and all of our outstanding short-term borrowings at December 31, 2022 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at September 30, 2023 and December 31, 2022.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the nine months ended September 30, 2023 and year ended December 31, 2022.

	September 30, 2023	December 31, 2022
(in thousands, except percentages)
Outstanding at period-end	$—	$304,821
Average amount	57,207	111,448
Maximum amount outstanding at any month-end	204,863	304,821
Weighted average interest rate:
During period	4.08%	1.98%
End of period	—%	3.17%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except percentages and per share data)		(1)		(1)
Net income attributable to the Company (1)	$22,119	$17,534	$49,613	$41,337
Basic earnings per common share (1)	0.66	0.52	1.48	1.22
Diluted earnings per common share (1)(2)	0.66	0.52	1.47	1.21

Average total assets	$9,493,887	$8,326,199	$9,430,487	$7,923,245
Average stockholders' equity	735,289	735,592	739,453	759,260
Net income attributable to the Company / Average total assets (ROA) (1)	0.92%	0.84%	0.70%	0.70%
Net income attributable to the Company / Average stockholders' equity (ROE) (1)	11.93%	9.46%	8.97%	7.28%
Average stockholders' equity / Average total assets ratio	7.74%	8.83%	7.84%	9.58%

__________________
(1)Amounts reflect the impact of the adoption of CECL effective as of January 1, 2022. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for additional information.
(2)In the three and nine month periods ended September 30, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 18 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2023 and 2022.
During the three and nine month periods ended September 30, 2023, basic and diluted earnings per share increased compared to same periods one year ago, primarily driven by higher net income earned.

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

Total stockholders’ equity was $719.8 million as of September 30, 2023, an increase of $14.1 million, or 2.0%, compared to $705.7 million as of December 31, 2022. This increase was primarily driven by: (i) net income of $49.6 million in the first nine months of 2023, and (ii) a net aggregate of $4.3 million in connection with stock-based incentive compensation programs. These increases were partially offset by: (i) after-tax net unrealized holding losses of $25.0 million primarily from the change in the market value of debt securities available for sale; (ii) $9.1 million of dividends declared and paid by the Company in the first nine months of 2023; and (iii) an aggregate of $4.9 million of Class A common stock repurchased in the first nine months of 2023, under a stock repurchase program launched in the first quarter of 2023. See more details on the stock repurchase program launched in the first quarter of 2023 further below.
Non-controlling Interest
The Company records net loss attributable to non-controlling interests in its condensed consolidated statement of operations equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. Equity attributable to the non-controlling interest was a net loss of $3.0 million as of September 30, 2023, compared to a net loss of $2.1 million as of December 31, 2022. Net loss attributable to the non-controlling interest was approximately $0.4 million and $44.0 thousand in the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $1.2 million in the nine months ended September 30, 2023 and 2022, respectively. See the 2022 Form 10-K for details on changes to non-controlling interest in 2022. There were no significant changes to noncontrolling interest in the first nine months of 2023.

Common Stock Transactions
Class A Common Stock Repurchases and Cancellation of Treasury Shares. On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the nine months ended September 30, 2023, the Company repurchased an aggregate of 259,853 shares of Class A common stock at a weighted average price of $18.98 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $4.9 million, including transaction costs.
For more information about the repurchase program, see Note 18 to the Company’s consolidated financial statements on the 2022 Form 10-K.

In the nine months ended September 30, 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in the first nine months of 2023. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock held as treasury stock.

Employee Stock Purchase Plan.The Company offers an Employee Stock Purchase Plan (“ESPP”). The number of shares of Class A common stock issued in the first nine months of 2023 under the ESPP was 30,557. See the 2022 Form 10-K for more details on the ESPP.

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

On July 19, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend was paid on August 31, 2023, to shareholders of record on August 15, 2023. The aggregate amount paid in connection with this dividend was approximately $3.0 million.
On October 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The dividend is payable on November 30, 2023, to shareholders of record on November 14, 2023.
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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our shot-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $309.0 million at September 30, 2023, compared to $290.6 million at December 31, 2022.

At September 30, 2023 and December 31, 2022, the Company had $595.0 million and $906.5 million, respectively, of outstanding advances from the FHLB. At September 30, 2023 and December 31, 2022, we had an additional $2.3 billion of remaining credit availability with the FHLB, and $1.9 billion of FHLB borrowing capacity, including both securities and loans. In the nine months ended September 30, 2023, the Company repaid $1.6 billion in advances from the FHLB, and borrowed $1.3 billion from this source. In the nine months ended September 30, 2023, the Company recorded net gains of $33.6 million on the early repayment of approximately $1.1 billion of advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.
There were no new other borrowings as of September 30, 2023 and December 31, 2022.

We also have available uncommitted federal funds lines with several banks.We had no outstanding borrowings under uncommitted federal funds lines with banks at September 30, 2023 and December 31, 2022.
Holding and Intermediate Holding Subsidiaries

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. In addition, we issued the Senior Notes in 2020 and Subordinated Notes in 2022. Also, as a result of the Amerant Florida Merger in 2022, the Company is now the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents at the Bank of $53.0 million as of September 30, 2023 and $64.9 million as of December 31, 2022, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. See the 2022 Form 10-K for more details on the Amerant Florida Merger.

Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in the 2022 Form 10-K. The Company did not receive any dividends from the Bank in the first nine months of 2023.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital ratio	$995,853	12.70%	$627,125	8.00%	$783,907	10.00%
Tier 1 capital ratio	868,412	11.08%	470,344	6.00%	627,125	8.00%
Tier 1 leverage ratio	868,412	9.05%	383,834	4.00%	479,793	5.00%
Common Equity Tier 1 (CET1)	807,545	10.30%	352,758	4.50%	509,539	6.50%

December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
Common Equity Tier 1 (CET1)	772,105	10.10%	344,100	4.50%	497,033	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital ratio	$995,611	12.71%	$626,439	8.00%	$783,048	10.00%
Tier 1 capital ratio	897,688	11.46%	469,829	6.00%	626,439	8.00%
Tier 1 leverage ratio	897,688	9.37%	383,148	4.00%	478,935	5.00%
Common Equity Tier 1 (CET1)	897,688	11.46%	352,372	4.50%	508,981	6.50%

December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
Common Equity Tier 1 (CET1)	837,970	10.99%	343,209	4.50%	495,746	6.50%

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, certain binding agreements we have entered into for services including outsourcing of technology services, advertising and other services, and other borrowing arrangements which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flows from operations will be sufficient to meet our operational cash needs for the foreseeable future. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the 2022 Form 10-K.

In the nine months ended September 30, 2023, the Company borrowed $1.3 billion in advances from the FHLB and repaid $1.6 billion of these borrowings. In the nine months ended September 30, 2023, the Company recorded net gains of $33.6 million on the early repayment of approximately $1.1 billion of advances from the FHLB. These early repayments are part of the Company’s asset/liability management strategies.
In the nine months ended September 30, 2023, total time deposits increased $574.6 million, or 33.2%, including increases of $459.9 million in customer time deposits and $114.7 million in brokered time deposits. See “Deposits” for additional information.
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

In March 2022, the FASB issued amended guidance to expand and clarify existing guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments clarify, among others, the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment also improves the last-of-layer concepts and expands them to nonprepayable financial assets, allowing more flexibility in the structure of derivatives used to hedge interest rate risk. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amended guidance is effective for fiscal years beginning after December 15, 2023. The amended guidance is available for early adoption. The Company adopted this guidance as of January 1, 2023, and determined that its adoption had no impact to its consolidated financial statements.

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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	September 30,		December 31,
(in thousands, except percentages)	2023		2022
Change in Interest Rates (Basis points)
Increase of 200	$33,446	9.6%	$27,580	7.9%
Increase of 100	22,180	6.3%	18,320	5.3%
Decrease of 50	(5,739)	(1.6)%	(5,683)	(1.6)%
Decrease of 100	(12,238)	(3.5)%	(11,548)	(3.3)%
Decrease of 200	(25,756)	(7.4)%	(34,279)	(9.8)%
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

Net interest income in the base scenario, decreased to approximately $350 million in the three months ended September 30, 2023 compared to $349 million as of December 31, 2022. [This decrease is mainly due to higher cost of total deposits and borrowings. This was partially offset by: (i) higher floating loan rates on existing loans due to increase in market rates repricing higher through the first nine months of 2023; and (ii) the growth in the size of the balance sheet as total assets increased $217.9 million, or 2.4%, in the first nine months of 2023 compared to December 31, 2022.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis
The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	September 30,	December 31,
	2023	2022
Change in Interest Rates (Basis points)
Increase of 200	(7.91)%	(7.97)%
Increase of 100	(2.75)%	(3.06)%
Decrease of 50	2.81%	3.08%
Decrease of 100	4.08%	4.11%
Decrease of 200	7.00%	4.95%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of September 30, 2023 and December 31, 2022:

	Change in market value (1)
	September 30,	December 31,
(in thousands)	2023	2022
Change in Interest Rates
(Basis points)
Increase of 200	$(88,580)	$(116,288)
Increase of 100	(45,594)	(59,755)
Decrease of 50	(23,108)	30,527
Decrease of 100	48,919	60,578
Decrease of 200	97,071	115,225
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio increased to 5.3 years at September 30, 2023 compared to 4.9 years at December 31, 2022, as the model anticipates longer duration due to recent higher mortgage rates and therefore slower prepayments. Additionally, the floating rate portfolio increased to 15.4% at September 30, 2023 from 13.2% at December 31, 2022.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of September 30, 2023. This information may not be indicative of our interest rate sensitivity position at other points in time.

	September 30, 2023
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$308,952	$202,946	$—	$—	$—	$106,006
Securities:
Debt available for sale	1,033,797	252,532	285,707	127,588	367,970	—
Debt held to maturity	230,254	—	—	—	230,254	—
Federal Reserve and FHLB stock	47,878	34,639	—	—	—	13,239
Marketable equity securities	2,438	2,438	—	—	—	—
Trading securities	—	—	—	—	—	—
Loans held for sale	69,209	69,209	—	—	—	—
Loans held for investment-performing (1)	7,040,192	4,545,636	1,070,447	642,385	781,725	—
Earning Assets	$8,732,720	$5,107,400	$1,356,154	$769,973	$1,379,949	$119,245
Liabilities
Interest bearing demand deposits	2,416,797	2,416,797	—	—	—	—
Saving and money market	1,457,080	1,457,080	—	—	—	—
Time deposits	2,302,878	1,585,782	606,120	110,412	564	—
FHLB advances	595,000	—	110,000	485,000	—	—
Senior Notes	59,447	—	59,447	—	—	—
Subordinated Notes	29,412	—	—	—	29,412	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$6,924,792	$5,523,837	$775,567	$595,412	$29,976	$—
Interest rate sensitivity gap		(416,437)	580,587	174,561	1,349,973	119,245
Cumulative interest rate sensitivity gap		(416,437)	164,150	338,711	1,688,684	1,807,929
Earnings assets to interest bearing liabilities (%)		92.5%	174.9%	129.3%	4,603.5%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $33.2 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
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

(in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$1,238,080	$1,165,701
Letters of credit	32,364	20,726
	$1,270,444	$1,186,427

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K and the Form 10-Q for the quarter ended March 31, 2023. Other than the risk factors set forth in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2023, there have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
July 1 - July 31	33,182	$18.13	33,182	$22,173,679
August 1 - August 31	65,567	19.38	65,567	20,902,954
September 1 - September 30	43,439	19.24	43,439	20,067,154
Total	142,188	$19.05	142,188	$20,067,154
________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program is effective from January 1, 2023 until December 31, 2023. In the three months ended September 30, 2023, the Company repurchased an aggregate of 142,188 shares of Class A common stock at a weighted average price of $19.05 per share, under the 2023 Class A Common Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
3.3.	Amended and Restated Bylaws, as amended, of Amerant Bancorp Inc., effective October 18, 2023 (incorporated by reference to Exhibit 3.3 to Form 8-K, filed on October 24, 2023).
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

AMERANT BANCORP INC. (Registrant)

Date:	October 27, 2023	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2023	By:	/s/ Sharymar Calderon
Sharymar Calderon
Executive Vice-President, Chief Financial Officer (Principal Financial Officer)