Form 10-K
period 2023-12-31
Amerant Bancorp Inc.
filed 2024-03-07
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number 001-38534

Amerant Bancorp Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0032379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
220 Alhambra Circle, Coral Gables, Florida	33134
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 460-8728
_________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share	AMTB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the NASDAQ Global Select Market on such date, was approximately $503 million.
The number of shares outstanding of the registrant’s classes of common stock as of February 15, 2024: Common Stock Class A, par value $0.10 per share, 33,596,687 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2024 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

AMERANT BANCORP INC.
FORM 10-K
December 31, 2023

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider”, “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target”, “goals”, “outlooks”, “modeled”, “dedicated”, “create” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense;
•We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources;
•We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms;
•Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends;
•Our profitability is subject to interest rate risk;
•Our allowance for credit losses may prove inadequate;
•Our concentration of CRE loans could result in increased loan losses;
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans;
•Our valuation of securities and the determination of a credit loss allowance in our investment securities portfolio are subjective and, if changed, could materially adversely affect our results of operations or financial condition;
•Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, or cash flows;
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
•We face significant operational risks;

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
•Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could adversely affect our business, financial condition, results of operations, or cash flows;
•We could be required to write down our goodwill or other intangible assets;
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
•Changes in accounting standards could materially impact our financial statements;
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
•Changes in federal, state or local tax laws, or audits from tax authorities, could negatively affect our business, financial condition, results of operations or cash flows;
•Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;
•We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our business, financial condition, results of operations, or cash flows would be adversely affected;
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
•Our principal shareholders and management own a significant percentage of our shares of voting common stock and will be able to exert significant control over matters subject to shareholder approval;
•The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time;
•The stock price of financial institutions, like Amerant, may fluctuate significantly;
•We can issue additional equity securities, which would lead to dilution of our issued and outstanding Class A common stock;
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

Item 1. BUSINESS

Our Company
We are a bank holding company headquartered in Coral Gables, Florida, with $9.7 billion in assets, $6.9 billion in loans held for investment, $7.9 billion in deposits, $736.1 million of shareholders’ equity, and $2.3 billion in assets under management and custody (“AUM”) as of December 31, 2023. We provide individuals and businesses with a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage services are provided by the Bank, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, the Bank’s Grand Cayman based trust company subsidiary, Elant Bank & Trust Ltd., or the Cayman Bank, and Amerant Mortgage, LLC, or Amerant Mortgage.
The Bank was founded in 1979 and is the largest community bank headquartered in Florida. We currently operate 23 banking centers where we offer personal and commercial banking services. The Bank’s primary markets are South Florida, where we are headquartered and operate 16 banking centers in Miami-Dade, Broward and Palm Beach counties, and in Houston, Texas, where we have six banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties. We recently opened a new banking center in Tampa, FL, where we also expect to open a regional headquarter office in 2024. The Bank intends to open several additional banking centers in 2024 and has obtained Office of the Comptroller of the Currency, or OCC, approval to proceed with each location. The Bank intends to open new locations in downtown Miami, FL and in Ft. Lauderdale, FL in 2024. The Bank also expects to open a new regional headquarter office in Plantation, FL in 2024 as previously announced in the third quarter of 2023.

Amerant Investments is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and a registered investment adviser with the Securities and Exchange Commission, or SEC. Amerant Investments provides introductory brokerage, investment and transactions services primarily for customers of the Bank. Amerant Mortgage offers a full complement of residential lending solutions including conventional, government, construction, jumbo loans, and other residential lending product offerings.

The Cayman Bank is a bank and trust company domiciled in George Town, Grand Cayman. The Cayman Bank operates under a Cayman Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of the Bank. Approximately 50% of our trust relationships, including those of many of our important foreign customers, employ Cayman Islands trusts and are domiciled in the Cayman Bank. The OCC periodically examines the Bank and reviews the fiduciary relationships and transactions that the Bank manages for the Cayman Bank. In 2023, the Company approved a plan for the dissolution of the Cayman Bank, which is currently expected to be completed in 2024. We expect to retain certain trust relationships by migrating them to Florida foreign trust structures.

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
In November 18, 2021, we completed a clean-up merger resulting in the simplification of our capital structure by automatically converting shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. November 17, 2021 was the last day of trading of the Company’s shares of Class B common stock on “The NASDAQ Stock Market LLC (“NASDAQ”) after which only the Company’s shares of Class A common stock traded on the NASDAQ under the symbol “AMTB”.
On August 3, 2023, the Company provided written notice to NASDAQ of its determination to voluntarily withdraw the principal listing of the Company’s Class A common stock, $0.10 par value per share (the “Class A common stock”), from NASDAQ and transfer the listing of the Common Stock to the New York Stock Exchange (“NYSE”). The Company’s Common Stock listing and trading on NASDAQ ended at market close on August 28, 2023, and trading commenced on the NYSE at market open on August 29, 2023 where it continues to trade under the stock symbol “AMTB”.
Our Markets

Our primary market areas are South Florida (Miami-Dade, Broward and Palm Beach counties), Tampa, FL and Houston, Texas. We serve our market areas from our headquarters in Coral Gables, FL and through a network of 16 banking locations in South Florida, 6 banking locations in Houston, Texas and 1 in Tampa, FL. Our subsidiary, Amerant Mortgage, operates its business nationally and has direct access to federal housing agencies.

Business Developments
Share Repurchase Program
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program was set to expire on December 31, 2023 and on December 15, 2023, the Company announced that the Board approved to extend the expiration date to December 31, 2024. In 2023, we repurchased an aggregate of 259,853 shares of Class A common stock at a weighted average price of $18.98 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately$4.9 million, including transaction costs. At December 2023, the Company had $20 million available for repurchase under this repurchase program.

Amerant Mortgage

As of December 31, 2023 and 2022, the Company had an 100% and 80% ownership interest in Amerant Mortgage, respectively. In the fourth quarter of 2023, the Company increased its ownership interest in Amerant Mortgage to 100% from 80%. This transaction had no material impact to the Company’s results of operations in 2023. In connection with the change in ownership interest, which brought the minority interest share to zero, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital. On March 31, 2022, the Company contributed $1.5 million in cash to Amerant Mortgage, increasing its ownership interest to 57.4% as of March 31, 2022 from 51% as of December 31, 2021. In addition, in the three months ended June 30, 2022, the Company increased its ownership interest in Amerant Mortgage to 80% from 57.4% at March 31, 2022. This change was the result of: (i) two former principals of Amerant Mortgage surrendering their interest in Amerant Mortgage to the Company, when they became full time employees of the Bank (the “Transfer of Subsidiary Shares From Noncontrolling Interest”), and (ii) an additional contribution made by the Company of $1 million, in cash, to Amerant Mortgage in the three months ended June 30, 2022. As a result of the Transfer of Subsidiary Shares From Noncontrolling Interest, the Company reduced its additional paid-in capital for a total of $1.9 million with a corresponding increase to the equity attributable to Noncontrolling interests.

Total mortgage loans held for sale were $26.2 million as of December 31, 2023, compared to $62.4 million at December 31, 2022. In 2023, we acquired the remaining ownership interest in Amerant Mortgage as previously mentioned and rightsized staffing given the current rate environment.

Employee Stock Purchase Plan

In 2023, the Company continued to offer its Employee Stock Purchase Plan (“ESPP”) which was approved by shareholders in 2022. The number of shares of Class A common stock issued under the ESPP was 56,927 in 2023 compared to 35,337 in 2022.

The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms. The ESPP provides for six month offering periods commencing each December 1st and ending on May 31st of the following year and beginning on each June 1st and ending on the following November 30th. Our ESPP permits participating employees to purchase shares of our Class A common stock through payroll deductions of no less than 1% and up to 15% of their eligible compensation. Each participating employee is able to purchase a maximum of 5,000 shares of our Class A common stock during an offering period (subject to a limit of $25,000 in fair value of shares of our Class A common stock for each calendar year). The price per share is equal to the lower of 85% of the fair market price on the first trading day of the offering period or 85% of the fair market price on the last trading day of the offering period.

Amerant SPV, LLC

In May 2021, we incorporated Amerant SPV. As we seek to innovate, address customer needs and compete in a fast changing and competitive environment, our Company is looking to partner with fintech and specialty finance companies that are developing cutting edge solutions and products and have the potential to improve our products and services to help our clients achieve their goals in a fast changing world. From time to time, the Company may evaluate select opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive. In addition, through Amerant SPV, we may also invest in companies and funds that invest in technology companies that are developing solutions aimed at allowing financial institutions and community banks to more effectively compete and serve their customers. At December 31, 2023 and 2022, the Company’s equity and non-equity investments through Amerant SPV totaled $7.3 million and $7.6 million, respectively. In 2023, the Company recorded an impairment charge of $2.0 million related to an equity investment carried at cost which are included in other assets in the consolidated balance sheets.

Our Business Strategy

Amerant’s Strategy is designed to improve value for its three most important stakeholders: shareholders, clients, and employees.

Improve shareholder value by achieving top-quartile performance vs. peers
•Bring the entire workforce aligned with a culture of attaining client primacy and driving organic growth
•Measure everything against profitability to ensure prioritization of highest value opportunities.
•Align enterprise-wide focus on executing defined strategic initiatives.

Be the “Bank of Choice” in the markets we serve by earning the Trusted Advisor role to the client
•Deliver a relationship-first, solution-oriented approach.
•Provide consistent, personalized client experiences driven by the proactive delivery of tailored solutions, relationship-based pricing, and service excellence.
•Create a simple, seamless, and streamlined onboarding and servicing experience.

Be the “Employer of Choice” in the markets we serve by attracting, retaining, developing, recognizing, and rewarding our team members
•Implement talent development programs that enable our people to pursue career aspirations, expand their depth of knowledge, and improve their skill set.
•Align incentives to strategic priorities and reward our team members for improving value to our stakeholders.

Our goals and objectives can be realized through the successful execution of a focused set of high-value Strategic Initiatives. Our Strategic Initiatives include:

•Further Strengthen the Foundation to extract maximum value from our modern technology ecosystem and continuously strengthen our operational and technology infrastructure to keep pace with competitors and enable scalability and organizational agility.

•Our Relationship-first Focus centered on acquiring client relationships with high long-term value potential by creating a culture of sales excellence and analytically empowering our people to deliver personalized experiences, tailored holistic solutions, and earn the role of trusted advisor.

•Drive Superior Experience and Operational Excellence through enhanced client onboarding, origination, and servicing to deliver streamlined, simple, and satisfying client experiences, reduce expenses, and fortify operational efficiency.

•Attract, Retain, & Reward the Right People: Our people are the cornerstone of our success and have propelled the Bank forward amid numerous challenges. To sustain this momentum, we are committed to developing both internal and external pipelines and aligning incentives to strategic goals to acquire, retain, and reward the right people.

•Profitably Grow the Bank by driving organic growth in priority markets, expanding international banking, developing a proven blueprint for new domestic market entry, and preparing the bank to cross $10 billion in total assets.

Progress on Strategic Initiatives
Further strengthen the foundation. The Company believes that having both the right foundation and the right technology is key to achieve this objective. In 2023, the Company launched a new Amerant website which provides improved user experienced with enhanced navigation and ease of access to information across all device types. Additionally, the Company completed the transition to Fidelity National Information Services’ (“FIS”) core data processing platform which improves our operations as well as upgrades the digital experience for our customers.

Relationship-first focus. We are focused on seizing opportunities in the markets we serve to increase our share of consumer, small business, and commercial core deposits while reducing our reliance on brokered funds. Our growth in 2023 was reflective of our deposits-first, organic, relationship-based approach. We generally use the following key metrics to track our progress on our relationship-first strategy: i) loan to deposits ratio, and ii) the ratio of non-interest bearing deposits to total deposits. The loan to deposit ratio at December 31, 2023 was 92.0%, compared to 98.2% at December 31, 2022. The ratio of non-interest bearing deposits to total deposits ratio was 18.1% at December 31, 2023 compared to 19.4% at December 31, 2022, which reflects growing consumer and business awareness of the rising interest rates and seeking better returns.

Drive superior experience and operational efficiency. The Company continues to work on optimizing its operating structure to support its business activities. In 2023, staff reduction costs include severance expenses, primarily related to severance expenses in connection with employment terminations and changes in certain positions. In addition, the completion of our core system transition to FIS is expected to yield significant annual savings, while allowing us to efficiently scale our business as we grow, achieve greater operational efficiencies and deliver advanced solutions and a superior experience to our customers. The Company is committed to continuous evaluation of staffing levels in all areas on an annual basis based on performance and business need.

Attract, retain & reward the right people. In 2023, we remained committed to developing both internal and external pipelines and aligning incentives to strategic goals to acquire, retain, and reward the right people. We recruited two executives for the previously open positions for a new Head of Commercial Banking and a new Houston market president. We also announced the appointment of our new Chief Financial Officer (“CFO”), which completed all expected executive-level changes in management, as our former CFO has now assumed the role of Chief Operating Officer. In addition, we have partnerships in place with universities in our local communities to promote social mobilities in communities we serve and diversify our workforce. We develop our talent through a growth mindset by building on existing skills and providing the right resources and opportunities to ensure early career talent can thrive at Amerant.

Profitably grow the Bank. In 2023, we continued to drive organic growth in priority markets. We optimized our international banking structure with the intent to grow international deposits as a source of funds given favorable pricing while also continuing to add diversification to our funding base. As previously mentioned, we recently opened a new banking center in Tampa, FL as part of our ongoing efforts in capturing domestic market share,

Credit Policies and Procedures
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
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2023, the Bank had a legal lending limit of approximately $144.7 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 24.2% of our legal lending limit and $30.0 million for all other loans, representing 20.7% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s Board of Directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.
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
As of December 31, 2023 and 2022, core deposits were $5.6 billion, and $5.3 billion, 70.9% and 75.5% of our total deposits at those dates, respectively. Our core deposits consist of total deposits excluding all time deposits.

As of December 31, 2023 and 2022, we had brokered deposits of $736.9 million and $629.3 million, 9.3% and 8.9% of our total deposits at those dates, respectively.

Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services catering to high net worth customers, our trust and estate planning products include simple and complex trusts, private foundations, personal investment companies and escrow accounts.
The Cayman Bank serves a number of our trust and wealth management customers, and developed high net worth international customer relationships with offshore trust and estate planning services. In 2023, the Company approved a plan for the dissolution of the Cayman Bank, which is expected to be completed in 2024. We expect to retain certain trust relationships by migrating them to Florida foreign trust structures.
We also offer brokerage and investment advisory services in global capital markets through Amerant Investments. Amerant Investments acts as an introducing broker-dealer through Pershing (a wholly-owned subsidiary of The Bank of New York Mellon) to obtain clearing, custody and other ancillary services. Amerant Investments offers a wide range of products, including mutual funds, exchange-traded funds, equity securities, fixed income securities, structured products, discretionary portfolio management, margin lending and online equities trading. Amerant Investments has distribution agreements with many major U.S. and international asset managers, as well as with some focused boutique providers. Amerant Investments provides its services to the Bank’s U.S. domestic and international customers. The Bank’s retail customers are offered non-FDIC insured investment products and services exclusively through Amerant Investments.
Other Products and Services
We offer banking products and services that we believe are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including online account opening for domestic and international customers, access to account balances, statements and other documents, Zelle for consumer and businesses, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile devices, telephone and mail. We continuously look for ways for improving our products, services and delivery channels. For example, we currently offer Amerant CoverMe, launched in February 2022, which is a program that eliminates overdraft fees for up to $100 and helps customers avoid declined transactions, returned checks and overdrafts. Amerant also currently provides its customers with an Overdraft Protection program, which allows customers to link eligible checking accounts to automatically transfer available funds from backup account(s) to cover transactions that exceed their available balance.

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

Investments
Our investment policy, set by our Board of Directors, requires that investment decisions be made based on, but not limited to, the following four principles: investment quality, liquidity requirements, interest-rate risk sensitivity and estimated return on investment. These characteristics are pillars of our investment decision-making process, which seeks to minimize exposure to risks while providing a reasonable yield and liquidity. Under the direction of the Asset-liability Management Committee (“ALCO”) and senior management, investment in securities are made following specified policy and program guidelines.

Information Technology Systems
As part of our continued efforts to improve our information technology platforms and drive operating efficiency, in the fourth quarter of 2021 the Company entered into a new multi-year outsourcing agreement with financial technology leader FIS to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain back-office operations. The Company completed the transition of its core data processing platform and other applications in the fourth quarter of 2023. We believe these platform and applications have essential functionalities and scalability to support our continued growth and expansion strategy. Under this outsourcing relationship, the Bank expects to achieve greater operational efficiencies and to deliver advanced solutions and services to its customers.

The Bank is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. The Bank has an enterprise-wide Information Security Program, or Security Program, which is designed to protect the confidentiality, integrity and availability of customer non-public information and bank data. The Security Program was also designed to protect our operations and assets through a continuous and comprehensive cybersecurity detection, protection and prevention program. This program includes an information security governance structure and related policies and procedures, security controls, protocols governing data and systems, monitoring processes, and processes to ensure that the information security programs of third-party service providers are adequate. Our Security Program also continuously promotes cybersecurity awareness and culture across the organization. See Section 1C. Cybersecurity for additional information on how we address and manage cybersecurity risks.

The Bank also has a business continuity/disaster recovery plan, or BCP, which it actively manages to prepare for any business continuity challenges it may face. Our BCP provides for the resiliency and recovery of our operations and services to our customers. The plan is supported and complemented by a robust business continuity governance framework, a life safety program as well as an enterprise-wide annual exercise and training to keep the program and strategies effective, scalable and understood by all employees. We believe both the Information Security Program and BCP adhere to industry best practices and comply with the guidelines of the Federal Financial Institutions Examination Council, or FFIEC, and are subject to periodic testing and independent audits.

Competition
The banking and financial services industry in our footprint is highly competitive, and we compete with a wide range of lenders and other financial institutions within our markets, including local, regional, national and international commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, trust service providers, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies, or fintechs, and other financial intermediaries on various of our products and services. Some of our competitors are not subject to the regulatory restrictions and the level of regulatory supervision applicable to us. Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and larger banking center networks. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, electronic delivery systems and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated banking and financial products suite, our high-quality customer service culture, our positive reputation, brand recognition, and long-standing community relationships enable us to compete successfully within our markets and enhance our ability to attract and retain customers and employees.

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

The Company’s Human Capital Management includes the following areas of focus:

Talent. Attracting, developing, and retaining the best talent with the right skills and values, in accordance with our precepts, is central to our long-term strategy to drive our success.

Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company and its subsidiaries had 682 full-time equivalent employees, or FTEs, at the end of 2023. Approximately 85% of our workforce is in Florida, 7% in Texas and 8% in other states to support the growth and expansion of Amerant Mortgage, and Amerant’s remote work program.

Talent acquisition efforts remained focused on sales, business development and revenue generating roles, accounting for 49% of all hires. In addition, temporary resources were contracted to support our customers through the Company’s transition to FIS’ core data processing platform. In 2023, we acquired the talent to support the expansion of our Domestic Retail Banking Division, opening new banking centers in Downtown Miami, Key Biscayne and Tampa. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions. We hire the best person for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace.

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

In 2023, we continued to empower our team members to reach their full potential by providing diverse learning programs, opportunities, and resources. We used an online talent development tool to provide team members with various learning options, including instructor-led classroom and virtual courses, on-demand recorded sessions and self-paced web-based courses. We also promoted our partnership with Cornerstone Content Anytime to support our team members' ongoing, ever-changing needs on topics such as leading effectively, overall mental health and well-being, and organizational time management.

The primary focus for learning in 2023 included supporting the organization in the transformation to FIS and supporting leaders in upskilling their ability to lead teams effectively, manage performance and drive change to reach organizational business goals. Additionally, we focused on Digital Sales Enablement by supporting the Digital Transformation team in relaunching our Customer Relationship Management, or CRM, tool, known internally as Harmony.

We delivered approximately 23,000 learning hours and invested an average of over $1,050 per team member in all our learning programs. To support consistency with maintaining learning hours in alignment with industry standards, we launched a partnership with LinkedIn Learning. This partnership will allow team members to complete learning courses on demand based on individualized development needs.

We also continue offering higher-education tuition cost reimbursement programs, which are aimed at helping our team members put their career goals within reach and provide them with access to a wide variety of degrees and certificates. In 2023 we established a partnership with Westfield Business School, which provides our team members an opportunity to complete an Executive MBA at a low cost.

In addition to the efforts for learning and development, the executive leadership team has worked to create management succession plans and individual development plans for the officers within the organization. This focus on Talent Management ensures we strengthen the organization’s overall capability by identifying critical roles and high-potential team members. The development plans are heavily focused on meeting the organization’s future needs.

As we continue in our efforts to develop and promote women, we launched our Grit and Grace Women’s Development program at the end of 2023. The program aims to elevate and develop high performing, high potential women, as we continue to prepare talent for the senior leadership bench.

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

In 2023 we continued to capture team member sentiments at all stages of the team member’s life cycle, from onboarding to offboarding. We also launched our annual Engagement Survey. We achieved a 76% Engagement score (As per the Engagement Survey vendor’s thresholds, any score that is above 60% represents extremely high engagement).

In addition to surveying, we spent time on a team member listening tour to capture team members’ thoughts on life at Amerant, including Amerant Culture, Benefits, Learning and Development opportunities, and recognition. These sentiments were shared with the senior management team, and we created an action plan to address the feedback received, which we expect to implement in 2024.

As we approached the transition date of our core data processing platform and other applications in the fourth quarter of 2023, we wanted to ensure our team members were ready for the transition. To help team members embrace change and overcome adversity, we partnered with Alec Ingold, Full Back for the Miami Dolphins to lead our team members through four months of “change talks”. This program helped our team members to develop strategies to adapt to change in new ways while also sparking motivation and innovation across our team.

Health and Safety. Consistent with our operating principles, the health and safety of our team members is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

Diversity, Equity and Inclusion (“DEI”). In 2023, the Diversity, Equity and Inclusion program, also known as the I Belong program, continued launching activities within its strategic roadmap, pillars, and goals. Our four pillars focus on Talent, Workplace, Communication, and Community.

Our diversity and inclusion goals are to build teams that reflect the communities we serve while hiring and supporting diverse talent. The ethnicity of our workforce was 76% Hispanic, 17% White, 4% Black, 2% Asian, and 5% other. Our workforce was 47% male and 53% female at the close of 2023, and women represented 51% of Amerant’s middle management leadership (as classified by Equal Employment Opportunity Commission Category “Middle, First Management Officials”). Over 50% of our workforce is female, and most of our workforce self-identifies as Hispanic or Latino. Also, the Bank has a 41% representation of females in senior leadership roles. In addition, the Company’s Board of Directors, which consists of 11 members, currently has 4 female independent directors.

In alignment with our Talent pillar, the I Belong program focused on attracting early career talent through partnerships with local schools, including the Florida International University, Barry University, and Miami Dade College. In 2023 we hosted 9 interns from Florida International University, Barry University and Miami Dade College. The program resulted in five of the six interns being offered continued employment.

As part of our Workplace pillar, educating our team members, increasing the I Belong brand presence, and driving an inclusive environment through our Business Resources Groups and Executive DEI Council were a focus for 2023. We launched our first Resource Group, “We Are Multicultural” which aims to promote ethnic inclusion across all levels of the organization.

As we continue building a DEI awareness culture, our team member learning programs also reflect our diversity and inclusion pillars. In 2023 we continued our partnership with a learning provider to provide our Executive Leadership team with education on DEI Conscious Inclusion. In addition, team members were assigned a customized Unconscious Bias course to ensure team members have the skills to recognize and counter biases.

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

Our compensation model encourages team members to contribute towards the achievement of shared corporate objectives, while differentiating pay on performance based on individual contributions. In 2023, the Amerant internal Deposit Referral Fee Program was designed to incentivize our team members for the referral of new deposit business.

Based on our commitment to and knowledge that maintaining fair and transparent compensation principles and a diverse and inclusive culture for our teams has a direct impact on engagement, drive and performance, in 2023, we conducted a high level pay equity analysis to estimate the adjusted gender pay gap. According to the outcome of this analysis Amerant Bank pay gap falls in the low range for a typical U.S. organization and U.S. based commercial bank.

Wellness: The Company takes pride in providing excellent health and wellness benefits to our team members and their families. The benefits package offered includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits we also offer Flexible Spending Accounts (FSA) and Health Savings Accounts (HSA).

Medical Plans: Our nationwide healthcare plans allow full-time and part-time team members to select from multiple health plan options. The company provides competitive medical premiums, including a wellness premium discount when team members complete preventive requirements and completion of a health risk assessment. The Company contributes up to 92% towards the medical premium depending on the tier chosen and whether wellness requirements have been completed. The Company also contributes $500 towards the HSA accounts at the beginning of each year when the team member has the high deductible medical plan for the team member only coverage and $1,000 for all other tiers on the high deductible plans.

Dental, Vision and Legal Plans: Full-time and part-time team members are eligible to participate in our dental, vision, and legal plan offerings. The Company contributes up to 100% depending on the plan and chosen tier and provides access to numerous providers across the country. Team members can also choose to purchase out of pocket insurance policies providing income protection and cash for services with five different plans from accident, short term disability, cancer, hospital indemnity, and critical care. The Legal Plan is an attorney owned and operated legal plan offering comprehensive legal assistance, advice, and discounted representation on all types of legal services.

Life, AD&D and Disability: Group Basic Life and AD&D Insurance is offered to all full-time and part-time team members, at two times their annual salary with a maximum coverage of $300,000. Team members may choose to purchase additional life insurance up to 5 times their annual salary to a max of $750,000. Full time and part-time team members also benefit from free Short & Long-Term Disability insurance.

Retirement Plans: In addition to health insurance benefits, the Company also offers to all team members a tax-qualified retirement contribution plan with the Company’s 100% matching contribution up to 5% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible highly compensated team members. Our total benefits package supports our team member’s well-being to achieve a healthy and financial lifestyle goal.

Environmental, Social and Governance (“ESG”)

During 2023 we evolved our ESG program to Sustainability Program and named it “Impact” to reflect the scope of our ultimate goal, and in accordance with industry trends. We completed a series of activities within the scope of the program. In the environmental front, some of those activities included: i) base-lining scope 1 and 2 carbon emissions, defining long-term carbon emission targets and purchasing green-house gas emission offsets to reach carbon neutrality in 2022 and pre-purchasing carbon emission offsets to cover our calculated baseline scope 1 and 2 carbon emissions for 2023 through 2025; ii) implementing data management tools in our loan and core systems to code and monitor for Environmentally Conscious Financing (“ECF”); iii) establishing a partnership with the Everglades Foundation in South Florida; and (iv) transitioning to the use of ocean bound plastic for all Amerant plastic cards. In the social front, some of those activities included: i) hosting our various Internship Programs in partnership with local colleges and universities in South Florida, which serve as a diverse source of talent; ii) launching Amerant’s Down-payment Assistance Program (“ADAP”) for first-time home buyers through our subsidiary Amerant Mortgage; (iii) performing team member engagement survey and internal fair pay gap assessment based on gender; and (iv) launching “Top Women Performers" Program and mandatory online education course on unconscious bias for all team members. In the governance front, some of those activities included: (i) increasing women and minority representation in our Board of Directors and (ii) integrating sustainability factors into our procurement and third party, strategic and reputational risk frameworks.

In 2023, we continued to advance our Impact Program initiatives and completed a series of activities within the scope of the program. Those activities included: i) pre-purchasing carbon emission offsets to cover our calculated baseline scope 1 and 2 carbon emissions for 2023 through 2025; ii) launching and offering team members an online course on the “Return On Investment (ROI) of Going Green,” as part of our efforts to sponsor environmentally conscious activities; iii) sponsoring the “Dream in Green” program - the Green Schools Challenge, which engages students in hands-on activities to save energy and water at school and teaches them about the links between natural resources, climate change and community sustainability; and iv) sponsoring the “Freebee” transportation service in Key Biscayne, FL, which reduces carbon emissions in that geography.

SUPERVISION AND REGULATION
We and the Bank are extensively regulated under U.S. Federal and state laws applicable to financial institutions. Our and the Bank’s supervision, regulation and examination are primarily intended to protect depositors and customers, the Deposit Insurance Fund (“DIF”) of the FDIC, and the stability of the U.S. financial system and are not intended to protect our shareholders or debt holders. Any change in applicable law or regulation may have a material effect on our business. The following is a brief summary that does not intend to be a complete description of all regulations that affect the Company and the Bank and this summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

Bank Holding Company and Bank Regulation

The Company is a bank holding company, subject to supervision, regulation and examination by the Federal Reserve under the Bank Holding Company Act (“BHC Act”). Bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain related activities. We are required to file periodic reports and other information with the Federal Reserve, which examines us and our non-bank subsidiaries.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Bank also is subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion in assets. If the Bank reports assets over $10 billion for four consecutive quarters, it would meet the FDIC’s definition of a “large financial institution” and would be subject to direct supervision by the CFPB for compliance with a variety of consumer compliance laws, and for assessment of the effectiveness of the Bank’s compliance management system. As we are approaching the $10 billion in assets threshold, in the fourth quarter of 2023 we engaged a consulting firm to perform an assessment of our compliance management system and our risk management program to gauge our preparedness to meet the additional regulatory requirements and CFBP supervision that would be applicable to us after surpassing the threshold. The assessment yielded several observations with recommended actions that have been classified and prioritized based on ratings and will be implemented through action plans beginning in 2024.

Source of Strength

Federal Reserve policy and federal law, require a bank holding company, such as the Company, to act as a source of financial and managerial strength to its FDIC-insured Bank subsidiary, and to commit resources to support its subsidiary, particularly when such subsidiary is in financial distress. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Change in Control

Federal law limits the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act (“CBC Act”), and the regulations thereunder, before acquiring control of any bank holding company or any national bank a person or group must give advance notice to the Federal Reserve and the OCC. Upon receipt of such notice, the regulatory agencies may or may not approve the acquisition. The CBC Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding voting common stock. These federal laws and regulations generally make it more difficult to acquire a bank holding company or a bank by tender offer or similar means than it might be to acquire control of another type of corporation. As a result, our shareholders may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring our shares of common stock.

Acquisitions

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or “control” of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the acquirer is “well capitalized” and “well managed”. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or “control” of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. However, a bank holding company may engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined to be so closely related to banking, or managing or controlling banks.

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

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 (“SOX Act”), as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and the New York Stock Exchange (the “NYSE”). In particular, in order to comply with Section 404 of the SOX Act, we are required to include management’s report on internal controls as part of our Annual Report on Form 10-K, as well as our independent registered public accounting firm’s report on internal controls. The assessments of the Company's internal control over financial reporting as of December 31, 2023 are included in this report under “Item 9A. Controls and Procedures.”

Shareholder Say-On-Pay Votes

Under the Dodd-Frank Act public companies are required to provide shareholders with an advisory vote on executive compensation (known as say-on-pay votes), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on say-on-pay proposals at least every three years and the opportunity to vote on the frequency of say-on-pay votes at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. Prior to 2022 as an EGC, the Company was not required to comply with these provisions of the Dodd-Frank Act. Beginning in 2022, after the Company exited its EGC status, the Company began complying with these provisions.

Volcker Rule

The “Volcker Rule” issued under the Dodd-Frank Act, which became effective in July 2015, generally prohibits banking organizations with over $10 billion in assets from (i) engaging in certain types of proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also details certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations took effect, simplifying compliance and providing additional exclusions and exemptions. We and the Bank were not subject to the Volcker Rule in 2023, but may become so in the future.

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

Reserves

The Federal Reserve requires all depository institutions, such as the Bank, to maintain reserves against transaction accounts (primarily noninterest-bearing and Negotiable Orders of Withdrawal, or NOW, checking accounts). Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Privacy and Data Security

A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have policies regarding information privacy and security. The Gramm-Leach-Bliley Act (“GLB Act”), and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third-parties. Some state laws also protect the privacy of information of state residents and require adequate security of such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. See Section 1C. Cybersecurity for information on how we address and manage cybersecurity risks.

Community Reinvestment Act and Consumer Laws

The Community Reinvestment Act (“CRA”) and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the CRA. The OCC considers a bank’s CRA rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company or financial holding company, the Federal Reserve reviews the CRA performance record in connection with the application to acquire ownership or control of shares of a bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has received an “outstanding” rating since 2000, including its most recent CRA evaluation completed in 2022.

On October 24, 2023, the Federal Reserve, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. In developing the final rule, the agencies’ objectives included updating the CRA regulations to strengthen the achievement of the core purpose of the statute, and adapting to changes in the banking industry, including the expanded role of mobile and online banking. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027. We continue to evaluate the impact of any CRA changes and their impact to our financial condition, results of operations, and liquidity, which cannot be predicted at this time.

The Bank is also subject to, among other things, other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Expedited Funds Availability Act, the Truth in Savings Act, the Fair Housing Act, the Check Clearing for the 21st Century Act, the Fair Debt Collection Practices Act, the Fair and Accurate Credit Transactions Act, and, as applicable, their implementing regulations (i.e., Regulations B, C, E, V, X, Z, CC, and DD among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans processing checks or certain electronic payments, and collecting consumer debts. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

The CFPB has the authority over many consumer financial protection laws, and is authorized to adopt regulations with respect to the same. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority in making rules and providing guidance that affects bank regulation in these areas and the scope of bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set by CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA Patriot Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions.

The USA Patriot Act, the BSA and related federal regulations require banks to establish anti-money laundering programs that include policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers.

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

Many AMLA provisions will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

In addition, South Florida has been designated as a High Intensity Financial Crime Area (“HIFCA”), by FinCEN and a High Intensity Drug Trafficking Area (“HIDTA”), by the Office of National Drug Control Policy. The HIFCA program is intended to concentrate law enforcement efforts to combat money laundering efforts in higher-risk areas. The HIDTA designation makes it possible for local agencies to benefit from ongoing HIDTA-coordinated program initiatives that are working to reduce drug use.

There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury. OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States, based on U.S. foreign policy and national security goals. OFAC issues regulations that restrict transactions by U.S. persons or entities (including banks), located in the U.S. or abroad, with certain foreign countries, their nationals or “specially designated nationals.” OFAC regularly publishes listings of foreign countries and designated nationals that are prohibited from conducting business with any U.S. entity or individual. While OFAC is responsible for promulgating, developing and administering these controls and sanctions, all of the bank regulatory agencies are responsible for ensuring that financial institutions comply with these regulations.

Lending Practices

Federal bank regulatory guidance titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The CRE Guidance provides the following criteria regulatory agencies will use as indicators to identify institutions that may be exposed to CRE concentration risk: (i) experienced rapid growth in CRE lending; (ii) notable exposure to a specific type of CRE; (iii) Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (iv) Total commercial real estate, which includes loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital and the outstanding balance of the institutions CRE portfolio has increased by 50% or more during the prior 36 months. We have always had significant exposures to loans secured by CRE due to the nature of our markets. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the guidance.

Federal law limits a bank's authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

Debit Interchange Fees

Interchange fees are fees that merchants pay to card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the following year. The Bank did not exceed the $10 billion asset threshold in 2023, but may exceed this threshold in 2024. If so, the Company's compliance with the provisions of the Durbin amendment would be required no later than July 1, 2025, and we do not expect the limits to debit card interchange to materially reduce the Company's revenue.

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

The Basel III Capital Rules, which we discuss below, further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement. The Company and the Bank exceeded the capital conservation requirement at year end 2023. See “Capital Requirements”.

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

The Federal Reserve has risk-based capital rules for bank holding companies and the OCC has similar rules for national banks. These rules require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 10.50%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pre-tax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a loan loss allowance up to 1.25% of its standardized total risk-weighted assets, excluding the allowance. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings. We collectively refer to Tier 1 risk based capital and Tier 2 capital as Total risk-based capital.

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

As of December 31, 2023, the Company’s and the Bank's CET1 ratio were 9.79% and 10.73%, respectively. In addition, the Company’s and the Bank’s total risk-based capital ratio as of December 31, 2023 were 12.12% and 11.95%, respectively. As a result, both the Company and the Bank are currently classified as "well-capitalized" for purposes of the OCC's prompt corrective action regulations.

Prompt Corrective Action Rules

The federal banking agencies are required to take "prompt corrective action" with respect to financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To be considered "well-capitalized," an insured depository institution must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be well-capitalized, the Bank must maintain at least the following capital ratios:

•10.0% Total capital to risk-weighted assets
•8.0% Tier 1 capital to risk-weighted asset
•6.5% CET1 to risk-weighted assets; and
•5.0% leverage ratio.

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

FDIC Insurance Assessments

Deposits at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable laws and regulations. Our deposit accounts are insured by the DIF generally up to a maximum of  $250,000 per separately insured depositor and for each account ownership category. In order to fund the DIF, all insured depository institutions are required to pay quarterly assessments to the FDIC that are based on an institutions assignment to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.

London Inter-Bank Offered Rate (LIBOR) Cessation and Replacement Rates

The Company owns all of the common capital securities issued by five statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Trust Preferred Securities and the Debentures issued by the Company include calculations that are based on 3-month LIBOR. Under the LIBOR Act, on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), a benchmark replacement recommend by the Federal Reserve will replace LIBOR in certain contracts, including those that contain no fallback provisions and other related aspects. Based on a review of the Trust Preferred Securities and the Debentures documents, these document do not provide a replacement rate for 3-month LIBOR or include other fallback provisions which would apply on the LIBOR Replacement Date. Based on the U.K. Financial Conduct Authority’s current statements, it does not appear that a synthetic LIBOR benchmark will be applicable to the Trust Preferred Securities and Debentures. The Company did not seek to amend the Trust Preferred Securities and Debentures documents to reflect any other LIBOR benchmark replacement. Accordingly, after the LIBOR Replacement Date, the 3-month CME term SOFR as adjusted by the relevant spread adjustment of 0.26161%, became the benchmark replacement for 3-month LIBOR in the Trust Preferred Securities and Debentures documents, and all applicable benchmark replacement conforming changes as specified in the regulations became an integral part of the Trust Preferred Securities and Debenture documents.

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

Cybersecurity Regulations and Guidelines

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

Since May 2022, a rule adopted by the federal banking agencies requires banking organizations to notify their primary banking regulator within 36 hours of determining that a "computer-security incident" has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization's ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

In December 2023, new SEC rules became effective that require public companies, among other things, to report material cybersecurity incidents in current reports on Form 8-K. The new rules also require reporting about a public company’s policies and procedures to identify and manage cybersecurity risks; as well as disclosure about the Board of Directors' oversight of cybersecurity risk; and management’s role and expertise in assessing and managing cybersecurity risk and implementing cybersecurity policies and procedures.

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

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1c. Cybersecurity for further information on how we address and manage cybersecurity risks .

Future Legislative Developments

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in their states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more or less competitive. A change in statutes, regulations or regulatory policies applicable to us or any of our affiliates could have a material, adverse effect on our business, financial condition and results of operations.

Available Information

We maintain a website at the address www.amerantbank.com. On our website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as proxy statements on Schedule 14A and amendments to these reports and materials. Materials are available online as soon as practicable after we file them with the SEC. Additionally, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website is not incorporated by reference in, or considered part of, this Form 10-K.

Supplementary Item, Information about our Executive Officers
The Executive Officers of the Company as of March 7, 2024, are as follows:
Gerald P. Plush. Mr. Plush (“Jerry”), age 65, serves as the Company’s Chairman, President, and CEO since June 8, 2022, having served previously as Vice-Chairman, President & CEO since July 1st, 2021, and previously as Vice-Chairman & CEO since March 20, 2021. Mr. Plush has been a director of the Company’s and the Bank’s Board of Directors since July and October 2019, respectively, and served as Executive Vice-Chairman from February 2021 until his appointment as Vice-Chairman & CEO in March 2021. Mr. Plush is a highly respected financial services industry professional with over 35 years of senior executive leadership experience. From 2019 to February 2021, he was a partner at Patriot Financial Partners (“Patriot”), a private equity firm where he sourced new investment opportunities and represented Patriot on the Board of Directors for multiple portfolio banks, specialty finance and fintech companies. In 2018, he served as CEO for Verdigris Holdings, Inc., leading this start up through the regulatory application, organization and initial funding processes. Mr. Plush’s other prominent leadership roles include his tenure with Santander US from 2014 to 2017, initially as CFO and Executive Committee member, and subsequently as Chief Administrative Officer. He served on the board of Santander Consumer from 2014 to 2016, and as a director for the FHLB of Pittsburgh from 2016 to 2017. Mr. Plush previously served as President, COO and Board Member for Webster Bank beginning in 2006 as EVP and Chief Financial Officer. Prior to Webster, he spent 11 years with MBNA America, most recently as Senior Executive Vice President & Managing Director for corporate development and prior to that as CFO - North America.

Mr. Plush holds a Bachelor of Science degree in Accounting from St. Joseph’s University in Philadelphia, Pennsylvania. He is a CPA and CMA (inactive), and currently serves on several local boards, including the board of directors of the Miami-Dade Beacon Council, the Orange Bowl Committee, and the University of Miami Citizen’s Board.

Sharymar Calderón Yépez. Mrs. Calderón, age 36, was appointed Executive Vice President, Chief Financial Officer (CFO) in June 2023. Calderón is responsible for Amerant’s financial management, including treasury, financial reporting and accounting, financial analysis, investor relations & sustainability, internal controls and corporate tax. She also chairs the Asset-Liability Committee. Prior to her appointment as CFO, Mrs. Calderón served as Senior Vice President, Head of Internal Audit at Amerant since June 2021, where she led the implementation and monitoring of the Company’s audit plan and risk assessments, including coordination with external auditors and the integration of SOX audits. She is a licensed CPA in both Florida and Puerto Rico. Prior to Amerant, Mrs. Calderón worked at Ocean Bank as SVP, Head of Payment Operations. Before that, she worked at PricewaterhouseCoopers for nine years, where she began her career as an Associate and rose to Senior Manager over the course of her tenure, gaining extensive experience in financial services, including banking, broker dealers and asset management.

Mrs. Calderón received a double Bachelor of Business Administration in Accounting and Marketing from the University of Puerto Rico. She is a licensed Certified Public Accountant (CPA) in Florida and Puerto Rico, a member of the American Institute of Certified Public Accountants (AICPA), a member of the Puerto Rico State Society of CPAs and its Florida Chapter, and the Association of Latino Professionals for America (ALPFA). Mrs. Calderón currently serves on the board of directors of the Miami Zoo.

Alberto Capriles. Mr. Capriles, age 56, serves as Senior Executive Vice-President and Chief Risk Officer since January 2023, having previously served as Executive Vice-President and Chief Risk Officer since February 2018 and previously as the Company’s Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance, as well as information technology. Mr. Capriles served in various roles with the former parent of the Bank, Mercantil Servicios Financieros, or MSF since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement MSF’s enterprise risk management model. Prior to joining MSF, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles also served as a Professor in the Economics Department at Universidad Católica Andrés Bello in Caracas, Venezuela from 1996 to 2008.

Mr. Capriles graduated with a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.
Juan Esterripa. Mr. Esterripa, age 50, serves as Senior Executive Vice-President and Head of Commercial Banking since April 2023. He is a seasoned banking professional with significant experience in corporate and commercial banking. In his role, Esterripa oversees multiple business sectors, including commercial banking, commercial real estate, syndication, specialty finance, and treasury management. Before joining the Company, Mr. Esterripa served as EVP, Wholesale Banking Executive at City National Bank - Florida since 2016. From 2013 to 2017, he was SVP, Corporate & Commercial Banking Manager at BankUnited, NA. He served as Executive Vice President at Stonegate Bank from 2012 to 2013 and as Senior Vice President at Capital Bank since 2010 prior to that. From 2009 to 2010, Esterripa was SVP, Chief Lending Officer at Pacific National Bank, and from 2006 to 2009, he served as SVP, Head of Middle Market Division at Mercantil Commercebank, NA. Mr. Esterripa is a graduate of the Harvard Business School executive management program.
Carlos Iafigliola. Mr. Iafigliola, age 47, was appointed Senior Executive Vice President, Chief Operating Officer (COO) in June 2023. He is responsible for Amerant’s loan and deposit operations, project management, technology services, procurement, facilities, strategy and digital. Mr. Iafigliola chairs the Board of Amerant Investments and is member of the Board of Amerant Mortgage. He serves as Board member for Habitat for Humanity Broward and is a member of the Investment Committee of United Way Miami. Prior to his appointment as COO, Mr. Iafigliola served as EVP, Chief Financial Officer (CFO) since May 2020 spearheading Amerant’s financial management, including treasury, financial reporting and accounting, financial analysis, investor relations & sustainability, internal controls and corporate tax. Mr. Iafigliola also served as SVP, Treasury Manager from 2015 to May 2020 and held various management positions in the Treasury area from 2004 to 2015. Prior to joining Amerant, he served in senior roles in Market Risk at Banco Mercantil, also known as Mercantil Servicios Financieros (MSF), from 2000 to 2004. He joined MSF in April 1998.

Mr. Iafigliola earned a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003. He was also part of Miami Leadership Program cohort 2011.

Howard Levine. Mr. Levine, age 52, serves as Senior Executive Vice-President and Head of Consumer Banking since January 2023. He has served as Executive Vice-President and Head of Consumer Banking since joining the Bank in June 2022. Mr. Levine oversees the Private Client Group, Wealth Management, Small Business Banking, Retail Banking, and Amerant Mortgage. Prior to joining the Bank, Mr. Levine served as EVP and Chief Revenue Officer at Amerant Mortgage, of which he is a founding partner. He founded and joined Amerant Mortgage in November 2020 from City National Bank of Florida, or CNB, where he served as EVP and Executive Vice President for Private Banking, Private Wealth, and Residential Mortgage. Prior to joining CNB in 2017, Mr. Levine was EVP, Consumer & Residential Lending & Treasury Management at Sabadell United Bank, N.A.
Mr. Levine has more than 25 years of experience in real estate finance and has experience running mortgage businesses through independent mortgage companies as well as in community banks. Mr. Levine has a bachelor’s degree from Hofstra University in Long Island, NY.

Mariola Sanchez. Mrs. Sanchez, age 51, serves as Senior Executive Vice-President and Chief People Officer since June 2022 and leads the Company’s approach to people and organizational culture. Previously, Mrs. Sanchez served as the Company and the Bank’s General Counsel since 2010. With an educational background in human behavior and law, in addition to 15 years working at the Bank, she brings a wealth of organizational knowledge and an informed perspective to her role. She and her leadership team are focused on learning and development, management practices, and diversity and inclusion. As General Counsel, Mrs. Sanchez advised the Company on a range of legal matters, including labor and employment. She has practiced law for over 25 years, primarily as in-house counsel for financial institutions. Prior to joining Amerant in 2007 as Associate General Counsel, she served as Associate General Counsel at Regions Bank (formerly Union Planters Bank).
Mrs. Sanchez earned a bachelor’s degree in Psychology from the University of Miami and a Juris Doctorate from St. Thomas University. In April 2021, she also graduated from the Yale School of Management’s ExecOnline’s Fostering Inclusion and Diversity Program . Active in the community, Mrs. Sanchez serves as a Director of the Board of Voices for Children Foundation, Inc.
Armando Fleitas, age 47, serves as Executive Vice-President, Chief Accounting Officer (“CAO”) since March 2023 overseeing general accounting and accounts payable; investment accounting and operations; mortgage banking finance and accounting; and financial reporting to the Federal Reserve Bank and other federal and state banking supervisory authorities, the Securities and Exchange Commission, and the Office of Comptroller of the Currency. Prior to being named CAO, Mr. Fleitas served as Senior Vice-President and Controller of the Company from January 1, 2021 until March 2023. Mr. Fleitas joined Amerant in 2010, serving in various management positions in the financial reporting area, including most recently, prior to his current role, as Senior Vice-President and Financial Reporting Manager. In his prior and current role, he has been responsible for overseeing the preparation of consolidated and stand-alone statutory financial statements, the quarterly and annual reports on Forms 10-Q and 10-K of the Company filed with the SEC. Previously, he was also responsible for overseeing the Company’s internal controls over financial reporting and vendor management functions. Mr. Fleitas began his career in 1996 at PwC Venezuela, transitioning in 2003 to PwC in the US. At PwC, he held various roles in the areas of audit and accounting consulting services primarily serving customers in the financial services industry.
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

Risk related to Funding and Liquidity
•Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense.
•We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources.
•We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms.
•Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends.
Risk related to Credit and Interest Rate
•Our profitability is subject to interest rate risk.
•Our allowance for credit losses may prove inadequate.
•Our concentration of CRE loans could result in increased loan losses.
•Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.
•Our valuation of securities and the determination of a credit loss allowance in our investment securities portfolio are subjective and, if changed, could materially adversely affect our results of operations or financial condition.
•Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, or cash flows.
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
•We face significant operational risks.
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
•Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could adversely affect our business, financial condition, results of operations, or cash flows.
•We could be required to write down our goodwill or other intangible assets.
•We have a net deferred tax asset that may or may not be fully realized.
•We may incur losses due to minority investments in fintech and specialty finance companies.
•We are subject to risks associated with sub-leasing portions of our corporate headquarters building.

•Our success depends on our ability to compete effectively in highly competitive markets.
Risks Related to Risk Management, Internal Audit, Internal and Disclosure Controls
•Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
•Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.
•Changes in accounting standards could materially impact our financial statements.
Risks Related to External and Market Factors
•Material and negative developments adversely impacting the financial services industry at large and causing volatility in financial markets and the economy may have materially adverse effects on our liquidity, business, financial condition and results of operations.
•Our business may be adversely affected by economic conditions in general and by conditions in the financial markets.
Risks Related to Regulatory and Legal Matters
•We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
•Changes in federal, state or local tax laws, or audits from tax authorities, could negatively affect our business, financial condition, results of operations or cash flows.
•Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.
•We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our business, financial condition, results of operations, or cash flows would be adversely affected.
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
Risks Related to Ownership of Our Common Stock
•Our principal shareholders and management own a significant percentage of our shares of voting common stock and will be able to exert significant control over matters subject to shareholder approval.
•The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time.
•The stock price of financial institutions, like Amerant, may fluctuate significantly.
•We can issue additional equity securities, which would lead to dilution of our issued and outstanding Class A common stock.
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

Risks related to Funding and Liquidity

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

Our deposits (including checking, savings, money market and other deposits) are the primary funding source for our lending activities. Our future growth will largely depend on our ability to expand core deposits, which provide a less costly and stable funding source. The deposit markets are competitive; therefore growing our core deposit base could be difficult. In a competitive market, depositors have many choices for where to place their deposits. As we continue to grow our core deposit base and seek to reduce our exposure to high rate/high volatility accounts, we may experience a net deposit outflow, which could negatively impact our business, financial condition, results of operations, or cash flows.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms.

We and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. While we believe that our existing capital (which currently exceeds the capital requirements) will be sufficient to support our current operations and expected growth. However, factors such as faster-than-anticipated growth, reduced earnings levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or acquisition opportunities may lead us to seek additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance and the conditions in the capital markets, economic conditions, and other factors, many of which are outside our control. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms. If we cannot raise additional capital when needed, our ability to further expand our operations, business, financial condition, results of operations, and cash flows could be adversely affected, and the price of our securities may decline.

Our ability to receive dividends from our subsidiaries could affect our liquidity and our ability to pay dividends.

We are a legal entity separate and distinct from the Bank and our other subsidiaries. The Federal Reserve Act, Section 23A, limits our ability to borrow from the Bank and our principal source of cash, other than securities offerings, is dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock, as well as interest on our junior subordinated debentures and interest and principal on our Senior Notes and our Subordinated Notes. Several laws and regulations limit the amount of dividends that the Bank may pay us as well as the dividends that we may pay on our common stock, see “Supervision and Regulation - Payment of Dividends.” Limitations on our ability to receive dividends from our subsidiaries could adversely affect our liquidity and on our ability to service our debt and pay dividends.

We cannot assure that we will continue to pay dividends on our common stock in the future. Future dividends will be declared and paid at the discretion of our Board of Directors and will depend on a number of factors including, our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, among others. Our inability to service our debt, pay our other obligations or pay dividends to our shareholders could adversely impact our financial condition and the value our securities.

Risks related to Credit and Interest Rate

Our profitability is subject to interest rate risk.

Our profitability depends largely upon net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rate changes may impact our profits and the values of several of our assets and liabilities. We expect to periodically experience “gaps” in the interest rate sensitivities of the Company’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa.

If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investment securities. In addition, rising interest rates may reduce the demand for loans and the volume of mortgage originations and re-financings, adversely affecting the profitability of our business. Increases in market interest rates may also impact our customers’ ability to repay their loans, which could increase the potential for default and our level of nonperforming assets and adversely affect our operating results. Further, when loans are placed on nonaccrual status any accrued but unpaid interest receivable is reversed, which decreases interest income; simultaneously, we will continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. Also, in a rising interest rate environment, fixed-rate loans may adversely affect our margin and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.

In declining rate environments, we may experience numerous loan prepayments and replacement loans may be priced at a lower rate, decreasing our net interest income. Further, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments. Since our balance sheet is asset sensitive, a decrease in interest rates or a flattening or inversion of the yield curve could adversely affect us.

Market interest rate changes are unpredictable and caused by many factors beyond our control, including general economic conditions (inflation, recession, and unemployment), fiscal and monetary policy, and changes in the United States and other financial markets. In a rapidly changing interest rate environment, we may be unable to manage our interest rate risk effectively, which could adversely impact our business, financial condition, results of operations, or cash flows.

Our allowance for credit losses may prove inadequate.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make various assumptions and estimates about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the collateral securing our loans, our delinquency experience, economic conditions and trends, reasonable and supportable forecasts, and credit quality indicators (including past charge-off experience and levels of past due loans and nonperforming assets).We cannot assure that these assumptions and estimates will be adequate over time to cover expected credit losses in our portfolio. These assumptions and estimates may be affected by changes in the economy, market conditions, or events negatively impacting specific customers, industries or markets, or borrowers repaying their loans. If our allowance for credit losses on loans is not adequate, our business, financial condition, results of operations, or cash flows could be adversely affected. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs. Any increases in the provision for credit losses will result in a decrease in net income and may adversely affect our business, financial condition, results of operations, or cash flows.

On December 31, 2022, we ceased to be an Emerging Growth Company, and we implemented FASB’s Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, a new guidance on accounting for current expected credit losses on financial instruments (“CECL”). This guidance substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions, and other organizations. The standard changed the previous incurred loss impairment methodology in GAAP. Under the incurred loss model, we recognized losses when they were incurred. On the other hand, CECL requires loans held for investment and debt securities held to maturity to be presented at the net amount expected to be collected (net of the allowance for credit losses). CECL generally results in earlier recognition of expected credit losses and may result in higher provision for credit losses and higher volatility in the quarterly provision for credit losses. Future provisions under the CECL model could adversely affect our business, financial condition, results of operations, or cash flows.

Our concentration of CRE loans could result in increased loan losses.

CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed. Disruptions in markets, economic conditions, including those resulting from a pandemic, changes in laws or regulations or other events could have a significant impact on the ability of our customers to repay and may adversely affect our business, financial condition, results of operations, or cash flows.

Our CRE loans included approximately $1.2 billion and $1.1 billion of fixed rate loans at December 31, 2023 and 2022, respectively. In a rising interest rate environment, fixed rate loans may adversely affect our margin and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.

As of December 31, 2023, the Bank’s portfolio of CRE loans was 274.3% of its risk-based capital, or 38.4% of its total loans, as of December 31, 2023 compared to 289.1% of its risk-based capital, or 45.3% of its total loans, as of December 31, 2022. We cannot assure that our CRE concentration risk management program will effectively manage our CRE concentration.

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

In addition, if the United States economy returns to a recessionary state, management believes that it could significantly affect the economic conditions of the market areas we serve and we could experience significantly higher delinquencies and loan losses, and therefore impact our earnings and financial condition, including our capital and liquidity.

Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2023, approximately $2.3 billion, or 34%, and $1.5 billion, or 22%, of our loan portfolio was comprised of CRE loans and commercial loans, respectively. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy and the collateral securing these loans may not be sufficient to repay the loan in the event of default. Consequently, downturns in the real estate market and economy increase the risk related to commercial loans, including CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In some cases, the repossession of collateral may not be possible or may be delayed which could negatively impact the value we may realize from that collateral to repay the loan. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower, and regular monitoring. However, these procedures cannot entirely eliminate the risk of loss associated with commercial lending. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Also, the COVID-19 pandemic affected the markets where we operate, in particular, in the metropolitan New York area, where we no longer generate loans but still had loans held for investment as of December 31, 2023 totaling $217.0 million corresponding to commercial real estate properties, including retail and office properties. These properties have been, and may continue to be, negatively impacted by the consequences of the pandemic. If a decline in economic conditions, natural disasters affecting business development or other issues cause difficulties for our borrowers of these types of loans, if we fail to assess the credit of these loans accurately when underwriting them or if we fail to adequately continue to monitor the performance of these loans, our loan portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our valuation of securities and the determination of a credit loss allowance in our investment securities portfolio are subjective and, if changed, could materially adversely affect our results of operations or financial condition.

Fixed-maturity securities, as well as short-term investments which are reported at estimated fair value, represent the majority of our total investments. We generally define fair value as the price that would be received in the sale of an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption (including periods of significantly rising or high interest rates, or rapidly widening credit spreads) certain asset classes may become illiquid and it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially affect the valuation of securities in our financial statements and the period-to-period changes in estimated fair value could vary significantly.

As of December 31, 2023, the fair value of the Company’s debt securities available for sale was approximately $1.2 billion, compared to $1.1 billion as of December 31, 2022. As of December 31, 2023 debt securities available-for-sale had net unrealized holding losses of $100.3 million ($113.0 million in 2022) and net unrealized holding gains of $3.2 million ($1.0 million in 2022). In 2023, the Company recorded pre-tax net unrealized holding losses of $14.9 million ($127.7 million in 2022) which are included in accumulated other comprehensive (loss) income for the period. These unrealized losses were mainly attributable to increases in market interest rates during the periods which translated into a decline in the estimated fair value of debt securities markets.

Beginning January 1, 2022, debt securities available for sale are analyzed for credit losses under the new guidance on accounting for CECL, which requires the Company to determine whether the securities are considered impaired because their fair value is below their amortized cost basis as of the reporting date, and whether there is a need of a credit loss allowance. An allowance for credit losses is established for losses on debt securities available for sale due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. In 2023, the Company did not record an allowance for estimated credit losses on any of its debt securities available for sale. For more information about CECL, see Note 1 of our audited consolidated financial statements in this Form-10-K. Prior to January 1, 2022, our debt securities classified as available for sale or held to maturity were generally evaluated for other than temporary impairment under the applicable accounting guidance.

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

Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, or cash flows .

At December 31, 2023 and 2022, our nonperforming loans totaled $34.4 million and $37.6 million, respectively, or 0.47% and 0.54% of total loans, respectively. We had no OREO balances at December 31, 2023 and 2022. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, financial condition, results of operations, or cash flows. Any increase in our nonperforming assets and related increases in our provision for credit losses could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. We cannot assure you we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During our ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.

A decrease in residential real estate market prices or lower levels of home sales, could result in lower single family home values, adversely affecting the value of collateral securing residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. A decline in real estate prices increases delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. A substantial portion of our single family loans consist of jumbo loans, and the secondary market for jumbo mortgages has historically been less liquid compared to conforming loans. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses, increase in interest rates or other factors. These could adversely impact borrowers and result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our business, financial condition, results of operations, or cash flows. In the event our allowance for credit losses on these loans is insufficient to cover such losses, our business, financial condition, results of operations, or cash flows could be adversely affected.

Risks Related to Our Business and Operations

Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers.

We outsource many of our major systems and critical back-office operations, such as data processing, recording, and monitoring transactions, online banking interfaces and service, internet connections and network access. For example, we entered into a new multi-year outsourcing agreement with the world's largest provider of banking and payments technology, to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain critical back-office operations. In November 2023 we transitioned our entire core banking system to the one this vendor offers and services. An interruption or failure of the services we receive through these outsourced systems could cause an interruption of our operations. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our information systems are exposed to cybersecurity threats and may experience interruptions and security breaches that could adversely affect our business and reputation.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could impact our ability to serve our customers, operate our business and affect our customers’ privacy and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyberattacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. These risks have increased with the implementation of remote and/or hybrid work protocols and may continue to increase in the future as the use of mobile banking and other internet-based products and services continues to grow.

For example, in August 2022 and November 2023, we were notified by different third-party vendors that they had experienced potential cybersecurity incidents. On both occasions, we activated our incident response plan and the vendors completed forensic analyses to determine whether information from the Bank's customers was accessed and exfiltrated in an unauthorized manner. Once the forensic analyses were completed, we worked with the vendors and outside advisors to determine the appropriate course of action, including having the vendors provide notice to our affected customers and offer free credit monitoring services when appropriate. Our business, financial condition, or results of operations were not materially adversely affected by these cybersecurity incidents. We are not aware of any continuing cybersecurity threats or breaches involving these vendors, however, we, as well as our customers, regulators, and service providers, have experienced and will likely continue to experience a significant increase in information security and cybersecurity threats and attacks, see Item 1C. Cybersecurity for an additional discussion on our information security program.

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

Security breaches or failures may have serious adverse financial and other consequences, including significant legal and remediation costs, disruption of operations, misappropriation of confidential information, damage to systems operated by us or our third-party service providers, as well as damaging our customers and our counterparties. Such losses and claims may not be covered by our insurance. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could adversely affect on business, financial condition, results of operations, or cash flows.

Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek.

The implementation of our strategic plan and growth strategy may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, financial conditions, results of operations, or cash flows. Additionally, the results of our strategic plan and growth strategy are subject to the other risks described herein that affect our business, which include: lending, interest rate risk, seeking deposits and wealth management clients in highly competitive domestic markets; our ability to achieve our growth plans or to manage our growth effectively; the benefits from our technology investments, including the benefits and cost savings we expect to achieve from our outsourcing relationship with FIS, may take longer than expected to be realized and may not be as large as expected, or may require additional investments; and if we are unable to reduce our cost structure, we may not be able to meet our profitability objectives.

Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty. Any such losses could have a material adverse effect on our business, financial condition, results of operations or cash flows. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and other securities. Further, potential action by governments and regulatory bodies in response to financial crises affecting the global and U.S. banking systems and financial markets, such as nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ creditworthiness, could adversely affect the value and/or liquidity of these instruments, securities, transactions and investments or limit our ability to trade with them. Any losses or impairments to the carrying value of these investments or other changes may adversely affect our business, financial condition, results of operations, or cash flows. The events in 2023 resulting in the failure of several banks in the U.S. may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could adversely affect our business, financial condition, results of operations or cash flows.

New lines of business, new products and services, or strategic project initiatives may subject us to additional risks.

We periodically evaluate our service offerings and, occasionally, may seek to implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, including external factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, that may impact the successful implementation of a new line of business and/or a new product or service. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. Additionally, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could adversely affect our business, financial condition, results of operations, or cash flows.

We face significant operational risks.

We operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. These risks have increased in light of remote and hybrid work arrangements that were implemented in response to the COVID-19 pandemic, and currently remain in effect.

We may not have the ability or resources to keep pace with rapid technological changes in the financial services industry or implement new technology effectively.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to allowing us to service our clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs and the risks associated with fraud and other operational risks. Our future success will partially depend upon our ability to use technology effectively. We may be unable to effectively implement new technology-driven enhancements of products and services as quickly or at the costs anticipated, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services. Third parties and vendors upon which we rely for our technology needs may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition, results of operations, or cash flows.

Conditions in Venezuela could adversely affect our operations.

At December 31, 2023, 24% of our deposits, or approximately $1.9 billion, were from Venezuelan residents. The Bank’s Venezuelan deposits have declined from December 31, 2019 to December 31, 2023 (see Deposits by Country of Domicile in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). These declines were due in part to actions by the Company to reduce its compliance costs and to economic conditions in Venezuela that adversely impact our Venezuelan customers’ ability to generate and save U.S. dollars. All of the Bank’s deposits are denominated in U.S. Dollars. Adverse economic conditions in Venezuela may continue to negatively affect our Venezuelan deposit base, as customers residing in Venezuela rely on their U.S. Dollar deposits to fund living expenses and other necessities without being able to generate additional U.S. Dollars.

In addition, although we seek to increase our trust, brokerage and investment advisory business from our domestic markets, substantially all our revenue from these services currently is from Venezuelan customers. Economic and other conditions in Venezuela, or U.S. regulations or sanctions affecting the services we may provide to our Venezuelan customers may adversely affect the amounts of assets we manage or custody, and the trading volumes of our Venezuelan customers, reducing fees and commissions we earn from these businesses, and may adversely affect our business, financial condition, results of operations, or cash flows.

Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation could be harmed if we fail to meet such goals.

Companies across all industries are facing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG targets, including our goal to have offered $500 million in sustainable financing by 2025, and our plan to lead us to carbon-neutral operations by 2030 along with our other ESG targets for 2024-2030, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, may be dependent on the actions of third parties, all of which are outside of our control. If we are unable to meet our ESG targets or stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s proposed disclosure requirements regarding, among other matters, Greenhouse gas emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

We may be unable to attract and retain key people to support our business.

Our success depends, in large part, on our ability to attract and retain experienced personnel in key positions. Intense competition exists in the activities and markets that we serve for candidates with appropriate qualifications and demonstrated ability. If we are unable to hire and retain key individuals, we may be unable to implement our business strategy and our business, financial condition and results of operations may be negatively impacted. Our ability to attract and retain employees could also be impacted by changing workforce expectations, practices, and preferences, including remote work and hybrid work preferences, and increasing labor shortages and competition for labor, which could increase labor costs. Failure to attract well-qualified employees or to develop and retain our employees may adversely affect our business, financial condition, results of operations, or cash flows.

Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.

Severe weather and natural disasters, (including hurricanes, tornados, earthquakes, fires, droughts and floods), acts of war or terrorism (such as Russia’s invasion of Ukraine and hostilities in Israel and surrounding areas), epidemics and global pandemics (such as the recent COVID-19 outbreak), theft, civil unrest, government expropriation, condemnation or other external events in the markets where we operate or where our customers live (including Venezuela) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could adversely affect our business, financial condition, results of operations, or cash flows.

Our business is mainly concentrated in two markets: South Florida, and the Houston, Texas area, which may increase our risks from extreme weather. These two market areas are susceptible to hurricanes, tropical storms and other similar severe weather events which could have the effects indicated above. Additionally, the potential for such weather events has and may continue to cause our customers to incur higher property and casualty insurance premiums which may adversely affect the value and sales of real estate in the markets we operate. Additionally, the impact of severe weather in the markets where we operate has and may continue to increase the cost and reduce the availability of insurance needed for our business operations.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could adversely affect our business, financial condition, results of operations, or cash flows.

Various federal, state and foreign laws enforced by the bank regulators and other agencies protect the privacy and security of customers’ non-public personal information. Many of our employees have access to, and routinely process, sensitive personal customer information, including through their access to information technology systems. An employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack (including intrusion by hackers, and phishing attacks). If we or any of our third party vendors are subject to a successful cyberattack or fail to maintain adequate internal controls, or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such cyberattacks, if they result from internal control inadequacies or non-compliance, could materially damage our reputation, lead to civil or criminal penalties, or both, which, in turn, could adversely affect our business, financial condition, results of operations, or cash flows.

We could be required to write down our goodwill and other intangible assets.
We had goodwill of $19.2 million and other intangible assets of $5.8 million at December 31, 2023. Our business acquisitions typically have resulted in goodwill and other intangible assets, which affect the amount of future amortization expense and potential impairment expense. We make estimates and assumptions in valuing such goodwill and intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Based on the annual impairment analysis, as of December 31, 2023, we recorded a $1.7 million pre-tax write off in goodwill and other intangibles assets. If we record any future impairment loss related to our goodwill or other intangible assets, it could adversely affect our business, financial condition, results of operations, or cash flows. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.

We have a net deferred tax asset that may or may not be fully realized.

Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. Realizing a deferred tax asset requires us to apply significant judgment and such judgment is inherently speculative because it requires estimates that cannot be made with certainty. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could adversely affect our business, financial condition, results of operations, or cash flows. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. At December 31, 2023, we had net DTAs with a book value of $55.6 million, based on a U.S. corporate income tax rate of 21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

We may incur losses due to minority investments in fintech and specialty finance companies.

From time to time, we may make or consider making minority investments in fintech and specialty finance companies. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. For example, the companies we invest in may have economic or business interests, values, or goals that are inconsistent or conflict with ours, which could damage our reputation or business. Additionally, the companies we invest in may experience financial difficulties, default on their obligations, diminished liquidity or insolvency; or our management team’s distraction relative to the potential financial benefit may be disproportional. In addition, although we may seek board representation in connection with certain investments, we cannot assure you that such representation will be obtained or that such representation will result in Amerant having a meaningful say in the Board decisions of such company. If the companies we invest in seek additional financing in the future to fund their growth strategies, these financing transactions may result in dilution to our ownership stakes and these transactions may occur at lower valuations than the investment transaction through which we acquired such ownership interest, which could significantly decrease the fair value of our investment in those entities. We may also be unable to dispose of our minority investments within our contemplated time horizon or at all. Our inability to dispose of our minority investment in an entity or a downward adjustment to or impairment of an equity investment could adversely impact our business, financial condition, results of operations, or cash flows.

We are subject to risks associated with sub-leasing portions of our corporate headquarters building.

In December 2021, we sold our approximately 177,000 square foot headquarters building (the “Property”) and entered into an 18-year triple net lease for the Property (the “Lease”) at an initial base rent of $7,500,000 per year (escalating 1.5% each year), under which we are also responsible for the Property’s insurance, real estate taxes, and maintenance and repair expenses. During the term of the Lease, we have the right to sublet the whole or any part of the Property.

While we occupy and we expect to continue to occupy a portion of the Property, we also currently sublease and intend to continue to sublease a significant portion of the Property to third parties. When we sublease spaces in the Property to third parties, we are not released from our underlying obligations under the Lease. We rely on the sublease income from subtenants to offset the expenses incurred related to our obligations under the Lease. Although we assess the financial condition of each subtenant to which we sublease space in the Property, the financial condition of each such subtenant or of a sublease guarantor(s), if any, may deteriorate over time. If a subtenant of the Property does not perform under the terms of a sublease agreement (due to its financial condition or other factors), we may not be able to recover amounts owed to us under the terms of each sublease agreement or the related guarantees, if any. If subtenants default or terminate their subleases with us, we may experience a loss of planned sublease rental income, which could adversely impact our business, financial condition, results of operations, or cash flows. Additionally, if subtenants default on their sublease obligations with us or otherwise terminate their sublease agreement with us, we may be unable to secure a new subtenant on a timely basis, or at all, on the same or more favorable rent terms.

Our success depends on our ability to compete effectively in highly competitive markets.

The Florida and Houston, Texas banking markets in which we do business are highly competitive; therefore, our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, trust services providers and securities advisory and brokerage firms. Marketplace lenders operating nationwide over the internet are also growing rapidly, other fintech developments, including blockchain and other technologies, may potentially disrupt the financial services industry and impact the way banks do business. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon.

Risks Related to Risk Management, Internal Audit, Internal and Disclosure Controls

Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Our enterprise risk management and internal audit programs are designed to mitigate material risks. There may be inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. Additionally, our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures are based on observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly, or our inputs and assumptions may be inaccurate or not be adopted quickly enough to reflect changes in behavior, markets, or technology. As a result, these methods may not fully predict future exposures, which can be significantly different and greater than historical measures indicate. In addition, our business and the markets in which we operate are continuously evolving, and we may fail to fully understand the implications of changes in our business or the financial markets or fail to adequately or timely enhance our enterprise risk framework to address those changes. Furthermore, we cannot assure that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, or that our risk management policies and procedures will enable us to accurately identify all risks and limit timely our exposures based on our assessments. If our enterprise risk management framework proves ineffective, we could suffer unexpected losses, which could adversely affect our business, financial condition, results of operations, or cash flows.
Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, or ICFR and for evaluating and reporting on that system of internal control. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Section 404 of the Sarbanes-Oxley Act requires us to furnish annually a report by management on the effectiveness of our ICFR. In addition, our independent registered public accounting firm is required to report on the effectiveness of our ICFR.
If we fail to implement and maintain effective ICFR, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, and suspension or delisting of our common stock from the New York Stock Exchange. Such events could harm our business, cause investors to lose confidence in the accuracy and completeness of our reported financial information, cause the trading price of our shares of common stock to decline, our access to the capital markets or other financing sources could be limited and subject us to investigations, enforcement actions or regulatory penalties.

Changes in accounting standards could materially impact our financial statements

From time to time, accounting standards setters change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our consolidated financial condition and consolidated results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 15.1 Consolidated Financial Statements in this report for further information regarding accounting standards updates.

Risks Related to External and Market Factors

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

We are exposed to downturns in the U.S. economy and market conditions generally. We cannot accurately predict the possibility of the national or local economy’s return to a period of economic weakness or to recessionary conditions. Our primary markets are concentrated the in Miami-Dade, Broward, Palm Beach and Hillsborough (Tampa) counties in Florida, and Harris, Montgomery, Fort Bend and Waller counties in Texas. Adverse economic conditions in any of these areas and in the national economy may impact us significantly and unpredictably. We may face the following particular risks: the demand for loans and our other products and services could decline, market developments may negatively affect industries we extend credit to and may result in increased delinquencies and default rates, which, among other effects, could negatively impact our charge-offs and allowance for credit losses; market disruptions could make valuation of assets more difficult and subjective and may negatively affect our ability to measure the fair value of our assets; and, loan performance could deteriorate, loan default levels and foreclosure activity increase and or our assets could materially decline in value. Any of these risks individually or a combination could adversely affect our business, financial condition, results of operations, or cash flows. Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default and the uncertainty surrounding the 2024 U.S. Presidential Election may increase uncertainty and volatility in the global economy and financial markets. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.

Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition, results of operations, or cash flows.

Risks Related to Regulatory and Legal Matters

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

Several regulators, including the Federal Reserve, the OCC, the FDIC, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and the Cayman Islands Monetary Authority, regulate us and our subsidiaries. Our success is impacted by regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, consumers and the FDIC’s DIF, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes. The nature, effects and timing of legislative and regulatory changes, cannot be predicted. Changes, if adopted, could require us to maintain more capital, liquidity, or adopt changes to our operating policies and procedures and risk controls which could adversely affect our growth, profitability and financial condition. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.

Additionally, banks with greater than $10 billion in total consolidated assets are subject to additional regulatory requirements. As of December 31, 2023, our total assets were $9.7 billion. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion in 2024. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock; subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act; subject to certain enhanced prudential standards; and no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.

Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or may result in other significant expenses, any of which could adversely affect our business, financial condition, results of operations or cash flows.
Changes in federal, state or local tax laws, or audits from tax authorities, could negatively affect our business, financial condition, results of operations or cash flows.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. In particular, the Inflation Reduction Act, which was signed into law in the United States in August 2022, among other things, imposes a surcharge on stock repurchases. Changes to our tax liability could have a material effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may affect their ability to purchase homes or consumer products and could also make some businesses and industries less inclined to borrow, potentially reducing demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, or cash flows.
We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. While we assess regularly the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.

We face risks of litigation and regulatory investigations and actions, including the risk of class action lawsuits. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain.
A substantial legal liability or a significant federal, state or regulatory action, inquiry or investigation could harm our reputation, result in material fines, penalties, or legal costs, divert management resources away from our business, and otherwise adversely affect our business, financial condition, results of operations, or cash flows. Even if we ultimately prevail in a litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be adversely affected. Regulatory inquiries and litigation may also adversely affect the prices or volatility of our securities specifically, or the securities of our industry, generally.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our business, financial condition, results of operations, or cash flows would be adversely affected.
We, as a bank holding company, and the Bank are subject to capital rules of the Federal Reserve and the OCC, that implement a set of capital requirements issued by the Basel Committee on Banking Supervision known as Basel III. See “Supervision and Regulation—Capital Requirements.” The regulatory capital rules applicable to us and the Bank may continue to change. We cannot predict the effect on us and the Bank of changes to the current capital requirements.

Our ability to raise additional capital, if needed, will depend, among other, on the capital market conditions and on our financial condition and performance. Any failure to remain “well capitalized” for bank regulatory purposes could adversely affect our business, financial condition, results of operations, or cash flows, In addition, any failure to meet these capital and other regulatory requirements could affect our customers’ confidence, our cost of and availability of funds or FDIC deposit insurance premiums; and our ability to grow, raise, rollover or replace brokered deposits; make acquisitions, open new branches or engage in new activities; make payments of principal and interest on our debt instruments; and pay dividends on our capital stock.

Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums we pay may change and be significantly higher in the future. The FDIC may be forced to charge higher premiums in the future if market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits. In addition, the method that the FDIC uses to determine the amount of our deposit insurance premium will change once our total consolidated assets exceed $10 billion, which we expect may happen in 2024. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could adversely affect our business, financial condition, results of operations, or cash flows.

Federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any regulatory actions, if any, could adversely impact us.
The Federal Reserve and the OCC periodically conduct examinations of our business and the Bank’s business, including compliance with laws and regulations. A federal banking agency may take such remedial actions as it deems appropriate, if, as a result of an examination, it were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that we or our management were in violation of any law or regulation. If we become subject to such regulatory actions, our business, financial condition, results of operations, or cash flows and reputation would likely be adversely affected.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve, which examines us, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a bank holding company to inject capital into a troubled subsidiary bank. In addition, the Federal Deposit Insurance Corporation Act, as amended by the Dodd-Frank Act, requires that all companies that control an FDIC-insured depository institution must serve as a source of financial strength to the depository institution. Under this requirement, we could be required to provide financial assistance to the Bank should it experience financial distress, even if further investments were not otherwise warranted. See “Source of Strength in Supervision and Regulation.”
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
The Bank is also subject to regulatory scrutiny of compliance with the rules of the Treasury Department’s Office of Foreign Assets Control, or OFAC which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals, including sanctions against foreign countries, regimes and individuals, terrorists, international narcotics traffickers, and those involved in the proliferation of weapons of mass destruction. Executive Orders have sanctioned the Venezuelan government and entities it owns, and certain Venezuelan persons. In addition, the OCC has broad authority to bring enforcement actions and to impose monetary penalties if it finds deficiencies in the Bank’s compliance with anti-money laundering laws.
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have numerous customers from Latin America or who do business there. As of December 31, 2023, $1.9 billion, or 23.7%, of our total deposits were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $87.6 million, or less than 1.5%, of our total loans, at December 31, 2023.

If our policies, procedures and systems are deemed deficient or fail to prevent violations of law or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability (including fines); formal regulatory enforcement actions (including possible cease and desist orders, restrictions on our ability to pay dividends, regulatory limitations on implementing certain aspects of our business plan, including acquisitions or banking center relocation or expansion); and additional expenses to cure any deficiency, which could adversely affect our business, financial condition, results of operations, or cash flows.
Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us.
The Bank is subject to the provisions of the Equal Credit Opportunity Act, or ECOA, and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer, commercial credit or residential real estate transaction. Failures to comply with ECOA, the Fair Housing Act and other fair lending laws and regulations, including CFPB regulations, could subject us to enforcement actions or litigation, which could adversely affect our business, financial condition, results of operations, or cash flows. Our Bank is also subject to the CRA, and periodic CRA examinations by the OCC. The CRA requires us to serve our entire communities, including low- and moderate-income neighborhoods. Our CRA ratings could be adversely affected by actual or alleged violations of the fair lending or consumer financial protection laws. Violations of fair lending laws or if our CRA rating falls to less than “satisfactory” could adversely affect our business, including expansion through branching or acquisitions.

Risks Related to Ownership of Our Common Stock
Our principal shareholders and management own a significant percentage of our shares of voting common stock and will be able to exert significant control over matters subject to shareholder approval.

As of December 31, 2023, our executive officers, directors and each of our greater than 5% holders of our voting Class A common stock beneficially owned outstanding shares representing, in the aggregate, approximately 33% of the outstanding shares of our voting Class A common stock (without giving effect to the broad family holdings of the Capriles, Marturet and Vollmer families which will bring the percentage to an aggregate of approximately 55%). As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. Furthermore, the interests of these shareholders may not always coincide with the interests of other shareholders, including you and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement.
The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time.

As of December 31, 2023, we had outstanding an aggregate principal amount of $60.0 million of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”); an aggregate principal amount of $30.0 million of 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”); and an aggregate principal amount of $64.2 million in junior subordinated debentures (the “Debentures”). Because these debt instruments rank senior to our common stock, if we fail to timely make principal and interest payments on the Senior Notes, the Subordinated Notes and the Debentures, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve, or liquidate, the holders of the Senior Notes, the Subordinated Notes and the Debentures must be satisfied before any distributions can be made to the holders of our common stock.

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
If at a specific measurement time period, our public float calculation is below $700 million, we may not qualify as a well-known seasoned issuer and suffer negative consequences. If we do not qualify as a well-known seasoned issuer, we will not be able to file automatic shelf registration statements on Form S-3ASR and enjoy the benefits associated with such registration statements, such as automatic effectiveness immediately upon filing, permitting companies to omit more information from the base prospectus than permitted for other shelf registration statements, allowing companies to register unspecified amounts of securities and doing so without allocating among securities or between primary and secondary offerings, and permitting companies to pay filing fees on a “pay-as-you-go” basis at the time of each takedown from the shelf registration statement. Not qualifying as a well-known seasoned issuer may also impact the views or perceptions of investors and analysts and may influence investors’ willingness to purchase or hold our securities or analysts’ recommendations regarding our securities.

We can issue additional equity securities, which would lead to dilution of our issued and outstanding Class A common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing shareholders’ equity interests. We are authorized to issue up to 250 million shares of our Class A common stock. We are authorized to issue, without shareholder approval, up to 50 million shares of preferred stock in one or more series, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our Class A common stock. We are authorized to issue, without shareholder approval, except as required by law or the New York Stock Exchange, securities convertible into either common stock or preferred stock. Furthermore, we have adopted an equity compensation program for our employees and an employee stock purchase plan, which also could result in dilution of our existing shareholders’ equity interests.
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

Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our Senior Notes, Subordinated Notes and the Debentures or to refinance them will depend on our future operating performance. Prevailing economic conditions (including inflationary pressures, rising interest rates, and uncertainty surrounding global markets), regulatory constraints (including limitations on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and non-banking subsidiaries), and financial, business and other factors will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt when needed on commercially reasonable terms or at all.

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

Banks and their holding companies are required to maintain a capital conservation buffer of 2.5% and satisfy other applicable regulatory capital ratios. Banking institutions that do not maintain capital in excess of the capital conservation buffer may face constraints on dividends, equity repurchases and executive compensation . Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, dividends to us from the Bank may be prohibited or limited, and there may be insufficient funds to make principal and interest payments on the Senior Notes, the Subordinated Notes and the Debentures.

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

A substantial level of debt could have important consequences to us, holders of our Senior Notes, of our Subordinated Notes, of our Debentures and our shareholders, including making it more difficult for us to satisfy our financial obligations (including the Senior Notes, the Subordinated Notes and the Debentures); requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes; increasing our vulnerability to adverse economic and industry conditions, which could place us at a disadvantage relative to our competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

In addition, a breach of any of the restrictions or covenants in our existing debt agreements could cause a cross-default under other debt agreements. A significant portion of our debt then may become immediately due and payable. If this were to occur, we cannot assure you we would have or be able to obtain sufficient funds to make these accelerated payments. If any of our debt is accelerated, our assets may not be sufficient to repay such debt in full.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
We recognize the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. We have an enterprise risk management framework that is designed to identify, measure, control, monitor and mitigate risks across various aspects of our business and operations, including, credit, interest rate, liquidity, operational, regulatory compliance, strategic, reputational, and legal risks. As we rely and continue to increase our reliance on technology and given the constant state of cyber threats, information security or cybersecurity is a significant component of our enterprise risk management framework. Our Chief Information Security Officer, a key member of our risk management organization, who has overall responsibility, accountability, and ownership for this cybersecurity component, reports directly to the Chief Risk Officer and periodically presents reports to the Risk Committee of our Board of Directors.

We are actively engaged in identifying, managing, and mitigating cybersecurity risks with the objective of avoiding or minimizing the impact of malicious and non-malicious actions and threats aimed at penetrating, disrupting or misusing our systems and information. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. We have developed and implemented an enterprise-wide information security program, which is designed to protect the availability, integrity, and confidentiality of customer non-public information and company data, including the protection of the hardware and infrastructure used to store and transmit such information. Our Information Security Program is structured and aligned with the Federal Financial Institution Examination Council (“FFIEC”) guidelines for information security, regulatory guidance, and other industry standards. To promote the continued effectiveness of our information security program, we periodically conduct risk assessments, complete audits and tests, participate in industry associations, and review information from threat intelligence feeds. In addition, our Chief Information Security Officer and members of his team and of our Information Technology team regularly collaborate with external parties, including regulatory agencies, other banks and industry groups to share cyberthreat information, trends and issues and identify best practices.

We leverage knowledge, people, processes, and technology to develop, implement, manage, and maintain cybersecurity controls. Our information security program employs several detective and defensive tools designed to monitor, alert, and block suspicious activity, as well as to identify, report and address any suspected threats. Our information security program is a continuous on-going periodically updated program that is supported by policies, procedures, standards and guidelines; an Enterprise-wide Vendor Management Program; a Technology Project Management Office (PMO) and an Enterprise-wide Business Continuity and Disaster Recovery Program. This integration is aimed at ensuring that program is embedded into the organization’s lines of business, support functions and third-party vendor management program.

We have implemented controls that align information security standards with the nature of our operations and strategic direction. When possible, we implement layered control systems by deploying different controls at different points of business processes and throughout an IT system so that the strength of one control can compensate for weaknesses in or possible failure of another control. We have also developed an enterprise-wide vendor management and third-party risk management program designed to identify, assess, and manage information security, operational and technology risks associated with third-party vendors. Our Enterprise-wide Vendor Management Program is in alignment with the FFIEC Guidelines for Third Party Service Providers and is designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers. Our Information Security Program also continuously promotes cybersecurity awareness and culture across the organization, including regular education and training, that requires team members to complete training and certification on an annual basis and phishing simulations (attempts of attacks) monthly. New hires are also provided with information security awareness training during the orientation process. A customer security awareness and communication program has also been developed and implemented to keep customers abreast of security and fraud risks.

While we believe that our business, financial condition, or results of operations have not been materially adversely affected by any cybersecurity incidents, cybersecurity threats are common and pervasive and, we, as well as our customers, regulators, and service providers, have experienced and will likely continue to experience a significant increase in information security and cybersecurity threats and attacks, see “Our information systems are exposed to cybersecurity threats and may experience interruptions and security breaches that could adversely affect our business and reputation” in Item 1A. Risk Factors. We continuously assess the risks and changes in the cyber environment and update our information security program to reflect the results of risk assessments and the key controls necessary to safeguard customer information and ensure the proper disposal of customer information. The program is updated considering changes in technology, the sensitivity of our customer information, internal or external threats to information, and our own changing business environment which can include mergers and/or acquisitions, outsourcing arrangements, and changes in customer information systems which may have material impact on the program. We also leverage control testing of key controls, systems, and procedures of our information security program performed by internal and external auditors and external partners, that is periodically completed to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We have developed and maintain an incident response plan that provides a documented procedure to respond and address cybersecurity incidents, including timely notification to the Executive Management Committee and the Risk Committee of the Board of Directors. The incident response plan provides for the interaction and coordination of executive, strategic and tactical teams, depending on the severity level of the incident, aimed at facilitating coordination across multiple units and departments of the Company. Our incident response plan is tested at least annually.

Governance

The Information Security Department, under the leadership of the Chief Information Security Officer, has the responsibility for implementation and monitoring our information security program. The responsibilities of this department include cybersecurity risk assessments, vulnerability management, access reviews for systems and applications, incident response and management, gathering and sharing threat intelligence, monitoring of controls, and overall responsibility for the development of the information security program including relevant policies, procedures, standards and guidelines to enhance data security and mitigate risks. Members of this department include individuals with varying degrees of education and experience, in particular, our Chief Information Security Officer has over twenty years of experience in information technology and risk management, with emphasis on information security and cyber security risk management; throughout his career he has served in different positions including as Information Technology Auditor, Technology Risk Manager, Information Security Program Manager and, since September 2018 as our CISO. He has a bachelor’s degree in computer systems analysis and has obtain several relevant certifications, including having completed the EC-Council’s Certified Chief Information Security Officer Program and obtaining the Information Systems Auditor and Risk and Information Systems Control certifications from the Information Systems Audit and Control Association, ISACA. Several management committees, including our Executive Management Committee, manage our information security program and meet periodically to review and discuss information security matters. In general, summaries of key matters discussed are reported to the Risk Committee.

Our Board, through the Risk Committee, is actively engaged in the oversight of our information security program. The Risk Committee oversees our information security program, including management’s actions to identify and evaluate, material cyber vulnerabilities, threats, and risks as well as the development and implementation of mitigating and remediating actions. Our Chief Information Security Officer presents quarterly reports to the Risk Committee regarding our information security program, including relevant information on key risk and performance indicators related to cybersecurity matters as well as significant cybersecurity and privacy events. In addition, our information security risk profile is presented to the Risk Committee on a semi-annual basis.

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, Florida (the “Headquarters Building”), located at 220 Alhambra Circle, Coral Gables, Florida 33134. In 2021, we sold the Headquarters Building, and leased-back the property for an eighteen-year term. As of December 31, 2023 we occupied approximately 60,000 square feet, or approximately 34%, of the Headquarters Building, with the remaining approximately 117,000 square feet, or approximately 66%, either leased to third-parties or available for lease. In January 2024, we leased to a third-party approximately 19,000 square feet which we previously occupied. As a result, we now occupy approximately 41,000 square feet, or approximately 23%, of the Headquarters Building.

Additionally, a significant portion of our support service units now operate out of our new operations center in the Miramar Park of Commerce (the “Miramar Operations Center”), located at 10500 Marks Way, Miramar, Florida 33025. In 2023, we completed the relocation to the new Miramar Operations Center from the previous operations center located in the Beacon Industrial Park area of Doral, Florida (the “Old Beacon Operations Center”). In 2020, the Company sold the Old Beacon Operations Center. Following the sale of the Beacon Operations Center, the Company leased-back the property for a two-year term ending on or before June 2023, including monthly rental periods. The Miramar Operations Center has a more efficient layout which allowed us to reduce our space to approximately 56,500 square feet from approximately 100,000 at the Old Beacon Operations Center.

As of December 31, 2023, we had 22 banking centers, including 16 in Florida and six in Texas. We occupy 15 banking centers under lease agreements, four banking centers with long term ground leases subject to long-term land leases of 20 to 30 years, each with an option, or options to renew. Our banking centers range from approximately 1,900 square feet to approximately 7,000 square feet, average approximately 3,750 square feet and total approximately 82,000 square feet. We opened a new Banking Center in Tampa, FL in 2024, which we also lease.

In addition to the banking centers, we lease approximately 14,000 square feet in Houston, Texas, which we use as our Texas regional office.

We lease approximately 6,000 square feet in New York City, which was used as a LPO for CRE loans. We closed our New York CRE LPO in 2021. We subleased this property in January 2022. We also lease one location in Tampa, Florida which is primarily used as an LPO for C&I and CRE banking activities. In February 2023, the Company executed a new lease for 14,416 square feet office space in Tampa, Florida, which now houses our recently opened banking center and where our new Tampa Regional Office will be.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market For Capital Stock
Our shares of Class A common stock, par value $0.10 per share, are listed and trade on the NYSE under the symbol “AMTB”. Previously and until August 28, 2023, the Company’s Class A common Stock were listed and traded on the Nasdaq Global Select Market, or NASDAQ. Until November 17, 2021 the Company’s shares of Class B common stock, par value $0.10 per share, were also listed and traded on the NASDAQ under the symbol “AMTBB”, on November 18, 2021 these shares were converted into shares of Class A common stock. See “Our History” under Item 1. Business.
Holders of record
As of February 15, 2024, there were 385 shareholders of record of the Company’s Class A common stock. The shareholders of record include Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders.
Dividends
In January 2024 and each of the four quarters of 2023 and 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. The Company declared cash dividends in an amount of $0.06 per share of common stock on December 8, 2021. Future dividends, if any, will be subject to our Board of Directors’ discretion and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, and other factors that our Board of Directors may deem relevant as well as applicable federal and state regulations. Under Florida law, the Company may only pay dividends if after giving effect to each dividend the Company would be able to pay its debts as they become due and the Company’s total assets would exceed the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of each dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those entitled to receive the dividend. In addition, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Also, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation—Payment of Dividends.”

Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock from August 29, 2018 to December 31, 2023, as compared to the cumulative total return on stocks included in the NYSE Composite Index, the NASDAQ Composite Index and the KBW Nasdaq Bank Index over such period. Our Class B common stock was converted into Class A common stock on November 18, 2021 pursuant to the Clean-Up Merger and is no longer outstanding. November 17, 2021 was the last day of trading of the Company's shares of Class B common stock. Cumulative total return expressed in Dollars assumes an investment of $100 on August 29, 2018 and reinvestment of dividends as paid.

In 2022, because our Class A common stock was traded on NASDAQ, we used the NASDAQ Composite Index as our broad equity market index. As previously discussed, we voluntarily transferred the listing of our Class A common stock to the NYSE on August 29, 2023. As a result, we have changed our broad equity market index for purposes of disclosure in the stock performance graph to the NYSE Composite Index and have included returns in the stock performance graph based on both of these indices. In future periods, we will no longer reference the NASDAQ Composite Index in comparing total shareholder returns on our Class A common stock. We did not change our line-of-business index, which is the KBW Nasdaq Bank Index, as a result of our transfer to the NYSE.

Total Return Performance
$200
$150
$100
$50
8/29/2018 (1)
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
AMTB
NYSE Composite Index
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

Total Return Performance (in Dollars)	August 29, 2018	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
AMTB	$100.00	$72.28	$121.05	$84.44	$191.94	$149.11	$136.50
NYSE Composite Index	100.00	86.61	105.95	110.60	130.70	115.63	128.33
NASDAQ Composite Index	100.00	81.82	110.64	158.92	192.92	129.06	185.10
KBW Bank Index	100.00	77.27	102.11	88.19	119.09	90.84	86.49
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
The emphasis of this discussion will be on changes in the year ended December 31, 2023 with respect to 2022. See our Annual Report on Form 10-K for the year ended December 31, 2022 for additional details on the Company’s financial condition and results of operations in 2022 and changes in the Company’s financial condition and results of operations from 2021 to 2022.

Overview

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company, the Cayman Bank, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate sixteen banking centers in Miami-Dade, Broward and Palm Beach counties; Houston, Texas, where we operate six banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and; Tampa, Florida where we operate one banking center. See “Item1-Business” for recent developments.

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
Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances which we may execute from time to time as part of asset/liability management activities; (vii) income from derivative transaction with customers; (viii) derivative gains or losses; (ix) gains or losses on the sale of properties ; and (x) other noninterest income which includes mortgage banking revenue. See “Item 1- Business” for more details.
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
Income from changes in the cash surrender value of our BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable. In the fourth quarter of 2023, the Company restructured certain of its BOLI contracts, by surrendering existing lower-yielding policies and reinvesting the proceeds in higher-yielding policies. This transaction is expected to increase income from this source prospectively.

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

Other noninterest income includes mortgage banking income generated through our subsidiary Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $4.5 million and $3.4 million in 2023 and 2022, respectively. Amerant Mortgage commenced operations in May 2021.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; (ix) other real estate and repossessed assets, net; (x) contract termination costs, (ix) losses on sale of assets, and (x) other operating expenses.

Salaries and employee benefits include compensation (including severance expenses which we generally consider non-routine), employee benefits and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
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

Professional and other services fees include the cost of outsourced services and other professional consulting fees associated with our transition to a new core banking platform, legal, accounting and related consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations.
Loan-level derivative expenses are incurred in back-to-back derivative transactions with commercial loan clients and with brokers. The Company pays a fee upon inception of the back-to-back derivative transactions, corresponding to the spread between a wholesale rate and a retail rate.
Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established, or when Company determines that it no longer derives economic benefits from the contracts. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.

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

OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In 2023, OREO and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.

Other operating expenses include community engagement, business development and other operational expenses. In addition, in 2023, other operating expense include an impairment charge of $2.0 million on an investment carried at cost and included as part of other assets, as well as other non-routine items. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.
Noninterest expenses in 2023 and 2022 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, promoting the Amerant brand, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. Other non-routine noninterest expenses include the effect of non-routine items such as the valuation of OREO and loans held for sale, the sale of repossessed assets, and impairment of investments.

The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Non-routine noninterest expense items
Restructuring costs:
Staff reduction costs (1)	$4,006	$3,018	$3,604
Contract termination costs (2)	1,550	7,103	—
Consulting and other professional fees and software expenses (3)	6,379	3,625	1,689
Digital transformation expenses	—	45	412
Disposition of fixed assets (4)	1,419	—	—
Branch closure expenses and related charges (5)	2,279	1,612	1,352
Total restructuring costs	$15,633	$15,403	$7,057
Other non-routine noninterest expense items:
Losses on loans held for sale (6)	43,057	159	—
Loss on sale of repossessed assets and other real estate owned valuation expense (7)	2,649	3,408	—
Goodwill and intangible assets impairment	1,713	—	—
Bank owned life insurance enhancement costs (8)	1,137	—	—
Impairment charge on investment carried at cost	1,963	—	—
Total non-routine noninterest expense items	$66,152	$18,970	$7,057
____________
(1)    Staff reduction costs consist of severance expenses related to organizational rationalization.
(2)    Contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS.

(3) In 2023, includes an aggregate of $6.4 million of nonrecurrent expenses in connection with the engagement of FIS and, to a lesser extent, software expenses related to legacy applications running in parallel to new core banking applications. In 2022, includes: (i) $2.9 million resulting from the Company’s transition to our new technology provider; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.4 million in other non-routine expenses. In 2021, includes additional expenses of $1.5 million, including: (i) $0.8 million of expenses in connection with the “Clean-up Merger” and related transactions (See-Capital Resources for more information on the ‘Clean-up Merger”), and (ii) $0.7 million resulting from the Company’s transition to our new technology provider.

(4) In 2023, includes expenses in connection with the disposition of fixed assets due to the write-off of in-development software.
(5) In 2023, includes expenses of $0.5 million ROU impairment in connection with the closure of a branch in Houston, Texas and $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use or “ROU” asset impairment associated with the closure of a branch in Miami, Florida. In 2022, includes $1.6 million of ROU asset impairment associated with the closure of a branch in Pembroke Pines, Florida in 2022. In 2021, includes $0.8 million of ROU asset impairment associated with the lease of the NY loan production office. In addition, In 2022 and 2021, includes lease termination expenses associated with the closure of a branch in Fort Lauderdale, Florida in 2021.
(6)    In 2023, includes: (i) a fair value adjustment of $35.5 million related to an aggregate of $401 million in Houston-based CRE loans held for sale which are carried at the lower of cost or fair value, and (ii) a loss on sale of $2.0 million related to a New York-based CRE loan previously carried at the lower of fair value or cost. In addition, in 2023, includes a fair value adjustment of $5.6 million related to a New York-based CRE loan held for sale carried at the lower of cost or fair value. In 2022, amount represents the fair value adjustment related to the New York loan portfolio held for sale carried at the lower of cost or fair value.
(7)    In 2023, amount represents the loss on sale of repossessed assets in connection with our equipment-financing activities. In 2022, amount represents the fair value adjustment related to one OREO property in New York.
(8)     In 2023, the Company completed a restructuring of its bank-owned life insurance (“BOLI”) program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into a higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately 2 years. In 2023, we recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, and (iii) income tax expense of $2.8 million.

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

Summary Results
Results for the year ended December 31, 2023 were as follows:
•Total assets were $9.7 billion at December 31, 2023, up $588.5 million, or 6.4%, compared to $9.1 billion at December 31, 2022.
•Total gross loans, which include loans held for sale, were $7.3 billion at December 31, 2023, up $345.3 million, or 5.0%, compared to $6.9 billion at December 31, 2022.
•Cash and cash equivalents were $321.9 million at December 31, 2023, up $31.3 million, or, 10.8%, compared to $290.6 million at December 31, 2022.
•Total deposits were $7.9 billion at December 31, 2023, up $850.7 million, or 12.1%, compared to December 31, 2022.
•Total advances from Federal Home Loan Bank (“FHLB”) were $645.0 million as of December 31, 2023, down $261.5 million, or 28.8%, compared to $906.5 million as of December 31, 2022.
•Average yield on loans in 2023 was 6.78%, up compared to 4.92% in 2022.
•Total non-performing assets were $54.6 million as of December 31, 2023, up $17.0 million, or 45%, compared to $37.6 million as of December 31, 2022.
•Allowance for credit losses (“ACL”) was $95.5 million as of December 31, 2023 up $12.0 million, or 14.4%, compared to $83.5 million as of December 31, 2022.
•Core deposits were $5.6 billion, at December 31, 2023, up $281.8 million, or 5.3%, compared to $5.3 billion at December 31, 2022.
•Average cost of total deposits in 2023 was 2.47% compared to 0.80% in 2022.
•Loan to deposit ratio was 92.0% as of December 31, 2023 compared to 98.2% as of December 31, 2022.
•Assets Under Management and custody (“AUM”) totaled $2.3 billion as of December 31, 2023 an increase of $293.5 million, or 14.7%, compared to $2.0 billion as of December 31, 2022.
•Pre-provision net revenue (“PPNR”)1 was $104.3 million in 2023, an increase of $10.4 million, or 11.1%, compared to $93.9 million in 2022. Core PPNR1 was $142.0 million in 2023, an increase of $36.5 million, or 34.6%, compared to $105.5 million in 2022.
•Net interest margin was 3.76% in 2023, up 23 basis points from 3.53% in 2022.
•Net interest income was $326.5 million in 2023, up $59.8 million, or 22.4%, from $266.7 million in 2022.
•The Company recorded a provision for credit losses of $61.3 million in 2023, compared to $13.9 million in 2022.
•Noninterest income was $87.5 million in 2023, up $20.2 million, or 30.1%, from $67.3 million in 2022.
•Noninterest expense was $311.4 million in 2023, up $69.9 million, or 29.0%, from $241.4 million in 2022.
•The efficiency ratio was 75.21% for the full-year 2023 compared to 72.29% for the full-year 2022.
•Return on average assets (“ROA”) was 0.34% for the full-year 2023 compared to 0.77% for the full-year 2022.
•Return on average equity (“ROE”) was 4.39% for the full-year 2023 compared to 8.45% for the full-year 2022.
•Accumulated Other Comprehensive Loss (“AOCL) was $70.8 million as of December 31, 2023, an improvement of $9.8 million, or 12.2%, compared to $80.6 million as of December 31, 2022.

1 Non-GAAP measure, see “Non-GAAP Financial Measures” for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

Net income
The table below sets forth certain results of operations data for the years ended December 31, 2023, 2022 and 2021:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Net interest income	$326,464	$266,665	$205,141	$59,799	22.4%	$61,524	30.0%
Provision for (reversal of) credit losses	61,277	13,945	(16,500)	47,332	339.4%	30,445	(184.5)%
Net interest income after provision for (reversal of) credit losses	265,187	252,720	221,641	12,467	4.9%	31,079	14.0%
Noninterest income	87,496	67,277	120,621	20,219	30.1%	(53,344)	(44.2)%
Noninterest expense	311,355	241,413	198,242	69,942	29.0%	43,171	21.8%
Income before income tax expense	41,328	78,584	144,020	(37,256)	(47.4)%	(65,436)	(45.4)%
Income tax expense	(10,539)	(16,621)	(33,709)	6,082	36.6%	17,088	(50.7)%
Net income before attribution of noncontrolling interest	30,789	61,963	110,311	(31,174)	(50.3)%	(48,348)	(43.8)%
Less: noncontrolling interest	(1,701)	(1,347)	(2,610)	(354)	(26.3)%	1,263	(48.4)%
Net income attributable to Amerant Bancorp Inc.	$32,490	$63,310	$112,921	$(30,820)	(48.7)%	$(49,611)	(43.9)%
Basic earnings per common share	$0.97	$1.87	$3.04	$(0.90)	(48.1)%	$(1.17)	(38.5)%
Diluted earnings per common share (1)	$0.96	$1.85	$3.01	$(0.89)	(48.1)%	$(1.16)	(38.5)%

__________________
(1)    At December 31, 2023, 2022 and 2021, potential dilutive instruments consist of unvested shares of restricted stock, restricted stock units and performance stock units. See Note 23 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance stock units on earnings per share in 2023, 2022 and 2021.

2023 compared to 2022

In 2023, net income attributable to the Company was $32.5 million, or $0.96 per diluted share, compared to net income of $63.3 million, or $1.85 per diluted share, in 2022. The decrease of $30.8 million, or 48.7% , in 2023 compared to 2022 was primarily due to higher non-interest expense and higher provision for credit losses. The decrease was partially offset by higher net interest income and higher noninterest income.

In 2023 and 2022, net income attributable to the Company excludes a net loss of $1.7 million and $1.3 million, respectively, attributable to the non-controlling interest of Amerant Mortgage. At December 31, 2022, the Company had an ownership interest of 80% in Amerant Mortgage which then increased to 100% in the fourth quarter of 2023. This increase in ownership had no material impact to the Company’s results of operations in the year ended December 31, 2023. In connection with the change in ownership interest, which brought the noncontrollling interest in the equity of Amerant Mortgage to zero, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital. See “Item 1 - Business Developments” in this Form 10-K for more details on these changes with respect to our subsidiary Amerant Mortgage.

Net interest income was $326.5 million in 2023, an increase of $59.8 million, or 22.4%, from $266.7 million in 2022. This was primarily due to higher yields and higher average balances of earnings assets. These results were partially offset by higher cost and average balances of deposits and other interest-bearing liabilities. See “-Net interest Income” for more details.

Noninterest income was $87.5 million in 2023, an increase of $20.2 million, or 30.1%, compared to $67.3 million in 2022. These results were mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other noninterest income; (iii) higher cards and trade finance servicing fees; and (iv) higher deposits and services fees. These increases were partially offset by: (i) net losses on securities totaling $11.0 million in 2023, mainly driven by losses on the sale of certain debt securities available for sale and marketable equity securities not held for trading, compared to $3.7 million in 2022 (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees. See “-Noninterest Income” for more details.

Noninterest expense was $311.4 million in 2023, an increase of $69.9 million, or 29.0%, from $241.4 million in 2022. These results were mainly due to: (i) higher losses on loans held for sale which include a valuation expense of $35.5 million related to the transfer of the Houston CRE loan portfolio from loans held for investment to loans held for sale, and a total loss of $7.6 million, including a $5.6 million valuation expense and a $2.0 million loss on sale, related to a New York-based CRE loan held for sale; (ii) higher professional and other service fees; (iii) higher other operating expenses; (iv) higher salary and employee benefits; (v) higher FDIC assessments and insurance expenses; (vi) higher advertising expenses; (vii) higher depreciation and amortization expense, and (viii) higher telecommunication and data processing expenses. These increases were partially offset by: (i) lower loan-level derivative expenses; (ii) lower contract termination costs; and (iii) other real estate owned and repossessed assets expense. See “-Noninterest Expense” for more details.

In 2023, noninterest expense included non-routine items of $66.2 million, compared to $19.0 million in 2022. Non-routine items in noninterest expense include restructuring costs of $15.6 million and $15.4 million in 2023 and 2022, respectively. Other non-routine items in noninterest expense in 2023 included: (i) losses on loans held for sale which includes a valuation expense of $35.5 million related to the transfer of the Houston CRE loan portfolio from loans held for investment to loans held for sale and a total loss of $7.6 million, including a $5.6 million valuation expense and a $2.0 million loss on sale, related to a New York-based CRE loan held for sale; (ii) a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities; (iii) a $2.0 million impairment charge on an investment carried at cost and included as part of other assets; (iv) a $1.7 million goodwill and intangible impairment charge in 2023; and (iv) $1.1 million in expenses related to the enhancement of BOLI during the fourth quarter of 2023. In 2022, other non-routine items in noninterest expense include: (i) $3.4 million valuation expense related to the fair value adjustment of an OREO property in New York, and (ii) $0.2 million valuation expense related to the change in fair value of New York loans held for sale. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In 2023 and 2022, we incurred $14.4 million and $12.5 million, respectively, in total noninterest expenses related to Amerant Mortgage. These expenses included: (i) $10.7 million and $8.9 million in 2023 and 2022, respectively, related to salaries and employee benefits expenses and (ii) $3.7 million and $3.6 million in 2023 and 2022, respectively, related to mortgage lending costs, professional fees and other noninterest expenses. In addition, we had a goodwill impairment charge of $1.0 million related to Amerant Mortgage. As of December 31, 2023, Amerant Mortgage had 67 FTEs compared to 68 FTEs at December 31, 2022.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2023, 2022 and 2021. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2023			2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1) (2)	$7,006,919	$475,405	6.78%	$5,963,190	$293,210	4.92%	$5,514,110	$216,097	3.92%
Debt securities available for sale (3)(4)	1,053,034	43,096	4.09%	1,112,590	33,187	2.98%	1,194,505	26,953	2.26%
Debt securities held to maturity (5)	234,168	7,997	3.42%	192,397	5,657	2.94%	97,501	2,036	2.09%
Debt securities held for trading	586	7	1.19%	64	4	6.25%	165	5	3.03%
Equity securities with readily determinable fair value not held for trading	2,454	33	1.34%	9,560	—	—%	22,332	284	1.27%
Federal Reserve Bank and FHLB stock	53,608	3,727	6.95%	51,496	2,565	4.98%	53,106	2,222	4.18%
Deposits with banks	322,853	18,212	5.64%	231,402	4,153	1.79%	201,950	247	0.12%
Other short-term investments	2,115	102	4.80%	—	—	—%	—	—	—%
Total interest-earning assets	8,675,737	548,579	6.32%	7,560,699	338,776	4.48%	7,083,669	247,844	3.50%
Total non-interest-earning assets (6)	776,484			626,989			449,347
Total assets	$9,452,221			$8,187,688			$7,533,016

	Years Ended December 31,
	2023			2022			2021
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates

Interest-bearing liabilities:
Checking and saving accounts:
Interest bearing DDA	2,486,190	62,551	2.52%	1,872,100	15,118	0.81%	1,309,699	591	0.05%
Money market	1,226,311	42,212	3.44%	1,323,563	11,673	0.88%	1,311,278	3,483	0.27%
Savings	284,510	144	0.05%	319,631	135	0.04%	324,618	50	0.02%
Total checking and saving accounts	3,997,011	104,907	2.62%	3,515,294	26,926	0.77%	2,945,595	4,124	0.14%
Time deposits	2,074,549	78,829	3.80%	1,334,605	22,124	1.66%	1,668,459	23,766	1.42%
Total deposits	6,071,560	183,736	3.03%	4,849,899	49,050	1.01%	4,614,054	27,890	0.60%
Securities sold under agreements to repurchase	124	7	5.65%	32	1	3.13%	123	1	0.81%
Advances from the FHLB and other borrowings (7)	805,084	28,816	3.58%	911,448	15,092	1.66%	822,769	8,595	1.04%
Senior notes	59,370	3,766	6.34%	59,054	3,766	6.38%	58,737	3,768	6.42%
Subordinated notes	29,370	1,445	4.92%	23,853	1,172	4.91%	—	—	—%
Junior subordinated debentures	64,178	4,345	6.77%	64,178	3,030	4.72%	64,178	2,449	3.82%
Total interest-bearing liabilities	7,029,686	222,115	3.16%	5,908,464	72,111	1.22%	5,559,861	42,703	0.77%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,356,538			1,286,570			1,046,766
Accounts payable, accrued liabilities and other liabilities	325,367			243,105			130,548
Total non-interest-bearing liabilities	1,681,905			1,529,675			1,177,314
Total liabilities	8,711,591			7,438,139			6,737,175
Stockholders' equity	740,630			749,549			795,841
Total liabilities and stockholders' equity	$9,452,221			$8,187,688			$7,533,016
Excess of average interest-earning assets over average interest-bearing liabilities	$1,646,051			$1,652,235			$1,523,808
Net interest income		$326,464			$266,665			$205,141
Net interest rate spread			3.16%			3.26%			2.73%
Net interest margin (8)			3.76%			3.53%			2.90%
Cost of total deposits (9)			2.47%			0.80%			0.49%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.42%			127.96%			127.41%
Average non-performing loans/ average total loans	0.48%			0.51%			1.61%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $90.0 million, $57.5 million and $101.1 million in the years ended December 31, 2023, 2022 and 2021, respectively. The average balance of total loans held for sale was $77.8 million, $117.6 million and $72.7 million in the years ended December 31, 2023, 2022 and 2021, respectively.

(2)    Includes average non-performing loans of $34.3 million, $30.7 million and $90.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income that would have been recognized on outstanding non-performing loans at December 31, 2023, 2022 and 2021, was $4.9 million, $0.8 million and $6.2 million, respectively.
(3) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $118.5 million and $62.3 million in 2023 and 2022, respectively, and average net unrealized gains of $26.6 million in 2021.
(4)    Includes nontaxable securities with average balances of $17.8 million, $18.4 million and $46.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 4.83%, 3.00% and 1.76% for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5)    Includes nontaxable securities with average balances of $49.8 million, $43.6 million and $50.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax equivalent yield for these nontaxable securities was 4.22%, 3.46% and 2.58% for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
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

	Increase in Net Interest Income
	2023 vs 2022			2022 vs 2021
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$51,351	$130,844	$182,195	$17,604	$59,509	$77,113
Debt securities available for sale	(1,775)	11,684	9,909	(1,851)	8,085	6,234
Debt securities held to maturity	1,228	1,112	2,340	1,983	1,638	3,621
Debt securities held for trading	33	(30)	3	(3)	2	(1)
Equity securities with readily determinable fair value not held for trading	—	33	33	(162)	(122)	(284)
Federal Reserve Bank and FHLB stock	105	1,057	1,162	(67)	410	343
Deposits with banks	1,637	12,422	14,059	35	3,871	3,906
Other short-term investments	102	—	102	—	—	—
Total interest-earning assets	$52,681	$157,122	$209,803	$17,539	$73,393	$90,932
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$4,974	$42,459	$47,433	$281	$14,246	$14,527
Money market	(856)	31,395	30,539	33	8,157	8,190
Savings	(14)	23	9	(1)	86	85
Total checking and saving accounts	4,104	73,877	77,981	313	22,489	22,802
Time deposits	12,283	44,422	56,705	(4,741)	3,099	(1,642)
Total deposits	16,387	118,299	134,686	(4,428)	25,588	21,160
Securities sold under agreements to repurchase	3	3	6	(1)	1	—
Advances from the FHLB and other borrowings	(1,766)	15,490	13,724	922	5,575	6,497
Senior notes	20	(20)	—	20	(22)	(2)
Subordinated notes	271	2	273	1,172	—	1,172
Junior subordinated debentures	—	1,315	1,315	—	581	581
Total interest-bearing liabilities	$14,915	$135,089	$150,004	$(2,315)	$31,723	$29,408
Increase in net interest income	$37,766	$22,033	$59,799	$19,854	$41,670	$61,524

In March 2022, the Federal Reserve increased its benchmark interest rate by 25 basis points as a key tool to help reduce inflationary pressures. This first increase was followed by six additional increases in the Federal Reserve’s benchmark interest rates in 2022 (50 basis points in May 2022, 75 basis points in each June 2022, July 2022, September 2022 and November 2022, and 50 basis points in December 2022) which resulted in a total increase of 425 basis in 2022. In 2023, there were 4 additional increases in the Federal Reserve benchmark interest rate of 25 basis points each in February 2023, March 2023, May 2023 and July 2023, which resulted in a total increase of 100 basis points in 2023.The accumulated increase of 525 basis points in the Federal Reserve’s benchmark interest rates since the first quarter of 2022 contributed to the increase in net interest income the Company experienced in 2023.

In 2023, we had higher average balance of loans compared to the same period last year, which we attribute to our relationship-driven culture. In addition, our asset sensitive position enabled us to partially offset, via repricing of variable-rate loans, the incremental cost of deposits and other interest-bearing liabilities we recorded during 2023. See discussions further below for more details.

Net interest income
2023 compared to 2022
In 2023, net interest income was $326.5 million, an increase of $59.8 million, or 22.4%, from $266.7 million in 2022. This was mainly driven by: (i) an increase of 184 basis points in the yield on total interest earning assets; (ii) increases of $1.0 billion, or 17.5%, $91.5 million, or 39.5% and $41.8 million, or 21.7% in the average balance of loans, interest earnings deposit with banks, and debt securities held to maturity, respectively, and (iii) lower average balances of FHLB advances. The increase in net interest income was partially offset by: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures; (ii) higher average balance of total deposits, primarily time and interest bearing demand deposits and; (iii) lower average balance of debt securities available for sale. The increase in average yields on interest earning assets includes the effect of the Federal Reserve’s actions to manage inflation in 2023, which consisted of raising its benchmark rate by a total of 100 basis points in 2023. Net interest margin was 3.76% in 2023, an increase of 23 basis points from 3.53% in 2022. See discussions further below for more details.

Interest Income. Total interest income was $548.6 million in 2023, an increase of $209.8 million, or 61.9% compared to $338.8 million in 2022. This was primarily driven by a 184 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $1.0 billion, or 17.5%, $91.5 million, or 39.5% and $41.8 million, or 21.7% in the average balance of loans, interest earnings deposit with banks, and debt securities held to maturity, respectively. The increases were partially offset by a decrease of $59.6 million, or 5.4%, in the average balance of debt securities available for sale. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on loans in 2023 was $475.4 million, an increase of $182.2 million, or 62.1%, compared to $293.2 million in 2022. This result was primarily due to (i) a 186 basis points increase in average yields, mainly attributable to higher market rates and $3.6 million additional interest income in connection with a loan recovery previously charged off; and (ii) an increase of $1.0 billion, or 17.5%, in the average balance of loans compared to 2022. The increase in the average balance of loans includes: (i) originations of CRE and owner-occupied loans, (ii) origination of commercial loans; (iii) originations and purchases of single-family residential and construction loans through Amerant Mortgage and; (iv) originations of consumer loans under a separate white label program. The increase in average balance of loans was partially offset by the decrease in higher yielding indirect consumer loans. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $43.1 million in 2023, an increase of $9.9 million, or 29.9%, compared to $33.2 million in 2022. This was mainly due to an increase of 111 basis points in average yields, primarily driven by higher market rates. This was partially offset by a decrease of $59.6 million, or 5.4%, in the average balance of these securities. The decline in the average balance was primarily due to decrease in carrying value due to market rates increasing throughout 2022 and 2023. In 2023, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $118.5 million compared to $62.3 million in 2022. As of December 31, 2023, corporate debt securities comprised 21.4% of the available-for-sale portfolio, down from 26.5% at December 31, 2022. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of December 31, 2023, floating rate investments represent 13.3% of our total investment portfolio compared to 13.2% at December 31, 2022. In addition, the overall duration slightly increased to 5.0 years at December 31, 2023 from 4.9 years at December 31, 2022, which was primarily due to lower than expected mortgage-backed securities prepayments. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities held to maturity was $8.0 million in 2023, an increase of $2.3 million, or 41.4%, compared to $5.7 million in 2022. This was mainly due to an increase of $41.8 million, or 21.7% in the average balance of these securities in 2023 compared to 2022. In addition, there was an increase of 48 basis points in average yields, primarily driven by higher market rates.

Interest Expense. Interest expense was $222.1 million in 2023, an increase of $150.0 million, or 208.0%, compared to $72.1 million in 2022. This was primarily due to: (i) higher cost of total deposits, FHLB advances and junior subordinated debentures. In addition, there was an increase of $1.1 billion, or 19.0% in the average balance of total interest bearing liabilities, mainly time deposits and interest bearing demand deposits, and subordinated notes as these were issued in March 2022.

Interest expense on interest-bearing deposits was $183.7 million in 2023, an increase of $134.7 million or 274.6%, compared to $49.1 million in 2022. This increase was mainly driven by an increase of 202 basis points in the average rates paid on total interest-bearing deposits, and an increase of $1.2 billion, or 25.2%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $56.7 million, or 256.3%, in 2023 compared to 2022. This was mainly driven by an increase of 214 basis points in the average cost of total time deposits. In addition, there was an increase of $739.9 million, or 55.4%, in the average balance of these deposits, including $437.7 million, and $313.5 million in customer certificate of deposits (“CDs”) and brokered time deposits, respectively. The increase in the average balance of time deposits was partially offset by a decline of $11.2 million in online CDs.

•Interest bearing checking and savings accounts. Interest expense on total interest bearing checking and savings accounts increased $78.0 million, or 289.6%, in 2023 compared to 2022, mainly due to an increase of 185 basis points in the average costs of these deposits. In addition, there was an increase of $481.7 million, or 13.7% in the average balance of total interest bearing checking and savings accounts in 2023 compared to 2022, mainly driven by: (i) higher average domestic personal accounts; (ii) new domestic deposits from escrow accounts, municipalities, and from domestic individuals and businesses; and (iii) increased reciprocal deposits in 2023. These increases in average balances were partially offset by a net decrease of $154.7 million, or 7.2%, in the average balance of international accounts, including a decrease of $217.5 million or 12.4% in international personal accounts, partially offset by an increase of $62.8 million, or 16.0%, in international commercial accounts.

Interest expense on FHLB advances increased $13.7 million, or 90.9%, in 2023 compared to 2022, mainly due to an increase of 192 basis points in the average rate paid on these borrowings. The increase was offset by a decrease of $106.4 million or 11.7%, in the average balance on this funding source. In 2023, the Company borrowed $2.0 billion and repaid $2.2 billion of advances from the FHLB, including early repayments. See "Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.

Interest expense on junior subordinated debentures increased $1.3 million, or 43.4%, in 2023 compared to 2022, mainly driven by an increase of 205 basis points in the average rate paid on these instruments.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2023	2022	2021	2020	2019
Balance at the beginning of the period	$83,500	$69,899	$110,902	$52,223	$61,762
Cumulative effect of adoption of accounting principle (1)	—	18,674	—	—	—
Charge-offs
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$(90)	$(3,852)	$(11,062)	$—	$—
Multi-family residential	(10,328)	—	—	—	—
	(10,418)	(3,852)	(11,062)	—	—
Single-family residential	(39)	(14)	(218)	(27)	(136)
Owner occupied	—	—	—	(75)	—
	(10,457)	(3,866)	(11,280)	(102)	(136)
Commercial	(21,395)	(9,114)	(13,227)	(29,917)	(3,032)
Consumer and others	(28,013)	(9,126)	(3,273)	(842)	(5,671)

Total Charge-offs (2)	$(59,865)	$(22,106)	$(27,780)	$(30,861)	$(8,839)

Recoveries
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$119	$—	$—	$—	$—
Land development and construction loans	177	47	125	—	190
	296	47	125	—	190
Single-family residential	95	199	131	120	230
Owner occupied	—	—	—	—	19
	391	246	256	120	439
Commercial	9,904	2,685	2,613	443	1,692
Consumer and others	1,397	157	408	357	319

Total Recoveries (2)	$11,692	$3,088	$3,277	$920	$2,450

Net charge-offs	(48,173)	(19,018)	(24,503)	(29,941)	(6,389)
Provision for (reversal of) credit losses	60,177	13,945	(16,500)	88,620	(3,150)
Balance at the end of the period	$95,504	$83,500	$69,899	$110,902	$52,223
______________
(1) Amounts reflect impact of the adoption of CECL effective January 1, 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of the new accounting standard on estimating expected credit losses on financial instruments (CECL).
(2)    Amounts include total charge-offs related to international loans for the years ended December 31, 2023, 2021, 2020, 20219 of $3 thousand, $8 thousand, $0.3 million, and $5.1 million, respectively. There were no charge-offs related to international loans in 2022. Total recoveries related to international loans in the years ended December 31, 2023, 2022, 2021, 2020, 2019 were $5.1 million, $1.0 million, $0.9 million, $0.4 million, and $0.8 million, respectively.

2023 compared to 2022
The Company recorded a provision for credit losses of $60.2 million in 2023, compared to $13.9 million in 2022. The $60.2 million provision for credit losses on loans includes $48.4 million in additional reserve requirements for loan charge-offs and credit quality, $4.1 million to account for loan growth and composition changes during the period, and $12.2 million to reflect macroeconomic conditions and loss factor updates. This provisions were offset by a release of $4.5 million related to the classification of the Houston CRE multifamily portfolio as held-for-sale as of December 31, 2023.

In 2023, total charge-offs totaled $59.9 million, an increase of $37.8 million, or 170.8% compared to $22.1 million in 2022. Charge-offs in 2023 included (i) $28.1 million related to multiple consumer loans, primarily purchased indirect consumer loans; (ii) $10.3 million related to one CRE New York-based multifamily loan; (iii) $7.0 million related to a transportation industry commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023 and subsequently sold in the second quarter of 2023; (iv) $8.0 million related to four commercial loans ranging between $1 million to $3 million; and (v) $6.5 million in connection with multiple smaller commercial and real estate loans. Charge-offs in 2023, were partially offset primarily by: (i) $5.1 million recovery from a commodity trader charged-off in 2017; (ii) a $3.1 million recovery from a Miami-based U.S. coffee trader (“the Coffee Trader”) charged-off in the previous year; (iii) $1.4 million recovery from purchased consumer loans; and the remaining $2.1 million due to smaller multiple recoveries. In 2022, charge-offs included: (i) $6.1 million related to two commercial nonaccrual loans paid off during the period, including $3.6 million related to the Coffee Trader, and $2.5 million related to other loans; (ii) $3.9 million related to a New York based non-owner occupied loan; (iii) $3.0 million related to multiple commercial loans, and (iv) an aggregate $9.1 million related to multiple consumer loans. In 2022, the Company changed its policy for charging off unsecured consumer loans when balances are past-due 90 days or more. Previously, the Company charged-off these loan types when balances were 120 days past due. The Company believes this change is in line with prevalent practices in the marketplace. As a result of the change in policy, charge-offs in 2022 include $3.4 million from this policy change. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.69% in 2023 compared to 0.32% in 2022.

We proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2023		2022		2021		2023 vs 2022		2022 vs 2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$19,376	22.1%	$18,592	27.6%	$17,214	14.3%	$784	4.2%	$1,378	8.0%
Brokerage, advisory and fiduciary activities	17,057	19.5%	17,708	26.3%	18,616	15.4%	(651)	(3.7)%	(908)	(4.9)%
Loan-level derivative income (1)	4,580	5.2%	10,360	15.4%	3,951	3.3%	(5,780)	(55.8)%	6,409	162.2%
Change in cash surrender value of bank owned life insurance (BOLI)(2)	5,173	5.9%	5,406	8.0%	5,459	4.5%	(233)	(4.3)%	(53)	(1.0)%
Cards and trade finance servicing fees	3,067	3.5%	2,276	3.4%	1,771	1.5%	791	34.8%	505	28.5%
Gain on sale of sale of Headquarters Building (3)	—	—%	—	—%	62,387	51.7%	—	—%	(62,387)	(100.0)%
Securities (losses) gains, net (4)	(10,989)	(12.6)%	(3,689)	(5.5)%	3,740	3.1%	(7,300)	197.9%	(7,429)	(198.6)%
Gain (loss) on early extinguishment of FHLB advances, net	40,084	45.8%	10,678	15.9%	(2,488)	(2.1)%	29,406	275.4%	13,166	N/M
Derivatives gains (losses,) net (5)	28	—%	455	1%	—	—%	(427)	(93.8)%	455	N/M
Other noninterest income (6)	9,120	10.6%	5,491	8.2%	9,971	8.3%	3,629	66.1%	(4,480)	(44.9)%
Total noninterest income	$87,496	100.0%	$67,277	100.0%	$120,621	100.0%	$20,219	30.1%	$(53,344)	(44.2)%
__________________
(1)     Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers of $1.9 million, $8.1 million and $0.8 million in 2023, 2022 and 2021, respectively, which are included in noninterest expenses.
(2)    Changes in cash surrender value of BOLI are not taxable. In 2023, includes a charge of $0.7 million in connection with the enhancement/restructuring of BOLI in the fourth quarter of 2023.
(3) The Company sold its Coral Gables headquarters for $135.0 million, with an approximate carrying value of $69.9 million at the time of sale and transaction costs of $2.6 million. The Company leased-back the property for an 18-year term.
(4) Includes: (i) net loss of $10.8 million and $2.4 million in 2023 and 2022, respectively, and net gains of $4.3 million in 2021, in connection with the sale of debt securities available for sale; (ii) unrealized gains of $33 thousand in 2023 and unrealized losses of $1.3 million and $0.6 million in 2022 and 2021, respectively, related to the change in fair value of marketable equity securities not held for trading which are recorded in results of the period. Also, in 2023, the Company sold equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction. Lastly, includes realized losses of $42 thousand on the sale of a mutual fund with a fair value of $23.4 million at the time of the sale in 2021.
(5)     Net unrealized gains and losses related to uncovered interest rate caps with clients.
(6)    Includes: (i) mortgage banking income of $4.5 million, $3.4 million and $1.7 million in 2023, 2022 and 2021, respectively, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage; and (ii) a gain of $3.8 million on the sale of PPP loans in 2021. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M Means not meaningful

2023 compared to 2022
Total noninterest income increased $20.2 million, or 30.1%, in 2023 compared to 2022. These results were mainly due to: (i) higher net gains on the early extinguishment of advances from the FHLB; (ii) higher other noninterest income; (iii) higher cards and trade finance servicing fees, and (iv) higher deposits and services fees. These increases were partially offset by: (i) net losses on securities totaling $11.0 million in 2023, mainly driven by losses on the sale of certain debt securities available for sale and marketable equity securities not held for trading compared to $3.7 million in 2022 ; (ii) lower loan-level derivative income, and (iii) lower brokerage, advisory and fiduciary fees.

In 2023, the Company recorded total net gains of $40.1 million on the early extinguishment of approximately $1.7 billion of FHLB advances. In 2022, the Company recorded total net gains of $10.7 million on the early extinguishment of approximately $705 million of FHLB advances.
Other noninterest income increased $3.6 million, or 66.1%, in 2023 compared to 2022, primarily driven by: (i) an increase of $1.2 million or 34.7% in mortgage banking income compared to 2022; (ii) rental income from operating leases of approximately $0.9 million in 2023; and (iii) an increase of $1.5 million in income from foreign currency exchange transactions with customers and other smaller sources of income.

Cards and trade finance servicing fees increased $0.8 million, or 34.8%, in 2023 compared to 2022, mainly driven by higher debit cards interchange fee income.
Deposits and service fees increased $0.8 million, or 4.2%, in 2023 compared to 2022, mainly driven by higher service charge fee income and higher wire transfer fees.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company received proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. Additionally, on March 27, 2023, the Company sold one corporate debt security held for sale issued by Signature Bank, N.A in an open market transaction, and realized a pretax loss on sale of approximately $9.5 million in connection with this transaction. See “Securities” for additional information.

Loan-level derivative income decreased $5.8 million, or 55.8%, in 2023 compared to 2022, mainly driven by a lower volume of interest rate swap transactions with clients.
Brokerage, advisory and fiduciary activity fees decreased $0.7 million, or 3.7%, in 2023 compared to 2022, primarily driven by: (i) lower brokerage fees as a result of lower equity trading volumes/commissions and (ii) lower fiduciary fees.

Our AUM totaled $2.3 billion at December 31, 2023, an increase of $293.5 million, or 14.7%, from $2.0 billion at December 31, 2022, primarily driven by increased market valuations.

In 2023, the Company completed a restructuring of its BOLI program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately 2 years. In the fourth quarter of 2023, we recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, and (iii) income tax expense of $2.8 million.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2023		2022		2021		2023 vs 2022		2022 vs 2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits (1)	$133,506	42.9%	$123,510	51.2%	$117,585	59.3%	$9,996	8.1%	$5,925	5.0%
Occupancy and equipment (2)(3)	27,843	8.9%	27,393	11.3%	20,364	10.3%	450	1.6%	7,029	34.5%
Professional and other services fees (4)	34,569	11.1%	22,142	9.2%	19,096	9.6%	12,427	56.1%	3,046	16.0%
Telecommunications and data processing	15,485	5.0%	14,735	6.1%	14,949	7.5%	750	5.1%	(214)	(1.4)%
Loan-level derivative expense(5)	1,910	0.6%	8,146	3.4%	815	0.4%	(6,236)	(76.6)%	7,331	899.5%
Depreciation and amortization(6)	6,842	2.2%	5,883	2.4%	7,269	3.7%	959	16.3%	(1,386)	(19.1)%
FDIC assessments and insurance	10,601	3.4%	6,598	2.7%	6,423	3.2%	4,003	60.7%	175	2.7%
Losses on loans held for sale (7)	43,057	13.8%	159	0.1%	—	—%	42,898	N/M	159	N/M
Other real estate owned and repossessed assets (income) expense, net (8)(9)	2,092	0.7%	3,408	1.4%	—	—%	(1,316)	(38.6)%	3,408	N/M
Contract termination costs (10)	1,550	0.5%	7,103	2.9%	—	—%	(5,553)	(78.2)%	7,103	N/M
Advertising expenses	12,811	4.1%	11,620	4.8%	3,382	1.7%	1,191	10.2%	8,238	243.6%
Other operating expenses (11)	21,089	6.8%	10,716	4.5%	8,359	4.3%	10,373	96.8%	2,357	28.2%
Total noninterest expenses (12)	$311,355	100.0%	$241,413	100.0%	$198,242	100.0%	$69,942	29.0%	$43,171	21.8%
____________
(1)    Include severance expense of $4.0 million, $3.0 million and $3.6 million in 2023, 2022 and 2021, respectively. Staff reduction costs in 2023, 2022 and 2021 consist of severance expenses primarily related to organizational rationalization.
(2)    In 2023, includes $0.3 million in connection with the closure of a branch in Houston, Texas as well as an aggregate of $1.1 million related to ROU asset impairments in connection with the closure of two branches in 2023 (one branch in Miami, Florida and another branch in Houston, Texas). In 2022 and 2021, includes ROU asset impairment charges of $1.6 million and $0.8 million, respectively, in connection with the closure of a branch in Pembroke Pines, Florida in 2022, and the closure of our NY loan production office in 2021. In addition, in 2022 and 2021, includes lease termination expenses associated with the closure of a branch in Fort Lauderdale, Florida in 2021.
(3) Beginning in 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). In addition, in 2022, we had additional rental income in connection with the sublease of the NYC office space. Total rental income from subleases was $3.3 million and $2.9 million in 2022 and 2021, respectively.
(4) In 2023 and 2022, includes additional, nonrecurrent expenses of $5.8 million and $2.9 million, respectively, related to the engagement of FIS. Also in 2022, includes $0.2 million in connection with certain search and recruitment expenses and $0.1 million of costs associated with the subleasing of the New York office space and an aggregate of $0.4 million in other non-routine expenses in 2022. In 2021, includes additional expenses of $1.5 million, including: (i) $0.8 million of expenses in connection with the Clean-up Merger and related transactions, and (ii) $0.7 million resulting from the Company’s transition to our new technology provider.
(5) Includes service fees in connection with our loan-level derivative income generation activities.
(6) In 2023, includes a charge of $0.9 million for the accelerated depreciation of leasehold improvements in connection with the closure of a branch in Miami, Florida in 2023. In 2021, includes $1.8 million of depreciation expense associated with the Company’s previously owned headquarters building. No depreciation expense related to the headquarters building was recorded in 2023 and 2022 as this property was sold and leased-back in the fourth quarter of 2021.
(7)    In 2023, consists of losses on loans held for sale carried at the lower of cost or fair value, including valuation allowance as a result of changes in their fair value and losses on the sale of these loans. In 2023, includes $41.1 million in total valuation allowance as a result of changes in their fair value, and $2.0 million in losses on the sale of these loans. In the year 2022, represents $0.2 million in valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.
(8)    In 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million. In 2022, includes $3.4 million related to the fair value adjustments of one other real estate owned (“OREO”) property in New York. In addition, includes OREO rental income of $1.3 million in 2023. We had no OREO rental income in 2022.
(9) Beginning in 2023, OREO and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets in 2022.

(10)    Contract terminations and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(11)    In 2023, includes goodwill and intangible assets impairments totaling $1.7 million related to two of our subsidiaries (Amerant Mortgage and the Cayman Bank). Also in 2023, includes additional costs of $1.1 million in connection with the restructuring of the Company’s BOLI as well as an impairment charge of $2.0 million related to an investment carried at cost and included in other assets. In all of the periods shown, includes mortgage loan origination and servicing expenses, charitable contributions, community engagement, postage and courier expenses, debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan and other smaller expenses.
(12)    Includes $14.4 million, $12.5 million and $7.1 million in 2023, 2022 and 2021, respectively, related to mortgage banking activities, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM Means not meaningful

2023 compared to 2022
Noninterest expense increased $69.9 million, or 29.0%, in 2023 compared to 2022, mainly due to: (i) higher losses on loans held for sale which include a valuation expense of $35.5 million related to the transfer of the Houston CRE loan portfolio from loans held for investment to loans held for sale carried at the lower of cost or fair value, and a total loss of $7.6 million, including a $5.6 million valuation expense and a $2.0 million loss on sale, related to a New York-based CRE loan held for sale; (ii) higher professional and other service fees; (iii) higher other operating expenses; (iv) higher salary and employee benefits; (v) higher FDIC assessments and insurance expenses; (vi) higher advertising expenses; (vii) higher depreciation and amortization expense, and (viii) higher telecommunication and data processing expenses. These increases were partially offset by: (i) lower loan-level derivative expenses; (ii) lower contract termination costs; and (iii) lower other real estate owned and repossessed assets expense.

Professional and other services fees increased $12.4 million, or 56.1%, in 2023 compared to 2022, primarily driven by higher consulting and other professional fees in connection with the Company’s transition to our new technology provider, as well as other smaller consulting projects. In 2023, we incurred higher professional service fees in connection with the new outsourced technology services received from FIS. The Company completed the transition of its core data processing platform and other applications in the fourth quarter of 2023.

Other operating expenses increased $10.4 million, or 96.80%, in 2023 compared to 2022 , mainly driven by: (i) an impairment charge of $2.0 million related to an investment carried at cost in 2023; (ii) a $1.7 million goodwill and intangible impairment charge in 2023; (iii) $1.1 million in expenses related to the enhancement of BOLI during the fourth quarter of 2023 and; (iv) higher mortgage banking lending and servicing costs.

Salaries and employee benefits increased $10.0 million, or 8.1%, in 2023 compared to 2022 mainly driven by: (i) salary increases mainly in connection with new hires in 2023, primarily in business areas; (ii) higher stock-based compensation in connection with the long term incentive program, and new hires; (iii) higher insurance and benefit plans; (iv) severance expense; and (v) higher commissions. These results were partially offset by decreases in non-equity variable compensation associated with the Bank’s performance.

FDIC assessments and insurance increased $4.0 million, or 60.7%, in 2023 compared to 2022, primarily driven by higher FDIC assessment rates and higher average assets.

Advertising expenses increased $1.2 million, or 10.2%, in 2023 compared to 2022, mainly due to higher expenses resulting from advertising campaigns based on promotional agreements with professional sports teams as well as the naming rights to the Amerant Bank Arena in Sunrise, Florida.

Depreciation and amortization expense increased $1.0 million, or 16.3%, in 2023 compared to 2022. This was mainly driven by $1.0 million related to several branch closures that resulted in additional depreciation expenses.

Telecommunication and data processing expenses increased $0.8 million, or 5.1%, in 2023 compared to 2022, primarily driven by a charge of $1.4 million in connection with the disposition of fixed assets due to the write off of in-development software in 2023. This increase was partially offset by lower computer software and technology support services.

Loan-level derivative expense decreased $6.2 million, or 76.6%, in 2023 compared to 2022, mainly driven by a lower volume of derivative transactions with clients.
Other real estate owned and repossessed assets expense decreased $1.3 million, or 38.6%, in 2023 compared to 2022, mainly driven by the absence in 2023 of a fair value adjustment of $3.4 million in connection with an OREO property in New York that took place in 2022. The decrease was partially offset by: (i) $2.6 million in loss on sale of repossesses assets and other real estate valuation expense in 2023 (none in 2022), and (ii) new OREO rental income in 2023.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Income before income tax expense	$41,328	$78,584	$144,020	$(37,256)	(47.4)%	$(65,436)	(45.4)%
Current tax expense:
Federal	19,768	15,609	23,225	4,159	26.6%	(7,616)	(32.8)%
State	1,313	1,116	4,681	197	17.7%	(3,565)	(76.2)%
	21,081	16,725	27,906	4,356	26.0%	(11,181)	(40.1)%
Deferred tax (expense) benefit	(10,542)	(104)	5,803	(10,438)	NM	(5,907)	(101.8)%
Income tax expense	$10,539	$16,621	$33,709	$(6,082)	(36.6)%	$(17,088)	(50.7)%
Effective income tax rate	25.50%	21.15%	23.41%	4.35%	20.6%	(2.26)%	(9.7)%
______________
NM - means not meaningful

2023 compared to 2022
We recorded an income tax expense of $10.5 million in 2023 compared to $16.6 million in 2022. The decrease in income tax expense in 2023 was mainly driven by lower income before income taxes in 2023 compared to 2022. However, there was a higher effective tax rate in 2023 compared 2022, primarily driven by an additional tax expense of $2.8 million in connection with the BOLI restructuring completed in 2023.

As of December 31, 2023, the Company’s net deferred tax asset was $55.6 million, an increase of $6.9 million, or 14.2% compared to $48.7 million as of December 31, 2022. This increase was mainly driven by the tax effects of: (i) an increase of $35.5 million in the valuation allowance of loans held for sale carried at the lower of cost or fair value, and; (ii) a net increase of $12.0 million in the allowance for credit losses. This was partially offset by the tax effect of: (i) a decrease of $14.9 million in net unrealized holding losses on debt securities available for sale in 2023 and; (ii) an increase in the deferred tax liability related to depreciation and amortization expense.

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

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2023, including the effect of non-routine items such as the sale of loans and securities and other repossessed assets, Ban Owned life insurance restructure the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, impairment of investments, the early repayment of FHLB advances, and other non-routine actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non GAAP financial measures, as of the dates presented:

	December 31,
(in thousands)	2023	2022

Net income attributable to Amerant Bancorp Inc. (1)	$32,490	$63,310
Plus: provision for credit losses (1)(2)	61,277	13,945
Plus: provision for income tax expense (1)	10,539	16,621
Pre-provision net revenue (PPNR)	$104,306	$93,876
Plus: non-routine noninterest expense items	66,152	18,970
Less: non-routine noninterest income items	(28,468)	(7,367)
Core pre-provision net revenue (Core PPNR)	$141,990	$105,479

Non-routine noninterest income items:
Derivative gains, net	$28	$455
Securities loss, net	(10,989)	(3,689)
Bank owned life insurance charge (3)	(655)	—
Gain on early extinguishment of FHLB advances, net	40,084	10,678
Loss on sale of loans	—	(77)
Total non-routine noninterest income items	$28,468	$7,367

Non-routine noninterest expense items
Restructuring costs (4)
Staff reduction costs (5)	$4,006	$3,018
Contract termination costs (6)	1,550	7,103
Consulting and other professional fees and software expenses (7)	6,379	3,625
Digital transformation expenses	—	45
Disposition of fixed assets (8)	1,419	—
Branch closure and related charges (9)	2,279	1,612
Total restructuring costs	$15,633	$15,403
Other non-routine noninterest expense items:
Losses on loans held for sale (10)	$43,057	$159
Loss on sale of repossessed assets and other real estate owned valuation expense (11)	2,649	3,408
Goodwill and intangible assets impairment	1,713	—
Bank owned life insurance enhancement costs (3)	1,137	—
Impairment charge on investment carried at cost	1,963	—
Total non-routine noninterest expense items	$66,152	$18,970
(1)     As previously disclosed, the Company adopted CECL in the fourth quarter of 2022, effective as of January 1, 2022. See Form 10-K for more details of the CECL adoption in 2022.
(2) In 2023, includes $60.2 million of provision for credit losses on loans and $1.1 million on unfunded commitments (contingencies). In 2022, provision for credit losses on loans was $13.9 million, while there was no provision on unfunded commitments (contingencies).
(3) In 2023, the Company completed a restructuring of its bank-owned life insurance (“BOLI”) program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately 2 years. In 2023, we recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, and (iii) income tax expense of $2.8 million.
(4)    Expenses incurred for actions designed to implement the Company’s strategy. These actions include, but are not limited to, reductions in workforce, streamlining operational processes, rolling out the Amerant brand, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(5)    Staff reduction costs consist of severance expenses related to organizational rationalization.
(6)    Contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS.
(7)    In 2023, includes an aggregate of $6.4 million of nonrecurrent expenses in connection with the engagement of FIS and, to a lesser extent, software expenses related to legacy applications running in parallel to new core banking applications. In 2022, includes: (i) $2.9 million in connection with the engagement of FIS; (ii) $0.2 million in connection with certain search and recruitment expenses; (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.4 million in other non-routine expenses.
(8)    In 2023, includes expenses in connection with the disposition of fixed assets due to the write-off of in-development software.

(9) In 2023, includes expenses of $0.3 million and $0.5 million ROUA impairment in connection with the closure of a branch in Houston, Texas and $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use or “ROU” asset impairment associated with the closure of a branch in Miami, Florida. In 2022, includes $1.6 million of ROU asset impairment associated with the closure of a banking center in Pembroke Pines, Florida in 2022.
(10)    In 2023, includes: (i) a fair value adjustment of $35.5 million related to an aggregate of $401 million in Houston-based CRE loans held for sale which are carried at the lower of cost or fair value, and (ii) a loss on sale of $2.0 million related to a New York-based CRE loan previously carried at the lower of fair value or cost. In addition, in 2023, includes a fair value adjustment of $5.6 million related to a New York-based CRE loan held for sale carried at the lower of fair value or cost. In 2022, amount represents the fair value adjustment related to the New York loan portfolio held for sale carried at the lower of cost or fair value.
(11)    In 2023, amount represents the loss on sale of repossessed assets in connection with our equipment-financing activities. In 2022, amount represents the fair value adjustment related to one OREO property in New York.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages and per share amounts)	December 31, 2023	December 31, 2022

Stockholders' equity	$736,068	$705,726
Less: goodwill and other intangibles (1)	(25,029)	(23,161)
Tangible common stockholders' equity	$711,039	$682,565
Total assets	$9,716,327	$9,127,804
Less: goodwill and other intangibles (1)	(25,029)	(23,161)
Tangible assets	$9,691,298	$9,104,643
Common shares outstanding	33,603,242	33,815,161
Tangible common equity ratio	7.34%	7.50%
Stockholders' book value per common share	$21.90	$20.87
Tangible stockholders' book value per common share	$21.16	$20.19

Tangible common stockholders' equity	$711,039	$682,565
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(16,197)	(18,234)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$694,842	$664,331
Tangible assets	$9,691,298	$9,104,643
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(16,197)	(18,234)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$9,675,101	$9,086,409
Common shares outstanding	33,603,242	33,815,161

Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	7.18%	7.31%
Tangible stockholders' book value per common share, adjusted for net unrealized accumulated losses on debt securities held to maturity	$20.68	$19.65

(1)     At December 31, 2023, other intangible assets primarily consist of naming rights of $2.5 million and mortgage servicing rights (“MSRs”) of $1.4 million. At December 31, 2022, other intangible assets primarily consist of MSRs of $1.3 million. Other intangible assets are included in other assets in the Company’s consolidated balance sheets.
(2) At December 31, 2023 and 2022, amounts were calculated based upon the fair value of debt securities held to maturity, and assuming a tax rate of 25.36% and 25.55%, respectively.

Financial Condition - Comparison of Financial Condition as of December 31, 2023 and December 31, 2022

Assets. Total assets were $9.7 billion as of December 31, 2023, an increase of $0.6 billion, or 6.4%, compared to $9.1 billion at December 31, 2022. This result was primarily driven by: an increase of (i) $333.3 million, or 4.9% in total loans held for investment, net of the allowance for credit losses, and loans held for sale at the lower of cost or fair value and mortgage loans held for sale; (ii) an increase of $130.3 million or 9.5% in total securities, mainly debt securities available for sale; (iii) an increase of $100.2 million, or 64.2%, in accrued interest receivable and other assets primarily related to a receivable from insurance carrier for $62.5 million in connection with the restructuring of the Company’s BOLI in 2023, and new OREO balances in 2023; (iv) an increase of $31.3 million, or 10.8%, in cash and cash equivalents; (v) an increase in BOLI of $6.6 million mainly due to net increase in cash surrender value of the policies during 2023; and (iv) an increase of $6.9 million in deferred tax assets mainly due to the result of the tax effect of the valuation allowance on loans held for sale carried at the lower of cost or fair value recorded in 2023. These increases were partially offset by a decrease of $21.5 million, or 15.4% in operating lease right-of-use assets mainly the result of modification of a lease in the first quarter of 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents
2023 compared to 2022
Cash and cash equivalents totaled $321.9 million at December 31, 2023, an increase of $31.3 million, or 10.8%, from $290.6 million at December 31, 2022. The increase was primarily due to higher non-interest earning cash balances which include cash and due from banks and higher cash balances at the Federal Reserve Bank (“FRB”). At December 31, 2023 and December 31, 2022, cash balances held at the FRB were $246 million and $234 million, respectively. In addition, at December 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents included restricted cash of $25.8 million and $42.2 million, respectively, which were held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at December 31, 2023, the Company’s cash and cash equivalents included other short-term investments of $6.1 million which consists of U.S. Treasury Bills that mature in 90 days or less.
Cash flows provided by operating activities was $26.7 million in the year ended December 31, 2023, primarily driven by the net income before attribution of non-controlling interest of $30.8 million recorded during the period
Net cash used in investing activities was $606.6 million during the year ended December 31, 2023, mainly driven by: (i) a net increase in loans of $509.7 million, (ii) purchases of investment securities totaling $349.7 million and (iii) purchases of premises and equipment of $10.9 million. In addition, in 2023, the Company disbursed $65.0 million in connection with the restructuring of our BOLI program in 2023. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $218.5 million, (ii) proceeds from sale of loans held for investment and loans held for sale at the lower of cost or fair value totaling $109.2 million, (iii) net proceeds from the sale of repossessed assets in connection with our equipment-financing activities of $2.5 million. See Note 1 of our audited consolidated financial statements in this Form-10-K for more information about the restructuring of our BOLI program in 2023.
In the year ended December 31, 2023, net cash provided by financing activities was $611.2 million. These activities included net increases of $568.8 million in time deposits and $281.8 million in total demand, savings, money market deposit balances. These proceeds were partially offset by: (i) net repayments of FHLB advances of $222.0 million; (iii) $12.1 million of dividends declared and paid by the Company in 2023, and (iv) an aggregate $4.9 million in connection with the repurchase of shares of Class A common stock under a stock repurchase program launched in the first quarter of 2023. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances in 2023 and the stock repurchase programs.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans held for investment for the periods presented.

	December 31,
(in thousands, except percentages)	2023	2022	2021
Total loans, gross (1)	$7,264,912	$6,919,632	$5,567,540
Total loans, gross (1) / Total assets	74.8%	75.8%	72.9%

Allowance for credit losses (2)	$95,504	$83,500	$69,899
Allowance for credit losses / Total loans held for investment, gross (1) (2)	1.39%	1.22%	1.29%

Total loans, net (3)	$7,169,408	$6,836,132	$5,497,641
Total loans, net (3) / Total assets	73.8%	74.9%	72.0%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance credit loan losses. At December 31, 2021, the Company had $143.2 million in loans held for sale carried at the lower of cost or estimated fair value. In the third quarter of 2022, these loans held for sale were transferred to the loans held for investment category, therefore, there were no loans held for sale carried at the lower of cost or estimated fair value at December 31, 2022. In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. In addition, at December 31, 2023 and 2022, there were $26.2 million and $62.4 million, respectively, in loans held for sale carried at fair value in connection with the Company’s mortgage banking activities.
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
(3)    Total loans, net is the principal balance of outstanding loans, including loans held for investment, loans held for sale carried at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses.

The table below summarizes the composition of loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2023	2022	2021	2020	2019
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,616,200	$1,615,716	$1,540,590	$1,749,839	$1,891,802
Multi-family residential	407,214	820,023	514,679	737,696	801,626
Land development and construction loans	300,378	273,174	327,246	349,800	278,688
	2,323,792	2,708,913	2,382,515	2,837,335	2,972,116
Single-family residential (1)	1,422,113	1,048,396	586,783	543,076	427,431
Owner occupied	1,175,331	1,046,450	962,538	947,127	894,060
	4,921,236	4,803,759	3,931,836	4,327,538	4,293,607
Commercial loans (2)	1,461,269	1,338,157	942,781	1,103,501	1,190,193
Loans to depository institutions and acceptances (3)	13,375	13,292	13,710	16,629	16,547
Consumer loans and overdrafts (4)(5)(6)	389,991	602,793	421,471	241,771	72,555
Total Domestic Loans	6,785,871	6,758,001	5,309,798	5,689,439	5,572,902
International Loans:
Real estate loans
Single-family residential (7)	44,495	54,449	74,556	96,493	111,671
Commercial loans	41,918	43,077	22,892	51,049	43,850
Loans to depository institutions and acceptances	—	—	—	7	5
Consumer loans and overdrafts (8)	1,209	1,667	2,194	5,349	15,911
Total International Loans	87,622	99,193	99,642	152,898	171,437
Total Loans Held For Investment	$6,873,493	$6,857,194	$5,409,440	$5,842,337	$5,744,339
__________________
(1)     As of December 31, 2023 and 2022, includes approximately $251.8 million and $230.3 million, respectively, in single-family residential loans purchased by the Company through Amerant Mortgage.
(2)     As of December 31, 2023 and 2022, includes approximately $56.5 million and $45.3 million, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(3)     Mostly comprised of loans secured by cash or U.S. Government securities.
(4)    Includes customers’ overdraft balances totaling $2.6 million, $4.7 million, $0.6 million, $0.7 million and $1.3 million at each of the dates presented.
(5)    Includes indirect consumer lending loans purchased with an outstanding balance of $210.9 million and $433.0 million as of December 31, 2023 and 2022, respectively, net of unamortized premium paid of $2.7 million and $10.9 million as of December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, includes $52.9 million ($43.8 million in 2022) in consumer loans originated under a white-label program launched in the third quarter of 2022.
(6)    There were no outstanding credit card balances as of December 31, 2023, 2022, 2021 and 2020. At December 31, 2019, balances are mostly comprised of credit card extensions of credit to customers with deposits with the Bank. The Company phased out its legacy credit card products in the first quarter of 2020 to further strengthen its credit quality.
(7)    Secured by real estate properties located in the U.S.
(8)     International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at December 31, 2023, 2022 and 2021 is depicted in the following table:

	December 31,
(in thousands)	2023	2022	2021	2020	2019
Retail (1)	$728,349	$731,229	$751,202	$1,062,119	$1,143,565
Multifamily	407,214	820,023	514,679	737,696	801,626
Office space	347,649	342,248	361,921	390,295	453,328
Specialty(2)	152,277	84,791	86,130	35,210	—
Land and construction	300,378	273,174	327,246	349,800	278,688
Hospitality	282,085	324,881	241,336	191,750	198,807
Industrial and warehouse	105,840	132,567	100,001	70,465	96,102
Total CRE Loans Held For Investment (3)	$2,323,792	$2,708,913	$2,382,515	$2,837,335	$2,972,116
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
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties. There were no loans in the Specialty industry segment as of December 31, 2019.
(3)    Includes loans held for investment in the NY loan portfolio, which were $217.0 million at December 31, 2023 and $330 million at December 31, 2022. In 2023, the Company reclassified $43.3 million related to a New York-Based CRE loan that were previously recorded as held for investment to loans held for sale. In 2022, the Company reclassified all loans in the NY loans portfolio previously classified as loans held for sale at the lower of cost or fair value, to loans held for investment.

At December 31, 2023, our CRE loans held for investment based in South Florida, Houston, New York and other regions were $1.7 billion, $317 million, $217 million and $65 million, respectively.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$—	$—	$110,271	$—	$—
Multi-family residential	309,612	—	31,606	—	—
Land development and construction loans	55,607	—	—	—	—
	365,219	—	141,877	—	—
Owner occupied	—	—	1,318	—	—
Total loans held for sale at the lower of cost or fair value (1)	365,219	—	143,195	—	—
Mortgage loans held for sale at fair value
Land development and construction loans (2)	12,778	9,424	—	—	—
Single family residential (3)	13,422	53,014	14,905	—	—
Total mortgage loans held for sale, at fair value (4)	26,200	62,438	14,905	—	—
Total loans held for sale	$391,419	$62,438	$158,100	$—	$—
______________
(1)In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. In the third quarter of 2023, the Company transferred a New York-based CRE loan held for investment to the loans held for sale category, and recognized a valuation allowance of $5.6 million as a result of the fair value adjustment of this loan. In the fourth quarter of 2023, the Company sold this loan and there was no material impact to the Company’s results of operations as result of this transaction.
(2)     In 2023, the Company transferred approximately $13 million in land development and construction loans held for sale                              to the loans held for investment category.
(3) In 2023, the Company transferred approximately $98.9 million, respectively, in single-family residential loans held for sale to the loans held for investment category.
(4) Mortgage loans held for sale in connection with Amerant Mortgage’s ongoing business.
(5) Remained current and in accrual status at each of the periods shown.

As of December 31, 2023, total loans held for investment were $6.9 billion, up $16.3 million, or 0.2%, compared to $6.9 billion at December 31, 2022. Domestic loans held for investment increased $27.9 million, or 0.4%, as of December 31, 2023, compared to December 31, 2022. The increase in total domestic loans held for investment includes net increases of $373.7 million, or 35.6%, $128.9 million, or 12.3% and $123.1 million, or 9.2%, in domestic single-family residential loans, owner occupied loans and commercial loans, respectively. These increases were partially offset by decreases of: (i) $385.1 million, or 14.2% in domestic CRE loans mainly driven by the transfer of certain Houston-based CRE loans to held for sale carried at the lower of cost or fair value discussed further below, and (ii) $212.8 million, or 35.3%, in domestic consumer loans, as the Company discontinued the purchases of indirect consumer loans in 2023 and such indirect lending portfolio is set to runoff over time.

The increase in our domestic loan portfolio held for investment in 2023 includes the effect of: (i) originations of commercial loans, including $29 million of loans originated through a new white label equipment financing solution launched in the second quarter of 2022 as well as other specialty finance loans; (ii) originations of single-family residential loans; (iii) originations of CRE and owner-occupied loans; (iv) approximately $26.5 million of single-family residential loans purchased by the Company through its subsidiary Amerant Mortgage, and (v) originations of consumer loans of approximately $27 million through a new white-label program launched in the third quarter of 2022. These results were partially offset primarily by loan pay downs and payoffs during the period.

Loans to international customers, primarily from Latin America, declined $11.6 million, or 11.7%, as of December 31, 2023, compared to December 31, 2022. This was mainly driven by payoffs, including $10 million in residential loans, $1.2 million in commercial loans and $0.5 million in consumer loans.

At December 31, 2023 and 2022, there were $26.2 million and $62.4 million, respectively, of mortgage loans held for sale carried at their estimated fair value. In 2023, in connection with mortgage loans held for sale, we originated and purchased approximately $343.5 million, and had proceeds of approximately $286.5 million, mainly from the sale of these loans.

In 2023, the Company added approximately $399.1 million in single-family residential and construction loans through Amerant Mortgage which includes loans originated and purchased from different channels.

As of December 31, 2023, the Company had $365.2 million in loans held for sale carried at the lower of cost or fair value, which were previously recorded as loans held for investment. In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. In the third quarter of 2023, the Company transferred a New York-based CRE loan held for investment to the loans held for sale category, with an amortized cost of $48.8 million at the time of transfer, and recognized a valuation allowance of $5.6 million as a result of the fair value adjustment of this loan. The Company subsequently sold this loan and there was no material impact to the Company’s results of operations as result of this transaction.

As of December 31, 2023, substantially all CRE loans held for sale carried at the lower of cost or estimated fair value include loans in the multifamily segment.

As of December 31, 2023, loans under syndication facilities were $271.8 million, a decline of $95.2 million, or 25.9%, compared to $367.0 million at December 31, 2022. This was primarily driven by a decrease of $46.0 million in commercial real estate loans, $13.3 million in loans to depository institutions, and $12.1 million in land loans. This decrease was partially offset by an increase of $24.9 million in commercial loans. In addition, in the third quarter of 2023, the Company transferred a syndicated CRE loan in New York of $48.8 million to the held for sale category. This loan was subsequently sold in the fourth quarter of 2023. As of December 31, 2023, syndicated loans that financed “highly leveraged transactions”, or HLT, were $5.5 million, or 0.1% of total loans, compared to $8.5 million, or 0.1% of total loans, as of December 31, 2022. At December 31, 2023 and December 31, 2022, loans under syndication facilities held for investment include Shared National Credit facilities of $86.7 million and $143 million, respectively.

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
Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in Shared National Credit facilities, or SNCs (loans of $100 million or more that are shared by two or more institutions), purchased receivables and SBA loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less. In 2021 and 2020, the Company participated in the SBA’s PPP, by providing loans to businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. In addition, the Company originates equipment loan and leases through a white-label equipment financing solution launched in the second quarter of 2022.

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
Consumer loans and overdrafts. These loans include open and closed-end loans extended to domestic and foreign individuals for household, family and other personal expenditures. These loans include automobile loans, personal loans, or loans secured by cash or securities and revolving credit card agreements. These loans have terms common in the industry for these types of loans, except that loans to foreign clients have more conservative underwriting criteria and terms. Beginning in 2020, consumer loans include indirect unsecured personal loans to well qualified individuals we purchased from recognized third parties personal loan originators. However, we are focusing on organic growth and have not been purchasing any new indirect consumer loan production since the end of 2022. All consumer loans are denominated and payable in U.S. Dollars. In 2020, we wound down our credit card program to further strengthen the Company’s credit quality and, as a result, there are no credit card receivables outstanding after December 31, 2019.

The tables below set forth the unpaid principal balance of loans held for investment by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2023:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$161,253	$702,347	$50,561	$914,161
Multi-family residential	29,053	146,574	11,714	187,341
Land development and construction loans	3,641	22,695	13,687	40,023
	193,947	871,616	75,962	1,141,525
Single-family residential	10,839	71,012	660,668	742,519
Owner occupied	17,973	223,498	327,965	569,436
	222,759	1,166,126	1,064,595	2,453,480
Commercial loans	143,228	377,916	61,655	582,799
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	18,470	197,646	58,755	274,871
	$384,457	$1,741,688	$1,185,005	$3,311,150
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$78,119	$472,849	$151,071	$702,039
Multi-family residential	51,564	103,641	64,668	219,873
Land development and construction loans	176,508	81,446	2,401	260,355
	306,191	657,936	218,140	1,182,267
Single-family residential	59,379	36,144	628,566	724,089
Owner occupied	43,283	186,068	376,544	605,895
	408,853	880,148	1,223,250	2,512,251
Commercial loans	470,463	376,545	73,380	920,388
Loans to financial institutions and acceptances	—	13,375	—	13,375
Consumer loans and overdrafts	116,329	—	—	116,329
	$995,645	$1,270,068	$1,296,630	$3,562,343
Total Loans Held For Investment
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$239,372	$1,175,196	$201,632	$1,616,200
Multi-family residential	80,617	250,215	76,382	407,214
Land development and construction loans	180,149	104,141	16,088	300,378
	500,138	1,529,552	294,102	2,323,792
Single-family residential	70,218	107,156	1,289,234	1,466,608
Owner occupied	61,256	409,566	704,509	1,175,331
	631,612	2,046,274	2,287,845	4,965,731
Commercial loans	613,691	754,461	135,035	1,503,187
Loans to financial institutions and acceptances	—	13,375	—	13,375
Consumer loans and overdrafts	134,799	197,646	58,755	391,200
	$1,380,102	$3,011,756	$2,481,635	$6,873,493
__________________
(1)    Includes a total of $713.2 million of fixed-rate loans (mainly comprised of 87% single-family residential and 9% owner occupied), and $647.6 million of variable-rate loans (mainly comprised of 95% single-family residential and 3% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 86% of total fixed-rate and 87% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

As of December 31, 2022, total loans held for investment include approximately $1.1 billion, or 15.5% of total loans held for investment, of loans that were priced based on variable interest rates tied to the LIBOR. In December of 2019, the Company appointed a management team charged with the responsibility of monitoring developments related to the proposed alternative reference interest rates to replace LIBOR, and guide the Company through the potential discontinuation of LIBOR. In 2020, the Company launched the LIBOR cessation project to identify and quantify LIBOR exposure in all product categories and lines of business, both on- and off-balance-sheet. During 2021, the Company completed its assessment of all third party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives, to the Secured Overnight Financing Rate (“SOFR”). In 2023, the Company completed the migration of all variable rate loans and derivative contracts from LIBOR to SOFR.
The tables below set forth the unpaid principal balance of total loans held for sale by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2023:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	24,146	1,538	25,684
Land development and construction loans	—	1,608	8,061	9,669
	—	25,754	9,599	35,353
Single-family residential (1)	—	—	13,422	13,422
Owner occupied	—	—	—	—
	$—	$25,754	$23,021	$48,775
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Multi-family residential	—	241,387	42,541	283,928
Land development and construction loans	33,203	22,404	3,109	58,716
	33,203	263,791	45,650	342,644
Single-family residential	—	—	—	—
Owner occupied	—	—	—	—
	33,203	263,791	45,650	342,644
Commercial loans	—	—	—	—
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	—	—	—	—
	$33,203	$263,791	$45,650	$342,644
Total Loans Held For Sale
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	265,533	44,079	309,612
Land development and construction loans	33,203	24,012	11,170	68,385
	33,203	289,545	55,249	377,997
Single-family residential (1)	—	—	13,422	13,422
Owner occupied	—	—	—	—
Total loans held for sale (2)	$33,203	$289,545	$68,671	$391,419
__________________
(1)    Loans held for sale carried at their estimated fair value.
(2) Remained current and in accrual status as of December 31, 2023.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2023		2022		2021
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)(3)	$37,699	0.4%	$47,037	0.5%	$64,636	0.9%
Other (1)(4)	49,923	0.5%	52,156	0.6%	35,006	0.4%
Total	$87,622	0.9%	$99,193	1.1%	$99,642	1.3%
_________________
(1)    Collateralized with cash, cash equivalents or other financial instruments totaling $7.2 million, $6.3 million and $21.1 million as of December 31, 2023, 2022 and 2021 respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling 37.7 million, $47.0 million and $64.6 million as of December 31, 2023, 2022 and 2021, respectively.
(3) There were no outstanding credit card balances as of December 31, 2023, 2022 and 2021.
(4) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2023, 2022 and 2021.

As of December 31, 2023, the maturities of our outstanding international loans were as follows:

(in thousands)	Less than 1 year(1)	1-3 Years(1)	More than 3 years(1)	Total(1)

Venezuela	$262	$—	$37,437	$37,699
Other	3,180	5,725	41,018	49,923
Total	$3,442	$5,725	$78,455	$87,622

Loans by Economic Sector

The table below summarizes the concentration in our loans held for investment by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$255,179	3.7%	$190,934	2.8%	$78,168	1.5%
Construction and real estate (2)	2,613,060	38.0%	2,378,081	34.7%	2,314,281	42.8%
Manufacturing:
Foodstuffs, apparel	108,729	1.6%	87,198	1.3%	87,006	1.6%
Metals, computer, transportation and other	73,687	1.1%	52,160	0.8%	101,807	1.9%
Chemicals, oil, plastics, cement and wood/paper	68,897	1.0%	22,929	0.3%	34,133	0.6%
Total manufacturing	$251,313	3.7%	$162,287	2.4%	$222,946	4.1%
Wholesale	400,983	5.8%	614,971	8.9%	572,109	10.6%
Retail trade (3)	420,907	6.1%	424,894	6.2%	380,545	7.0%
Services:
Non-financial public sector	—	—%	1,300	—%	1	—%
Communication, transportation, health and other	652,926	9.5%	487,842	7.1%	375,973	7.0%
Accommodation, restaurants, entertainment	323,347	4.7%	602,877	8.8%	508,615	9.4%
Electricity, gas, water, supply and sewage	40,228	0.6%	24,908	0.4%	19,309	0.4%
Total services	$1,016,501	14.8%	$1,116,927	16.3%	$903,898	16.7%
Primary Products:
Agriculture, Livestock, Fishing, and forestry	8,699	0.1%	—	—	—	—
Mining	12,312	0.2%	—	—	—	—
	21,011	0.3%	—	—%	—	—%
Other loans (4)	1,894,539	27.6%	1,969,100	28.7%	937,493	17.3%
	$6,873,493	100.0%	$6,857,194	100.0%	$5,409,440	100.0%
_________________
(1)    Consists mainly of domestic non-bank financial services companies.
(2)    Comprised mostly of CRE loans throughout South Florida, the greater Houston, Texas area, and New York.
(3) Gasoline stations represented approximately 57%, 57% and 59% of the retail trade sector at year-end 2023, 2022 and 2021, respectively.
(4)    Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans which represented approximately 20.6%, 28.6% and 17.2% of the total in 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had $378.0 million of loans held for sale in the construction and real estate economic sector and $13.4 million of loans held for sale in other sectors. At December 31, 2021, the Company had $158.1 million of loans held for sale in the construction and real estate economic sector. There were no loans held for sale at December 31, 2022.

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

	December 31,
	2023		2022		2021		2020		2019
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Total Loans
Real estate	$25,876	35.8%	$25,237	42.1%	$17,952	43.5%	$50,227	48.2%	$25,040	51.7%
Commercial	41,809	39.0%	25,888	35.4%	38,979	39.1%	48,130	38.9%	22,482	38.9%
Financial institutions	—	0.2%	—	0.2%	42	0.3%	1	0.3%	42	0.3%
Consumer and others (1)	27,819	25.0%	32,375	22.3%	12,926	17.1%	12,544	12.6%	4,659	9.1%
Total Allowance for Credit Losses	$95,504	100.0%	$83,500	100.0%	$69,899	100.0%	$110,902	100.0%	$52,223	100.0%
% Total Loans held for investment	1.39%		1.22%		1.29%		1.90%		0.91%
__________________
(1)     Includes (i) indirect consumer loans purchased since 2020; (ii) mortgage loans secured by single-family residential properties located in the U.S in all years presented; and (iii) credit card receivables to cardholders for whom charge privileges have been stopped as of December 31, 2019. The total allowance for credit losses for credit card receivables, after charge-offs, was at $1.8 million at December 31, 2019. We discontinued our credit card programs in 2020 and the outstanding credit card balances at the close of 2019 were repaid during the first quarter of 2020. There are no credit card balances or allowance for credit losses on the credit card product in 2023, 2022, 2021 and 2020.

In 2023, the changes in the allocation of the ACL were primarily attributed to reserve requirements for loan charge-offs, loan composition and credit quality changes as well as updated macroeconomic factors.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and OREO, at the dates presented. Non-performing loans consist of (1) nonaccrual loans where the accrual of interest has been discontinued; (2) accruing loans ninety days or more contractually past due as to interest or principal; and (3) restructured loans that are considered Troubled Debt Restructurings, or TDR.

	December 31,
(in thousands)	2023	2022	2021	2020	2019
Non-Accrual Loans(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$20,057	$7,285	$8,219	$1,936
Multifamily residential	8	—	—	11,340	—
	8	20,057	7,285	19,559	1,936
Single-family residential	2,459	1,526	5,126	10,667	7,291
Owner occupied (2)	3,822	6,270	8,665	12,815	14,130
	6,289	27,853	21,076	43,041	23,357
Commercial loans (2)(3)(4)	21,949	9,271	28,440	44,205	9,149
Consumer loans and overdrafts(5)	38	4	257	233	416
Total Non-Accrual Loans	28,276	37,128	49,773	87,479	32,922

Past Due Accruing Loans(6)
Real estate loans
Single-family residential	$5,218	$253	$—	$—	$—
Owner occupied	—	—	—	220	—
Commercial loans	857	183	—	—	—
Consumer loans and overdrafts	49	35	8	1	5
Total Past Due Accruing Loans	6,124	471	8	221	5

Total Non-Performing Loans	34,400	37,599	49,781	87,700	32,927
Other real estate owned	20,181	—	9,720	427	42
Total Non-Performing Assets	$54,581	$37,599	$59,501	$88,127	$32,969
________________
(1)    Prior to 2023, included loan modifications that met the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2021 and 2020, non-performing TDRs include $9.1 million and $8.4 million, respectively, in a multiple loan relationship to a South Florida borrower. In the third quarter of 2022, this loan relationship was upgraded and placed back in accrual status.
(2) In 2023, the Company sold a loan relationship in nonaccrual status and classified as Substandard with a total carrying value of $8.6 million at the time of sale. This loan relationship included a commercial loan of $4.6 million and multiple owner occupied loans totaling $4.0 million. The Company charged-off $2.1 million against the ACL in the third quarter of 2023 in connection with this sale, which had already been reserved in a prior period. Therefore, this transaction had no impact to the Company’s results of operations in the third quarter of 2023.
(3) In 2023, the Company collected $2.8 million in full satisfaction of a commercial loan relationship in nonaccrual status and was previously classified as Substandard. As of December 31, 2021 and 2020, includes $9.1 million and $19.6 million, respectively, in a commercial relationship placed in nonaccrual status during the second quarter of 2020. During the third quarters of 2021 and 2020, the Company charged off $5.7 million and $19.3 million, respectively, against the allowance for credit losses as result of the deterioration of this commercial relationship. In addition, in connection with this loan relationship, the Company collected a partial principal payment of $4.8 million in the fourth quarter of 2021. Furthermore, in the second quarter of 2022, the Company collected an additional partial principal payment of $5.5 million and charged off the remaining balance of $3.6 million against the ACL. Therefore, as of December 31, 2022, there were no outstanding balances associated with this loan relationship.
(4)    In the first quarter of 2022, the Company collected a partial payment of approximately $9.8 million on one commercial nonaccrual loan of $12.4 million. Also, in the first quarter of 2022, the Company charged-off the remaining balance of this loan of $2.5 million.
(5)    In the fourth quarter of 2022, the Company changed its charge-off policy for unsecured consumer loans from 120 to 90 days past due. This change resulted in an additional $3.4 million in charge-off for unsecured consumer loans in 2022.
(6)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets in 2023:

	Year Ended December 31, 2023
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$20,057	$1,779	$6,270	$9,454	$—	$39	$—	$37,599

Plus: loans placed in nonaccrual status	26,126	2,493	3,065	46,949	—	28,085	—	106,718

Less: nonaccrual loan charge-offs	(10,418)	(39)	—	(21,395)	—	(28,013)	—	(59,865)
Less: nonaccrual loans sold, net of charge offs	—	—	(4,084)	(2,413)	—	—	—	(6,497)
(Less) Plus: nonaccrual loan collections and others	(15,700)	(1,445)	(1,429)	(4,110)	—	(38)	124	(22,598)
Plus: increase in past-due accruing loans (1)	—	4,965	—	674	—	14	—	5,653
Less: loans returned to accrual status	—	(76)	—	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	26,410	—
Less: other repossessed assets sold	—	—	—	—	—	—	(6,353)	(6,353)
Balances at end of period	$8	$7,677	$3,822	$22,806	$—	$87	$20,181	$54,581

__________________

(1)    Loans past due 90 days or more but still accruing.

In the fourth quarter of 2023, the Company had two commercial loans totaling $17.0 million that were further downgraded to nonaccrual status.
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

In the second quarter of 2023, the Company placed in nonaccrual status and further downgraded to Substandard a New York-based CRE multi-family residential loan of $23.3 million. In the fourth quarter of 2023, the Company collected a partial payment of $13 million on this loan and charged off the remaining portion of $10.3 million against the ACL.

In the first quarter of 2023, the Company received one CRE property guaranteeing a New York based non-owner-occupied loan with a carrying amount of $20.1 million, and transferred it to OREO at the net of its fair value less cost to sell of approximately $20.2 million. This loan was among the loans placed in non-accrual status in 2022. There was no impact on the consolidated results of operations in 2023 as a result of this transaction.

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
The Company’s loans by credit quality indicators at December 31, 2023, 2022 and 2021 are summarized in the following table. We have no purchased credit-impaired loans.

	2023				2022				2021
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—	$8,378	$20,113	$—	$28,491	$34,205	$5,890	$1,395	$41,490
Multi-family residential	—	8	—	8	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—	—	—	—	—
	—	8	—	8	8,378	20,113	—	28,491	34,205	5,890	1,395	41,490
Single-family residential	—	2,800	—	2,800	—	1,930	—	1,930	—	5,221	—	5,221
Owner occupied	15,723	3,890	—	19,613	—	6,356	—	6,356	7,429	8,759	—	16,188
	15,723	6,698	—	22,421	8,378	28,399	—	36,777	41,634	19,870	1,395	62,899
Commercial loans	30,261	22,971	—	53,232	1,749	10,446	3	12,198	32,452	20,324	9,497	62,273
Consumer loans and overdrafts	—	41	—	41	—	230	—	230	—	270	—	270
	$45,984	$29,710	$—	$75,694	$10,127	$39,075	$3	$49,205	$74,086	$40,464	$10,892	$125,442
_________
(1) There were no loans categorized as “Loss” as of the dates presented.

For more information on the activity of Classified loans in 2023, please refer to non-performing assets discussions above. All nonaccrual loans are classified as Substandard.

Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans in 2023:

(in thousands)	Year Ended December 31, 2023
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$20,113	$1,930	$6,356	$10,449	$—	$230	$39,078
Plus: loans downgraded to substandard and doubtful	26,126	3,574	3,080	46,969	—	28,153	107,902
							—
Less: classified loan charge-offs	(10,418)	(39)	—	(21,395)	—	(28,013)	(59,865)
Less: classified loans sold, net of charge offs	—	—	(4,084)	(2,413)	—	—	(6,497)
Plus: classified loan collections and others	(15,756)	(2,589)	(1,462)	(4,286)	—	(329)	(24,422)
Less: loans upgraded	—	(76)	—	—	—	—	(76)
Transferred from Loans to OREO and Other Repossessed Assets	(20,057)	—	—	(6,353)	—	—	(26,410)
Balances at end of period	$8	$2,800	$3,890	$22,971	$—	$41	$29,710

Special Mention Loans. Special mention loans as of December 31, 2023 totaled $46.0 million, an increase of $35.9 million, or 354.1%, from $10.1 million as of December 31, 2022. The increase was primarily due to an aggregate of $105.6 million in downgrades to Special Mention, which are primarily related to: (i) two commercial loans totaling $39.3 million; (ii) $43.9 million that were subsequently downgraded to Substandard as detailed in the nonaccrual loans discussion above, and (iii) other smaller loans. The increase was partially offset by: (i) payoffs totaling $15.9 million related to two loans, and (ii) $10 million in upgrades of two loans. All Special mention loans remained current at December 31, 2023.

Potential problem loans at December 31, 2023, 2022 and 2021 included:

(in thousands)	2023	2022	2021
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—
Multi-family residential	—	—	—
Land development and construction loans	—	—	94
	—	—	94
Single-family residential	221	150	95
Owner occupied	78	86	—
	299	236	189
Commercial loans	967	1,178	1,380
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	—	226	13
	$1,266	$1,640	$1,582
________
(1) Corresponds to international consumer loans.

At December 31, 2023, total potential problem loans decreased $0.4 million, or 22.8%, compared to 2022. This was mainly due to $0.4 million in paydowns and $0.2 million in charge-offs, partially offset by the addition of a new residential loan of $0.2 million.

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2023, 2022 and 2021. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less allowance for credit losses (“ACL”), if any. The Company adopted CECL in 2022 and determined that an ACL on its debt securities held to maturity as of December 31, 2023 and 2022 was not required.

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government sponsored enterprise debt	$557,307	37.2%	$437,674	32.0%	$450,773	33.6%
Corporate debt (1) (2)(3)	260,802	17.4%	280,700	20.6%	357,790	26.7%
U.S. government agency debt	390,777	26.1%	330,821	24.2%	361,906	27.0%
Municipal bonds	1,668	0.1%	1,656	0.1%	2,348	0.2%
Collateralized loan obligations	4,957	0.4%	4,774	0.4%	—	—%
U.S. Treasury debt	1,991	0.1%	1,996	0.1%	2,502	0.2%
	1,217,502	81.3%	1,057,621	77.4%	1,175,319	87.7%

Debt securities held to maturity (4)	226,645	15.1%	242,101	17.7%	118,175	8.8%

Equity securities with readily determinable fair value not held for trading(5)	2,534	0.2%	11,383	0.8%	252	—%

Other securities (6):	50,294	3.4%	55,575	4.1%	47,495	3.5%
	$1,496,975	100.0%	$1,366,680	100.0%	$1,341,241	100.0%

_________________
(1)     As of December 31, 2023, 2022 and 2021 corporate debt securities include $10.5 million, $9.7 million and $12.5 million, respectively, in “investment-grade” quality securities issued by foreign corporate entities. The securities issuers were from Canada in two different sectors in 2023 and 2022, and from Japan and Canada in three different sectors in 2021. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2) As of December 31, 2023, 2022 and 2021, debt securities in the financial services sector issued by domestic corporate entities represent 1.9% , 2.3% and 3.1% of our total assets, respectively.
(3) As of December 31, 2023 and 2022 , includes $127.2 million and $143.0 million, respectively, in subordinated debt securities issued by financial institutions. Additionally, as of December 31, 2023 and 2022, there were $59.6 million and $63.3 million in unsecured senior notes issued by financial institutions.
(4)    Includes securities issued by U.S. government and U.S. government sponsored agencies.
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

As of December 31, 2023, total securities increased $130.3 million, or 9.5%, to $1.5 billion compared to $1.4 billion as of December 31, 2022. The increase in 2023 was mainly driven by purchases of $349.7 million, primarily debt securities available for sale and FHLB stock . The increase was partially offset by maturities, sales, calls and pay downs totaling $218.5 million, primarily debt securities available for sale.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company realized proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.
At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value of $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less than one year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

Debt securities available for sale had net unrealized holding losses of $100.3 million and net unrealized holding gains of $3.2 million at December 31, 2023, compared to net unrealized holding losses of $113.0 million and net unrealized holding gains of $1.0 million at December 31, 2022 . In 2023, the Company recorded pre-tax net unrealized holding gains of $14.9 million which are included in accumulated other comprehensive (loss) income for the period. The improvement in unrealized holding losses was mainly attributed to decreases in the medium-term market interest rates during the period. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of December 31, 2023 and 2022.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of December 31, 2023 and 2022. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2023 and 2022, all held to maturity securities held by the Company were rated investment grade.

The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2023. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value. The book value for debt securities classified as held to maturity is equal to amortized cost.

December 31, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$557,307	3.98%	$616	2.82%	$36,757	3.22%	$28,642	4.12%	$491,292	4.03%	$—	—%
Corporate debt-domestic	250,351	4.42%	—	—%	89,262	5.42%	149,868	3.87%	11,221	3.71%	—	—%
U.S. Government agency debt	390,777	4.10%	134	3.05%	2,294	4.17%	6,167	6.34%	382,182	4.06%	—	—%
Municipal bonds	1,668	2.44%	—	—%	—	—%	347	1.91%	1,321	2.58%	—	—%
Corporate debt-foreign	10,451	3.64%	—	—%	8,368	3.81%	2,083	2.98%	—	—%	—	—%
Collateralized loan obligations	4,957	6.57%	—	—%	—	—%	—	—%	4,957	6.57%	—	—%
U.S. treasury securities	1,991	4.47%	1,991	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,217,502	4.12%	$2,741	4.03%	$136,681	4.71%	$187,107	3.98%	$890,973	4.05%	$—	—%

Debt securities held to maturity	$226,645	3.40%	$—	—%	$—	—%	$19,099	2.30%	$207,546	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,534	2.80%	—	—	—	—	—	—	—	—	2,534	2.80%

Other securities	$50,294	6.89%	$—	—%	$—	—%	$—	—%	$—	—%	$50,294	6.89%
	$1,496,975	4.10%	$2,741	4.03%	$136,681	4.71%	$206,206	3.82%	$1,098,519	3.95%	$52,828	6.69%

The investment portfolio’s average effective duration in years was 5.0, 4.9 and 3.6 as of December 31, 2023, 2022 and 2021, respectively. The increase in effective duration in 2023 compared to 2022 was primarily due to lower than expected mortgage-backed securities prepayments.These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Goodwill. Goodwill was $19.2 million and $19.5 million as of December 31, 2023 and 2022, respectively. Goodwill mainly represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006. In 2023, the Company recorded goodwill of $1.0 million in connection with a business acquisition completed by Amerant Mortgage in 2023. The Company recorded total goodwill impairment losses of $1.3 million in 2023 related to its subsidiaries Amerant Mortgage and the Cayman Bank. See Note 1 of our audited consolidated financial statements in this Form-10-K for more information about the business acquisition completed by Amerant Mortgage and the goodwill impairment charge recorded in 2023.

Liabilities
Total liabilities were $9.0 billion at December 31, 2023, an increase of $0.6 billion, or 6.6%, compared to $8.4 billion at December 31, 2022. This was primarily driven by net increases of: (i) $0.9 billion, or 12.1%, in total deposits, mainly due to an increase in time deposits as well as interest bearing demand deposits. These increases were partially offset by net decreases of: (i) $261.5 million, or 28.8%, in advances from the FHLB, including the repayment of $2.2 billion, which was partially offset by the addition of $2.0 billion of these borrowings in 2023; (ii) a decrease of $17.0 million, or 12.1%, in long-term lease liability primarily resulting from the modification of a lease in 2023; and (iii) a net decrease of $16.6 million in obligations on derivative contracts margin requirements. See “Capital Resources and Liquidity Management” for more details on the changes of FHLB advances and subordinated notes and “Deposits” for more details on the changes of total deposits.

Deposits

We continue with our efforts in growing our deposits. Our efforts include the additions of retail, private and commercial banking team members, which contributed to increasing deposit levels in 2023. See “Our Company- Business Developments” for additional information.

Total deposits were $7.9 billion at December 31, 2023, an increase of $0.9 billion, or 12.1%, compared to December 31, 2022. The increase in deposits was mainly due to a net increase of $568.8 million or 32.9%, in time deposits in 2023 compared to 2022, which includes increases of $458.1 million, or 40.9%, in customer CDs and $110.8 million, or 18.2%, in brokered time deposits. In addition, there was a net increase of $281.8 million, or 5.3%, in core deposits which include increases of: (i) $260.2 million, or 11.3%, in interest bearing transaction accounts, primarily due to increase in reciprocal deposits, municipalities and domestic businesses and (ii) $59.3 million, or 4.3%, in noninterest bearing transaction accounts. The increase in core deposits was partially offset by a decrease of $37.6 million, or 2.3%, in savings and money market deposit accounts.

The increase in transaction account balances in 2023 compared to 2022 includes $0.3 billion or 5.4%, in higher customer account balances, partially offset by a total decrease of $3.2 million, 15.4%, or in brokered interest bearing and money market deposits.
As of December 31, 2023 total brokered deposits were $736.9 million, an increase of $107.6 million, or 17.1%, compared to $629.3 million at December 31, 2022.

Domestic deposits increased $0.8 billion, or 17.5%, to $5.4 billion at December 31, 2023 from $4.6 billion at December 31, 2022. Foreign deposits increased $41.5 million, or 1.7%, in 2023 from $2.4 billion at December 31, 2022. See discussions further below.
At December 31, 2023 and December 31, 2022, approximately 65% of our total deposits at both dates were FDIC insured. In addition, at December 31, 2023 and December 31, 2022, we carried $423.0 million and $261.8 million, respectively, in qualified public deposits, which are subject to collateral maintenance requirements by the state of Florida.

At December 31, 2023, reciprocal deposits were $1.0 billion and held by over 200 customers compared to $418 million and held by over 27 customers at December 31, 2022. Reciprocal deposits are 100% insured by the FDIC, primarily through a deposit network. We are actively offering this alternative to our high balance customers.

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2023	2022	2021	2020	2019
Domestic (1)	$5,430,059	$4,620,906	$3,137,258	$3,202,936	$3,121,827
Foreign:
Venezuela (2)	1,870,979	1,911,551	2,019,480	2,119,412	2,270,970
Others	593,825	511,742	474,133	409,295	364,346
Total foreign (3)	2,464,804	2,423,293	2,493,613	2,528,707	2,635,316
Total deposits	$7,894,863	$7,044,199	$5,630,871	$5,731,643	$5,757,143
___________
(1)     Includes brokered deposits of $736.9 million, $629.3 million, $387.3 million, $634.5 million and $682.4 million at December 31, 2023, 2022, 2021, 2020 and 2019, respectively.
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

The following table shows the increase or (decrease), during the year our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2023		2022		2021		2020
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic (1)	$809,153	17.5%	$1,483,648	47.3%	$(65,678)	(2.1)%	$81,109	2.6%
Foreign:
Venezuela	(40,572)	(2.1)%	(107,929)	(5.3)%	(99,932)	(4.7)%	(151,558)	(6.7)%
Others	82,083	16.0%	37,609	7.9%	64,838	15.8%	44,949	12.3%
Total foreign	41,511	1.7%	(70,320)	(2.8)%	(35,094)	(1.4)%	(106,609)	(4.0)%
Total deposits	$850,664	12.1%	$1,413,328	25.1%	$(100,772)	(1.8)%	$(25,500)	(0.4)%
___________
(1)     Domestic deposits, excluding brokered deposits, increased $701.5 million, $1.2 billion, $181.5 million and $109.0 million in 2023, 2022, 2021 and 2020, respectively.

Domestic deposits increased $0.8 billion, or 17.5%, in 2023 to $5.4 billion at December 31, 2023 from $4.6 billion at December 31, 2022. This was primarily driven by an increase in domestic core deposits which includes new deposits from escrow accounts, municipalities, and from domestic businesses and customer relationships during the period. In addition, there was an increase of $309.6 million, or 77.2%, in domestic brokered time deposits as the Company elected to increase these deposits in order to lock lower interest rates in light of rising market rates.

Foreign deposits increased $41.5 million, or 1.7%, in 2023 to $2.5 billion at December 31, 2023 from $2.4 billion at December 31, 2022, primarily driven by an increase of $82.1 million, or 16.0%, in deposits from countries other than Venezuela, primarily driven by our efforts to grow deposits from customers in those other markets. This was partially offset by a decrease of $40.6 million, or 2.1%, in deposits from customers domiciled in Venezuela.

Core deposits

Core deposits were $5.6 billion, $5.3 billion and $4.3 billion as of December 31, 2023, 2022 and 2021, respectively. Core deposits represented 70.9%, 75.5% and 76.2% of our total deposits at those dates, respectively. The increase of $0.3 billion, or 5.3%, in core deposits in 2023 was mainly driven by the previously mentioned increase in interest bearing transaction accounts, primarily due to new domestic deposits and in noninterest bearing transaction accounts. Core deposits consist of total deposits excluding all time deposits.

Brokered deposits

We utilize brokered deposits primarily as an Asset/Liability Management tool. As of December 31, 2023 and 2022, we had $736.9 million and $629.3 million in brokered deposits, which represented 9.3% and 8.9%, respectively, of our total deposits. Brokered deposits increased $107.6 million, or 17.1%, in 2023 compared to December 31, 2022, mainly due to an increase in time deposits.
As of December 31, 2023 and 2022, brokered deposits included time deposits of $719.5 million and $608.7 million, respectively, and interest bearing demand and money market deposits totaling $17.4 million and $20.5 million, respectively. The Company has not historically sold brokered CDs in denominations over $100,000.

Deposits by Type: Average Balances and Average Rates Paid

The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2023		2022		2021
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$1,356,538	—%	$1,286,570	—%	$1,046,766	—%
Interest bearing deposits:
Checking and saving accounts:
Interest bearing demand (1)	2,486,190	2.52%	1,872,100	0.81%	1,309,699	0.05%
Money market (2)	1,226,311	3.44%	1,323,563	0.88%	1,311,278	0.27%
Savings	284,510	0.05%	319,631	0.04%	324,618	0.02%
Time Deposits (3)	2,074,549	3.80%	1,334,605	1.66%	1,668,459	1.42%
	6,071,560	3.03%	4,849,899	1.01%	4,614,054	0.60%
	$7,428,098	2.47%	$6,136,469	0.80%	$5,660,820	0.49%
___________
(1)    In the years ended December 31, 2023, 2022 and 2021 includes reciprocal deposits with a total average balance of $584.0 million (average rate - 5.23%), $253.8 million (average rate - 1.35%), and $89.6 million (average rate - 0.13%), respectively.
(2)    In the years ended December 31, 2023, 2022 and 2021, includes brokered deposits with a total average balance of $13.3 million (average rate - 5.07%), $43.3 million (average rate - 1.47%), and $109.3 million (average rate - 0.33%), respectively.
(3)    In the years ended December 31, 2023, 2022 and 2021, includes brokered deposits with average balances of $673.2 million, $359.7 million, and $414.4 million, respectively, with average rates of 4.36%, 2.51%, and 2.11%, respectively.

Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At December 31, 2023 and 2022, our large fund providers, included 19 and 22 deposit relationships, respectively, with total balances of $1.1 billion and $1.2 billion, respectively. The decrease in large fund providers in December 31, 2023 was mainly driven by the Company’s continued focus on depository relationship. At December 31, 2023 and December 31, 2022, approximately 51% and 60%, respectively, of these deposit balances from large fund providers were insured by the FDIC, as most of these funds are acquired via deposit networks.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2023		2022		2021
Less than 3 months	$178,102	13.7%	$140,292	15.1%	$261,779	31.1%
3 to 6 months	239,843	18.4%	148,137	16.0%	134,709	16.0%
6 to 12 months	698,897	53.6%	497,436	53.6%	153,695	18.3%
1 to 3 years	174,792	13.4%	135,663	14.6%	281,366	33.5%
Over 3 years	12,974	0.9%	6,889	0.7%	8,902	1.1%
Total	$1,304,608	100.0%	$928,417	100.0%	$840,451	100.0%

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances, and less frequently, advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end. All of our outstanding short-term borrowings during the three years ended December 31, 2023 and as of December 31, 2023 and 2022 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding as of December 31, 2023, 2022 and 2021.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Outstanding at period-end	$40,000	$304,821	$—
Average amount	49,572	111,448	28,273
Maximum amount outstanding at any month-end	204,863	304,821	130,000
Weighted average interest rate:
During period	4.27%	1.98%	0.36%
End of period	5.46%	3.17%	—%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2023	2022	2021
Net income attributable to the Company	$32,490	$63,310	$112,921
Basic earnings per common share	0.97	1.87	3.04
Diluted earnings per common share (1)	0.96	1.85	3.01

Average total assets	$9,452,221	$8,187,688	$7,533,016
Average stockholders' equity	740,630	749,549	795,841
Net income attributable to the Company/ Average total assets (ROA)	0.34%	0.77%	1.50%
Net income attributable to the Company / Average stockholders' equity (ROE)	4.39%	8.45%	14.19%
Average stockholders' equity / Average total assets ratio	7.84%	9.15%	10.56%

__________________
(1)As of December 31, 2023, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units. See Note 14 to our audited consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share in 2023, 2022 and 2021.

In 2023, basic and diluted earnings per share decreased compared to 2022, primarily as result of lower net income earned during the period.

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

Stockholders’ equity was $736.1 million as of December 31, 2023, an increase of $30.3 million, or 4.3%, compared to $705.7 million as of December 31, 2022 . This increase was primarily driven by: (i) net income of $32.5 million in 2023; (ii) after-tax net unrealized holding gains of $9.4 million from the change in the market value of debt securities available for sale, and (iii) a net aggregate of $6.8 million in connection with stock-based incentive compensation programs. These increases were partially offset by: (i) $12.1 million of dividends declared and paid by the Company in 2023; and (ii) an aggregate of $4.9 million of Class A common stock repurchased in the first nine months of 2023, under a stock repurchase program launched in the first quarter of 2023. See more details on the stock repurchase program launched in the first quarter of 2023 further below.

Non-controlling Interest
The Company records net loss attributable to Non-controlling interests in its condensed consolidated statement of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. In the fourth quarter of 2023, the Company increased its ownership interest in Amerant Mortgage to 100% as of December 31, 2023 from 80% at December 31, 2022. This transaction had no material impact to the Company’s results of operations in 2023. In connection with the change in ownership interest, which brought the non-controlling interest share to zero, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million (a net loss) as of December 31, 2023, with a corresponding reduction to additional paid-in capital at that date. Equity attributable to the non-controlling interest was a net loss of $2.1 million as of December 31, 2022. In 2023 and 2022, net loss attributable to the non-controlling interest was approximately $1.7 million and $1.3 million, respectively.

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

Common Stock Repurchases and cancellation of Treasury Shares.

On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program was set to expire on December 31, 2023 and on December 15, 2023, the Company announced that the Board approved to extend the expiration date to December 31, 2024. In 2023, we repurchased an aggregate of 259,853 shares of Class A common stock at a weighted average price of $18.98 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately$4.9 million, including transaction costs. At December 2023, the Company had $20 million available for repurchase under this repurchase program.

On January 31, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $50 million of its shares of Class A common stock (the “New Class A Common Stock Repurchase Program”). In 2022, the Company repurchased an aggregate of 1,602,887 shares of Class A common stock at a weighted average price of $31.14 per share, under the New Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $49.9 million, including transaction costs. On May 19, 2022, the Company announced the completion of the New Common Stock Repurchase Program.

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

In 2023, 2022 and 2021, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2023, 2022 and 2021. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2023, 2022 and 2021.

Dividends

Set forth below are the details of dividends declared and paid by the Company for the periods ended December 31, 2023 and 2022 and 2021, and subsequent to December 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
10/18/2023	11/14/2023	11/30/2023	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
07/20/2022	08/17/2022	08/31/2022	$0.09	$3.0 million
04/13/2022	05/13/2022	05/31/2022	$0.09	$3.0 million
01/19/2022	02/11/2022	02/28/2022	$0.09	$3.2 million
12/09/2021	12/22/2021	01/15/2022	$0.06	$2.2 million

Liquidity Management
Advances from the FHLB, other borrowings and borrowing capacity
At December 31, 2023 and 2022, the Company had $0.6 billion and $0.9 billion, respectively, of outstanding advances from the FHLB. During the year ended December 31, 2023, the Company repaid $2.2 billion of outstanding FHLB advances, and borrowed $2.0 billion from this source.
At December 31, 2023 and 2022 advances from the FHLB had maturities through 2028 and 2027, respectively. At December 31, 2023, advances from the FHLB had fixed interest rates ranging from 0.61% to 4.90% and, a weighted average rate of 3.65% (fixed interest rates ranging from 0.61% to 2.45%, and a weighted average rate of 2.45% at December 31, 2022).

We had $1.9 billion and $1.7 billion of additional borrowing capacity with the FHLB as of December 31, 2023 and 2022, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits. We also have available uncommitted federal funds credit lines with several banks. At December 31, 2023 and 2022, we had no outstanding obligations on uncommitted federal funds lines with banks.
There were no other borrowings as of December 31, 2023 and 2022.

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
Holding and Intermediate Holding Subsidiaries

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. In addition, we issued the Senior Notes in 2020 and Subordinated notes in 2022. Also, as a result of the Amerant Florida Merger, the Company is now the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents of $46.8 million as of December 31, 2023 and $64.9 million as of December 31, 2022, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity. See discussion below for more details on the Amerant Florida Merger.

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

In December 2023, the Boards of Directors of the Bank approved the payment of cash dividend of $20 million by the Bank to Amerant Bancorp.

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

The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2023, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well-capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2023 and 2022 was 4.1% and 4.4%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
CET1 capital ratio	790,959	9.79%	363,645	4.50%	525,266	6.50%

December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
CET1 capital ratio	772,105	10.10%	344,100	4.50%	497,033	6.50%

December 31, 2021
Total capital ratio	$934,512	14.56%	$513,394	8.00%	$641,742	10.00%
Tier 1 capital ratio	862,962	13.45%	385,045	6.00%	513,394	8.00%
Tier 1 leverage ratio	862,962	11.52%	299,746	4.00%	374,683	5.00%
CET1 capital ratio	801,907	12.50%	288,784	4.50%	417,133	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
CET1 capital ratio	866,141	10.73%	363,185	4.50%	524,600	6.50%

December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
CET1 capital ratio	837,970	10.99%	343,209	4.50%	495,746	6.50%

December 31, 2021
Total capital ratio	$957,852	14.94%	$512,780	8.00%	$640,976	10.00%
Tier 1 capital ratio	886,301	13.83%	384,585	6.00%	512,780	8.00%
Tier 1 leverage ratio	886,301	11.84%	299,466	4.00%	374,332	5.00%
CET1 capital ratio	886,301	13.83%	288,439	4.50%	416,634	6.50%

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

	December 31,
(in thousands)	2023	2022	2021
Commitments to extend credit	$1,305,816	$1,165,701	$899,016
Letters of credit	29,605	20,726	32,107
	$1,335,421	$1,186,427	$931,123

Commitments to extend credit increased $140.1 million, or 12.0%, as of December 31, 2023 compared to December 31, 2022. This was mainly driven by an increase in commercial and industrial loan commitments.
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
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2023. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.
As of December 31, 2023 we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$263,500	$15,195	$31,235	$31,816	$185,254

Time deposits	2,297,097	1,494,035	684,476	117,203	1,383
Borrowings:
FHLB advances	645,000	40,000	10,000	595,000	—
Senior notes	60,000	—	60,000	—	—
Subordinated notes	30,000	—	—	—	30,000
Junior subordinated debentures	64,178	—	—	—	64,178
Contractual interest payments (1)	253,373	50,248	62,045	54,565	86,515
	$3,613,148	$1,599,478	$847,756	$798,584	$367,330
__________________
(1)    Calculated assuming a constant interest rate as of December 31, 2023.
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
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “Fund”). The Company is currently committed to making future contributions to the Fund for a total of $7.5 million at December 31, 2023.

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

The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities, if we had any, and equity securities with readily available fair values, would flow directly through earnings during the periods in which they arise. AFS securities are measured at fair value each reporting period. Unrealized gains and losses on AFS securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be credit-impaired. Investment securities that are classified as HTM are recorded at amortized cost, and reduced by an estimated amount of expected credit loss during the life of the investment, if any.

For debt securities available for sale, the Company evaluates whether: (i) the fair value of the securities is less than the amortized costs basis; (ii) it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, and (iii) the decline in fair value has resulted from credit losses or other factors. The Company estimates credit losses on debt securities available for sale using a discounted cash flow model. The present value of an impaired debt security results from estimating future cash flows that are expected to be collected, discounted at the debt security’s effective interest rate. The Company develops its estimates about cash flows expected to be collected and determines whether a credit loss exists, generally using information about past events, current conditions, reasonable and supportable forecasts and other qualitative factors including the extent to which fair value is less than amortized cost basis, adverse conditions specifically related to the security, industry or geographic area, changes in conditions of any collateral underlying the securities, changes in credit ratings, failure of the issuer to make scheduled payments, among other qualitative factors specific to the applicable security. If a credit loss exists, the Company records an allowance for the credit losses, limited to the amount by which the fair value is less than the amortized cost basis. The Company recognizes in AOCI/AOCL a decline in fair value over the carrying amount of AFS securities that has not been recorded through an allowance for credit losses.

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

Fair Value of Financial Instruments. We are, under applicable accounting guidance, required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. We classify fair value measurements of financial instruments based on the three-level fair value hierarchy in the guidance. We carry mortgage loans, AFS debt and other securities, BOLI policies and derivative assets and liabilities at fair value. From time to time, we also have loans held for sale carried at the lower of cost or fair value.

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

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) beginning effective as of December 31, 2022, when closed-end retail loans become past due 90 days (120 previously) or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.

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

Goodwill. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. We have applied significant judgment for annual goodwill impairment testing purposes. The Company recorded goodwill impairment of $1.3 million in 2023 as a result of this evaluation. Future negative changes may result in potential impairments in future periods.

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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2023		2022
Change in Interest Rates (Basis points)
Increase of 200	$20,487	6.1%	$27,580	7.9%
Increase of 100	15,618	4.7%	18,320	5.3%
Decrease of 50	(3,923)	(1.2)%	(5,683)	(1.6)%
Decrease of 100	(10,273)	(3.1)%	(11,548)	(3.3)%
Decrease of 200	(21,290)	(6.3)%	(34,279)	(9.8)%
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

Net interest income in the base scenario, decreased to approximately $336.0 million in December 31, 2023 compared to $349.0 million in December 31, 2022. This decrease is mainly due to: higher cost of total deposits and borrowings. These decreases were partially offset by: (i) higher floating loan rates on existing loans due to increase in market rates repricing higher throughout 2023 and (ii) the growth in the size of the balance sheet as total assets increased $588.5 million or 6.4% in 2023 compared to 2022.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2023	2022
Change in Interest Rates (Basis points)
Increase of 200	(4.66)%	(7.97)%
Increase of 100	(0.38)%	(3.06)%
Decrease of 50	3.61%	3.08%
Decrease of 100	1.83%	4.11%
Decrease of 200	2.73%	4.95%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The improvements in the sensitivity of EVE from changes in interest rates as of December 31, 2023 for the 200 and 100 basis point increase buckets are principally attributed to the balance sheet becoming more asset sensitive compared to December 31, 2022. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2023 and 2022:

	Change in market value (1)
	December 31,
(in thousands)	2023	2022
Change in Interest Rates (Basis points)
Increase of 200	$(112,010)	$(116,288)
Increase of 100	(54,182)	(59,755)
Decrease of 50	34,956	30,527
Decrease of 100	55,312	60,578
Decrease of 200	112,809	115,225
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio slightly increased to 5.0 years at December 31, 2023 compared to 4.9 years at December 31, 2022. The slight increase in duration was mainly due to lower mortgage-backed securities prepayments. Additionally, the floating rate portfolio slightly increased to 13.3% at December 31, 2023 from 13.2% at December 31, 2022.

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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2023. This information may not be indicative of our interest rate sensitivity position at other points in time.

	December 31, 2023
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$321,872	$246,883	$—	$—	$—	$74,989
Securities:
Debt available for sale	1,217,502	268,654	319,225	170,532	459,091	—
Debt held to maturity	226,645	—	—	—	226,645	—
Marketable equity securities	2,534	2,534	—	—	—	—
Federal Reserve and FHLB stock	50,294	37,014	—	—	—	13,280
Loans held for sale	391,419	391,419	—	—	—	—
Loans held for investment - performing (1)	6,839,093	4,234,340	1,209,433	636,291	759,028	—
Earning Assets	$9,049,359	$5,180,845	$1,528,658	$806,823	$1,444,764	$88,269
Liabilities
Interest bearing demand deposits	2,560,629	2,560,629	—	—	—	—
Saving and money market	1,610,218	1,610,218	—	—	—	—
Time deposits	2,297,097	1,509,891	671,752	114,543	912	—
FHLB advances (2)	645,000	635,000	10,000	—	—	—
Senior Notes	59,526	—	59,526	—	—	—
Subordinated Notes	29,454	—	—	—	29,454	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,266,102	$6,379,916	$741,278	$114,543	$30,366	$—
Interest rate sensitivity gap		(1,199,071)	787,380	692,280	1,414,398	88,269
Cumulative interest rate sensitivity gap		(1,199,071)	(411,691)	280,589	1,694,987	1,783,256
Earnings assets to interest bearing liabilities (%)		81.2%	206.2%	704.4%	4,757.8%	N/M

__________________
(1)     “Loans held for investment - performing” excludes $34.4 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
(2) Includes FHLB advances in the amount of $595.0 million set to mature in 2027 or later, which come with quarterly callable features.
N/M    Not meaningful.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Information
The financial statements information required by this item is contained under the section titled “Index to Financial Statements” (and the financial statements and related notes referenced therein) included in Item 15.1 Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
Other than the changes in connection with our implementation of the remediation plan to remediate the material weakness identified by management described under “Remediation of Material Weakness” below and the changes described below in connection with the completed transition of our core data processing platform and other applications in the fourth quarter of 2023, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 4, 2021, we announced a new multi-year outsourcing agreement with Fidelity National Information Services (FIS) which includes the transition of our core data processing platform and other applications to FIS. This transition to FIS was completed on November 6, 2023. Upon completion of the transition, we updated our internal controls to include business cycle review controls, controls over data migration to the new core system, and controls over reliability of balances and transactional activity as of and in the post-conversion period ended December 31, 2023.

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

As disclosed in Part II 9A Controls and Procedures in our Annal Report on Form 10-K for fiscal year ended December 31, 2022, the Company’s management identified a material weakness in our internal controls over financial reporting associated with the estimation of the allowance for credit losses, errors related to the computational accuracy of the model used for purchased consumer and land loans, the loan to value and prepayment assumption inputs and the qualitative factor adjustments.

During the year ended December 31, 2023, the Company implemented a remediation plan to address the aforementioned material weakness that included the design, documentation, and implementation of enhanced controls over the computational accuracy of the model used for purchased consumer and land loans, the loan to value and prepayment assumption inputs and the qualitative factor adjustments. During the fourth quarter of 2023, we completed testing of these enhancements to our internal controls for operating effectiveness and found them to be effective. As of December 31, 2023, the aforementioned material weakness was considered to be remediated and did not lead to any adjustments to previously reported or current financial information.

The Company’s internal control over financial reporting as of December 31, 2023, has been audited by RSM US LLP, the Company’s independent registered public accounting firm, as stated in their accompanying report which is included in Item 15.1 Consolidated Financial Statements of this Form 10-K.

Item 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.
The information required under this Item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
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

3) List of Exhibits
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger, dated November 18, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 19, 2021)
2.2	Agreement and Plan of Merger, dated November 17, 2021, between the Company and Amerant Merger SPV Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2021)
3.1	Second Amended and Restated Articles of Incorporation of Amerant Bancorp Inc., dated November 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 19, 2021)
3.3	Amended and Restated Bylaws of Amerant Bancorp Inc., dated October 18, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2023)
4.1	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.2	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.3	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.4	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.5	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.6	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.7	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.8	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.11	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *

Exhibit Number	Description
4.12	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.13	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.14	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Form of Indenture between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form S-3 filed on June 5, 2020 SEC File No. 333-238958)
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

10.7	Employment Agreement, dated May 18, 2020, between Amerant Bank, N.A. and Carlos Iafigliola (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2020).**
10.8	Form of Change in Control Severance Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Executive (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 23, 2022).**
10.9	Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).
10.10	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023).**
10.11	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2023).**

Exhibit Number	Description
10.12	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2023).**
10.13
Purchase and Sale Agreement, effective as of November 24, 2021, by and between 220 Alhambra Properties LLC. and FNLI Audax LLC (incorporated by reference to Exhibit 10.12 to the Form 10-K filed on March 4, 2022).

10.14	Lease, dated as of December 15, 2021, between FNLI Audax LLC and 220 Alhambra Properties LLC. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 4, 2022).
10.15	Separation Agreement and General Release dated March 8, 2023 (portions of this exhibit have been omitted)(incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 10, 2023) **
10.16	Change in Control Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Mr. Iafigliola, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 3, 2023)**
10.17	Offer Letter, dated May 5, 2023, between Amerant Bank, N.A, Amerant Bancorp Inc. and Sharymar Calderón (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 9, 2023) **
10.18	Form of Change in Control Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and executive (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2023) **
10.19
Amended and Restated Employment Agreement, effective January 1, 2024, between Amerant Bank, N.A, Amerant Bancorp Inc. and Gerald P. Plush (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2024) **

10.20
Asset Sale Agreement by and between Amerant Bank, N.A. and PFSS 2 SUB III (C), LLC dated January 12, 2024 portions of this exhibit have been omitted (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2024)*

21.1	List of Subsidiaries of Amerant Bancorp Inc.
23.1	Consent of RSM US LLP.
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Executive Vice-President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Executive Vice-President and Chief Financial Officer ***
97.1	Amerant Bancorp Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within the XBRL documents)

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

AMERANT BANCORP INC.
March 7, 2024	By:	/s/ Gerald P. Plush
Date	Name:	Gerald P. Plush
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald P. Plush	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2024
Gerald P. Plush
/s/ Sharymar Calderon	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Sharymar Calderon
/s/ Armando D. Fleitas	Executive Vice-President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2024
Armando D. Fleitas
/s/ Erin Knight	Director	March 7, 2024
Erin Knight
/s/ Miguel A. Capriles L.	Director	March 7, 2024
Miguel A. Capriles L.
/s/ Pamella J. Dana	Lead Independent Director	March 7, 2024
Pamella J. Dana
/s/ Samantha Holroyd	Director	March 7, 2024
Samantha Holroyd
/s/ Gustavo Marturet M.	Director	March 7, 2024
Gustavo Marturet M.
/s/ John Quelch	Director	March 7, 2024
John Quelch
/s/ John W. Quill	Director	March 7, 2024
John W. Quill
/s/ Ashaki Rucker	Director	March 7, 2024
Ashaki Rucker
/s/ Oscar Suarez	Director	March 7, 2024
Oscar Suarez
/s/ Millar Wilson	Director	March 7, 2024
Millar Wilson

Item 15.1 CONSOLIDATED FINANCIAL STATEMENTS.
AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amerant Bancorp Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Held for Investment
As described in Note 1 and 5 to the financial statements, the Company’s allowance for credit losses for loans held for investment (allowance or allowance for credit losses) totaled $95.5 million as of December 31, 2023. The allowance for credit losses is an estimate of life-of-loan losses for the Company’s loans held for investment. The allowance is a valuation account that is deducted from the carrying amount of loans held for investment.

The allowance consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The allowance for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from various vendor models and/or internally developed model estimation approaches for smaller homogenous loans.

PD is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and were developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. For commercial loans held for investment above $3 million, LGD is typically derived from the Company’s own loss experience based on specific risk characteristics. For commercial real estate loans held for investment, the loss given default is derived from vendor models using property and loan risk characteristics.

For smaller-balance homogeneous pooled loans with similar risk characteristics such as collateral type and loan purpose (e.g., residential, small business lending under $3 million, consumer and land loans), other modeling techniques are used. These include modeling that relies upon observable inputs such as historical or average loss rates by year of loan origination (i.e., vintage) and prepayment considerations for future expected contractual loan outstanding balances.

For the smaller-balance homogenous pooled loan segments, the quantitative estimates of expected credit losses are then adjusted to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates using qualitative or environmental factors. The measurement of expected credit losses on these loan segments is influenced by macro-economic conditions.

Expected credit losses on loans to borrowers that are domiciled in foreign countries, primarily loans in the consumer and financial institutions portfolios, are generally estimated by assessing any available cash or other types of collateral, and the probability of losses arising from the Company’s exposure to those collateral assets. Loans in these portfolios are generally fully collateralized with cash, securities, and other assets and, therefore, generally have no expected credit losses.

The estimation of the allowance for pools of loans that share similar risk characteristics involves inputs and assumptions, many of which are derived from vendor and internally developed models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable economic forecast scenarios, prepayment rates, PD and LGD, most of which requires management to apply a significant amount of judgment and involves a high degree of estimation.

We identified the determination and evaluation of the PD, LGD and prepayment speed assumptions as a critical audit matter because auditing the underlying assumptions in the allowance model involves a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance for credit losses in the loan portfolio held for investment.

Our audit procedures related to management’s evaluation and establishment of the PD, LGD and prepayment speed assumptions of the allowance included the following, among others:

a.We obtained an understanding of the relevant controls related to the model and the evaluation and establishment of the PD, LGD and prepayment speed assumptions of the allowance and tested such controls for design and operating effectiveness.

a.We tested management’s process and significant judgments in the evaluation and establishment of the PD, LGD and prepayment speed assumptions of the allowance, which included:

–Evaluating management’s considerations and data utilized as a basis for the PD, LGD and prepayment speed assumptions (e.g., loan to value, debt service coverage ratio, historical loss experience, selected borrowers’ financial information and prepayment considerations) and tested the completeness and accuracy of the underlying data that was used by management by tracing on a sample basis inputs into the model to source documentation.

–Evaluated the reasonableness of management’s judgements and support around significant input assumptions used with current economic trends and conditions.

–Evaluating the scope, sufficiency of procedures performed by the model validator and results driven from the process used by management in validating the model’s performance, including model output-outcome testing.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Fort Lauderdale, Florida
March 7, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Amerant Bancorp Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 7, 2024, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s// RSM US LLP

Fort Lauderdale, Florida
March 7, 2024

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$47,234	$19,486
Interest earning deposits with banks	242,709	228,955
Restricted cash	25,849	42,160
Other short-term investments	6,080	—
Cash and cash equivalents	321,872	290,601
Securities
Debt securities available for sale	1,217,502	1,057,621
Debt securities held to maturity, at amortized cost (estimated fair value of $204,945 and $217,609 at December 31, 2023 and 2022, respectively)	226,645	242,101
Equity securities with readily determinable fair value not held for trading	2,534	11,383
Federal Reserve Bank and Federal Home Loan Bank stock	50,294	55,575
Securities	1,496,975	1,366,680
Loans held for sale, at lower of cost or fair value	365,219	—
Mortgage loans held for sale, at fair value	26,200	62,438
Loans held for investment, gross	6,873,493	6,857,194
Less: allowance for credit losses	95,504	83,500
Loans held for investment, net	6,777,989	6,773,694
Bank owned life insurance	234,972	228,412
Premises and equipment, net	43,603	41,772
Deferred tax assets, net	55,635	48,703
Operating lease right-of-use assets	118,484	139,987
Goodwill	19,193	19,506
Accrued interest receivable and other assets	256,185	156,011
Total assets	$9,716,327	$9,127,804
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,426,919	$1,367,664
Interest bearing	2,560,629	2,300,469
Savings and money market	1,610,218	1,647,811
Time	2,297,097	1,728,255
Total deposits	7,894,863	7,044,199
Advances from the Federal Home Loan Bank	645,000	906,486
Senior notes	59,526	59,210
Subordinated notes	29,454	29,284
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	123,167	140,147
Accounts payable, accrued liabilities and other liabilities	164,071	178,574
Total liabilities	8,980,259	8,422,078
Commitments and contingencies (Note 19)
Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,603,242 shares issued and outstanding (2022- 33,815,161 shares issued and outstanding)	3,361	3,382
Additional paid in capital	192,701	194,694
Retained earnings	610,802	590,375
Accumulated other comprehensive loss	(70,796)	(80,635)
Total stockholders' equity before noncontrolling interest	736,068	707,816
Noncontrolling interest	—	(2,090)
Total stockholders' equity	736,068	705,726
Total liabilities and stockholders' equity	$9,716,327	$9,127,804
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest income
Loans	$475,405	$293,210	$216,097
Investment securities	54,860	41,413	31,500
Interest earning deposits with banks and other interest income	18,314	4,153	247
Total interest income	548,579	338,776	247,844

Interest expense
Interest bearing demand deposits	62,551	15,118	591
Savings and money market deposits	42,356	11,808	3,533
Time deposits	78,829	22,124	23,766
Advances from the Federal Home Loan Bank	28,816	15,092	8,595
Senior notes	3,766	3,766	3,768
Subordinated notes	1,445	1,172	—
Junior subordinated debentures	4,345	3,030	2,449
Securities sold under agreements to repurchase	7	1	1
Total interest expense	222,115	72,111	42,703
Net interest income	326,464	266,665	205,141
Provision for (reversal of) credit losses	61,277	13,945	(16,500)
Net interest income after provision for (reversal of) credit losses	265,187	252,720	221,641

Noninterest income
Deposits and service fees	19,376	18,592	17,214
Brokerage, advisory and fiduciary activities	17,057	17,708	18,616
Gain (loss) on early extinguishment of advances from the Federal Home Loan Bank, net	40,084	10,678	(2,488)
Loan level derivative income	4,580	10,360	3,951
Change in cash surrender value of bank owned life insurance	5,173	5,406	5,459
Cards and trade finance servicing fees	3,067	2,276	1,771
Derivative gains, net	28	455	—
Gain on sale of headquarters building	—	—	62,387
Securities (losses) gains, net	(10,989)	(3,689)	3,740
Other noninterest income	9,120	5,491	9,971
Total noninterest income	87,496	67,277	120,621

Noninterest expense
Salaries and employee benefits	133,506	123,510	117,585
Occupancy and equipment	27,843	27,393	20,364
Professional and other services fees	34,569	22,142	19,096
Telecommunication and data processing	15,485	14,735	14,949
Advertising expenses	12,811	11,620	3,382
Loan level derivative expense	1,910	8,146	815
Contract termination costs	1,550	7,103	—
FDIC assessments and insurance	10,601	6,598	6,423
Depreciation and amortization	6,842	5,883	7,269
Other real estate owned and repossessed assets expense, net	2,092	3,408	—
Losses on loans held for sale carried at the lower of cost or fair value	43,057	159	—
Other operating expenses	21,089	10,716	8,359
Total noninterest expenses	311,355	241,413	198,242
Income before income tax expense	41,328	78,584	144,020
Income tax expense	(10,539)	(16,621)	(33,709)
Net income before attribution of noncontrolling interest	30,789	61,963	110,311
Noncontrolling interest	(1,701)	(1,347)	(2,610)
Net income attributable to Amerant Bancorp Inc.	$32,490	$63,310	$112,921
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$9,357	$(97,151)	$(12,960)
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(15)	220	137
Reclassification adjustment for items included in net income	497	1,079	(3,624)
Other comprehensive income (loss)	9,839	(95,852)	(16,447)
Comprehensive income (loss)	$42,329	$(32,542)	$96,474

Earnings Per Share (Note 23)
Basic earnings per common share	$0.97	$1.87	$3.04
Diluted earnings per common share	$0.96	$1.85	$3.01

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2022

	Common Stock				Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders' Equity
	Shares Outstanding		Issued Shares - Par Value
(in thousands, except share data)	Class A	Class B	Class A	Class B		Treasury Stock
Balance at December 31, 2020	28,806,344	9,036,352	$2,882	$904	$305,569	$—	$442,402	$31,664	$783,421	$—	$783,421
Conversion of stock	8,047,564	(8,471,120)	805	(847)	42	—	—	—	—	—	—
Repurchase of Class A common stock	(1,175,119)	—	—	—	—	(36,332)	—	—	(36,332)	—	(36,332)
Repurchase of Class B common stock	—	(565,232)	—	—	—	(9,563)	—	—	(9,563)	—	(9,563)
Treasury stock retired	—	—	(118)	(57)	(45,720)	45,895	—	—	—	—	—
Restricted stock issued	252,503	—	25	—	(25)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	45,586	—	5	—	(5)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	1,729	—	—	—	—	—	—	—	—	—	—
Restricted stock surrendered	(66,491)	—	(7)	—	(2,136)	—	—	—	(2,143)	—	(2,143)
Restricted stock forfeited	(28,796)	—	(3)	—	3	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,782	—	—	—	4,782	—	4,782
Dividends declared	—	—	—	—	—	—	(2,156)	—	(2,156)	—	(2,156)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	112,921	—	112,921	—	112,921
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(2,610)	(2,610)
Other comprehensive loss	—	—	—	—	—	—	—	(16,447)	(16,447)	—	(16,447)
Balance at December 31, 2021	35,883,320	—	$3,589	$—	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	—	—	—	(13,872)	—	(13,872)	—	(13,872)
Repurchase of Class A common stock	(2,255,005)	—	—	—	—	(72,060)	—	—	(72,060)	—	(72,060)
Transfer of subsidiary shares from noncontrolling interest	—	—	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Treasury stock retired	—	—	(226)	—	(71,834)	72,060	—	—	—	—	—
Restricted stock issued	175,601		18	—	(18)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	33,349	—	3	—	(3)	—	—	—	—	—	—
Restricted stock surrendered	(17,768)	—	(2)	—	(1,061)	—	—	—	(1,063)	—	(1,063)
Restricted stock forfeited	(39,673)	—	(4)	—	4	—	—	—	—	—	—
Stock issued for employee stock purchase plan	35,337		4		1,175				1,179		1,179
Stock-based compensation expense	—	—	—	—	5,788	—	—	—	5,788	—	5,788
Dividends Paid	—	—	—	—	—	—	(12,230)	—	(12,230)	—	(12,230)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	63,310	—	63,310	—	63,310
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(1,347)	(1,347)
Other comprehensive loss	—	—	—	—	—	—	—	(95,852)	(95,852)	—	(95,852)
Balance at December 31, 2022	33,815,161	—	$3,382	$—	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(259,853)	—	—	—	—	(4,933)	—	—	(4,933)	—	(4,933)
Treasury stock retired	—	—	(26)	—	(4,907)	4,933	—	—	—	—	—
Restricted stock issued	10,440		1	—	(1)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	65,526	—	7	—	(7)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	10,621	—	1	—	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(53,607)	—	(5)	—	(1,422)	—	—	—	(1,427)	—	(1,427)
Restricted Stock forfeited	(41,973)	—	(4)	—	4	—	—	—	—	—	—
Stock issued for employee stock purchase plan	56,927	—	5	—	1,357	—	—	—	1,362	—	1,362
Stock-based compensation expense	—	—	—	—	6,775	—	—	—	6,775	—	6,775
Dividends Paid	—	—	—	—	—	—	(12,063)	—	(12,063)	—	(12,063)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	—	—	32,490	—	32,490	—	32,490
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	—	—	(1,701)	(1,701)
Transfer of subsidiary shares from noncontrolling interest	—	—	—	—	(3,791)	—	—	—	(3,791)	3,791	—
Other comprehensive income	—	—	—	—	—	—	—	9,839	9,839	—	9,839
Balance at December 31, 2023	33,603,242	—	$3,361	$—	$192,701	$—	$610,802	$(70,796)	$736,068	$—	$736,068
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$30,789	$61,963	$110,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for (reversal of) credit losses	61,277	13,945	(16,500)
Net premium amortization on securities and other short-term investments	4,850	8,537	12,596
Depreciation and amortization	6,842	5,883	7,269
Stock-based compensation expense	6,775	5,788	4,782
Losses on loans held for sale carried at the lower of cost or fair value	43,057	159	—
Loans on sale of repossessed assets	2,649	—	—
Impairment on investment carried at cost	1,963	—	—
Change in cash surrender value of bank owned life insurance	(5,173)	(5,406)	(5,459)
Securities losses (gains), net	10,989	3,689	(3,740)
Derivative gains, net	(28)	(455)	—
(Gain) loss on sale of loans, net	(4,355)	320	(4,276)
Net gain on sale of headquarters building	—	—	(62,387)
Net loss on sale of premises and equipment	—	—	71
Deferred taxes and others	(5,508)	4,998	6,000
(Gain) loss on early extinguishment of advances from the FHLB, net	(40,084)	(10,678)	2,488
Proceeds from sales and repayments of mortgage loans originated for sale (at fair value)	286,504	143,082	20,859
Originations and purchases of mortgage loans originated for sale (at fair value)	(343,524)	(286,715)	(35,108)
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	(34,449)	(15,348)	(4,432)
Account payable, accrued liabilities and other liabilities	4,147	21,078	34,957
Net cash provided by (used in) operating activities	26,721	(49,160)	67,431

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(264,094)	(266,667)	(425,864)
Held to maturity	—	(140,028)	(100,403)
Federal Home Loan Bank stock	(83,119)	(38,044)	(4,565)
Equity securities with readily determinable fair value not held for trading	(2,500)	(12,656)	—
	(349,713)	(457,395)	(530,832)
Maturities, sales, calls, paydowns and redemptions of investment securities:
Available for sale	104,191	246,394	446,436
Held to maturity	14,718	15,354	39,695
Federal Home Loan Bank stock	88,400	29,964	22,110
Equity securities with readily determinable fair value not held for trading	11,168	252	23,470
	218,477	291,964	531,711
Net proceeds from sale of headquarters building	—	—	132,360
Net (increase) decrease in loans	(509,687)	(1,311,608)	93,321
Proceeds from loan portfolio sales	109,224	84,029	166,329
Purchase of bank owned life insurance	(65,015)	—	—
Purchases of premises and equipment and others	(10,933)	(10,629)	(6,577)
Proceeds from sales of premises and equipment	535	—	28
Proceeds from sales of repossessed assets and other real estate owned	2,464	6,393	16
Cash paid in business acquisition, net	(1,970)	—	(1,037)
Net cash (used in) provided by investing activities	(606,618)	(1,397,246)	385,319

Cash flows from financing activities
Net increase in demand, savings and money market accounts	281,822	1,022,913	602,950
Net increase (decrease) in time deposits	568,842	390,415	(703,722)
Proceeds from advances from the Federal Home Loan Bank	1,955,000	1,130,000	485,500
Repayments of advances from the Federal Home Loan Bank	(2,176,977)	(1,024,322)	(729,618)
Proceeds from issuance of subordinated notes, net of issuance costs	—	29,146	—
Repurchase of common stock - Class A	(4,933)	(72,060)	(36,332)
Dividends paid	(12,063)	(12,230)	—
Repurchase of common stock - Class B	—	—	(9,563)
Disbursements arising from stock based compensation, net	(523)	(1,063)	(2,143)
Net cash provided by (used in) financing activities	611,168	1,462,799	(392,928)
Net increase in cash and cash equivalents and restricted cash	31,271	16,393	59,822

Cash and cash equivalents and restricted cash
Beginning of period	290,601	274,208	214,386
End of period	$321,872	$290,601	$274,208

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid:
Interest	$211,769	$67,295	$46,327
Income taxes	24,966	27,537	14,538
Initial recognition of operating lease right-of-use assets	—	—	55,670
Initial recognition of operating lease liabilities	—	—	56,024
Right-of-use assets obtained in exchange for new lease obligations	12,001	8,887	91,797
Noncash investing activities:
Surrender of bank owned life insurance receivable from former insurance carrier	63,628	—	—
Mortgage loans held for sale (at fair value) transferred to loans held for investment	98,918	96,233	—
Loans held for sale (at lower cost or fair value) transferred to loans held for investment	—	65,802	—
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	449,563	—	256,154
Net transfers from premises and equipments to operating lease right-of-use assets	—	—	69,931
Loans transferred to other assets	26,534	—	9,400

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank is a national bank subject to regulation and regular examinations by the Office of the Comptroller of the Currency (“OCC”). The Bank has three operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”).

The Bank has been serving the communities in which it operates for over 40 years. The Bank has 23 Banking Centers, including 16 located in South Florida, six in the Greater Houston area, Texas, and one in Tampa, Fl. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s operating subsidiaries Amerant Investments and the Cayman Bank. Amerant Mortgage offers a full complement of residential lending solutions including conventional, government, construction, Jumbo loans, and other residential lending product offerings. The Company’s main activities are concentrated in its primary markets, with domestic customers located within those markets, and with international customers mainly located in Latin America. The Company does not have any significant concentrations to any one customer.

In May 2021, the Company incorporated a new wholly owned subsidiary, Amerant SPV, LLC, or Amerant SPV. From time to time, the Company may evaluate select opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive. In addition, through Amerant SPV, we may also invest in companies and funds that invest in technology companies that are developing solutions aimed at allowing financial institutions and community banks to more effectively compete and serve their customers.

The Company’s Class A common stock, par value $0.10 per common share (the “Common Stock”) was listed and traded on the The Nasdaq Stock Market LLC (“Nasdaq”) Global Select Market under the symbol “AMTB” until August 28, 2023. On August 3, 2023, the Company provided written notice to Nasdaq of its determination to voluntarily withdraw the principal listing of the Company’s Common Stock from Nasdaq and transfer the listing of the Common Stock to the New York Stock Exchange (“NYSE”). The Company’s Common Stock listing and trading on Nasdaq ended at market close on August 28, 2023, and trading commenced on the NYSE at market open on August 29, 2023 where it continues to trade under the stock symbol “AMTB”.

Restructuring Activities
The Company continues to work at optimizing its operating structure to best support its business activities.

In 2021, the Bank entered into a new multi-year outsourcing agreement with a recognized third party financial technology services provider (the “Financial Technology Services Agreement”). Under the terms of this agreement, the third party has assumed full responsibility over a significant number of the Bank’s former support functions and staff, including certain back-office operations. This new relationship entails transitioning of our core data processing platform and other applications from previous software vendors to those offered by this third party financial technology service provider. This new agreement is expected to allow the Bank to achieve greater operational efficiencies and deliver more advanced solutions and services to our customers. Effective January 1, 2022, there were 80 employees who are no longer working for the Company as a result of this new agreement. The Company completed the transition of its core data processing platform and other applications in the fourth quarter of 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Contract termination Costs

In connection with the implementation of the Financial Technology Services Agreement, the Company recorded estimated contract termination and related costs of approximately of $1.6 million and $7.1 million in 2023 and 2022, respectively. The Company does not expect to incur significant contract termination costs in the future in connection with the implementation of this agreement.

Other Restructuring Costs

In 2023, the Company recorded severance costs of approximately $4.0 million, branch closure expenses and related charges of $2.3 million, consulting and other professional fees and software expenses totaling of $6.4 million and a charge of $1.4 million related to the disposition of fixed assets due to the write off of in-development software.

In 2022, the Company recorded severance costs of approximately $3.0 million, consulting and other professional fees of $3.6 million and branch closure expenses and related charges of $1.6 million.
Severance costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income (loss).
Optimizing Capital Structure
Subordinated Notes. On March 9, 2022, the Company completed a $30.0 million offering of subordinated notes with a 4.25% fixed-to-floating rate and due on March 15, 2032 (the “Subordinated Notes”). See Note 10-Subordinated Notes, for details.
Stock Repurchases. In March of 2021, the Company announced a repurchase program to purchase up to $40 million of shares of Class B common stock (the “Class B Common Stock Repurchase Program”). In September 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50 million of shares of the Company’s Class A common stock (the “Class A Common Stock Repurchase Program”), and terminated the Class B Common Stock Repurchase Program, previously authorized in March 2021.

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

In 2023, 2022 and 2021 the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock repurchased in 2023, 2022 and 2021.
See Note 18-Stockholders’ Equity for details on all stock repurchases.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
Dividends. In January 2024, and each of the four quarters of 2023 and 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. In 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share of the Company’s Class A common stock. See Note 18-Stockholders’ Equity for details on all dividends declared.
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

Changes in Ownership Interest in Amerant Mortgage
At December 31, 2023 and 2022, the Company had an ownership interest of 100% and 80% in Amerant Mortgage, respectively. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. This transaction had no material impact to the Company’s results of operations in the year ended December 31, 2023. In connection with the change in ownership interest, which brought the noncontrolling interest share of equity to zero, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital as of that date.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Business Acquisition
On January 13, 2023 (the “ 2023 Acquisition Date”), Amerant Mortgage completed the acquisition of certain assets and the assumption of certain liabilities of F&B Acquisition Group LLC (“F&B”), including access to an assembled workforce and other identifiable intangibles which collectively constituted a business (the “F&B Acquisition.”) The F&B Acquisition was recorded as a business acquisition using the acquisition method of accounting. The purchase price of approximately $2.0 million was paid in cash and included the fair value of certain loans held for sale of $1.0 million. Upon completion of the purchase price allowance in the forth quarter of 2023, the Company determined there was no contingent consideration required to be included as part of purchase price. The Company recorded goodwill of $1.0 million, which represented the excess of the initial purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed.

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

Amerant SPV Investments

The Company, through Amerant SPV, has invested in equity and non-equity instruments issued by Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. In connection with the equity investment, in November 2021, Gerald P. Plush, our Company’s Chairman, President & CEO, was appointed to Marstone’s Board of Directors as one of its seven individual members. In July 2023, the Company’s Chief Operating Officer replaced Mr. Plush in the role, and does not have individual power to control or direct the operations of Marstone. The Company’s equity investment in Marstone represents less than 5% of its voting power. In addition, the Company considers it does not have a variable interest in Marstone. At December 31, 2023 and 2022, the Company’s investments in Marstone include equity investments of $0.5 million and $2.5 million, respectively, and non-equity investments of $1.6 million and $1.3 million, respectively. In 2023, the Company recorded an impairment charge of $2.0 million related to its equity investments in Marstone.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

In October 2021, the Company invested $2.5 million in an equity instrument issued by Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers working capital financing solutions. This equity investment represents less than 5% of Raistone’s voting power. In addition, the Company considers it does not have a variable interest in Raistone. There were no additional investments in Raistone in 2023 and 2022.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “JAM FINTOP Fund”), with an initial commitment of approximately $5.4 million that may be expanded to $9.8 million should the Fund increase to its maximum target size of $200 million. Initially, the JAM FINTOP Fund will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments, and exchanges. As a strategic lead investor in the JAM FINTOP Fund, the Company expects to have access and become an early adopter of this transformational technology. At December 31, 2023 and 2022 the investment in the JAM FINTOP Fund amounts to $1.4 million and $1.2 million, respectively.
In May 2023, the Company became an investor in the Black Dragon Fund (“Black Dragon”). At December 31, 2023, the investment in Black Dragon amounted to $1.0 million.
These investments in Marstone, Raistone, Black Dragon and the Fund are recorded at their original cost and are included in the Company’s consolidated balance sheet in other assets. The Company reviews these investments periodically for deterioration. At December 31, 2023, 2022 and 2021, other than the impairment charge discussed above in connection with the Company's investments in Marstone, the Company considers these investments are not deteriorated and did not record an impairment charge as a result.
Bank Owned Life Insurance
In the fourth quarter of 2023, the Company completed a restructuring of its bank-owned life insurance (“BOLI”) program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into a higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately 2 years. In the fourth quarter of 2023, the Company recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, included as part of other operating expenses, and (iii) income tax expense of $2.8 million. In addition, as of December 31, 2023, the Company had a receivable from the prior insurance carrier for $62.5 million in connection with the restructuring of the Company’s BOLI in the fourth quarter of 2023, which was included as part of other assets in the Company’s consolidated balance sheet. The Company collected in full this receivable from the prior insurance carrier in February 2024.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
On April 2, 2020, the Bank began participating in the SBA’s Paycheck Protection Program, or “PPP”, by providing loans to qualifying businesses to cover payroll, rent, mortgage, healthcare, and utilities costs, among other essential expenses. As of December 31, 2023 and 2022, PPP loan balances were not significant. In the second quarter of 2021, the Company sold to a third party, in cash, PPP loans with an outstanding balance of approximately $95.1 million, and realized a pretax gain on sale of $3.8 million. The Company retained no loan servicing rights on these PPP loans.
Loan Modification Programs. On March 26, 2020, the Company began offering loan payment relief options to customers impacted by the COVID-19 pandemic, including interest only and/or forbearance options. These programs continued throughout 2020 and in the six months ended June 30, 2021. In the third quarter of 2021, the Company ceased to offer these loan payment relief options, including interest-only and/or forbearance options. Loans that had been modified under these programs totaled $1.1 billion as of December 31, 2021. As of December 31, 2023 and 2022, there were no loans under these deferral and/or forbearance options.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

b) Basis of Presentation and Summary of Significant Accounting Policies
Emerging Growth Company
Section 107 of the JOBS Act provides that, as an “emerging growth company”, or EGC, a Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In 2019, the Federal bank regulators recognized or permitted public companies that are EGCs to delay the adoption of accounting pronouncements until those standards would otherwise apply to private companies. The Company benefited from this extended transition period from the date it became a publicly traded company through the date immediately prior to December 31, 2022. As of December 31, 2022, the Company determined that it no longer qualified as an EGC as of December 31, 2022 and, therefore, was unable to continue to benefit from any extended transition period for complying with new or revised accounting standards as of that date. See discussion below of recently adopted accounting pronouncements as a result of this transition. See sections below for more details.
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
Non-Controlling Interest
The Company records net loss attributable to non-controlling interests in its consolidated statement of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets and separately as net loss attributable to non-controlling interests on the consolidated statement of operations and comprehensive income (loss). At December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary and, as result, there was no noncontrolling interests at that date. At December 31, 2022 and 2021, non-controlling interests in Amerant Mortgage were 20% and 49%, respectively. In 2021 and throughout the first quarter of 2022, non-controlling interests in Amerant Mortgage was 49%.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: (i) the determination of the allowance for credit losses; (ii) the fair values of loans, securities and derivative contracts; (iii) the cash surrender value of bank owned life insurance; (iv) the determination of whether the amount of deferred tax assets will more likely than not be realized; and (v) the determination of estimated contract termination costs. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
In 2023 and 2022, noninterest expenses include $1.6 million and $7.1 million, respectively, of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established, or when the Company determines that it no longer derives economic benefits from the contracts. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Brokerage and advisory activities include brokerage commissions and advisory fees. Brokerage commissions earned are related to the dollar amount of trading volume of customers’ transactions. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument has been transferred to/from the customer. Advisory fees are derived from investment advisory fees and account administrative services. Investment advisory fees are recorded as earned on a pro rata basis over the term of the contracts, based on a percentage of the average value of assets managed during the period. The Company believes the performance obligation for providing advisory services is satisfied over time because the customer is receiving and consuming benefits as they are provided by the Company. These fees are assessed and collected at least quarterly. Account administrative fees are charged to customers for the maintenance of their accounts and are earned and collected on a quarterly basis. Fiduciary activities fee income is recognized as earned on a pro rata basis over the term of contracts.
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

Stock-based Compensation
The Company may grant share-based compensation and other related awards to its non-employee directors, officers, employees and certain consultants. Compensation cost is measured based on the estimated fair value of the award at the grant date and recognized in earnings as an increase in additional paid in capital on a straight-line basis over the requisite service period or vesting period for each separately vesting portion of each award when awards have graded vesting features. The fair value of the unvested shares of restricted stock and restricted stock units is based on the market price of the Company’s Class A common stock at the date of the grant. The fair value of performance stock units at the grant date is based on estimated fair values using an option pricing model.
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
Advertising Expenses
Advertising expenses are expensed as incurred, and includes amortization of naming rights intangible, except for media production costs which are expensed upon the first airing of the advertisement, and are included in other noninterest expenses.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
In 2023, 2022 and 2021, salaries and employment benefits include $4.0 million, $3.0 million and $3.6 million, respectively, of severance expenses mainly in connection with the Company’s restructuring activities.
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
Cash and Cash Equivalents
The Company has defined as cash equivalents those highly liquid instruments purchased with an original maturity of three months or less and include cash and cash due from banks, federal funds sold and deposits with banks and other short-term investments.
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. Effective March 26, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirements ratios to zero percent in response to the COVID-19 pandemic, therefore, there were no reserves required at December 31, 2023 and 2022.
The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the Federal Deposit Insurance Corporation, or FDIC.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Securities
The Company classifies its investments in securities as debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Securities classified as debt securities held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2023 and 2022, securities receivables included in other assets amounted to $0.8 million and $0.9 million, respectively. At December 31, 2023 and 2022, securities payable related to purchases pending settlement and included in other liabilities amounted to $0.3 million.

For debt securities available for sale, the Company evaluates whether: (i) the fair value of the securities is less than the amortized costs basis; (ii) it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, and (iii) the decline in fair value has resulted from credit losses or other factors. The Company estimates credit losses on debt securities available for sale using a discounted cash flow model. The present value of an impaired debt security results from estimating future cash flows that are expected to be collected, discounted at the debt security’s effective interest rate. The Company develops its estimates about cash flows expected to be collected and determines whether a credit loss exists, generally using information about past events, current conditions, reasonable and supportable forecasts and other qualitative factors including the extent to which fair value is less than amortized cost basis, adverse conditions specifically related to the security, industry or geographic area, changes in conditions of any collateral underlying the securities, changes in credit ratings, failure of the issuer to make scheduled payments, among other qualitative factors specific to the applicable security. If a credit loss exists, the Company records an allowance for the credit losses, limited to the amount by which the fair value is less than the amortized cost basis. The Company recognizes in AOCI/AOCL any decline in the fair value below amortized cost on debt securities available for sale that has not been recorded through an allowance for credit losses.

Loans Held for Sale, at Lower of Cost or Fair Value
Loans originated for investment are transferred into the held for sale classification at the lower of carrying amount or fair value, when they are specifically identified for sale and a formal plan exists to sell them. When the Company determines that a formal plan to sell loans in this category no longer exists, the Company reclassifies these loans to loans held for investment at their carrying value at the date of the transfer, with the loans’ carrying value becoming their new basis. Any resulting difference between the loans unpaid principal amount and their carrying value is amortized through earning for the remainder lives of the loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Mortgage Loans Held for Sale, at Fair Value
Mortgage loans originated for sale are carried at fair value under the fair value option, with changes in fair value recognized in current period earnings presented in other income. The fair value is measured on an individual loan basis using quoted market prices and when not available, comparable market value or discounted cash flow analysis may be utilized. Gains and losses on loan sales are recognized in other noninterest income in the consolidated statements of operations and comprehensive (loss) income.
Loans Held for Investment
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans, or CRE loans, (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the loans unamortized costs reduced by an allowance for credit losses if any. The unamortized cost of a loan consists of its unpaid principal balance, unamortized premiums, discounts and deferred loan origination fees and costs, net of amounts previously charged off. Unamortized premiums, discounts and deferred loan origination costs, including premiums paid on purchases of indirect consumer loans as well as purchases of single-family residential loans and other loans, amounted to $11.2 million and $17.8 million at December 31, 2023 and 2022, respectively.

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
December 31, 2023, 2022 and 2021

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Expected credit losses on loans to borrowers that are domiciled in foreign countries, primarily loans in the Consumer and Financial Institutions portfolios are generally estimated by assessing available cash or other types of collateral, and the probability of losses arising from the Company’s exposure to those collateral assets. Loans in these portfolio are generally fully collateralized with cash, securities and other assets and, therefore, generally have no expected credit losses.

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectible. These loans are considered uncollectible when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk and credit monitoring grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) when loans are evaluated individually and the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) beginning effective as of and for the year ended December 31, 2022, when closed-end retail loans become past due 90 days (120 days previously) or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.
The Company modifies loans related to borrowers experiencing financial difficulties by providing multiple types of concessions. When the Company modifies loans by providing principal forgiveness, the amount of the principal forgiveness is deemed to be uncollectible and, therefore, that portion of the loan is written off resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.
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
December 31, 2023, 2022 and 2021

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
The Company provides equipment financing through a variety of loan and lease structures, including direct or sale type finance leases and operating leases. Direct or sale type finance leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income is recognized over the term of the direct or sale type finance leases to achieve a constant periodic rate of return on the outstanding investment. Operating leases are stated at cost, less accumulated depreciation. Rental income in connection with operating leases are included as part of other noninterest income in the Company’s consolidated statement of operations and comprehensive income (loss).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans (“MSRs”), either when the mortgage loans are sold to third parties and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. These MSRs are initially recorded at fair value. The Company has elected to subsequently measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive (loss) income. At December 31, 2023 and 2022, MSRs totaled $1.4 million and $1.3 million, respectively.
Bank Owned Life Insurance
BOLI policies are recorded at the cash surrender value of the insurance contracts, which represent the amount that may be realizable under the contracts, at the consolidated balance sheet dates. Changes to the cash surrender value are recorded as other noninterest income in the consolidated statements of operations.
Other Real Estate Owned and Repossessed Assets
The Company, from time to time, receives other real estate property, or OREO, and non-real estate repossessed assets, in full or partial satisfaction of its loans. OREO and non-real estate repossessed assets are recorded at the fair value of the asset less the estimated cost to sell, and the loan amount reduced for the remaining balance of the loan. The amount by which the cost basis in the loan exceeds the fair value (net of estimated cost to sell) of the asset is charged to the ACL. Upon transfer to OREO and repossessed assets, the fair value less cost to sell becomes the new cost basis for the asset. Subsequent declines in the fair value of the assets below the new cost basis are recorded through the use of a valuation allowance. The fair value of OREO is generally based upon recent appraisal values of the property, less cost to sell. The fair value of non-real estate repossessed assets is generally provided by third parties based om their assumptions and quoted market prices for similar assets, when available. At December 31, 2023 the Company had OREO totaling $20.2 million (none at December 31, 2022) and is reported on the consolidated balance sheet in Other assets. In 2023, the Company repossessed and sold assets with a carrying value of $6.4 million and realized a loss on sale of approximately $2.6 million. There was no other repossessed assets activity in 2022.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Goodwill
Goodwill primarily represents the excess of consideration paid over the fair value of the net assets acquired in transactions recorded as business combinations. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount which includes goodwill (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, then an impairment loss exists and is recognized in an amount equal to that excess, limited to the total amount of goodwill. At December 31, 2023, the Company determined that goodwill related to its subsidiaries Amerant Mortgage and the Cayman Bank was impaired and, therefore, recorded a goodwill impairment charge of $1.3 million in 2023. At December 31, 2022, goodwill was considered not impaired and, therefore, no impairment charges were recorded in 2022.
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
December 31, 2023, 2022 and 2021

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

Reclassifications
In 2023 and 2022, advertising expenses are presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). Prior to 2022, these expenses were presented as a component of other noninterest expenses in the Company’s consolidated statement of operations and comprehensive income (loss). Also, in 2023 and 2022, loan- level derivative expenses are presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). Prior to 2022, these expenses were presented as a component of professional and other services fees in the Company’s consolidated statement of operations and comprehensive income (loss).
In 2023, OREO and repossessed assets, net expense is presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In 2022 and 2021, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive income (loss). We had no other repossessed assets as of December 31, 2023, and as of and for the years ended December 31 2022 and 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

c) Recently Issued Accounting Pronouncements
Issued and Adopted
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

Upon CECL adoption, the Company did not record a change to the allowance for credit losses for off-balance sheet credit exposures, and the Company did not record an allowance for credit losses for debt securities available for sale and held to maturity. See Note 3-Securities for more details on the determination of expected credit losses on debt securities available for sale and held to maturity.

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
December 31, 2023, 2022 and 2021
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

During 2021, the Company completed its assessment of all third-party-provided products, services, and systems that would be affected by any changes to references to LIBOR, including changes to all relevant systems. Beginning in January 2022, the Company started referencing new loans and other products, including loan-level derivatives to the Secured Overnight Financing Rate (“SOFR”). In 2023, the Company completed the migration of all variable rate loans, derivative contracts and other financial instruments from LIBOR to SOFR.

Issued and Not Yet Adopted
New Guidance for Segment Reporting
In November 2023, the FASB issued new guidance to improve disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments require entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under FASB ASC Topic 280 in interim periods. Also, this guidance clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements when adopted.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
New Guidance on Income Taxes
In December 2023, the FASB issued amended guidance that requires entities to provide additional income tax disclosures for annual and interim periods. This includes the disclosure of more detailed information on income tax reconciliations and income tax paid. In addition, the amendments remove certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements when adopted.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At December 31, 2023 and 2022 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $243 million and $229 million, respectively. At December 31, 2023 and 2022 the average interest rate on these deposits was approximately 5.64% and 1.79%, respectively. These deposits mature within one year.
As of December 31, 2023, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. As of December 31, 2023, the Company held $6.1 million with an average yield of 4.80% related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents. There were no other short-term investments at December 31, 2022.

At December 31, 2023 and 2022, the Company had restricted cash balances of $25.8 million and $42.2 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the bank, to repay according to margin requirements. At December 31, 2023 and 2022, this obligation was $25.0 million and $41.6 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities (1) (2)	$591,972	$2,297	$(36,962)	$—	$557,307
Corporate debt securities (2)	285,217	—	(24,415)	—	260,802
U.S. government agency debt securities (1) (2)	428,626	933	(38,782)	—	390,777
U.S. treasury securities	1,998	—	(7)	—	1,991
Municipal bonds (1)	1,731	—	(63)	—	1,668
Collateralized loan obligations	5,000	—	(43)	—	4,957
Total debt securities available for sale (3)	$1,314,544	$3,230	$(100,272)	$—	$1,217,502
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2023, we had total residential-mortgage backed securities, included as part of total debt securities available for sale, with amortized cost of $910.1 million and fair value of $844.5 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
(2)Includes commercial mortgage-backed securities. As of December 31, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $99.7 million and fair value of $91.8 million.
(3)Excludes accrued interest receivable of $6.7 million as of December 31, 2023, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government sponsored enterprise debt securities (1)(2)	$480,359	$981	$(43,666)	$—	$437,674
Corporate debt securities (2)	306,898	1	(26,199)	—	280,700
U.S. government agency debt securities (1)(2)	373,593	42	(42,814)	—	330,821
U.S. treasury securities	1,997	—	(1)	—	1,996
Municipal bonds (1)	1,731	—	(75)	—	1,656
Collateralized loan obligations	5,000	—	(226)	—	4,774
Total debt securities available for sale (3)	$1,169,578	$1,024	$(112,981)	$—	$1,057,621
________________
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

The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $10.5 million and $9.7 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the years ended December 31, 2023 and 2022, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Years Ended December 31
(in thousands)	2023	2022	2021
Proceeds from sales, redemptions and calls of debt securities available for sale	$4,069	$61,399	$114,923

Gross realized gains	—	73	4,307
Gross realized losses	(10,823)	(2,522)	(33)
Realized (loss) gain, net	$(10,823)	$(2,449)	$4,274

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	7	$68,923	$(187)	328	$347,632	$(36,775)	$416,555	$(36,962)
Corporate debt securities	2	3,992	(13)	59	256,810	(24,402)	260,802	(24,415)
U.S. government agency debt securities	12	19,475	(137)	158	296,632	(38,645)	316,107	(38,782)
Municipal bonds	—	—	—	3	1,668	(63)	1,668	(63)
U.S. treasury securities	1	1,991	(7)	—	—	—	1,991	(7)
Collateralized Loan Obligations	1	$4,957	$(43)	—	—	—	4,957	(43)
	23	$99,338	$(387)	548	$902,742	$(99,885)	$1,002,080	$(100,272)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	250	$292,595	$(22,315)	108	$96,986	$(21,351)	$389,581	$(43,666)
Corporate debt securities	50	203,516	(13,374)	14	72,190	(12,825)	275,706	(26,199)
U.S. government agency debt securities	92	88,056	(4,976)	104	240,668	(37,838)	328,724	(42,814)
Municipal bonds	3	1,656	(75)	—	—	—	1,656	(75)
U.S. treasury securities	1	1,996	(1)	—	—	—	1,996	(1)
Collateralized Loan Obligations	1	4,774	(226)	—	—	—	4,774	(226)
	397	$592,593	$(40,967)	226	$409,844	$(72,014)	$1,002,437	$(112,981)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

There were no debt securities available for sale held by the Company considered delinquent on contractual payments as of December 31, 2023 and 2022, nor were there any securities placed on non-accrual status during the year ended December 31, 2023 and 2022.

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At December 31, 2023 and 2022, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of December 31, 2023 and 2022.

Corporate Debt Securities

Investments in corporate debt securities available for sale in an unrealized loss position as of December 31, 2023 include: (i) securities considered “investment-grade-quality,” primarily issued by financial institutions, with a fair value of $252.4 million ($258.8 million at December 31, 2022) and total unrealized losses of $23.8 million at that date ($24.1 million at December 31, 2022), and (ii) a security considered “non-investment-grade-quality,” issued by a company in the technology industry, with a fair value of $8.4 million ($16.9 million at December 31, 2022) and total unrealized losses of $0.6 million at that date ($2.1 million at December 31, 2022).

As of December 31, 2023 and 2022, our corporate debt securities available for sale issued by financial institutions were primarily “investment-grade-quality”, and had a fair value of $186.9 million and $206.3 million, respectively, and net unrealized losses of $18.2 million and $16.6 million, respectively.

At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”) with a fair value of $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less than one year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company had proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The Company does not intend to sell its investments in corporate debt securities available for sale and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of December 31, 2023 and 2022.

Debt securities held to maturity
Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$63,883	$387	$(6,914)	$57,356	$—
U.S. government sponsored enterprise debt securities (1)(2)	162,762	—	(15,173)	147,589	—
Total debt securities held to maturity (3)	$226,645	$387	$(22,087)	$204,945	$—
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2023, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $199.2 million and fair value of $179.2 million
(2)Includes commercial mortgage-backed securities. As of December 31, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $27.5 million and fair value of $25.7 million.
(3)Excludes accrued interest receivable of $0.7 million as of December 31, 2023, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$68,556	$109	$(7,778)	$60,887	$—
U.S. government sponsored enterprise debt securities (1)(2)	173,545	—	(16,823)	156,722	—
Total debt securities held to maturity (3)	$242,101	$109	$(24,601)	$217,609	$—
_______________
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
(3)Excludes accrued interest receivable of $0.8 million as of December 31, 2022 which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$47,370	$(6,914)	$47,370	$(6,914)
U.S. government sponsored enterprise debt securities	—	—	—	34	147,590	(15,173)	147,590	(15,173)
	—	$—	$—	46	$194,960	$(22,087)	$194,960	$(22,087)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$50,755	$(7,778)	$50,755	$(7,778)
U.S. government sponsored enterprise debt securities	31	142,033	(9,085)	3	14,689	(7,738)	156,722	(16,823)
	31	$142,033	$(9,085)	15	$65,444	$(15,516)	$207,477	$(24,601)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Beginning January 1, 2022, the Company evaluates all securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of December 31, 2023. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2023 and 2022, all held to maturity securities held by the Company were rated investment grade or higher.

Contractual maturities

Contractual maturities of debt securities at December 31, 2023 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$2,760	$2,741	$—	$—
After 1 year through 5 years	142,642	136,681	—	—
After 5 years through 10 years	206,451	187,107	19,099	18,237
After 10 years	962,691	890,973	207,546	186,708
	$1,314,544	$1,217,502	$226,645	$204,945
Actual maturities of debt securities available for sale and held to maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.
b) Equity securities with readily available fair value not held for trading
As of December 31, 2023, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair value of $2.5 million, which was purchased in the second quarter of 2023. As of December 31, 2022, the Company had equity securities with readily available fair value not held for trading with an original cost of $12.7 million and fair value of $11.4 million. These equity securities have no stated maturities. The Company recognized in earnings unrealized losses of $33 thousand and $1.3 million during the years ended December 31, 2023 and 2022, respectively, related to the change in fair value of equity securities with readily available fair value not held for trading.

In February 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged
As of December 31, 2023 and 2022, the Company had $206.4 million and $314.5 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	December 31, 2023	December 31, 2022
Real estate loans
Commercial real estate
Nonowner occupied	$1,616,200	$1,615,716
Multi-family residential	407,214	820,023
Land development and construction loans	300,378	273,174
	2,323,792	2,708,913
Single-family residential	1,466,608	1,102,845
Owner occupied	1,175,331	1,046,450
	4,965,731	4,858,208
Commercial loans	1,503,187	1,381,234
Loans to financial institutions and acceptances	13,375	13,292
Consumer loans and overdrafts	391,200	604,460
Total loans held for investment, gross (1)	$6,873,493	$6,857,194
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
December 31, 2023, 2022 and 2021

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

Single-family residential and consumer and other loans are retail open-end and closed-end credits extended to individuals for household, family and other personal expenditures. Single-family and consumer loans include loans to individuals secured by their personal residence, including first mortgage, home equity and home improvement loans as well as revolving credit card agreements. In addition, consumer and other loans, include purchased indirect lending loans we purchase from time to time from third parties. Because these loans generally consist of a large number of relatively small-balance, homogeneous loans for each type, their risks are generally evaluated collectively. In 2023, the Company purchased $26.5 million in single-family residential loans. In 2022, the Company purchased $385.8 million in indirect consumer loans and $173.1 million in single-family residential loans. There were no purchases of indirect consumer loans in 2023.

At December 31, 2023 and 2022, loans with an outstanding principal balance of $2.5 billion and $1.2 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts in the table above include loans held for investment under syndication facilities for approximately $271.8 million and $367.0 million at December 31, 2023 and 2022, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $210.9 million and $433.0 million at December 31, 2023 and 2022, respectively.

International loans included above were $87.6 million and $99.2 million at December 31, 2023 and 2022, respectively, mainly single-family residential loans. These loans are generally fully collateralized with cash, cash equivalents or other financial instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The age analysis of the loan portfolio by class as of December 31, 2023 and 2022 is summarized in the following table:

	December 31, 2023
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,616,200	$1,615,772	$428	$—	$—	$428
Multi-family residential	407,214	403,288	2,360	1,558	8	3,926
Land development and construction loans	300,378	300,378	—	—	—	—
	2,323,792	2,319,438	2,788	1,558	8	4,354
Single-family residential	1,466,608	1,453,073	4,196	3,511	5,828	13,535
Owner occupied	1,175,331	1,164,059	9,642	185	1,445	11,272
	4,965,731	4,936,570	16,626	5,254	7,281	29,161
Commercial loans	1,503,187	1,472,531	23,128	1,626	5,902	$30,656
Loans to financial institutions and acceptances	13,375	13,375	—	—	—	—
Consumer loans and overdrafts	391,200	383,689	3,142	4,277	92	7,511
	$6,873,493	$6,806,165	$42,896	$11,157	$13,275	$67,328

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Nonaccrual status
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	8	—	8	—
Single-family residential	773	1,686	2,459	5,218
Owner occupied	3,693	129	3,822	—
	4,474	1,815	6,289	5,218
Commercial loans	3,669	18,280	21,949	857
Consumer loans and overdrafts	—	38	38	49
Total (1)	$8,143	$20,133	$28,276	$6,124
_____________

(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2023.

	December 31, 2022
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$20,057	$—	$20,057	$—
Multi-family residential	—	—	—	—
Single-family residential	—	1,526	1,526	253
Owner occupied	5,936	334	6,270	—
	25,993	1,860	27,853	253
Commercial loans	482	8,789	9,271	183
Consumer loans and overdrafts	—	4	4	35
Total (1)	$26,475	$10,653	$37,128	$471
_____________

(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
b) Loans held for sale

(in thousands)	December 31, 2023	December 31, 2022
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Multi-family residential	$309,612	$—
Land development and construction loans	55,607	—
Total loans held for sale at the lower of fair value or cost (1)	$365,219	$—

Mortgage loans held for sale at fair value
Land development and construction loans	12,778	9,424
Single-family residential	13,422	53,014
Total Mortgage loans held for sale, at fair value (2)	$26,200	$62,438
Total loans held for sale (3)	$391,419	$62,438
__________________
(1)In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans.
(2)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(3)Excludes accrued interest receivable.

In January 2024, the Company completed the sale of approximately $365.2 million in Houston-based CRE loans carried at the lower of fair value or cost at December 31, 2023. There was no material impact to the Company’s results of operations in 2024 as result of this transaction.

In 2023, the Company sold one New York-based CRE loan carried at the lower of fair value or cost of approximately $43.3 million, and recognized a loss on sale of $2.0 million in connection with this transaction. In 2022, the Company completed the sale of approximately $57.3 million in loans held for sale carried at the lower of fair value or cost related to the New York portfolio, at their par value.

c) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South Florida and the greater Houston and New York City areas, especially the five New York City boroughs. At December 31, 2023, our commercial real estate loans held for investment based in South Florida, Houston, New York and other regions were $1.7 billion, $317 million, $217 million and $65 million, respectively.

Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $44.2 million and $27.7 million as of December 31, 2023 and 2022, respectively. In 2023, the Company reversed approximately $0.9 million of accrued interest receivable against interest income in connection with real estate and commercial loans placed in non-accrual status during the period. In the year ended December 31, 2022, the Company reversed accrued interest receivable on loans placed in non-accrual status during the year against interest income of approximately $0.9 million related to consumer loans and overdrafts and a total of $0.1 million related to real estate loans and commercial loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the years ended December 31, 2023 and 2022 are summarized in the following tables:

	December 31, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses - loans	10,761	27,412	—	22,004	60,177
Loans charged-off	(10,418)	(21,395)	—	(28,052)	(59,865)
Recoveries	296	9,904	—	1,492	11,692
Balances at end of the year	$25,876	$41,809	$—	$27,819	$95,504

	December 31, 2022
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$17,952	$38,979	$42	$12,926	$69,899
Cumulative effect of adoption of accounting principle (1)	17,418	(8,281)	(42)	9,579	18,674
Provision for (reversal of) credit losses - loans	(6,328)	1,619	—	18,654	13,945
Loans charged-off	(3,852)	(9,114)	—	(9,140)	(22,106)
Recoveries	47	2,685	—	356	3,088
Balances at end of the year	$25,237	$25,888	$—	$32,375	$83,500

_________________
(1)The Company adopted CECL effective as of January 1, 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of CECL.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The analyses by loan segment of the changes in the allowance for loan losses or ALL (ACL in 2023 and 2022) for the year ended December 31, 2021 and its allocation by impairment methodology and the related investment in loans, net as of December 31, 2021 is summarized in the following table:

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

The ACL increased by $12.0 million, or14.4% at December 31, 2023, compared to December 31, 2022. The ACL as a percentage of total loans held for investment was 1.39% at December 31, 2023 compared to 1.22% at December 31, 2022. The provision for credit losses on loans in 2023 was partially offset by net charge-offs. The $60.2 million provision for credit losses on loans includes $48.4 million in additional reserve requirements for loan charge-offs and credit quality, $4.1 million to account for loan growth and composition changes during the period, and $12.2 million to reflect macroeconomic conditions and loss factor updates. This provision was offset by a release of $4.5 million related to the classification of the Houston CRE multifamily portfolio as held-for-sale.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment in the three years ended December 31, 2023:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2023	$34,409	$33,307	$—	$—	$67,716
2022	$11,566	$13,897	$—	$1,313	$26,776
2021	$11,243	$102,247	$—	$3,524	$117,014
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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023. There were no loans that defaulted in the year ended December 31, 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Troubled Debt Restructurings
As result of adoption of guidance related to CECL in 2022, the Company had no reportable balances related to TDRs as of and for the year ended December 31, 2023. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.
The following table shows information about loans modified in TDRs as of December 31, 2022.

	As of December 31, 2022
(in thousands)	Number of Contracts	Recorded Investment
Real estate loans
Commercial real estate
Non-owner occupied	1	$448
Single-family residential	1	265
Owner occupied	2	7,065
	4	7,778
Commercial loans	9	3,416
Total (1)	13	$11,194
_________________
(1)As of December 31, 2022, included a multiple loan relationship with a South Florida customer consisting of CRE, owner occupied and commercial loans totaling $9.8 million. This TDR consisted of extending repayment terms and adjusting future periodic payments which resulted in no additional reserves.
During the year ended December 31, 2022, there were no loans that were modified and met the definition of a TDR. In the year ended December 31, 2021, there were two commercial loans that were modified and met the definition of a TDR, totaling $0.9 million. There were no charge-offs against the ACL as a result of these TDRs during 2022 and 2021.
During the years ended December 31, 2022 and 2021, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of December 31, 2023 and 2022, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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
The Company utilizes an internal risk rating system to identify the risk characteristics of each of its loans, or group of homogeneous loans such as consumer loans. Internal risk ratings are updated on a continuous basis on a scale from 1 (worst credit quality) to 10 (best credit quality). Loans are then grouped in five master risk categories for purposes of monitoring rising levels of potential loss risks and to enable the activation of collection or recovery processes as defined in the Company’s Credit Risk Policy. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Generally, internal risk ratings for commercial real estate loans and commercial loans with balances over $3 million are updated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. For consumer loans, single-family residential loans and smaller commercial loans under $3 million, risk ratings are updated based on the loans past due status. The following is a summary of the master risk categories and their associated loan risk ratings, as well as a description of the general characteristics of the master risk category:

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
December 31, 2023, 2022 and 2021
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of December 31, 2023 and 2022:

	December 31, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$163,018	$189,356	$564,003	$35,615	$89,920	$401,140	$173,148	$1,616,200
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	163,018	189,356	564,003	35,615	89,920	401,140	173,148	1,616,200

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	1,860	69,875	96,028	5,930	72,389	119,550	41,574	407,206
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	8	—	8
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	1,860	69,875	96,028	5,930	72,389	119,558	41,574	407,214

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	71,157	9,920	28,934	21,959	—	26,942	141,466	300,378
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	71,157	9,920	28,934	21,959	—	26,942	141,466	300,378

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	410,185	454,011	166,997	64,228	20,571	69,479	278,337	1,463,808
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	384	2,416	2,800
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	410,185	454,011	166,997	64,228	20,571	69,863	280,753	1,466,608

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	221,137	245,680	414,263	20,741	57,681	158,678	37,538	1,155,718
Special Mention	—	4,186	7,926	—	—	—	3,611	15,723
Classified
Substandard	—	—	2,530	—	—	825	535	3,890
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	221,137	249,866	424,719	20,741	57,681	159,503	41,684	1,175,331

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	414,882	280,911	13,432	9,738	34,209	34,804	661,979	1,449,955
Special Mention	—	—	—	—	—	2,056	28,205	30,261
Classified
Substandard	563	500	—	91	1,775	794	19,248	22,971
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial loans	415,445	281,411	13,432	9,829	35,984	37,654	709,432	1,503,187

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	—	—	—	13,375	—	13,375
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	—	—	—	13,375	—	13,375

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	27,977	183,235	51,278	12,833	26	—	115,810	391,159
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	41	41
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	27,977	183,235	51,278	12,833	26	—	115,851	391,200
Total loans held for investment, gross	$1,310,779	$1,437,674	$1,345,391	$171,135	$276,571	$828,035	$1,503,908	$6,873,493

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
December 31, 2023, 2022 and 2021

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The following tables present gross charge-offs by year of origination for the years ended December 31, 2023 and 2022:

	December 31, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$90	$—	$90
Multi-family residential	—	—	—	—	—	10,328	—	10,328
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	10,418	—	10,418
Single-family residential	—	—	—	—	—	39	—	39
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	10,457	—	10,457
Commercial loans	183	11,846	468	6,608	1,901	389	—	21,395
Loans to financial institutions and acceptances	—	—	—	—		—	—	—
Consumer loans and overdrafts	1,002	13,700	11,415	1,260	24	612	—	28,013
Total Year-To-Date Gross Charge-Offs	$1,185	$25,546	$11,883	$7,868	$1,925	$11,458	$—	$59,865

	December 31, 2022
	Term Loans Charge-offs by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$3,852	$—	$—	$—	$3,852
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	3,852	—	—	—	3,852
Single-family residential	—	—	—	—	—	14	—	14
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	3,852	—	14	—	3,866
Commercial loans	2,524	527	4,545	1,033	—	485	—	9,114
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	3,120	4,604	1,395	2	—	5	—	9,126
Total Year-To-Date Gross Charge-Offs	$5,644	$5,131	$5,940	$4,887	$—	$504	$—	$22,106

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2023		2022		2021
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$1,451,346	98.95%	$1,097,952	99.56%	$655,270	99.09%
30-59 Days Past Due	4,046	0.28%	2,965	0.27%	531	0.08%
60-89 Days Past Due	3,511	0.24%	149	0.01%	412	0.06%
90+ Days Past Due	5,246	0.36%	253	0.02%	—	—%
	12,803	0.88%	3,367	0.30%	943	0.14%
Total Accrual Loans	$1,464,149	99.83%	$1,101,319	99.86%	$656,213	99.23%
Non-Accrual Loans
Current	$1,727	0.12%	$358	0.03%	$2,612	0.39%
30-59 Days Past Due	150	0.01%	175	0.02%	459	0.07%
60-89 Days Past Due	—	—%	1	—%	—	—%
90+ Days Past Due	582	0.04%	992	0.09%	2,055	0.31%
	732	0.05%	1,168	0.11%	2,514	0.38%
Total Non-Accrual Loans	2,459	0.17%	1,526	0.14%	5,126	0.77%
Total single-family residential loans	$1,466,608	100.00%	$1,102,845	100.00%	$661,339	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2023		2022		2021
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$383,689	98.09%	$601,920	99.58%	$423,373	99.93%
30-59 Days Past Due	3,142	0.80%	2,439	0.40%	22	0.01%
60-89 Days Past Due	4,277	1.09%	62	0.01%	5	—%
90+ Days Past Due	54	0.01%	35	0.01%	8	—%
	7,473	1.90%	2,536	0.42%	35	0.01%
Total Accrual Loans	$391,162	99.99%	$604,456	100.00%	$423,408	99.94%
Non-Accrual Loans
Current	$—	—%	$1	—%	$251	0.06%
30-59 Days Past Due	—	—%	—	—%	—	—%
60-89 Days Past Due	—	—%	—	—%	2	—%
90+ Days Past Due	38	0.01%	3	—%	4	—%
	38	0.01%	3	—%	6	—%
Total Non-Accrual Loans	38	0.01%	4	—%	257	0.06%
Total consumer loans and overdrafts	$391,200	100.00%	$604,460	100.00%	$423,665	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Collateral -Dependent Loans

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of December 31, 2023 and 2022:

	As of December 31, 2023
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Multi-family residential	$8	$—	$—	$8	$—
	8	—	—	8	—
Single-family residential (1)	—	773	—	773	—
Owner occupied (2)	3,684	—	—	3,684	—
	3,692	773	—	4,465	—
Commercial loans	—	—	21,250	21,250	8,073
Consumer loans and overdrafts	—	—	36	36	34
Total	$3,692	$773	$21,286	$25,751	$8,107
_________________

(1)Weighted-average loan-to-value was approximately 64.8% at December 31, 2023.
(2)Weighted-average loan-to-value was approximately 73.0% at December 31, 2023.

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
_________________
(1)Weighted-average loan-to-value was approximately 92.7% at December 31, 2022.
(2)Weighted-average loan-to-value was approximately 62.7% at December 31, 2022.
(3)Includes loans with no specific reserves totaling $0.5 million with a weighted-average loan-to-value of approximately 42%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Collateral dependent loans are evaluated on an individual basis for purposes for determining expected credit losses. For collateral-dependent loans where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan. In the year ended December 31, 2023, the weighted-average loan-to-values related to existing owner-occupied collateral-dependent loans increased approximately 10.9% since December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2023	2022	(in years)
Land	$6,307	$6,307	NA
Buildings and improvements	9,773	9,303	10–30
Furniture and equipment	18,684	21,499	3–10
Computer equipment and software	26,831	27,327	3
Leasehold improvements	29,724	23,587	3–30
Work in progress	5,315	6,644	NA
	$96,634	$94,667
Less: Accumulated depreciation and amortization	(53,031)	(52,895)
	$43,603	$41,772
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
Depreciation and amortization expense was approximately $6.8 million, $5.9 million and $7.3 million in the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021 fully-depreciated equipment with an original cost of approximately $6.7 million, $12.2 million and $1.3 million, respectively, were written-off and charged against their respective accumulated depreciation. In 2021, depreciation expense associated with the Company’s previously owned headquarters building was $1.8 million. No depreciation expense related to the headquarters building was recorded in 2023 and 2022 as this property was sold and leased-back in 2021. Depreciation expense in 2023, 2022 and 2021 includes approximately $0.9 million, $0.6 million and $0.5 million of accelerated depreciation of leasehold improvements resulting from branch closures.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion and $928 million at December 31, 2023 and 2022, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $693 million and $486 million at December 31, 2023 and 2022, respectively. The average interest rate paid on time deposits was approximately 3.80% in 2023 and 1.75% in 2022. As of December 31, 2023 and 2022 brokered time deposits amounted to $720 million and $609 million, respectively. At December 31, 2023 and 2022 the maturity of time deposits were as follows:

(in thousands, except percentages)	2023		2022
Year of Maturity	Amount	%	Amount	%
2023	$—	—%	$1,461,456	84.5%
2024	1,494,035	65.0%	133,059	7.7%
2025	517,694	22.5%	75,984	4.4%
2026	166,783	7.3%	1,340	0.1%
2027	64,668	2.8%	52,976	3.1%
2028 and thereafter	53,917	2.4%	3,440	0.2%
Total	$2,297,097	100.0%	$1,728,255	100.0%

8.Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2023 and 2022, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2023	2022
			(in thousands)
2023	0.61% to 4.84%	Fixed	—	304,821
2024	1.68% to 5.46%	Fixed	40,000	100,000
2025	1.40% to 3.07%	Fixed	—	451,665
2026	4.90%	Fixed	10,000	—
2027 and after (1)	1.82% to 3.58%	Fixed	595,000	50,000
			$645,000	$906,486
_________________
(1)As of December 31, 2023, there were $595.0 million in advances from the FHLB with quarterly callable features, and with fixed interest rates ranging from 3.44% to 3.58%. As of December 31, 2022, there were no callable advances from the FHLB.

At December 31, 2023 and 2022, the Company held stock of the FHLB for approximately $37 million and $42 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2023 and 2022 the Company was in compliance with this requirement.
There were no other borrowings at December 31, 2023 and 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

In 2023, the Company realized total pretax gains of $40.1 million on the early repayment of $1.7 billion in advances from the FHLB. In 2022, the Company realized a net gain of $11.4 million on the early termination of $175 million of advances from the FHLB. In addition, in 2022, the Company incurred a loss of $0.7 million on the early repayment of $530 million in callable advances from the FHLB.

In 2021, the Company restructured $285 million of its fixed-rate FHLB advances, which were subsequently terminated in 2023 and are included among the $1.7 billion of early repayments mentioned above. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances ranged from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and being amortized over the term of the new advances, as an adjustment to the yields. In 2023, 2022 and 2021, the Company recognized $0.6 million, $1.9 million and $1.2 million, respectively, included as part of interest expense, as a result of this amortization. At December 31, 2023, there was no remaining unamortized penalty fee. The modifications were not considered a substantial modification in accordance with GAAP.

9. Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of December 31, 2023 and 2022, these Senior Notes amounted to $59.5 million and $59.2 million, respectively, net of direct unamortized issuance costs of $0.5 million and $0.8 million, respectively. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured, and unsubordinated indebtedness.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

10. Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of December 31, 2023 and 2022, these Subordinated Notes amounted to $29.5 million and $29.3 million, respectively, net of direct unamortized issuance costs of $0.5 million and $0.7 million, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
11. Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2023 and 2022, the Company owns all of the common capital securities issued by 5 statutory trust subsidiaries (the “Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (the “Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The Debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following tables provide information on the outstanding Trust Preferred Securities issued by, and the Debentures issued to, each of the Trust Subsidiaries as of December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	2002	3-M SOFR + 3.61%	2033
Commercebank Capital Trust VII	8,000	8,248	2003	3-M SOFR + 3.51%	2033
Commercebank Capital Trust VIII	5,000	5,155	2004	3-M SOFR + 3.11%	2034
Commercebank Capital Trust IX	25,000	25,774	2006	3-M SOFR + 2.01%	2038
Commercebank Capital Trust X	15,000	15,464	2006	3-M SOFR + 2.04%	2036
	$62,250	$64,178

	December 31, 2022
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	2002	3-M LIBOR + 3.35%	2033
Commercebank Capital Trust VII	8,000	8,248	2003	3-M LIBOR + 3.25%	2033
Commercebank Capital Trust VIII	5,000	5,155	2004	3-M LIBOR + 2.85%	2034
Commercebank Capital Trust IX	25,000	25,774	2006	3-M LIBOR + 1.75%	2038
Commercebank Capital Trust X	15,000	15,464	2006	3-M LIBOR + 1.78%	2036
	$62,250	$64,178

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2023 and 2022, no payments of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
LIBOR Cessation and Replacement Rate
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
Based on a review of the Trust Preferred Securities and the Debentures documents, these documents do not provide a replacement rate for 3-month LIBOR or include other fallback provisions which would apply on the LIBOR Replacement Date. Based on the U.K. Financial Conduct Authority’s current statements, it does not appear that a synthetic LIBOR benchmark will be applicable to the Trust Preferred Securities and Debentures. Accordingly, absent an amendment to the Trust Preferred Securities and Debenture documents, some other change in applicable law, rule, regulation, or some other development, on and after the LIBOR Replacement Date, 3-month CME term SOFR or 6-month CME Term SOFR (as defined in the regulations) as adjusted by the relevant spread adjustment of 0.26161%, shall be the benchmark replacement for 3-month LIBOR in the Trust Preferred Securities and Debentures documents, and all applicable benchmark replacement conforming changes as specified in the regulations will become an integral part of the Trust Preferred Securities and Debenture documents, without any action by any party. The Company did not seek to amend the Trust Preferred Securities and Debentures documents to reflect any other LIBOR benchmark replacement. Accordingly, after the LIBOR Replacement Date, the 3-month CME term SOFR as adjusted by the relevant spread adjustment of 0.26161%, became the benchmark replacement for 3-month LIBOR in the Trust Preferred Securities and Debentures documents, and all applicable benchmark replacement conforming changes as specified in the regulations became an integral part of the Trust Preferred Securities and Debenture documents.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
At December 31, 2023 and 2022 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2023				December 31, 2022
			Fair value				Fair value
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Interest rate swaps designated as cash flow hedges	6	$114,178	$296	$366	5	$64,178	$167	$45
Derivatives not designated as hedging instruments:
Interest rate swaps:
Customers	146	1,037,773	6,767	47,221	143	925,433	603	66,439
Third party broker	146	1,037,773	47,221	6,767	143	925,433	66,439	603
	292	2,075,546	53,988	53,988	286	1,850,866	67,042	67,042
Interest rate caps:
Customers	13	325,995	—	4,983	19	448,817	—	10,002
Third party broker	14	360,995	5,195	—	20	511,900	10,207	—
	27	686,990	5,195	4,983	39	960,717	10,207	10,002

Credit risk participation agreements	7	92,654	—	—	4	73,968	—	—

Mortgage derivatives:
Interest rate lock commitments	93	43,087	447	2	86	77,034	727	—
Forward contracts	11	16,000	6	94	9	17,000	107	71
	104	59,087	453	96	95	94,034	834	71
Total derivatives not designated as hedging instruments	430	2,914,277	59,636	59,067	424	2,979,585	78,083	77,115
Total	436	$3,028,455	$59,932	$59,433	429	$3,043,763	$78,250	$77,160

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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

At December 31, 2023 and 2022, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2023 and 2022 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In 2023 and 2022, the Company recognized unrealized gains and losses of $0.6 million and $0.4 million, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income (loss). As of December 31, 2023, the estimated net unrealized gains in accumulated other comprehensive expected to be reclassified into expense in the next twelve months amounted to $0.6 million.

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. In 2023 and 2022 , the Company recognized approximately $1.3 million and $1.4 million, respectively, as a reduction of interest expense on FHLB advances as a result of this amortization. As of December 31, 2023, the remaining cumulative net unrealized gains related to these interest rate swaps was $2.3 million.

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, and maturity in the second quarter of 2025. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. In 2023, the Company recognized unrealized losses of $0.4 million related to this interest rate swap contract. These unrealized losses were included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive (loss) income. As of December 31, 2023, the estimated net unrealized losses in accumulated other comprehensive (loss) income expected to be reclassified into interest income in the next twelve months amounted to $0.4 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Derivatives Not Designated as Hedging Instruments
a) Customer related positions
The Company offers certain derivatives products, including interest rate swaps and caps, directly to qualified commercial banking customers to facilitate their risk management strategies. The Company partially offsets its exposure to interest rate swaps and caps by entering similar derivative contracts with various third-party brokers.

Interest Rate Swaps
Interest rate swap contracts involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. These instruments have maturities ranging from less than 1 to 13 years in 2023 (1 to 14 years in 2022).
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
Interest Rate Caps
Interest rate cap contracts involve the Company making payments if an interest rate exceeds the agreed strike price. These instruments have maturities ranging from less than 1 to 11 years in 2023 (less than 1 to 12 years in 2022).
In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers. At December 31, 2023 and 2022, there were 1 and 4 interest rate cap contracts, respectively, with total notional amounts of $35.0 million and $140.0 million, respectively, in connection with this transaction.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. In 2023 and 2022, the change in the fair value of these instruments was an unrealized loss and gain of $0.4 million and $0.2 million, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. There were no securities pledged as collateral for interest rate swaps in a liability position at December 31, 2023. At December 31, 2022, there were $0.5 million in debt securities held for sale pledged as collateral to secure interest rate swaps designated as cash flow hedges, with a fair value of $45 thousand. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure threshold. At December 31, 2023 and 2022, the Company had cash held as collateral for derivatives margin calls of $25.0 million and $41.6 million, respectively. See Note 2 “Interest Earning Deposits with Banks” for additional information about cash held as collateral. As of December 31, 2023 and 2022, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

13. Leases
The Company leases certain premises and equipment under operating leases. The operating leases have remaining lease terms ranging from less than one year to 42 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required.
Certain operating leases contain variable lease payments which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. The Company had $2.2 million, $1.7 million and $1.4 million in variable lease payments during the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents lease costs for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Lease cost
Operating lease cost	$18,390	$17,568	$8,497
Short-term lease cost	49	62	176
Variable lease cost	2,238	1,746	1,371
Sublease income	(3,171)	(3,312)	(105)
Total lease cost	$17,506	$16,064	$9,939

As of December 31, 2023 and 2022, the Company had a right-of-use (“ROU”) asset of $118.5 million and $140.0 million and total operating lease liability of $126.9 million and $145.3 million, respectively. As of December 31, 2023 and 2022, the Company had a short-term lease liability of $3.8 million and $5.2 million, respectively, included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	$15,544	$14,492	$8,202
Weighted average remaining lease term for operating leases	16.6 years	18.1 years	19.2 years
Weighted average discount rate for operating leases	9.85%	5.94%	5.94%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2023:

(in thousands)
Twelve Months Ended December 31,
2024	$15,195
2025	15,487
2026	15,748
2027	16,042
Thereafter	201,028
Total minimum payments required	263,500
Less: implied interest	(136,551)
Total lease obligations	$126,949
Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases, net of sublease income, was approximately $17.5 million, $16.1 million and $9.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In 2023 and 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost (included as part of other noninterest income in 2021 in connection with the previously-owned headquarters building). Rental income from subleases was $3.2 million, $3.3 million and $2.9 million in the years ended December 31, 2023, 2022 and 2021, respectively. In 2023 and 2022, rental income includes $2.6 million and $2.9 million, respectively, related to the subleasing of portions of the Company’s headquarters building, and $0.6 million and $0.4 million, respectively, mainly associated with the sublease of NY office space ($2.9 million in 2021 related to the subleasing of portions of the Company’s headquarters building). In 2023, rent expense includes an additional expense of $0.3 million related to the closing of one branch in the third quarter of 2023. In 2021, rent expense includes an additional expense of $0.5 million related to the closing of one branch in the fourth quarter of 2021.
In the years ended December 31, 2023, 2022 and 2021, the Company recorded ROU asset impairment charges of $1.1 million, $1.6 million and $0.8 million, respectively. ROU asset impairment charges in 2023 were in connection with the closure of a branch in Houston, Texas in 2023, and with the closure of another branch in Miami, Florida in 2023. In 2022 and 2021, ROU asset impairment charges were associated with the closure of a branch in Pembroke Pines, Florida in 2022 and the closure of the NYC loan production office in 2021, respectively. These impairments were recorded as occupancy and equipment expense on the consolidated statements of operations and comprehensive income (loss).
The Company provides equipment financing through a variety of loan and lease structures, including direct or sale type finance leases and operating leases. As of December 31, 2023 and 2022, there were $3.2 million and $13.6 million, respectively, in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment. As of December 31, 2023, there were $2.9 million in operating leases included as part of premises and equipment, net of accumulated depreciation, in the Company’s consolidated balance sheet.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
Restricted Stock Awards
The following table shows the activity of restricted stock awards in 2023:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	295,076	$25.83
Granted	10,440	27.42
Vested	(112,263)	24.36
Forfeited	(41,973)	24.20
Non-vested shares, end of year	151,280	27.49

In 2023, the Company granted 10,440 shares of restricted Class A common stock (“RSAs”) to various employees, under the LTI plan. These RSAs will vest in three substantially equal amounts on the first three anniversaries of the date of grant. The average fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $27.42 per share.

In 2022, the Company granted 175,601 RSAs to various executive officers and certain employees, under the LTI plan. These shares of restricted stock will vest in three substantially equal amounts on the first three anniversaries of the date of grant. The average fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $31.83 per share

In 2021, the Company granted 252,503 RSAs to certain employees, under the LTI plan, including: (i) 203,692 RSAs that will vest in three substantially equal amounts on the first three anniversaries of the date of grant, and (ii) 48,811 shares of which 50% will vest in two substantially equal amounts on each of the first two anniversaries of the date of grant, and the remaining 50% will vest on the third anniversary of the date of grant. The average fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $18.45 per share.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2021

In 2023, 2022 and 2021, the Company recorded $2.3 million , $3.7 million and $2.8 million of compensation expense, respectively, related to RSAs. The total unearned deferred compensation expense of $1.1 million for all unvested RSAs outstanding at December 31, 2023 will be recognized over a weighted average period of 1.1 years.
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs in 2023:

	Stock-settled RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	123,970	22.83	137,199	17.43
Granted	246,965	24.02	53,420	25.09
Vested	(65,526)	22.68	(10,621)	18.99
Forfeited	(16,464)	25.10	(2,867)	33.63
Non-vested, end of year	288,945	23.75	177,131	19.39

The tables below show detailed information about RSUs and PSUs granted to various Company executives and employees for the years ended December 31, 2023, 2022, and 2021:

December 31, 2023
Award Type	Number of Units	Vesting Period	Awardee	Weighted-Average Grant Date Fair Value
RSUs	195,547	1/3 Each Year Equally for Three Years	Various Executive(s) and Employees
RSUs	22,498	20% Vesting Equally In Each of First Two Years, and 60% Vesting in Third Year	Various Executive(s) and Employees
Total RSUs	218,045			24.46

Total PSUs	53,420	Three Year Performance Target	Various Executive(s) and Employees	25.09

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2021

December 31, 2022
Award Type	Number of Units	Vesting Period	Awardee	Weighted-Average Grant Date Fair Value
Total RSUs	34,589	1/3 Each Year Equally for Three Years	Various Executive(s) and Employees	33.23
Total PSUs	26,415	Three Year Performance Target	Various Executive(s) and Employees	33.63

December 31, 2021
Award Type	Number of Units	Vesting Period	Awardee	Weighted-Average Grant Date Fair Value
Total RSUs	120,513	1/3 Each Year Equally for Three Years	Various Executive(s) and Employees	16.65
Total PSUs	120,513	Three Year Performance Target	Various Executive(s) and Employees	13.81

For each of the years where PSUs were granted, the PSUs generally vest at the end of a three-year performance period, but only results in the issuance of shares of Class A common stock if the Company achieves a performance target. The actual amount of PSUs, if earned, varies on the percentage of the performance target achieved and could result in more or less shares issued than the number of units granted in each of the precedent years outlined in the tables above.
The table below shows detailed information about RSUs granted to the Company’s independent directors for the years ended December 31, 2023, 2022, and 2021:

Year	Stock-Settled RSUs	Cash-Settled RSU	Total RSU	Vesting Period	Awardee	Weighted-average grant date fair value
2023	28,920	—	28,920	1 Year	Independent Directors	20.74
2022	17,250	—	17,250	1 Year	Independent Directors	28.98
2021	—	6,573	6,573	1 Year	Independent Directors	22.82
2021	13,146	—	13,146	1 Year	Independent Directors	22.82

In 2023, 2022 and 2021, the Company recorded compensation expense related to RSUs and PSUs of $4.5 million, $2.1 million and $2.6 million, respectively. The total unearned compensation of $4.3 million for all unvested stock-settled RSUs and PSUs at December 31, 2023 will be recognized over a weighted average period of 1.1 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2021

b) Employee Stock Purchase Plan

The Company offers an ESPP. The ESPP became effective on February 14, 2022, subject to obtaining shareholder approval. On June 8, 2022, the shareholders of the Company approved the ESPP. An aggregate of one million (1,000,000) shares of the Company’s Class A Common Stock (“Common Stock”) have been reserved for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. The number of shares of Class A common stock issued in 2023 and 2022 under the ESPP was 56,927 and 35,337, respectively. For the years ended December 31, 2023 and 2022, the Company recognized compensation expense of $0.5 million and $0.3 million, respectively, in connection with the ESPP.

c) Employee Benefit Plan

The Amerant Bank, N.A. Retirement Benefits Plan (the “401(k) Plan”) is a 401(k) benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant. The Company contributed to the Plan approximately $3.6 million and $3.3 million in 2023 and 2022 respectively, in matching contributions.
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
d) Subsequent Events

On February 16, 2024, the Company granted an aggregate of 141,219 RSUs and a target of 68,473 PSUs to various executive officers and other employees under the LTI Plan.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
15. Income Taxes
The components of the income tax expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in thousands)	2023	2022	2021
Current tax expense:
Federal	$19,768	$15,609	$23,225
State	1,313	1,116	4,681
Deferred tax (expense) benefit	(10,542)	(104)	5,803
Total income tax expense	$10,539	$16,621	$33,709
The following table shows a reconciliation of the income tax expense at the statutory federal income tax rate to the Company’s effective income tax rate for each of the three years ended December 31, 2023:

	2023		2022		2021
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Tax expense calculated at the statutory federal income tax rate	$8,679	21.00%	$16,503	21.00%	$30,244	21.00%
Increases (decreases) resulting from:
Non-taxable interest income	(491)	(1.19)%	(342)	(0.44)%	(350)	(0.24)%
Taxable (non-taxable) BOLI income	1,302	3.15%	(1,135)	(1.44)%	(1,146)	(0.80)%
Stock-based compensation	(40)	(0.10)%	(251)	(0.32)%	(856)	(0.59)%
State and city income taxes, net of federal income tax benefit	1,037	2.51%	882	1.12%	3,697	2.57%
Rate differential on deferred items	(2,159)	(5.22)%	(245)	(0.31)%	769	0.53%
Noncontrolling interest	357	0.87%	283	0.36%	548	0.38%
Disallowed interest expense and other expenses	1,547	3.74%	891	1.13%	421	0.29%
Other, net	307	0.74%	35	0.05%	382	0.27%
Total income tax expense	$10,539	25.50%	$16,621	21.15%	$33,709	23.41%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2023	2022
Tax effect of temporary differences
Lease liability	$32,449	$37,345
Net unrealized losses in other comprehensive loss	24,053	27,663
Allowance for credit losses	23,177	19,811
Valuation allowance on loans held for sale	9,130	—
Deferred compensation	5,026	5,090
Stock-based compensation expense	1,761	1,333
Dividend income	(1,221)	(645)
Depreciation and amortization	(4,625)	(2,869)
Goodwill amortization	(4,926)	(4,949)
Right-of-use asset	(30,284)	(35,979)
Other	1,095	1,903
Net deferred tax assets	$55,635	$48,703

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
At December 31, 2023 and 2022, the Company had accumulated net operating losses (“NOLs”) in the State of Florida of approximately $160.2 million and $161.0 million, respectively. These NOLs are carried forward for a maximum of 20 years or indefinitely, depending on the year generated, based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2023 and 2022 is approximately $7.0 million and $7.0 million, respectively. A valuation allowance has been recorded against the state deferred tax asset as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2023 and 2022, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal and state tax returns for years 2020 through 2023 remain subject to examination by the corresponding tax jurisdictions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
16. Accumulated Other Comprehensive Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2023			December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(97,042)	$24,614	$(72,428)	$(111,957)	$28,605	$(83,352)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	2,193	(561)	1,632	3,659	(942)	2,717
Total (AOCL) AOCI	$(94,849)	$24,053	$(70,796)	$(108,298)	$27,663	$(80,635)

The components of other comprehensive (loss) income for the three-year period ended December 31, 2023 is summarized as follows:

	December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$12,817	$(3,460)	$9,357
Reclassification adjustment for net losses included in net income	2,098	(531)	1,567
	14,915	(3,991)	10,924
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(20)	5	(15)
Reclassification adjustment for net interest income included in net income	(1,446)	376	(1,070)
	(1,466)	381	(1,085)
Total other comprehensive income	$13,449	$(3,610)	$9,839

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

	December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(130,165)	$33,014	$(97,151)
Reclassification adjustment for net gains included in net income	2,433	(621)	1,812
	(127,732)	32,393	(95,339)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	369	(149)	220
Reclassification adjustment for net interest income included in net income	(985)	252	(733)
	(616)	103	(513)
Total other comprehensive loss	$(128,348)	$32,496	$(95,852)

	December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(17,264)	$4,304	$(12,960)
Reclassification adjustment for net gains included in net income	(4,266)	1,028	(3,238)
	(21,530)	5,332	(16,198)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	178	(41)	137
Reclassification adjustment for net interest income included in net income	(508)	122	(386)
	(330)	81	(249)
Total other comprehensive loss	$(21,860)	$5,413	$(16,447)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
In addition to loans to related parties and associated interest income, which are described further below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2023	2022
Liabilities
Demand deposits, noninterest bearing	$1,228	$1,733
Demand deposits, interest bearing	11,119	9,376
Savings and money market	3,981	1,703
Time deposits and accounts payable	4,089	4,652
Total due to related parties	$20,417	$17,464

	Years Ended December 31,
(in thousands)	2023	2022	2021
Expenses
Interest expense	$103	$46	$13
Fees and other expenses	56	58	53
	$(159)	$(104)	$(66)
Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2023 and 2022, these loans amounted to $4.2 million and $5.9 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.1 million, $0.2 million in each of the years ended December 31, 2023 and 2022, respectively.
Other assets and liabilities
In connection with litigation between the Bank, one of its former subsidiaries which merged with and into the Bank in prior years, and Kunde Management, LLC (”Kunde”), the parties entered into a confidential settlement agreement and the court entered an agreed order of dismissal with prejudice on July 6, 2020. The Company incurred approximately $1.1 million in legal fees through June 30, 2020 litigating this case. In connection with this litigation and settlement, certain related parties agreed to reimburse Amerant Trust, a maximum of $1.0 million of all legal fees and costs related to and arising from the litigation. As of December 31, 2020, the Company expected to be reimbursed up to $750,000 of these legal fees. In 2021, the Company was reimbursed $875,000 in connection with this event. The terms of the settlement agreement did not have a material impact on the Company's consolidated financial condition or operating results.
The Company had approximately $1.4 million and $1.3 million, respectively, due to its Trust Subsidiaries as of December 31, 2023 and 2022. This amount is included in accounts payable in the precedent table.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
	300,000,000
Common Stock
The Class A voting common stock and the Class A non-voting common stock are identical in all respects except that the Class A non-voting common stock are not be entitled to vote on any matter (unless such a vote is required by applicable laws or NYSE regulations in a particular case).

On August 3, 2023, the Company provided written notice to Nasdaq of its determination to voluntarily withdraw the principal listing of the Company’s Class A common stock from Nasdaq and transfer the listing of the Common Stock to the NYSE. The Company’s Common Stock listing and trading on Nasdaq ended at market close on August 28, 2023, and trading commenced on the NYSE at market open on August 29, 2023 where it continues to trade under the stock symbol “AMTB”

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Preferred Stock
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
b) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2023 and December 31, 2022 were 33,603,242 and 33,815,161, respectively.
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program was set to expire on December 31, 2023 and on December 15, 2023, the Company announced that the Board approved to extend the expiration date to December 31, 2024. In 2023, the Company repurchased an aggregate of 259,853 shares of Class A common stock at a weighted average price of $18.98 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $4.9 million, including transaction costs. At December 2023, the Company had $20 million available for repurchase under this repurchase program.
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
December 31, 2023, 2022 and 2021

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

In 2023, 2022 and 2021, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2023, 2022 and 2021. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2023, 2022 and 2021.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

c) Dividends

Set forth below are the details of dividends by the Company for the periods ended December 31, 2023 and 2022 and 2021, and subsequent to December 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
10/18/2023	11/14/2023	11/30/2023	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
07/20/2022	08/17/2022	08/31/2022	$0.09	$3.0 million
04/13/2022	05/13/2022	05/31/2022	$0.09	$3.0 million
01/19/2022	02/11/2022	02/28/2022	$0.09	$3.2 million
12/09/2021	12/22/2021	01/15/2022	$0.06	$2.2 million

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

19. Commitments and Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary, course of business, those contingencies may include, known but unasserted claims, and legal / regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates.
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, derivative contracts, and letters of credit. Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure threshold.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2023 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2023 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,305,816
Standby letters of credit	29,605
$1,335,421

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Years Ended December 31,
	2023	2022	2021
Balances at beginning of the period	$1,702	$1,702	$1,952
Provision for (reversal of) credit losses - off balance sheet exposures	1,400	—	(250)
Balances at end of period	$3,102	$1,702	$1,702

Beginning in the third quarter of 2023, the provision for credit losses for off-balance sheet exposures is included as part of provision for (reversal of) credit losses in the Company’s consolidated statements of operations and comprehensive income (loss). Prior to that period, the provision for credit losses for off-balance sheet exposures was included as part of other operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss). In 2023, the provision for credit losses for off-balance sheet exposures includes: (i) $0.3 million recorded in the first half of 2023 and included within other operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss), and (ii) $1.1 million recorded in the second half of 2023 and included within provision for (reversal of) credit losses in the Company’s consolidated statements of operations and comprehensive income (loss).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
20. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,080	$—	$6,080
Securities
Debt Securities available for sale
U.S. government sponsored enterprise debt securities	—	557,307	—	557,307
Corporate debt securities	—	260,802	—	260,802
U.S. government agency debt securities	—	390,777	—	390,777
Collateralized loan obligations	—	4,957	—	4,957
U.S. treasury securities	—	1,991	—	1,991
Municipal bonds	—	1,668	—	1,668
	—	1,217,502	—	1,217,502
Equity securities with readily determinable fair values not held for trading	2,534	—	—	2,534
	2,534	1,217,502	—	1,220,036
Mortgage loans held for sale (at fair value)	—	26,200	—	26,200
Bank owned life insurance	—	234,972	—	234,972
Other assets
Mortgage servicing rights (MSRs)	—	—	1,372	1,372
Derivative instruments	—	59,932	—	59,932
	$2,534	$1,544,686	$1,372	$1,548,592
Liabilities
Other liabilities
Derivative instruments	$—	$59,433	$—	$59,433

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
Level 2 Valuation Techniques
The valuation of short-term securities, debt securities available for sale, equity securities not held for trading, and derivative instruments is performed through a monthly pricing process using data provided by generally recognized providers of independent data pricing services (the “Pricing Providers”). These Pricing Providers collect, use and incorporate descriptive market data from various sources, quotes and indicators from leading broker dealers to generate independent and objective valuations. The fair value of mortgage loans held for sale is generally determined using observable market information including pricing from actual market transactions, investor commitment prices or broker quotations on similar loans. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The valuation techniques and the inputs used in our consolidated financial statements to measure the fair value of our recurring Level 2 financial instruments consider, among other factors, the following:
•Similar securities actively traded which are selected from recent market transactions;
•Observable market data which includes spreads in relationship to SOFR and other relevant interest rate benchmarks that may become available from time to time, such as swap curve, and prepayment speed rates, as applicable.
•The captured spread and prepayment speed is used to obtain the fair value for each related security.
On a quarterly basis, the Company evaluates the reasonableness of the monthly pricing process for the valuation of short-term securities, debt securities available for sale and equity securities not held for trading and derivative instruments. This evaluation includes challenging a random sample of the different types of securities in the investment portfolio as of the end of the quarter selected. This challenge consists of obtaining from the Pricing Providers a document explaining the methodology applied to obtain their fair value assessments for each type of investment included in the sample selection. The Company then analyzes in detail the various inputs used in the fair value calculation, both observable and unobservable (e.g., prepayment speeds, yield curve benchmarks, spreads, delinquency rates). Management considers that the consistent application of this methodology allows the Company to understand and evaluate the categorization of its investment portfolio.
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
There were no transfers in or out of level 3 in the years ended December 31, 2023, 2022 and 2021.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$365,219	$—	$—	$365,219	$35,525
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	18,439	—	—	18,439	4,371
Other Real Estate Owned (2)	20,181	—	—	20,181	—
	$403,839	$—	$—	$403,839	$39,896
_______________
(1)Include loans with specific reserves of $ 8.1 million and total write downs of $4.4 million at December 31, 2023.
(2)Consists of commercial real estate property.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

	December 31, 2022
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for credit deterioration using the fair value of the collateral	$30,158	$—	$—	$30,158	$3,851
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and 2022.

Loans Held for Sale, at Lower of Fair Value or Cost

The fair value used for loans held for sale that are carried at the lower of cost or fair value is generally based on quoted market prices of similar loans less estimated cost to sell and is considered to be Level 3.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

Other Real Estate Owned

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The fair value of non-real estate repossessed assets is provided by a third party based on their assumptions and quoted market prices for similar assets, when available. The Company had no OREO balances as of December 31, 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
•The fair value of mortgage loans held for sale at fair value and loans held for sale carried at the lower of cost or fair value, debt and equity securities, bank owned life insurance and derivative instruments, are based on quoted market prices, when available. If quoted market prices are unavailable, fair value is estimated using the pricing process described in Note 20.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Debt securities held to maturity	$226,645	$204,945	$242,101	$217,609
Loans	3,514,114	3,321,308	3,314,553	3,181,696
Financial liabilities
Time deposits	1,577,579	1,575,569	1,119,510	1,099,294
Advances from the FHLB	645,000	644,572	906,486	873,852
Senior notes	59,526	58,337	59,210	58,755
Subordinated notes	29,454	28,481	29,284	28,481
Junior subordinated debentures	64,178	63,285	64,178	64,182

22. Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. Amerant Mortgage is an approved Fannie Mae seller and servicer and is subject to certain Lender Adjusted Net Worth requirements. Amerant Investments is subject to the Uniform Capital Rule 15x3-1 under the Securities Act of 1934, which requires the maintenance of minimum net capital as defined under such rule. At December 31, 2023 and 2022 Amerant Investments was in compliance with those rules.
The following is a summary of restrictions related to dividend payments, and capital adequacy as well as Lender Adjusted Net Worth requirement.

Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and OCC regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2023 and 2022, the Bank could have paid dividends of $117.3 million and $43.8 million, respectively, without prior OCC approval.
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
December 31, 2023, 2022 and 2021

Capital Adequacy
Under the Basel III capital and prompt corrective action rules, the Company and the Bank must meet specific capital guidelines that involve quantitative measures and qualitative judgments about capital components, risk weightings, and other factors.
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2023, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2023 and 2022 was 4.1% and 4.4%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
Common equity tier 1 (CET1) capital ratio	866,141	10.73%	363,185	4.50%	524,600	6.50%

December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
Common equity tier 1 (CET1) capital ratio	837,970	10.99%	343,209	4.50%	495,746	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
CET1 capital ratio	790,959	9.79%	363,645	4.50%	525,266	6.50%

December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
CET1 capital ratio	772,105	10.10%	344,100	4.50%	497,033	6.50%

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
Under the Selling Guide, Amerant Mortgage must meet a minimum net worth requirement of $2.5 million plus 0.25% of the outstanding unpaid principal balance of the portfolio of loans Amerant Mortgage is contractually obligated to service for Fannie Mae and other investors (the “Lender Adjusted Net Worth”). As of December 31, 2023 and 2022, Amerant Mortgage had a Lender Adjusted Net Worth of approximately $11.0 million and $7.7 million and was in compliance with the requirement. In addition, Amerant Mortgage is subject to net worth decline tolerance requirements that shall not exceed 25% over one quarter or 40% over two consecutive quarters. Amerant Mortgage has demonstrated compliance with all financial eligibility requirements as of December 31, 2023.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
23. Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2023	2022	2021
Numerator:
Net income before attribution of noncontrolling interest	$30,789	$61,963	$110,311
Noncontrolling interest	(1,701)	(1,347)	(2,610)
Net income attributable to Amerant Bancorp Inc.	$32,490	$63,310	$112,921
Net income available to common stockholders	$32,490	$63,310	$112,921
Denominator:
Basic weighted averages shares outstanding	33,511,321	33,862,410	37,169,283
Dilutive effect of shared-based compensation awards	164,067	280,153	358,240
Diluted weighted average shares outstanding	33,675,388	34,142,563	37,527,523

Basic earnings per common share	$0.97	$1.87	$3.04
Diluted earnings per common share	$0.96	$1.85	$3.01

As of December 31, 2023, 2022 and 2021, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units totaling 595,420, 529,830 and 462,302, respectively.
As of December 31, 2023, 2022 and 2021, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share at those dates, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2023	2022
Assets
Cash and due from banks	$46,789	$64,899
Investments in subsidiaries	818,815	791,837
U.S. treasury securities	1,991	1,996
Dividends from subsidiary bank receivable	20,000	—
Other assets	6,668	4,903
	$894,263	$863,635
Liabilities and Stockholders' Equity
Senior notes	$59,526	$59,210
Subordinated notes	29,454	29,284
Junior Subordinated Debentures	64,178	64,178
Other liabilities	5,037	3,147
Stockholders' equity	736,068	707,816
	$894,263	$863,635

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2023	2022	2021
Income:
Interest	$247	$182	$117
Equity in earnings of subsidiary	43,795	73,986	120,253
Total income	44,042	74,168	120,370
Expenses:
Interest expense	9,556	7,968	3,766
Other expenses (1)	5,726	5,656	6,082
Total expense	15,282	13,624	9,848
Income before income tax benefit	28,760	60,544	110,522
Income tax benefit	3,730	2,766	2,399
Net income	$32,490	$63,310	$112,921
__________________
(1)Other expenses mainly consist of professional and other service fees.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$32,490	$63,310	$112,921
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(43,795)	(73,986)	(120,253)
Stock-based compensation expense	537	341	927
Net change in other assets and liabilities	(2,318)	(13,098)	(6,919)
Net cash used in operating activities	(13,086)	(23,433)	(13,324)

Cash flows from investing activities
Cash received from Amerant Florida Merger	—	6,663	—
Dividends from subsidiary	—	114,000	40,000
Return of equity from investment in subsidiary	11,068	—	—
Purchases of available for sale securities	—	(1,997)	—
Maturities of available for sale securities	—	1,000	—
Net cash provided by investment activities	11,068	119,666	40,000

Cash flows from financing activities
Repurchase of common stock - Class A	(4,933)	(72,060)	(36,332)
Repurchase of common stock - Class B	—	—	(9,563)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	904	—	—
Proceeds from issuance of Subordinated Notes, net of issuance costs	—	29,146	—
Dividends Paid	(12,063)	(12,230)	—
Net cash used in financing activities	(16,092)	(55,144)	(45,895)

Net increase (decrease) in cash and cash equivalents	(18,110)	41,089	(19,219)

Cash and cash equivalents
Beginning of year	64,899	23,810	43,029
End of year	$46,789	$64,899	$23,810

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

There were no reportable balances as of and for the years ended December 31, 2023 and 2022 related to Amerant Florida as of result of the Amerant Florida Merger.

Condensed financial statements of Amerant Florida as of and for the year ended December 31, 2021 are presented below:

Condensed Statements of Income:

Year ended December 31
(in thousands)	2021
Income:
Interest	$41
Equity in earnings of subsidiary	122,311
Total income	122,352
Expenses:
Interest expense	2,451
Other expenses	263
Total expenses	2,714
Income before income tax benefit	119,638
Income tax benefit	616
Net income	$120,254

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Condensed Statements of Cash Flows:

Year ended December 31,
(in thousands)	2021
Cash flows from operating activities
Net income	$120,254
Adjustments to reconcile net income to net cash used in operating activities - Equity in earnings of subsidiaries	(122,311)
Net change in other assets and liabilities	1,838
Net cash used in operating activities	(219)

Cash flows from investing activities
Dividends received from subsidiary	30,000
Net cash provided by investing activities	30,000

Cash flows from financing activities
Dividends paid	(40,000)
Net cash used in financing activities	(40,000)
Net decrease in cash and cash equivalents	(10,219)
Cash and cash equivalents
Beginning of year	16,559
End of year	$6,340