Form 10-Q
period 2024-03-31
Amerant Bancorp Inc.
filed 2024-05-03
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Class A Common Stock, $0.10 par value per share	33,715,834 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2024

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$41,231	$47,234
Interest earning deposits with banks	577,843	242,709
Restricted cash	33,897	25,849
Other short-term investments	6,700	6,080
Cash and cash equivalents	659,671	321,872
Securities
Debt securities available for sale, at fair value	1,298,073	1,217,502
Debt securities held to maturity, at amortized cost (estimated fair value of $198,909 and $204,945 at March 31, 2024 and December 31, 2023, respectively)	224,014	226,645
Equity securities with readily determinable fair value not held for trading	2,480	2,534
Federal Reserve Bank and Federal Home Loan Bank stock	54,001	50,294
Securities	1,578,568	1,496,975
Loans held for sale, at lower of cost or fair value	—	365,219
Mortgage loans held for sale, at fair value	48,908	26,200
Loans held for investment, gross	6,957,475	6,873,493
Less: Allowance for credit losses	96,050	95,504
Loans held for investment, net	6,861,425	6,777,989
Bank owned life insurance	237,314	234,972
Premises and equipment, net	44,877	43,603
Deferred tax assets, net	48,302	55,635
Operating lease right-of-use assets	117,171	118,484
Goodwill	19,193	19,193
Accrued interest receivable and other assets	202,343	256,185
Total assets	$9,817,772	$9,716,327
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,397,331	$1,426,919
Interest bearing	2,619,115	2,560,629
Savings and money market	1,616,719	1,610,218
Time	2,245,078	2,297,097
Total deposits	7,878,243	7,894,863
Advances from the Federal Home Loan Bank	715,000	645,000
Senior notes	59,605	59,526
Subordinated notes	29,497	29,454
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	122,267	123,167
Accounts payable, accrued liabilities and other liabilities	210,897	164,071
Total liabilities	9,079,687	8,980,259
Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,709,395 shares issued and outstanding at March 31, 2024 (33,603,242 shares issued and outstanding at December 31, 2023)	3,373	3,361
Additional paid in capital	192,237	192,701
Retained earnings	618,359	610,802
Accumulated other comprehensive loss	(75,884)	(70,796)
Total stockholders' equity	738,085	736,068
Total liabilities and stockholders' equity	$9,817,772	$9,716,327
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest income
Loans	$122,705	$108,501
Investment securities	16,091	13,299
Interest earning deposits with banks and other interest income	5,829	3,330
Total interest income	144,625	125,130

Interest expense
Interest bearing demand deposits	17,736	12,855
Savings and money market deposits	14,861	7,927
Time deposits	26,124	12,834
Advances from the Federal Home Loan Bank	5,578	6,763
Senior notes	943	942
Subordinated notes	361	361
Junior subordinated debentures	1,054	1,115
Total interest expense	66,657	42,797
Net interest income	77,968	82,333
Provision for credit losses	12,400	11,700
Net interest income after provision for credit losses	65,568	70,633

Noninterest income
Deposits and service fees	4,325	4,955
Brokerage, advisory and fiduciary activities	4,327	4,182
Change in cash surrender value of bank owned life insurance	2,342	1,412
Loan-level derivative income	466	2,071
Cards and trade finance servicing fees	1,223	533
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	—	13,173
Derivative (losses) gains, net	(152)	14
Securities losses, net	(54)	(9,731)
Other noninterest income	2,011	2,734
Total noninterest income	14,488	19,343

Noninterest expense
Salaries and employee benefits	32,958	34,876
Professional and other services fees	10,963	7,628
Occupancy and equipment	6,476	6,798
Telecommunication and data processing	3,533	3,064
Advertising expenses	3,078	2,586
FDIC assessments and insurance	3,008	2,737
Depreciation and amortization	1,477	1,292
Loan-level derivative expense	4	1,600
Other real estate owned and repossessed assets (income) expense, net	(354)	—
Other operating expenses	5,451	4,152
Total noninterest expenses	66,594	64,733
Income before income tax expense	13,462	25,243
Income tax expense	(2,894)	(5,301)
Net income before attribution of noncontrolling interest	10,568	19,942
Noncontrolling interest	—	(244)
Net income attributable to Amerant Bancorp Inc.	$10,568	$20,186
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023

Other comprehensive loss, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(5,104)	$6,117
Net unrealized holding gains (losses) on cash flow hedges arising during the period	227	(188)
Reclassification adjustment for items included in net income	(211)	387
Other comprehensive (loss) income	(5,088)	6,316
Comprehensive income	$5,480	$26,502

Earnings Per Share (Note 13):
Basic earnings per common share	$0.32	$0.60
Diluted earnings per common share	$0.31	$0.60

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2024

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068
Issuance of common shares for restricted stock unit vesting	77,615	8	(8)	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(92,830)	(9)	(2,078)	—	—	—	(2,087)
Restricted stock forfeited	(3,903)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,635	—	—	—	1,635
Dividends paid	—	—	—	—	(3,011)	—	(3,011)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	10,568	—	10,568
Other comprehensive loss	—	—	—	—	—	(5,088)	(5,088)
Balance at March 31, 2024	33,709,395	$3,373	$192,237	$—	$618,359	$(75,884)	$738,085

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling interest	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2022	33,815,161	$3,382	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(22,403)	—	—	(566)	—	—	(566)	—	(566)
Treasury stock retired	—	(2)	(564)	566	—	—	—	—	—
Restricted stock issued	10,440	1	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(44,896)	(4)	(1,166)	—	—	—	(1,170)	—	(1,170)
Restricted stock forfeited	(1,394)	—	—	—	—	—	—	—	—
Performance stock units vested	10,621	1	(1)	—	—	—	—	—	—
Restricted stock units vested	46,731	5	(5)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,825	—	—	—	1,825	—	1,825
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	20,186	—	20,186	—	20,186
Dividends paid	—	—	—	—	(3,017)	—	(3,017)	—	(3,017)
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(244)	(244)
Other comprehensive income	—	—	—	—	—	6,316	6,316	—	6,316
Balance at March 31, 2023	33,814,260	$3,383	$194,782	$—	$607,544	$(74,319)	$731,390	$(2,334)	$729,056

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$10,568	$19,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	12,400	11,700
Net premium amortization on securities	1,247	1,241
Depreciation and amortization	1,477	1,292
Stock-based compensation expense	1,635	1,825
Change in cash surrender value of bank owned life insurance	(2,342)	(1,412)
Securities losses, net	54	9,731
Derivative losses (gains), net	152	(14)
Gains on sale of loans, net	(1,058)	(912)
Deferred taxes and others	9,190	868
Gain on early extinguishment of advances from the FHLB, net	—	(13,173)
Proceeds from sales and repayments of loans held for sale (at fair value)	47,148	40,925
Originations and purchases of loans held for sale (at fair value)	(69,219)	(78,375)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,975)	(7,553)
Accounts payable, accrued liabilities and other liabilities	(4,488)	(4,881)
Net cash provided by (used in) operating activities	2,789	(18,796)

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(60,740)	(6,923)
Federal Home Loan Bank stock	(5,653)	(34,394)
	(66,393)	(41,317)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	22,453	17,134
Held to maturity	2,504	2,711
Federal Home Loan Bank stock	1,946	27,413
Equity securities with readily determinable fair value not held for trading	—	11,168
	26,903	58,426
Net increase in loans	(162,677)	(203,506)
Proceeds from loan sales	429,637	10,000
Cash paid in business acquisition	—	(1,970)
Net purchases of premises and equipment and others	(3,483)	(3,738)
Proceeds from surrender of bank of life insurance	62,741	—
Net cash provided by (used in) investing activities	286,728	(182,105)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	35,399	41,442
Net (decrease) increase in time deposits	(52,019)	201,085
Proceeds from Advances from the Federal Home Loan Bank	407,500	1,030,000
Repayments of Advances from the Federal Home Loan Bank	(337,500)	(871,697)
Repurchase of common stock - Class A	—	(566)
Dividend paid	(3,011)	(3,017)
Disbursements arising from stock-based compensation, net	(2,087)	(1,170)
Net cash provided by financing activities	48,282	396,077
Net increase in cash and cash equivalents and restricted cash	337,799	195,176

Cash, cash equivalents and restricted cash
Beginning of period	321,872	290,601
End of period	$659,671	$485,777
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three months ended March 31,
(in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid:
Interest	$72,641	$38,712
Income taxes	273	491
Right-of-use assets obtained in exchange for new lease obligations	—	6,233
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	—	36,419
Loans transferred to other assets	—	26,534
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank is a national bank subject to regulation and regular examinations by the Office of the Comptroller of the Currency (“OCC”).The Bank has three operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC (“Amerant Mortgage”), a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”).

Sale of Houston Banking Operations

On April 16, 2024, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank (“MidFirst”) pursuant to which MidFirst will purchase certain assets and assume certain liabilities (the “Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area (collectively, the “Branches”). Pursuant to the terms of the Purchase Agreement, MidFirst has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches. The completion of the Transaction is subject to regulatory approval required by the OCC, as well as customary closing conditions.

The purchase price for the purchased assets will be computed as the sum of: (a) $13.0 million (the “Deposit Premium”), provided that, if the balance of non-interest checking deposits included in deposits or the total balance of deposits (excluding insured cash sweep deposits) decrease by more than 15% between March 13, 2024 and the closing date, then the Deposit Premium shall be equal to the sum of (i) 9.50% of the average daily balance of non-interest checking deposits included in deposits, (ii) 1.85% of the average daily balance of deposits other than non-interest checking deposits, insured cash sweep deposits and time deposits included in deposits, (iii) 0.25% of the average daily balance of insured cash sweep deposits included in Deposits, and (iv) 0.50% of the average daily balance of time deposits included in deposits, with the average daily balance in each case being for the 30-day period ending on the fifth business day prior to closing, provided further, that the Deposit Premium shall in no event be lower than $9.25 million, (b) the aggregate amount of cash on hand as of the closing date, (c) the aggregate net book value of all assets being assumed (excluding cash on hand, real property and accrued interest with respect to the loans to be acquired), (d) the appraised value of the real property to be acquired, and (e) accrued interest with respect to the loans to be acquired. The purchase price is subject to a customary post-closing adjustment based on the delivery within 30 calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount.

The Bank and MidFirst made customary representations, warranties, and covenants in the Purchase Agreement. The Bank and MidFirst also agreed to indemnify each other (subject to customary limitations) with respect to the Transaction, including for breaches of representations and warranties, breaches of covenants, liabilities not retained or assumed, and conduct of the business of the Branches and operation and use of the purchased assets during certain time periods.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Changes in Ownership Interest in Amerant Mortgage

At March 31, 2024 and December 31, 2023, the Company had an ownership interest of 100% in Amerant Mortgage. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. Therefore, the Company did not record any loss or gain attributable to non-controlling interest in the first quarter of 2024 and had no equity attributable to the non-controlling interest at March 31, 2024. See the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”), on March 7, 2024 (the “2023 Form 10-K”) for detailed information on changes in ownership interest in Amerant Mortgage.

Restructuring costs
There were no restructuring costs in the three months ended March 31, 2024. During the three months ended March 31, 2023, restructuring costs consisted of severance costs of approximately $0.2 million, branch closure expenses and related charges of $0.5 million and consulting and other professional fees of $2.7 million.
Severance costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income.

Dividends
Set forth below are the details of dividends declared and paid by the Company in the three months ended March 31, 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
1/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
On April 24, 2024, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on May 30, 2024, to shareholders of record at the close of business on May 15, 2024.

b) Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 and the accompanying footnote disclosures for the Company, which are included in the 2023 Form 10-K.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
For a complete summary of our significant accounting policies, see Note 1 to the Company’s audited consolidated financial statements in the 2023 Form 10-K.
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
Reclassifications
Beginning in the second quarter of 2023, the Company presents separately its Other Real Estate Owned (“OREO”) and repossessed assets, net expense in the consolidated statement of operations and comprehensive income. Prior to that period, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive income.
c) Recently Issued Accounting Pronouncements
For a description of recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2023 Form 10-K.
d) Subsequent Events
The effects of other significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At March 31, 2024 and December 31, 2023, interest-earning deposits with banks were mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $578 million and $243 million, respectively. At March 31, 2024 and December 31, 2023, the average interest rate on these deposits was approximately 5.29% and 5.64%, respectively. These deposits have no stated maturity dates.

As of March 31, 2024 and December 31, 2023, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At March 31, 2024 and December 31, 2023, the Company held $6.7 million and $6.1 million, respectively, with an average yield of 5.29% and 4.80%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At March 31, 2024 and December 31, 2023, the Company had restricted cash balances of $33.9 million and $25.8 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Company, to repay according to margin requirements. At March 31, 2024 and December 31, 2023, this obligation was $33.0 million and $25.0 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale are summarized as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$642,816	$1,027	$(42,476)	$—	$601,367
Corporate debt securities (2)	285,065	59	(20,751)	—	264,373
U.S. government agency debt securities (1) (2)	465,393	754	(42,378)	—	423,769
Collateralized loan obligations	5,000	—	(25)	—	4,975
Municipal bonds (1)	1,732	—	(133)	—	1,599
U.S. treasury securities	1,999	—	(9)	—	1,990
Total debt securities available for sale (3)	$1,402,005	$1,840	$(105,772)	$—	$1,298,073
__________________
(1)Includes residential mortgage-backed securities. As of March 31, 2024, we had total residential mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $932.8 million and fair value of $860.8 million.
(2)Includes commercial mortgage-backed securities. As of March 31, 2024, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $166.6 million and fair value of $155.0 million .
(3)Excludes accrued interest receivable of $7.1 million as of March 31, 2024, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three month period ended March 31, 2024.

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
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2023, we had total residential mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $910.1 million and fair value of $844.5 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
(2)Includes commercial mortgage-backed securities. As of December 31, 2023, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $99.7 million and fair value of $91.8 million.
(3)Excludes accrued interest receivable of $6.7 million as of December 31, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2023.
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $10.4 million and $10.5 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
There were no sales, redemptions or calls of debt securities available for sale in the three months ended March 31, 2024. In the three months ended March 31, 2023, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Proceeds from sales, redemptions and calls of debt securities available for sale	$—	$475

Gross realized gains	$—	$—
Gross realized losses	—	(9,525)
Realized (loss) gain, net	$—	$(9,525)

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	37	$132,404	$(1,067)	327	$339,849	$(41,409)	$472,253	$(42,476)
Corporate debt securities	—	—	—	57	240,278	(20,751)	240,278	(20,751)
U.S. government agency debt securities	19	39,444	(220)	161	287,206	(42,158)	326,650	(42,378)
Municipal bonds	—	—	—	3	1,599	(133)	1,599	(133)
U.S. treasury securities	1	1,990	(9)	—	—	—	1,990	(9)
Collateralized loan obligations	1	4,975	(25)	—	—	—	4,975	(25)
	58	$178,813	$(1,321)	548	$868,932	$(104,451)	$1,047,745	$(105,772)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	7	$68,923	$(187)	328	$347,632	$(36,775)	$416,555	$(36,962)
Corporate debt securities	2	3,992	(13)	59	256,810	(24,402)	260,802	(24,415)
U.S. government agency debt securities	12	19,475	(137)	158	296,632	(38,645)	316,107	(38,782)
Municipal bonds	—	—	—	3	1,668	(63)	1,668	(63)
U.S. treasury securities	1	1,991	(7)	—	—	—	1,991	(7)
Collateralized Loan Obligations	1	4,957	(43)	—	—	—	4,957	(43)
	23	$99,338	$(387)	548	$902,742	$(99,885)	$1,002,080	$(100,272)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At March 31, 2024 and December 31, 2023, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of March 31, 2024 and December 31, 2023.

Corporate Debt Securities

Investments in corporate debt securities available for sale in an unrealized loss position as of March 31, 2024 include: (i) securities considered “investment-grade-quality,” primarily issued by financial institutions, with a fair value of $231.9 million ($252.4 million at December 31, 2023) and total unrealized losses of $20.1 million at that date ($23.8 million at December 31, 2023), and (ii) securities considered “non-investment-grade-quality,” primarily from companies in the technology industry, with a fair value of $8.3 million ($8.4 million at December 31, 2023) and total unrealized losses of $0.7 million at that date ($0.6 million at December 31, 2023).

As of March 31, 2024 and December 31, 2023 , our corporate debt securities available for sale issued by financial institutions were primarily “investment-grade-quality”, and had a fair value of $190.6 million and $186.9 million, respectively, and net unrealized losses of $14.4 million and $18.2 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company does not intend to sell its investments in corporate debt securities available for sale and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of March 31, 2024 and December 31, 2023.

On March 12, 2023, Signature Bank, N.A. (“Signature”) was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders would not be protected. On March 27, 2023, the Bank sold in an open market transaction one corporate debt security held for sale issued by Signature (the “Signature Bond”) with a fair value of $9.1 million and unrealized loss of $0.9 million, and realized a pretax loss on sale of approximately $9.5 million, which is recorded in the consolidated statement of comprehensive income for the three months ended March 31, 2023.

Debt securities held to maturity

Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$63,315	$207	$(7,751)	$55,771	$—
U.S. government sponsored enterprise debt securities(1) (2)	160,699	—	(17,561)	143,138	—
Total debt securities held to maturity (3)	$224,014	$207	$(25,312)	$198,909	$—
__________________
(1)Includes residential mortgage-backed securities. As of March 31, 2024, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $196.7 million and fair value of $173.8 million.
(2)Includes commercial mortgage-backed securities. As of March 31, 2024, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $27.3 million and fair value of $25.1 million.
(3)Excludes accrued interest receivable of $0.7 million as of March 31, 2024, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three month period ended March 31, 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$63,883	$387	$(6,914)	$57,356	$—
U.S. government sponsored enterprise debt securities (1) (2)	162,762	—	(15,173)	147,589	—
Total debt securities held to maturity (3)	$226,645	$387	$(22,087)	$204,945	$—
__________________
(1)Includes residential mortgage-backed securities. As of December 31, 2023, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $199.2 million and fair value of $179.2 million.
(2)Includes commercial mortgage-backed securities. As of December 31, 2023, includes total commercial mortgage-backed securities with amortized cost of $27.5 million and fair value of $25.7 million.
(3)Excludes accrued interest receivable of $0.7 million as of December 31, 2023, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2023.

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$45,998	$(7,751)	$45,998	$(7,751)
U.S. government sponsored enterprise debt securities	—	—	—	34	143,138	(17,561)	143,138	(17,561)
	—	$—	$—	46	$189,136	$(25,312)	$189,136	$(25,312)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$47,370	$(6,914)	$47,370	$(6,914)
U.S. government sponsored enterprise debt securities	—	—	—	34	147,590	(15,173)	147,590	(15,173)
	—	$—	$—	46	$194,960	$(22,087)	$194,960	$(22,087)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company believes there are no current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of March 31, 2024 and December 31, 2023. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2024 and December 31, 2023, all debt securities held to maturity held by the Company were rated investment grade or higher.
Contractual maturities
Contractual maturities of debt securities at March 31, 2024 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$4,039	$3,822	$—	$—
After 1 year through 5 years	142,780	137,522	—	—
After 5 years through 10 years	203,196	186,099	18,954	17,805
After 10 years	1,051,990	970,630	205,060	181,104
	$1,402,005	$1,298,073	$224,014	$198,909
b) Equity securities with readily available fair value not held for trading
As of March 31, 2024 and December 31, 2023, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three months ended March 31, 2024 and 2023.
In the three months ended March 31, 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged

As of March 31, 2024 and December 31, 2023, the Company had $203.1 million and $206.4 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	March 31, 2024	December 31, 2023
Real estate loans
Commercial real estate
Non-owner occupied	$1,672,470	$1,616,200
Multi-family residential	349,917	407,214
Land development and construction loans	333,198	300,378
	2,355,585	2,323,792
Single-family residential	1,490,711	1,466,608
Owner occupied	1,193,909	1,175,331
	5,040,205	4,965,731
Commercial loans	1,550,140	1,503,187
Loans to financial institutions and acceptances	29,490	13,375
Consumer loans and overdrafts	337,640	391,200
Total loans held for investment, gross (1)	$6,957,475	$6,873,493
_________________
(1)Excludes accrued interest receivable.

At March 31, 2024 and December 31, 2023, loans with outstanding principal balances of $2.4 billion and $2.5 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $261 million and $271.8 million at March 31, 2024 and December 31, 2023, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $163.3 million and $210.9 million at March 31, 2024 and December 31, 2023, respectively.

International loans included above were $45.2 million and $87.6 million at March 31, 2024 and December 31, 2023, respectively, mainly single-family residential loans. These loans are generally fully collateralized with cash, cash equivalents or other financial instruments.
There were no significant purchases of loans held for investment in the three months ended March 31, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of March 31, 2024 and December 31, 2023, are summarized in the following tables:

	March 31, 2024
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,672,470	$1,669,088	$3,382	$—	$—	$3,382
Multi-family residential	349,917	349,910	7	—	—	7
Land development and construction loans	333,198	333,198	—	—	—	—
	2,355,585	2,352,196	3,389	—	—	3,389
Single-family residential	1,490,711	1,460,722	22,126	4,193	3,670	29,989
Owner occupied	1,193,909	1,181,802	9,662	1,106	1,339	12,107
	5,040,205	4,994,720	35,177	5,299	5,009	45,485
Commercial loans	1,550,140	1,525,087	7,598	1,583	15,872	25,053
Loans to financial institutions and acceptances	29,490	29,490	—	—	—	—
Consumer loans and overdrafts	337,640	332,576	2,332	2,687	45	5,064
	$6,957,475	$6,881,873	$45,107	$9,569	$20,926	$75,602

	December 31, 2023
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,616,200	$1,615,772	$428	$—	$—	$428
Multi-family residential	407,214	403,288	2,360	1,558	8	3,926
Land development and construction loans	300,378	300,378	—	—	—	—
	2,323,792	2,319,438	2,788	1,558	8	4,354
Single-family residential	1,466,608	1,453,073	4,196	3,511	5,828	13,535
Owner occupied	1,175,331	1,164,059	9,642	185	1,445	11,272
	4,965,731	4,936,570	16,626	5,254	7,281	29,161
Commercial loans	1,503,187	1,472,531	23,128	1,626	5,902	30,656
Loans to financial institutions and acceptances	13,375	13,375	—	—	—	—
Consumer loans and overdrafts	391,200	383,689	3,142	4,277	92	7,511
	$6,873,493	$6,806,165	$42,896	$11,157	$13,275	$67,328

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	—	—
	—	—	—	—
Single-family residential	1,609	2,791	4,400	1,149
Owner occupied	1,935	23	1,958	—
	3,544	2,814	6,358	1,149
Commercial loans	1,069	20,764	21,833	918
Consumer loans and overdrafts	—	45	45	—
Total	$4,613	$23,623	$28,236	$2,067

	As of December 31, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	8	—	8	—
	8	—	8	—
Single-family residential	773	1,686	2,459	5,218
Owner occupied	3,693	129	3,822	—
	4,474	1,815	6,289	5,218
Commercial loans	3,669	18,280	21,949	857
Consumer loans and overdrafts	—	38	38	49
Total	$8,143	$20,133	$28,276	$6,124
The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	March 31, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Multi-family residential	$—	$309,612
Land development and construction loans	—	55,607
Total loans held for sale at the lower of cost or fair value (1)	—	365,219
Mortgage loans held for sale at fair value
Land development and construction loans	26,058	12,778
Single-family residential	22,850	13,422
Total loans held for sale at fair value (2)	48,908	26,200
Total loans held for sale (3)	$48,908	$391,419
_______________
(1)In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as result of this transaction.
(2)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(3)Excludes accrued interest receivable.

c) Concentration of risk

While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida and the greater Houston and New York City areas, especially the five New York City boroughs. At March 31, 2024, our commercial real estate loans held for investment based in South Florida, Houston, New York and other regions were $1.7 billion, $327 million, $223 million and $74 million, respectively.

d) Accrued interest receivable on loans
Accrued interest receivable on total loans, including loans held for investment and held for sale, was $37.0 million and $44.2 million as of March 31, 2024 and December 31, 2023, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the Allowance for Credit Losses, or ACL, for loans for the three months ended March 31, 2024 and 2023 is summarized in the following tables:

	Three Months Ended March 31, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,876	$41,809	$—	$27,819	$95,504
Reversal of (provision for) credit losses - loans	(2,988)	7,583	—	7,805	12,400
Loans charged-off	(591)	(2,424)	—	(10,187)	(13,202)
Recoveries	25	579	—	744	1,348
Balance at end of the period	$22,322	$47,547	$—	$26,181	$96,050

	Three Months Ended March 31, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,237	$25,888	$—	$32,375	$83,500
Reversal of (provision for) credit losses - loans	(2,181)	9,401	—	4,480	11,700
Loans charged-off	—	(7,975)	—	(6,354)	(14,329)
Recoveries	139	3,333	—	18	3,490
Balance at end of the period	$23,195	$30,647	$—	$30,519	$84,361

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party, and incorporated qualitative components. There has not been material changes in our policies and methodology to estimate the ACL in the three months ended March 31, 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The ACL decreased by $0.5 million, or 0.6% at March 31, 2024, compared to December 31, 2023. The ACL as a percentage of total loans held for investment was 1.38% at March 31, 2024 compared to 1.39% at December 31, 2023. The provision for credit losses on loans in the three months ended March 31, 2024 was partially offset by net charge-offs. During the first quarter of 2024, the provision for credit losses on loans included $11.7 million to cover charge-offs and $2.4 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $1.6 million due to credit quality and macroeconomic factor updates.

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2024	$1,768	$60,947	$—	$—	$62,715
2023	$10,000	$—	$—	$—	$10,000
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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023. There were no loans that defaulted in the three months ended March 31, 2024 and 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of March 31, 2024 and December 31, 2023, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$60,718	$162,874	$188,674	$554,078	$35,404	$497,505	$173,217	$1,672,470
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	60,718	162,874	188,674	554,078	35,404	497,505	173,217	1,672,470

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	917	1,854	69,851	86,619	5,884	142,503	42,283	349,911
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	6	—	—	6
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	917	1,854	69,851	86,619	5,890	142,503	42,283	349,917

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	23,441	81,540	9,739	9,226	21,976	26,955	160,321	333,198
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	23,441	81,540	9,739	9,226	21,976	26,955	160,321	333,198

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	74,724	363,090	448,367	166,117	63,728	87,751	283,219	1,486,996
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	350	3,365	3,715
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	74,724	363,090	448,367	166,117	63,728	88,101	286,584	1,490,711

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	38,357	222,203	239,257	391,179	20,532	206,571	33,121	1,151,220
Special Mention	—	—	7,922	15,474	—	7,996	9,274	40,666
Classified
Substandard	—	—	—	1,316	—	707	—	2,023
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	38,357	222,203	247,179	407,969	20,532	215,274	42,395	1,193,909

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	70,190	451,146	267,350	69,405	8,315	40,047	557,715	1,464,168
Special Mention	—	—	2,008	—	—	19,114	42,050	63,172
Classified
Substandard	—	555	500	—	91	2,514	19,140	22,800
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	70,190	451,701	269,858	69,405	8,406	61,675	618,905	1,550,140

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	14,950	—	—	—	—	13,500	1,040	29,490
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	14,950	—	—	—	—	13,500	1,040	29,490

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	357	25,889	152,775	39,161	7,390	—	112,032	337,604
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—		—	—	—	—	36	36
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	357	25,889	152,775	39,161	7,390	—	112,068	337,640
Total loans held for investment, gross	$283,654	$1,309,151	$1,386,443	$1,332,575	$163,326	$1,045,513	$1,436,813	$6,957,475

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended March 31, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	591	—	591
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Commercial loans	—	161	1,841	48	98	276	—	2,424
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	45	338	6,830	2,479	351	144	—	10,187
Total Quarter-To-Date Gross Charge-Offs	$45	$499	$8,671	$2,527	$449	$1,011	$—	$13,202

	Three Months Ended March 31, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	32	—	32
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	32	—	32
Commercial loans		7,558	93	—	—	324	—	7,975
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	—	2,890	2,879	293	—	260	—	6,322
Total Year-To-Date Gross Charge-Offs	$—	$10,448	$2,972	$293	$—	$616	$—	$14,329

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Collateral -Dependent Loans
Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Single-family residential (1)	$—	$756	$—	$756	$—
Owner occupied (2)	1,917	—	—	1,917	—
	1,917	756	—	2,673	—
Commercial loans	—	—	21,133	21,133	9,645
Consumer loans and overdrafts	—	—	36	36	34
Total	$1,917	$756	$21,169	$23,842	$9,679
_________________
(1)Weighted-average loan-to-value was approximately 63.3% at March 31, 2024.
(2)Weighted-average loan-to-value was approximately 65.0% at March 31, 2024.

	As of December 31, 2023
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Multi-family residential	8	—	—	8	—
	8	—	—	8
Single-family residential (1)	—	773	—	773	—
Owner occupied (2)	3,684	—	—	3,684	—
	3,692	773	—	4,465	—
Commercial loans	—	—	21,250	21,250	8,073
Consumer loans and overdrafts	—	—	36	36	34
Total	$3,692	$773	$21,286	$25,751	$8,107
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

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at March 31, 2024 and $1.3 billion at December 31, 2023, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $704 million and $693 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, brokered time deposits amounted to $650 million and $720 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands, except percentages)
Less than 3 months	$264,266	20.1%	$178,102	13.7%
3 to 6 months	394,995	30.0%	239,843	18.4%
6 to 12 months	582,195	44.2%	698,897	53.6%
1 to 3 years	60,361	4.6%	174,792	13.4%
Over 3 years	14,918	1.1%	12,974	0.9%
Total	$1,316,735	100.0%	$1,304,608	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At March 31, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At March 31, 2024	At December 31, 2023
			(in thousands)
2024	5.46%	Fixed	$—	$40,000
2026	4.90%	Fixed	10,000	10,000
2027	3.91%	Fixed	55,000	—
2028	3.45% to 3.58%	Fixed	297,500	595,000
2029 and after (1)	3.46% to 3.50%	Fixed	352,500	—
			$715,000	$645,000
_______________
(1) As of March 31, 2024 and December 31, 2023, there were $705.0 million and $595.0 million, respectively, in advances from the FHLB with quarterly callable features, and with fixed interest rates ranging from 3.46% to 3.50% and 3.44% to 3.58%, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8. Derivative Instruments
At March 31, 2024 and December 31, 2023, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	March 31, 2024				December 31, 2023
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$760	$573	6	$114,178	$296	$366
Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	146	1,041,294	2,960	55,453	146	1,037,773	6,767	47,221
Third party broker	146	1,041,292	55,453	2,960	146	1,037,773	47,221	6,767
	292	2,082,586	58,413	58,413	292	2,075,546	53,988	53,988

Credit risk participation agreements	7	92,057	—	—	7	92,654	—	—

Interest rate caps:
Customers	13	325,995	—	4,728	13	325,995	—	4,983
Third party broker	14	360,995	4,788	—	14	360,995	5,195	—
	27	686,990	4,788	4,728	27	686,990	5,195	4,983

Mortgage derivatives:
Interest rate lock commitments	141	60,062	729	11	93	43,087	447	2
Forward contracts	18	32,198	10	74	11	16,000	6	94
	159	92,260	739	85	104	59,087	453	96
Total derivatives not designated as hedging instruments	485	$2,953,893	$63,940	$63,226	430	$2,914,277	$59,636	$59,067
Total derivative instruments	491	$3,068,071	$64,700	$63,799	436	$3,028,455	$59,932	$59,433

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
At March 31, 2024 and December 31, 2023, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at March 31, 2024 and December 31, 2023 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In the three months ended March 31, 2024 and 2023, the Company recognized unrealized gains of $0.2 million and $15 thousand, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of March 31, 2024, the estimated net unrealized gains in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.9 million.

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognizes a reduction of interest expense on FHLB advances as a result of this amortization.

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, and maturity in the second quarter of 2025. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. Unrealized losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

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

In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers. At March 31, 2024 and December 31, 2023, there was 1 interest rate cap contract with a notional amount of $35.0 million in connection with this transaction.

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized gain of $0.3 million and $0.6 million in the three months ended March 31, 2024 and 2023, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. There were no securities pledged as collateral for interest rate swaps in a liability position at March 31, 2024 and December 31, 2023. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure threshold. As of March 31, 2024 and December 31, 2023, the Company had cash held as collateral of $33.0 million and $25.0 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of March 31, 2024 and December 31, 2023, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
9.Income Taxes
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
The effective combined federal and state tax rates for the three months ended March 31, 2024 and 2023 were 21.50% and 21.00%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2024			December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(103,932)	$26,400	$(77,532)	$(97,042)	$24,614	$(72,428)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	2,215	(567)	1,648	2,193	(561)	1,632
Total AOCL	$(101,717)	$25,833	$(75,884)	$(94,849)	$24,053	$(70,796)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended March 31,
	2024			2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$(6,890)	$1,786	$(5,104)	$8,243	$(2,126)	$6,117
Reclassification adjustment for net losses included in net income	—	—	—	863	(220)	643
	(6,890)	1,786	(5,104)	9,106	(2,346)	6,760
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	304	(77)	227	(256)	68	(188)
Reclassification adjustment for net interest income included in net income	(282)	71	(211)	(344)	88	(256)
	22	(6)	16	(600)	156	(444)
Total other comprehensive (loss) income	$(6,868)	$1,780	$(5,088)	$8,506	$(2,190)	$6,316

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
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2024 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,173,750
Standby letters of credit	51,135
$1,224,885

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three months ended March 31, 2024 and 2023:

(in thousands)	Allowance for Contingency Losses
	March 31,
	2024	2023

Balances at beginning of the year	$3,102	$1,702
Provision for credit losses - off balance sheet exposures (1)	—	300
Balances at March 31, 2024	$3,102	$2,002

_________________
(1)There was no provision for credit losses for off-balance sheet exposures in the first quarter of 2024. In the first quarter of 2023, the provision for credit losses for off-balance sheet exposures was included within other operating expenses in the Company’s consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and cash equivalents
Other short-term investments	$—	$6,700	$—	$6,700
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	601,367	—	601,367
Corporate debt securities	—	264,373	—	264,373
U.S. government agency debt securities	—	423,769	—	423,769
Collateralized loan obligations	—	4,975	—	4,975
Municipal bonds	—	1,599	—	1,599
U.S treasury securities	—	1,990	—	1,990
	—	1,298,073	—	1,298,073
Equity securities with readily determinable fair values not held for trading	2,480	—	—	2,480
	2,480	1,298,073	—	1,300,553
Mortgage loans held for sale (at fair value)	—	48,908	—	48,908
Bank owned life insurance	—	237,314	—	237,314
Other assets
Mortgage servicing rights (MSRs)	—	—	1,412	1,412
Derivative instruments	—	64,700	—	64,700
	$2,480	$1,655,695	$1,412	$1,659,587
Liabilities
Other liabilities
Derivative instruments	$—	$63,799	$—	$63,799

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,080	$—	$6,080
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	557,307	—	557,307
Corporate debt securities	—	260,802	—	260,802
U.S. government agency debt securities	—	390,777	—	390,777
Municipal Bonds	—	1,668	—	1,668
Collateralized loan obligations	—	4,957	—	4,957
U.S treasury securities	—	1,991	—	1,991
	—	1,217,502	—	1,217,502
Equity securities with readily determinable fair values not held for trading	2,534	—	—	2,534
	2,534	1,217,502	—	1,220,036
Mortgage loans held for sale (at fair value)	—	26,200	—	26,200
Bank owned life insurance	—	234,972	—	234,972
Other assets
Mortgage servicing rights (MSRs)	—	—	1,372	1,372
Derivative instruments	—	59,932	—	59,932
	$2,534	$1,544,686	$1,372	$1,548,592
Liabilities
Other liabilities
Derivative instruments	$—	$59,433	$—	$59,433

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	$20,872	$—	$—	$20,872	$4,371
Other Real Estate Owned (2)	20,181	—	—	20,181	—
	$41,053	$—	$—	$41,053	$4,371
_______________
(1)Include loans with specific reserves of $9.7 million and total write downs of $4.4 million at March 31, 2024.
(2)Consists of commercial real estate property.

	December 31, 2023
(in thousands)	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$365,219		$—	$—	$365,219	$35,525
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	18,439		—	—	18,439	4,371
Other Real Estate Owned (2)	20,181		—	—	20,181	—
	$403,839	$—	$—	$—	$403,839	$39,896
_______________
(1)Includes loans with specific reserves of $8.1 million and total write downs of $4.4 million at December 31, 2023.
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023.

Loans Held for Sale, at Lower of Cost or Fair Value

For loans held for sale that are carried at the lower of cost or fair value, the fair value is generally based on quoted market prices of similar loans less estimated cost to sell and is considered to be Level 3. There were no loans held for sale carried at the lower of cost or fair value at March 31, 2024.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$224,014	$198,909	$226,645	$204,945
Loans	3,285,520	3,116,426	3,514,114	3,321,308
Financial liabilities:
Time deposits	1,594,821	1,591,712	1,577,579	1,575,569
Advances from the FHLB	715,000	708,302	645,000	644,572
Senior notes	59,605	58,120	59,526	58,337
Subordinated notes	29,497	28,481	29,454	28,481
Junior subordinated debentures	64,178	63,229	64,178	63,285

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data and per share amounts)	2024	2023
Numerator:
Net income before attribution of noncontrolling interest	$10,568	$19,942
Noncontrolling interest	—	(244)
Net income attributable to Amerant Bancorp Inc.	$10,568	$20,186
Net income available to common stockholders	$10,568	$20,186
Denominator:
Basic weighted average shares outstanding	33,538,069	33,559,718
Dilutive effect of share-based compensation awards	283,493	296,276
Diluted weighted average shares outstanding	33,821,562	33,855,994

Basic earnings per common share	$0.32	$0.60
Diluted earnings per common share	$0.31	$0.60

As of March 31, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, RSUs and PSUs totaling 589,533 and 509,307, respectively. In the three month periods ended March 31, 2024 and 2023, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”) .The Bank has three operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”), Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”).
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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
All statements other than statements of historical fact are statements that could be forward-looking statements. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, including the Company’s strategic rationale for, and proposed benefits of, the Company’s sale of its Houston operations (the “Sale Transaction”), the Company’s ability to consummate the Sale Transaction on terms acceptable to the Company, if at all, the Company’s expected use of proceeds from the Sale Transaction, and the Company’s business strategy following the consummation of the Sale Transaction. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2023 Form 10-K, in the Form 10-Q for the quarter ended March 31, 2024, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).
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
•Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, financial condition, or cash flows;
•The pending sale of our Houston banking operations may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending sale may be disruptive to the Company;
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
•Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition, results of operations, or cash flows;
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
•Material and negative developments adversely impacting the financial services industry at large and causing volatility in financial markets and the economy may have materially adverse effects on our business, liquidity, financial condition and results of operations;
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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2023 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2023 Form 10-K, and this Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the 2023 Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2023 Form 10-K, in this Form 10-Q, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, the Bank’s Grand-Cayman based trust company, the Cayman Bank, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate eighteen banking centers in Miami-Dade, Broward and Palm Beach counties; Houston, Texas, where we operate six banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties and; Tampa, Florida where we operate one banking center.

Business Developments
For more information on the progress of our business strategy and strategic initiatives in 2023, see Item 1. Business section included in the 2023 Form 10-K.
Sale of Houston Banking Operations

On April 16, 2024, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank (“MidFirst”) pursuant to which MidFirst will purchase certain assets and assume certain liabilities (the “Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area (collectively, the “Branches”). Pursuant to the terms of the Purchase Agreement, MidFirst has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches, as well as 45 team members. The completion of the Transaction is subject to regulatory approval required by the OCC, as well as customary closing conditions.

The purchase price for the purchased assets will be computed as the sum of: (a) $13.0 million (the “Deposit Premium”), provided that, if the balance of non-interest checking deposits included in deposits or the total balance of deposits (excluding insured cash sweep deposits) decrease by more than 15% between March 13, 2024 and the closing date, then the Deposit Premium shall be equal to the sum of (i) 9.50% of the average daily balance of non-interest checking deposits included in deposits, (ii) 1.85% of the average daily balance of deposits other than non-interest checking deposits, insured cash sweep deposits and time deposits included in deposits, (iii) 0.25% of the average daily balance of insured cash sweep deposits included in Deposits, and (iv) 0.50% of the average daily balance of time deposits included in deposits, with the average daily balance in each case being for the 30-day period ending on the fifth business day prior to closing, provided further, that the Deposit Premium shall in no event be lower than $9.25 million, (b) the aggregate amount of cash on hand as of the closing date, (c) the aggregate net book value of all assets being assumed (excluding cash on hand, real property and accrued interest with respect to the loans to be acquired), (d) the appraised value of the real property to be acquired, and (e) accrued interest with respect to the loans to be acquired. The purchase price is subject to a customary post-closing adjustment based on the delivery within thirty calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount.

The Bank and MidFirst made customary representations, warranties, and covenants in the Purchase Agreement. The Bank and MidFirst also agreed to indemnify each other (subject to customary limitations) with respect to the Transaction, including for breaches of representations and warranties, breaches of covenants, liabilities not retained or assumed, and conduct of the business of the Branches and operation and use of the purchased assets during certain time periods.

Other Actions

In the first three months ended March 31, 2024, we hired 12 new team members and added them to our business development teams across South Florida in April 2024. We officially opened our new banking center in Ft. Lauderdale, FL as well as our new regional headquarters office for Broward County, located in Plantation, FL. We also entered into a multi-year partnership becoming the “Hometown Bank” of the Miami Marlins. In April 2024, we opened our new banking center in downtown Miami, Fl.

We believe these strategic actions will support our ongoing efforts in being the bank of choice in the markets we serve.

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

Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings such as repurchase agreements, notes, debentures and other funding sources we may have from time to time. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for credit losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, as well as premiums or discounts paid on loan purchases, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles (“GAAP”).

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

Other noninterest income includes mortgage banking income generated through our subsidiary, Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $1.1 million and $1.8 million in the three months ended March 31, 2024 and 2023, respectively.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; (ix) other real estate and repossessed assets, net; (x) contract termination costs, (xi) losses on sale of assets, and (xii) other operating expenses.

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

Professional and other services fees include the cost of outsourced services, including technology infrastructure and banking processing services from our new technology provider, and other professional consulting fees associated with our transition to a new core banking platform, legal, accounting and related consulting fees, card processing fees, director’s fees, regulatory agency fees, such as OCC examination fees, and other fees related to our business operations.

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

OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. Beginning in the second quarter of 2023, the Company presents separately its OREO and repossessed assets, net expense in the consolidated statement of operations and comprehensive income. Prior to that period, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive income.

Other operating expenses include community engagement and other operational expenses. Other operating expenses are partially offset by other operating expenses directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Noninterest expenses in the three months ended March 31, 2024 and 2023 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, promoting the Amerant brand, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. Other non-routine noninterest expenses include the effect of non-routine items such as the valuation of OREO and loans held for sale, the sale of repossessed assets, and impairment of investments. We had no significant non-routine expense items in the three months ended March 31, 2024. We had $3.4 million in total non-routine expense items in the three months ended March 31, 2023, primarily consulting and other professional fees and software expenses.

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

Summary Results
The summary results for the three months ended March 31, 2024 include the following:
•Total assets were $9.8 billion at March 31, 2024, up $101.4 million, or 1.0%, compared to $9.7 billion at December 31, 2023.

•Total gross loans, which includes loans held for sale at fair value, were $7.01 billion at March 31, 2024, down $258.5 million, or 3.6%, compared to $7.3 billion at December 31, 2023.

•Cash and cash equivalents were $659.7 million, up $337.8 million or 104.9%, compared to $321.9 million at December 31, 2023.

•Total deposits were $7.88 billion at March 31, 2024, down $16.6 million, or 0.2%, compared to $7.89 billion at December 31, 2023.

•Total advances from the FHLB were $715.0 million, up $70.0 million or 10.9%, compared to $645.0 million as of December 31, 2023. The Bank had an additional $2.2 billion remained available under credit facilities from FHLB as of March 31, 2024.

•Average yield on loans increased to 7.05% in the three months ended March 31, 2024 compared to 6.38% in the three months ended March 31, 2023.

•Total non-performing assets decreased to $50.5 million at March 31, 2024, down $4.1 million, or 7.5%, compared to $54.6 million at December 31, 2023.

•The Allowance for Credit Losses, or ACL, on loans as of March 31, 2024 was $96.1 million, up $0.5 million, or 0.6%, compared to $95.5 million as of December 31, 2023.

•Core deposits were $5.63 billion at March 31, 2024, up $35.4 million, or 0.6%, compared to $5.60 billion at December 31, 2023.

•Average cost of total deposits increased to 3.00% in the three months ended March 31, 2024 compared to 1.91% in the three months ended March 31, 2023.

•Loan to deposit ratio was 88.93% at March 31, 2024 compared to 92.02% at December 31, 2023.

•AUM totaled $2.36 billion, as of March 31, 2024, up $68.5 million, or 3.0%, from $2.29 billion as of December 31, 2023.

•Pre-provision net revenue (“PPNR”)(1) was $25.9 million in the three months ended March 31, 2024, a decrease of $11.3 million or 30.5%, compared to $37.2 million in the three months ended March 31, 2023.

•Net Interest Margin (“NIM”) was 3.51% in the three months ended March 31, 2024 compared to 3.90% in the three months ended March 31, 2023.

•Net Interest Income (“NII”) was $78.0 million in the three months ended March 31, 2024, down $4.4 million, or 5.3%, from $82.3 million in the three months ended March 31, 2023.

•Provision for credit losses was $12.4 million in the three months ended March 31, 2024, compared to $11.7 million in the three months ended March 31, 2023.

•Non-interest income was $14.5 million in the three months ended March 31, 2024, down $4.9 million or 25.1%, from $19.3 million in the three months ended March 31, 2023.

•Non-interest expense was $66.6 million in the three months ended March 31, 2024, up $1.9 million, or 2.9%, from $64.7 million in the three months ended March 31, 2023.

•The efficiency ratio was 72.0% in the three months ended March 31, 2024 compared to 63.7% in the three months ended March 31, 2023.

•Return on Assets (“ROA”) was 0.44% in the three months ended March 31, 2024, compared to 0.88% in the three months ended March 31, 2023.

•Return on average equity (“ROE”) was 5.69% in the three months ended March 31, 2024 compared to 11.15% in the three months ended March 31, 2023.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net income
The table below sets forth certain results of operations data for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2024	2023	2024 vs 2023

Net interest income	$77,968	$82,333	$(4,365)	(5.3)%
Provision for credit losses	12,400	11,700	700	6.0
Net interest income after provision for credit losses	65,568	70,633	(5,065)	(7.2)%
Noninterest income	14,488	19,343	(4,855)	(25.1)%
Noninterest expense	66,594	64,733	1,861	2.9%
Income before income tax expense	13,462	25,243	(11,781)	(46.7)%
Income tax expense	(2,894)	(5,301)	2,407	45.4%
Net income before attribution of noncontrolling interest	10,568	19,942	(9,374)	(47.0)%
Less: noncontrolling interest	—	(244)	244	100.0%
Net income attributable to Amerant Bancorp Inc.	$10,568	$20,186	$(9,618)	(47.7)%
Basic earnings per common share	$0.32	$0.60	$(0.28)	(46.7)%
Diluted earnings per common share (1)	$0.31	$0.60	$(0.29)	(48.3)%

__________________
(1)    In the three months ended March 31, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended March 31, 2024 and 2023
In the three months ended March 31, 2024, net income attributable to the Company was $10.6 million, or $0.31 per diluted share, compared to net income attributable to the Company of $20.2 million, or $0.60 per diluted share, in the same quarter of 2023. The decrease of $9.6 million, or 47.7%, in the three months ended March 31, 2024 was primarily driven by lower net interest income and noninterest income. These results were partially offset by lower income tax expenses.

In the three months ended March 31, 2023, net income excludes a loss of $0.2 million attributable to a non-controlling interest in Amerant Mortgage. There was no non-controlling interest as of and for the three months ended March 31, 2024. See the 2023 Form 10-K for more information on changes in non-controlling interest in Amerant Mortgage in 2023.

Net interest income was $78.0 million in the three months ended March 31, 2024, a decrease of $4.4 million, or 5.3%, from $82.3 million in the three months ended March 31, 2023. This was primarily driven by: (i) higher cost of total deposits mainly in interest bearing demand deposits and time deposits and (ii) higher average balance of deposits mainly checking and savings account. The decrease was partially offset by (i) an increase of 58 basis points in the yield on total interest earning assets, and (ii) increases of $180.9 million, or 17.1%; $120.1 million, or 39.6%; and $94.6 million, or 1.4%, in the average balance of debt securities held for sale, interest earnings deposits with banks and loans, respectively. See “Net Interest Income” for more details.

Noninterest income was $14.5 million in the three months ended March 31, 2024, a decrease of $4.9 million, or 25.1%, compared to $19.3 million in the three months ended March 31, 2023. This increase was mainly driven by: (i) absence of the gains on the early extinguishment of FHLB advances in the first quarter of 2023, (ii) lower loan-level derivative income, (iii) lower other noninterest income, (iv) lower deposit and service fees, and (v) higher derivative losses. These increases were partially offset by: (i) lower losses on securities, (ii) higher additional income stemming from the restructuring of BOLI policies that began in the fourth quarter of 2023, (iii) higher cards and trade finance servicing fees, and (iv) higher brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense was $66.6 million in the three months ended March 31, 2024, an increase of $1.9 million, or 2.9%, compared to $64.7 million in the same period in 2023. This increase was mainly due to: (i) higher professional and other service fees, (ii) higher other operating expenses, (iii) higher advertising expenses, (iv) higher telecommunications and data processing expenses, (v) higher FDIC assessments and insurance expenses, and (vi) higher depreciation and amortization. These increases were partially offset by: (i) lower salary and employee benefits, (ii) lower loan-level derivative expenses, (iii) lower other real estate owned and repossessed asset expenses, and (iv) lower occupancy and equipment expenses. See “Noninterest Expense” for more details.

There were no significant non-routine noninterest expense items in the three months ended March 31, 2024. In the three months ended March 31, 2023, noninterest expense included non-routine items of restructuring costs in the amount of $3.4 million. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended March 31, 2024 and 2023, the Company incurred noninterest expenses of $3.1 million and $3.9 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 65 full time equivalent employees (“FTEs”) at March 31, 2024 compared to 94 at March 31, 2023.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month periods ended March 31, 2024 and 2023. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$6,995,974	$122,705	7.05%	$6,901,352	$108,501	6.38%
Debt securities available for sale (3) (4)	1,239,762	13,186	4.28%	1,058,831	10,173	3.90%
Debt securities held to maturity (5)	224,877	1,967	3.52%	240,627	2,112	3.56%
Debt securities held for trading	—	—	—%	18	—	—%
Equity securities with readily determinable fair value not held for trading	2,477	55	8.93%	4,886	—	—%
Federal Reserve Bank and FHLB stock	50,180	883	7.08%	57,803	1,014	7.11%
Deposits with banks	422,841	5,751	5.47%	302,791	3,330	4.46%
Other short-term investments	5,932	78	5.29%	—	—	—%
Total interest-earning assets	8,942,043	144,625	6.50%	8,566,308	125,130	5.92%
Total non-interest-earning assets (6)	812,523			739,522
Total assets	$9,754,566			$9,305,830

	Three Months Ended March 31,
	2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,445,362	$17,736	2.92%	$2,342,620	$12,855	2.23%
Money market	1,431,949	14,833	4.17%	1,333,465	7,881	2.40%
Savings	262,528	28	0.04%	299,501	46	0.06%
Total checking and saving accounts	4,139,839	32,597	3.17%	3,975,586	20,782	2.12%
Time deposits	2,290,587	26,124	4.59%	1,767,603	12,834	2.94%
Total deposits	6,430,426	58,721	3.67%	5,743,189	33,616	2.37%
Advances from the FHLB (7)	644,753	5,578	3.48%	959,392	6,763	2.86%
Senior notes	59,567	943	6.37%	59,250	942	6.45%
Subordinated notes	29,476	361	4.93%	29,306	361	5.00%
Junior subordinated debentures	64,178	1,054	6.61%	64,178	1,115	7.05%
Total interest-bearing liabilities	7,228,400	66,657	3.71%	6,855,315	42,797	2.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,435,226			1,377,966
Accounts payable, accrued liabilities and other liabilities	344,197			338,351
Total non-interest-bearing liabilities	1,779,423			1,716,317
Total liabilities	9,007,823			8,571,632
Stockholders’ equity	746,743			734,198
Total liabilities and stockholders' equity	$9,754,566			$9,305,830
Excess of average interest-earning assets over average interest-bearing liabilities	$1,713,643			$1,710,993
Net interest income		$77,968			$82,333
Net interest rate spread			2.79%			3.39%
Net interest margin (8)			3.51%			3.90%
Cost of total deposits (9)			3.00%			1.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.71%			124.96%
Average non-performing loans/ Average total loans	0.46%			0.46%

__________________
(1) Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $92.3 million and $81.4 million in the three months ended March 31, 2024 and 2023, respectively. The average balance of total loans held for sale was $180.5 million and $66.4 million in the three months ended March 31, 2024 and 2023, respectively.
(2)    Includes average non-performing loans of $32.6 million and $31.8 million for the three months ended March 31, 2024 and 2023, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $101.5 million and $104.9 million in the three months ended March 31, 2024 and 2023, respectively.
(4)    Includes nontaxable securities with average balances of $18.3 million and $19.7 million for the three months ended March 31, 2024 and 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.68% and 4.56% for the three months ended March 31, 2024 and 2023, respectively. In 2024 and 2023, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $48.5 million and $50.7 million for the three months ended March 31, 2024 and 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.25% and 4.20% for the three months ended March 31, 2024 and 2023, respectively. In 2024 and 2023, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Net Interest Income
Three Months Ended March 31, 2024 and 2023
In the three months ended March 31, 2024, net interest income was $78.0 million, a decrease of $4.4 million, or 5.3%, from $82.3 million in the same period of 2023. This was primarily driven by: (i) higher cost of total deposits mainly in interest bearing demand deposits and time deposits and (ii) higher average balance of deposits mainly checking and savings accounts. The decrease in net interest income was partially offset by (i) an increase of 58 basis points in the yield on total interest earning assets, (ii) an increase of $180.9 million, or 17.1% in the average balance of debt securities available for sale, and (iii) increases of $120.1 million, or 39.6% and $94.6 million, or 1.4% in the average balance of interest earnings deposits with banks and loans, respectively. Net interest margin was 3.51% in the three months ended March 31, 2024, a decrease of 39 basis points from 3.90% in the three months ended March 31, 2023. See discussions further below for more details.
During the first quarter of 2024 we had higher average balance of loans compared to the same period last year. In addition, our asset sensitive position enabled us to partially offset, via repricing of variable-rate loans, the incremental cost of deposits and borrowings we recorded during the first quarter of 2024. We also held higher average balances at the federal reserve, and invested in higher-yielding, fixed rate, debt securities available for sale. See discussions further below for more details.

Interest Income
Total interest income was $144.6 million in the three months ended March 31, 2024, an increase of $19.5 million, or 15.6%, compared to $125.1 million for the same period of 2023. This was primarily driven by a 58 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $180.9 million, or 17.1%; $120.1 million, or 39.6%; and $94.6 million, or 1.4%, in the average balance of debt securities available for sale, interest earnings deposits with banks and loans, respectively. These increases were partially offset by a decrease of $15.8 million, or 6.5%, in the average balance of debt securities held to maturity.
Interest income on loans in the three months ended March 31, 2024 was $122.7 million, an increase of $14.2 million, or 13.1%, compared to $108.5 million in the same period last year, primarily due to: (i) a 67 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $94.6 million, or 1.4%, in the average balance of loans. The increase in the average balance of loans includes: (i) originations of commercial loans and (ii) originations of single-family residential and constructions loans. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $13.2 million in the three months ended March 31, 2024, an increase of $3.0 million, or 29.6%, compared to $10.2 million in the same period of 2023. This was mainly due to an increase of $180.9 million, or 17.1% in the average balance of these securities as well as an increase of 38 basis points in average yields, primarily driven by higher market rates. In the three months ended March 31, 2024, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $101.5 million compared to $104.9 million in the same period last year. As of March 31, 2024, corporate debt securities comprised 20.4% of the available-for-sale portfolio, down from 25.6% at March 31, 2023.
As of March 31, 2024, floating rate investments represent 12.9% of our total investment portfolio compared to 14.7% at March 31, 2023. In addition, the overall duration increased to 5.2 years at March 31, 2024 from 4.9 years at March 31, 2023, as the model anticipates slower MBS principal prepayments due to higher market rates.

Interest Expense
Interest expense was $66.7 million in the three months ended March 31, 2024, an increase of $23.9 million, or 55.8%, compared to $42.8 million in the same period of 2023. This was primarily due to: (i) higher average cost of total deposits and advances from FHLB. In addition, there was an increase of $373.1 million, or 5.4%, in the average balance of total interest bearing liabilities, mainly time deposits and interest bearing demand deposits.
Interest expense on interest-bearing deposits was $58.7 million in the three months ended March 31, 2024, an increase of $25.1 million, or 74.7%, compared to $33.6 million for the same period of 2023. This was mainly driven by an increase of 130 basis points in the average rates paid on total deposits, and an increase of $687.2 million, or 12.0%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $13.3 million, or 103.6%, in the three months ended March 31, 2024 compared to the same period in 2023. This was mainly due to an increase of 165 basis points in the average cost of total time deposits. In addition, there was an increase of $523.0 million, or 29.6%, in the average balance of these deposits, which includes $420.2 million and $102.8 million in the average balance of customer certificate of deposits (“CDs”) and brokered time deposits, respectively.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $11.8 million, or 56.9% in the three months ended March 31, 2024 compared to the same period one year ago, mainly due to an increase of 105 basis points in the average costs on these deposits. In addition, there was an increase of $164.3 million, or 4.1% in the average balance of total interest bearing checking and savings accounts in the three months ended March 31, 2024 compared to the same period in 2023. This was mainly driven by: (i) higher average balances of domestic personal accounts, (ii) higher average balances of new domestic deposits from domestic businesses through large fund providers, and (iii) an increase in the average balance of international commercial accounts. These increases were partially offset by a decrease of average balances in international personal accounts.
Interest expense on advances from the FHLB decreased $1.2 million, or 17.5%, in the three months ended March 31, 2024 compared to the same period of 2023, primarily driven by a decline of $314.6 million, or 32.8%, in the average balance on this funding source compared to the same period of 2023. This was partially offset by an increase of 62 basis points in the average rate paid on these borrowings. In the first three months of 2024, the Company borrowed $407.5 million, and repaid $337.5 million of advances from the FHLB. See “Capital Resources and Liquidity Management” for more details on the repayment of advances from the FHLB.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2024	2023

Balance at the beginning of the period	$95,504	$83,500
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	—	—
Multi-family residential	(591)	—
Single-family residential	—	(32)
Commercial	(2,424)	(7,975)
Consumer and others	(10,187)	(6,322)
Total Charge-offs	$(13,202)	$(14,329)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$25	$139
	25	139
Single-family residential	18	16
Owner occupied	17	—
	60	155
Commercial	562	3,333
Consumer and others	726	2
Total Recoveries	$1,348	$3,490

Net charge-offs	(11,854)	(10,839)
Provision for (reversal of) credit losses - loans	12,400	11,700
Balance at the end of the period	$96,050	$84,361

Three Months Ended March 31, 2024 and 2023
The Company recorded a provision for credit losses on loans of $12.4 million in the three months ended March 31, 2024, compared to $11.7 million in the same period last year. During the first quarter of 2024, the provision for credit losses on loans included $11.7 million to cover charge-offs and $2.4 million due to loan composition and volume changes. These provision requirements were partially offset by a $1.6 million release due to credit quality and macroeconomic factor updates.

During the three months ended March 31, 2024, charge-offs increased $1.1 million, or 7.9%, compared to the same period of the prior year. In the three months ended March 31, 2024, charge-offs included $10.4 million related to multiple consumer loans, primarily purchased indirect consumer loans, $2.4 million related to multiple commercial loans, and $0.6 million related to the sale of a CRE loan in New York. Charge-offs in the first quarter of 2024, were partially offset by $1.3 million in recoveries, $0.7 million in consumer loans, primarily purchased indirect consumer loans and $0.6 million related to multiple commercial loans recoveries.

In the three months ended March 31, 2023, charge-offs included: (i) $6.5 million related to an equipment-financing commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023; (ii) $6.3 million related to multiple consumer loans, and (iii) $1.5 million in connection with multiple commercial and real estate loans.
The ratio of net charge-offs over the average total loan portfolio held for investment was 0.69% in the first quarter of 2024, compared to 0.64% in the first quarter of 2023. See the 2023 Form 10-K for more information on charge-offs for the year ended December 31, 2023.

During the three months ended March 31, 2024 and 2023, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million, to support current ACL levels. No additional provision for credit losses were deemed necessary as a result of these valuations.

We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended March 31,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$4,325	29.9%	$4,955	25.6%	$(630)	(12.7)%
Brokerage, advisory and fiduciary activities	4,327	29.9%	4,182	21.6%	145	3.5%
Change in cash surrender value of bank owned life insurance (“BOLI”)(1)	2,342	16.2%	1,412	7.3%	930	65.9%
Loan-level derivative income (2)	466	3.2%	2,071	10.7%	(1,605)	(77.5)%
Cards and trade finance servicing fees	1,223	8.4%	533	2.8%	690	129.5%
Gain on early extinguishment of FHLB advances, net	—	—%	13,173	68.1%	(13,173)	(100.0)%
Derivative (losses) gains, net (3)	(152)	(1.1)%	14	0.1%	(166)	(1,185.7)%
Securities losses, net (4)	(54)	(0.4)%	(9,731)	(50.3)%	9,677	(99.5)%
Other noninterest income (5)	2,011	13.9%	2,734	14.1%	(723)	(26.4)%
Total noninterest income	$14,488	100.0%	$19,343	100.0%	$(4,855)	(25.1)%

___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Income from interest rate swaps and other derivative transactions with customers. The Company incurs expenses related to derivative transactions with customers which are included as part of noninterest expenses under loan-level derivative expense. See Noninterest Expense section for more details.
(3)    Net unrealized gains and losses related to uncovered interest rate caps with clients.
(4)    Includes net loss of $0.1 million in the three months ended March 31, 2023 in connection with the sale of debt securities available for sale. In addition, includes unrealized losses of $0.1 million in the three months ended March 31, 2024 related to the change in fair value of equity securities with readily available fair value not held for trading which are recorded in results of the period. Furthermore, in the three months ended March 31, 2023, the Company sold all of its equity securities with readily available fair value not held in trading with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.
(5)    Includes mortgage banking revenue of $1.1 million and $1.8 million in the three months ended March 31, 2024 and 2023, respectively, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

Three Months Ended March 31, 2024 and 2023
Total noninterest income decreased $4.9 million, or 25.1%, in the three months ended March 31, 2024, compared to the same period of 2023, mainly due to: (i) absence of the gains on the early extinguishment of FHLB advances in the first quarter of 2023, (ii) lower loan-level derivative income, (iii) lower other noninterest income, (iv) lower deposit and service fees; and (v) derivative losses in the current quarter compared to gains in the same quarter of 2023. These decreases were partially offset by: (i) lower losses on securities, (ii) higher additional income stemming from the restructuring of BOLI policies that began in the fourth quarter of 2023, (iii) higher cards and trade finance servicing fees, and (iv) higher brokerage, advisory and fiduciary fees.

The Company had no gains or losses on repayment of advances from the FHLB in the three months ended March 31, 2024. In the three months ended March 31, 2023, the Company recorded a net gain of $13.2 million on the early repayment of approximately $565 million of advances from the FHLB.

Other noninterest income decreased $0.7 million, or 26.4%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by: (i) lower mortgage banking income and (ii) lower foreign currency exchange activity,

Deposits and service fees decreased $0.6 million, or 12.7%, in the three months ended March 31, 2024 compared to the same period last year, primarily due to lower service charge fee income as well as lower wire transfer fees.

Loan-level derivative income decreased $1.6 million, or 77.5%, in the three months ended March 31, 2024 compared to the same period in 2023, mainly driven by a lower volume of interest rate swap transactions with clients during the current quarter, compared to the same period of 2023.

Our AUMs totaled $2.36 billion at March 31, 2024, an increase of $68.5 million, or 3.0%, from $2.29 billion at December 31, 2023, primarily driven by increased market valuations as well as net new assets as we continue to execute on our relationship-focused strategy.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$32,958	49.5%	$34,876	53.9%	$(1,918)	(5.5)%
Professional and other services fees (2)	10,963	16.5%	7,628	11.8%	3,335	43.7%
Occupancy and equipment	6,476	9.7%	6,798	10.5%	(322)	(4.7)%
Telecommunications and data processing	3,533	5.3%	3,064	4.7%	469	15.3%
Advertising expenses	3,078	4.6%	2,586	4.0%	492	19.0%
FDIC assessments and insurance	3,008	4.5%	2,737	4.2%	271	9.9%
Other real estate owned and repossessed assets expense, net (3) (4)	(354)	(0.5)%	—	—%	(354)	NM
Depreciation and amortization	1,477	2.2%	1,292	2.0%	185	14.3%
Loan-level derivative expense (5)	4	—%	1,600	2.5%	(1,596)	(99.8)%
Other operating expenses (6)	5,451	8.2%	4,152	6.4%	1,299	31.3%
Total noninterest expenses (7)	$66,594	100.0%	$64,733	100.0%	$1,861	2.9%
_______
(1)    Includes staff reduction costs of $0.2 million in the three months March 31, 2023 which consists of severance costs primarily related to organizational rationalization.
(2) Includes additional nonrecurrent expenses of $2.6 million in the three months ended March 31, 2023 related to the engagement of FIS.
(3) Includes OREO rental income of $0.4 million, in the three months ended March 31, 2024. We had no OREO rental income in the three months ended March 31, 2023.
(4) Beginning in the three months ended June 30, 2023, OREO and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income.
(5)    Includes service fees in connection with our loan-level derivative income generation activities.
(6) In all of the periods shown, includes mortgage loan origination and servicing expenses, charitable contributions, community engagement, postage and courier expenses, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan and other small expenses.
(7)    Includes $3.1 million and $3.9 million in the three months ended March 31, 2024 and 2023 related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM    Not meaningful

Three Months Ended March 31, 2024 and 2023
Noninterest expense increased $1.9 million, or 2.9%, in the three months ended March 31, 2024 compared to the same period in 2023, mainly due to: (i) higher professional and other service fees, (ii) higher other operating expenses, (iii) higher advertising expenses, (iv) higher telecommunications and data processing expenses, (v) higher FDIC assessments and insurance expenses, and (vi) higher depreciation and amortization. These increases were partially offset by: (i) lower salary and employee benefits, (ii) lower loan-level derivative expenses, (iii) lower other real estate owned and repossessed asset net expenses, and (iv) lower occupancy and equipment expenses.

Professional and other services fees increased $3.3 million, or 43.7%, in the three months ended March 31, 2024 compared to the same period last year. This was mainly driven by higher recurrent fees in connection with the current technology provider, and higher legal fees across various projects. These increases were partially offset by lower combined consulting fees.

Other operating expenses increased $1.3 million, or 31.3%, in the three months ended March 31, 2024 compared to the same period in 2023 , mainly driven by: (i) higher expenses associated with operating charge-offs, (ii) higher loan costs and loan servicing fees; and (iii) an aggregate increase in business development and other expenses. These increases were partially offset by lower loan origination expenses.

Advertising expenses increased $0.5 million, or 19.0%, in the three months ended March 31, 2024 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams.

Telecommunication and data processing expenses increased $0.5 million, or 15.3%, in the three months ended March 31, 2024 compared to the same period last year, primarily driven by higher computer consulting expenses,

FDIC assessments and insurance increased $0.3 million, or 9.9%, in the three months ended March 31, 2024 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Depreciation and amortization expenses increased $0.2 million, or 14.3%, in the three months ended March 31, 2024 compared to the same period last year. This was mainly driven by higher operating lease depreciation in the first quarter of 2024.

Salaries and employee benefits decreased $1.9 million, or 5.5%, in the three months ended March 31, 2024 compared to the same period one year ago, mainly driven by: (i) lower bonus accruals, and (ii) the absence of severance expenses in the first quarter of 2024. These results were partially offset by: (i) higher salaries of new hires and higher employment tax expenses. At March 31, 2024, our FTEs were 696, a net decrease of 26 FTEs, or 3.6% compared to 722 FTEs at March 31, 2023.
Occupancy and equipment expenses decreased $0.3 million, or 4.7%, in the three months ended March 31, 2024 compared to the same period one year ago partially due to lower software expenses.

Loan-level derivative expenses decreased $1.6 million, or 99.8%, in the three months ended March 31, 2024 compared to the same period last year, mainly driven by the absence in the current quarter of the additional expenses in the first quarter of 2023 that was a result of transitioning interest rate swap and cap contracts with clients from LIBOR to a new replacement index.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2024	2023	2024 vs 2023
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$13,462	$25,243	$(11,781)	(46.7)%
Income tax expense	$2,894	$5,301	$(2,407)	(45.4)%
Effective income tax rate	21.50%	21.00%	0.50%	2.4%

In the first quarter of 2024, income tax expense decreased to $2.9 million from $5.3 million in the first quarter of 2023, mainly driven by lower income before income taxes in the first quarter of 2024 compared to the same period last year.
As of March 31, 2024, the Company’s net deferred tax assets were $48.3 million, a decrease of $7.3 million, or 13.2%, compared to $55.6 million as of December 31, 2023. This result was mainly driven by the realization of the tax benefit in the first quarter of 2024 related to the valuation allowance on loans held for sale recorded in the fourth quarter of 2023 of $35.5 million.

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

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2024, including the effect of non-routine items such as the sale of securities, the valuation of securities and derivatives, the early repayment of FHLB advances, and other non-routine actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non-GAAP financial measures, as of the dates presented:

	Three Months Ended March 31,
(in thousands)	2024	2023

Net income attributable to Amerant Bancorp Inc.	$10,568	$20,186
Plus: provision for credit losses (1)	12,400	11,700
Plus: provision for income tax expense	2,894	5,301
Pre-provision net revenue (PPNR)	25,862	37,187
Plus: non-routine noninterest expense items	—	3,372
Less: non-routine noninterest income items	206	(3,456)
Core pre-provision net revenue (Core PPNR)	$26,068	$37,103

Total noninterest income	$14,488	$19,343
Less: Non-routine noninterest income items:
Derivatives (losses) gains, net	(152)	14
Securities (losses) gains, net	(54)	(9,731)
Gains (loss) on early extinguishment of FHLB advances, net	—	13,173
Total non-routine noninterest income items	$(206)	$3,456
Core noninterest income	$14,694	$15,887

Total noninterest expenses	$66,594	$64,733
Non-routine noninterest expense items
Restructuring costs (2):
Staff reduction costs (3)	—	213
Consulting and other professional fees (4)	—	2,690
Branch closure expenses and related charges (5)	—	469
Total restructuring costs	—	3,372
Total non-routine noninterest expense items	$—	$3,372
Core noninterest expenses	$66,594	$61,361
(1) Includes provision for credit losses on loans in all periods shown. There was no provision for credit losses on unfunded commitments in the first quarter of 2024.
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
(3)    Staff reduction costs in the three months ended March 31 2023 consist of severance expenses related to organizational rationalization.
(4) In the three months ended March 31, 2023, includes nonrecurrent expenses of $2.6 million in connection with the engagement of FIS.
(5) In the three months ended March 31, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of March 31, 2024	As of December 31, 2023

Stockholders' equity	$738,085	$736,068
Less: goodwill and other intangibles (1)	(24,935)	(25,029)
Tangible common stockholders' equity	$713,150	$711,039
Total assets	9,817,772	9,716,327
Less: goodwill and other intangibles (1)	(24,935)	(25,029)
Tangible assets	$9,792,837	$9,691,298
Common shares outstanding	33,709,395	33,603,242
Tangible common equity ratio	7.28%	7.34%
Stockholders' book value per common share	$21.90	$21.90
Tangible stockholders' equity book value per common share	$21.16	$21.16

Tangible common stockholders' equity	$713,150	$711,039
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(18,729)	(16,197)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$694,421	$694,842
Tangible assets	$9,792,837	$9,691,298
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(18,729)	(16,197)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$9,774,108	$9,675,101
Common shares outstanding	33,709,395	33,603,242
Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	7.10%	7.18%
Tangible stockholders' book value per common share, adjusted for unrealized accumulated losses on debt securities held to maturity	$20.60	$20.68
(1)    At March 31, 2024 and December 31, 2023, other intangible assets consist primarily of naming rights of $2.4 million and $2.5 million, respectively, and mortgage servicing rights (“MSRs”) both of $1.4 million.
(2)    At March 31, 2024 and December 31, 2023, amounts were calculated based upon the fair value of debt securities held to maturity, and assuming a tax rate of 25.40% and 25.36%, respectively.

Financial Condition - Comparison of Financial Condition as of March 31, 2024 and December 31, 2023
Assets. Total assets were $9.8 billion as of March 31, 2024, an increase of $101.4 million, or 1.0%, compared to $9.7 billion at December 31, 2023. This result was primarily driven by increases of: (i) $337.8 million, or 104.9%, in cash and cash equivalents, and (ii) $81.6 million, or 5.5%, in total securities, mainly debt securities available for sale. These increases were partially offset by decreases of: (i) $259.1 million, or 3.6%, in total loans held for investment, net of the ACL, and loans held for sale; (ii) $53.8 million, or 21.0%, in accrued interest receivable and other assets primarily driven by collection of a receivable from insurance carrier for $62.5 million in connection with the restructuring of the Company’s BOLI in the fourth quarter of 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased to $659.7 million at March 31, 2024 from $321.9 million at December 31, 2023, primarily as a result of the increase in interest earning deposits with the Federal Reserve and other U.S. banks.
At March 31, 2024 and December 31, 2023, cash balances held at the Federal Reserve Bank were $577 million and $246 million, respectively. In addition, at March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents included restricted cash of $33.9 million and $25.8 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents included other short-term investments of $6.7 million and $6.1 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $2.8 million in the three months ended March 31, 2024, mainly driven by net income of $10.6 million and a non-cash adjustment of $12.4 million for the provision for credit losses. This was partially offset by net originations of mortgage loans held for sale at fair value of $22.1 million.
Net cash provided by investing activities was $286.7 million during the three months ended March 31, 2024, mainly driven by: (i) proceeds of sale of loans carried at the lower of cost or fair value and held for investment totaling $429.6 million; (ii) $64 million collected from insurance carrier during the first quarter of 2024 in connection with the restructuring of BOLI in the previous quarter, and (iii) maturities, sales, calls and paydowns of investment securities totaling $26.9 million. These proceeds were partially offset by a net increase in loans originated for investment of $162.7 million and purchases of investment securities totaling $66.4 million. See the 2023 Form 10-K for more information on the restructuring of BOLI.
In the three months ended March 31, 2024, net cash provided by financing activities was $48.3 million. These activities included (i) net proceeds from advances from the FHLB of $70.0 million, and (ii) an increase in total demand, savings and money market deposit balances of $35.4 million. These proceeds were partially offset by: (i) a net decrease of $52.0 million in time deposits, and (ii) $3.0 million of dividends declared and paid by the Company in the first three months ended March 31, 2024. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances in the first three months ended March 31, 2024.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2024	December 31, 2023
(in thousands, except percentages)
Total loans, gross (1)	$7,006,383	$7,264,912
Total loans, gross / total assets	71.4%	74.8%

Allowance for credit losses	$96,050	$95.504
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.38%	1.39%

Total loans, net (3)	$6,910,333	$7,169,408
Total loans, net / total assets	70.4%	73.8%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance credit loan losses. In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. At March 31, 2024 and December 31, 2023, there were $48.9 million and $62.4 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities.
(2)    See Note 5 of our audited consolidated financial statements included in the 2023 Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our credit loss estimates.
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

(in thousands)	March 31, 2024	December 31, 2023
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,672,470	$1,616,200
Multi-family residential	349,917	407,214
Land development and construction loans	333,198	300,378
	2,355,585	2,323,792
Single-family residential	1,446,850	1,422,113
Owner occupied	1,193,909	1,175,331
	4,996,344	4,921,236
Commercial loans (1)	1,549,960	1,461,269
Loans to financial institutions and acceptances	29,490	13,375
Consumer loans and overdrafts (2) (3)	336,452	389,991
Total Domestic Loans	6,912,246	6,785,871

International Loans:
Real Estate Loans
Single-family residential (4)	43,861	44,495
Commercial loans	180	41,918
Consumer loans and overdrafts (5)	1,188	1,209
Total International Loans	45,229	87,622
Total Loans held for investment	$6,957,475	$6,873,493
__________________
(1)    As of March 31, 2024 and December 31, 2023, includes $57.4 million and $56.5 million, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(2)    Includes customers’ overdraft balances totaling $1.8 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively.
(3)    Includes indirect lending loans purchased with an outstanding balance of $163.3 million and $210.9 million at March 31, 2024 and December 31, 2023, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at March 31, 2024 and December 31, 2023 is depicted in the following table:

(in thousands)	March 31, 2024	December 31, 2023
Retail (1)	$770,866	$728,349
Multifamily	349,917	407,214
Office Space	365,254	347,649
Specialty (2)	147,324	152,277
Land and Construction	333,198	300,378
Hospitality	278,679	282,085
Industrial and Warehouse	110,347	105,840
Total CRE (3)	$2,355,585	$2,323,792
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $223 million at March 31, 2024 and $217.0 million at December 31, 2023.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	March 31, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Multi-family residential	—	309,612
Land development and construction loans	—	55,607
Total loans held for sale at the lower of cost or fair value (1)	—	365,219

Mortgage loans held for sale at fair value
Land development and construction loans	26,058	12,778
Single-family residential (2)	22,850	13,422
Total mortgage loans held for sale at fair value (3)	48,908	26,200
Total loans held for sale (4)	$48,908	$391,419
______________
(1) In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company subsequently sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as a result of this transaction.
(2)In the first quarter of 2024, there were no significant transfers of single-family residential loans from the loans held for sale to the loans held for investment category. See 2023 Form 10-K on transfer activities in 2023.
(3)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(4)Remained current and in accrual status at each of the periods shown.

At March 31, 2024 and December 31, 2023, there were $48.9 million and $26.2 million, respectively, of mortgage loans held for sale carried at their estimated fair value.

As of December 31, 2023, the Company had $365.2 million in loans held for sale carried at the lower of cost or fair value, which were previously recorded as loans held for investment. In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as result of this transaction.

As of March 31, 2024, total loans held for investment were $7.0 billion, up $84.0 million, or 1.2%, compared to $6.9 billion at December 31, 2023. Domestic loans held for investment increased $126.4 million, or 1.9%, as of March 31, 2024, compared to December 31, 2023. The increase in total domestic loans held for investment includes net increases of $88.7 million, or 6.1%, $24.7 million, or 1.7%, and $18.6 million, or 1.6%, and in commercial loans, domestic single-family residential loans and owner occupied loans, respectively. The increase in domestic loans held for investment in the first quarter of 2024, includes $41.7 million in connection with a commercial loan relationship formerly domiciled outside the US. These increases were partially offset by a decrease of $53.5 million, or 13.7%, in domestic consumer loans as the Company discontinued the purchases of indirect consumer loans in 2023 and such indirect lending portfolio is set to runoff over time.

In the three months ended March 31, 2024, the Company has added approximately $62 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America decreased $42.4 million, or 48.4%, in the three months ended March 31, 2024, mainly driven by $41.7 million in connection with a commercial loan relationship formerly domiciled outside the US, and paydowns totaling $0.6 million to existing single family residential loans.

As of March 31, 2024, loans under syndication facilities, included in loans held for investment, were $261.0 million, a decrease of $10.8 million, or 4.0%, compared to $271.8 million at December 31, 2023. This decrease was mainly driven by $35.7 million payoffs of Shared National Credit Facilities (“SNC”) partially offset by a net increase of $25.4 million in club deals. At March 31, 2024 and December 31, 2023, loans under SNC facilities held for investment were $51 million and $87 million, respectively. As of March 31, 2024, syndicated loans that financed highly leveraged transactions were $0.7 million, or 0.01%, of total loans, compared to $5.5 million, or 0.1%, of total loans as of December 31, 2023.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	March 31, 2024		December 31, 2023
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$37,145	0.4%	$37,699	0.4%
Other	8,084	0.1%	49,923	0.5%
Total	$45,229	0.5%	$87,622	0.9%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $7.4 million and $7.2 million as of March 31, 2024 and December 31, 2023, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $37.1 million and $37.7 million as of March 31, 2024 and December 31, 2023, respectively.
.

The maturities of our outstanding international loans were:

	March 31, 2024				December 31, 2023
	Less than 1 year	1-3 Years	More than 3 years	Total (1)	Less than 1 year	1-3 Years	More than 3 years	Total (1)
(in thousands)
Venezuela (2)	$197	$—	$36,948	$37,145	$262	$—	$37,437	$37,699
Other (3)	180	1,224	6,680	8,084	3,180	5,725	41,018	49,923
Total	$377	$1,224	$43,628	$45,229	$3,442	$5,725	$78,455	$87,622

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

	March 31, 2024		December 31, 2023
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate	$22,322	36.6%	$25,876	35.8%
Commercial	47,547	39.5%	41,809	39.0%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	26,181	23.7%	27,819	25.0%
Total Allowance for Credit Losses	$96,050	100.0%	$95,504	100.0%
% of Total Loans held for investment	1.38%		1.39%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. There have been no material changes in our policies and methodology to estimate the ACL in the three months ended March 31, 2024.

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

	March 31, 2024	December 31, 2023
(in thousands)
Non-Accrual Loans
Domestic Loans:
Commercial real estate (CRE)
Multi-family residential	$—	$8
	—	8
Single-family residential	4,400	2,459
Owner occupied	1,958	3,822
	6,358	6,289
Commercial loans	21,833	21,949
Consumer loans and overdrafts	45	38
Total Non-Accrual Loans	$28,236	$28,276

Past Due Accruing Loans (1)
Real Estate Loans
Commercial real estate (CRE)
Single-family residential	$1,149	$5,218
Commercial	918	857
Consumer loans and overdrafts	—	49
Total Past Due Accruing Loans	2,067	6,124

Total Non-Performing Loans	$30,303	$34,400
OREO and other repossessed assets	20,181	20,181
Total Non-Performing Assets	$50,484	$54,581
______________
(1)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$8	$7,677	$3,822	$22,806	$—	$87	$20,181	$54,581
Plus: loans placed in nonaccrual status	2,359	2,007	1	2,425	—	10,194	—	16,986
Less: nonaccrual loan charge-offs	(591)	—	—	(2,424)	—	(10,187)	—	(13,202)
Less: nonaccrual loans sold, net of charge offs	(1,768)	—	—	—	—	—	—	(1,768)
Less: nonaccrual loan collections and others	(8)	(66)	(1,865)	(117)	—	—	—	(2,056)
(Less) Plus: (decrease) increase in past-due accruing loans	—	(4,069)	—	61	—	(49)	—	(4,057)
Balances at end of period	$—	$5,549	$1,958	$22,751	$—	$45	$20,181	$50,484

We recognized no interest income on non accrual loans during the three months ended March 31, 2024 and 2023.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2024				December 31, 2023
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Multi-family residential	$—	$6	$—	$6	$—	$8	$—	$8
Single-family residential	—	3,715	—	3,715	—	2,800	—	2,800
Owner occupied	40,666	2,023	—	42,689	15,723	3,890	—	19,613
	40,666	5,744	—	46,410	15,723	6,698	—	22,421
Commercial loans	63,172	22,800	—	85,972	30,261	22,971	—	53,232
Consumer loans and overdrafts	—	36	—	36	—	41	—	41
	$103,838	$28,580	$—	$132,418	$45,984	$29,710	$—	$75,694
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

Classified Loans. Classified loans includes substandard and doubtful loans. For more information on the activity of Classified loans in the first quarter of 2024, please refer to non-performing assets discussion above. All nonaccrual loans are classified as Substandard.

Special Mention Loans. Special mention loans as of March 31, 2024 totaled $103.8 million, an increase of $57.9 million, or 125.8%, from $46.0 million as of December 31, 2023. This increase was primarily driven by an aggregate of $60.6 million in downgrades, including: (i) one commercial relationship in Florida totaling $32.4 million in the healthcare industry, and (ii) $28.4 million in Texas consisting of a $15.4 million relationship in the healthcare industry, an $8.2 million relationship in the car dealer industry, and $4.7 million to a borrower in the machinery manufacturing industry. These increases were offset by $2.9 million in payoffs to existing special mention loans including $2.6 million paid down to a borrowing relationship in the seafood wholesale industry. All special mention loans remained current at March 31, 2024, with the exception of $8.2 million being less than sixty days past due.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2024 and December 31, 2023, are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Real estate loans
Single-family residential (1)	171	221
Owner occupied	75	78
	246	299
Commercial loans	913	967
	$1,159	$1,266
__________
(1) Corresponds to both domestic and international single-family residential loans.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2024 and December 31, 2023. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less ACL if required. The Company determined that an ACL on its debt securities available for sale as of March 31, 2024 and December 31, 2023 was not required.

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt securities	$601,367	38.1%	$557,307	37.2%
Corporate debt securities (1) (2) (3)	264,373	16.7%	260,802	17.4%
U.S. government agency debt securities	423,769	26.8%	390,777	26.1%
U.S. treasury securities	1,990	0.1%	1,991	0.1%
Municipal bonds	1,599	0.1%	1,668	0.1%
Collateralized loan obligations	4,975	0.3%	4,957	0.4%
	$1,298,073	82.1%	$1,217,502	81.3%

Debt securities held to maturity (4)	$224,014	14.2%	$226,645	15.1%

Equity securities with readily determinable fair value not held for trading (5)	$2,480	0.2%	$2,534	0.2%

Other securities (6):	$54,001	3.5%	$50,294	3.4%
	$1,578,568	100.0%	$1,496,975	100.0%
__________________
(1)    As of March 31, 2024 and December 31, 2023 corporate debt includes $10.4 million and $10.5 million, respectively, of debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at March 31, 2024, and at December 31, 2023. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of March 31, 2024 and December 31, 2023, debt securities in the financial services sector issued by domestic corporate entities both represent 1.9% of our total assets.
(3)    As of March 31, 2024 and December 31, 2023, includes $130.5 million and $127.2 million, respectively, in subordinated debt securities issued by financial institutions. Additionally, as of March 31, 2024 and December 31, 2023, there were $60.1 million and $59.6 million in unsecured senior notes issued by financial institutions.
(4)    Includes securities issued by the U.S. government or U.S. government sponsored agencies.
(5)    In 2023, the Company purchased an investment in an open-end fund incorporated in the U.S with an original cost of $2.5 million. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(6)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of March 31, 2024, total securities increased $81.6 million, or 5.5%, to $1.58 billion compared to $1.50 billion at December 31, 2023. The increase in the three months ended March 31, 2024 was mainly driven by purchases of debt securities held for sale of $66.4 million. This increase was partially offset by: (i) maturities, sales, calls and pay downs, totaling $26.9 million, and (ii) net pre-tax unrealized holding losses, on debt securities available for sale of $6.9 million primarily attributable to changes in market interest rates during the period.

Debt securities available for sale had net unrealized holding losses of $105.8 million and net unrealized holding gains of $1.8 million at March 31, 2024, compared to December 31, 2023 when net unrealized holding losses were $100.3 million and net unrealized holding gains were $3.2 million. During the three months ended March 31, 2024, the Company recorded net after-tax unrealized holding losses of $5.1 million which are included in accumulated other comprehensive loss for the period. This was attributable to changes in market interest rates during the period. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of March 31, 2024 and December 31, 2023.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of March 31, 2024 nor as of December 31, 2023. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2024 and December 31, 2023, all held to maturity securities held by the Company were rated investment grade.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2024 and December 31, 2023. Similar to the table above, the book value for securities available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

March 31, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$601,367	4.14%	$642	3.36%	$35,840	3.25%	$27,785	4.00%	$537,100	4.21%	$—	—%
Corporate debt-domestic	253,986	4.40%	—	—%	92,115	5.34%	150,280	3.88%	11,591	3.69%	—	—%
U.S. Government agency debt	423,769	4.18%	1,190	2.71%	1,228	5.67%	5,646	6.36%	415,705	4.15%	—	—%
Municipal bonds	1,599	2.53%	—	—%	—	—%	339	2.06%	1,260	2.66%	—	—%
Corporate debt-foreign	10,387	3.65%	—	—%	8,339	3.81%	2,048	2.98%	—	—%	—	—%
Collateralized loan obligations	4,975	6.57%	—	—%	—	—%	—	—%	4,975	6.57%	—	—%
U.S. treasury securities	1,990	4.47%	1,990	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,298,073	4.22%	$3,822	3.74%	$137,522	4.71%	$186,098	3.96%	$970,631	4.19%	$—	—%

Debt securities held to maturity	$224,014	3.37%	$—	—%	$—	—%	$18,954	2.29%	$205,060	3.47%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,480	5.79%	—	—	—	—	—	—	—	—	2,480	5.79%

Other securities	$54,001	7.00%	$—	—%	$—	—%	$—	—%	$—	—%	$54,001	7.00%
	$1,578,568	4.19%	$3,822	3.74%	$137,522	4.71%	$205,052	3.81%	$1,175,691	4.06%	$56,481	6.95%

December 31, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$557,307	3.98%	$616	2.82%	$36,757	3.22%	$28,642	4.12%	$491,292	4.03%	$—	—%
Corporate debt-domestic	250,351	4.42%	—	—%	89,262	5.42%	149,868	3.87%	11,221	3.71%	—	—%
U.S. Government agency debt	390,777	4.10%	134	3.05%	2,294	4.17%	6,167	6.34%	382,182	4.06%	—	—%
Municipal bonds	1,668	2.44%	—	—%	—	—%	347	1.91%	1,321	2.58%	—	—%
Corporate debt-foreign	10,451	3.64%	—	—%	8,368	3.81%	2,083	2.98%	—	—%	—	—%
Collateralized loan obligations	4,957	6.57%	—	—%	—	—%	—	—%	4,957	6.57%	—	—%
U.S. treasury securities	1,991	4.47%	1,991	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,217,502	4.12%	$2,741	4.03%	$136,681	4.71%	$187,107	3.98%	$890,973	4.05%	$—	—%

Debt securities held to maturity	$226,645	3.40%	$—	—%	$—	—%	$19,099	2.30%	$207,546	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,534	2.80%	—	—%	—	—%	—	—%	—	—%	2,534	2.8%

Other securities	$50,294	6.89%	$—	—%	$—	—%	$—	—%	$—	—%	$50,294	6.89%
	$1,496,975	4.10%	$2,741	4.03%	$136,681	4.71%	$206,206	3.82%	$1,098,519	3.95%	$52,828	6.69%

The investment portfolio’s weighted average effective duration increased to 5.2 years at March 31, 2024 compared to 5.0 years at December 31, 2023, as the model anticipates slower MBS principal prepayments due to higher market rates.

Liabilities
Total liabilities were $9.08 billion at March 31, 2024, an increase of $99.4 million, or 1.1%, compared to $9.0 billion at December 31, 2023. This was primarily driven by an increase of (i) $70.0 million, or 10.9%, in advances from the FHLB and, (ii) $46.8 million or 28.5% in accounts payable, accrued liabilities and other liabilities which includes an increase of $50.4 million in securities purchased pending settlement at the end of the quarter. These increases were partially offset by a net decrease of $16.6 million, or 0.2%, in total deposits, mainly due to a decrease in time deposits and noninterest bearing demand deposits. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits.

Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida, and the opening of new banking centers in various locations in Florida in the first three months of 2024, and in April 2024 as well. See “Our Company- Business Developments” for additional information.

Total deposits were $7.88 billion at March 31, 2024, a decrease of $16.6 million, or 0.2%, compared to December 31, 2023. The decrease in deposits in the three months ended March 31, 2024 was mainly due to: (i) a net decrease of $52.0 million, or 2.3%, in time deposits and (ii) $29.6 million or 2.1% in noninterest bearing demand deposits. The decreases were partially offset mainly by an increase of $58.5 million or 2.3% in interest bearing deposits. Organic deposit growth during the quarter ended March 31, 2024 compared to December 31, 2023 was $331.8 million, partially offsetting a reduction in institutional deposits of $262 million, as well as a decrease of $86.4 million in brokered deposits.

The $52.0 million, or 2.3%, net decrease in time deposits includes a decrease of $69.3 million, or 9.6% in brokered time deposits, partially offset by an increase of $17.2 million, or 1.1%, in customer CDs.

The $58.5 million, or 2.3% increase in interest bearing demand deposits was primarily due to an increase in international deposits from businesses during the period.

As of March 31, 2024 total brokered deposits were $650.4 million, a decrease of $86.4 million, or 11.7%, compared to $736.9 million at December 31, 2023.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2024	December 31, 2023	Amount	%
Deposits
Domestic (1)	$5,288,702	$5,430,059	$(141,357)	(2.6)%
Foreign:
Venezuela (2)	1,988,470	1,870,979	117,491	6.3%
Others (3)	601,071	593,825	7,246	1.2%
Total foreign	2,589,541	2,464,804	124,737	5.1%
Total deposits	$7,878,243	$7,894,863	$(16,620)	(0.2)%
_________________
(1)    Includes brokered deposits of $650.4 million and $736.9 million at March 31, 2024 and December 31, 2023, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits decreased $141.4 million, or 2.6%, in the three months ended March 31, 2024, primarily driven by decreases of: (i) $69.3 million in domestic brokered time deposits; (ii) $56.6 million in domestic noninterest bearing deposits; (iii) $18.9 million in domestic interest bearing demand transaction accounts, and (iv) $14.4 million in customer time deposits. These decreases were partially offset by an increase of $17.8 million in domestic savings and money market transaction accounts.
During the three months ended March 31, 2024, total foreign deposits increased $124.7 million, or 5.1%, primarily driven by an increase of $117.5 million, or 6.3% in deposits from customers domiciled in Venezuela, mostly in interest-bearing accounts and time deposits. There was also an increase of $7.2 million, or 1.2%, in deposits from countries other than Venezuela.

Core Deposits
Our core deposits were $5.63 billion and $5.60 billion as of March 31, 2024 and December 31, 2023, respectively. Core deposits represented 71.5% and 70.9% of our total deposits at those dates, respectively. The increase of $35.4 million, or 0.6%, in core deposits in the three months ended March 31, 2024 was mainly driven by increases in interest bearing demand deposits and savings and money market deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of March 31, 2024, we had $650.4 million in brokered deposits, which represented 8.3% of our total deposits at that date (9.3% as of December 31, 2023). As of March 31, 2024, brokered deposits decreased $86.4 million, or 11.7%, compared to $736.9 million as of December 31, 2023, mainly due to maturities of brokered time deposits. As of March 31, 2024 and December 31, 2023, brokered deposits included time deposits of $650.3 million and $719.5 million, respectively, and brokered interest bearing demand and money market deposits of $0.2 million and $17.4 million, respectively. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At March 31, 2024 and December 31, 2023, our large fund providers, included 17 and 19 deposit relationships, respectively, with total balances of $1.2 billion and $1.1 billion, respectively. The increase in balances from large fund providers in the three months ended March 31, 2024 was mainly driven by the Company’s continued focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands, except percentages)
Less than 3 months	$264,266	20.1%	$178,102	13.7%
3 to 6 months	394,995	30.0%	239,843	18.4%
6 to 12 months	582,195	44.2%	698,897	53.6%
1 to 3 years	60,361	4.6%	174,792	13.4%
Over 3 years	14,918	1.1%	12,974	0.9%
Total	$1,316,735	100.0%	$1,304,608	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings as of March 31, 2024. Short-term borrowings outstanding at December 31, 2023 matured in January 2024. There were no other short-term borrowings outstanding in the three months ended March 31, 2024. All of our outstanding short-term borrowings at December 31, 2023 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at March 31, 2024 and December 31, 2023.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the year ended December 31, 2023.

December 31, 2023
(in thousands, except percentages)
Outstanding at period-end	$40,000
Average amount	49,572
Maximum amount outstanding at any month-end	204,863
Weighted average interest rate:
During period	4.27%
End of period	5.46%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2024	2023
(in thousands, except percentages and per share data)
Net income attributable to the Company	$10,568	$20,186
Basic earnings per common share	0.32	0.60
Diluted earnings per common share (1)	0.31	0.60

Average total assets	$9,754,566	$9,305,830
Average stockholders' equity	746,743	734,198
Net income attributable to the Company / Average total assets (ROA)	0.44%	0.88%
Net income attributable to the Company / Average stockholders' equity (ROE)	5.69%	11.15%
Average stockholders' equity / Average total assets ratio	7.66%	7.89%

__________________

(1)In the three month periods ended March 31, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024, basic and diluted earnings per share decreased compared to same period one year ago, primarily driven by lower net income earned.

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
Total stockholders’ equity was $738.1 million as of March 31, 2024, an increase of $2.0 million, or 0.3%, compared to $736.1 million as of December 31, 2023. This increase was primarily driven by a net income of $10.6 million in the first three months of 2024. This increase was partially offset by: (i) after-tax net unrealized holding losses of $5.1 million primarily from the change in the market value of debt securities available for sale and (ii) $3.0 million of dividends declared and paid by the Company in the three months of 2024.

Common Stock Transactions
There were no repurchases of the Company’s Class A common stock in the first quarter of 2024. For more information about the Company’s repurchase programs, see Note 18 to the Company’s consolidated financial statements on the 2023 Form 10-K.

Dividends.
Set forth below are the details of dividends declared and paid by the Company for the first three months ended March 31, 2024:

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our shot-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $659.7 million at March 31, 2024, compared to $321.9 million at December 31, 2023.

At March 31, 2024 and December 31, 2023, the Company had $715.0 million and $645.0 million, respectively, of outstanding advances from the FHLB. At March 31, 2024 and December 31, 2023, we had an additional $2.2 billion of remaining credit availability with the FHLB, and $1.9 billion of FHLB borrowing capacity. This additional borrowing capacity is determined by the FHLB. In the three months ended March 31, 2024, the Company repaid $337.5 million in advances from the FHLB, and borrowed $407.5 million from this source. In the three months ended March 31, 2024, the Company had no gains or losses on the repayments of the advances from the FHLB. These repayments are part of the Company’s asset/liability management strategies.
There were no other borrowings as of March 31, 2024 and December 31, 2023.

We also have available uncommitted federal funds lines with several banks.We had no outstanding borrowings under uncommitted federal funds lines with banks at March 31, 2024 and December 31, 2023.

Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents mainly at the Bank of $58.3 million as of March 31, 2024 and $46.8 million as of December 31, 2023, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in the 2023 Form 10-K.
In December 2023, the Board of Directors of the Bank approved the payment of cash dividend of $20 million by the Bank to the Company. The Company received this dividend from the Bank in the first quarter of 2024.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital ratio	$987,424	12.49%	$632,412	8.00%	$790,515	10.00%
Tier 1 capital ratio	859,108	10.87%	474,309	6.00%	632,412	8.00%
Tier 1 leverage ratio	859,108	8.73%	393,616	4.00%	492,020	5.00%
Common Equity Tier 1 (CET1)	798,312	10.10%	355,732	4.50%	513,835	6.50%

December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
Common Equity Tier 1 (CET1)	790,959	9.79%	363,645	4.50%	525,266	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital ratio	$978,158	12.39%	$631,451	8.00%	$789,313	10.00%
Tier 1 capital ratio	879,488	11.14%	473,588	6.00%	631,451	8.00%
Tier 1 leverage ratio	879,488	8.97%	392,281	4.00%	490,351	5.00%
Common Equity Tier 1 (CET1)	879,488	11.14%	355,191	4.50%	513,054	6.50%

December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
Common Equity Tier 1 (CET1)	866,141	10.73%	363,185	4.50%	524,600	6.50%

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of financial instruments whose contracts represent off-balance sheet credit risk as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 19 to our audited consolidated financial statements included in the 2023 Form 10-K.

(in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$1,173,750	$1,305,816
Letters of credit	51,135	29,605
	$1,224,885	$1,335,421

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, certain binding agreements we have entered into for services including outsourcing of technology services, advertising and other services, and other borrowing arrangements which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flows from operations will be sufficient to meet our operational cash needs for the foreseeable future. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the 2023 Form 10-K.

In the three months ended March 31, 2024, the Company borrowed $0.4 billion in advances from the FHLB and repaid $0.3 billion of these borrowings.
In the three months ended March 31, 2024, total time deposits decreased $52.0 million, or 2.3%. See “Deposits” for additional information.
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the 2023 Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2023.
Recently Issued Accounting Pronouncements. For a description of recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our Board of Directors and monitored by management. See discussions below for material changes in our market risk exposure as compared to those discussed in our 2023 Form 10-K, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	March 31,		December 31,
(in thousands, except percentages)	2024		2023
Change in Interest Rates (Basis points)
Increase of 200	$16,935	5.1%	$20,487	6.1%
Increase of 100	12,790	3.8%	15,618	4.7%
Decrease of 50	(2,916)	(0.9)%	(3,923)	(1.2)%
Decrease of 100	(7,122)	(2.1)%	(10,273)	(3.1)%
Decrease of 200	(17.604)	(5.3)%	(21,290)	(6.3)%
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

Net interest income in the base scenario, decreased to approximately $350 million in the three months ended March 31, 2024 compared to $336.0 million as of December 31, 2023. This decrease is mainly due to higher cost of total deposits and borrowings. This was partially offset by: (i) loan production at higher rates; and (ii) the growth in the size of the balance sheet as total assets increased $101.4 million, or 1.0%, in the first three months of 2024 compared to December 31, 2023.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	March 31,	December 31,
	2024	2023
Change in Interest Rates (Basis points)
Increase of 200	(10.62)%	(4.66)%
Increase of 100	(3.89)%	(0.38)%
Decrease of 50	2.77%	3.61%
Decrease of 100	2.99%	1.83%
Decrease of 200	3.86%	2.73%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of March 31, 2024 and December 31, 2023:

	Change in market value (1)
	March 31,	December 31,
(in thousands)	2024	2023
Change in Interest Rates
(Basis points)
Increase of 200	$(119,837)	$(112,010)
Increase of 100	(60,326)	(54,182)
Decrease of 50	30,143	34,956
Decrease of 100	60,094	55,312
Decrease of 200	116,511	112,809
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio increased to 5.2 years at March 31, 2024 compared to 5.0 years at December 31, 2023, as the model anticipates slower MBS principal prepayments due to the higher market rates. Additionally, the floating rate portfolio decreased to 12.9% at March 31, 2024 from 13.3% at December 31, 2023.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of March 31, 2024. This information may not be indicative of our interest rate sensitivity position at other points in time.

	March 31, 2024
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$659,671	$578,636	$—	$—	$—	$81,035
Securities:
Debt available for sale, at fair value	1,298,073	313,211	305,143	162,491	517,228	—
Debt held to maturity, at amortized cost	224,014	—	—	—	224,014	—
Federal Reserve and FHLB stock	54,001	40,767	—	—	—	13,234
Marketable equity securities	2,480	2,480	—	—	—	—
Mortgage loans held for sale, at fair value	48,908	48,908	—	—	—	—
Loans held for investment-performing (1)	6,927,172	4,409,745	1,168,722	641,069	707,636	—
Earning Assets	$9,214,319	$5,393,747	$1,473,865	$803,560	$1,448,878	$94,269
Liabilities
Interest bearing demand deposits	2,619,115	2,619,115	—	—	—	—
Saving and money market	1,616,719	1,616,719	—	—	—	—
Time deposits	2,245,078	1,692,812	490,055	61,667	544	—
FHLB advances	715,000	650,000	65,000	—	—	—
Senior Notes	59,605	—	59,605	—	—	—
Subordinated Notes	29,497	—	—	—	29,497	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,349,192	$6,642,824	$614,660	$61,667	$30,041	$—
Interest rate sensitivity gap		(1,249,077)	859,205	741,893	1,418,837	94,269
Cumulative interest rate sensitivity gap		(1,249,077)	(389,872)	352,021	1,770,858	1,865,127
Earnings assets to interest bearing liabilities (%)		81.2%	239.8%	1,303.1%	4,823.0%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $30.3 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Other than the changes described below in connection with the completed transition of our core data processing platform, our general ledger and transactional applications in the fourth quarter of 2023, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 4, 2021, we announced a new multi-year outsourcing agreement with Fidelity National Information Services (FIS) which includes the transition of our core data processing platform, other applications and in-house technology services to FIS. This transition to FIS was completed on November 6, 2023. During the quarter ended March 31, 2024, we updated our internal controls to incorporate third party vendor controls related to the core data processing platform, transactional applications and technology services into our framework.

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K. Set forth below are material changes to our existing risk factors previously disclosed in the 2023 Form 10-K. Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.

The pending sale of our Houston banking operations may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending sale may be disruptive to the Company.

On April 16, 2024, the Bank, a wholly-owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank, a federally chartered savings association, based in Oklahoma City, Oklahoma (“MidFirst”) pursuant to which MidFirst will purchase certain assets and assume certain liabilities of the banking operations and six branches in the Houston, Texas metropolitan statistical area (the “Sale Transaction”).

The Sale Transaction is currently expected to close in the second half of 2024, subject to regulatory approval required by the Office of the Comptroller of the Currency and the timely satisfaction of customary closing conditions. If regulatory approval is not obtained or the conditions to the closing of the Sale Transaction are not timely satisfied or, where permissible, waived on a timely basis or at all, we may be unable to complete the Sale Transaction, or such completion may be delayed beyond our expected timeline.

Whether or not the Sale Transaction is completed, the announcement and pendency of the Sale Transaction may be disruptive to the Company and the Bank and may adversely affect the Company’s and the Bank’s business and may adversely affect current or prospective relationships with customers, employees, and vendor relationships, particularly in the Houston, Texas metropolitan statistical area. Uncertainties related to the Sale Transaction could divert the attention of management and other employees from the day-to-day operations in preparation for and during the completion of the Sale Transaction. If we are unable to effectively manage these risks, our business, financial condition, results of operations or prospects could be adversely affected.

If the Sale Transaction is delayed or not completed for any reason, including due to the inability to satisfy the closing conditions or due to the inability to obtain the necessary regulatory approval, investor confidence could decline, and we could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the Sale Transaction and will have incurred significant transaction costs. Accordingly, if the Sale Transaction is not completed on the terms set forth in the Purchase Agreement or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement, effective January 1, 2024, between Amerant Bank, N.A, Amerant Bancorp Inc. and Gerald P. Plush (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on January 3, 2024).

10.2	Asset Sale Agreement by and between Amerant Bank, N.A. and PFSS 2 SUB III (C), LLC dated January 12, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on January 16, 2024) *
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
* The schedules and attachments to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company agrees to furnish a copy of any omitted schedule to the U.S. Securities and Exchange Commission upon its request.
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	May 3, 2024	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2024	By:	/s/ Sharymar Calderon
Sharymar Calderon
Executive Vice-President, Chief Financial Officer (Principal Financial Officer)