Form 10-Q
period 2024-06-30
Amerant Bancorp Inc.
filed 2024-08-02
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2024
Class A Common Stock, $0.10 par value per share	33,493,162 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2024

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$32,762	$47,234
Interest earning deposits with banks	238,346	242,709
Restricted cash	32,430	25,849
Other short-term investments	6,781	6,080
Cash and cash equivalents	310,319	321,872
Securities
Debt securities available for sale, at fair value	1,269,356	1,217,502
Debt securities held to maturity, at amortized cost (estimated fair value of $192,403 and $204,945 at June 30, 2024 and December 31, 2023, respectively)	219,613	226,645
Equity securities with readily determinable fair value not held for trading	2,483	2,534
Federal Reserve Bank and Federal Home Loan Bank stock	56,412	50,294
Securities	1,547,864	1,496,975
Loans held for sale, at lower of cost or fair value	551,828	365,219
Mortgage loans held for sale, at fair value	60,122	26,200
Loans held for investment, gross	6,710,961	6,873,493
Less: Allowance for credit losses	94,400	95,504
Loans held for investment, net	6,616,561	6,777,989
Bank owned life insurance	238,851	234,972
Premises and equipment, net	33,382	43,603
Deferred tax assets, net	48,779	55,635
Operating lease right-of-use assets	100,580	118,484
Goodwill	19,193	19,193
Accrued interest receivable and other assets	220,259	256,185
Total assets	$9,747,738	$9,716,327
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,465,140	$1,426,919
Interest bearing	2,316,976	2,560,629
Savings and money market	1,723,233	1,610,218
Time	2,310,662	2,297,097
Total deposits	7,816,011	7,894,863
Advances from the Federal Home Loan Bank	765,000	645,000
Senior notes	59,685	59,526
Subordinated notes	29,539	29,454
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	105,861	123,167
Accounts payable, accrued liabilities and other liabilities	173,122	164,071
Total liabilities	9,013,396	8,980,259
Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 33,562,756 shares issued and outstanding at June 30, 2024 (33,603,242 shares issued and outstanding at December 31, 2023)	3,357	3,361
Additional paid in capital	189,601	192,701
Retained earnings	620,299	610,802
Accumulated other comprehensive loss	(78,915)	(70,796)
Total stockholders' equity	734,342	736,068
Total liabilities and stockholders' equity	$9,747,738	$9,716,327
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income
Loans	$124,117	$119,570	$246,822	$228,071
Investment securities	16,950	13,233	33,041	26,532
Interest earning deposits with banks and other interest income	5,342	5,694	11,171	9,024
Total interest income	146,409	138,497	291,034	263,627

Interest expense
Interest bearing demand deposits	16,779	16,678	34,515	29,533
Savings and money market deposits	14,999	9,437	29,860	17,364
Time deposits	25,971	18,528	52,095	31,362
Advances from the Federal Home Loan Bank	6,946	7,621	12,524	14,384
Senior notes	941	941	1,884	1,883
Subordinated notes	361	362	722	723
Junior subordinated debentures	1,055	1,052	2,109	2,167
Securities sold under agreements to repurchase	2	1	2	1
Total interest expense	67,054	54,620	133,711	97,417
Net interest income	79,355	83,877	157,323	166,210
Provision for credit losses	19,150	29,077	31,550	40,777
Net interest income after provision for credit losses	60,205	54,800	125,773	125,433

Noninterest income
Deposits and service fees	5,281	4,944	9,606	9,899
Brokerage, advisory and fiduciary activities	4,538	4,256	8,865	8,438
Change in cash surrender value of bank owned life insurance	2,242	1,429	4,584	2,841
Loan-level derivative income	2,357	476	2,823	2,547
Cards and trade finance servicing fees	1,331	562	2,554	1,095
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	189	13,440	189	26,613
Derivative (losses) gains, net	(44)	242	(196)	256
Securities losses, net	(117)	(1,237)	(171)	(10,968)
Other noninterest income	3,643	2,507	5,654	5,241
Total noninterest income	19,420	26,619	33,908	45,962

Noninterest expense
Salaries and employee benefits	33,857	34,247	66,815	69,123
Professional and other services fees	12,110	7,415	23,073	15,043
Occupancy and equipment	9,041	6,737	15,517	13,535
Telecommunication and data processing	2,732	5,027	6,265	8,091
Advertising expenses	4,243	4,332	7,321	6,918
FDIC assessments and insurance	2,772	2,739	5,780	5,476
Depreciation and amortization	1,652	2,275	3,129	3,567
Loan-level derivative expense	580	110	584	1,710
Other real estate owned and repossessed assets (income) expense, net	(148)	2,431	(502)	2,431
Contract termination costs	—	1,550	—	1,550
Losses on loans held for sale carried at the lower cost or fair value	1,258	—	1,258	—
Other operating expenses	5,205	5,637	10,656	9,789
Total noninterest expenses	73,302	72,500	139,896	137,233
Income before income tax expense	6,323	8,919	19,785	34,162
Income tax expense	(1,360)	(1,873)	(4,254)	(7,174)
Net income before attribution of noncontrolling interest	4,963	7,046	15,531	26,988
Noncontrolling interest	—	(262)	—	(506)
Net income attributable to Amerant Bancorp Inc.	$4,963	$7,308	$15,531	$27,494
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Other comprehensive loss, net of tax
Net unrealized holding losses on debt securities available for sale arising during the period	$(2,978)	$(13,487)	$(8,082)	$(7,370)
Net unrealized holding gains on cash flow hedges arising during the period	70	276	297	88
Reclassification adjustment for items included in net income	(123)	604	(334)	991
Other comprehensive loss	(3,031)	(12,607)	(8,119)	(6,291)
Comprehensive income (loss)	$1,932	$(5,299)	$7,412	$21,203

Earnings Per Share (Note 13):
Basic earnings per common share	$0.15	$0.22	$0.46	$0.82
Diluted earnings per common share	$0.15	$0.22	$0.46	$0.81

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2024

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068
Issuance of common shares for restricted stock unit vesting	77,615	8	(8)	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(92,830)	(9)	(2,078)	—	—	—	(2,087)
Restricted stock forfeited	(3,903)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,635	—	—	—	1,635
Dividends paid	—	—	—	—	(3,011)	—	(3,011)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	10,568	—	10,568
Other comprehensive loss	—	—	—	—	—	(5,088)	(5,088)
Balance at March 31, 2024	33,709,395	$3,373	$192,237	$—	$618,359	$(75,884)	$738,085
Repurchase of Class A common stock	(200,652)	—	—	(4,448)	—	—	(4,448)
Treasury stock retired	—	(20)	(4,428)	4,448	—	—	—
Restricted stock and restricted stock units surrendered	(7,957)	(1)	(93)	—	—	—	(94)
Stock issued for employee stock purchase plan	28,510	3	483	—	—	—	486
Restricted stock forfeited	(15,043)	(2)	2	—	—	—	—
Restricted stock units vested	48,503	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,404	—	—	—	1,404
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	4,963	—	4,963
Dividends paid	—	—	—	—	(3,023)	—	(3,023)
Other comprehensive loss	—	—	—	—	—	(3,031)	(3,031)
Balance at June 30, 2024	33,562,756	$3,357	$189,601	$—	$620,299	$(78,915)	$734,342

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income before attribution of noncontrolling interest	$15,531	$26,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	31,550	40,777
Net premium amortization on securities	2,586	2,440
Depreciation and amortization	3,129	3,567
Stock-based compensation expense	3,039	3,481
Change in cash surrender value of bank owned life insurance	(4,584)	(2,841)
Securities losses, net	171	10,968
Derivative losses (gains), net	196	(256)
Gains on sale of loans, net	(2,294)	(2,509)
Losses on loans held for sale carried at the lower cost or fair value	1,258	—
Loss on sale of other repossessed assets	—	2,649
Impairment on investment carried at cost	—	1,963
Deferred taxes and others	12,018	(3,309)
Gain on early extinguishment of advances from the FHLB, net	(189)	(26,613)
Proceeds from sales and repayments of loans held for sale (at fair value)	113,481	128,478
Originations and purchases of loans held for sale (at fair value)	(168,016)	(189,943)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(15,009)	(8,025)
Accounts payable, accrued liabilities and other liabilities	7,580	4,346
Net cash provided by (used in) operating activities	447	(7,839)

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(115,935)	(36,658)
Equity securities with readily determinable fair value not held for trading	—	(2,500)
Federal Home Loan Bank stock	(36,343)	(38,660)
	(152,278)	(77,818)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	50,941	46,093
Held to maturity	6,729	7,373
Federal Home Loan Bank stock	30,226	43,775
Equity securities with readily determinable fair value not held for trading	—	11,168
	87,896	108,409
Net increase in loans	(470,074)	(291,759)
Proceeds from loan sales	434,318	14,462
Cash paid in business acquisition	—	(1,970)
Net purchases of premises and equipment and others	(4,995)	(7,247)
Proceeds from surrender of bank owned life insurance	62,741	—
Proceeds from bank owned life insurance death benefit	1,232	—
Proceeds from sale of repossessed assets	—	2,464
Net cash used in investing activities	(41,160)	(253,459)

Cash flows from financing activities
Net (decrease) increase in demand, savings and money market accounts	(92,417)	182,073
Net increase in time deposits	13,565	353,299
Proceeds from Advances from the Federal Home Loan Bank	1,212,500	1,130,000
Repayments of Advances from the Federal Home Loan Bank	(1,092,311)	(1,240,448)
Repurchase of common stock - Class A	(4,448)	(2,225)
Dividend paid	(6,034)	(6,040)
Disbursements arising from stock-based compensation, net	(1,695)	(901)
Net cash provided by financing activities	29,160	415,758
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,553)	154,460

Cash, cash equivalents and restricted cash
Beginning of period	321,872	290,601
End of period	$310,319	$445,061
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30, 2024
(in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid:
Interest	$133,977	$90,207
Income taxes	4,751	13,874
Right-of-use assets obtained in exchange for new lease obligations	—	6,233
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	23,365	77,702
Loans transferred to other assets	—	26,534
Loans held for investment (at lower of cost or fair value) transferred to loans held for sale	553,085	—
Premises and equipment transferred to other assets	11,405	—
Right-of-use assets transferred to other assets	15,368	—
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

Sale of Houston Banking Operations

On April 16, 2024, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank (“MidFirst”) pursuant to which MidFirst will purchase certain assets and assume certain liabilities (the “Houston Sale Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area (collectively, the “Branches”). Pursuant to the terms of the Purchase Agreement, MidFirst has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches, as well as 45 team members. On July 30, 2024, regulatory approval for the Houston Sale Transaction was received. The Houston Sale Transaction is expected to close on November 2024, subject to the satisfaction of customary closing conditions.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following table presents assets and liabilities held for sale in connection with the Houston Sale Transaction which are included in the Company’s consolidated balance sheet as of June 30, 2024:

(in thousands)
Assets
Loans held for sale, at lower of cost or fair value (1)	$551,828
Accrued interest receivable and other assets (2)	23,588
Total assets	$575,416
Liabilities
Noninterest bearing demand deposits (3)	$68,682
Interest bearing demand deposits	47,263
Savings and money market	132,587
Time deposits	296,840
Total deposits	545,372
Other liabilities:
Operating lease liabilities	6,746
Other liabilities (4)	7,601
Total liabilities	$559,719
__________________
(1)In the second quarter of 2024, the Company recognized a valuation allowance of $1.3 million as a result of the fair value adjustment of these loans.
(2)Includes premises and equipment for $8.0 million, operating lease right-of-use assets for $6.6 million, $5.8 million in derivative assets and other assets for $3.3 million.
(3)Includes $5.1 million in escrow accounts.
(4)Includes $5.8 million in derivative liabilities.

The Company recorded non-routine expense items in the second quarter of 2024 in connection with the Houston Sale Transaction totaling approximately $5.5 million as follows: (i) $3.4 million in market value adjustments for two branches owned based on third party appraisals; (ii) $1.3 million in loan valuation allowance due to deferred loan costs; (iii) $0.5 million for legal and investment banking fees; and (iv) $0.3 million in intangible write-off. These charges were partially offset by a $4.4 million release in credit reserves after transferring the loans to held for sale.

Changes in Ownership Interest in Amerant Mortgage

At June 30, 2024 and December 31, 2023, the Company had an ownership interest of 100% in Amerant Mortgage. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. Therefore, the Company did not record any loss or gain attributable to non-controlling interest in the second quarter and first half of 2024 and had no equity attributable to the non-controlling interest at June 30, 2024 and December 31, 2023. See the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”), on March 7, 2024 (the “2023 Form 10-K”) for detailed information on changes in ownership interest in Amerant Mortgage.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Restructuring costs

There were no restructuring costs in the three and six month periods ended June 30, 2024. In the three and six month periods ended June 30, 2023, the Company recorded estimated contract termination and related costs of approximately $1.6 million in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021. In addition, during the three and six month periods ended June 30, 2023, restructuring costs consisted of severance costs of approximately $2.2 million and $2.4 million, respectively, branch closure expenses and related charges of $1.6 million and $2.0 million, respectively, and consulting and other professional fees of $2.1 million and $4.8 million, respectively. Furthermore, in each of the three and six month periods ended June 30, 2023, the Company recorded a charge of $1.4 million related to the disposition of fixed assets due to the write off of in-development software. Severance costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income.

Stock Repurchase Program

On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). On December 6, 2023, the Board approved to extend the expiration date of the 2023 Class A Common Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. As of the date the extension of the 2023 Class A Common Stock Repurchase Program was approved, the Company had $20 million available for repurchases under the program.

In each of the three and six month periods ended June 30, 2024, the Company repurchased an aggregate of 200,652 shares of Class A common stock at a weighted average price of $22.17 per share under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $4.4 million, including transaction costs.

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

In the six months ended June 30, 2024 and 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of June 30, 2024 and 2023, there were no shares of Class A common stock held as treasury stock.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three and six month periods ended June 30, 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
1/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
On July 24, 2024, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on August 30, 2024, to shareholders of record at the close of business on August 15, 2024.

Impairment on Investments Carried at Cost

In the three and six months ended June 30, 2023, the Company recorded an impairment charge of $2.0 million related to an investment carried at cost and included in other assets in the consolidated balance sheets. See the 2023 Form 10-K for more details on our investments carried at cost.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At June 30, 2024 and December 31, 2023, interest-earning deposits with banks were mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $238 million and $243 million, respectively. At June 30, 2024 and December 31, 2023, the average interest rate on these deposits was approximately 5.63% and 5.64%, respectively. These deposits have no stated maturity dates.

As of June 30, 2024 and December 31, 2023, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At June 30, 2024 and December 31, 2023, the Company held $6.8 million and $6.1 million, respectively, with an average yield of 5.22% and 4.80%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At June 30, 2024 and December 31, 2023, the Company had restricted cash balances of $32.4 million and $25.8 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Company, to repay according to margin requirements. At June 30, 2024 and December 31, 2023, this obligation was $31.5 million and $25.0 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale are summarized as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$631,592	$444	$(44,896)	$—	$587,140
Corporate debt securities (2)	281,909	93	(19,801)	—	262,201
U.S. government agency debt securities (1) (2)	454,902	349	(43,806)	—	411,445
Collateralized loan obligations	5,000	—	—	—	5,000
Municipal bonds (1)	1,732	—	(155)	—	1,577
U.S. treasury securities	1,999	—	(6)	—	1,993
Total debt securities available for sale (3)	$1,377,134	$886	$(108,664)	$—	$1,269,356
__________________
(1)Includes residential mortgage-backed securities. As of June 30, 2024, we had total residential mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $909.3 million and fair value of $832.6 million.
(2)Includes commercial mortgage-backed securities. As of June 30, 2024, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $169.4 million and fair value of $157.6 million.
(3)Excludes accrued interest receivable of $6.8 million as of June 30, 2024, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and six month periods ended June 30, 2024.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $10.4 million and $10.5 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the three and six month periods ended June 30, 2024 and June 30, 2023, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales, redemptions and calls of debt securities available for sale	$2,880	$765	$2,880	$1,240

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(120)	(1,235)	(120)	(10,760)
Realized (loss) gain, net	$(120)	$(1,235)	$(120)	$(10,760)

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	44	$211,669	$(2,577)	324	$329,457	$(42,319)	$541,126	$(44,896)
Corporate debt securities	1	10,016	(4)	53	223,638	(19,797)	233,654	(19,801)
U.S. government agency debt securities	24	54,388	(346)	162	297,442	(43,460)	351,830	(43,806)
Municipal bonds	—	—	—	3	1,577	(155)	1,577	(155)
U.S. treasury securities	—	—	—	1	1,993	(6)	1,993	(6)
	69	$276,073	$(2,927)	543	$854,107	$(105,737)	$1,130,180	$(108,664)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	7	$68,923	$(187)	328	$347,632	$(36,775)	$416,555	$(36,962)
Corporate debt securities	2	3,992	(13)	59	256,810	(24,402)	260,802	(24,415)
U.S. government agency debt securities	12	19,475	(137)	158	296,632	(38,645)	316,107	(38,782)
Municipal bonds	—	—	—	3	1,668	(63)	1,668	(63)
U.S. treasury securities	1	1,991	(7)	—	—	—	1,991	(7)
Collateralized Loan Obligations	1	4,957	(43)	—	—	—	4,957	(43)
	23	$99,338	$(387)	548	$902,742	$(99,885)	$1,002,080	$(100,272)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At June 30, 2024 and December 31, 2023, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of June 30, 2024 and December 31, 2023.

Corporate Debt Securities

Investments in corporate debt securities available for sale in an unrealized loss position as of June 30, 2024 include: (i) securities considered “investment-grade-quality,” primarily issued by financial institutions, with a fair value of $225.3 million ($252.4 million at December 31, 2023) and total unrealized losses of $19.1 million at that date ($23.8 million at December 31, 2023), and (ii) securities considered “non-investment-grade-quality,” primarily from companies in the technology industry, with a fair value of $8.3 million ($8.4 million at December 31, 2023) and total unrealized losses of $0.7 million at that date ($0.6 million at December 31, 2023).

As of June 30, 2024 and December 31, 2023, our corporate debt securities available for sale issued by financial institutions were primarily “investment-grade-quality”, and had a fair value of $188.7 million and $186.9 million, respectively, and net unrealized losses of $13.3 million and $18.2 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company does not intend to sell its investments in corporate debt securities available for sale and it is more likely than not that it will not be required to sell these investments before their anticipated recovery. The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of June 30, 2024 and December 31, 2023.

On March 12, 2023, Signature Bank, N.A. (“Signature”) was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders would not be protected. On March 27, 2023, the Bank sold in an open market transaction one corporate debt security held for sale issued by Signature (the “Signature Bond”) with a fair value of $9.1 million and unrealized loss of $0.9 million, and realized a pretax loss on sale of approximately $9.5 million, which is recorded in the consolidated statement of comprehensive income for the six months ended June 30, 2023.

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

Debt securities held to maturity

Amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. government agency debt securities (1)	$62,250	$—	$(8,265)	$53,985	$—
U.S. government sponsored enterprise debt securities (1) (2)	157,363	—	(18,945)	138,418	—
Total debt securities held to maturity (3)	$219,613	$—	$(27,210)	$192,403	$—
__________________
(1)Includes residential mortgage-backed securities. As of June 30, 2024, we had total residential mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $192.5 million and fair value of $167.8 million.
(2)Includes commercial mortgage-backed securities. As of June 30, 2024, we had total commercial mortgage-backed securities, included as part of total debt securities held to maturity, with amortized cost of $27.1 million and fair value of $24.6 million.
(3)Excludes accrued interest receivable of $0.7 million as of June 30, 2024, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and six month periods ended June 30, 2024.

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

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	1	$9,199	$(22)	12	$44,786	$(8,243)	$53,985	$(8,265)
U.S. government sponsored enterprise debt securities	—	—	—	34	138,418	(18,945)	138,418	(18,945)
	1	$9,199	$(22)	46	$183,204	$(27,188)	$192,403	$(27,210)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency debt securities	—	$—	$—	12	$47,370	$(6,914)	$47,370	$(6,914)
U.S. government sponsored enterprise debt securities	—	—	—	34	147,590	(15,173)	147,590	(15,173)
	—	$—	$—	46	$194,960	$(22,087)	$194,960	$(22,087)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company believes there are no current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of June 30, 2024 and December 31, 2023. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2024 and December 31, 2023, all debt securities held to maturity held by the Company were rated investment grade or higher.
Contractual maturities
Contractual maturities of debt securities at June 30, 2024 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$11,244	$10,873	$—	$—
After 1 year through 5 years	163,859	156,942	—	—
After 5 years through 10 years	194,306	179,579	18,816	17,515
After 10 years	1,007,725	921,962	200,797	174,888
	$1,377,134	$1,269,356	$219,613	$192,403
b) Equity securities with readily available fair value not held for trading
As of June 30, 2024 and December 31, 2023, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three and six month periods ended June 30, 2024 and 2023.
In the three months ended March 31, 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged

As of June 30, 2024 and December 31, 2023, the Company had $232.8 million and $206.4 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	June 30, 2024	December 31, 2023
Real estate loans
Commercial real estate
Non-owner occupied	$1,714,088	$1,616,200
Multi-family residential	359,257	407,214
Land development and construction loans	343,472	300,378
	2,416,817	2,323,792
Single-family residential	1,446,569	1,466,608
Owner occupied	981,405	1,175,331
	4,844,791	4,965,731
Commercial loans	1,521,533	1,503,187
Loans to financial institutions and acceptances	48,287	13,375
Consumer loans and overdrafts	296,350	391,200
Total loans held for investment, gross (1)	$6,710,961	$6,873,493
_________________
(1)Excludes accrued interest receivable.

At June 30, 2024 and December 31, 2023, loans with outstanding principal balances of $2.5 billion were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $248 million and $271.8 million at June 30, 2024 and December 31, 2023, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $131.9 million and $210.9 million at June 30, 2024 and December 31, 2023, respectively.

International loans included above were $43.8 million and $87.6 million at June 30, 2024 and December 31, 2023, respectively, mainly single-family residential loans. These loans are generally fully collateralized with cash, cash equivalents or other financial instruments.
There were no significant purchases of loans held for investment in the three and six month periods ended June 30, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of June 30, 2024 and December 31, 2023, are summarized in the following tables:

	June 30, 2024
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,714,088	$1,713,055	$—	$1,033	$—	$1,033
Multi-family residential	359,257	359,257	—	—	—	—
Land development and construction loans	343,472	343,472	—	—	—	—
	2,416,817	2,415,784	—	1,033	—	1,033
Single-family residential	1,446,569	1,427,143	12,586	1,872	4,968	19,426
Owner occupied	981,405	967,795	9,501	2,002	2,107	13,610
	4,844,791	4,810,722	22,087	4,907	7,075	34,069
Commercial loans	1,521,533	1,498,874	4,022	921	17,716	22,659
Loans to financial institutions and acceptances	48,287	48,287	—	—	—	—
Consumer loans and overdrafts	296,350	287,741	6,365	1,763	481	8,609
	$6,710,961	$6,645,624	$32,474	$7,591	$25,272	$65,337

	December 31, 2023
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,616,200	$1,615,772	$428	$—	$—	$428
Multi-family residential	407,214	403,288	2,360	1,558	8	3,926
Land development and construction loans	300,378	300,378	—	—	—	—
	2,323,792	2,319,438	2,788	1,558	8	4,354
Single-family residential	1,466,608	1,453,073	4,196	3,511	5,828	13,535
Owner occupied	1,175,331	1,164,059	9,642	185	1,445	11,272
	4,965,731	4,936,570	16,626	5,254	7,281	29,161
Commercial loans	1,503,187	1,472,531	23,128	1,626	5,902	30,656
Loans to financial institutions and acceptances	13,375	13,375	—	—	—	—
Consumer loans and overdrafts	391,200	383,689	3,142	4,277	92	7,511
	$6,873,493	$6,806,165	$42,896	$11,157	$13,275	$67,328

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	6	—	6	—
Land development and construction loans	—	—	—	—
	6	—	6	—
Single-family residential	775	2,951	3,726	2,656
Owner occupied	26,287	22	26,309	769
	27,068	2,973	30,041	3,425
Commercial loans	27,611	39,394	67,005	—
Consumer loans and overdrafts	4	—	4	477
Total	$54,683	$42,367	$97,050	$3,902

	As of December 31, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	8	—	8	—
	8	—	8	—
Single-family residential	773	1,686	2,459	5,218
Owner occupied	3,693	129	3,822	—
	4,474	1,815	6,289	5,218
Commercial loans	3,669	18,280	21,949	857
Consumer loans and overdrafts	—	38	38	49
Total	$8,143	$20,133	$28,276	$6,124
The Company did not recognize any interest income on nonaccrual loans during the three and six month periods ended June 30, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	June 30, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$112,002	$—
Multi-family residential	918	309,612
Land development and construction loans	29,923	55,607
	142,843	365,219
Single-family residential	88,507	—
Owner occupied	220,718	—
	452,068	365,219
Commercial loans	90,353	—
Consumer loans	9,407	—
Total loans held for sale at the lower of cost or fair value (1)	551,828	365,219

Mortgage loans held for sale at fair value
Land development and construction loans	7,776	12,778
Single-family residential	52,346	13,422
Total mortgage loans held for sale at fair value (2)	60,122	26,200
Total loans held for sale (3)	$611,950	$391,419
_______________
(1)In the second quarter of 2024, the Company transferred an aggregate of $553.1 million in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2023, the Company transferred an aggregate of $401.0 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as result of this transaction.
(2)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(3)Excludes accrued interest receivable.

c) Concentration of risk

While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida, the greater Tampa, Houston and the five New York City boroughs. At June 30, 2024, our commercial real estate loans held for investment based in Florida, Houston, New York and other regions were $1.9 billion, $215 million, $221 million and $47 million, respectively.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $36.4 million and $44.2 million as of June 30, 2024 and December 31, 2023, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the Allowance for Credit Losses, or ACL, for loans for the three and six month periods ended June 30, 2024 and 2023 is summarized in the following tables:

	Three Months Ended June 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$22,322	$47,547	$—	$26,181	$96,050
(Reversal of) provision for credit losses - loans	(3,269)	17,648	—	3,271	17,650
Loans charged-off	—	(13,452)	—	(6,762)	(20,214)
Recoveries	11	400	—	503	914
Balance at end of the period	$19,064	$52,143	$—	$23,193	$94,400

	Six Months Ended June 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,876	$41,809	$—	$27,819	$95,504
(Reversal of) provision for credit losses - loans	(6,257)	25,231	—	11,076	30,050
Loans charged-off	(591)	(15,876)	—	(16,949)	(33,416)
Recoveries	36	979	—	1,247	2,262
Balance at end of the period	$19,064	$52,143	$—	$23,193	$94,400

	Three Months Ended June 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$23,195	$30,647	$—	$30,519	$84,361
Provision for credit losses - loans	18,903	6,386	—	3,788	29,077
Loans charged-off	—	(1,452)	—	(7,633)	(9,085)
Recoveries	140	1,045	—	418	1,603
Balance at end of the period	$42,238	$36,626	$—	$27,092	$105,956

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses - loans	16,722	15,787	—	8,268	40,777
Loans charged-off	—	(9,427)	—	(13,987)	(23,414)
Recoveries	279	4,378	—	436	5,093
Balance at end of the period	$42,238	$36,626	$—	$27,092	$105,956

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the six months ended June 30, 2024.
The ACL decreased by $1.1 million, or 1.2% at June 30, 2024, compared to December 31, 2023. The ACL as a percentage of total loans held for investment was 1.41% at June 30, 2024 compared to 1.39% at December 31, 2023. The provision for credit losses on loans in the three and six month periods ended June 30, 2024 was partially offset by net charge-offs.

In the second quarter of 2024, the provision for credit losses on loans included $12.8 million to cover for charge-offs, $12.7 million in new specific reserves for non-performing loans, and $1.8 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $5.2 million due to general credit quality factors, as well as, macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.

In the first half of 2024, the provision for credit losses on loans included $24.5 million to cover charge-offs, $12.7 million in new specific reserves for non-performing loans and $4.2 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $6.8 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2024	$—	$4,681	$—	$—	$4,681
2023	$3,575	$887	$—	$—	$4,462

Six Months Ended June 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2024	$1,768	$65,628	$—	$—	$67,396
2023	$13,575	$887	$—	$—	$14,462

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2024 and 2023. There were no loans that defaulted in the six months ended June 30, 2024 and 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of June 30, 2024 and December 31, 2023, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$214,640	$145,702	$183,804	$452,968	$32,289	$471,977	$178,729	$1,680,109
Special Mention	—	—	—	26,444	—	7,534	—	33,979
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	214,640	145,702	183,804	479,413	32,289	479,511	178,729	1,714,088

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	10,465	1,845	69,809	86,159	5,868	142,112	42,994	359,251
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	6	—	—	6
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	10,465	1,845	69,809	86,159	5,873	142,112	42,994	359,257

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	50,873	96,589	6,174	38,086	21,994	26,969	102,786	343,472
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	50,873	96,589	6,174	38,086	21,994	26,969	102,786	343,472

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	161,007	338,799	439,019	144,096	50,914	81,183	227,866	1,442,885
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	141	206	—	—	570	2,768	3,684
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	161,007	338,940	439,225	144,096	50,914	81,754	230,634	1,446,569

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	93,635	180,136	175,400	288,183	15,311	152,410	14,308	919,382
Special Mention	—	201	1,997	15,357	—	10,394	7,691	35,642
Classified
Substandard	—	24,682	289	1,316	—	95	—	26,381
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	93,635	205,019	177,686	304,856	15,311	162,900	22,000	981,405

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	229,220	351,870	196,337	56,122	4,147	35,002	555,330	1,428,027
Special Mention	—	—	13,696	—	—	1,893	10,081	25,671
Classified
Substandard	—	4,155	7,962	26	91	28,919	26,683	67,835
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	229,220	356,024	217,995	56,148	4,238	65,814	592,094	1,521,533

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	33,714	—	—	—	—	13,500	1,073	48,287
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	33,714	—	—	—	—	13,500	1,073	48,287

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	6,202	20,595	130,264	30,710	5,466	—	103,113	296,350
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	6,202	20,595	130,264	30,710	5,466	—	103,113	296,350
Total loans held for investment, gross	$799,754	$1,164,714	$1,224,957	$1,139,469	$136,085	$972,559	$1,273,422	$6,710,961

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended June 30, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	173	627	12,440	189	23	—	—	13,452
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	89	247	4,594	1,449	208	175	—	6,762
Total Quarter-To-Date Gross Charge-Offs	$262	$874	$17,034	$1,638	$231	$175	$—	$20,214

	Six Months Ended June 30, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	591	—	591
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Commercial loans	173	788	14,281	237	121	276	—	15,876
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	134	585	11,424	3,928	559	319	—	16,949
Total Year-To-Date Gross Charge-Offs	$307	$1,373	$25,705	$4,165	$680	$1,186	$—	$33,416

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans
Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Single-family residential (1)	$—	$738	$—	$738	$—
Owner occupied (2)	26,292	—	—	26,292	—
	26,292	738	—	27,030	—
Commercial loans	3,344	—	68,162	71,506	17,330
Consumer loans and overdrafts	—	—	—	—	—
Total	$29,636	$738	$68,162	$98,536	$17,330
_________________
(1)Weighted-average loan-to-value was approximately 61.8% at June 30, 2024.
(2)Weighted-average loan-to-value was approximately 22.9% at June 30, 2024.

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

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at June 30, 2024 at December 31, 2023, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $709 million and $693 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, brokered time deposits amounted to $700 million and $720 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands, except percentages)
Less than 3 months	$433,791	32.7%	$178,102	13.7%
3 to 6 months	365,256	27.5%	239,843	18.4%
6 to 12 months	415,083	31.3%	698,897	53.6%
1 to 3 years	96,217	7.3%	174,792	13.4%
Over 3 years	16,416	1.2%	12,974	0.9%
Total	$1,326,763	100.0%	$1,304,608	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At June 30, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At June 30, 2024	At December 31, 2023
			(in thousands)
2024	5.46%	Fixed	$—	$40,000
2026	4.90%	Fixed	10,000	10,000
2027	4.67% to 4.89%	Fixed	250,000	—
2028	3.45% to 3.58%	Fixed	—	595,000
2029 and after	3.54% to 4.45%	Fixed	505,000	—
Total (1)			$765,000	$645,000
_______________
(1) As of June 30, 2024 and December 31, 2023, includes advances from the FHLB with quarterly callable features totaling $435.0 million and $595.0 million, respectively, with fixed interest rates ranging from 3.54% to 3.76% and 3.44% to 3.58%, respectively, and maturing in 2029 and 2028, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Derivative Instruments
At June 30, 2024 and December 31, 2023, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	June 30, 2024				December 31, 2023
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$753	$512	6	$114,178	$296	$366
Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	147	1,179,186	4,670	54,041	146	1,037,773	6,767	47,221
Third party broker	147	1,179,186	54,041	4,670	146	1,037,773	47,221	6,767
	294	2,358,372	58,711	58,711	292	2,075,546	53,988	53,988

Credit risk participation agreements	12	103,445	—	—	7	92,654	—	—

Interest rate caps:
Customers	13	325,995	—	3,631	13	325,995	—	4,983
Third party broker	13	325,995	3,631	—	14	360,995	5,195	—
	26	651,990	3,631	3,631	27	686,990	5,195	4,983

Mortgage derivatives:
Interest rate lock commitments	126	77,433	779	17	93	43,087	447	2
Forward contracts	21	35,001	97	49	11	16,000	6	94
	147	112,434	876	66	104	59,087	453	96
Total derivatives not designated as hedging instruments	479	$3,226,241	$63,218	$62,408	430	$2,914,277	$59,636	$59,067
Total derivative instruments	485	$3,340,419	$63,971	$62,920	436	$3,028,455	$59,932	$59,433

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
At June 30, 2024 and December 31, 2023, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at June 30, 2024 and December 31, 2023 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.2 million and $0.1 million in the three months ended June 30, 2024 and 2023, respectively, and unrealized gains of $0.4 million and $0.2 million in the six months ended June 30, 2024 and 2023, respectively, related to these interest rate swap contracts. In connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income. As of June 30, 2024, the estimated net unrealized gains in accumulated other comprehensive income expected to be reclassified into expense in the next twelve months amounted to $0.7 million.

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

In April 2022, the Company entered into four interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers. At December 31, 2023, there was one interest rate cap contract with a notional amount of $35.0 million in connection with this transaction. At June 30, 2024, there were no interest rate cap contracts in connection with this transaction.

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized gain of $0.2 million and an unrealized loss of $0.6 million in the three months ended June 30, 2024 and 2023, respectively, and an unrealized gain of $0.5 million and $36 thousand in the six months ended June 30, 2024 and 2023, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. There were no securities pledged as collateral for interest rate swaps in a liability position at June 30, 2024 and December 31, 2023. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of June 30, 2024 and December 31, 2023, the Company had cash held as collateral of $31.5 million and $25.0 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of June 30, 2024 and December 31, 2023, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

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
The effective combined federal and state tax rates for the six months ended June 30, 2024 and 2023 were 21.50% and 21.00%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.

10.     Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2024			December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(107,778)	$27,358	$(80,420)	$(97,042)	$24,614	$(72,428)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	2,023	(518)	1,505	2,193	(561)	1,632
Total AOCL	$(105,755)	$26,840	$(78,915)	$(94,849)	$24,053	$(70,796)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive loss for the periods presented are summarized as follows:

	Three Months Ended June 30,
	2024			2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(3,967)	$989	$(2,978)	$(18,011)	$4,524	$(13,487)
Reclassification adjustment for net losses included in net income	120	(30)	90	1,235	(314)	921
	(3,847)	959	(2,888)	(16,776)	4,210	(12,566)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	94	(24)	70	370	(94)	276
Reclassification adjustment for net interest income included in net income	(286)	73	(213)	(425)	108	(317)
	(192)	49	(143)	(55)	14	(41)
Total other comprehensive loss	$(4,039)	$1,008	$(3,031)	$(16,831)	$4,224	$(12,607)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2024			2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale:
Change in fair value arising during the period	$(10,857)	$2,775	$(8,082)	$(9,768)	$2,398	$(7,370)
Reclassification adjustment for net losses included in net income	120	(30)	90	2,098	(534)	1,564
	(10,737)	2,745	(7,992)	(7,670)	1,864	(5,806)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	398	(101)	297	114	(26)	88
Reclassification adjustment for net interest income included in net income	(568)	144	(424)	(769)	196	(573)
	(170)	43	(127)	(655)	170	(485)
Total other comprehensive loss	$(10,907)	$2,788	$(8,119)	$(8,325)	$2,034	$(6,291)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
11.    Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary course of business, those contingencies may include, known but unasserted claims, and legal/regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2024 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,353,399
Standby letters of credit	102,848
Commercial letters of credit	59
$1,456,306

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and six month periods ended June 30, 2024 and 2023:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balances at beginning of period	$3,102	$2,002	$3,102	$1,702
Provision for credit losses - off balance sheet exposures (1)	1,500	—	1,500	300
Balances at end of period	$4,602	$2,002	$4,602	$2,002

(1)There was no provision for credit losses for off-balance sheet exposures in the second quarter of 2023. In the first half of 2023, the provision for credit losses for off-balance sheet exposures was included within other operating expenses in the Company’s consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and cash equivalents
Other short-term investments	$—	$6,781	$—	$6,781
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	587,140	—	587,140
Corporate debt securities	—	262,201	—	262,201
U.S. government agency debt securities	—	411,445	—	411,445
Collateralized loan obligations	—	5,000	—	5,000
Municipal bonds	—	1,577	—	1,577
U.S treasury securities	—	1,993	—	1,993
	—	1,269,356	—	1,269,356
Equity securities with readily determinable fair values not held for trading	2,483	—	—	2,483
	2,483	1,269,356	—	1,271,839
Mortgage loans held for sale (at fair value)	—	60,122	—	60,122
Bank owned life insurance	—	238,851	—	238,851
Other assets
Mortgage servicing rights (MSRs)	—	—	1,491	1,491
Derivative instruments	—	63,971	—	63,971
	$2,483	$1,639,081	$1,491	$1,643,055
Liabilities
Other liabilities
Derivative instruments	$—	$62,920	$—	$62,920

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,080	$—	$6,080
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	557,307	—	557,307
Corporate debt securities	—	260,802	—	260,802
U.S. government agency debt securities	—	390,777	—	390,777
Municipal Bonds	—	1,668	—	1,668
Collateralized loan obligations	—	4,957	—	4,957
U.S treasury securities	—	1,991	—	1,991
	—	1,217,502	—	1,217,502
Equity securities with readily determinable fair values not held for trading	2,534	—	—	2,534
	2,534	1,217,502	—	1,220,036
Mortgage loans held for sale (at fair value)	—	26,200	—	26,200
Bank owned life insurance	—	234,972	—	234,972
Other assets
Mortgage servicing rights (MSRs)	—	—	1,372	1,372
Derivative instruments	—	59,932	—	59,932
	$2,534	$1,544,686	$1,372	$1,548,592
Liabilities
Other liabilities
Derivative instruments	$—	$59,433	$—	$59,433

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$551,828	$—	$—	$551,828	$—
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	$39,782	$—	$—	$39,782	$5,140
Other Real Estate Owned (2)	20,181	—	—	20,181	—
	$611,791	$—	$—	$611,791	$5,140
_______________
(1)Includes loans with specific reserves of $17.3 million and total write downs of $5.1 million at June 30, 2024.
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023.

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

OREO

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The Company had other repossessed assets with a carrying value of $6.4 million, which were sold in the three and six month periods ended June 30, 2023. The Company recognized a loss on sale of $2.6 million which is included in the result of operations for those periods.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$219,613	$192,403	$226,645	$204,945
Loans	3,225,040	3,074,592	3,514,114	3,321,308
Financial liabilities:
Time deposits	1,610,616	1,606,643	1,577,579	1,575,569
Advances from the FHLB	765,000	762,588	645,000	644,572
Senior notes	59,685	58,718	59,526	58,337
Subordinated notes	29,539	28,481	29,454	28,481
Junior subordinated debentures	64,178	63,177	64,178	63,285

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands, except share data and per share amounts)	2024	2023	2024	2023
Numerator:
Net income before attribution of noncontrolling interest	$4,963	$7,046	$15,531	$26,988
Noncontrolling interest	—	(262)	—	(506)
Net income attributable to Amerant Bancorp Inc.	$4,963	$7,308	$15,531	$27,494
Net income available to common stockholders	$4,963	$7,308	$15,531	$27,494
Denominator:
Basic weighted average shares outstanding	33,581,604	33,564,770	33,559,836	33,562,258
Dilutive effect of share-based compensation awards	199,062	152,932	241,278	224,604
Diluted weighted average shares outstanding	33,780,666	33,717,702	33,801,114	33,786,862

Basic earnings per common share	$0.15	$0.22	$0.46	$0.82
Diluted earnings per common share	$0.15	$0.22	$0.46	$0.81

As of June 30, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, RSUs and PSUs totaling 539,072 and 542,745, respectively. In the three and six month periods ended June 30, 2024 and 2023, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

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
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 7, 2024 (the “2023 Form 10-K”).

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
All statements other than statements of historical fact are statements that could be forward-looking statements. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, forward-looking statements include the Company’s strategic rationale for, and proposed benefits of the Houston Sale Transaction, the Company’s ability to consummate and close the Houston Sale Transaction on terms acceptable to the Company, if at all, and the Company’s expected use of proceeds from the Houston Sale Transaction. Examples of forward-looking statements include but are not limited to: our future operating or financial performance, including revenues, expenses, expense savings, income or loss and earnings or loss per share, and other financial items; statements regarding expectations, plans or objectives for future operations, products or services, and our expectations on loan recoveries or reaching positive resolutions on problem loans. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2023 Form 10-K, in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2024 filed on May 3, 2024 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website www.sec.gov.
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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2023 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2023 Form 10-K and in the Form 10-Q for the quarter ended March 31, 2024.

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
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2023 Form 10-K, in the Form 10-Q for the quarter ended March 31, 2024, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

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
Sale of Houston Banking Operations

On April 16, 2024, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank (“MidFirst”) pursuant to which MidFirst will purchase certain assets and assume certain liabilities (the “Houston Sale Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area (collectively, the “Branches”). Pursuant to the terms of the Purchase Agreement, MidFirst has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches, as well as 45 team members. On July 30, 2024, regulatory approval for the Houston Sale Transaction was received. The Houston Sale Transaction is expected to close on November 8, 2024, subject to the satisfaction of customary closing conditions.

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

The following assets and liabilities classified as held for sale are included in the Company’s consolidated balance sheet as of June 30, 2024:

(in thousands)
Assets
Loans held for sale, at lower of cost or fair value (1)	$551,828
Accrued interest receivable and other assets (2)	23,588
Total assets	$575,416
Liabilities
Noninterest bearing demand deposits (3)	$68,682
Interest bearing demand deposits	47,263
Savings and money market	132,587
Time deposits	296,840
Total deposits	545,372
Other liabilities:
Operating lease liabilities	6,746
Other liabilities (4)	7,601
Total liabilities	$559,719
__________________
(1)In the second quarter of 2024, the Company recognized a valuation allowance of $1.3 million as a result of the fair value adjustment of these loans.
(2)Includes premises and equipment for $8.0 million, operating lease right-of-use assets for $6.6 million, $5.8 million in derivative assets and other assets for $3.3 million.
(3)Includes $5.1 million in escrow accounts.
(4)Includes $5.8 million in derivative liabilities.

The Company recorded non-routine expense items in the second quarter of 2024 in connection with the Houston Sale Transaction totaling approximately $5.5 million as follows: (i) $3.4 million in market value adjustments for two branches owned based on third party appraisals; (ii) $1.3 million in loan valuation allowance due to deferred loan costs; (iii) $0.5 million for legal and investment banking fees; and (iv) $0.3 million in intangible write-off. These charges were partially offset by a $4.4 million release in credit reserves after transferring the loans to held for sale.

Other Actions

In the first six months ended June 30, 2024, we hired 29 new team members and added them to our business development teams across South and Central Florida. In the second quarter of 2024, the Company hired Palm Beach and Central Florida Market Presidents.

We officially opened new banking centers in downtown Ft. Lauderdale, FL and Miami, Fl. We also officially opened our new regional headquarters office for Broward County, located in Plantation, FL. More recently, we signed agreements for a Miami Beach banking center and a new regional headquarter office for Palm Beach County, located in West Palm Beach, Fl., both of which are expected to open in the first quarter of 2025.

We continued with our strategy of building brand recognition across our markets. We entered into multi-year partnerships becoming the “Hometown Bank of the Miami Marlins” in Miami, Fl, as well as being named the “Bank of the Tampa Bay Rays” in Tampa, Fl.

We believe these strategic actions will support our ongoing efforts in becoming the bank of choice in the markets we serve.

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

Our fee income generated on customer interest rate swaps and other loan level derivatives is primarily dependent on the volume of transactions completed with customers and are included in noninterest income.

Derivatives unrealized net gains and derivatives unrealized net losses are primarily derived from changes in market value of uncovered interest rate caps with clients.

Other noninterest income includes mortgage banking income generated through our subsidiary, Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $1.9 million and $1.6 million in the three months ended June 30, 2024 and 2023, respectively, and $3.0 million and $3.4 million in the six months ended June 30, 2024 and 2023, respectively. Other income in the three and six months ended June 30, 2024, includes $0.5 million of proceeds from BOLI death benefits.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; (ix) other real estate and repossessed assets, net; (x) contract termination costs; (xi) losses on sale of assets, and (xii) other operating expenses.

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

Noninterest expenses include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. The Company recorded non-routine expense items in the second quarter of 2024 in connection with the Houston Sale Transaction totaling approximately $5.5 million. Other non-routine noninterest expenses include the effect of non-routine items such as the valuation of OREO and loans held for sale, the sale of repossessed assets, and impairment of investments.

The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Non-routine noninterest expense items
Restructuring costs (1):
Staff reduction costs (2)	$—	$2,184	$—	$2,397
Contract termination costs (3)	—	1,550	—	1,550
Consulting and other professional fees and software expenses (4)	—	2,060	—	4,750
Disposition of fixed assets (5)	—	1,419	—	1,419
Branch closure expenses and related charges (6)	—	1,558	—	2,027
Total restructuring costs	$—	$8,771	$—	$12,143
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower of cost or fair value (7)	1,258	—	1,258	—
Goodwill and intangible assets impairment (7)	300	—	300	—
Legal and broker fees (7)	561	—	561	—
Loss on sale of repossessed assets and other real estate owned valuation expense (8)	—	2,649	—	2,649
Fixed assets impairment (7)(9)	3,443	—	3,443	—
Impairment charge on investment carried at cost	—	1,963	—	1,963
Total non-routine noninterest expense items	$5,562	$13,383	$5,562	$16,755
____________
(1) Expenses incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, implementation of new technology system applications, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(2)    Staff reduction costs consist of severance expenses related to organizational rationalization.
(3) Contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS.
(4) In the three months and six months ended June 30, 2023, includes nonrecurrent expenses of $2.1 million and $4.8 million in connection with the engagement of FIS.
(5) In the three and six month periods ended June 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software.
(6) In each of the three and six month periods ended June 30, 2023, includes expenses associated with the closure of a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. In addition, the six months ended June 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023.
(7) In the three and six months ended June 30, 2024, amounts shown are in connection with the Houston Sale Transaction.
(8)    In the three months ended June 30, 2023, amount represents the loss on sale of repossessed assets in connection with our equipment-financing activities.
(9) Related to Houston branches and included as part of occupancy and equipment expenses. See “Noninterest Expenses” for details.

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

Summary Results
The summary results for the three and six months ended June 30, 2024 include the following:
•Total assets were $9.75 billion at June 30, 2024, up $31.4 million, or 0.3%, compared to $9.72 billion at December 31, 2023.

•Total gross loans, which includes all loans held for sale, were $7.32 billion at June 30, 2024, up $58.0 million, or 0.8%, compared to $7.26 billion at December 31, 2023.

•Cash and cash equivalents were $310.3 million, down $11.6 million or 3.6%, compared to $321.9 million at December 31, 2023.

•Total deposits were $7.82 billion at June 30, 2024, down $78.9 million, or 1.0%, compared to $7.89 billion at December 31, 2023.

•Total advances from the FHLB were $765.0 million, up $120.0 million or 18.6%, compared to $645.0 million as of December 31, 2023. The Bank had $2.1 billion availability remaining as of June 30, 2024.

•Average yield on loans increased to 7.08% in the three months ended June 30, 2024 compared to 6.79% in the three months ended June 30, 2023. Average yield on loans increased to 7.07% in the six months ended June 30, 2024 compared to 6.58% in the six months ended June 30, 2023.

•Total non-performing assets increased to $121.1 million at June 30, 2024, up $66.6 million, or 121.9%, compared to $54.6 million at December 31, 2023.

•The Allowance for Credit Losses, or ACL, on loans as of June 30, 2024 was $94.4 million, down $1.1 million, or 1.2%, compared to $95.5 million as of December 31, 2023.

•Core deposits were $5.5 billion at June 30, 2024, down $92.4 million, or 1.7%, compared to $5.6 billion at December 31, 2023.

•Average cost of total deposits increased to 2.98% in the three months ended June 30, 2024 compared to 2.40% in the three months ended June 30, 2023. Average cost of total deposits increased to 2.99% in the six months ended June 30, 2024 compared to 2.16% in the six months ended June 30, 2023.

•Loan to deposit ratio was 93.69% at June 30, 2024 compared to 92.02% at December 31, 2023.

•Assets Under Management and custody (“AUM”) totaled $2.45 billion, as of June 30, 2024, up $162.7 million, or 7.1%, from $2.29 billion as of December 31, 2023.

•Pre-provision net revenue (“PPNR”)(1) was $25.5 million in the three months ended June 30, 2024, a decrease of $12.8 million, or 33.4%, compared to $38.3 million in the three months ended June 30, 2023. PPNR (1) was $51.3 million, in the six months ended June 30, 2024, a decrease of $24.1 million, or 32.0%, compared to $75.4 million in the six months ended June 30, 2023.

•Net Interest Margin (“NIM”) was 3.56% in the three months ended June 30, 2024 compared to 3.83% in the three months ended June 30, 2023. NIM was 3.54% in the six months ended June 30, 2024 compared to 3.86% in the six months ended June 30, 2023.

•Net Interest Income (“NII”) was $79.4 million in the three months ended June 30, 2024, down $4.5 million, or 5.4%, from $83.9 million in the three months ended June 30, 2023. NII was $157.3 million in the six months ended June 30, 2024, down $8.9 million, or 5.3%, compared to $166.2 million in the six months ended June 30, 2023.

•Provision for credit losses was $19.2 million in the three months ended June 30, 2024, compared to $29.1 million in the three months ended June 30, 2023. Provision for credit losses was $31.6 million in the six months ended June 30, 2024, down $9.2 million, or 22.6%, compared to $40.8 million in the six months ended June 30, 2023.

•Non-interest income was $19.4 million in the three months ended June 30, 2024, down $7.2 million or 27.0%, from $26.6 million in the three months ended June 30, 2023. Non-interest income was $33.9 million in the six months ended June 30, 2024, down $12.1 million, or 26.2%, compared to $46.0 million in the six months ended June 30, 2023.

•Non-interest expense was $73.3 million in the three months ended June 30, 2024, up $0.8 million, or 1.1%, from $72.5 million in the three months ended June 30, 2023. Non-interest expense was $139.9 million in the six months ended June 30, 2024, up $2.7 million, or 1.9%, compared to $137.2 million in the six months ended June 30, 2023.

•The efficiency ratio was 74.2% in the three months ended June 30, 2024 compared to 65.6% in the three months ended June 30, 2023. The efficiency ratio was 73.16% in the six months ended June 30, 2024 compared to 64.68% in the six months ended June 30, 2023.

•Return on Assets (“ROA”) was 0.21% in the three months ended June 30, 2024, compared to 0.31% in the three months ended June 30, 2023. ROA was 0.32% in the six months ended June 30, 2024, compared to 0.59% in the six months ended June 30, 2023.

•Return on average equity (“ROE”) was 2.68% in the three months ended June 30, 2024 compared to 3.92% in the three months ended June 30, 2023. ROE was 4.19% in the six months ended June 30, 2024, compared to 7.48% in the six months ended June 30, 2023.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2024 and 2023

Net income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023

Net interest income	$79,355	$83,877	$(4,522)	(5.4)%	$157,323	$166,210	$(8,887)	(5.3)%
Provision for credit losses	19,150	29,077	(9,927)	(34.1)%	31,550	40,777	(9,227)	(22.6)%
Net interest income after provision for credit losses	60,205	54,800	5,405	9.9%	125,773	125,433	340	0.3%
Noninterest income	19,420	26,619	(7,199)	(27.0)%	33,908	45,962	(12,054)	(26.2)%
Noninterest expense	73,302	72,500	802	1.1%	139,896	137,233	2,663	1.9%
Income before income tax expense	6,323	8,919	(2,596)	(29.1)%	19,785	34,162	(14,377)	(42.1)%
Income tax expense	(1,360)	(1,873)	513	27.4%	(4,254)	(7,174)	2,920	40.7%
Net income before attribution of noncontrolling interest	4,963	7,046	(2,083)	(29.6)%	15,531	26,988	(11,457)	(42.5)%
Less: noncontrolling interest	—	(262)	262	100.0%	—	(506)	506	100.0%
Net income attributable to Amerant Bancorp Inc.	$4,963	$7,308	$(2,345)	(32.1)%	$15,531	$27,494	$(11,963)	(43.5)%
Basic earnings per common share	$0.15	$0.22	$(0.07)	(31.8)%	$0.46	$0.82	$(0.36)	(43.9)%
Diluted earnings per common share (1)	$0.15	$0.22	$(0.07)	(31.8)%	$0.46	$0.81	$(0.35)	(43.2)%

__________________
(1)    In the three and six month periods ended June 30, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended June 30, 2024 and 2023
In the three months ended June 30, 2024, net income attributable to the Company was $5.0 million, or $0.15 per diluted share, compared to $7.3 million, or $0.22 per diluted share, in the same quarter of 2023. The decrease of $2.3 million, or 32.1%, in the three months ended June 30, 2024 was primarily driven by lower net interest income and noninterest income compared to the same period last year. These results were partially offset by lower provision for credit losses and income tax expenses.

In the three months ended June 30, 2023, net income excludes a loss of $0.3 million attributable to a non-controlling interest in Amerant Mortgage. There was no non-controlling interest as of and for the three months ended June 30, 2024. See the 2023 Form 10-K for more information on changes in non-controlling interest in Amerant Mortgage in 2023.

Net interest income was $79.4 million in the three months ended June 30, 2024, a decrease of $4.5 million, or 5.4%, from $83.9 million in the three months ended June 30, 2023. This was primarily driven by: (i) higher cost of total deposits mainly in money market accounts and time deposits, (ii) higher average balance of deposits mainly money market accounts and customer CDs, and (iii) decreases of and $18.9 million, or 0.3%, $15.2 million, or 6.4%, and $14.7 million, or 3.9%, in the average balance of loans, debt securities held to maturity and interest earnings deposits with banks, respectively. The decrease in net interest income was partially offset by: (i) an increase of 24 basis points in the yield on total interest earning assets, and (ii) an increase of $226.8 million, or 21.8% in the average balance of debt securities held for sale. See “Net Interest Income” for more details.

Noninterest income was $19.4 million in the three months ended June 30, 2024, a decrease of $7.2 million, or 27.0%, compared to $26.6 million in the three months ended June 30, 2023. This increase was mainly driven by: (i) lower gains on the early extinguishment of FHLB advances in the three months ended June 30, 2024 compared to the same period last year, and (ii) derivative losses in the current period compared to gains in the same period of 2023. These decreases were partially offset by: (i) higher loan-level derivative income; (ii) higher other noninterest income; (iii) lower securities losses during the three months ended June 30, 2024 compared to the same period in 2023; (iv) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023, and (v) higher cards and trade servicing fees. See “Noninterest Income” for more details.

Noninterest expense was $73.3 million in the three months ended June 30, 2024, an increase of $0.8 million, or 1.1%, compared to $72.5 million in the same period in 2023. This increase was mainly due to: (i) higher professional and other service fees, (ii) higher occupancy and equipment expenses, (iii) an increase in losses on loans held for sale due to the transfer of approximately $553.1 million in loans in connection with the Houston Sale Transaction, and (iv) higher loan-level derivative expenses. These increases were partially offset by (i) lower other real estate owned and repossessed asset net expense; (ii) lower telecommunication and data processing expenses; (iii) the absence of contract termination costs in the three months ended June 30, 2024 compared to the same period of 2023; (iv) lower depreciation and amortization expense; (v) lower other operating expenses; (vi) lower salary and employee benefits, and (vii) lower advertising expenses. See “Noninterest Expense” for more details.

In the three months ended June 30, 2024 and 2023, noninterest expense included non-routine items of $5.6 million and $13.4 million, respectively. There were no restructuring costs in the three months ended June 30, 2024, compared to $8.8 million in the three months ended June 30, 2023. Other non-routine items in noninterest expense in the three months ended June 30, 2024, include (i) $3.4 million in fixed assets impairment, a (ii) $1.3 million loss on loans held for sale for valuation expense, (iii) $0.6 million in legal and broker fees, and (iv) $0.3 million in goodwill and intangible asset impairment. All non-routine items mentioned in the three months ended June 30, 2024 are all in connection with the Houston Sale Transaction. Other non-routine items in noninterest expense in the three months ended June 30, 2023 included a $2.0 million impairment charge on an investment carried at cost and included as part of other assets, and a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities, See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended June 30, 2024 and 2023, the Company incurred noninterest expenses of $3.8 million and $4.0 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 83 full time equivalent employees (“FTEs”) at June 30, 2024 compared to 93 at June 30, 2023.

Six Months Ended June 30, 2024 and 2023
In the six months ended June 30, 2024, net income was $15.5 million, or $0.46 per diluted share, compared to net income of $27.5 million, or $0.81 per diluted share, in the same period of 2023. The decrease of $12.0 million or 43.5%, was primarily due to (i) lower noninterest income, (ii) lower net interest income and (iii) higher noninterest expense. This was partially offset by: a lower provision for credit losses in the first six months of 2024 compared to the same period last year.

In the six months ended June 30, 2023, net income excludes a loss of $0.5 million, attributable to a noncontrolling interest in Amerant Mortgage. There was no non-controlling interest as of and for the six months ended June 30, 2024. See the 2023 Form 10-K for more information on changes in non-controlling interest in Amerant Mortgage in 2023.
Net interest income was $157.3 million in the six months ended June 30, 2024, a decrease of $8.9 million, or 5.3%, from $166.2 million in the same period in 2023. This was primarily driven by: (i) higher cost of total deposits and FHLB advances; (ii) an increase of $235.2 million, or 3.36% in the average balance of total interest-bearing liabilities primarily in time deposits and money market accounts, and (iii) a decrease of $15.5 million, or 6.5% in the average balance of debt securities held to maturity. The decrease in net interest income was partially offset by an increase of 41 basis points in the yield on total interest earning assets. In addition, there were increases of $203.9 million, or 19.42%, $52.5 million, or 15.4%, and $32.9 million, or 0.5%, in the average balances of debt securities available for sale, interest-earning deposits with banks and loans, respectively.. See “Net Interest Income” for more details.

Noninterest income was $33.9 million in the six months ended June 30, 2024, a decrease of $12.1 million, or 26.2%, compared to $46.0 million in the same period of 2023, mainly due to: (i) lower gains on the early extinguishment of FHLB advances in the six months ended June 30, 2024 compared to the same period last year; (ii) derivative losses in the quarter compared to gains in the same quarter of 2023 and (iii) lower deposits and service fees. These decreases were partially offset by: (i) lower losses on securities; (ii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; (iii) higher cards and trade servicing fees; (iv) higher brokerage, advisory and fiduciary fees; (v) higher other noninterest income, and (vi) higher loan-level derivative income. See “Noninterest Income” for more details.

Noninterest expense was $139.9 million in the six months ended June 30, 2024, an increase of $2.7 million, or 1.9%, compared to $137.2 million in the same period in 2023, mainly due to: (i) higher professional and other service fees; (ii) higher occupancy and equipment expenses; (iii) an increase in losses on loans held for sale due to the transfer of approximately $553.1 million in loans in connection with the Houston Sale Transaction; (iv) higher other operating expenses; (v) higher advertising expenses, and (vi) higher FDIC assessments and insurance expenses. These increases were partially offset by: (i) lower other real estate owned and repossessed asset net expense; (ii) lower salary and employee benefits; (iii) lower telecommunication and data processing expenses; (iv) the absence of contract termination costs in the second quarter of 2024, and (v) lower depreciation and amortization expense. See “Noninterest Expense” for more details.

In the six months ended June 30, 2024 and 2023, noninterest expense included non-routine items of $5.6 million and $16.8 million, respectively. There were no restructuring costs in the six months ended June 30, 2024, compared to $12.1 million in the three months ended June 30, 2023. Other non-routine items in noninterest expense in the six months ended June 30, 2024, include (i) $3.4 million in fixed assets impairment, (ii) a $1.3 million loss on loans held for sale for valuation expense, (iii) $0.6 million in legal and broker fees, and (iv) $0.3 million in goodwill and intangible asset impairment. All non-routine items mentioned in the six months ended June 30, 2024 are all in connection with the Houston Sale Transaction. Other non-routine items in noninterest expense in the six months ended June 30, 2023 included: (i) $2.0 million impairment charge on an investment carried at cost and included as part of other assets, and (ii) a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the six months ended June 30, 2024 and 2023, the Company incurred noninterest expenses of $6.9 million and $7.9 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2024 and 2023. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,049,109	$124,117	7.08%	$7,068,034	$119,570	6.79%
Debt securities available for sale (3) (4)	1,267,828	14,104	4.47%	1,041,039	10,397	4.01%
Debt securities held to maturity (5)	221,106	1,878	3.42%	236,297	1,976	3.35%
Debt securities held for trading	—	—	—%	262	3	4.59%
Equity securities with readily determinable fair value not held for trading	2,466	13	2.12%	27	—	—%
Federal Reserve Bank and FHLB stock	54,664	955	7.03%	52,917	857	6.50%
Deposits with banks	364,466	5,260	5.80%	379,123	5,694	6.02%
Other short-term investments	6,399	82	5.15%	—	—	—%
Total interest-earning assets	8,966,038	146,409	6.57%	8,777,699	138,497	6.33%
Total non-interest-earning assets (6)	763,628			710,404
Total assets	$9,729,666			$9,488,103

	Three Months Ended June 30,
	2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,408,979	$16,779	2.80%	$2,641,746	$16,678	2.53%
Money market	1,411,287	14,973	4.27%	1,169,047	9,401	3.23%
Savings	253,625	26	0.04%	287,493	36	0.05%
Total checking and saving accounts	4,073,891	31,778	3.14%	4,098,286	26,115	2.56%
Time deposits	2,258,973	25,971	4.62%	2,045,747	18,528	3.63%
Total deposits	6,332,864	57,749	3.67%	6,144,033	44,643	2.91%
Securities sold under agreements to repurchase	124	2	6.49%	60	1	6.68%
Advances from the FHLB (7)	737,658	6,946	3.79%	828,301	7,621	3.69%
Senior notes	59,646	941	6.35%	59,330	941	6.36%
Subordinated notes	29,519	361	4.92%	29,348	362	4.95%
Junior subordinated debentures	64,178	1,055	6.61%	64,178	1,052	6.57%
Total interest-bearing liabilities	7,223,989	67,054	3.73%	7,125,250	54,620	3.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,452,921			1,332,189
Accounts payable, accrued liabilities and other liabilities	309,298			283,653
Total non-interest-bearing liabilities	1,762,219			1,615,842
Total liabilities	8,986,208			8,741,092
Stockholders’ equity	743,458			747,011
Total liabilities and stockholders' equity	$9,729,666			$9,488,103
Excess of average interest-earning assets over average interest-bearing liabilities	$1,742,049			$1,652,449
Net interest income		$79,355			$83,877
Net interest rate spread			2.84%			3.26%
Net interest margin (8)			3.56%			3.83%
Cost of total deposits (9)			2.98%			2.40%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.11%			123.19%
Average non-performing loans/ Average total loans	0.60%			0.54%

	Six Months Ended
	June 30, 2024			June 30, 2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,018,015	$246,822	7.07%	$6,985,153	$228,071	6.58%
Debt securities available for sale (3) (4)	1,253,795	27,290	4.38%	1,049,886	20,568	3.95%
Debt securities held to maturity (5)	222,992	3,845	3.47%	238,450	4,088	3.46%
Debt securities held for trading	—	—	—%	141	4	5.72%
Equity securities with readily determinable fair value not held for trading	2,472	68	5.53%	2,443	—	—%
Federal Reserve Bank and FHLB stock	52,422	1,838	7.05%	55,346	1,872	6.82%
Deposits with banks	393,654	11,011	5.63%	341,168	9,024	5.33%
Other short-term investments	6,165	160	5.22%	—	—	—%
Total interest-earning assets	8,949,515	291,034	6.54%	8,672,587	263,627	6.13%
Total non-interest-earning assets (6)	792,602			725,675
Total assets	$9,742,117			$9,398,262
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,427,170	$34,515	2.86%	$2,493,009	$29,533	2.39%
Money market	1,421,618	29,807	4.22%	1,250,801	17,281	2.79%
Savings	258,077	53	0.04%	293,464	83	0.06%
Total checking and saving accounts	4,106,865	64,375	3.15%	4,037,274	46,897	2.34%
Time deposits	2,274,780	52,095	4.61%	1,907,443	31,362	3.32%
Total deposits	6,381,645	116,470	3.67%	5,944,717	78,259	2.65%
Securities sold under agreements to repurchase	62	2	6.49%	30	1	6.72%
Advances from the FHLB (7)	691,206	12,524	3.64%	893,484	14,384	3.25%
Senior notes	59,606	1,883	6.35%	59,290	1,883	6.40%
Subordinated notes	29,497	723	4.93%	29,327	723	4.97%
Junior subordinated debentures	64,178	2,109	6.61%	64,178	2,167	6.81%
Total interest-bearing liabilities	7,226,194	133,711	3.72%	6,991,026	97,417	2.81%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,444,073			1,354,951
Accounts payable, accrued liabilities and other liabilities	326,809			310,716
Total non-interest-bearing liabilities	1,770,882			1,665,667
Total liabilities	8,997,076			8,656,693
Stockholders’ equity	745,041			741,569
Total liabilities and stockholders' equity	$9,742,117			$9,398,262
Excess of average interest-earning assets over average interest-bearing liabilities	$1,723,321			$1,681,561
Net interest income		$157,323			$166,210
Net interest rate spread			2.82%			3.32%
Net interest margin (8)			3.54%			3.86%
Cost of total deposits (9)			2.99%			2.16%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.85%			124.05%
Average non-performing loans/ Average total loans	0.61%			0.50%
__________________
(1) Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $95.6 million and $84.6 million in the three months ended June 30, 2024 and 2023, respectively, and $94.0 million and $83.0 million in the six months ended June 30, 2024 and June 30, 2023, respectively. The average balance of total loans held for sale was $191.7 million and $85.1 million in the three months ended June 30, 2024 and 2023, respectively, and $90.0 million, and $75.8 million in the six months period ended June 30, 2024 and June 30, 2023, respectively.
(2)    Includes average non-performing loans of $52.7 million and $38.5 million for the three months ended June 30, 2024 and 2023, respectively, and $42.7 million and $35.2 million in the six months ended June 30, 2024 and June 30, 2023, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $115.8 million and $106.7 million in the three months ended June 30, 2024 and 2023, respectively, and average net unrealized net losses of $108.6 million and $105.8 million in the six months ended June 30, 2024 and June 30, 2023, respectively.

(4)    Includes nontaxable securities with average balances of $18.8 million and $19.5 million for the three months ended June 30, 2024 and 2023, respectively, and $18.8 and $19.4 million, in the six months ended June 30, 2024 and June 30, 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.47% and 4.53% for the three months ended June 30, 2024 and 2023, respectively, and 4.51% and 4.59% in the six months ended June 30, 2024 and June 30, 2023, respectively. In 2024 and 2023, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $47.8 million and $50.1 million for the three months ended June 30, 2024 and 2023, respectively, and $48.1 million and $50.4 million in the six months ended June 30, 2024 and June 30, 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.23% and 4.16% for the three months ended June 30, 2024 and 2023, respectively, and 4.24% and 4.18% in the six months ended June 30, 2024 and June 30, 2023, respectively. In 2024 and 2023, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Net Interest Income
Three Months Ended June 30, 2024 and 2023
Net interest income In the three months ended June 30, 2024,was $79.4 million, a decrease of $4.5 million, or 5.4%, from $83.9 million in the three months ended June 30, 2023. This was primarily driven by: (i) higher cost of total deposits mainly in money market accounts and time deposits and (ii) higher average balance of deposits mainly money market accounts and customer CDs, and (iii) decreases of $18.9 million, or 0.3%, $15.2 million, or 6.4%, and $14.7 million, or 3.9% in the average balances of loans, debt securities held to maturity and interest earnings deposits with banks, respectively. The decrease in net interest income was partially offset by: (i) an increase of 24 basis points in the yield on total interest earning assets, and (ii) an increase of $226.8 million, or 21.8% in the average balance of debt securities available for sale. Net interest margin was 3.56% in the three months ended June 30, 2024, a decrease of 27 basis points from 3.83% in the three months ended June 30, 2023. See discussions further below for more details.
During the second quarter of 2024 we had lower average balance of loans and interest-earning deposits with banks compared to the same period last year. Our asset-sensitive position enabled us to partially offset, via repricing of variable-rate loans, and new loan originations at higher market rates, the incremental cost of deposits and borrowings we recorded during the second quarter of 2024. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details.

Interest Income
Total interest income was $146.4 million in the three months ended June 30, 2024, an increase of $7.9 million, or 5.7%, compared to $138.5 million for the same period of 2023. This was primarily driven by a 24 basis points increase in the average yield on total interest earning assets. In addition, there was an increase of $226.8 million, or 21.8% in the average balances of debt securities available for sale during the period. These increases were partially offset by decreases of $18.9 million, or 0.3%, $15.2 million, or 6.4%, and $14.7 million, or 3.9%, in the average balances of loans, debt securities held to maturity and interest earning deposits with banks, respectively.
Interest income on loans in the three months ended June 30, 2024 was $124.1 million, an increase of $4.5 million, or 3.8%, compared to $119.6 million in the same period last year, primarily due to a 29 basis points increase in average yields, mainly attributable to higher market rates. The increase in the average balance of loans includes: (i) originations of single-family residential, and (ii) originations of commercial loans. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $14.1 million in the three months ended June 30, 2024, an increase of $3.7 million, or 35.7%, compared to $10.4 million in the same period of 2023. This was mainly due to an increase of $226.8 million, or 21.8% in the average balance of these securities as well as an increase of 46 basis points in average yields, primarily driven by higher market rates. In the three months ended June 30, 2024, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $115.8 million compared to $106.7 million in the same period last year. As of June 30, 2024, corporate debt securities comprised 20.7% of the available-for-sale portfolio, down from 24.5% at June 30, 2023.
As of June 30, 2024, floating rate investments represent 12.9% of our total investment portfolio compared to 15.4% at June 30, 2023. In addition, the overall duration increased to 5.3 years at June 30, 2024 from 5.1 years at June 30, 2023, as the model anticipates slower MBS principal prepayments due to higher market rates.

Interest Expense
Interest expense was $67.1 million in the three months ended June 30, 2024, an increase of $12.4 million, or 22.8%, compared to $54.6 million in the same period of 2023. This was primarily due to: (i) higher average cost of total deposits and advances from FHLB. In addition, there was an increase of $98.7 million, or 1.4%, in the average balance of total interest bearing liabilities, mainly in money market accounts and time deposits.
Interest expense on interest-bearing deposits was $57.7 million in the three months ended June 30, 2024, an increase of $13.1 million, or 29.4%, compared to $44.6 million for the same period of 2023. This was mainly driven by an increase of 76 basis points in the average rates paid on total deposits, and an increase of $188.8 million, or 3.1%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $7.4 million, or 40.2%, in the three months ended June 30, 2024 compared to the same period in 2023. This was mainly due to an increase of 99 basis points in the average cost of total time deposits. In addition, there was an increase of $213.2 million, or 10.4%, in the average balance of these deposits, which includes an increase of $262.4 million in the average balance of customer CDs, that was offset by a decrease of $49.2 million in brokered time deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $5.7 million, or 21.7% in the three months ended June 30, 2024 compared to the same period one year ago, mainly due to an increase of 58 basis points in the average costs on these deposits. In addition, there was an increase of $242.2 million, or 20.72%, in the average balance of money market accounts in the three months ended June 30, 2024 compared to the same period in 2023. This increase in money market accounts was partially off by decreases in the average balances of interest bearing demand deposits and savings accounts in the three months ended June 30, 2024 compared to the same period in 2023.
Interest expense on advances from the FHLB decreased $0.7 million, or 8.9%, in the three months ended June 30, 2024 compared to the same period of 2023, primarily driven by a decline of $90.6 million, or 10.9%, in the average balance on this funding source compared to the same period of 2023. This was partially offset by an increase of 10 basis points in the average rate paid on these borrowings. In the first six months of 2024, the Company borrowed $1.2 billion, and repaid $1.1 billion of advances from the FHLB. See “Capital Resources and Liquidity Management” for more details on the repayment of advances from the FHLB.

Six Months Ended June 30, 2024 and 2023

Net interest income was $157.3 million in the six months ended June 30, 2024, a decrease of $8.9 million, or 5.3%, from $166.2 million in the same period of 2023. This was primarily driven by: (i) higher cost of total deposits and FHLB advances, (ii) an increase of $235.2 million, or 3.36%, in the average balance of total interest-bearing liabilities primarily in time deposits and money market accounts, and (iii) a decrease of $15.5 million, or 6.5% in the average balance of debt securities held to maturity. The decrease in net interest income was partially offset by an increase of 41 basis points in the yield on total interest earning assets. In addition, there were increases of $203.9 million, or 19.4%, $52.5 million, or 15.4% and $32.9 million, or 0.5%, in the average balance of debt securities available for sale, interest earning deposits with banks, and loans, respectively. Net interest margin was 3.54% in the six months ended June 30, 2024, a decrease of 32 basis points from 3.86% in the six months ended June 30, 2023. See discussions further below for more details.

Interest Income
Total interest income was $291.0 million in the six months ended June 30, 2024, an increase of $27.4 million, or 10.4%, compared to $263.6 million for the same period of 2023. This was primarily driven by a 41 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $203.9 million, or 19.42%, $52.5 million, or 15.4% and $32.9 million, or 0.5%, in the average balances of debt securities available for sale, interest earning deposits with banks, and loans, respectively. These increases were partially offset by a decrease of $15.5 million, or 6.48%, in the average balance of debt securities held to maturity.

Interest income on loans in the six months ended June 30, 2024 was $246.8 million, an increase of $18.8 million, or 8.2%, compared to $228.1 million in the same period last year, primarily due to: (i) a 49 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $32.9 million, or 0.5%, in the average balance of loans. The increase in the average balance of loans includes: (i) increase in originations of single-family residential and construction loans mostly through AMTM, (ii) an increase in the average balance of owner-occupied loans, as well as (iii) an increase in the average balance of loans to financial institutions and acceptances. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $27.3 million in the six months ended June 30, 2024, an increase of $6.7 million, or 32.7%, compared to $20.6 million in the same period of 2023. This was mainly due to an increase of 43 basis points in average yields, primarily driven by higher market rates and an increase of $203.9 million, or 19.4%, in the average balance of these securities. In the six months ended June 30, 2024, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $108.6 million compared to $105.8 million in the same period last year.
Interest income on debt securities held to maturity was $3.8 million in the six months ended June 30, 2024, a decrease of $0.2 million, or 5.9%, compared to $4.1 million in the same period of 2023. This was mainly due to a decrease of $15.5 million, or 6.5%, in the average balance of these securities.

Interest Expense

Interest expense was $133.7 million in the six months ended June 30, 2024, an increase of $36.3 million, or 37.3%, compared to $97.4 million in the same period of 2023. This was primarily due to higher cost of total deposits and FHLB advances. In addition, there was an increase of $235.2 million, or 3.36%, in the average balance of total interest bearing liabilities, mainly time deposits and money market accounts.
Interest expense on interest-bearing deposits was $116.5 million in the six months ended June 30, 2024, an increase of $38.2 million, or 48.8%, compared to $78.3 million for the same period of 2023. This was mainly driven by an increase of 102 basis points in the average rates paid on total interest-bearing deposits, and an increase of $436.9 million, or 7.3%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $20.7 million, or 66.1%, in the six months ended June 30, 2024 compared to the same period in 2023. This was mainly due to an increase of 129 basis points in the average cost of total time deposits. In addition, there was an increase of $367.3 million, or 19.3%, in the average balance of these deposits, including $340.8 million in customer CDs and $26.5 million in brokered time deposits, respectively.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $17.5 million in the six months ended June 30, 2024 to $64.4 million compared to $46.9 million in the same period one year ago. This increase was primarily due to an increase of 81 basis points in the average costs on these deposits. In addition, there was an increase of $69.6 million, or 1.7% in the average balance of total interest bearing checking and savings accounts in the six months ended June 30, 2024 compared to the same period in 2023. This was mainly driven by: (i) higher average domestic personal accounts, and (ii) higher average balance of international personal accounts. These increases were partially offset by a decrease in the average balance of international commercial accounts.
Interest expense on advances from the FHLB decreased $1.9 million, or 12.9%, in the six months ended June 30, 2024 compared to the same period of 2023, primarily driven by a decrease of $202.3 million, or 22.6%, in the average balances of these borrowings. The decrease in interest expense on advances from the FHLB was partially offset by the increase of 39 basis points in the average rate paid on these borrowings. See “Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Balance at the beginning of the period	$96,050	$84,361	$95,504	$83,500
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	—	—	—	—
Multi-family residential	—	—	(591)	—
Single-family residential	—	(7)	—	(39)
Commercial	(13,452)	(1,452)	(15,876)	(9,427)
Consumer and others	(6,762)	(7,626)	(16,949)	(13,948)
Total Charge-offs	$(20,214)	$(9,085)	$(33,416)	$(23,414)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$116	0	$116
Land development and construction loans	$11	$24	$36	$163
	11	140	36	279
Single-family residential	8	33	26	49
Owner occupied	—	—	17	—
	19	173	79	328
Commercial	400	1,045	962	4,378
Consumer and others	495	385	1,221	387
Total Recoveries	$914	$1,603	$2,262	$5,093

Net charge-offs	(19,300)	(7,482)	(31,154)	(18,321)
Provision for credit losses - loans	17,650	29,077	30,050	40,777
Balance at the end of the period	$94,400	$105,956	$94,400	$105,956

Three Months Ended June 30, 2024 and 2023
The Company recorded a provision for credit losses on loans of $17.7 million in the three months ended June 30, 2024, compared to $29.1 million in the same period last year. In the second quarter of 2024, the provision for credit losses on loans includes $12.8 million to cover for charge-offs, $12.7 million in new specific reserves for non-performing loans, and $1.8 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $5.3 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.

During the three months ended June 30, 2024, charge-offs increased $11.1 million, or 122.5%, compared to the same period of the prior year. In the three months ended June 30, 2024, charge-offs include $9.9 million related to an asset-based lending facility; (ii) $6.6 million related to multiple commercial loans, and smaller balance consumer loans. Charge-offs in the second quarter of 2024 were partially offset by $0.9 million in recoveries, which include $0.5 million in consumer loans, primarily purchased indirect consumer loans and $0.4 million related to multiple commercial loan recoveries.

In the three months ended June 30, 2023, charge-offs included $7.6 million related to multiple consumer loans, primarily purchased indirect consumer loans, and $1.5 million related to multiple commercial loans.
The ratio of net charge-offs over the average total loan portfolio held for investment was 1.13% in the second quarter of 2024, compared to 0.42% in the second quarter of 2023. See the 2023 Form 10-K for more information on charge-offs for the year ended December 31, 2023.

Six Months Ended June 30, 2024 and 2023

The Company recorded a provision for credit losses on loans of $30.1 million in the six months ended June 30, 2024, compared to $40.8 million in the same period last year. In the first half of 2024, the provision for credit losses on loans included $24.5 million to cover charge-offs, $12.7 million in new specific reserves for non-performing loans and $4.2 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $6.8 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.

During the six months ended June 30, 2024, charge-offs increased $10.0 million, or 42.7%, compared to the same period of the prior year. In the six months ended June 30, 2024, charge-offs include: (i) $9.9 million related to an asset-based lending facility; (ii) $16.7 million related to multiple consumer loans, primarily purchased indirect consumer loans, and (iii) $6.8 million in connection with multiple commercial and real estate loans. Charge-offs in the six months ended June 30, 2024 were partially offset by $2.3 million in recoveries, which include $1.3 million in consumer loans, primarily purchased indirect consumer loans and $1.0 million related to multiple commercial loans recoveries.

In the six months ended June 30, 2023, charge-offs included: (i) $6.5 million related to an equipment-financing commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023 and subsequently sold in the second quarter of 2023; (ii) $13.9 million related to multiple consumer loans, primarily purchased indirect consumer loans, and (iii) $2.9 million in connection with multiple commercial and real estate loans. Charge-offs in the first half of 2023 were partially offset primarily by a $2.7 million recovery from a loan to a coffee trader which had been charged-off in 2022.
The ratio of net charge-offs over the average total loan portfolio held for investment was 0.91% in the first six months of 2024, compared to 0.53% in the first six months of 2023.

During the six months ended June 30, 2024 and 2023, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million, to support current ACL levels. No additional provision for credit losses were deemed necessary as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$5,281	27.2%	$4,944	18.6%	$337	6.8%
Brokerage, advisory and fiduciary activities	4,538	23.4%	4,256	16.0%	282	6.6%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,242	11.5%	1,429	5.4%	813	56.9%
Loan-level derivative income (2)	2,357	12.1%	476	1.8%	1,881	395.2%
Cards and trade finance servicing fees	1,331	6.9%	562	2.1%	769	136.8%
Gain on early extinguishment of FHLB advances, net	189	1.0%	13,440	50.5%	(13,251)	(98.6)%
Derivative (losses) gains, net (3)	(44)	(0.2)%	242	0.9%	(286)	(118.2)%
Securities losses, net (4)	(117)	(0.6)%	(1,237)	(4.7)%	1,120	(90.5)%
Other noninterest income (5)	3,643	18.7%	2,507	9.4%	1,136	45.3%
Total noninterest income	$19,420	100.0%	$26,619	100.0%	$(7,199)	(27.0)%

	Six Months Ended June 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$9,606	28.3%	$9,899	21.5%	$(293)	(3.0)%
Brokerage, advisory and fiduciary activities	8,865	26.1%	8,438	18.4%	427	5.1%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	4,584	13.5%	2,841	6.2%	1,743	61.4%
Loan-level derivative income (2)	2,823	8.3%	2,547	5.5%	276	10.8%
Cards and trade finance servicing fees	2,554	7.5%	1,095	2.4%	1,459	133.2%
Gain on early extinguishment of FHLB advances, net	189	0.6%	26,613	57.9%	(26,424)	(99.3)%
Derivative (losses) gains, net (3)	(196)	(0.6)%	256	0.6%	(452)	(176.6)%
Securities losses, net (4)	(171)	(0.5)%	(10,968)	(23.9)%	10,797	(98.4)%
Other noninterest income (5)	5,654	16.8%	5,241	11.4%	413	7.9%
Total noninterest income	$33,908	100.0%	$45,962	100.0%	$(12,054)	(26.2)%
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
(4)    Includes net loss of $0.1 million in each of the three and six months ended June 30, 2024, and $1.2 million and $10.8 million in the three and six month periods ended June 30, 2023, respectively, in connection with the sale of debt securities available for sale. In addition, includes unrealized losses of $0.1 million in the six months ended June 30, 2024 related to the change in fair value of equity securities with readily available fair value not held for trading which are recorded in results of the period. There were no significant unrealized losses related to equity securities with readily available fair value not held for trading in the three months ended June 30, 2024 and in the three and six month periods ended June 30, 2023.
(5)    Includes mortgage banking income of $1.9 million and $1.6 million in the three months ended June 30, 2024 and June 30, 2023, respectively, and $3.0 million and $3.4 million in the six months ended June 30, 2024 and June 30, 2023, respectively, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. In addition, includes $0.5 million in BOLI death benefits received in the three and six month periods ended June 30, 2024. Other sources of income in the periods shown include foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

Three Months Ended June 30, 2024 and 2023
Total noninterest income decreased $7.2 million, or 27.0%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, mainly due to: (i) lower gains on the early extinguishment of FHLB advances in the three months ended June 30, 2024 compared to the same period last year, and (ii) derivative losses in the quarter compared to gains in the same period of 2023. These decreases were partially offset by: (i) higher loan-level derivative income; (ii) higher other noninterest income; (iii) lower securities losses during the three months ended June 30, 2024 compared to the same period in 2023; (iv) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023, and (v) higher cards and trade servicing fees.

In the three months ended June 30, 2024, The Company had $0.2 million in net gains on the early repayment of approximately $595 million in FHLB advances, compared to a net gain of $13.4 million on the early repayment of approximately $355 million of advances from the FHLB in the three months ended June 30, 2023.

Other noninterest income increased $1.1 million, or 45.3%, in the three months ended June 30, 2024 compared to the same period in 2023, primarily driven by: (i) BOLI death benefits receipt of $0.5 million, and (ii) higher mortgage banking income.

Deposits and service fees increased $0.3 million, or 6.8%, in the three months ended June 30, 2024 compared to the same period last year, primarily due to an increase in service fees.

Loan-level derivative income increased $1.9 million, or 395.2%, in the three months ended June 30, 2024 compared to the same period in 2023, mainly driven by a higher volume of derivative transactions with clients during the current quarter, compared to the same period of 2023.

Our AUMs totaled $2.45 billion at June 30, 2024, an increase of $162.7 million, or 7.1%, from $2.29 billion at December 31, 2023, primarily driven by increased market valuations as well as net new assets as we continue to execute on our relationship-focused strategy.

Six Months Ended June 30, 2024 and 2023

Total noninterest income decreased $12.1 million, or 26.2%, in the six months ended June 30, 2024, compared to the same period in 2023, mainly due to: (i) lower gains on the early extinguishment of advances from the FHLB in the six months ended June 30, 2024 compared to the same period last year; (ii) derivative losses in the quarter compared to gains in the same quarter of 2023, and (iii) lower deposits and service fees. These decreases were partially offset by: (i) lower losses on securities; (ii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; (iii) higher cards and trade servicing fees; (iv) higher brokerage, advisory and fiduciary fees; (v) higher other noninterest income, and (vi) higher loan-level derivative income.

In the six months ended June 30, 2024, the Company recorded net gains of $0.2 million on the early repayment of approximately $595 million of advances from the FHLB. In the six months ended June 30, 2023 the Company recorded a net gain of $26.6 million on the early extinguishment of approximately $920 million of advances from the FHLB. These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies.

Other noninterest income increased $0.4 million, or 7.9%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by: (i) BOLI death benefit receipt of $0.5 million, and (ii) one-time income of $0.3 million in connection with BOLI policies following the restructuring completed in the fourth quarter of 2023. These increases were partially offset by a decrease of $0.4 million or 12.9% in mortgage banking income.

Deposits and service fees decreased $0.3 million, or 3.0%, in the six months ended June 30, 2024 compared to the same period last year, primarily due to lower service referral fees received during the period.

Loan-level derivative income increased $0.3 million, or 10.8%, in the six months ended June 30, 2024 compared to the same period last year, mainly driven by a higher volume of derivative transactions with clients during the first half of 2024, compared to the same period last year.

Brokerage, advisory and fiduciary activities increased $0.4 million, or 5.1%, in the six months ended June 30, 2024 compared to the same period last year, primarily driven by higher brokerage fees as a result of higher equity trading volumes/commissions.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$33,857	46.2%	$34,247	47.2%	$(390)	(1.1)%
Professional and other services fees (2)	12,110	16.5%	7,415	10.2%	4,695	63.3%
Occupancy and equipment (3)	9,041	12.3%	6,737	9.3%	2,304	34.2%
Telecommunications and data processing (4)	2,732	3.7%	5,027	6.9%	(2,295)	(45.7)%
Advertising expenses	4,243	5.8%	4,332	6.0%	(89)	(2.1)%
FDIC assessments and insurance	2,772	3.8%	2,739	3.8%	33	1.2%
Depreciation and amortization (5)	1,652	2.3%	2,275	3.1%	(623)	(27.4)%
Losses on loans held for sale carried at the lower cost or fair value (6)	1,258	1.7%	—	—%	1,258	N/M
Other real estate owned and repossessed assets expense, net (7) (8)	(148)	(0.2)%	2,431	3.4%	(2,579)	(106.09)%
Contract termination costs (9)	—	—%	1,550	2.1%	(1,550)	(100.0)%
Loan-level derivative expense (10)	580	0.8%	110	0.2%	470	427.3%
Other operating expenses (11)	5,205	7.1%	5,637	7.8%	(432)	(7.7)%
Total noninterest expenses (12)	$73,302	100.0%	$72,500	100.0%	$802	1.1%

	Six Months Ended June 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$66,815	47.8%	$69,123	50.4%	$(2,308)	(3.3)%
Professional and other services fees (2)	23,073	16.5%	15,043	11.0%	8,030	53.4%
Occupancy and equipment (3)	15,517	11.1%	13,535	9.9%	1,982	14.6%
Telecommunications and data processing (4)	6,265	4.5%	8,091	5.9%	(1,826)	(22.6)%
Advertising expenses	7,321	5.2%	6,918	5.0%	403	5.8%
FDIC assessments and insurance	5,780	4.1%	5,476	4.0%	304	5.6%
Depreciation and amortization (5)	3,129	2.2%	3,567	2.6%	(438)	(12.3)%
Losses on loans held for sale carried at the lower cost or fair value (6)	1,258	0.9%	—	—%	1,258	N/M
Other real estate owned and repossessed assets expense, net (7) (8)	(502)	(0.4)%	2,431	1.8%	(2,933)	(120.7)%
Contract termination costs (9)	—	—%	1,550	1.1%	(1,550)	(100.0)%
Loan-level derivative expense (10)	584	0.4%	1,710	1.3%	(1,126)	(65.9)%
Other operating expenses (11)	10,656	7.7%	9,789	7.0%	867	8.9%
Total noninterest expenses (12)	$139,896	100.0%	$137,233	100.0%	$2,663	1.9%
_______
(1)     Includes staff reduction costs of $2.2 million and $2.4 million in the three and six months June 30, 2023, respectively, which consist of severance expenses primarily related to organizational rationalization.
(2) Includes $0.3 million in legal expenses in connection with the Houston Sale Transaction in the three and six month periods ended June 30, 2024. Additionally, includes additional non-routine expenses of $2.0 million and $4.6 million in the three months and six months ended

June 30, 2023, respectively, related to the engagement of FIS. Lastly, includes recurring service fees in connection with the engagement of FIS in the three and six month periods ended June 30, 2024.
(3) In each of the three and six month periods ended June 30, 2024, includes fixed assets impairment charge of $3.4 million in connection with the Houston Sale Transaction. In each of the three and six month periods ended June 30, 2023, includes $0.6 million related to ROU asset impairment in connection with the closure of branch in Miami, Florida in 2023.
(4) Includes a charge of $1.4 million in each of the three and six month periods ended June 30, 2023 related to the disposition of fixed assets due to the write off of in-development software.
(5) Includes a charge of $0.9 million in each of the three and six month periods ended June 30, 2023 for the accelerated depreciation of leasehold improvements in connection with the closure of a branch in Miami, Florida in 2023.
(6) In each of the three and six month periods ended, amounts shown are in connection with the Houston Sale Transaction.
(7) Includes OREO rental income of $0.4 million in the three months ended June 30, 2024 and 2023, as well as $0.9 million and $0.4 million in the six months ended June 30, 2024 and 2023., respectively. In addition, in each of the three and six month periods ended June 30, 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million.
(8) Beginning in the three months ended June 30, 2023, OREO and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive (loss) income.
(9) Contract termination and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(10) Includes service fees in connection with our loan-level derivative income generation activities.
(11) In each of the three and six month periods ended June 30, 2024, includes broker fees of $0.3 million in connection with the Houston Sale Transaction. Additionally, in each of the three and six month periods ended June 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets. All periods shown includes mortgage loan origination and servicing expenses, charitable contributions, community engagement, postage and courier expenses, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan and other small expenses.
(12) Includes $3.8 million and $4.0 million in the three months ended June 30, 2024 and June 30, 2023, respectively, and $6.9 million and $7.9 million in the six months ended June 30, 2024 and June 30, 2023, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.

N/M    Not meaningful

Three Months Ended June 30, 2024 and 2023
Noninterest expense increased $0.8 million, or 1.1%, in the three months ended June 30, 2024 compared to the same period in 2023, mainly due to: (i) higher professional and other service fees; (ii) higher occupancy and equipment expenses; (iii) an increase in losses on loans held for sale due to the transfer of approximately $553.1 million in loans in connection with the Houston Sale Transaction, and (iv) higher loan-level derivative expenses. These increases were partially offset by (i) lower other real estate owned and repossessed asset net expense; (ii) lower telecommunication and data processing expenses; (iii) the absence of contract termination costs in the three months ended June 30, 2024 compared to the same period of 2023; (iv) lower depreciation and amortization expense; (v) lower other operating expenses; (vi) lower salary and employee benefits, and (vii) lower advertising expenses.

Professional and other services fees increased $4.7 million, or 63.3%, in the three months ended June 30, 2024 compared to the same period last year. This was mainly driven by higher recurrent fees in connection with the current technology provider, and higher legal fees across various projects. These increases were partially offset by lower combined consulting fees.

Other operating expenses decreased $0.4 million, or 7.7%, in the three months ended June 30, 2024 compared to the same period in 2023, mainly driven by the absence in the second quarter of 2024 of the $2.0 million impairment charge in connection with an investment carried at cost recorded in the same period last year. This decrease was partially offset by (i) higher expenses associated with operating charge-offs, (ii) higher loan costs and loan servicing fees; and (iii) an asset impairment charge of $0.3 million and broker fees of $0.3 million which are both in connection with the Houston Sale Transaction.

Telecommunication and data processing expenses decreased $2.3 million, or 45.7%, in the three months ended June 30, 2024 compared to the same period last year, primarily driven by lower computer consulting expenses and less telecommunication voice infrastructure and long distance usage.

Depreciation and amortization expenses decreased $0.6 million, or 27.4%, in the three months ended June 30, 2024 compared to the same period last year. This was mainly driven by the absence of accelerated depreciation expenses in the three months ended June 30, 2023 related to the closure of the Edgewater branch location in Miami, Florida.

Salaries and employee benefits decreased $0.4 million, or 1.1%, in the three months ended June 30, 2024 compared to the same period one year ago, mainly driven by: (i) lower severance expenses in the second quarter of 2024. This decrease was partially offset by: (i) higher variable compensation and bonus accruals based on performance and production, (ii) higher salaries of new hires and higher average FTEs. At June 30, 2024, our FTEs were 720, a net increase of 10 FTEs, or 1.4% compared to 710 FTEs at June 30, 2023.
Occupancy and equipment expenses increased $2.3 million, or 34.2%, in the three months ended June 30, 2024 compared to the same period one year ago partially due to an impairment charge of $3.4 million in connection with the Houston Sale Transaction. This increase was partially offset by a decrease in software expenses.

Loan-level derivative expenses increased $0.5 million, or 427.3%, in the three months ended June 30, 2024 compared to the same period last year, mainly driven by higher volume of derivative transactions during the second quarter of 2024.

Six Months Ended June 30, 2024 and 2023

Noninterest expense increased $2.7 million, or 1.9%, in the six months ended June 30, 2024 compared to the same period in 2023, mainly due to: (i) higher professional and other service fees; (ii) higher occupancy and equipment expenses; (iii) an increase in losses on loans held for sale due to the transfer of approximately $553.1 million in loans in connection with the Houston Sale Transaction; (iv) higher other operating expenses; (v) higher advertising expenses, and (vi) higher FDIC assessments and insurance expenses. These increases were partially offset by: (i) lower other real estate owned and repossessed asset net expense; (ii) lower salary and employee benefits; (iii) lower telecommunication and data processing expenses; (iv) the absence of contract termination costs in the second quarter of 2024, and (v) lower depreciation and amortization expense.

Professional and other services fees increased $8.0 million, or 53.4%, in the six months ended June 30, 2024 compared to the same period last year. This was mainly driven by higher recurrent fees in connection with the current technology provider, and higher legal fees across various projects. These increases were partially offset by lower combined consulting fees and lower accounting fees.

Other operating expenses increased $0.9 million, or 8.9%, in the six months ended June 30, 2024 compared to the same period in 2023, mainly driven by: (i) higher expenses associated with operating charge-offs, (ii) an asset impairment charge of $0.3 million and broker fees of $0.3 million which are both in connection with the Houston Sale Transaction, (iii) higher loan costs and loan servicing fees; and (iii) an aggregate increase in business development and other expenses. These increases were partially offset by the absence in the second quarter of 2024 of the $2.0 million impairment charge in connection with an investment carried at cost recorded in the same period last year.

Advertising expenses increased $0.4 million, or 5.8%, in the six months ended June 30, 2024 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams.

Telecommunication and data processing expenses decreased $1.8 million, or 22.6%, in the six months ended June 30, 2024 compared to the same period last year, primarily driven by lower computers consulting expenses as well as less telecommunication voice infrastructure and long distance usage.

FDIC assessments and insurance increased $0.3 million, or 5.6%, in the six months ended June 30, 2024 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Depreciation and amortization expenses decreased $0.4 million, or 12.3%, in the six months ended June 30, 2024 compared to the same period last year. This was mainly driven by the absence of accelerated depreciation expenses in the three months ended June 30, 2023 related to the closure of the Edgewater branch location in Miami, Florida.

Salaries and employee benefits decreased $2.3 million, or 3.3%, in the six months ended June 30, 2024 compared to the same period one year ago, mainly driven by: (i) lower severance expenses, and (ii) lower bonus accruals. These results were partially offset by higher salaries in connection with new hires.

Occupancy and equipment expenses increased $2.0 million, or 14.6%, in the six months ended June 30, 2024 compared to the same period one year ago primarily due to an impairment charge of $3.4 million in connection with the Houston Sale Transaction. This increase was partially offset by a decrease in software expenses.

Loan-level derivative expenses decreased $1.1 million, or 65.9%, in the six months ended June 30, 2024 compared to the same period last year, mainly driven by the absence of the additional expenses in the first half of 2023 as a result of transitioning interest rate swap and cap contracts with clients from LIBOR to a new replacement index. This decrease was offset by higher volume of derivative transactions in the first half of 2024.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$6,323	$8,919	$(2,596)	(29.1)%	$19,785	$34,162	$(14,377)	(42.1)%
Income tax expense	$1,360	$1,873	$(513)	(27.4)%	$4,254	$7,174	$(2,920)	(40.7)%
Effective income tax rate	21.51%	21.00%	0.51%	2.4%	21.50%	21.00%	0.50%	2.4%

In the second quarter of 2024, income tax expense decreased to $1.4 million from $1.9 million in the second quarter of 2023, mainly driven by lower income before income taxes in the second quarter of 2024 compared to the same period last year. In the first six months ended June 30, 2024, tax expense decreased to $4.3 million from $7.2 million in the same period last year, primarily driven by lower income before income taxes in the first half of 2024 compared to the same period last year.
As of June 30, 2024, the Company’s net deferred tax assets were $48.8 million, a decrease of $6.9 million, or 12.3%, compared to $55.6 million as of December 31, 2023. This result was mainly driven by the realization of the tax benefit in the first half of 2024 related to the valuation allowance on loans held for sale recorded in the fourth quarter of 2023 of $35.5 million.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with Generally Accepted Accounting Principles (GAAP) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “core noninterest income” and “core noninterest expenses”, “tangible stockholders’ equity (book value) per common share”, “tangible common equity ratio, adjusted for unrealized losses on debt securities held to maturity”, and “tangible stockholders' equity (book value) per common share, adjusted for unrealized losses on debt securities held to maturity”. This supplemental information is not required by or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures” and they should not be considered in isolation or as a substitute for the GAAP measures presented herein.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2023, and including the effect of non-routine items such as the sale of loans and securities and other repossessed assets, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, the early repayment of FHLB advances, impairment of investments, and other non-routine actions intended to improve customer service and operating performance, as well as certain non-routine items recorded in 2024 in connection with the Houston Sale Transaction. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR, Core PPNR, core noninterest income and core noninterest expense, non-GAAP financial measures, as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net (loss) income attributable to Amerant Bancorp Inc.	$4,963	$7,308	$15,531	$27,494
Plus: provision for credit losses (1)	19,150	29,077	31,550	40,777
Plus: provision for income tax expense	1,360	1,873	4,254	7,174
Pre-provision net revenue (PPNR)	25,473	38,258	51,335	75,445
Plus: non-routine noninterest expense items	5,562	13,383	5,562	16,755
Less: non-routine noninterest income items	(28)	(12,445)	178	(15,901)
Core pre-provision net revenue (Core PPNR)	$31,007	$39,196	$57,075	$76,299

Total noninterest income	$19,420	$26,619	$33,908	$45,962
Less: Non-routine noninterest income items:
Derivatives (losses) gains, net	(44)	242	(196)	256
Securities losses, net	(117)	(1,237)	(171)	(10,968)
Gains on early extinguishment of FHLB advances, net	189	13,440	189	26,613
Total non-routine noninterest income items	$28	$12,445	$(178)	$15,901
Core noninterest income	$19,392	$14,174	$34,086	$30,061

Total noninterest expenses	$73,302	$72,500	$139,896	$137,233
Less: non-routine noninterest expense items
Restructuring costs (2):
Staff reduction costs (3)	—	2,184	—	2,397
Contract termination costs (4)	—	1,550	—	1,550
Consulting and other professional fees and software expenses (5)	—	2,060	—	4,750
Disposition of fixed assets (6)	—	1,419	—	1,419
Branch closure expenses and related charges (7)	—	1,558	—	2,027
Total restructuring costs	—	8,771	—	12,143
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower of cost or fair value (8)	1,258	—	1,258	—
Goodwill and intangible assets impairment (8)	300	—	300	—
Legal and broker fees (8)	561	—	561	—
Loss on sale of repossessed assets and other real estate owned valuation expense (9)	—	2,649	—	2,649
Fixed assets impairment (8)(10)	3,443	—	3,443	—
Impairment charge on investment carried at cost	—	1,963	—	1,963
Total non-routine noninterest expense items	$5,562	$13,383	$5,562	$16,755
Core noninterest expenses	$67,740	$59,117	$134,334	$120,478
(1) Includes provision for credit losses on loans in all periods shown. See “Analysis of the Allowance for Credit Losses” for details.
(2)     Expenses incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, implementation of new technology system applications, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(3)    Staff reduction costs consist of severance expenses related to organizational rationalization.
(4) Contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS.
(5) In the three months and six months ended June 30, 2023, includes nonrecurrent expenses of $2.1 million and $4.8 million in connection with the engagement of FIS.
(6) In the three and six month periods ended June 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software.
(7) In each of the three and six month periods ended June 30, 2023, includes expenses associated with the closure of a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. In addition, the six months ended June 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023.
(8) In the three and six months ended June 30, 2024, amounts shown are in connection with the Houston Sale Transaction.
(9)    In the three months ended June 30, 2023, amount represents the loss on sale of repossessed assets in connection with our equipment-financing activities.
(10) Related to Houston branches and included as part of occupancy and equipment expenses. See “Noninterest Expenses” for details.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of June 30, 2024	As of December 31, 2023

Stockholders' equity	$734,342	$736,068
Less: goodwill and other intangibles (1)	(24,581)	(25,029)
Tangible common stockholders' equity	$709,761	$711,039
Total assets	9,747,738	9,716,327
Less: goodwill and other intangibles (1)	(24,581)	(25,029)
Tangible assets	$9,723,157	$9,691,298
Common shares outstanding	33,562,756	33,603,242
Tangible common equity ratio	7.30%	7.34%
Stockholders' book value per common share	$21.88	$21.90
Tangible stockholders' equity book value per common share	$21.15	$21.16

Tangible common stockholders' equity	$709,761	$711,039
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(20,304)	(16,197)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$689,457	$694,842
Tangible assets	$9,723,157	$9,691,298
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	(20,304)	(16,197)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$9,702,853	$9,675,101
Common shares outstanding	33,562,756	33,603,242
Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	7.11%	7.18%
Tangible stockholders' book value per common share, adjusted for net unrealized accumulated losses on debt securities held to maturity	$20.54	$20.68
(1)    At June 30, 2024 and December 31, 2023, other intangible assets consist primarily of naming rights of $2.3 million and $2.5 million, respectively, and mortgage servicing rights (“MSRs”) of $1.5 million and $1.4 million, respectively.
(2)    At June 30, 2024 and December 31, 2023, amounts were calculated based upon the fair value of debt securities held to maturity, and assuming a tax rate of 25.38% and 25.36%, respectively.

Financial Condition - Comparison of Financial Condition as of June 30, 2024 and December 31, 2023
Assets. Total assets were $9.75 billion as of June 30, 2024, an increase of $31.4 million, or 0.3%, compared to $9.72 billion at December 31, 2023. This result was primarily driven by increases of: (i) $59.1 million, or 0.8%, in total loans held for investment, net of the ACL, and loans held for sale, and (ii) $50.9 million, or 3.4%, in total securities, mainly debt securities available for sale. The increases were partially offset by decreases of: (i) $35.9 million, or 14.0%, in accrued interest receivable and other assets primarily driven by collection of a receivable from insurance carrier for $62.5 million in connection with the restructuring of the Company’s BOLI policies completed in the fourth quarter of 2023, and (ii) $11.6 million, or 3.6%, in cash and cash equivalents. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets. Total accrued interest receivable and other assets at June 30, 2024 include premises and equipment for $8.0 million, operating lease right-of-use assets for $6.6 million, and other assets for $8.3 million which the Company reclassified to held for sale as part of the Houston Sale Transaction. See “Our Company- Business Developments” for additional information.
Cash and Cash Equivalents. Cash and cash equivalents decreased to $310.3 million at June 30, 2024 from $321.9 million at December 31, 2023, primarily as a result of the decrease in non interest earning cash balances.
At June 30, 2024 and December 31, 2023, cash balances held at the Federal Reserve Bank were $237 million and $246 million, respectively. In addition, at June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included restricted cash of $32.4 million and $25.8 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included other short-term investments of $6.8 million and $6.1 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $0.4 million in the six months ended June 30, 2024, mainly driven by: (i) net income of $15.5 million; (ii) a non-cash adjustment of $31.6 million for the provision for credit losses, and (iii) other noncash adjustments totaling $15.3 million. This was partially offset by net originations of mortgage loans held for sale at fair value of $54.5 million and a net decrease in operating assets and liabilities of $7.4 million.
Net cash used in investing activities was $41.2 million during the six months ended June 30, 2024, mainly driven by: (i) a net increase in loans originated for investment of $470.1 million, and (ii) purchases of investment securities totaling $152.3 million. These disbursements were partially offset by: (i) proceeds of sale of loans carried at the lower of cost or fair value and held for investment totaling $434.3 million; (ii) $62.7 million collected from insurance carriers during the first six months of 2024 in connection with the restructuring of BOLI completed in 2023, and death benefit receipts, and (iii) maturities, sales, calls and paydowns of investment securities totaling $87.9 million. See the 2023 Form 10-K for more information on the restructuring of BOLI.
In the six months ended June 30, 2024, net cash provided by financing activities was $29.2 million. These activities included: (i) net proceeds from advances from the FHLB of $120.2 million, and (ii) a net decrease of $13.6 million in time deposits. These proceeds were partially offset by: (i) a decrease in total demand, savings and money market deposit balances of $92.4 million; (ii) $6.0 million of dividends declared and paid by the Company in the six months ended June 30, 2024, and (iii) an aggregate of $4.4 million of Class A common stock repurchased in the first six months of 2024. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances in the first six months ended June 30, 2024.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2024	December 31, 2023
(in thousands, except percentages)
Total loans, gross (1)	$7,322,911	$7,264,912
Total loans, gross / total assets	75.1%	74.8%

Allowance for credit losses	$94,400	$95,504
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.41%	1.39%

Total loans, net (3)	$7,228,511	$7,169,408
Total loans, net / total assets	74.2%	73.8%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance credit loan losses. At June 30, 2024 and December 31, 2023, there were $60.1 million and $26.2 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities. In addition, June 30, 2024 and December 31, 2023, includes $551.8 million and $365.2 million respectively, in loans held for sale carried at the lower of estimated cost or fair value in connection with the Houston Sale Transaction.
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

(in thousands)	June 30, 2024	December 31, 2023
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,714,088	$1,616,200
Multi-family residential	359,257	407,214
Land development and construction loans	343,472	300,378
	2,416,817	2,323,792
Single-family residential	1,404,255	1,422,113
Owner occupied	981,405	1,175,331
	4,802,477	4,921,236
Commercial loans (1)	1,521,233	1,461,269
Loans to financial institutions and acceptances	48,287	13,375
Consumer loans and overdrafts (2) (3)	295,162	389,991
Total Domestic Loans	6,667,159	6,785,871

International Loans:
Real Estate Loans
Single-family residential (4)	42,314	44,495
Commercial loans	300	41,918
Consumer loans and overdrafts (5)	1,188	1,209
Total International Loans	43,802	87,622
Total Loans held for investment	$6,710,961	$6,873,493

__________________
(1)    As of June 30, 2024 and December 31, 2023, includes $62.2 million and $56.5 million, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(2)    Includes customers’ overdraft balances totaling $2,8 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively.
(3)    Includes indirect lending loans purchased with an outstanding balance of $131.9 million and $210.9 million at June 30, 2024 and December 31, 2023, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at June 30, 2024 and December 31, 2023 is depicted in the following table:

(in thousands)	June 30, 2024	December 31, 2023
Retail (1)	$719,287	$728,349
Multifamily	359,257	407,214
Office Space	432,241	347,649
Specialty (2)	156,926	152,277
Land and Construction	343,472	300,378
Hospitality	301,752	282,085
Industrial and Warehouse	103,882	105,840
Total CRE (3)	$2,416,817	$2,323,792
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $221.0 million at June 30, 2024 and $217.0 million at December 31, 2023.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	June 30, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$112,002	$—
Multi-family residential	918	309,612
Land development and construction loans	29,923	55,607
	142,843	365,219
Single-family residential	88,507	—
Owner occupied	220,718	—
	452,068	365,219
Commercial loans	90,353	—
Consumer loans	9,407	—
Total loans held for sale at the lower of cost or fair value	551,828	365,219

Mortgage loans held for sale at fair value
Land development and construction loans	7,776	12,778
Single-family residential	52,346	13,422
Total mortgage loans held for sale at fair value (1)(2)	60,122	26,200
Total loans held for sale (3)	$611,950	$391,419
___________

(1)In the first half of 2024, the Company transferred $18.6 million and $4.8 million of land development and construction loans and single-family residential loans, respectively, from the loans held for sale to the loans held for investment category. See 2023 Form 10-K on transfer activities in 2023.
(2)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(3)Remained current and in accrual status at each of the periods shown.

At June 30, 2024 and December 31, 2023, there were $60.1 million and $26.2 million, respectively, of mortgage loans held for sale carried at their estimated fair value.

As of June 30, 2024 and December 31, 2023, the Company had $551.8 million and $365.2 million in loans held for sale carried at the lower of cost or fair value, which were previously recorded as loans held for investment. In the second quarter of 2024, the Company transferred an aggregate of $553.1 million in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2023, the Company transferred an aggregate of $401.0 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as result of this transaction.

As of June 30, 2024, total loans held for investment were $6.7 billion, down $162.5 million, or 2.4%, compared to $6.9 billion at December 31, 2023. Domestic loans held for investment decreased $118.7 million, or 1.7%, as of June 30, 2024, compared to December 31, 2023. Excluding the impact of the aforementioned transfer to held for sale of $551.8 million of Houston loans, domestic loans held for investment increased $433.1 million in the first half of 2024. The decrease in total domestic loans held for investment includes net decreases of $193.9 million, or 16.5%, and $17.9 million, or 1.3%, in domestic owner occupied loans and single-family residential loans, respectively. In addition, domestic consumer loans decreased $94.8 million, or 24.3%, in the first half of 2024, as the Company discontinued the purchases of indirect consumer loans in 2023 and such indirect lending portfolio is set to runoff over time. These decreases were partially offset by: (i) a net increase of $93.0 million, or 4.0% in domestic CRE loans, and (ii) a net increase of $60.0 million, or 4.1% in domestic commercial loans, including $41.7 million in connection with a commercial loan relationship formerly domiciled outside the US.

In the six months ended June 30, 2024, the Company has added approximately $180.9 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America decreased $43.8 million, or 50.0%, in the six months ended June 30, 2024, mainly driven by $41.7 million in connection with a commercial loan relationship which is now domiciled in the US, and paydowns totaling $2.2 million to existing single family residential loans.

As of June 30, 2024, loans under syndication facilities, included in loans held for investment, were $248.5 million, a decrease of $23.3 million, or 8.6%, compared to $271.8 million at December 31, 2023. This decrease was mainly driven by $44.5 million payoffs of Shared National Credit Facilities (“SNC”) partially offset by a net increase of $21.2 million in club deals. At June 30, 2024 and December 31, 2023, loans under SNC facilities held for investment were $42.2 million and $87.0 million, respectively. As of June 30, 2024, there were no syndicated loans that financed highly leveraged transactions, compared to $5.5 million, or 0.1%, of total loans as of December 31, 2023.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	June 30, 2024		December 31, 2023
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$35,558	0.4%	$37,699	0.4%
Other	8,244	0.1%	49,923	0.5%
Total	$43,802	0.4%	$87,622	0.9%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.7 million and $7.2 million as of June 30, 2024 and December 31, 2023, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $35.6 million and $37.7 million as of June 30, 2024 and December 31, 2023, respectively.
.

The maturities of our outstanding international loans were:

	June 30, 2024				December 31, 2023
	Less than 1 year	1-3 Years	More than 3 years	Total (1)	Less than 1 year	1-3 Years	More than 3 years	Total (1)
(in thousands)
Venezuela (2)	$195	$—	$35,363	$35,558	$262	$—	$37,437	$37,699
Other (3)	300	1,220	6,724	8,244	3,180	5,725	41,018	49,923
Total	$495	$1,220	$42,087	$43,802	$3,442	$5,725	$78,455	$87,622

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

	June 30, 2024		December 31, 2023
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate	$19,064	38.9%	$25,876	35.8%
Commercial	52,143	37.8%	41,809	39.0%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	23,193	23.1%	27,819	25.0%
Total Allowance for Credit Losses	$94,400	100.0%	$95,504	100.0%
% of Total Loans held for investment	1.41%		1.39%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. There have been no material changes in our policies and methodology to estimate the ACL in the six months ended June 30, 2024.

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

	June 30, 2024	December 31, 2023
(in thousands)
Non-Accrual Loans
Commercial real estate (CRE)
Multi-family residential	$6	$8
	6	8
Single-family residential	3,726	2,459
Owner occupied	26,309	3,822
	30,041	6,289
Commercial loans	67,005	21,949
Consumer loans and overdrafts	4	38
Total Non-Accrual Loans	$97,050	$28,276

Past Due Accruing Loans (1)
Real Estate Loans
Single-family residential	$2,656	$5,218
Owner occupied	769	—
Commercial	—	857
Consumer loans and overdrafts	477	49
Total Past Due Accruing Loans	3,902	6,124

Total Non-Performing Loans	$100,952	$34,400
OREO and other repossessed assets	20,181	20,181
Total Non-Performing Assets	$121,133	$54,581
______________
(1)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$8	$7,677	$3,822	$22,806	$—	$87	$20,181	$54,581
Plus: loans placed in nonaccrual status	2,360	2,947	24,970	62,211	—	16,930	—	109,418
Less: nonaccrual loan charge-offs	(591)	—	—	(15,876)	—	(16,949)	—	(33,416)
Less: nonaccrual loans sold, net of charge offs	(1,768)	—	—	—	—	—	—	(1,768)
Less: nonaccrual loan collections and others	(3)	(1,680)	(2,483)	(1,448)	—	154	—	(5,460)
(Less) Plus: (decrease) increase in past-due accruing loans	—	(2,562)	769	(857)	—	428	—	(2,222)
Balances at end of period	$6	$6,382	$27,078	$66,836	$—	$650	$20,181	$121,133

The increase in nonperforming loans during the six months ended June 30, 2024 was primarily due to certain loans that were downgraded based on updated borrowers’ financial statements received in the second quarter of 2024. See discussion on Classified and Special Mention Loans below for more details.

We recognized no interest income on nonaccrual loans during the six months ended June 30, 2024 and 2023.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2024				December 31, 2023
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$33,979	$—	$—	$33,979	$—	$—	$—	$—
Multi-family residential	—	6	—	6	—	8	—	8
Single-family residential	—	3,684	—	3,684	—	2,800	—	2,800
Owner occupied	35,642	26,381	—	62,023	15,723	3,890	—	19,613
	69,621	30,071	—	99,692	15,723	6,698	—	22,421
Commercial loans	25,671	67,836	—	93,507	30,261	22,971	—	53,232
Consumer loans and overdrafts	—	—	—	—	—	41	—	41
	$95,292	$97,907	$—	$193,199	$45,984	$29,710	$—	$75,694
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

Classified Loans. Classified loans include substandard and doubtful loans. Substandard loans as of June 30, 2024, include two newly downgraded commercial loans totaling $47.3 million in Florida, primarily a credit of $28.2 million, based on updated borrowers’ financial statements received in the second quarter of 2024. For more information on the activity of Classified loans in the six months ended June 30, 2024, please refer to non-performing assets table above. All nonaccrual loans are classified as Substandard.

Special Mention Loans. Special mention loans as of June 30, 2024 totaled $95.3 million, an increase of $49.3 million, or 107.2%, from $46.0 million as of December 31, 2023. This increase was primarily driven by an aggregate of $110.3 million in downgrades including: (i) an aggregate of $79.5 million in Florida, which consist of two non-owner occupied loans totaling $33.9 million, one commercial relationship totaling $32.4 million in the healthcare industry, and a $13.2 million commercial and owner-occupied relationship to a borrower in the powerline/telecommunications construction industry; (ii) an aggregate of $30.8 million in Texas, which consist of a $15.4 million relationship in the healthcare industry, an $8.2 million relationship in the car dealer industry, and $4.7 million to a borrower in the machinery manufacturing industry, and a $2.5 million relationship with a gasoline station/convenience store in Houston. The increases in special mention loans were offset by: (i) further downgrades to substandard of $46.0 million which includes $26.8 million of the aforementioned relationship in the healthcare industry, $13.7 million to an existing special mention borrower in the nutritional supplements industry, and $5.5 million in the car dealer industry, and (ii) payoffs totaling $10 million, which includes $5.1 million in the swimming pool manufacturing industry, $2.7 million in the car dealer industry, $1.4 million in seafood wholesale industry, and $0.8 million to other existing special mention loans. In addition, there was an upgrade of $5.0 million to pass in connection the previously mention borrower in the nutritional supplements industry, as this portion of the loan was cash secured. All special mention loans remained current at June 30, 2024 with the exception of $4.2 million being less than thirty days past due.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2024 and December 31, 2023, are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Real estate loans
Single-family residential (1)	—	221
Owner occupied	73	78
	73	299
Commercial loans	833	967
	$906	$1,266
__________
(1) Corresponds to both domestic and international single-family residential loans.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2024 and December 31, 2023. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less ACL if required. The Company determined that an ACL on its debt securities available for sale and debt securities held to maturity as of June 30, 2024 and December 31, 2023 was not required.

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt securities	$587,140	37.9%	$557,307	37.2%
Corporate debt securities (1) (2) (3)	262,201	16.9%	260,802	17.4%
U.S. government agency debt securities	411,445	26.6%	390,777	26.1%
U.S. treasury securities	1,993	0.1%	1,991	0.1%
Municipal bonds	1,577	0.1%	1,668	0.1%
Collateralized loan obligations	5,000	0.3%	4,957	0.4%
	$1,269,356	81.9%	$1,217,502	81.3%

Debt securities held to maturity (4)	$219,613	14.2%	$226,645	15.1%

Equity securities with readily determinable fair value not held for trading (5)	$2,483	0.2%	$2,534	0.2%

Other securities (6):	$56,412	3.7%	$50,294	3.4%
	$1,547,864	100.0%	$1,496,975	100.0%
__________________
(1)    As of June 30, 2024 and December 31, 2023 corporate debt includes $10.4 million and $10.5 million, respectively, of debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at June 30, 2024, and at December 31, 2023. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of June 30, 2024 and December 31, 2023, debt securities in the financial services sector issued by domestic corporate entities both represent 1.9% of our total assets.
(3)    As of June 30, 2024 and December 31, 2023, includes $128.4 million and $127.2 million, respectively, in subordinated debt securities issued by financial institutions. Additionally, as of June 30, 2024 and December 31, 2023, there were $60.3 million and $59.6 million in unsecured senior notes issued by financial institutions.
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

As of June 30, 2024, total securities increased $50.9 million, or 3.4%, to $1.55 billion compared to $1.50 billion at December 31, 2023. The increase in the six months ended June 30, 2024 was mainly driven by purchases of debt securities held for sale and FHLB stock totaling $152.3 million. This increase was partially offset by: (i) maturities, sales, calls and pay downs, totaling $87.9 million, and (ii) net pre-tax unrealized holding losses, on debt securities available for sale of $10.7 million primarily attributable to changes in market interest rates during the period.

Debt securities available for sale had net unrealized holding losses of $108.7 million and net unrealized holding gains of $0.9 million at June 30, 2024, compared to December 31, 2023 when net unrealized holding losses were $100.3 million and net unrealized holding gains were $3.2 million. During the six months ended June 30, 2024, the Company recorded net after-tax unrealized holding losses of $8.0 million which are included in accumulated other comprehensive loss for the period. This was attributable to changes in market interest rates during the period. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of June 30, 2024 and December 31, 2023.

The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of June 30, 2024 nor as of December 31, 2023. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2024 and December 31, 2023, all held to maturity securities held by the Company were rated investment grade.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2024 and December 31, 2023. Similar to the table above, the book value for securities available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

June 30, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$587,140	4.15%	$847	3.16%	$43,850	3.35%	$37,011	4.28%	$505,432	4.21%	$—	—%
Corporate debt-domestic	251,835	4.39%	6,903	3.52%	101,528	5.29%	131,766	3.80%	11,638	3.79%	—	—%
U.S. Government agency debt	411,445	4.21%	1,130	2.68%	1,199	5.75%	5,463	6.34%	403,653	4.18%	—	—%
Municipal bonds	1,577	2.41%	—	—%	—	—%	338	1.86%	1,239	2.56%	—	—%
Corporate debt-foreign	10,366	3.65%	—	—%	10,366	3.65%	—	—%	—	—%	—	—%
Collateralized loan obligations	5,000	6.57%	—	—%	—	—%	5,000	6.57%	—	—%	—	—%
U.S. treasury securities	1,993	4.47%	1,993	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,269,356	4.20%	$10,873	3.58%	$156,943	4.64%	$179,578	3.87%	$921,962	4.19%	$—	—%

Debt securities held to maturity	$219,613	3.40%	$—	—%	$—	—%	$18,816	2.69%	$200,797	3.47%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,483	3.08%	—	—	—	—	—	—	—	—	2,483	3.08%

Other securities	$56,412	—%	$—	—%	$—	—%	$—	—%	$—		$56,412
	$1,547,864	3.93%	$10,873	3.58%	$156,943	4.64%	$198,394	3.76%	$1,122,759	4.06%	$58,895	0.13%

December 31, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$557,307	3.98%	$616	2.82%	$36,757	3.22%	$28,642	4.12%	$491,292	4.03%	$—	—%
Corporate debt-domestic	250,351	4.42%	—	—%	89,262	5.42%	149,868	3.87%	11,221	3.71%	—	—%
U.S. Government agency debt	390,777	4.10%	134	3.05%	2,294	4.17%	6,167	6.34%	382,182	4.06%	—	—%
Municipal bonds	1,668	2.44%	—	—%	—	—%	347	1.91%	1,321	2.58%	—	—%
Corporate debt-foreign	10,451	3.64%	—	—%	8,368	3.81%	2,083	2.98%	—	—%	—	—%
Collateralized loan obligations	4,957	6.57%	—	—%	—	—%	—	—%	4,957	6.57%	—	—%
U.S. treasury securities	1,991	4.47%	1,991	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,217,502	4.12%	$2,741	4.03%	$136,681	4.71%	$187,107	3.98%	$890,973	4.05%	$—	—%

Debt securities held to maturity	$226,645	3.40%	$—	—%	$—	—%	$19,099	2.30%	$207,546	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,534	2.80%	—	—%	—	—%	—	—%	—	—%	2,534	2.8%

Other securities	$50,294	6.89%	$—	—%	$—	—%	$—	—%	$—	—%	$50,294	6.89%
	$1,496,975	4.10%	$2,741	4.03%	$136,681	4.71%	$206,206	3.82%	$1,098,519	3.95%	$52,828	6.69%

The investment portfolio’s weighted average effective duration increased to 5.3 years at June 30, 2024 compared to 5.0 years at December 31, 2023, as the model anticipates slower MBS principal prepayments due to higher market rates.

Liabilities
Total liabilities were $9.01 billion at June 30, 2024, an increase of $33.1 million, or 0.4%, compared to $9.0 billion at December 31, 2023. This was primarily driven by an increase of (i) $120.0 million, or 18.6%, in advances from the FHLB and (ii) $9.1 million or 5.5% in accounts payable, accrued liabilities and other liabilities. These increases were partially offset by a net decrease of $78.9 million, or 1.0%, in total deposits, mainly due to a decrease in interest bearing demand deposits. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits. Total accounts payable, accrued liabilities and other liabilities as of June 30, 2024 include approximately $14.3 million in connection with the Houston Sale Transaction. See “Our Company- Business Developments” for additional information.

Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa, and the opening of new banking centers in various locations in Florida in the first six months of 2024. Total deposits as of June 30, 2024 include deposits held for sale of approximately $545.4 million in connection with the Houston Sale Transaction. See “Our Company- Business Developments” for additional information.

Total deposits were $7.82 billion at June 30, 2024, a decrease of $78.9 million, or 1.0%, compared to December 31, 2023. The decrease in deposits in the six months ended June 30, 2024 was mainly due to a decrease of $243.7 million, or 9.5% in interest bearing deposits. This decrease was partially offset by (i) a net increase of $113.0 million or 7.0%, in savings and money market accounts, (ii) $38.2 million or 2.7% in noninterest bearing demand deposits, and (iii) a net increase of $13.6 million, or 0.6%, in time deposits. Continued organic deposit growth during the six months ended June 30, 2024 compared to December 31, 2023 was offset by reductions in higher-cost municipal and commercial deposits.

The $13.6 million, or 0.6%, net increase in time deposits includes an increase of $33.0 million, or 2.1% in customer CDs. This was partially offset by a decrease of $19.5 million, or 2.7% in brokered time deposits.

The $243.7 million, or 9.5% decrease in interest bearing demand deposits was primarily due to a decreases in higher-cost municipal and commercial deposits, as well as international personal deposit accounts during the period.

As of June 30, 2024 total brokered deposits were $700.2 million, a decrease of $36.7 million, or 5.0%, compared to $736.9 million at December 31, 2023.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2024	December 31, 2023	Amount	%
Deposits
Domestic (1)	$5,281,946	$5,430,059	$(148,113)	(2.7)%
Foreign:
Venezuela (2)	1,918,134	1,870,979	47,155	2.5%
Others (3)	615,931	593,825	22,106	3.7%
Total foreign	2,534,065	2,464,804	69,261	2.8%
Total deposits	$7,816,011	$7,894,863	$(78,852)	(1.0)%
_________________
(1)    Includes brokered deposits of $700.2 million and $736.9 million at June 30, 2024 and December 31, 2023, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits decreased $148.1 million, or 2.7%, in the six months ended June 30, 2024, primarily driven by decreases of: (i) $239.5 million in domestic interest bearing demand accounts, (ii) $28.0 million in domestic customer time deposits, and (iii) $13.5 million in domestic brokered time deposits. These decreases were partially offset by: (i) an increase of $130.4 million in domestic savings and money market accounts and (ii) $2.5 million in domestic noninterest bearing accounts.
During the six months ended June 30, 2024, total foreign deposits increased $69.3 million, or 2.8%, primarily driven by an increase of $47.2 million, or 2.5% in deposits from customers domiciled in Venezuela, mostly in interest-bearing accounts and time deposits. There was also an increase of $22.1 million, or 3.7%, in deposits from countries other than Venezuela.

Core Deposits
Our core deposits were $5.51 billion and $5.60 billion as of June 30, 2024 and December 31, 2023, respectively. Core deposits represented 70.4% and 70.9% of our total deposits at those dates, respectively. The decrease of $92.4 million, or 1.7%, in core deposits in the six months ended June 30, 2024 was mainly driven by a decrease in interest bearing demand deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of June 30, 2024, we had $700.2 million in brokered deposits, which represented 9.0% of our total deposits at that date (9.3% as of December 31, 2023). As of June 30, 2024, brokered deposits decreased $36.7 million, or 5.0%, compared to $736.9 million as of December 31, 2023, mainly due to maturities of brokered time deposits, partially offset by new issuances during the period. As of June 30, 2024 and December 31, 2023, brokered deposits included time deposits of $700.0 million and $719.5 million, respectively, and brokered interest bearing demand and money market deposits of $0.2 million and $17.4 million, respectively. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At June 30, 2024 and December 31, 2023, our large fund providers included 18 and 19 deposit relationships, respectively, with total balances of $887.5 million and $1.1 billion, respectively. The decrease in balances from large fund providers in the six months ended June 30, 2024 was mainly driven by the decrease in higher-cost municipal deposits as the Company continues its focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands, except percentages)
Less than 3 months	$433,791	32.7%	$178,102	13.7%
3 to 6 months	365,256	27.5%	239,843	18.4%
6 to 12 months	415,083	31.3%	698,897	53.6%
1 to 3 years	96,217	7.3%	174,792	13.4%
Over 3 years	16,416	1.2%	12,974	0.9%
Total	$1,326,763	100.0%	$1,304,608	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings as of June 30, 2024. Short-term borrowings outstanding at December 31, 2023 matured in January 2024. There were no other short-term borrowings outstanding in the six months ended June 30, 2024. All of our outstanding short-term borrowings at December 31, 2023 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at June 30, 2024 and December 31, 2023.
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

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except percentages and per share data)
Net income attributable to the Company	$4,963	$7,308	$15,531	$27,494
Basic earnings per common share	0.15	0.22	0.46	0.82
Diluted earnings per common share (1)	0.15	0.22	0.46	0.81

Average total assets	$9,729,666	$9,488,103	$9,742,117	$9,398,262
Average stockholders' equity	743,458	747,011	745,041	741,569
Net income attributable to the Company / Average total assets (ROA)	0.21%	0.31%	0.32%	0.59%
Net income attributable to the Company / Average stockholders' equity (ROE)	2.68%	3.92%	4.19%	7.48%
Average stockholders' equity / Average total assets ratio	7.64%	7.87%	7.65%	7.89%

__________________

(1)In the three and six month periods ended June 30, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and six month periods ended June 30, 2024 and 2023.
During the three and six month periods ended June 30, 2024, basic and diluted earnings per share decreased compared to the same period one year ago, primarily driven by lower net income earned.

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
Total stockholders’ equity was $734.3 million as of June 30, 2024, a decrease of $1.7 million, or 0.2%, compared to $736.1 million as of December 31, 2023. This decrease was primarily driven by: (i) after-tax net unrealized holding losses of $8.0 million, primarily from the change in the market value of debt securities available for sale, (ii) $6.0 million of dividends declared and paid by the Company in the first six months of 2024, and (iii) an aggregate of $4.4 million of Class A common stock repurchased in the first six months of 2024. This was partially offset by net income of $15.5 million in the first six months of 2024.

Common Stock Transactions
In each of the three and six month periods ended June 30, 2024, the Company repurchased an aggregate of 200,652 shares of Class A common stock at a weighted average price of $22.17 per share under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $4.4 million, including transaction costs. See Note 18 to the Company’s consolidated financial statements on the 2023 Form 10-K for more information about the 2023 Class A Common Stock Repurchase Program.

Dividends.
Set forth below are the details of dividends declared and paid by the Company for the first six months ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $310.3 million at June 30, 2024, compared to $321.9 million at December 31, 2023.

At June 30, 2024 and December 31, 2023, the Company had $765.0 million and $645.0 million, respectively, of outstanding advances from the FHLB. At June 30, 2024 and December 31, 2023, we had an additional $2.1 billion of remaining credit availability with the FHLB, and $1.9 billion of FHLB borrowing capacity. This additional borrowing capacity is determined by the FHLB. In the six months ended June 30, 2024, the Company repaid $1.1 billion in advances from the FHLB, and borrowed $1.2 billion from this source. In the six months ended June 30, 2024, the Company had no significant gains or losses on the repayments of the advances from the FHLB. These repayments are part of the Company’s asset/liability management strategies.
There were no other borrowings as of June 30, 2024 and December 31, 2023.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at June 30, 2024 and December 31, 2023.

Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. The Company held cash and cash equivalents mainly at the Bank of $50.0 million as of June 30, 2024 and $46.8 million as of December 31, 2023, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in the 2023 Form 10-K.
In December 2023, the Board of Directors of the Bank approved the payment of a cash dividend of $20 million by the Bank to the Company. The Company received this dividend from the Bank in the first quarter of 2024.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital ratio	$987,445	11.88%	$632,412	8.00%	$790,515	10.00%
Tier 1 capital ratio	858,911	10.34%	474,309	6.00%	632,412	8.00%
Tier 1 leverage ratio	858,911	8.74%	393,616	4.00%	492,020	5.00%
Common Equity Tier 1 (CET1)	798,147	9.60%	355,732	4.50%	513,835	6.50%

December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
Common Equity Tier 1 (CET1)	790,959	9.79%	363,645	4.50%	525,266	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital ratio	$988,417	11.91%	$631,451	8.00%	$789,313	10.00%
Tier 1 capital ratio	889,422	10.72%	473,588	6.00%	631,451	8.00%
Tier 1 leverage ratio	889,422	9.09%	392,281	4.00%	490,351	5.00%
Common Equity Tier 1 (CET1)	889,422	10.72%	355,191	4.50%	513,054	6.50%

December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
Common Equity Tier 1 (CET1)	866,141	10.73%	363,185	4.50%	524,600	6.50%

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

(in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$1,353,399	$1,305,816
Letters of credit	102,907	29,605
	$1,456,306	$1,335,421

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

In the six months ended June 30, 2024, the Company borrowed $1.2 billion in advances from the FHLB and repaid $1.1 billion of these borrowings.
In the six months ended June 30, 2024, total time deposits increased $13.6 million, or 0.6%. See “Deposits” for additional information.
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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	June 30,		December 31,
(in thousands, except percentages)	2024		2023
Change in Interest Rates (Basis points)
Increase of 200	$12,318	3.6%	$20,487	6.1%
Increase of 100	11,745	3.4%	15,618	4.7%
Decrease of 50	(4,117)	(1.2)%	(3,923)	(1.2)%
Decrease of 100	(8,717)	(2.5)%	(10,273)	(3.1)%
Decrease of 200	(23,433)	(6.8)%	(21,290)	(6.3)%
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

Net interest income in the base scenario increased to approximately $347 million in the three months ended June 30, 2024 compared to $336.0 million as of December 31, 2023. This increase is mainly due to (i) loan production at higher rates, and (ii) the growth in the size of the balance sheet as total assets increased $31.4 million, or 0.3%, in the first half of 2024 compared to December 31, 2023. This was partially offset by the higher cost of total deposits and borrowings.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30,	December 31,
	2024	2023
Change in Interest Rates (Basis points)
Increase of 200	(13.95)%	(4.66)%
Increase of 100	(5.32)%	(0.38)%
Decrease of 50	2.69%	3.61%
Decrease of 100	4.00%	1.83%
Decrease of 200	4.45%	2.73%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2024 and December 31, 2023:

	Change in market value (1)
	June 30,	December 31,
(in thousands)	2024	2023
Change in Interest Rates
(Basis points)
Increase of 200	$(118,146)	$(112,010)
Increase of 100	(59,487)	(54,182)
Decrease of 50	29,515	34,956
Decrease of 100	58,479	55,312
Decrease of 200	111,815	112,809
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio increased to 5.3 years at June 30, 2024 compared to 5.0 years at December 31, 2023, as the model anticipates slower MBS principal prepayments due to the higher market rates. Additionally, the floating rate portfolio decreased to 12.9% at June 30, 2024 from 13.3% at December 31, 2023.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2024. This information may not be indicative of our interest rate sensitivity position at other points in time.

	June 30, 2024
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$310,319	$238,238	$—	$—	$—	$72,081
Securities:
Debt available for sale, at fair value	1,269,356	343,608	268,891	178,163	478,694	—
Debt held to maturity, at amortized cost	219,613	—	—	—	219,613	—
Federal Reserve and FHLB stock	56,412	43,195	—	—	—	13,217
Marketable equity securities	2,483	2,483	—	—	—	—
Loans held for sale	611,950	611,950	—	—	—	—
Loans held for investment-performing (1)	6,610,009	3,906,065	1,201,386	688,060	814,498	—
Earning Assets	$9,080,142	$5,145,539	$1,470,277	$866,223	$1,512,805	$85,298
Liabilities
Interest bearing demand deposits	2,316,976	2,316,976	—	—	—	—
Saving and money market	1,723,233	1,723,233	—	—	—	—
Time deposits	2,310,662	1,728,434	517,772	63,522	934	—
FHLB advances	765,000	40,000	260,000	465,000	—	—
Senior Notes	59,685	—	59,685	—	—	—
Subordinated Notes	29,539	—	—	—	29,539	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,269,273	$5,872,821	$837,457	$528,522	$30,473	$—
Interest rate sensitivity gap		(727,282)	632,820	337,701	1,482,332	85,298
Cumulative interest rate sensitivity gap		(727,282)	(94,462)	243,239	1,725,571	1,810,869
Earnings assets to interest bearing liabilities (%)		87.6%	175.6%	163.9%	4,964.4%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $101.0 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we become involved in litigation and other legal proceedings arising from the banking, financial, and other activities we conduct. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such litigation and legal proceedings, in the aggregate, will not have a material adverse effect on our business, our financial condition, or the results of our operations. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K and the Form 10-Q for the quarter ended March 31, 2024. Other than the risk factors set forth in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2024, there have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
April 1 - April 30	—	$—	—	$20,067,154
May 1 - May 31	106,403	22.71	106,403	17,650,364
June 1 - June 30	94,249	21.55	94,249	15,619,197
Total	200,652	$22.17	200,652	$15,619,197

________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). On December 6, 2023, the Board approved to extend the expiration date of the 2023 Class A Common Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. As of the date the extension of the 2023 Class A Common Stock Repurchase Program was approved, the Company had approximately $20 million available for repurchases under the program. In the three months ended June 30, 2024, the Company repurchased an aggregate of 200,652 shares of Class A common stock at a weighted average price of $22.17 per share, under the 2023 Class A Common Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Purchase and Assumption Agreement between Amerant Bank, N.A. and MidFirst Bank dated April 16, 2024*
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
* Certain information in this exhibit has been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a copy of any omitted information to the U.S. Securities and Exchange Commission upon its request.
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	August 2, 2024	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2024	By:	/s/ Sharymar Calderon
Sharymar Calderon
Executive Vice-President, Chief Financial Officer (Principal Financial Officer)