Form 10-Q
period 2024-09-30
Amerant Bancorp Inc.
filed 2024-11-04
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2024
Class A Common Stock, $0.10 par value per share	42,108,446 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2024

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$40,538	$47,234
Interest earning deposits with banks	614,345	242,709
Restricted cash	10,087	25,849
Other short-term investments	6,871	6,080
Cash and cash equivalents	671,841	321,872
Securities
Debt securities available for sale, at fair value	1,476,378	1,217,502
Debt securities held to maturity, at amortized cost (estimated fair value of $204,945 at December 31, 2023)	—	226,645
Equity securities with readily determinable fair value not held for trading	2,562	2,534
Federal Reserve Bank and Federal Home Loan Bank stock	63,604	50,294
Securities	1,542,544	1,496,975
Loans held for sale, at lower of cost or fair value	553,941	365,219
Mortgage loans held for sale, at fair value	43,851	26,200
Loans held for investment, gross	6,964,171	6,873,493
Less: Allowance for credit losses	79,890	95,504
Loans held for investment, net	6,884,281	6,777,989
Bank owned life insurance	241,183	234,972
Premises and equipment, net	32,866	43,603
Deferred tax assets, net	41,138	55,635
Operating lease right-of-use assets	100,158	118,484
Goodwill	19,193	19,193
Accrued interest receivable and other assets	222,131	256,185
Total assets	$10,353,127	$9,716,327
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,482,061	$1,426,919
Interest bearing	2,389,605	2,560,629
Savings and money market	1,835,700	1,610,218
Time	2,403,578	2,297,097
Total deposits	8,110,944	7,894,863
Advances from the Federal Home Loan Bank	915,000	645,000
Senior notes	59,764	59,526
Subordinated notes	29,582	29,454
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	105,875	123,167
Accounts payable, accrued liabilities and other liabilities	164,896	164,071
Total liabilities	9,450,239	8,980,259
Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 42,103,623 shares issued and outstanding at September 30, 2024 (33,603,242 shares issued and outstanding at December 31, 2023)	4,210	3,361
Additional paid in capital	342,508	192,701
Retained earnings	569,131	610,802
Accumulated other comprehensive loss	(12,961)	(70,796)
Total stockholders' equity	902,888	736,068
Total liabilities and stockholders' equity	$10,353,127	$9,716,327
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income
Loans	$129,752	$120,244	$376,574	$348,315
Investment securities	17,127	13,868	50,168	40,400
Interest earning deposits with banks and other interest income	4,758	5,271	15,929	14,295
Total interest income	151,637	139,383	442,671	403,010

Interest expense
Interest bearing demand deposits	15,345	16,668	49,860	46,201
Savings and money market deposits	16,830	11,045	46,690	28,409
Time deposits	27,260	22,482	79,355	53,844
Advances from the Federal Home Loan Bank	8,833	8,207	21,357	22,591
Senior notes	942	942	2,826	2,825
Subordinated notes	361	361	1,083	1,084
Junior subordinated debentures	1,067	1,097	3,176	3,264
Securities sold under agreements to repurchase	—	4	2	5
Total interest expense	70,638	60,806	204,349	158,223
Net interest income	80,999	78,577	238,322	244,787
Provision for credit losses	19,000	8,000	50,550	48,777
Net interest income after provision for credit losses	61,999	70,577	187,772	196,010

Noninterest income
Deposits and service fees	5,046	5,053	14,652	14,952
Brokerage, advisory and fiduciary activities	4,466	4,370	13,331	12,808
Change in cash surrender value of bank owned life insurance	2,332	1,483	6,916	4,324
Loan-level derivative income	3,515	1,196	6,338	3,743
Cards and trade finance servicing fees	1,430	734	3,984	1,829
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	—	7,010	189	33,623
Derivative (losses) gains, net	—	(77)	(196)	179
Securities losses, net	(68,484)	(54)	(68,655)	(11,022)
Other noninterest income	4,012	2,206	9,666	7,447
Total noninterest (loss) income	(47,683)	21,921	(13,775)	67,883

Noninterest expense
Salaries and employee benefits	34,979	31,334	101,794	100,457
Professional and other services fees	13,711	5,325	36,784	20,368
Occupancy and equipment	5,891	7,293	21,408	20,828
Telecommunication and data processing	2,991	3,556	9,256	11,647
Advertising expenses	3,468	2,724	10,789	9,642
FDIC assessments and insurance	2,863	2,590	8,643	8,066
Depreciation and amortization	1,737	1,795	4,866	5,362
Loan-level derivative expense	1,802	18	2,386	1,728
Other real estate owned and repossessed assets expense (income) , net	5,535	(134)	5,033	2,297
Contract termination costs	—	—	—	1,550
Losses on loans held for sale carried at the lower cost or fair value	—	5,562	1,258	5,562
Other operating expenses	3,231	4,357	13,887	14,146
Total noninterest expenses	76,208	64,420	216,104	201,653
(Loss) income before income tax benefit (expense)	(61,892)	28,078	(42,107)	62,240
Income tax benefit (expense)	13,728	(6,337)	9,474	(13,511)
Net (loss) income before attribution of noncontrolling interest	(48,164)	21,741	(32,633)	48,729
Noncontrolling interest	—	(378)	—	(884)
Net (loss) income attributable to Amerant Bancorp Inc.	$(48,164)	$22,119	$(32,633)	$49,613
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$15,142	$(18,569)	$7,060	$(25,939)
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(205)	129	92	217
Reclassification adjustment for items included in net income	51,017	(268)	50,683	723
Other comprehensive income (loss)	65,954	(18,708)	57,835	(24,999)
Comprehensive income	$17,790	$3,411	$25,202	$24,614

Earnings Per Share (Note 13):
Basic (loss) earnings per common share	$(1.43)	$0.66	$(0.97)	$1.48
Diluted (loss) earnings per common share	$(1.43)	$0.66	$(0.97)	$1.47

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2024

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068
Issuance of common shares for restricted stock unit vesting	77,615	8	(8)	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(92,830)	(9)	(2,078)	—	—	—	(2,087)
Restricted stock forfeited	(3,903)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,635	—	—	—	1,635
Dividends paid	—	—	—	—	(3,011)	—	(3,011)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	10,568	—	10,568
Other comprehensive loss	—	—	—	—	—	(5,088)	(5,088)
Balance at March 31, 2024	33,709,395	$3,373	$192,237	$—	$618,359	$(75,884)	$738,085
Repurchase of Class A common stock	(200,652)	—	—	(4,448)	—	—	(4,448)
Treasury stock retired	—	(20)	(4,428)	4,448	—	—	—
Restricted stock and restricted stock units surrendered	(7,957)	(1)	(93)	—	—	—	(94)
Stock issued for employee stock purchase plan	28,510	3	483	—	—	—	486
Restricted stock forfeited	(15,043)	(2)	2	—	—	—	—
Restricted stock units vested	48,503	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,404	—	—	—	1,404
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	4,963	—	4,963
Dividends paid	—	—	—	—	(3,023)	—	(3,023)
Other comprehensive loss	—	—	—	—	—	(3,031)	(3,031)
Balance at June 30, 2024	33,562,756	$3,357	$189,601	$—	$620,299	$(78,915)	$734,342
Repurchase of Class A common stock	(143,674)	—	—	(3,108)	—	—	(3,108)
Common stock issuance	8,684,210	868	154,882				155,750
Treasury stock retired	—	(14)	(3,094)	3,108	—	—	—
Restricted stock and restricted stock units surrendered	(4,334)	—	(87)	—	—	—	(87)
Restricted stock forfeited	(3,814)	(1)	—	—	—	—	(1)
Restricted stock units vested	8,479	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,206	—	—	—	1,206
Net loss attributable to Amerant Bancorp Inc.	—	—	—	—	(48,164)	—	(48,164)
Dividends paid	—	—	—	—	(3,004)	—	(3,004)
Other comprehensive income	—	—	—	—	—	65,954	65,954
Balance at September 30, 2024	42,103,623	$4,210	$342,508	$—	$569,131	$(12,961)	$902,888

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net (loss) income before attribution of noncontrolling interest	$(32,633)	$48,729
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for credit losses	50,550	48,777
Net premium amortization on securities	4,049	3,656
Depreciation and amortization	4,866	5,362
Stock-based compensation expense	4,245	5,019
Change in cash surrender value of bank owned life insurance	(6,916)	(4,324)
Securities losses, net	68,655	11,022
Derivative losses (gains), net	196	(179)
Gains on sale of loans, net	(5,819)	(3,502)
Losses on loans held for sale carried at the lower cost or fair value	1,258	5,562
Loss on sale of other repossessed assets	—	2,649
Impairment on investment carried at cost	—	1,963
Deferred taxes and others	2,518	(3,254)
Gain on early extinguishment of advances from the FHLB, net	(189)	(33,623)
Proceeds from sales and repayments of loans held for sale (at fair value)	251,815	213,467
Originations and purchases of loans held for sale (at fair value)	(291,139)	(268,242)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(34,459)	(16,249)
Accounts payable, accrued liabilities and other liabilities	(12,343)	24,153
Net cash provided by operating activities	4,654	40,986

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(242,229)	(104,904)
Equity securities with readily determinable fair value not held for trading	—	(2,500)
Federal Home Loan Bank stock	(45,910)	(51,016)
	(288,139)	(158,420)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	228,933	82,175
Held to maturity	9,622	11,281
Federal Home Loan Bank stock	32,600	58,713
Equity securities with readily determinable fair value not held for trading	—	11,168
	271,155	163,337
Net increase in loans	(788,643)	(270,969)
Proceeds from loan sales	469,934	41,871
Cash paid in business acquisition	—	(1,970)
Net purchases of premises and equipment and others	(6,609)	(8,317)
Proceeds from surrender of bank owned life insurance	62,741	—
Proceeds from bank owned life insurance death benefit	1,232	—
Proceeds from sale of repossessed assets	—	2,464
Net cash used in investing activities	(278,329)	(232,004)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	109,600	(71,910)
Net increase in time deposits	106,481	574,623
Proceeds from Advances from the Federal Home Loan Bank	1,412,500	1,280,000
Repayments of Advances from the Federal Home Loan Bank	(1,142,311)	(1,558,438)
Repurchase of common stock - Class A	(7,556)	(4,933)
Net proceeds from issuance of common stock	155,750	—
Dividend paid	(9,038)	(9,055)
Disbursements arising from stock-based compensation, net	(1,782)	(918)
Net cash provided by financing activities	623,644	209,369
Net increase in cash and cash equivalents and restricted cash	349,969	18,351

Cash, cash equivalents and restricted cash
Beginning of period	321,872	290,601
End of period	$671,841	$308,952
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid:
Interest	$207,389	$150,526
Income taxes	4,821	20,038
Right-of-use assets obtained in exchange for new lease obligations	—	8,573
Noncash investing activities:
Transfer from debt securities held to maturity to debt securities available for sale	216,560	—
Mortgage loans held for sale (at fair value) transferred to loans held for investment	28,115	95,674
Loans transferred to other assets	—	26,534
Loans held for investment (at lower of cost or fair value) transferred to loans held for sale	560,161	48,819
Premises and equipment transferred to other assets	11,405	—
Right-of-use assets transferred to other assets	15,368	—
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank is a national bank subject to regulation and regular examinations by the Office of the Comptroller of the Currency (“OCC”). The Bank has two operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) and Amerant Mortgage, LLC (“Amerant Mortgage”), a mortgage lending company domiciled in Florida (“Amerant Mortgage”).

Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”) is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of the end of the third quarter of 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank . The dissolution of the Cayman Bank is expected to be completed in the first quarter of 2025, once regulatory approval from the applicable regulatory agency is received.

Public Offering and Securities Repositioning

On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Public Offering for general corporate purposes and to support its continued organic growth, which may include, among other things, working capital, investments in the Bank, resolution of non-performing loans, and potential balance sheet optimization strategies.
Upon successfully completing the Public Offering, the Company initiated a repositioning of the Company’s securities portfolio (the “Securities Repositioning”). The Securities Repositioning consisted of the following actions: (i) transfer at their fair value (which was below their amortized cost) of all of the Company’s debt securities previously classified as held to maturity and carried at amortized cost to the available for sale category; (ii) sale of all corporate notes and subordinated debt; and (iii) sale of all other debt securities classified as available for sale (including those previously classified as held to maturity) with a book yield of less than 2.75%. As a result of the Securities Repositioning, the Company recorded a total pre-tax loss of approximately $68.5 million in the three and nine months ended September 30, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million. See Note 3 - Securities for additional information on the Company’s securities portfolio.
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

The following table presents assets and liabilities held for sale in connection with the Houston Sale Transaction which are included in the Company’s consolidated balance sheet as of September 30, 2024:

(in thousands)
Assets
Loans held for sale, at lower of cost or fair value (1)	$553,941
Accrued interest receivable and other assets (2)	21,353
Total assets	$575,294
Liabilities
Noninterest bearing demand deposits (3)	$79,563
Interest bearing demand deposits	65,071
Savings and money market	120,068
Time deposits	326,014
Total deposits	590,716
Other liabilities:
Operating lease liabilities	7,171
Other liabilities (4)	5,777
Total liabilities	$603,664
__________________
(1)In the first nine months of 2024, the Company recognized a valuation allowance of $1.3 million as a result of the fair value adjustment of these loans.
(2)Includes premises and equipment for $8.0 million, operating lease right-of-use assets for $6.5 million, $4.3 million in derivative assets and other assets for $2.7 million.
(3)Includes $6.1 million in escrow accounts.
(4)Includes $4.3 million in derivative liabilities.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The Company recorded non-routine expense items in the first nine months of 2024 in connection with the Houston Sale Transaction totaling approximately $5.5 million as follows: (i) $3.4 million in market value adjustments for two branches owned based on third party appraisals; (ii) $1.3 million in loan valuation allowance due to deferred loan costs; (iii) $0.5 million for legal and investment banking fees; and (iv) $0.3 million in intangible asset write-off. These charges were partially offset by a $4.4 million release in credit reserves after transferring the loans to held for sale. There are no significant non-routine expenses recorded in the third quarter of 2024 in connection with the Houston Sale Transaction.

Changes in Ownership Interest in Amerant Mortgage

At September 30, 2024 and December 31, 2023, the Company had an ownership interest of 100% in Amerant Mortgage. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. Therefore, the Company did not record any loss or gain attributable to non-controlling interest in the third quarter and first nine months of 2024 and had no equity attributable to the non-controlling interest at September 30, 2024 and December 31, 2023. See the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”), on March 7, 2024 (the “2023 Form 10-K”) for detailed information on changes in ownership interest in Amerant Mortgage.

Restructuring costs

There were no restructuring costs in the three and nine month periods ended September 30, 2024. In the nine months ended September 30, 2023, the Company recorded estimated contract termination and related costs of approximately $1.6 million in connection with the implementation of the multi-year outsourcing agreement with a recognized third party financial technology services provider entered into in 2021. In addition, during the three and nine month periods ended September 30, 2023, restructuring costs consisted of severance costs of approximately $0.5 million and $2.9 million, respectively, branch closure expenses and related charges of $0.3 million and $2.3 million, respectively. Furthermore, in the nine months ended September 30, 2023, the Company recorded: (i) $4.8 million of consulting and other professional fees (none in the three months ended September 30, 2023), and (ii) a charge of $1.4 million related to the disposition of fixed assets due to the write off of in-development software (none in the three months ended September 30, 2023). Severance costs are included in “salaries and employees benefits expense” in the Company’s consolidated statement of operations and comprehensive income.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the three and nine month periods ended September 30, 2024, the Company repurchased an aggregate of 143,674 shares of Class A common stock at a weighted average price of $21.59 per share, and 344,326 shares of Class A common stock at a weighted average price of $21.94 per share, respectively, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $3.1 million and $7.6 million in the three and nine month periods ended September 30, 2024, respectively, including transaction costs.

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

In the nine months ended September 30, 2024 and 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of September 30, 2024 and 2023, there were no shares of Class A common stock held as treasury stock.

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three and nine month periods ended September 30, 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/24/2024	08/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
1/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
On October 23, 2024, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on November 29, 2024, to shareholders of record at the close of business on November 14, 2024.

Impairment on Investments Carried at Cost

In the nine months ended September 30, 2023, the Company recorded an impairment charge of $2.0 million related to an investment carried at cost and included in other assets in the consolidated balance sheets. See the 2023 Form 10-K for more details on our investments carried at cost. There were no impairment charges recorded on these investments in the nine months ended September 30, 2024.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At September 30, 2024 and December 31, 2023, interest-earning deposits with banks were mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $614 million and $243 million, respectively. At September 30, 2024 and December 31, 2023, the average interest rate on these deposits was approximately 5.55% and 5.64%, respectively. These deposits have no stated maturity dates.

As of September 30, 2024 and December 31, 2023, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At September 30, 2024 and December 31, 2023, the Company held $6.9 million and $6.1 million, respectively, with an average yield of 5.22% and 4.80%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At September 30, 2024 and December 31, 2023, the Company had restricted cash balances of $10.1 million and $25.8 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Company, to repay according to margin requirements. At September 30, 2024 and December 31, 2023, this obligation was $9.2 million and $25.0 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheet. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3.Securities
a) Debt Securities
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale are summarized as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. government-sponsored enterprise debt securities (1) (2)	$843,676	$5,176	$(17,022)	$—	$831,830
Corporate debt securities (2)(3)	137,733	—	(967)	—	136,766
U.S. government agency debt securities (1) (2)	510,040	2,518	(8,408)	—	504,150
Collateralized loan obligations	—	—	—	—	—
Municipal bonds (1)	1,732	—	(99)	—	1,633
U.S. treasury securities	2,000	—	(1)	—	1,999
Total debt securities available for sale (4)	$1,495,181	$7,694	$(26,497)	$—	$1,476,378
__________________
(1)Includes residential mortgage-backed securities. As of September 30, 2024, we had total residential mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $1.2 billion and fair value of $1.1 billion.
(2)Includes commercial mortgage-backed securities. As of September 30, 2024, we had total commercial mortgage-backed securities, included as part of total debt securities available for sale, with amortized cost of $196.4 million and fair value of $194.1 million.
(3)As of September 30, 2024, gross unrealized losses are related to one private label commercial mortgage-backed security with an estimated fair value of $11.6 million which did not meet our criteria for inclusion in the Securities Repositioning.
(4)Excludes accrued interest receivable of $6.4 million as of September 30, 2024, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and nine month periods ended September 30, 2024.

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
The Company had investments in foreign corporate debt securities available for sale, primarily in Canada, of $10.7 million and $10.5 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale are denominated in U.S. Dollars.
In the three and nine month periods ended September 30, 2024 and September 30, 2023, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales, redemptions and calls of debt securities available for sale	$139,886	$—	$142,766	$1,240

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(6,753)	—	(6,873)	(10,760)
Realized (loss) gain, net	$(6,753)	$—	$(6,873)	$(10,760)
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government-sponsored enterprise debt securities	10	$91,333	$(496)	272	$357,263	$(16,526)	$448,596	$(17,022)
Corporate debt securities	—	—	—	1	11,560	(967)	11,560	(967)
U.S. government agency debt securities	3	6,925	(32)	138	154,843	(8,376)	161,768	(8,408)
Municipal bonds	—	—	—	3	1,632	(99)	1,632	(99)
U.S. treasury securities	—	—	—	1	1,999	(1)	1,999	(1)
	13	$98,258	$(528)	415	$527,297	$(25,969)	$625,555	$(26,497)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government sponsored enterprise debt securities	7	$68,923	$(187)	328	$347,632	$(36,775)	$416,555	$(36,962)
Corporate debt securities	2	3,992	(13)	59	256,810	(24,402)	260,802	(24,415)
U.S. government agency debt securities	12	19,475	(137)	158	296,632	(38,645)	316,107	(38,782)
Municipal bonds	—	—	—	3	1,668	(63)	1,668	(63)
U.S. treasury securities	1	1,991	(7)	—	—	—	1,991	(7)
Collateralized Loan Obligations	1	4,957	(43)	—	—	—	4,957	(43)
	23	$99,338	$(387)	548	$902,742	$(99,885)	$1,002,080	$(100,272)
Upon successfully completing the Public Offering, the Company initiated the Securities Repositioning aimed at improving yields, increasing liquidity and de-risking the securities portfolio. As part of this strategy, in the third quarter of 2024, the Company: (i) transferred at their fair value (which was below their amortized cost basis) all of the debt securities previously classified as held to maturity and carried at amortized cost to the debt securities available for sale category; (ii) sold all of the Company’s investments in subordinated debt securities, included in corporate debt securities, which resulted in a pre-tax loss on sale of approximately $6.7 million in the third quarter of 2024; and (iii) decided to sell all other corporate debt securities. In addition, as a result of its decision to sell all debt securities available for sale (including those previously classified as held to maturity) which had accumulated unrealized losses and met the criteria for inclusion in the Securities Repositioning, the Company recorded a pre-tax impairment loss totaling approximately $61.8 million on debt securities available for sale, and resulted in a write down of their previous amortized cost to their estimated fair value as of September 30, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million as a result of the subsequent decline in fair market value of the securities.

As of September 30, 2024, securities sold and securities purchased which were pending settlement at that date totaled approximately $24.9 million and $23.1 million, respectively, and are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. These balances were settled in October 2024.

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At September 30, 2024 and December 31, 2023, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities below their amortized cost basis is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of September 30, 2024 and December 31, 2023. Additionally, the Company does not intend to sell these debt securities (except those securities included in the Securities Repositioning as of September 30, 2024), and it considers it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Corporate Debt Securities

The Company evaluates corporate debt securities for credit losses by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities below their amortized cost basis is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of September 30, 2024 and December 31, 2023. Additionally, the Company does not intend to sell these debt securities (except those securities included in the Securities Repositioning as of September 30, 2024), and it considers it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

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

Debt securities held to maturity

As a result of the Securities Repositioning, the Company did not have debt securities held to maturity as of September 30, 2024. As of December 31, 2023, amortized cost and approximate fair values of debt securities held to maturity are summarized as follows:

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
As of December 31, 2023, the Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

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
The Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company did not have debt securities held to maturity as of September 30, 2024. As of December 31, 2023, the Company believed there were no current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of that date. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2023, all debt securities held to maturity held by the Company were rated investment grade or higher.
Contractual maturities
Contractual maturities of debt securities at September 30, 2024 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$10,368	$10,364
After 1 year through 5 years	126,402	126,077
After 5 years through 10 years	109,660	108,845
After 10 years	1,248,751	1,231,092
	$1,495,181	$1,476,378

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Equity securities with readily available fair value not held for trading
As of September 30, 2024 and December 31, 2023, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair values of $2.6 million and $2.5 million, respectively. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three and nine month periods ended September 30, 2024 and 2023.
In the three months ended March 31, 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged

As of September 30, 2024 and December 31, 2023, the Company had $251.2 million and $206.4 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	September 30, 2024	December 31, 2023
Real estate loans
Commercial real estate
Non-owner occupied	$1,688,308	$1,616,200
Multi-family residential	351,815	407,214
Land development and construction loans	421,489	300,378
	2,461,612	2,323,792
Single-family residential	1,499,599	1,466,608
Owner occupied	1,001,762	1,175,331
	4,962,973	4,965,731
Commercial loans	1,630,318	1,503,187
Loans to financial institutions and acceptances	92,489	13,375
Consumer loans and overdrafts	278,391	391,200
Total loans held for investment, gross (1)	$6,964,171	$6,873,493
_________________
(1)Excludes accrued interest receivable.

At September 30, 2024 and December 31, 2023, loans with outstanding principal balances of $2.2 billion were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $391 million and $271.8 million at September 30, 2024 and December 31, 2023, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $103.9 million and $210.9 million at September 30, 2024 and December 31, 2023, respectively.

International loans included above were $41.7 million and $87.6 million at September 30, 2024 and December 31, 2023, respectively, mainly single-family residential loans. These loans are generally fully collateralized with cash, cash equivalents or other financial instruments.
The Company purchased single-family residential loans totaling $6.7 million and $10.3 million in the three months ended September 30, 2024 and 2023, respectively, and $17.9 million and $17.5 million in the nine months ended September 30, 2024 and 2023, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of September 30, 2024 and December 31, 2023, are summarized in the following tables:

	September 30, 2024
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,688,308	$1,687,653	$655	$—	$—	$655
Multi-family residential	351,815	351,815	—	—	—	—
Land development and construction loans	421,489	421,489	—	—	—	—
	2,461,612	2,460,957	655	—	—	655
Single-family residential	1,499,599	1,489,004	596	2,044	7,955	10,595
Owner occupied	1,001,762	981,715	7,381	8,231	4,435	20,047
	4,962,973	4,931,676	8,632	10,275	12,390	31,297
Commercial loans	1,630,318	1,606,510	4,464	9,422	9,922	23,808
Loans to financial institutions and acceptances	92,489	92,489	—	—	—	—
Consumer loans and overdrafts	278,391	274,361	2,397	1,199	434	4,030
	$6,964,171	$6,905,036	$15,493	$20,896	$22,746	$59,135

	December 31, 2023
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,616,200	$1,615,772	$428	$—	$—	$428
Multi-family residential	407,214	403,288	2,360	1,558	8	3,926
Land development and construction loans	300,378	300,378	—	—	—	—
	2,323,792	2,319,438	2,788	1,558	8	4,354
Single-family residential	1,466,608	1,453,073	4,196	3,511	5,828	13,535
Owner occupied	1,175,331	1,164,059	9,642	185	1,445	11,272
	4,965,731	4,936,570	16,626	5,254	7,281	29,161
Commercial loans	1,503,187	1,472,531	23,128	1,626	5,902	30,656
Loans to financial institutions and acceptances	13,375	13,375	—	—	—	—
Consumer loans and overdrafts	391,200	383,689	3,142	4,277	92	7,511
	$6,873,493	$6,806,165	$42,896	$11,157	$13,275	$67,328

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$1,916	$—	$1,916	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	—	—
	1,916	—	1,916	—
Single-family residential	9,282	4,170	13,452	1,129
Owner occupied	27,560	1,680	29,240	—
	38,758	5,850	44,608	1,129
Commercial loans	68,287	367	68,654	104
Consumer loans and overdrafts	—	—	—	434
Total	$107,045	$6,217	$113,262	$1,667

	As of December 31, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	8	—	8	—
	8	—	8	—
Single-family residential	773	1,686	2,459	5,218
Owner occupied	3,693	129	3,822	—
	4,474	1,815	6,289	5,218
Commercial loans	3,669	18,280	21,949	857
Consumer loans and overdrafts	—	38	38	49
Total	$8,143	$20,133	$28,276	$6,124
The Company did not recognize any interest income on nonaccrual loans during the three and nine month periods ended September 30, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	September 30, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$111,591	$—
Multi-family residential	—	309,612
Land development and construction loans	35,020	55,607
	146,611	365,219
Single-family residential	87,820	—
Owner occupied	221,774	—
	456,205	365,219
Commercial loans	87,866	—
Consumer loans	9,870	—
Total loans held for sale at the lower of cost or fair value (1)	553,941	365,219

Mortgage loans held for sale at fair value
Land development and construction loans	10,608	12,778
Single-family residential	33,243	13,422
Total mortgage loans held for sale at fair value (2)	43,851	26,200
Total loans held for sale (3)	$597,792	$391,419
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

c) Concentration of risk

While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida, the greater Tampa, Houston and the five New York City boroughs. At September 30, 2024, our commercial real estate loans held for investment based in Florida, Houston, New York and other regions were $2.0 billion, $175 million, $223 million and $54 million, respectively.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $41.6 million and $44.2 million as of September 30, 2024 and December 31, 2023, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the Allowance for Credit Losses, or ACL, for loans for the three and nine month periods ended September 30, 2024 and 2023 is summarized in the following tables:

	Three Months Ended September 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$19,064	$52,143	$—	$23,193	$94,400
(Reversal of) provision for credit losses - loans	(2,126)	16,234	—	3,762	17,870
Loans charged-off	—	(31,416)	—	(4,175)	(35,591)
Recoveries	15	1,944	—	1,252	3,211
Balance at end of the period	$16,953	$38,905	$—	$24,032	$79,890

	Nine Months Ended September 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,876	$41,809	$—	$27,819	$95,504
(Reversal of) provision for credit losses - loans	(8,383)	41,465	—	14,838	47,920
Loans charged-off	(591)	(47,294)	—	(21,122)	(69,007)
Recoveries	51	2,925	—	2,497	5,473
Balance at end of the period	$16,953	$38,905	$—	$24,032	$79,890

	Three Months Ended September 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$42,238	$36,626	$—	$27,092	$105,956
(Reversal of) provision for credit losses - loans	(3,067)	4,852	—	5,615	7,400
Loans charged-off	(90)	(9,288)	—	(6,441)	(15,819)
Recoveries	10	736	—	490	1,236
Balance at end of the period	$39,091	$32,926	$—	$26,756	$98,773

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses - loans	13,655	20,639	—	13,883	48,177
Loans charged-off	(90)	(18,715)	—	(20,428)	(39,233)
Recoveries	289	5,114	—	926	6,329
Balance at end of the period	$39,091	$32,926	$—	$26,756	$98,773

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the nine months ended September 30, 2024.
The ACL decreased by $15.6 million, or 16.3% at September 30, 2024, compared to December 31, 2023. The ACL as a percentage of total loans held for investment was 1.15% at September 30, 2024 compared to 1.39% at December 31, 2023. The provision for credit losses on loans in the three and nine month periods ended September 30, 2024 was offset by net charge-offs.

In the third quarter of 2024, the provision for credit losses on loans included $14.7 million to cover charge-offs, $2.3 million due to loan composition and $0.8 million due to general credit quality and macroeconomic factor updates.

In the first nine months of 2024, the provision for credit losses on loans included $37.2 million to cover charge-offs, $14.6 million in new specific reserves for non-performing loans and $6.5 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $6.0 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2024	$28,656	$6,960	$—	$—	$35,616
2023	$20,500	$6,909	$—	$—	$27,409

Nine Months Ended September 30, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2024	$30,424	$72,588	$—	$—	$103,012
2023	$34,075	$7,796	$—	$—	$41,871

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and nine month periods ended September 30, 2024 and 2023. There were no loans that defaulted in the nine months ended September 30, 2024 and 2023 and had been modified within 12 months preceding the payment default related to these modifications.
Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$262,545	$145,375	$183,478	$414,907	$32,102	$447,561	$166,050	$1,652,018
Special Mention	—	—	—	26,834	—	7,540	—	34,374
Classified
Substandard	—	—	—	—	—	1,916	—	1,916
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	262,545	145,375	183,478	441,741	32,102	457,017	166,050	1,688,308

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	15,777	1,839	69,776	83,596	5,836	133,477	41,514	351,815
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	15,777	1,839	69,776	83,596	5,836	133,477	41,514	351,815

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	100,245	96,495	6,168	37,624	22,000	26,983	131,974	421,489
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	100,245	96,495	6,168	37,624	22,000	26,983	131,974	421,489

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	269,983	330,985	401,659	128,259	50,389	77,323	227,457	1,486,055
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	1,027	3,847	5,377	43	585	2,665	13,544
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	269,983	332,012	405,506	133,636	50,432	77,908	230,122	1,499,599

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	163,905	167,464	166,540	236,641	24,954	168,168	15,177	942,849
Special Mention	—	200	303	16,194	—	7,918	4,988	29,603
Classified
Substandard	—	8,732	12,508	4,308	—	1,916	1,846	29,310
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	163,905	176,396	179,351	257,143	24,954	178,002	22,011	1,001,762

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	438,731	315,982	182,732	48,741	3,832	33,196	525,233	1,548,447
Special Mention	—	—	10,449	—	—	—	1,993	12,442
Classified
Substandard	3,217	8,692	7,048	26	91	18,663	31,692	69,429
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	441,948	324,674	200,229	48,767	3,923	51,859	558,918	1,630,318

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	78,989	—	—	—	—	13,500	—	92,489
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	78,989	—	—	—	—	13,500	—	92,489

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	41,173	18,078	107,835	23,169	3,655	—	84,481	278,391
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	41,173	18,078	107,835	23,169	3,655	—	84,481	278,391
Total loans held for investment, gross	$1,374,565	$1,094,869	$1,152,343	$1,025,676	$142,902	$938,746	$1,235,070	$6,964,171

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended September 30, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	5,345	15,046	68	36	10,921	—	31,416
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	51	358	2,876	741	121	28	—	4,175
Total Quarter-To-Date Gross Charge-Offs	$51	$5,703	$17,922	$809	$157	$10,949	$—	$35,591

	Nine Months Ended September 30, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	591	—	591
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	173	6,133	29,327	305	157	11,199	—	47,294
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	185	943	14,300	4,669	680	345	—	21,122
Total Year-To-Date Gross Charge-Offs	$358	$7,076	$43,627	$4,974	$837	$12,135	$—	$69,007

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans
Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$1,914	$—	$—	$1,914	$—
	1,914	—	—	1,914	—
Single-family residential (1)	$—	$5,378	$—	$5,378	$—
Owner occupied (2)	27,725	—	—	27,725	—
	29,639	5,378	—	35,017	—
Commercial loans	—	—	68,285	68,285	6
Consumer loans and overdrafts	—	—	—	—	—
Total	$29,639	$5,378	$68,285	$103,302	$6
_________________
(1)Weighted-average loan-to-value was approximately 63.3% at September 30, 2024.
(2)Weighted-average loan-to-value was approximately 22.9% at September 30, 2024.

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

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.4 billion and $1.3 billion at September 30, 2024 and December 31, 2023, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $758 million and $693 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, brokered time deposits amounted to $702 million and $720 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands, except percentages)
Less than 3 months	$403,429	28.8%	$178,102	13.7%
3 to 6 months	458,906	32.7%	239,843	18.4%
6 to 12 months	373,825	26.7%	698,897	53.6%
1 to 3 years	141,167	10.1%	174,792	13.4%
Over 3 years	25,175	1.7%	12,974	0.9%
Total	$1,402,502	100.0%	$1,304,608	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At September 30, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	At September 30, 2024	At December 31, 2023
			(in thousands)
2024	5.46%	Fixed	$—	$40,000
2026	4.90%	Fixed	10,000	10,000
2027	4.67% to 4.89%	Fixed	250,000	—
2028	3.45% to 3.58%	Fixed	—	595,000
2029 and after	3.54% to 4.45%	Fixed	655,000	—
Total (1)			$915,000	$645,000
_______________
(1) As of September 30, 2024 and December 31, 2023, includes advances from the FHLB with quarterly callable features totaling $435.0 million and $595.0 million, respectively, with fixed interest rates ranging from 3.54% to 3.76% and 3.44% to 3.58%, respectively, and maturing in 2029 and 2028, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Derivative Instruments
At September 30, 2024 and December 31, 2023, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	September 30, 2024				December 31, 2023
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$44	$119	6	$114,178	$296	$366
Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	155	1,301,221	18,389	31,350	146	1,037,773	6,767	47,221
Third party broker	155	1,301,221	31,350	18,389	146	1,037,773	47,221	6,767
	310	2,602,442	49,739	49,739	292	2,075,546	53,988	53,988

Credit risk participation agreements	9	82,389	—	—	7	92,654	—	—

Interest rate caps:
Customers	10	243,710	—	1,296	13	325,995	—	4,983
Third party broker	10	243,710	1,296	—	14	360,995	5,195	—
	20	487,420	1,296	1,296	27	686,990	5,195	4,983

Mortgage derivatives:
Interest rate lock commitments	163	113,501	1,137	20	93	43,087	447	2
Forward contracts	19	42,924	62	90	11	16,000	6	94
	182	156,425	1,199	110	104	59,087	453	96
Total derivatives not designated as hedging instruments	521	$3,328,676	$52,234	$51,145	430	$2,914,277	$59,636	$59,067
Total derivative instruments	527	$3,442,854	$52,278	$51,264	436	$3,028,455	$59,932	$59,433

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
At September 30, 2024 and December 31, 2023, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2024 and December 31, 2023 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.2 million and $0.2 million in the three months ended September 30, 2024 and 2023, respectively, and unrealized gains of $0.7 million and $0.3 million in the nine months ended September 30, 2024 and 2023, respectively, related to these interest rate swap contracts. In connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.

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

In April 2022, the Company entered into four interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers. At December 31, 2023, there was one interest rate cap contract with a notional amount of $35.0 million in connection with this transaction. At September 30, 2024, there were no interest rate cap contracts in connection with this transaction.

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The change in the fair value of these instruments was an unrealized gain of $0.3 million and $0.1 million in the three months ended September 30, 2024 and 2023, respectively, and an unrealized gain of $0.7 million and $0.1 million in the nine months ended September 30, 2024 and 2023, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. There were $5.9 million in securities pledged as collateral for interest rate swaps in a liability position at September 30, 2024. As of December 31, 2023, there were no securities pledged as collateral for these derivatives. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of September 30, 2024 and December 31, 2023, the Company had cash held as collateral of $9.2 million and $25.0 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2024 and 2023 were 22.50% and 21.71%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive (loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2024			December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(18,803)	$4,757	$(14,046)	$(97,042)	$24,614	$(72,428)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,458	(373)	1,085	2,193	(561)	1,632
Total AOCL	$(17,345)	$4,384	$(12,961)	$(94,849)	$24,053	$(70,796)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive income (loss) for the periods presented are summarized as follows:

	Three Months Ended September 30,
	2024			2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$20,411	$(5,269)	$15,142	$(25,007)	$6,438	$(18,569)
Reclassification adjustment for net losses included in net income	68,564	(17,332)	51,232	—	—	—
	88,975	(22,601)	66,374	(25,007)	6,438	(18,569)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	(278)	73	(205)	174	(45)	129
Reclassification adjustment for net interest income included in net income	(287)	72	(215)	(360)	92	(268)
	(565)	145	(420)	(186)	47	(139)
Total other comprehensive income (loss)	$88,410	$(22,456)	$65,954	$(25,193)	$6,485	$(18,708)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2024			2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$9,554	$(2,494)	$7,060	$(34,775)	$8,836	$(25,939)
Reclassification adjustment for net losses included in net income	68,684	(17,362)	51,322	2,098	(534)	1,564
	78,238	(19,856)	58,382	(32,677)	8,302	(24,375)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	120	(28)	92	288	(71)	217
Reclassification adjustment for net interest income included in net income	(855)	216	(639)	(1,129)	288	(841)
	(735)	188	(547)	(841)	217	(624)
Total other comprehensive income (loss)	$77,503	$(19,668)	$57,835	$(33,518)	$8,519	$(24,999)

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
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2024 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,446,374
Standby letters of credit	108,156
Commercial letters of credit	7
$1,554,537

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and nine month periods ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balances at beginning of period	$4,602	$2,002	$3,102	$1,702
Provision for credit losses - off balance sheet exposures (1)	1,130	600	2,630	900
Balances at end of period	$5,732	$2,602	$5,732	$2,602

(1)In the first half of 2023, the provision for credit losses for off-balance sheet exposures was included within other operating expenses in the Company’s consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and cash equivalents
Other short-term investments	$—	$6,871	$—	$6,871
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	831,830	—	831,830
Corporate debt securities	—	136,766	—	136,766
U.S. government agency debt securities	—	504,150	—	504,150
Municipal bonds	—	1,633	—	1,633
U.S treasury securities	—	1,999	—	1,999
	—	1,476,378	—	1,476,378
Equity securities with readily determinable fair values not held for trading	2,562	—	—	2,562
	2,562	1,476,378	—	1,478,940
Mortgage loans held for sale (at fair value)	—	43,851	—	43,851
Bank owned life insurance	—	241,183	—	241,183
Other assets
Mortgage servicing rights (MSRs)	—	—	1,410	1,410
Derivative instruments	—	52,278	—	52,278
	$2,562	$1,820,561	$1,410	$1,824,533
Liabilities
Other liabilities
Derivative instruments	$—	$51,264	$—	$51,264

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,080	$—	$6,080
Securities
Debt securities available for sale
U.S. government-sponsored enterprise debt securities	—	557,307	—	557,307
Corporate debt securities	—	260,802	—	260,802
U.S. government agency debt securities	—	390,777	—	390,777
Municipal Bonds	—	1,668	—	1,668
Collateralized loan obligations	—	4,957	—	4,957
U.S treasury securities	—	1,991	—	1,991
	—	1,217,502	—	1,217,502
Equity securities with readily determinable fair values not held for trading	2,534	—	—	2,534
	2,534	1,217,502	—	1,220,036
Mortgage loans held for sale (at fair value)	—	26,200	—	26,200
Bank owned life insurance	—	234,972	—	234,972
Other assets
Mortgage servicing rights (MSRs)	—	—	1,372	1,372
Derivative instruments	—	59,932	—	59,932
	$2,534	$1,544,686	$1,372	$1,548,592
Liabilities
Other liabilities
Derivative instruments	$—	$59,433	$—	$59,433

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$553,941		$—	$—	$553,941	$—
Loans held for investment measured for credit deterioration using the fair value of the collateral	9,823		—	—	9,823	5,140
Premises and equipment held for sale, at lower of cost or fair value	7,962		—	—	7,962	3,443
Other Real Estate Owned (1)	14,509		—	—	14,509	5,672
	$586,235	$586,235	$—	$—	$586,235	$14,255
_______________
(1)Consists of commercial real estate property.

	December 31, 2023
(in thousands)	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$365,219		$—	$—	$365,219	$35,525
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	18,439		—	—	18,439	4,371
Other Real Estate Owned (2)	20,181		—	—	20,181	—
	$403,839	$—	$—	$—	$403,839	$39,896
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

Financial Instrument	Unobservable Inputs	Valuation Methods	Discount Range	Typical Discount
Collateral dependent loans	Discount to fair value	Appraisal value, as adjusted	0-30%	6-7%
		Inventory	0-100%	30-50%
		Accounts receivables	0-100%	20-30%
		Equipment	0-100%	20-30%
Property and equipment held for sale, at the lower of cost or fair value		Appraisal value, as adjusted	N/A	N/A
Other Real Estate Owned	Discount to fair value	Appraisal value, as adjusted	N/A	6-7%

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023.

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

OREO

The Company values other real estate owned, OREO, at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The Company had other repossessed assets with a carrying value of $6.4 million, which were sold in the three and six month periods ended June 30, 2023. The Company recognized a loss on sale of $2.6 million which is included in the result of operations for those periods. As of December 31, 2023, the Company had an OREO property with a carrying value of $20.2 million. In the three and nine month periods ended September 30, 2024, the Company recorded valuation expense of $5.7 million on this OREO property, as result of the fair value adjustment. As of September 30, 2024, the carrying value of the OREO property was $14.5 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$—	$—	$226,645	$204,945
Loans	3,217,575	3,154,338	3,514,114	3,321,308
Financial liabilities:
Time deposits	1,701,948	1,706,205	1,577,579	1,575,569
Advances from the FHLB	915,000	940,857	645,000	644,572
Senior notes	59,764	58,598	59,526	58,337
Subordinated notes	29,582	28,481	29,454	28,481
Junior subordinated debentures	64,178	63,594	64,178	63,285

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30
(in thousands, except share data and per share amounts)	2024	2023	2024	2023
Numerator:
Net (loss) income before attribution of noncontrolling interest	$(48,164)	$21,741	$(32,633)	$48,729
Noncontrolling interest	—	(378)	—	(884)
Net (loss) income attributable to Amerant Bancorp Inc.	$(48,164)	$22,119	$(32,633)	$49,613
Net (loss) income available to common stockholders	$(48,164)	$22,119	$(32,633)	$49,613
Denominator:
Basic weighted average shares outstanding	33,784,999	33,489,560	33,635,439	33,537,759
Dilutive effect of share-based compensation awards	—	207,060	—	218,756
Diluted weighted average shares outstanding	33,784,999	33,696,620	33,635,439	33,756,515

Basic (loss) earnings per common share	$(1.43)	$0.66	$(0.97)	$1.48
Diluted (loss) earnings per common share	$(1.43)	$0.66	$(0.97)	$1.47

As of September 30, 2024, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units (“RSUs”) totaling 399,920 (restricted stock, RSUs and performance share units totaling 577,511 as of September 30, 2023). In the three and nine month periods ended September 30, 2024, potential dilutive instruments were excluded from the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in those periods. In the three and nine month periods ended September 30, 2023, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”) .The Bank has two operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) and Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”).
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
All statements other than statements of historical fact are statements that could be forward-looking statements. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition. Examples of forward-looking statements include but are not limited to: the Company’s strategic rationale for, and proposed benefits of the Houston Sale Transaction, the Company’s ability to consummate and close the Houston Sale Transaction on terms acceptable to the Company, if at all, and the Company’s expected use of proceeds from the Houston Sale Transaction, our future operating or financial performance, including revenues, expenses, expense savings, income or loss and earnings or loss per share, and other financial items; statements regarding expectations, plans or objectives for future operations, products or services, and our expectations on our securities repositioning and loan recoveries or reaching positive resolutions on problem loans. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2023 Form 10-K, in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2024 filed on May 3, 2024, in this Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website www.sec.gov.
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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Senior Notes, the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2023 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2023 Form 10-K, in the Form 10-Q for the quarter ended March 31, 2024, and in this Form 10-Q.

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
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2023 Form 10-K, in the Form 10-Q for the quarter ended March 31, 2024, in this Form 10-Q, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its operating subsidiaries, Amerant Investments and Amerant Mortgage. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank, the Bank’s securities broker-dealer, Amerant Investments, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate eighteen banking centers in Miami-Dade, Broward and Palm Beach counties; Tampa, Florida where we have a regional headquarters office and currently operate one banking center that serve the greater Tampa markets and; Houston, Texas, where we operate six banking centers that serve the nearby areas of Harris, Montgomery, Fort Bend and Waller counties.

The Cayman Bank is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of the end of the third quarter of 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank, is expected to be completed in the first quarter of 2025, once regulatory approval from the applicable regulatory agency is received.

Business Developments
For more information on the progress of our business strategy and strategic initiatives in 2023, see Item 1. Business section included in the 2023 Form 10-K.
Public Offering and Securities Repositioning

On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Public Offering for general corporate purposes and to support its continued organic growth, which may include, among other things, working capital, investments in the Bank, resolution of non-performing loans, and potential balance sheet optimization strategies.
Upon successfully completing the Public Offering, the Company initiated the previously announced repositioning of the Company’s securities portfolio (the “Securities Repositioning”). The Securities Repositioning consisted of the following actions: (i) transfer at their fair value (which was below their amortized cost) of all of the Company’s debt securities previously classified as held to maturity and carried at amortized cost to the available for sale category; (ii) sale of all corporate notes and subordinated debt, and (iii) sale of all other debt securities classified as available for sale (including those previously classified as held to maturity) with book yields of less than 2.75%. As a result of the Securities Repositioning, the Company recorded a pre-tax loss of approximately $68.5 million ($53.1 million after-tax) in the three and nine months ended September 30, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.3 million as a result of the subsequent decline in the fair value of the securities.

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

The following assets and liabilities classified as held for sale are included in the Company’s consolidated balance sheet as of September 30, 2024:

(in thousands)
Assets
Loans held for sale, at lower of cost or fair value (1)	$553,941
Accrued interest receivable and other assets (2)	21,353
Total assets	$575,294
Liabilities
Noninterest bearing demand deposits (3)	$79,563
Interest bearing demand deposits	65,071
Savings and money market	120,068
Time deposits	326,014
Total deposits	590,716
Other liabilities:
Operating lease liabilities	7,171
Other liabilities (4)	5,777
Total liabilities	$603,664
__________________
(1)In the first nine months ended September 30, 2024, the Company recognized a valuation allowance of $1.3 million as a result of the fair value adjustment of these loans.
(2)Includes premises and equipment for $8.0 million, operating lease right-of-use assets for $6.5 million, $4.3 million in derivative assets and other assets for $2.7 million.
(3)Includes $5.1 million in escrow accounts.
(4)Includes $5.8 million in derivative liabilities.

The Company recorded non-routine expense items in the first nine months of 2024 in connection with the Houston Sale Transaction totaling approximately $5.5 million as follows: (i) $3.4 million in market value adjustments for two branches owned based on third party appraisals; (ii) $1.3 million in loan valuation allowance due to deferred loan costs; (iii) $0.5 million for legal and investment banking fees; and (iv) $0.3 million in intangible write-off. These charges were partially offset by a $4.4 million release in credit reserves after transferring the loans to held for sale. There are no significant non-routine expenses recorded in the third quarter of 2024 in connection with the Houston Sale Transaction.

Other Actions

In the first nine months ended September 30, 2024, we hired new team members and added them to our business development teams across South and Central Florida. The Company also hired a Market President for each of Palm Beach, Central Florida as well as Broward County, who will oversee Amerant’s ongoing expansion in those markets.

We officially opened new banking centers in downtown Ft. Lauderdale, FL and Miami, FL. We also officially opened our new regional headquarters office for Broward County, located in Plantation, FL. More recently, we signed a letter of intent for a second banking center in Miami Beach, following the signed agreement we previously announced for the first Miami Beach banking center. We also signed a letter of intent for our second Tampa regional location. Both are expected to open by mid-2025. Lastly, we expect to open a new regional headquarter office for Palm Beach County, located in West Palm Beach, Fl., in the first quarter of 2025.

We continued with our strategy of building brand recognition across our markets. We announced a strategic partnership becoming the “Official Bank of Fort Lauderdale United FC”. We also entered into multi-year partnerships becoming the “Hometown Bank of the Miami Marlins” in Miami, FL, as well as being named the “Bank of the Tampa Bay Rays” in Tampa, FL.

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

Other noninterest income includes mortgage banking income generated through our subsidiary, Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $2.8 million and $0.5 million in the three months ended September 30, 2024 and 2023, respectively, and $5.8 million and $3.9 million in the nine months ended September 30, 2024 and 2023, respectively. Other income in the nine months ended September 30, 2024, includes $0.5 million of proceeds from BOLI death benefits.

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

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. Other non-routine noninterest expenses include the effect of non-routine items such as the valuation of OREO and loans held for sale, the sale of repossessed assets, impairment of investments, expenses in connection with the Houston Sale Transaction, and losses related to the Company’s Securities Repositioning. See table below for more details.

The table below shows a detail of non-routine noninterest expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Non-routine noninterest expense items
Restructuring costs (1):
Staff reduction costs (2)	$—	$489	$—	$2,886
Contract termination costs (3)	—	—	—	1,550
Consulting and other professional fees and software expenses (4)	—	—	—	4,750
Disposition of fixed assets (5)	—	—	—	1,419
Branch closure expenses and related charges (6)	—	252	—	2,279
Total restructuring costs	$—	$741	$—	$12,884
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower of cost or fair value (7)	—	5,562	1,258	5,562
Goodwill and intangible assets impairment (8)	—	—	300	—
Legal and broker fees (8)	—	—	561	—
Fixed assets impairment (8)(9)	—	—	3,443	—
Other real estate owned valuation expense	5,672	—	5,672	2,649
Impairment charge on investment carried at cost (10)	—	—	—	1,963
Total non-routine noninterest expense items	$5,672	$6,303	$11,234	$23,058
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
(4) In the nine months ended September 30, 2023, includes $4.6 million in nonrecurrent expenses in connection with the engagement of FIS. There were no significant nonrecurrent expenses in connection with engagement of FIS in the three month and nine month periods ended September 30, 2024.
(5) In the nine months ended September 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software.
(6) In each of the three and nine months periods ended September 30, 2023, includes expenses in connection with the closure of a branch in Houston, Texas in 2023. In addition, in the nine months ended September 30, 2023, includes expenses associated with the closure of a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. Furthermore, in the nine months ended September 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023.
(7) In the nine months ended September 30, 2024, amounts shown are in connection with the Houston Sale Transaction. In the three and nine months period ended September 30, 2023, includes a fair value adjustment of $5.6 million related to a New York-based CRE loan held for sale carried at the lower of cost or fair value.
(8) In the nine months ended September 30, 2024, amount shown are in connection with the Houston Sale Transaction.
(9)    In the nine months ended September 30, 2024, related to Houston branches and included as part of occupancy and equipment expenses. See “Noninterest Expenses” for details.
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

Summary Results
The summary results for the three and nine months ended September 30, 2024 include the following:
•Total assets were $10.35 billion at September 30, 2024, up $636.8 million, or 6.6%, compared to $9.72 billion at December 31, 2023.

•Cash and cash equivalents were $671.8 million, up $350.0 million or 108.7%, compared to $321.9 million at December 31, 2023.

•Average yield on loans increased to 7.08% in the three months ended September 30, 2024 compared to 6.77% in the three months ended September 30, 2023. Average yield on loans increased to 7.08% in the nine months ended September 30, 2024 compared to 6.65% in the nine months ended September 30, 2023.

•Total gross loans, which includes all loans held for sale, were $7.56 billion at September 30, 2024, up $297.1 million, or 4.1%, compared to $7.26 billion at December 31, 2023.

•Total deposits were $8.11 billion at September 30, 2024, up $216.1 million, or 2.7%, compared to $7.89 billion at December 31, 2023.

•Core deposits were $5.7 billion at September 30, 2024, up $109.6 million, or 2.0%, compared to $5.6 billion at December 31, 2023.

•Average cost of total deposits increased to 2.99% in the three months ended September 30, 2024 compared to 2.66% in the three months ended September 30, 2023. Average cost of total deposits increased to 2.99% in the nine months ended September 30, 2024 compared to 2.33% in the nine months ended September 30, 2023.

•Loan to deposit ratio was 93.23% at September 30, 2024 compared to 92.02% at December 31, 2023.

•Total advances from the FHLB were $915.0 million, up $270.0 million or 41.9%, compared to $645.0 million as of December 31, 2023. The Bank had $1.9 billion of availability remaining as of September 30, 2024.

•Total non-performing assets increased to $129.4 million at September 30, 2024, up $74.9 million, or 137.1%, compared to $54.6 million at December 31, 2023.

•OREO was $14.5 million, a decrease of $5.7 million, or 28.1% from $20.2 million as of December 31, 2023.

•The Allowance for Credit Losses, or ACL, on loans as of September 30, 2024 was $79.9 million, down $15.6 million, or 16.3%, compared to $95.5 million as of December 31, 2023.
.
•Assets Under Management and custody (“AUM”) totaled $2.55 billion, as of September 30, 2024, up $261.4 million, or 11.4%, from $2.29 billion as of December 31, 2023.

•Pre-provision net revenue (“PPNR”)(1) was negative $42.9 million in the three months ended September 30, 2024, a decrease of $79.3 million, or 217.7%, compared to $36.5 million in the three months ended September 30, 2023. PPNR (1) was $8.4 million, in the nine months ended September 30, 2024, a decrease of $103.5 million, or 92.5%, compared to $111.9 million in the nine months ended September 30, 2023.

•Net Interest Margin (“NIM”) was 3.49% in the three months ended September 30, 2024 compared to 3.57% in the three months ended September 30, 2023. NIM was 3.52% in the nine months ended September 30, 2024 compared to 3.76% in the nine months ended September 30, 2023.

•Net Interest Income (“NII”) was $81.0 million in the three months ended September 30, 2024, up $2.4 million, or 3.1%, from $78.6 million in the three months ended September 30, 2023. NII was $238.3 million in the nine months ended September 30, 2024, down $6.5 million, or 2.6%, compared to $244.8 million in the nine months ended September 30, 2023.

•Provision for credit losses was $19.0 million in the three months ended September 30, 2024, compared to $8.0 million in the three months ended September 30, 2023. Provision for credit losses was $50.6 million in the nine months ended September 30, 2024, up $1.8 million, or 3.6%, compared to $48.8 million in the nine months ended September 30, 2023.

•Non-interest income was negative $47.7 million in the three months ended September 30, 2024, down $69.6 million or 317.5%, from $21.9 million in the three months ended September 30, 2023. Non-interest income was negative $13.8 million in the nine months ended September 30, 2024, down $81.7 million, or 120.3%, compared to $67.9 million in the nine months ended September 30, 2023.

•Non-interest expense was $76.2 million in the three months ended September 30, 2024, up $11.8 million, or 18.3%, from $64.4 million in the three months ended September 30, 2023. Non-interest expense was $216.1 million in the nine months ended September 30, 2024, up $14.5 million, or 7.2%, compared to $201.7 million in the nine months ended September 30, 2023.

•The efficiency ratio was 228.7% in the three months ended September 30, 2024 compared to 64.1% in the three months ended September 30, 2023. The efficiency ratio was 96.24% in the nine months ended September 30, 2024 compared to 64.49% in the nine months ended September 30, 2023.

•Return on average Assets (“ROA”) was negative 1.92% in the three months ended September 30, 2024, compared to 0.92% in the three months ended September 30, 2023. ROA was negative 0.44% in the nine months ended September 30, 2024, compared to 0.7% in the nine months ended September 30, 2023.

•Return on average equity (“ROE”) was negative 24.98% in the three months ended September 30, 2024 compared to 11.93% in the three months ended September 30, 2023. ROE was negative 5.79% in the nine months ended September 30, 2024, compared to 8.97% in the nine months ended September 30, 2023.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2024 and 2023

Net income
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023

Net interest income	$80,999	$78,577	$2,422	3.1%	$238,322	$244,787	$(6,465)	(2.6)%
Provision for credit losses	19,000	8,000	11,000	137.5%	50,550	48,777	1,773	3.6%
Net interest income after provision for credit losses	61,999	70,577	(8,578)	(12.2)%	187,772	196,010	(8,238)	(4.2)%
Noninterest (loss) income	(47,683)	21,921	(69,604)	(317.5)%	(13,775)	67,883	(81,658)	(120.3)%
Noninterest expense	76,208	64,420	11,788	18.3%	216,104	201,653	14,451	7.2%
(Loss) income before income tax expense	(61,892)	28,078	(89,970)	(320.4)%	(42,107)	62,240	(104,347)	(167.7)%
Income tax benefit (expense)	13,728	(6,337)	20,065	316.6%	9,474	(13,511)	22,985	170.1%
Net (loss) income before attribution of noncontrolling interest	(48,164)	21,741	(69,905)	(321.5)%	(32,633)	48,729	(81,362)	(167.0)%
Less: noncontrolling interest	—	(378)	378	100.0%	—	(884)	884	100.0%
Net (loss) income attributable to Amerant Bancorp Inc.	$(48,164)	$22,119	$(70,283)	(317.8)%	$(32,633)	$49,613	$(82,246)	(165.8)%
Basic (loss) earnings per common share	$(1.43)	$0.66	$(2.09)	(316.7)%	$(0.97)	$1.48	$(2.45)	(165.5)%
Diluted (loss) earnings per common share (1)	$(1.43)	$0.66	$(2.09)	(316.7)%	$(0.97)	$1.47	$(2.44)	(166.0)%

__________________
(1)    In the three and nine month periods ended September 30, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended September 30, 2024 and 2023
In the three months ended September 30, 2024, net loss attributable to the Company was $48.2 million, or $1.43 loss per diluted share, compared to net income of $22.1 million, or $0.66 per diluted share, in the same quarter of 2023. The decrease of $70.3 million, or 317.8%, in the three months ended September 30, 2024 was primarily driven by (i) losses on securities resulting from the Securities Repositioning initiated in the period, included in noninterest (loss) income (ii) higher noninterest expense and (iii) provision for credit losses. These results were partially offset mainly by higher net interest margin and an income tax benefit driven by the net loss in the period.

In the three months ended September 30, 2023, net income excludes a loss of $0.4 million attributable to a non-controlling interest in Amerant Mortgage. There was no non-controlling interest as of and for the three months ended September 30, 2024. See the 2023 Form 10-K for more information on changes in non-controlling interest in Amerant Mortgage in 2023.

Net interest income was $81.0 million in the three months ended September 30, 2024, an increase of $2.4 million, or 3.1%, from $78.6 million in the three months ended September 30, 2023. This was primarily driven by higher yields and higher average balances of interest-earning assets. The increase was partially offset by higher average balances in deposits mainly in money market accounts and time deposits as well as higher average balances of other interest-bearing liabilities; and (i) a decrease in the average balances of debt securities held to maturity.

Noninterest income was a loss of $47.7 million in the three months ended September 30, 2024 compared to income of $21.9 million in the three months ended September 30, 2023. The decrease was mainly driven by: (i) higher securities losses as a result of the Securities Repositioning initiated during the third quarter of 2024 and; (ii) the absence of the $7.0 million net gain on the early extinguishment of FHLB advances recorded in the three months ended September 30, 2023. These decreases were partially offset by: (i) higher loan-level derivative income; (ii) higher other noninterest income; (iii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; and (iv) higher cards and trade servicing fees. See “Noninterest Income” for more details.

Noninterest expense was $76.2 million in the three months ended September 30, 2024, an increase of $11.8 million, or 18.3%, compared to $64.4 million in the same period in 2023. This increase was mainly due to: (i) higher professional and other service fees; (ii) an increase in OREO expenses due to a $5.7 million valuation expense recorded during the quarter; (iii) higher salary and employee benefits; (iv) higher loan-level derivative expenses; (v) higher advertising expenses; and (vi) higher FDIC and insurance expenses. These increases were partially offset by: (i) the absence of a valuation expense of $5.6 million in the third quarter of 2023 related to the fair value adjustment of a New York-based CRE loan held for sale; (ii) lower occupancy and equipment expenses; (iii) lower other operating expenses; (iv) lower telecommunication and data processing expenses; and (v) lower depreciation and amortization expense. See “Noninterest Expense” for more details.

In the three months ended September 30, 2024 and 2023, noninterest expense included total non-routine items of $5.7 million and $6.3 million, respectively. There were no restructuring costs in the three months ended September 30, 2024, compared to $0.7 million in the same period in 2023. Other non-routine items in noninterest expense in the three months ended September 30, 2024, include $5.7 million related to an OREO valuation expense. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended September 30, 2024 and 2023, the Company incurred noninterest expenses of $3.9 million and $3.0 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 81 full time equivalent employees (“FTEs”) at September 30, 2024 compared to 98 at September 30, 2023.

Nine Months Ended September 30, 2024 and 2023
In the nine months ended September 30, 2024, there was a net loss of $32.6 million, or $0.97 loss per diluted share, compared to net income of $49.6 million, or $1.47 per diluted share, in the same period of 2023. The decrease of $82.2 million or 165.8%, was primarily due to: (i) losses on securities resulting from the Securities Repositioning initiated in the most recent period, included in lower noninterest (loss) income; (ii) higher noninterest expense; (iii) higher provision for credit losses, and (iv) lower net interest income. This was partially offset by an income tax benefit driven by the net loss in the period.

In the nine months ended September 30, 2023, net income excludes a loss of $0.9 million, attributable to a noncontrolling interest in Amerant Mortgage. There was no non-controlling interest as of and for the nine months ended September 30, 2024. See the 2023 Form 10-K for more information on changes in non-controlling interest in Amerant Mortgage in 2023.

Net interest income was $238.3 million in the nine months ended September 30, 2024, a decrease of $6.5 million, or 2.6%, from $244.8 million in the same period in 2023. This was primarily driven by: (i) higher cost and average balances of interest-bearing liabilities mainly in time deposits and money market accounts and lower average balances of debt securities held to maturity. The decrease in net interest income was partially offset by higher average balances and yields on the total interest earning assets. See “Net Interest Income” for more details.

Noninterest income was a loss of $13.8 million in the nine months ended September 30, 2024, compared to $67.9 million in the same period of 2023, mainly due to: (i) higher securities losses as a result of the Securities Repositioning initiated during the third quarter of 2024; (ii) lower gains on the early extinguishment of advances from the FHLB in the nine months ended September 30, 2024 compared to the same period last year; and (iii) lower deposits and service fees. These decreases were partially offset by: (i) higher loan-level derivative income; (ii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; (iii) higher other noninterest income; (iv) higher cards and trade servicing fees; and (v) higher brokerage, advisory and fiduciary fees. See “Noninterest Income” for more details.

Noninterest expense was $216.1 million in the nine months ended September 30, 2024, an increase of $14.5 million, or 7.2%, compared to $201.7 million in the same period in 2023, mainly due to: (i) higher professional and other service fees; (ii) an increase in OREO expenses due to a $5.7 million valuation expense recorded during the quarter; (iii) higher salary and employee benefits; (iv) higher advertising expenses; (v) higher loan-level derivative expenses; (vi) higher occupancy and equipment expenses; and (vii) higher FDIC assessments and insurance expenses. This increase was partially offset by: (i) a decrease in losses on loans held for sale due to lower valuation allowance in the first nine months of 2024 compared to 2023; (ii) lower telecommunication and data processing expenses; (iii) the absence of contract termination costs in the first nine months of 2024; (iv) lower depreciation and amortization expense; and (v) lower other operating expenses. See “Noninterest Expense” for more details.

In the nine months ended September 30, 2024 and 2023, noninterest expense included total non-routine items of $11.2 million and $23.1 million, respectively. There were no restructuring costs in the nine months ended September 30, 2024, compared to $12.9 million in the nine months ended September 30, 2023. Other non-routine items in noninterest expense in the nine months ended September 30, 2024, include (i) $5.7 million related to an OREO valuation expense; (ii) $3.4 million in fixed assets impairment; (iii) a $1.3 million loss on loans held for sale for valuation expense, (iv) $0.6 million in legal and broker fees, and (v) $0.3 million in goodwill and intangible asset impairment. All non-routine items mentioned in the nine months ended September 30, 2024 are all in connection with the Houston Sale Transaction except for the OREO valuation expense. Other non-routine items in noninterest expense in the nine months ended September 30, 2023 included: (i) $2.0 million impairment charge on an investment carried at cost and included as part of other assets, and (ii) a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the nine months ended September 30, 2024 and 2023, the Company incurred noninterest expenses of $10.5 million and $10.9 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2024 and 2023. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,291,632	$129,752	7.08%	$7,048,891	$120,244	6.77%
Debt securities available for sale (3) (4)	1,313,366	14,273	4.32%	1,052,147	10,924	4.12%
Debt securities held to maturity (5)	205,958	1,752	3.38%	232,146	1,958	3.35%
Debt securities held for trading	—	—	—%	2,048	4	0.77%
Equity securities with readily determinable fair value not held for trading	2,525	19	2.99%	2,479	21	3.36%
Federal Reserve Bank and FHLB stock	61,147	1,083	7.05%	54,056	961	7.05%
Deposits with banks	344,469	4,670	5.39%	344,015	5,248	6.05%
Other short-term investments	6,677	88	5.24%	1,964	23	4.65%
Total interest-earning assets	9,225,774	151,637	6.54%	8,737,746	139,383	6.33%
Total non-interest-earning assets (6)	760,198			756,141
Total assets	$9,985,972			$9,493,887

	Three Months Ended September 30,
	2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,294,323	$15,345	2.66%	$2,523,092	$16,668	2.62%
Money market	1,541,987	16,804	4.34%	1,144,580	11,013	3.82%
Savings	247,903	26	0.04%	280,096	32	0.05%
Total checking and saving accounts	4,084,213	32,175	3.13%	3,947,768	27,713	2.79%
Time deposits	2,324,694	27,260	4.67%	2,201,138	22,482	4.05%
Total deposits	6,408,907	59,435	3.69%	6,148,906	50,195	3.24%
Securities sold under agreements to repurchase	—	—	—%	326	4	4.87%
Advances from the FHLB (7)	863,913	8,833	4.07%	800,978	8,207	4.07%
Senior notes	59,725	942	6.27%	59,409	942	6.29%
Subordinated notes	29,561	361	4.86%	29,391	361	4.87%
Junior subordinated debentures	64,178	1,067	6.61%	64,178	1,097	6.78%
Total interest-bearing liabilities	7,426,284	70,638	3.78%	7,103,188	60,806	3.40%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,491,406			1,335,041
Accounts payable, accrued liabilities and other liabilities	301,373			320,369
Total non-interest-bearing liabilities	1,792,779			1,655,410
Total liabilities	9,219,063			8,758,598
Stockholders’ equity	766,909			735,289
Total liabilities and stockholders' equity	$9,985,972			$9,493,887
Excess of average interest-earning assets over average interest-bearing liabilities	$1,799,490			$1,634,558
Net interest income		$80,999			$78,577
Net interest rate spread			2.76%			2.93%
Net interest margin (8)			3.49%			3.57%
Cost of total deposits (9)			2.99%			2.66%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.23%			123.01%
Average non-performing loans/ Average total loans	1.54%			0.56%

	Nine Months Ended
	September 30, 2024			September 30, 2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,102,716	$376,574	7.08%	$7,006,633	$348,315	6.65%
Debt securities available for sale (3) (4)	1,273,797	41,562	4.36%	1,050,648	31,494	4.01%
Debt securities held to maturity (5)	217,272	5,597	3.44%	236,325	6,046	3.42%
Debt securities held for trading	—	—	—%	783	6	1.02%
Equity securities with readily determinable fair value not held for trading	2,490	87	4.67%	2,455	21	1.14%
Federal Reserve Bank and FHLB stock	55,352	2,922	7.05%	54,911	2,833	6.90%
Deposits with banks	377,139	15,681	5.55%	342,127	14,272	5.58%
Other short-term investments	6,337	248	5.22%	662	23	4.65%
Total interest-earning assets	9,035,103	442,671	6.54%	8,694,544	403,010	6.20%
Total non-interest-earning assets (6)	788,240			735,943
Total assets	$9,823,343			$9,430,487
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,382,548	$49,860	2.80%	$2,503,147	$46,201	2.47%
Money market	1,462,034	46,611	4.26%	1,215,005	28,295	3.11%
Savings	254,661	79	0.04%	288,959	114	0.05%
Total checking and saving accounts	4,099,243	96,550	3.15%	4,007,111	74,610	2.49%
Time deposits	2,291,539	79,355	4.63%	2,006,417	53,844	3.59%
Total deposits	6,390,782	175,905	3.68%	6,013,528	128,454	2.86%
Securities sold under agreements to repurchase	41	2	6.52%	130	5	5.14%
Advances from the FHLB (7)	749,195	21,357	3.81%	862,310	22,591	3.50%
Senior notes	59,646	2,826	6.33%	59,330	2,825	6.37%
Subordinated notes	29,519	1,083	4.90%	29,349	1,084	4.94%
Junior subordinated debentures	64,178	3,176	6.61%	64,178	3,264	6.80%
Total interest-bearing liabilities	7,293,361	204,349	3.74%	7,028,825	158,223	3.01%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,459,325			1,348,242
Accounts payable, accrued liabilities and other liabilities	318,273			313,967
Total non-interest-bearing liabilities	1,777,598			1,662,209
Total liabilities	9,070,959			8,691,034
Stockholders’ equity	752,384			739,453
Total liabilities and stockholders' equity	$9,823,343			$9,430,487
Excess of average interest-earning assets over average interest-bearing liabilities	$1,741,742			$1,665,719
Net interest income		$238,322			$244,787
Net interest rate spread			2.80%			3.19%
Net interest margin (8)			3.52%			3.76%
Cost of total deposits (9)			2.99%			2.33%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.88%			123.70%
Average non-performing loans/ Average total loans	0.93%			0.48%
__________________
(1) Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $92.1 million and $101.2 million in the three months ended September 30, 2024 and 2023, respectively, and $93.2 million and $89.1 million in the nine months ended September 30, 2024 and September 30, 2023, respectively. The average balance of total loans held for sale was $612.9 million and $58.8 million in the three months ended September 30, 2024 and 2023, respectively, and $352.8 million, and $70.1 million in the nine months ended September 30, 2024 and September 30, 2023, respectively.
(2)    Includes average non-performing loans of $113.5 million and $39.8 million for the three months ended September 30, 2024 and 2023, respectively, and $66.3 million and $34.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $89.4 million and $119.8 million in the three months ended September 30, 2024 and 2023, respectively, and average net unrealized losses of $102.2 million and $110.5 million in the nine months ended September 30, 2024 and September 30, 2023, respectively.

(4)    Includes nontaxable securities with average balances of $19.9 million and $18.6 million for the three months ended September 30, 2024 and 2023, respectively, and $19.9 and $18.6 million, for the nine months ended September 30, 2024 and September 30, 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.33% and 4.34% for the three months ended September 30, 2024 and 2023, respectively, and 4.28% and 4.64% in the nine months ended September 30, 2024 and September 30, 2023, respectively. In 2024 and 2023, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) Includes nontaxable securities with average balances of $44.5 million and $49.6 million for the three months ended September 30, 2024 and 2023, respectively, and $47.8 million and $50.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.43% and 4.26% for the three months ended September 30, 2024 and 2023, respectively, and 4.23% and 4.21% in the nine months ended September 30, 2024 and September 30, 2023, respectively. In 2024 and 2023, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
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

Net Interest Income
Three Months Ended September 30, 2024 and 2023
Net interest income in the three months ended September 30, 2024,was $81.0 million, an increase of $2.4 million, or 3.1%, from $78.6 million in the three months ended September 30, 2023. This was primarily driven by: (i) an increase of 21 basis points in the yield on total interest earning assets; and (ii) an increase of $261.2 million, or 24.8%, and $242.7 million or 3.44%, in the average balances of debt securities available for sale and the loan portfolio, respectively, during the period. These increases were partially offset primarily by (i) higher average balances of deposits mainly in money market accounts and time deposits; and (ii) a decrease of $26.2 million, or 11.3%, in the average balances of debt securities held to maturity. Net interest margin was 3.49% in the three months ended September 30, 2024, a decrease of 8 basis points from 3.57% in the three months ended September 30, 2023. See discussions further below for more details.
During the third quarter of 2024 we had higher average balance of loans and debt securities available for sale compared to the same period last year. Our asset-sensitive position enabled us to partially offset, via repricing of variable-rate loans, and new loan originations at higher market rates, the incremental cost of deposits and borrowings we recorded during the third quarter of 2024. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details. Lastly, during the third quarter of 2024, the Company initiated the Securities Repositioning, which included transferring all debt securities previously classified as held to maturity to the available for sale category. See “Our Company” for more details on the Securities Repositioning strategy.

Interest Income
Total interest income was $151.6 million in the three months ended September 30, 2024, an increase of $12.3 million, or 8.8%, compared to $139.4 million for the same period of 2023. This was primarily driven by a 21 basis points increase in the average yield on total interest earning assets. In addition, there was an increase of $261.2 million, or 24.8%, and $242.7 million, or 3.4%, in the average balances of debt securities available for sale and the loan portfolio, respectively, during the period. These increases were partially offset primarily by a decrease of $26.2 million, or 11.3%, in the average balance of debt securities held to maturity.

Interest income on loans in the three months ended September 30, 2024 was $129.8 million, an increase of $9.5 million, or 7.9%, compared to $120.2 million in the same period last year, primarily due to a 31 basis points increase in average yields, mainly attributable to higher market rates. The increase in the average balance of loans includes: (i) originations of single-family residential, and (ii) originations of commercial loans. The increase in interest income on loans was partially offset by the increase in the average balance of non-performing loans in the three months ended September 30, 2024 compared to the same period in 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $14.3 million in the three months ended September 30, 2024, an increase of $3.3 million, or 30.7%, compared to $10.9 million in the same period of 2023. This was mainly due to an increase of $261.2 million, or 24.8% in the average balance of these securities as well as an increase of 20 basis points in average yields, primarily driven by higher market rates. In the three months ended September 30, 2024, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $89.4 million compared to $119.8 million in the same period last year. As of September 30, 2024, corporate debt securities comprised 9.3% of the available-for-sale portfolio, down from 24.4% at September 30, 2023.
As of September 30, 2024, floating rate investments represent 14.3% of our total investment portfolio compared to 15.4% at September 30, 2023. In addition, the expected overall duration decreased to 4.9 years at September 30, 2024 from 5.3 years at September 30, 2023 due to lower expected market rates, and the effect of the Securities Repositioning previously discussed.

Interest Expense
Interest expense was $70.6 million in the three months ended September 30, 2024, an increase of $9.8 million, or 16.2%, compared to $60.8 million in the same period of 2023. This was primarily due to: (i) higher average cost of total deposits mainly in money market accounts and time deposits as well as advances from FHLB. In addition, there was an increase of $323.1 million, or 4.5%, in the average balance of total interest bearing liabilities, mainly in money market accounts and time deposits.
Interest expense on interest-bearing deposits was $59.4 million in the three months ended September 30, 2024, an increase of $9.2 million, or 18.4%, compared to $50.2 million for the same period of 2023. This was mainly driven by an increase of 45 basis points in the average rates paid on total deposits, and an increase of $260.0 million, or 4.2%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $4.8 million, or 21.3%, in the three months ended September 30, 2024 compared to the same period in 2023. This was mainly due to an increase of 62 basis points in the average cost of total time deposits. In addition, there was an increase of $123.6 million, or 5.6%, in the average balance of these deposits, which includes an increase of $103.5 million in the average balance of customer CDs and an increase of $20.1 million in brokered time deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $4.5 million, or 16.1% in the three months ended September 30, 2024 compared to the same period one year ago, mainly due to an increase of 34 basis points in the average costs on these deposits. In addition, there was an increase of $397.4 million, or 34.7%, in the average balance of money market accounts in the three months ended September 30, 2024 compared to the same period in 2023. This increase in money market accounts was partially offset by decreases in the average balances of interest bearing demand deposits and savings accounts in the three months ended September 30, 2024 compared to the same period in 2023.

Interest expense on advances from the FHLB increased $0.6 million, or 7.6%, in the three months ended September 30, 2024 compared to the same period of 2023, primarily driven by an increase of $62.9 million, or 7.9%, in the average balance on this funding source compared to the same period in 2023. In the first nine months of 2024, the Company borrowed $1.4 billion, and repaid $1.1 billion of advances from the FHLB. See “Capital Resources and Liquidity Management” for more details on the repayment of advances from the FHLB.
Nine Months Ended September 30, 2024 and 2023

Net interest income was $238.3 million in the nine months ended September 30, 2024, a decrease of $6.5 million, or 2.6%, from $244.8 million in the same period of 2023. This was primarily driven by: (i) higher cost of total deposits mainly in time deposits and money market accounts; (ii) an increase of $264.5 million, or 3.76%, in the average balance of total interest-bearing liabilities primarily in time deposits and money market accounts, and (iii) a decrease of $19.1 million, or 8.1% in the average balance of debt securities held to maturity. The decrease in net interest income was partially offset by an increase of 34 basis points in the yield on total interest earning assets. In addition, there were increases of $223.1 million, or 21.2%, $96.1 million, or 1.4%, and $35.0 million, or 10.2%, in the average balance of debt securities available for sale, loans, and interest earning deposits with banks, respectively. Net interest margin was 3.52% in the nine months ended September 30, 2024, a decrease of 24 basis points from 3.76% in the nine months ended September 30, 2023. See discussions further below for more details.

In the nine months ended September 30, 2024, the Company initiated the Securities Repositioning, which included transferring all debt securities previously classified as held to maturity to the available for sale category. See “Our Company” for more details on the Securities Repositioning.
Interest Income
Total interest income was $442.7 million in the nine months ended September 30, 2024, an increase of $39.7 million, or 9.8%, compared to $403.0 million for the same period of 2023. This was primarily driven by a 34 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $223.1 million, or 21.24%, $96.1 million, or 1.4%, and $35.0 million, or 10.2%, in the average balances of debt securities available for sale, loans, and interest earning deposits with banks, respectively. These increases were partially offset by a decrease of $19.1 million, or 8.06%, in the average balance of debt securities held to maturity.

Interest income on loans in the nine months ended September 30, 2024 was $376.6 million, an increase of $28.3 million, or 8.1%, compared to $348.3 million in the same period last year, primarily due to: (i) a 43 basis points increase in average yields, mainly attributable to higher market rates, and (ii) an increase of $96.1 million, or 1.4%, in the average balance of loans. The increase in the average balance of loans includes: (i) increase in commercial loans; (ii) increase in originations of single-family residential and construction loans mostly through AMTM and;(iii) increase in loans to financial institutions and acceptances. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $41.6 million in the nine months ended September 30, 2024, an increase of $10.1 million, or 32.0%, compared to $31.5 million in the same period of 2023. This was mainly due to an increase of 35 basis points in average yields, primarily driven by higher market rates and an increase of $223.1 million, or 21.2%, in the average balance of these securities. In the nine months ended September 30, 2024, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $102.2 million compared to $110.5 million in the same period last year.
Interest income on debt securities held to maturity was $5.6 million in the nine months ended September 30, 2024, a decrease of $0.4 million, or 7.4%, compared to $6.0 million in the same period of 2023. This was mainly due to a decrease of $19.1 million, or 8.1%, in the average balance of these securities.

Interest Expense

Interest expense was $204.3 million in the nine months ended September 30, 2024, an increase of $46.1 million, or 29.2%, compared to $158.2 million in the same period of 2023. This was primarily due to higher cost of total deposits. In addition, there was an increase of $264.5 million, or 3.76%, in the average balance of total interest bearing liabilities, mainly time deposits and money market accounts.
Interest expense on interest-bearing deposits was $175.9 million in the nine months ended September 30, 2024, an increase of $47.5 million, or 36.9%, compared to $128.5 million for the same period of 2023. This was mainly driven by an increase of 82 basis points in the average rates paid on total interest-bearing deposits, and an increase of $377.3 million, or 6.3%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits increased $25.5 million, or 47.4%, in the nine months ended September 30, 2024 compared to the same period in 2023. This was mainly due to an increase of 104 basis points in the average cost of total time deposits. In addition, there was an increase of $285.1 million, or 14.2%, in the average balance of these deposits, including $260.8 million in customer CDs and $24.3 million in brokered time deposits, respectively.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts increased $21.9 million, or 29.4%, in the nine months ended September 30, 2024 compared to the same period one year ago. This increase was primarily due to an increase of 66 basis points in the average costs on these deposits. In addition, there was an increase of $92.1 million, or 2.3% in the average balance of total interest bearing checking and savings accounts in the nine months ended September 30, 2024 compared to the same period in 2023. This was mainly driven by: (i) higher average domestic personal accounts, and (ii) higher average balance of international commercial accounts. These increases were partially offset by a decrease in the average balance of international personal accounts.
Interest expense on advances from the FHLB decreased $1.2 million, or 5.5%, in the nine months ended September 30, 2024 compared to the same period of 2023, primarily driven by a decrease of $113.1 million, or 13.1%, in the average balances of these borrowings. The decrease in interest expense on advances from the FHLB was partially offset by the increase of 31 basis points in the average rate paid on these borrowings. See “Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Balance at the beginning of the period	$94,400	$105,956	$95,504	$83,500
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	$—	$(90)	$—	$(90)
Multi-family residential	—	—	(591)	—
Single-family residential	—	—	—	(39)
Commercial	(31,416)	(9,288)	(47,294)	(18,715)
Consumer and others	(4,175)	(6,441)	(21,122)	(20,389)
Total Charge-offs	$(35,591)	$(15,819)	$(69,007)	$(39,233)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$—	$—	$116
Land development and construction loans	15	10	51	$173
	15	10	51	289
Single-family residential	12	13	36	62
Owner occupied	—	—	17	—
	27	23	104	351
Commercial	1,944	736	2,908	5,114
Consumer and others	1,240	477	2,461	864
Total Recoveries	$3,211	$1,236	$5,473	$6,329

Net charge-offs	(32,380)	(14,583)	(63,534)	(32,904)
Provision for credit losses - loans	17,870	7,400	47,920	48,177
Balance at the end of the period	$79,890	$98,773	$79,890	$98,773

Three Months Ended September 30, 2024 and 2023
The Company recorded a provision for credit losses on loans of $17.9 million in the three months ended September 30, 2024, compared to $7.4 million in the same period last year. In the third quarter of 2024, the provision for credit losses on loans includes $14.7 million to cover charge-offs, $2.3 million due to loan composition and volume changes, and $0.9 million due to credit quality and macro-economic factor updates.

During the three months ended September 30, 2024, charge-offs increased $19.8 million, or 125.0%, compared to the same period of the prior year. In the three months ended September 30, 2024, charge-offs include (i) $28.8 million related to six commercial loans; (ii) $4.1 million in consumer loans, primarily purchased indirect consumer loans, and (iii) $2.7 million in multiple smaller balance commercial and consumer loans. Charge-offs in the third quarter of 2024 were partially offset by $3.2 million in recoveries, which include $1.6 million related to one commercial loan and $1.6 million related to multiple commercial and consumer loan recoveries.
The ratio of net charge-offs over the average total loan portfolio held for investment was 1.90% in the third quarter of 2024, compared to 0.82% in the third quarter of 2023. See the 2023 Form 10-K for more information on charge-offs for the year ended December 31, 2023.

Nine Months Ended September 30, 2024 and 2023

The Company recorded a provision for credit losses on loans of $47.9 million in the nine months ended September 30, 2024, compared to $48.8 million in the same period last year. During this period, the provision for credit losses on loans included $51.9 million to cover charge-offs, and $6.5 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $6.1 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.

During the nine months ended September 30, 2024, charge-offs increased $29.8 million, or 75.9%, compared to the same period of the prior year. In the nine months ended September 30, 2024, charge-offs include: (i) $38.7 million related to seven commercial loans; (ii) $21.1 million related to multiple consumer and overdraft loans, primarily purchased indirect consumer loans, and (iii) $9.2 million in connection with multiple smaller commercial and real estate loans. Charge-offs in the nine months ended September 30, 2024 were partially offset by $5.2 million in recoveries, which include $2.7 million of a commercial loan and $2.4 million related to multiple commercial and consumer loan recoveries. The downgrades were not concentrated in a specific industry or geography.

In the nine months ended September 30, 2023, charge-offs included: (i) $6.5 million related to an equipment-financing commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023 and subsequently sold in the second quarter of 2023; (ii) $20.4 million related to multiple consumer loans, primarily purchased indirect consumer loans, and (iii) $12.3 million in connection with multiple commercial and real estate loans. Charge-offs in the first nine months of 2023, were partially offset primarily by a $3.1 million recovery from a Miami-based U.S. coffee trader (“the Coffee Trader”) charged-off in 2022.

The ratio of net charge-offs over the average total loan portfolio held for investment was 1.24% in the first nine months of 2024, compared to 0.63% in the first nine months of 2023.
During the nine months ended September 30, 2024, consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million. As of September 30, 2024, there where five loans recently downgraded totaling $4.9 million with appraisals older than 12 month, for which new appraisals have been ordered. No additional provision for credit losses were deemed necessary as a result of these valuations.
During the nine months ended 2023, consistent with the Company’s applicable policy, the Company obtained independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million, to support current ACL levels. No additional provision for credit losses were deemed necessary as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest (loss) Income
The table below sets forth a comparison for each of the categories of noninterest (loss) income for the periods presented.

	Three Months Ended September 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$5,046	10.6%	$5,053	23.1%	$(7)	(0.1)%
Brokerage, advisory and fiduciary activities	4,466	9.4%	4,370	19.9%	96	2.2%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,332	4.9%	1,483	6.8%	849	57.3%
Loan-level derivative income (2)	3,515	7.4%	1,196	5.5%	2,319	193.9%
Cards and trade finance servicing fees	1,430	3.0%	734	3.4%	696	94.8%
Gain on early extinguishment of FHLB advances, net	—	—%	7,010	32.0%	(7,010)	(100.0)%
Derivative (losses) gains, net (3)	—	—%	(77)	(0.4)%	77	(100.0)%
Securities losses, net (4)	(68,484)	(143.6)%	(54)	(0.3)%	(68,430)	NM
Other noninterest income (5)	4,012	8.3%	2,206	10.0%	1,806	81.9%
Total noninterest (loss) income	$(47,683)	(100.0)%	$21,921	100.0%	$(69,604)	(317.5)%

	Nine Months Ended September 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$14,652	106.4%	$14,952	22.0%	$(300)	(2.0)%
Brokerage, advisory and fiduciary activities	13,331	96.8%	12,808	18.9%	523	4.1%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	6,916	50.2%	4,324	6.4%	2,592	59.9%
Loan-level derivative income (2)	6,338	46.0%	3,743	5.5%	2,595	69.3%
Cards and trade finance servicing fees	3,984	28.9%	1,829	2.7%	2,155	117.8%
Gain on early extinguishment of FHLB advances, net	189	1.4%	33,623	49.5%	(33,434)	(99.4)%
Derivative (losses) gains, net (3)	(196)	(1.4)%	179	0.3%	(375)	(209.5)%
Securities losses, net (4)	(68,655)	(498.4)%	(11,022)	(16.2)%	(57,633)	522.9%
Other noninterest income (5)	9,666	70.1%	7,447	10.9%	2,219	29.8%
Total noninterest (loss) income	$(13,775)	(100.0)%	$67,883	100.0%	$(81,658)	(120.3)%
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
(4)    In the three and nine months ended September 30, 2024, includes a total net loss of $68.5 million as a result of the Securities Repositioning initiated during the third quarter of 2024.
(5)    Includes mortgage banking income of $2.8 million and $0.5 million in the three months ended September 30, 2024 and September 30, 2023, respectively, and $5.8 million and $3.9 million in the nine months ended September 30, 2024 and September 30, 2023, respectively, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. In addition, includes $0.5 million in BOLI death benefits received in the nine months ended September 30, 2024. Other sources of income in the periods shown include foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
NM- not meaningful

Three Months Ended September 30, 2024 and 2023
Total noninterest income decreased $69.6 million, or 317.5%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023 mainly due to: (i) higher securities losses as a result of the investment portfolio repositioning initiated during the third quarter of 2024, and (ii) the absence of the $7.0 million net gain on the early extinguishment of FHLB advances in the three months ended September 30, 2023. These decreases were partially offset by: (i) higher loan-level derivative income; (ii) higher other noninterest income; (iii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023 and; (iv) higher cards and trade servicing fees.

In the three months ended September 30, 2024, the Company had gains or losses associated with the early repayment of FHLB advances, compared to a net gain of $7.0 million on the early repayment of approximately $225 million of advances from the FHLB in the three months ended September 30, 2023.

Other noninterest income increased $1.8 million, or 81.9%, in the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by higher mortgage banking income.

Loan-level derivative income increased $2.3 million, or 193.9%, in the three months ended September 30, 2024 compared to the same period in 2023, mainly driven by a higher volume of derivative transactions with clients during the current quarter, compared to the same period of 2023. In addition, loan-level derivative income includes $1.6 million resulting from the unwinding of a swap related to the sale of a non-performing loan.

Our AUMs totaled $2.55 billion at September 30, 2024, an increase of $261.4 million, or 11.4%, from $2.29 billion at December 31, 2023, primarily driven by increased market valuations as well as net new assets as we continue to execute on our relationship-focused strategy.

Nine Months Ended September 30, 2024 and 2023

Total noninterest income decreased $81.7 million, or 120.3%, in the nine months ended September 30, 2024, compared to the same period in 2023, mainly due to: (i) higher securities losses as a result of the Securities Repositioning initiated during the third quarter of 2024; (ii) lower gains on the early extinguishment of advances from the FHLB in the nine months ended September 30, 2024 compared to the same period last year; (iii) having derivative losses in the nine months ended September 30, 2024 compared to gains in the same period in 2023, and (iv) lower deposits and service fees. These decreases were partially offset by: (i) higher loan-level derivative income; (ii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; (iii) higher other noninterest income; (iv) higher cards and trade servicing fees; and (v) higher brokerage, advisory and fiduciary fees.

In the nine months ended September 30, 2024, the Company recorded net gains of $0.2 million on the early repayment of approximately $915.0 million of advances from the FHLB. In the nine months ended September 30, 2023 the Company recorded a net gain of $33.6 million on the early extinguishment of approximately $1.1 billion of advances from the FHLB. These early repayments of advances from the FHLB are part of the Company’s asset/liability management strategies.

Other noninterest income increased $2.2 million, or 29.8%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by: (i) higher mortgage banking income; (ii) higher miscellaneous income; (iii) BOLI death benefit receipt of $0.5 million; and (iv) higher foreign currency valuation.

Deposits and service fees decreased $0.3 million, or 2.0%, in the nine months ended September 30, 2024 compared to the same period last year, primarily due to lower service charge income fees received during the period.

Loan-level derivative income increased $2.6 million, or 69.3%, in the nine months ended September 30, 2024 compared to the same period last year, mainly driven by a higher volume of derivative transactions with clients during the period compared to the same period last year. In addition, loan-level derivative income includes $1.6 million resulting from the unwinding of a swap related to the sale of a non-performing loan during the third quarter of 2024.

Brokerage, advisory and fiduciary activities increased $0.5 million, or 4.1%, in the nine months ended September 30, 2024 compared to the same period last year, primarily driven by higher brokerage fees as a result of higher equity trading volumes/commissions.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$34,979	45.9%	$31,334	48.6%	$3,645	11.6%
Professional and other services fees (2)	13,711	18.0%	5,325	8.3%	8,386	157.5%
Occupancy and equipment (3)	5,891	7.7%	7,293	11.3%	(1,402)	(19.2)%
Telecommunications and data processing (4)	2,991	3.9%	3,556	5.5%	(565)	(15.9)%
Advertising expenses	3,468	4.6%	2,724	4.2%	744	27.3%
FDIC assessments and insurance	2,863	3.8%	2,590	4.0%	273	10.5%
Depreciation and amortization (5)	1,737	2.3%	1,795	2.8%	(58)	(3.2)%
Losses on loans held for sale carried at the lower cost or fair value (6)	—	—%	5,562	8.6%	(5,562)	(100.0)%
Other real estate owned and repossessed assets expense, net (7)	5,535	7.3%	(134)	(0.2)%	5,669	NM
Loan-level derivative expense (9)	1,802	2.4%	18	—%	1,784	9,911.1%
Other operating expenses (10)	3,231	4.1%	4,357	6.9%	(1,126)	(25.8)%
Total noninterest expenses (11)	$76,208	100.0%	$64,420	100.0%	$11,788	18.3%

	Nine Months Ended September 30,				Change
	2024		2023		2024 vs 2023
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$101,794	47.1%	$100,457	49.8%	$1,337	1.3%
Professional and other services fees (2)	36,784	17.0%	20,368	10.1%	16,416	80.6%
Occupancy and equipment (3)	21,408	9.9%	20,828	10.3%	580	2.8%
Telecommunications and data processing (4)	9,256	4.3%	11,647	5.8%	(2,391)	(20.5)%
Advertising expenses	10,789	5.0%	9,642	4.8%	1,147	11.9%
FDIC assessments and insurance	8,643	4.0%	8,066	4.0%	577	7.2%
Depreciation and amortization (5)	4,866	2.3%	5,362	2.7%	(496)	(9.3)%
Losses on loans held for sale carried at the lower cost or fair value (6)	1,258	0.6%	5,562	2.8%	(4,304)	(77.4)%
Other real estate owned and repossessed assets expense, net (7)	5,033	2.3%	2,297	1.1%	2,736	119.1%
Contract termination costs (8)	—	—%	1,550	0.8%	(1,550)	(100.0)%
Loan-level derivative expense (9)	2,386	1.1%	1,728	0.9%	658	38.1%
Other operating expenses (10)	13,887	6.4%	14,146	6.9%	(259)	(1.8)%
Total noninterest expenses (11)	$216,104	100.0%	$201,653	100.0%	$14,451	7.2%
_______
(1)     Includes staff reduction costs of $0.5 million and $2.9 million in the three and nine months ended September 30, 2023, respectively, which consist of severance expenses primarily related to organizational rationalization.
(2) Includes $0.3 million in legal expenses in connection with the Houston Sale Transaction in the nine months ended September 30, 2024. Additionally, includes additional non-routine expenses of $4.6 million in the nine months ended September 30, 2023, related to the engagement of FIS. Lastly, includes recurring service fees in connection with the engagement of FIS in the three and nine month periods ended September 30, 2024.

(3) In the nine months ended September 30, 2024, includes fixed assets impairment charge of $3.4 million in connection with the Houston Sale Transaction. In each of the three and nine months ended September 30, 2023, includes a rent termination fee of $0.3 million in connection with the closure of a branch in Houston, Texas. In addition, in the nine months ended September 30, 2023, includes $0.6 million related to ROU asset impairment in connection with the closure of a branch in Miami, Florida in 2023 as well as $0.5 million related to ROU asset impairment in connection with the closure of a branch in Houston, Texas in 2023.
(4) Includes a charge of $1.4 million in the nine months ended September 30, 2023 related to the disposition of fixed assets due to the write off of in-development software.
(5) Includes a charge of $0.9 million in the nine month period ended September 30, 2023 for the accelerated depreciation of leasehold improvements in connection with the closure of a branch in Miami, Florida in 2023.
(6) In the nine months ended September 30, 2024, amount shown are in connection with the Houston Sale Transaction. In the three and nine month periods ended September 30, 2023, includes valuation allowance as a result of changes in the fair value of loans held for sale carried at the lower of cost or fair value.
(7) Includes OREO rental income of $0.5 million and $0.4 million in the three months ended September 30, 2024 and September 30, 2023, and $1.4 million and $0.9 million in the nine months ended September 30, 2024 and September 30, 2023, respectively. In addition, in the nine months ended September 30, 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million. Lastly, includes $5.7 million of OREO valuation expense in the three months ended September 30, 2024.
(8) Contract termination and related costs associated with third party vendors resulting from the Company’s transition to our new technology provider.
(9)     Includes service fees in connection with our loan-level derivative income generation activities.
(10) In the nine months ended September 30, 2024, includes broker fees of $0.3 million in connection with the Houston Sale Transaction. Additionally, in the nine months ended September 30, 2023, includes an impairment charge of $2.0 million related to an investment carried at cost and included in other assets. All periods shown includes mortgage loan origination and servicing expenses, charitable contributions, community engagement, postage and courier expenses, and debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan and other small expenses.
(11) Includes $3.9 million and $3.0 million in the three months ended September 30, 2024 and September 30, 2023, respectively, and $10.5 million and $10.9 million in the nine months ended September 30, 2024 and September 30, 2023, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM - not meaningful

Three Months Ended September 30, 2024 and 2023
Noninterest expense increased $11.8 million, or 18.3%, in the three months ended September 30, 2024 compared to the same period in 2023, mainly due to: (i) higher professional and other service fees; (ii) an increase in OREO expenses due to a $5.7 million valuation expense recorded during the quarter; (iii) higher salary and employee benefits; (iv) higher loan-level derivative expenses, and (v) higher advertising expenses. These increases were partially offset by: (i) the absence of a valuation expense of $5.6 million in the third quarter of 2023 related to the fair value adjustment of a New York-based CRE loan held for sale; (ii) lower occupancy and equipment expenses; (iii) lower other operating expenses, and (iv) lower telecommunication and data processing expenses.
Professional and other services fees increased $8.4 million, or 157.5%, in the three months ended September 30, 2024 compared to the same period last year. This was mainly driven by higher recurrent fees in connection with the current technology provider, and higher legal fees across various projects. These increases were partially offset by lower combined smaller vendor fees.

Other operating expenses decreased $1.1 million, or 25.8%, in the three months ended September 30, 2024 compared to the same period in 2023, mainly driven by (i) lower loan costs and mortgage loan servicing fees and (ii) lower business development expenses. This decrease was partially offset by: (i) higher expenses associated with operating charge-offs, (ii) higher public relations expenses, (iii) higher travel expenses; and (iv) higher training expenses.

Telecommunication and data processing expenses decreased $0.6 million, or 15.9%, in the three months ended September 30, 2024 compared to the same period last year, primarily driven by the absence of the additional expenses related to the old technology provider and lower ATM processing fees.

Salaries and employee benefits increased $3.6 million, or 11.6%, in the three months ended September 30, 2024 compared to the same period one year ago, mainly driven by: (i) higher salary expense as a result of the new hires and higher average FTEs during ther period; (ii) higher variable compensation and bonus accruals based on performance and production. This was partially offset by lower severance expenses in the third quarter of 2024. At September 30, 2024, our FTEs were 735, a net increase of 35 FTEs, or 5.0% compared to 700 FTEs at September 30, 2023.
Occupancy and equipment expenses decreased $1.4 million, or 19.2%, in the three months ended September 30, 2024 compared to the same period one year ago partially due to (i) the absence of additional expenses in the third quarter of 2023 related to a branch closure in Houston, Texas, and (ii) lower equipment maintenance expenses.

Loan-level derivative expenses increased $1.8 million in the three months ended September 30, 2024 compared to the same period last year, mainly driven by higher volume of derivative transactions during the third quarter of 2024. In addition, loan-level derivative expenses include $1.6 million resulting from the unwinding of a swap related to the sale of a non-performing loan

Nine Months Ended September 30, 2024 and 2023

Noninterest expense increased $14.5 million, or 7.2%, in the nine months ended September 30, 2024 compared to the same period in 2023, mainly due to: (i) higher professional and other service fees; (ii) an increase in OREO expenses due to a $5.7 million valuation expense recorded during the quarter; (iii) higher salary and employee benefits; (iv) higher advertising expenses; (v) higher loan-level derivative expenses; (vi) higher occupancy and equipment expenses; and (vii) higher FDIC assessments and insurance expenses. These increases were partially offset by: (i) a decrease in losses on loans held for sale due to lower valuation allowance in the first nine months of 2024 compared to 2023; (ii) lower telecommunication and data processing expenses; (iii) the absence of contract termination costs in the first nine months of 2024; (iv) lower depreciation and amortization expense; and (v) lower other operating expenses.

Professional and other services fees increased $16.4 million, or 80.6%, in the nine months ended September 30, 2024 compared to the same period last year. This was mainly driven by higher recurrent fees in connection with the current technology provider, and higher legal fees across various projects. These increases were partially offset by lower other professional fees.

Advertising expenses increased $1.1 million, or 11.9%, in the nine months ended September 30, 2024 compared to the same period last year, mainly due to higher expenses resulting from campaigns in connection with our partnerships with professional sports teams.

Telecommunication and data processing expenses decreased $2.4 million, or 20.5%, in the nine months ended September 30, 2024 compared to the same period last year, primarily driven by the absence of the additional expenses in the nine months ended 2023 in connection with the disposition of fixed assets due to the write off of in-development software.
FDIC assessments and insurance increased $0.6 million, or 7.2%, in the nine months ended September 30, 2024 compared to the same period last year, primarily driven by higher FDIC assessment rates and higher average assets.

Depreciation and amortization expenses decreased $0.5 million, or 9.3%, in the nine months ended September 30, 2024 compared to the same period last year. This was mainly driven by lower leasehold improvement charges associated with branches as well as various depreciation associated with computer hardware.

Salaries and employee benefits increased $1.3 million, or 1.3%, in the nine months ended September 30, 2024 compared to the same period one year ago, mainly driven by: (i) higher salaries in connection with new hires and (ii) higher variable compensation and bonus accruals based on performance and production. These results were partially offset by lower severance expenses.

Occupancy and equipment expenses increased $0.6 million, or 2.8%, in the nine months ended September 30, 2024 compared to the same period one year ago primarily due to an impairment charge of $3.4 million in connection with the Houston Sale Transaction. This increase was partially offset by a decrease in software expenses.

Loan-level derivative expenses increased $0.7 million, or 38.1%, in the nine months ended September 30, 2024 compared to the same period last year, mainly driven by higher volume of derivative transactions in the first nine months of 2024. In addition, loan-level derivative expenses include $1.6 million resulting from the unwinding of a swap related to the sale of a non-performing loan during the third quarter of 2024.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023
(in thousands, except effective tax rates and percentages)
(Loss) income before income tax expense	$(61,892)	$28,078	$(89,970)	(320.4)%	$(42,107)	$62,240	$(104,347)	(167.7)%
Income tax (benefit) expense	$(13,728)	$6,337	$(20,065)	(316.6)%	$(9,474)	$13,511	$(22,985)	(170.1)%
Effective income tax rate	22.18%	22.57%	(0.39)%	(1.7)%	22.50%	21.71%	0.79%	3.6%

In the three and nine months ended September 30, 2024, the Company recorded an income tax benefit compared to an income tax expense in the comparable periods of 2023, mainly driven by the net loss recorded in the current periods arising from the Securities Repositioning initiated in the three and nine months ended September 30, 2024.
As of September 30, 2024, the Company’s net deferred tax assets were $41.1 million, a decrease of $14.5 million, or 26.1%, compared to $55.6 million as of December 31, 2023. This result was mainly driven by: (i) a decrease of $19.6 million in unrealized holding losses on debt securities available for sale in the current period, and (ii) the realization of the tax benefit in the first nine months of 2024 related to the valuation allowance on loans held for sale recorded in the fourth quarter of 2023 of $35.5 million.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with Generally Accepted Accounting Principles (GAAP) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “core noninterest income” and “core noninterest expenses”, “tangible stockholders’ equity (book value) per common share”, “tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity”, and “tangible stockholders' equity (book value) per common share, adjusted for net unrealized accumulated losses on debt securities held to maturity”. This supplemental information is not required by or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures” and they should not be considered in isolation or as a substitute for the GAAP measures presented herein.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2024, and including the effect of non-routine items such as the sale of loans and securities (including the Securities Repositioning initiated at the end of the third quarter of 2024) and other repossessed assets, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, the early repayment of FHLB advances, impairment of investments, and other non-routine actions intended to improve customer service and operating performance, as well as certain non-routine items recorded in 2024 in connection with the Houston Sale Transaction. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR, Core PPNR, core noninterest income and core noninterest expense, non-GAAP financial measures, as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net (loss) income attributable to Amerant Bancorp Inc.	$(48,164)	$22,119	$(32,633)	$49,613
Plus: provision for credit losses (1)	19,000	8,000	50,550	48,777
Plus: provision for income tax (benefit) expense	(13,728)	6,337	(9,474)	13,511
Pre-provision net revenue (PPNR)	(42,892)	36,456	8,443	111,901
Plus: non-routine noninterest expense items	5,672	6,303	11,234	23,058
Less: non-routine noninterest income items	68,484	(6,879)	68,662	(22,780)
Core pre-provision net revenue (Core PPNR)	$31,264	$35,880	$88,339	$112,179

Total noninterest (loss) income	$(47,683)	$21,921	$(13,775)	$67,883
Less: Non-routine noninterest (loss) income items:
Derivatives (losses) gains, net	—	(77)	(196)	179
Securities losses, net	(68,484)	(54)	(68,655)	(11,022)
Gains on early extinguishment of FHLB advances, net	—	7,010	189	33,623
Total non-routine noninterest (loss) income items	$(68,484)	$6,879	$(68,662)	$22,780
Core noninterest income	$20,801	$15,042	$54,887	$45,103

Total noninterest expenses	$76,208	$64,420	$216,104	$201,653
Less: non-routine noninterest expense items
Restructuring costs (2):
Staff reduction costs (3)	—	489	—	2,886
Contract termination costs (4)	—	—	—	1,550
Consulting and other professional fees and software expenses (5)	—	—	—	4,750
Disposition of fixed assets (6)	—	—	—	1,419
Branch closure expenses and related charges (7)	—	252	—	2,279
Total restructuring costs	—	741	—	12,884
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower of cost or fair value (8)	—	5,562	1,258	5,562
Goodwill and intangible assets impairment (8)	—	—	300	—
Legal and broker fees (8)	—	—	561	—
Loss on sale of repossessed assets and other real estate owned valuation expense (9)	5,672	—	5,672	2,649
Fixed assets impairment (8)(10)	—	—	3,443	—
Impairment charge on investment carried at cost	—	—	—	1,963
Total non-routine noninterest expense items	$5,672	$6,303	$11,234	$23,058
Core noninterest expenses	$70,536	$58,117	$204,870	$178,595
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
(5) In the nine months ended September 30, 2023, includes nonrecurrent expenses of $4.6 million in connection with the engagement of FIS.
(6) In the nine months ended September 30, 2023, includes expenses in connection with the disposition of fixed assets due to the write off of in-development software.
(7) In each of the three and nine month periods ended September 30, 2023, includes expenses in connection with the closure of a branch in Houston, Texas in 2023. In addition, in the nine months ended September 30, 2023, includes expenses associated with the closure of a branch in Miami, Florida in 2023, including $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use, or ROU asset impairment. Furthermore, in the nine months ended September 30, 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023.
(8) In the nine months ended September 30, 2024, amounts shown are in connection with the Houston Sale Transaction.
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

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of September 30, 2024	As of December 31, 2023

Stockholders' equity	$902,888	$736,068
Less: goodwill and other intangibles (1)	(24,366)	(25,029)
Tangible common stockholders' equity	$878,522	$711,039
Total assets	10,353,127	9,716,327
Less: goodwill and other intangibles (1)	(24,366)	(25,029)
Tangible assets	$10,328,761	$9,691,298
Common shares outstanding	42,103,623	33,603,242
Tangible common equity ratio	8.51%	7.34%
Stockholders' book value per common share	$21.44	$21.90
Tangible stockholders' equity book value per common share	$20.87	$21.16

Tangible common stockholders' equity	$878,522	$711,039
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	—	(16,197)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$878,522	$694,842
Tangible assets	$10,328,761	$9,691,298
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	—	(16,197)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$10,328,761	$9,675,101
Common shares outstanding	42,103,623	33,603,242
Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	8.51%	7.18%
Tangible stockholders' book value per common share, adjusted for net unrealized accumulated losses on debt securities held to maturity	$20.87	$20.68
(1)    At September 30, 2024 and December 31, 2023, other intangible assets consist primarily of naming rights of $2.1 million and $2.5 million, respectively, and mortgage servicing rights (“MSRs”) of $1.4 million and $1.4 million, respectively.
(2)    There were no debt securities held to maturity at September 30, 2024. At December 31, 2023, amounts were calculated based upon the fair value of debt securities held to maturity, and assuming a tax rate of 25.36%, respectively.

Financial Condition - Comparison of Financial Condition as of September 30, 2024 and December 31, 2023
Assets. Total assets were $10.35 billion as of September 30, 2024, an increase of $636.8 million, or 6.6%, compared to $9.72 billion at December 31, 2023. This result was primarily driven by increases of: (i) $350.0 million, or 108.7%, in cash and cash equivalents; (ii) $312.7 million, or 4.4%, in total loans held for investment, net of the ACL, and loans held for sale, and (iii) $45.6 million, or 3.0%, in total securities, mainly debt securities available for sale. The increases were partially offset by decreases of: (i) $226.6 million, or 100.0%, in debt securities held for maturity as a result of the Company’s Securities Repositioning, (ii) $18.3 million, or 15.5%, in operating lease right-of-use assets; and (iii) $34.1 million, or 13.3%, in accrued interest receivable and other assets primarily driven by collection of a receivable from an insurance carrier for $62.5 million in connection with the restructuring of the Company’s BOLI policies completed in the fourth quarter of 2023. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
As of September 30, 2024, securities sold and securities purchased which were pending settlement at that date totaled approximately $24.9 million and $23.1 million, respectively, and are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. These balances were settled in October 2024. Additionally, total accrued interest receivable and other assets at September 30, 2024 include premises and equipment for $8.0 million, operating lease right-of-use assets for $6.5 million, and other assets for $6.9 million which the Company reclassified to held for sale as part of the Houston Sale Transaction. See “Our Company- Business Developments” for additional information.
Cash and Cash Equivalents. Cash and cash equivalents increased to $671.8 million at September 30, 2024 from $321.9 million at December 31, 2023, primarily as a result of an increase in interest earning cash balances.
At September 30, 2024 and December 31, 2023, cash balances held at the Federal Reserve Bank were $613 million and $246 million, respectively. In addition, at September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included restricted cash of $10.1 million and $25.8 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included other short-term investments of $6.9 million and $6.1 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $4.7 million in the nine months ended September 30, 2024, mainly driven by: (i) a non-cash adjustment of $68.7 million in connection with losses on securities; (ii) a non-cash adjustment of $50.6 million for the provision for credit losses; and (iii) other non-cash adjustments totaling $4.2 million. This was partially offset by: (i) a net decrease in operating assets and liabilities of $46.8 million; (ii) net originations of mortgage loans held for sale at fair value of $39.3 million, and (iii) the net loss of $32.6 million.
Net cash used in investing activities was $278.3 million during the nine months ended September 30, 2024, mainly driven by: (i) a net increase in loans originated for investment of $788.6 million, and (ii) purchases of investment securities totaling $288.1 million. These disbursements were partially offset by: (i) proceeds of sale of loans carried at the lower of cost or fair value and held for investment totaling $469.9 million; (ii) $62.7 million collected from insurance carriers during the first nine months of 2024 in connection with the restructuring of BOLI completed in 2023; (iii) maturities, sales, calls and paydowns of investment securities totaling $271.2 million and; (iv) BOLI death benefits received of $1.2 million. See the 2023 Form 10-K for more information on the restructuring of BOLI.

In the nine months ended September 30, 2024, net cash provided by financing activities was $623.6 million. These activities included: (i) net proceeds from advances from the FHLB of $270.2 million; (ii) net proceeds from our common stock issuance of $155.8 million; (iii) an increase in total demand, savings and money market deposit balances of $109.6 million, and (iv) a net increase of $106.5 million in time deposits. These proceeds were partially offset by: (i) $9.0 million of dividends declared and paid by the Company in the nine months ended September 30, 2024, and (ii) an aggregate of $7.6 million of Class A common stock repurchased in the first nine months of 2024. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the first nine months ended September 30, 2024.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2024	December 31, 2023
(in thousands, except percentages)
Total loans, gross (1)	$7,561,963	$7,264,912
Total loans, gross / total assets	73.0%	74.8%

Allowance for credit losses	$79,890	$95,504
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.15%	1.39%

Total loans, net (3)	$7,482,073	$7,169,408
Total loans, net / total assets	72.3%	73.8%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses on loans. At September 30, 2024 and December 31, 2023, there were $43.9 million and $26.2 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities. In addition, September 30, 2024 and December 31, 2023, includes $553.9 million and $365.2 million respectively, in loans held for sale carried at the lower of estimated cost or fair value.
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

(in thousands)	September 30, 2024	December 31, 2023
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,688,308	$1,616,200
Multi-family residential	351,815	407,214
Land development and construction loans	421,489	300,378
	2,461,612	2,323,792
Single-family residential	1,459,552	1,422,113
Owner occupied	1,001,762	1,175,331
	4,922,926	4,921,236
Commercial loans (1)	1,630,018	1,461,269
Loans to financial institutions and acceptances	92,489	13,375
Consumer loans and overdrafts (2) (3)	277,032	389,991
Total Domestic Loans	6,922,465	6,785,871

International Loans:
Real Estate Loans
Single-family residential (4)	40,047	44,495
Commercial loans	300	41,918
Consumer loans and overdrafts (5)	1,359	1,209
Total International Loans	41,706	87,622
Total Loans held for investment	$6,964,171	$6,873,493

__________________
(1)    As of September 30, 2024 and December 31, 2023, includes $50.9 million and $56.5 million, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(2)    Includes customers’ overdraft balances totaling $0.1 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively.
(3)    Includes indirect lending loans purchased with an outstanding balance of $103.9 million and $210.9 million at September 30, 2024 and December 31, 2023, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at September 30, 2024 and December 31, 2023 is depicted in the following table:

(in thousands)	September 30, 2024	December 31, 2023
Retail (1)	$738,626	$728,349
Multifamily	351,815	407,214
Office Space	432,170	347,649
Specialty (2)	158,559	152,277
Land and Construction	421,489	300,378
Hospitality	286,756	282,085
Industrial and Warehouse	72,197	105,840
Total CRE (3)	$2,461,612	$2,323,792
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
(3)     Includes loans held for investment in the NY loan portfolio, which were $223.0 million at September 30, 2024 and $217.0 million at December 31, 2023.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	September 30, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$111,591	$—
Multi-family residential	—	309,612
Land development and construction loans	35,020	55,607
	146,611	365,219
Single-family residential	87,820	—
Owner occupied	221,774	—
	456,205	365,219
Commercial loans	87,866	—
Consumer loans	9,870	—
Total loans held for sale at the lower of cost or fair value	553,941	365,219

Mortgage loans held for sale at fair value
Land development and construction loans	10,608	12,778
Single-family residential	33,243	13,422
Total mortgage loans held for sale at fair value (1)(2)	43,851	26,200
Total loans held for sale (3)	$597,792	$391,419
___________

(1)In the first nine months of 2024, the Company transferred $18.6 million and $9.5 million of land development and construction loans and single-family residential loans, respectively, from the loans held for sale to the loans held for investment category. See 2023 Form 10-K on transfer activities in 2023.
(2)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(3)As of September 30, 2024, there were $0.6 million in loans between 60 and 90 days past due (None at December 30, 2023); all loans remained in accrual status at each of the periods shown.

At September 30, 2024 and December 31, 2023, there were $43.9 million and $26.2 million, respectively, of mortgage loans held for sale carried at their estimated fair value.

As of September 30, 2024 and December 31, 2023, the Company had $553.9 million and $365.2 million in loans held for sale carried at the lower of cost or fair value, which were previously recorded as loans held for investment. In the second quarter of 2024, the Company transferred an aggregate of $553.1 million in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2023, the Company transferred an aggregate of $401.0 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as a result of this transaction in 2024.

As of September 30, 2024, total loans held for investment were $7.0 billion, up $90.7 million, or 1.3%, compared to $6.9 billion at December 31, 2023. Domestic loans held for investment increased $136.6 million, or 2.0%, as of September 30, 2024, compared to December 31, 2023. Excluding the impact of the aforementioned transfer to held for sale of Houston loans, domestic loans held for investment increased $690.5 million in the first nine months of 2024. The increase in total domestic loans held for investment includes: (i) a net increase of $137.8 million, or 5.9% in domestic CRE loans; (ii) a net increase of $168.7 million, or 11.5% in domestic commercial loans, including $41.7 million in connection with a commercial loan relationship formerly domiciled outside the US, and (iii) a net increase of $37.4 million, or 2.6% in domestic single-family residential loans. These increases were partially offset by a net decrease of $173.6 million, or 14.8%, ain domestic owner occupied loans. In addition, there was a decrease in domestic consumer loans of $113.0 million, or 29.0%, in the first nine months of 2024, as the Company discontinued the purchases of indirect consumer loans in 2023 and such indirect lending portfolio is set to runoff over time.

In the nine months ended September 30, 2024, the Company has added approximately $276.0 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America decreased $45.9 million, or 52.4%, in the nine months ended September 30, 2024, mainly driven by $41.7 million in connection with a commercial loan relationship which is now domiciled in the US, and pay downs totaling $4.2 million to existing single family residential loans.

As of September 30, 2024, loans under syndication facilities, included in loans held for investment, were $390.6 million, an increase of $118.8 million, or 43.7%, compared to $271.8 million at December 31, 2023. This was mainly driven by a net increase of $127.8 million in club deals partially offset by a net decrease of $9.0 million of Shared National Credit Facilities (“SNC”). At September 30, 2024 and December 31, 2023, loans under SNC facilities held for investment were $77.9 million and $87.0 million, respectively. As of September 30, 2024, there were no SNC loans that financed highly leveraged transactions, compared to $5.5 million, or 0.1%, of total loans as of December 31, 2023.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. Dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	September 30, 2024		December 31, 2023
	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
(in thousands, except percentages)
Venezuela (2)	$33,556	0.3%	$37,699	0.4%
Other	8,150	0.1%	49,923	0.5%
Total	$41,706	0.4%	$87,622	0.9%
_________________
(1)    Consists of outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $7.8 million and $7.2 million as of September 30, 2024 and December 31, 2023, respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $33.4 million and $37.7 million as of September 30, 2024 and December 31, 2023, respectively.
.

The maturities of our outstanding international loans were:

	September 30, 2024				December 31, 2023
	Less than 1 year	1-3 Years	More than 3 years	Total	Less than 1 year	1-3 Years	More than 3 years	Total
(in thousands)
Venezuela	$168	$—	$33,388	$33,556	$262	$—	$37,437	$37,699
Other	300	1,228	6,622	8,150	3,180	5,725	41,018	49,923
Total	$468	$1,228	$40,010	$41,706	$3,442	$5,725	$78,455	$87,622

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

	September 30, 2024		December 31, 2023
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate (2)	$16,953	37.9%	$25,876	35.8%
Commercial	38,905	38.1%	41,809	39.0%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	24,032	23.8%	27,819	25.0%
Total Allowance for Credit Losses	$79,890	100.0%	$95,504	100.0%
% of Total Loans held for investment	1.15%		1.39%
__________________
(1)     Includes (i) unsecured indirect consumer loans (domestic) to qualified individuals purchased in 2022, 2021 and 2020; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. There have been no material changes in our policies and methodology to estimate the ACL in the nine months ended September 30, 2024.

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

	September 30, 2024	December 31, 2023
(in thousands)
Non-Accrual Loans
Domestic Loans:
Commercial real estate (CRE)
Non-owner occupied	$1,916	$—
Multi-family residential	—	8
	1,916	8
Single-family residential	13,452	2,459
Owner occupied	29,240	3,822
	44,608	6,289
Commercial loans	68,654	21,949
Consumer loans and overdrafts	—	38
Total Non-Accrual Loans	$113,262	$28,276

Past Due Accruing Loans (1)
Real Estate Loans
Single-family residential	$1,129	$5,218
Commercial	104	857
Consumer loans and overdrafts	434	49
Total Past Due Accruing Loans	1,667	6,124

Total Non-Performing Loans	$114,929	$34,400
OREO and other repossessed assets	14,509	20,181
Total Non-Performing Assets	$129,438	$54,581
______________
(1)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$8	$7,677	$3,822	$22,806	$—	$87	$20,181	$54,581
Plus: loans placed in nonaccrual status	4,270	13,165	59,350	102,863	—	21,105	—	200,753
Less: nonaccrual loan charge-offs	(591)	—	—	(47,294)	—	(21,122)	—	(69,007)
Less: nonaccrual loans sold, net of charge offs	(1,768)	—	(30,249)	(3,342)	—	—	—	(35,359)
Less: nonaccrual loan collections and others	(3)	(2,172)	(3,683)	(5,522)	—	(21)	—	(11,401)
(Less) Plus: (decrease) increase in past-due accruing loans	—	(4,089)	—	(753)	—	385	—	(4,457)
Loans returned to accrual status	—	—	—	—	—	—	—	—
OREO valuation expense	—	—	—	—	—	—	(5,672)	(5,672)
Balances at end of period	$1,916	$14,581	$29,240	$68,758	$—	$434	$14,509	$129,438

The increase in nonperforming loans during the nine months ended September 30, 2024 was primarily due to certain loans that were downgraded based on updated borrowers’ financial statements received in the second and third quarters of 2024. See discussion on Classified and Special Mention Loans below for more details.

We recognized no interest income on nonaccrual loans during the nine months ended September 30, 2024 and 2023.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2024				December 31, 2023
(in thousands)	Special Mention	Substandard (2)	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$34,374	$1,916	$—	$36,290	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	8	—	8
Single-family residential (2)	—	13,544	—	13,544	—	2,800	—	2,800
Owner occupied	29,603	29,310	—	58,913	15,723	3,890	—	19,613
	63,977	44,770	—	108,747	15,723	6,698	—	22,421
Commercial loans (2)	12,442	69,429	—	81,871	30,261	22,971	—	53,232
Consumer loans and overdrafts	—	—	—	—	—	41	—	41
	$76,419	$114,199	$—	$190,618	$45,984	$29,710	$—	$75,694
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) Substandard loans balances for single-family residential and commercial loans differ slightly from the balances included in our press release to report the Company’s financial results for the fiscal quarter ended September 30, 2024 dated October 23, 2024.

Classified Loans. Classified loans include substandard and doubtful loans. Substandard loans as of September 30, 2024, include 11 downgraded commercial and owner occupied loans totaling $88.1 million, and two commercial real estate loans totaling $7.3 million. For more information on the activity of Classified loans in the nine months ended September 30, 2024, please refer to non-performing assets table above. All nonaccrual loans are classified as Substandard.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$—	$—	$15,723	$30,261	$—	$—	$45,984
Downgrades to Special Mention	34,438	—	32,961	48,174	—	—	115,573
Upgrades to Pass	—	—	(5,056)	(3,056)	—	—	(8,112)
Downgrades to Substandard	—	—	(13,932)	(62,889)	—	—	(76,821)
Payoffs/Paydowns	(64)	—	(93)	(48)	—	—	(205)
Balances at end of period	$34,374	$—	$29,603	$12,442	$—	$—	$76,419

All special mention loans remained current at September 30, 2024 with the exception of one relationship totaling $5.5 million being over thirty days past due.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2024 and December 31, 2023, are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Real estate loans
Single-family residential (1)	229	221
Owner occupied	70	78
	299	299
Commercial loans	778	967
	$1,077	$1,266
__________
(1) Corresponds to both domestic and international single-family residential loans.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2024 and December 31, 2023. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less ACL if required. The Company determined that an ACL on its debt securities available for sale at September 30, 2024 and December 31, 2023 was not required. In the nine months ended September 30, 2024, the Company reclassified all its debt securities held to maturity to the available for sale category. As a result, there are no debt securities held to maturity as of September 30, 2024. The Company determined that an ACL on its debt securities held to maturity as of December 31, 2023 was not required.

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. government-sponsored enterprise debt securities	$831,830	53.9%	$557,307	37.2%
Corporate debt securities (1) (2)	136,766	8.9%	260,802	17.4%
U.S. government agency debt securities	504,150	32.7%	390,777	26.1%
U.S. treasury securities	1,999	0.1%	1,991	0.1%
Municipal bonds	1,633	0.1%	1,668	0.1%
Collateralized loan obligations	—	—%	4,957	0.4%
	$1,476,378	95.7%	$1,217,502	81.3%

Debt securities held to maturity (3)	$—	—%	$226,645	15.1%

Equity securities with readily determinable fair value not held for trading (4)	$2,562	0.2%	$2,534	0.2%

Other securities (5):	$63,604	4.1%	$50,294	3.4%
	$1,542,544	100.0%	$1,496,975	100.0%
__________________
(1)    As of September 30, 2024 and December 31, 2023 corporate debt includes $10.7 million and $10.5 million, respectively, of debt securities issued by foreign corporate entities. The securities’ issuers were from Canada in two different sectors at September 30, 2024, and at December 31, 2023. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(2)    As of September 30, 2024, as a result of the Company’s Securities Repositioning strategy, the Company sold its debt securities issued by domestic corporate entities including subordinated debt securities issued by financial institutions.
(3)    During the third quarter of 2024, the Company executed the Securities Repositioning and transferred all its debt securities held to maturity to the available for sale category.
(4)    In 2023, the Company purchased an investment in an open-end fund incorporated in the U.S with an original cost of $2.5 million. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(5)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of September 30, 2024, total securities increased $45.6 million, or 3.0%, to $1.54 billion compared to $1.50 billion at December 31, 2023. The increase in the nine months ended September 30, 2024 was mainly driven by purchases of debt securities held for sale and FHLB stock totaling $288.1 million. This increase was partially offset by: (i) maturities, sales, calls and pay downs, totaling $271.2 million, and (ii) net pre-tax unrealized holding losses, on debt securities available for sale of $78.2 million primarily attributable to changes in market interest rates during the period.
Upon successfully completing the Public Offering, the Company initiated the Securities Repositioning aimed at improving yields, increasing liquidity and de-risking the securities portfolio. As part of this strategy, in the third quarter of 2024, the Company: (i) transferred at their fair value (which was below their amortized cost basis) all of the debt securities previously classified as held to maturity and carried at amortized cost to the debt securities available for sale category; (ii) sold all of the Company’s investments in subordinated debt securities, included in corporate debt securities, which resulted in a pre-tax loss on sale of approximately $6.7 million in the third quarter of 2024; and (iii) decided to sell all other corporate debt securities. In addition, as a result of its decision to sell all debt securities available for sale (including those previously classified as held to maturity) which had accumulated unrealized losses and met the criteria for inclusion in the Securities Repositioning, the Company recorded a pre-tax impairment loss totaling approximately $61.8 million on debt securities available for sale which resulted in a write down of their previous amortized cost to their estimated fair value as of September 30, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million as a result of the subsequent decline in fair market value of the securities.
Debt securities available for sale had net unrealized holding losses of $26.5 million and net unrealized holding gains of $7.7 million at September 30, 2024, compared to December 31, 2023 when net unrealized holding losses were $100.3 million and net unrealized holding gains were $3.2 million. During the nine months ended September 30, 2024, the Company recorded pre-tax unrealized holding gains of $78.2 million which are included in accumulated other comprehensive income for the period. This includes $68.7 million of pre-tax reclassification adjustment for net losses included in the net loss for period due to the pre-tax impairment loss of approximately $61.8 million, and the loss on sale on debt securities available for sale of approximately $6.7 million, as a result of the Securities Repositioning.The Company wrote down the previous amortized cost on these securities to their estimated fair value as of September 30, 2024.
Except for the debt securities available for sale that met the criteria for inclusion in the Securities Repositioning, the Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of September 30, 2024 and December 31, 2023.
As a result of the Securities Repositioning in the third quarter of 2024, which included transferring all debt securities previously classified as held to maturity to the available for sale category, the Company does not have any debt securities classified as held to maturity at September 30, 2024.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2024 and December 31, 2023. Similar to the table above, the book value for securities available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

September 30, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$831,830	4.28%	$231	2.94%	$44,490	1.22%	$65,090	3.99%	$722,019	4.50%	$—	—%
Corporate debt-domestic	126,056	4.84%	6,973	4.96%	68,001	5.23%	39,522	4.46%	11,560	3.72%	—	—%
U.S. Government agency debt	504,150	4.91%	1,160	4.20%	2,876	6.02%	3,885	6.03%	496,229	4.90%	—	—%
Municipal bonds	1,633	2.52%	—	—%	—	—%	347	2.02%	1,286	2.65%	—	—%
Corporate debt-foreign	10,710	5.12%	—	—%	10,710	5.12%	—	—%	—	—%	—	—%
Collateralized loan obligations	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
U.S. treasury securities	1,999	4.47%	1,999	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,476,378	4.55%	$10,363	4.74%	$126,077	3.82%	$108,844	4.23%	$1,231,094	4.65%	$—	—%

Debt securities held to maturity	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,562	2.94%	—	—%	—	—%	—	—	—	—%	2,562	2.94%

Other securities	$63,604	7.09%	$—	—%	$—	—%	$—	—%	$—		$63,604	7.09%
	$1,542,544	4.65%	$10,363	4.74%	$126,077	3.82%	$108,844	4.23%	$1,231,094	4.65%	$66,166	6.93%

December 31, 2023
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government sponsored enterprise debt	$557,307	3.98%	$616	2.82%	$36,757	3.22%	$28,642	4.12%	$491,292	4.03%	$—	—%
Corporate debt-domestic	250,351	4.42%	—	—%	89,262	5.42%	149,868	3.87%	11,221	3.71%	—	—%
U.S. Government agency debt	390,777	4.10%	134	3.05%	2,294	4.17%	6,167	6.34%	382,182	4.06%	—	—%
Municipal bonds	1,668	2.44%	—	—%	—	—%	347	1.91%	1,321	2.58%	—	—%
Corporate debt-foreign	10,451	3.64%	—	—%	8,368	3.81%	2,083	2.98%	—	—%	—	—%
Collateralized loan obligations	4,957	6.57%	—	—%	—	—%	—	—%	4,957	6.57%	—	—%
U.S. treasury securities	1,991	4.47%	1,991	4.47%	—	—%	—	—%	—	—%	—	—%
	$1,217,502	4.12%	$2,741	4.03%	$136,681	4.71%	$187,107	3.98%	$890,973	4.05%	$—	—%

Debt securities held to maturity	$226,645	3.40%	$—	—%	$—	—%	$19,099	2.30%	$207,546	3.50%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,534	2.80%	—	—%	—	—%	—	—%	—	—%	2,534	2.8%

Other securities	$50,294	6.89%	$—	—%	$—	—%	$—	—%	$—	—%	$50,294	6.89%
	$1,496,975	4.10%	$2,741	4.03%	$136,681	4.71%	$206,206	3.82%	$1,098,519	3.95%	$52,828	6.69%

The investment portfolio’s weighted expected average effective duration decreased to 4.9 years at September 30, 2024 compared to 5.0 years at December 31, 2023, due to expected lower rates and the effect of the Securities Repositioning, previously discussed.

Liabilities
Total liabilities were $9.45 billion at September 30, 2024, an increase of $470.0 million, or 5.2%, compared to $9.0 billion at December 31, 2023. This was primarily driven by an increase of (i) $270.0 million, or 41.9%, in advances from the FHLB; (ii) $216.1 million, or 2.7%, in total deposits, mainly due to an increase in savings and money market deposits; and $0.8 million, or 0.5%, in accounts payable, accrued liabilities and other liabilities. These increases were partially offset by a decrease of $17.3 million, or 14.0%, in operating lease liabilities. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits. Total accounts payable, accrued liabilities and other liabilities as of September 30, 2024 include approximately $12.9 million in connection with the Houston Sale Transaction. See “Our Company- Business Developments” for additional information.

Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa, and the opening of new banking centers in various locations in Florida in the first nine months of 2024. Total deposits as of September 30, 2024 include deposits held for sale of approximately $590.7 million in connection with the Houston Sale Transaction. See “Our Company- Business Developments” for additional information.

Total deposits were $8.11 billion at September 30, 2024, an increase of $216.1 million, or 2.7%, compared to December 31, 2023. The increase in deposits in the nine months ended September 30, 2024 was mainly due to an increase of: (i) $225.5 million, or 14.0%, in savings and money market deposits; (ii) $106.5 million, or 4.6%, in time deposits; and (iii) $55.1 million, or 3.9%, in noninterest bearing demand deposits. These increases were partially offset by a decrease of $171.0 million, or 6.7% in interest bearing deposits.

The $106.5 million, or 4.6%, net increase in time deposits includes an increase of $124.4 million, or 7.9% in customer CDs. This was partially offset by a decrease of $17.9 million, or 2.5% in brokered time deposits.

The $171.0 million, or 6.7% decrease in interest-bearing demand deposits was primarily due to decreases in higher-cost municipal deposits, as well as international personal deposit accounts during the period.

As of September 30, 2024 total brokered deposits were $701.8 million, a decrease of $35.1 million, or 4.8%, compared to $736.9 million at December 31, 2023.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2024	December 31, 2023	Amount	%
Deposits
Domestic (1)	$5,553,336	$5,430,059	$123,277	2.3%
Foreign:
Venezuela (2)	1,887,282	1,870,979	16,303	0.9%
Others (3)	670,326	593,825	76,501	12.9%
Total foreign	2,557,608	2,464,804	92,804	3.8%
Total deposits	$8,110,944	$7,894,863	$216,081	2.7%
_________________
(1)    Includes brokered deposits of $701.8 million and $736.9 million at September 30, 2024 and December 31, 2023, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits increased $123.3 million, or 2.3%, in the nine months ended September 30, 2024, primarily driven by increases of: (i) $236.1 million in savings and money market accounts; (ii) $29.0 million in domestic noninterest bearing accounts; and (iii) $43.8 million in domestic customer time deposits. These increases were partially offset by decreases of: (i)$173.8 million in domestic interest bearing accounts; and (ii) $11.8 million in domestic brokered time deposits.
During the nine months ended September 30, 2024, total foreign deposits increased $92.8 million, or 3.8%, primarily driven by an increase of $16.3 million, or 0.9%, in deposits from customers domiciled in Venezuela, mostly in time deposits and noninterest bearing deposits. There was also an increase of $76.5 million, or 12.9%, in deposits from countries other than Venezuela.

Core Deposits
Our core deposits were $5.71 billion and $5.60 billion as of September 30, 2024 and December 31, 2023, respectively. Core deposits represented 70.4% and 70.9% of our total deposits at those dates, respectively. The increase of $109.6 million, or 2.0%, in core deposits in the nine months ended September 30, 2024 was mainly driven by increase in savings and money market deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of September 30, 2024, we had $701.8 million in brokered deposits, which represented 8.7% of our total deposits at that date (9.3% as of December 31, 2023). As of September 30, 2024, brokered deposits decreased $35.1 million, or 4.8%, compared to $736.9 million as of December 31, 2023, mainly due to maturities of brokered time deposits, partially offset by new issuances during the period. As of September 30, 2024 and December 31, 2023, brokered deposits included time deposits of $701.6 million and $719.5 million, respectively. We had no significant brokered interest bearing demand and money market deposits as of September 30, 2024. ($17.4 million as of December 31, 2023). The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At September 30, 2024 and December 31, 2023, our large fund providers included 15 and 19 deposit relationships, respectively, with total balances of $783.7 million and $1.1 billion, respectively. The decrease in balances from large fund providers in the nine months ended September 30, 2024 was mainly driven by the decrease in higher-cost municipal deposits as the Company continues its focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands, except percentages)
Less than 3 months	$403,429	28.8%	$178,102	13.7%
3 to 6 months	458,906	32.7%	239,843	18.4%
6 to 12 months	373,825	26.7%	698,897	53.6%
1 to 3 years	141,167	10.1%	174,792	13.4%
Over 3 years	25,175	1.7%	12,974	0.9%
Total	$1,402,502	100.0%	$1,304,608	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings as of September 30, 2024. Short-term borrowings outstanding at December 31, 2023 matured in January 2024. There were no other short-term borrowings outstanding in the nine months ended September 30, 2024. All of our outstanding short-term borrowings at December 31, 2023 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at September 30, 2024 and December 31, 2023.
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

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except percentages and per share data)
Net income attributable to the Company	$(48,164)	$22,119	$(32,633)	$49,613
Basic (loss) earnings per common share	(1.43)	0.66	(0.97)	1.48
Diluted (loss) earnings per common share (1)	(1.43)	0.66	(0.97)	1.47

Average total assets	$9,985,972	$9,493,887	$9,823,343	$9,430,487
Average stockholders' equity	766,909	735,289	752,384	739,453
Net (loss) income attributable to the Company / Average total assets (ROA)	(1.92)%	0.92%	(0.44)%	0.70%
Net (loss) income attributable to the Company / Average stockholders' equity (ROE)	(24.98)%	11.93%	(5.79)%	8.97%
Average stockholders' equity / Average total assets ratio	7.68%	7.74%	7.66%	7.84%

__________________

(1)In the three and nine month periods ended September 30, 2024 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three and nine month periods ended September 30, 2024 and 2023.
During the three and nine month periods ended September 30, 2024, basic and diluted earnings per share decreased compared to the same period one year ago, primarily driven by the net loss recorded in the current periods compared to the net income earned in the comparable periods.

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
Total stockholders’ equity was $902.9 million as of September 30, 2024, an increase of $166.8 million, or 22.7%, compared to $736.1 million as of December 31, 2023. This increase was primarily driven by: (i) net proceeds of $155.8 million from the issuance of common stock in a public offering completed in the period, discussed below, and (ii) a decrease in AOCL due to reclassification into net loss of net accumulated unrealized losses previously included in AOCL on debt securities available for sale as a result of the Securities Repositioning. The increase was offset by: (i) a net loss of $32.6 million in the first nine months of 2024; (ii) $9.0 million of dividends declared and paid by the Company in the first nine months of 2024, and (iii) an aggregate of $7.6 million of Class A common stock repurchased in the first nine months of 2024.

Common Stock Transactions
In the three and nine month periods ended September 30, 2024, the Company repurchased an aggregate of 143,674 shares of Class A common stock at a weighted average price of $21.59 per share, and 344,326 shares of Class A common stock at a weighted average price of $21.94 per share, respectively, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $3.1 million and $7.6 million in the three and nine month periods ended September 30, 2024, respectively, including transaction costs.

Public Offering

On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock. The total gross proceeds from the offering were approximately $165 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Public Offering for general corporate purposes and to support its continued organic growth, which may include, among other things, working capital, investments in the Bank, resolution of non-performing loans, and potential balance sheet optimization strategies.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first nine months ended September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/24/2024	08/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $671.8 million at September 30, 2024, compared to $321.9 million at December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company had $915.0 million and $645.0 million, respectively, of outstanding advances from the FHLB. At September 30, 2024 and December 31, 2023, we had an additional $1.9 billion and $2.1 billion, respectively, of remaining credit availability with the FHLB, and $1.6 billion, and $1.9 billion, respectively, of FHLB borrowing capacity. This additional borrowing capacity is determined by the FHLB. In the nine months ended September 30, 2024, the Company repaid $1.1 billion in advances from the FHLB, and borrowed $1.4 billion from this source. In the nine months ended September 30, 2024, the Company had no significant gains or losses on the repayments of the advances from the FHLB. These repayments are part of the Company’s asset/liability management strategies.
There were no other borrowings as of September 30, 2024 and December 31, 2023.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at September 30, 2024 and December 31, 2023.
Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes. As previously discussed, On September 27, 2024, the Company completed a public offering of its common stock, which resulted in net proceeds to the Company of $155.8 million recorded in the three and nine months ended September 30, 2024. Following the completion of this offering, the Company contributed cash totaling $90 million to its Bank subsidiary also recorded in the same periods of 2024.
The Company held cash and cash equivalents mainly at the Bank of $106.4 million as of September 30, 2024 and $46.8 million as of December 31, 2023, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
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

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital ratio	$1,076,914	12.72%	$664,848	8.00%	$831,060	10.00%
Tier 1 capital ratio	961,717	11.36%	498,636	6.00%	664,848	8.00%
Tier 1 leverage ratio	961,717	9.56%	393,214	4.00%	491,517	5.00%
Common Equity Tier 1 (CET1)	900,985	10.65%	373,977	4.50%	540,189	6.50%

December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
Common Equity Tier 1 (CET1)	790,959	9.79%	363,645	4.50%	525,266	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital ratio	$1,020,975	12.08%	$678,521	8.00%	$848,151	10.00%
Tier 1 capital ratio	935,361	11.07%	508,891	6.00%	678,521	8.00%
Tier 1 leverage ratio	935,361	9.34%	400,644	4.00%	500,805	5.00%
Common Equity Tier 1 (CET1)	935,361	11.07%	381,668	4.50%	551,298	6.50%

December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
Common Equity Tier 1 (CET1)	866,141	10.73%	363,185	4.50%	524,600	6.50%

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

(in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$1,446,374	$1,305,816
Letters of credit	108,163	29,605
	$1,554,537	$1,335,421

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

In the nine months ended September 30, 2024, the Company borrowed $1.4 billion in advances from the FHLB and repaid $1.1 billion of these borrowings.
In the nine months ended September 30, 2024, total time deposits increased $106.5 million, or 4.6%. See “Deposits” for additional information.
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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	September 30,		December 31,
(in thousands, except percentages)	2024		2023
Change in Interest Rates (Basis points)
Increase of 200	$26,678	7.4%	$20,487	6.1%
Increase of 100	20,741	5.8%	15,618	4.7%
Decrease of 50	(7,139)	(2.0)%	(3,923)	(1.2)%
Decrease of 100	(14,745)	(4.1)%	(10,273)	(3.1)%
Decrease of 200	(33,978)	(9.4)%	(21,290)	(6.3)%
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

Net interest income in the base scenario increased to approximately $361.0 million in the three months ended September 30, 2024 compared to $336.0 million as of December 31, 2023. This increase is mainly due to (i) the growth in the size of the balance sheet as total assets increased $636.8 million, or 6.6%, in the first nine months of 2024 compared to December 31, 2023; and (ii) loan production at higher rates. This was partially offset by the higher cost of total deposits and borrowings.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	September 30,	December 31,
	2024	2023
Change in Interest Rates (Basis points)
Increase of 200	(12.35)%	(4.66)%
Increase of 100	(3.63)%	(0.38)%
Decrease of 50	2.27%	3.61%
Decrease of 100	3.29%	1.83%
Decrease of 200	2.74%	2.73%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of September 30, 2024 and December 31, 2023:

	Change in market value (1)
	September 30,	December 31,
(in thousands)	2024	2023
Change in Interest Rates
(Basis points)
Increase of 200	$(160,834)	$(112,010)
Increase of 100	(79,879)	(54,182)
Decrease of 50	37,962	34,956
Decrease of 100	74,035	55,312
Decrease of 200	134,936	112,809
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio decreased to 4.9 years at September 30, 2024 compared to 5.0 years at December 31, 2023, due to expected lower rates and the effect of the Securities Repositioning, previously discussed. Additionally, the floating rate portfolio increased to 14.3% at September 30, 2024 from 13.3% at December 31, 2023.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of September 30, 2024. This information may not be indicative of our interest rate sensitivity position at other points in time.

	September 30, 2024
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$671,841	$614,354	$—	$—	$—	$57,487
Securities:
Debt available for sale, at fair value	1,476,378	251,963	172,189	142,291	909,935	—
Debt held to maturity, at amortized cost	—	—	—	—	—	—
Federal Reserve and FHLB stock	63,605	50,341	—	—	—	13,264
Marketable equity securities	2,562	2,562	—	—	—	—
Loans held for sale	597,792	597,792	—	—	—	—
Loans held for investment-performing (1)	6,849,242	4,177,662	1,224,464	653,461	793,655	—
Earning Assets	$9,661,418	$5,694,672	$1,396,653	$795,752	$1,703,590	$70,751
Liabilities
Interest bearing demand deposits	2,389,605	2,389,605	—	—	—	—
Saving and money market	1,835,700	1,835,700	—	—	—	—
Time deposits	2,403,578	1,815,902	485,222	101,929	526	—
FHLB advances	915,000	—	260,000	655,000	—	—
Senior Notes	59,764	—	59,764	—	—	—
Subordinated Notes	29,582	—	—	—	29,582	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,697,407	$6,105,385	$804,986	$756,929	$30,108	$—
Interest rate sensitivity gap		(410,713)	591,667	38,823	1,673,482	70,751
Cumulative interest rate sensitivity gap		(410,713)	180,954	219,777	1,893,259	1,964,010
Earnings assets to interest bearing liabilities (%)		93.3%	173.5%	105.1%	5,658.3%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $114.9 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we become involved in litigation and other legal proceedings arising from the banking, financial, and other activities we conduct. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such litigation and legal proceedings, in the aggregate, will not have a material adverse effect on our business, our financial condition, or the results of our operations. Where appropriate, reserves for these various matters of litigation and/or other legal proceedings are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K and the Form 10-Q for the quarter ended March 31, 2024. Set forth below are material changes to our existing risk factors previously disclosed in the 2023 Form 10-K and the Form 10-Q for the quarters ended March 31, 2024 . Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K and the Form 10-Q for the quarter ended March 31, 2024.

Our principal shareholders and management own a significant percentage of our shares of voting common stock and will be able to exert significant control over matters subject to shareholder approval.

As of September 30, 2024, our executive officers, directors and each of our greater than 5% holders of our common stock beneficially owned outstanding shares of Class A voting and non-voting common stock representing, in the aggregate, approximately 29% of the outstanding shares of our Class A voting and non-voting common stock (without giving effect to the broad family holdings of the Capriles, Marturet, and Vollmer families, which will bring the percentage to an aggregate of approximately 51%). As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters.

Furthermore, the interests of these shareholders may not always coincide with the interests of other shareholders, including you and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
July 1 - July 31	79,662	23.00	79,662	$13,786,698
August 1 - August 31	64,012	19.92	64,012	12,511,517
September 1 - September 30	—		—	12,511,517
Total	143,674	21.59	143,674	$12,511,517

________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). On December 15, 2023, the Company announced that on December 6, 2023, the Board approved to extend the expiration date of the 2023 Class A Common Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. As of the date the extension of the 2023 Class A Common Stock Repurchase Program was approved, the Company had approximately $20 million available for repurchases under the program. In the three months ended September 30, 2024, the Company repurchased an aggregate of 143,674 shares of Class A common stock at a weighted average price of $21.59 per share, under the 2023 Class A Common Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Updates to Certain Financial Data Set Forth in Earning Release Documents dated October 23 and 24, 2024
In connection with the filing of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the Form 10-Q”), the Company’s interim consolidated financial statements included herein (the “Financial Statements”) were finalized, and certain financial data included in the Form 10-Q and the Financial Statements differ from and supersede certain financial data included in the press release and the earnings slide presentation of Amerant Bancorp Inc. dated October 23, 2024 and October 24, 2024, respectively. These corrections had no effect on the consolidated statements of operations or earnings per share for the third quarter of 2024.
The following table reconciles the financial data:

	September 30, 2024
	Before	After	Increase (decrease)
			Amount	%
Financial Data
(in thousands, except %)
Accrued interest receivable and other assets	$250,965	$222,131	$(28,834)	(11.5)%
Total assets	10,381,961	10,353,127	(28,834)	(0.3)%
Accounts payable, accrued liabilities and other liabilities	193,730	164,896	(28,834)	(14.9)%
Total liabilities	9,479,073	9,450,239	(28,834)	(0.3)%
Total liabilities and stockholders' equity	10,381,961	10,353,127	(28,834)	(0.3)%
Total tangible assets	10,357,595	10,328,761	(28,834)	(0.3)%
Non-owner occupied	1,709,911	1,688,308	(21,603)	(1.3)%
Multi-family residential	343,012	351,815	8,803	2.6%
Land development and construction loans	411,051	421,489	10,438	2.5%
Total commercial real estate	2,463,974	2,461,612	(2,362)	(0.1)%
Single-family residential	1,485,326	1,499,599	14,273	1.0%
Owner occupied	1,013,682	1,001,762	(11,920)	(1.2)%
Total real estate loans	4,962,982	4,962,973	(9)	—%
Commercial loans	1,630,309	1,630,318	9	—%

Ratios
Total capital ratio	12.66%	12.72%	0.06%	0.47%
Tier 1 capital ratio	11.31%	11.36%	0.05%	0.44%
CET1 capital ratio	10.60%	10.65%	0.05%	0.47%
Tangible common equity ratio	8.48%	8.51%	0.03%	0.30%
Tangible common equity ratio, adjusted for unrealized losses on debt securities held to maturity	8.48%	8.51%	0.03%	0.30%

Quarter-over-Quarter (3Q24 vs 2Q24)
(in millions, except %)
Total assets	$634.2	$605.4	$(28.8)	(4.5)%

ITEM 6. EXHIBITS

Exhibit Number	Description
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
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	November 1, 2024	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2024	By:	/s/ Sharymar Calderon
Sharymar Calderon
Executive Vice-President, Chief Financial Officer (Principal Financial Officer)