Form 10-K
period 2024-12-31
Amerant Bancorp Inc.
filed 2025-03-05
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2024 as reported by the NASDAQ Global Select Market on such date, was approximately $666.9 million.
The number of shares outstanding of the registrant’s classes of common stock as of February 27, 2025: Common Stock Class A, par value $0.10 per share, 41,920,381 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2025 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

AMERANT BANCORP INC.
FORM 10-K
December 31, 2024

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
•Weakness in the demand for mortgage loans or in the secondary market for residential mortgage loans can adversely affect us.
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
•We are susceptible to operational risks in general and fraudulent risk in particular;

•We may not have the ability or resources to keep pace with rapid technological changes in the financial services industry or implement new technology effectively;
•Conditions in Venezuela could adversely affect our operations;
•We are subject to environmental, social and governance, or ESG, risks, many of which are outside of our control, that could harm our reputation, our business, operations, financial condition, and/or the price of our common stock;
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
•There is uncertainty surrounding the potential legal, regulatory and policy changes by the presidential administration in the United States that may directly affect financial institutions;
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
•We may not be able to generate sufficient cash to service all of our debt, including the Subordinated Notes and the Debentures;
•We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Subordinated Notes and the Debentures;

•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Subordinated Notes and the Debentures; and
•The other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Form 10-K.

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

Item 1. BUSINESS

Our Company
We are a bank holding company headquartered in Coral Gables, FL, with $9.9 billion in assets, $7.2 billion in loans held for investment, $7.9 billion in deposits, $890.5 million of shareholders’ equity, and $2.9 billion in assets under management and custody (“AUM”) as of December 31, 2024. We provide individuals and businesses with a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, FL, and its subsidiaries. Fiduciary, investment, wealth management and mortgage services are provided by the Bank, the Bank’s securities broker-dealer subsidiary, Amerant Investments, Inc., or Amerant Investments, and Amerant Mortgage, LLC, or Amerant Mortgage.
The Bank was founded in 1979. We currently operate 19 banking centers where we offer personal and commercial banking services. The Bank’s primary markets are South Florida, where we are headquartered and operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties. The Bank also operates one banking center, as well as a regional headquarter office in Tampa, FL. In 2024, we opened new banking centers in downtown Fort Lauderdale, FL and in downtown Miami, FL. We also opened our new regional headquarters office for Broward County, located in Plantation, FL. More recently, we signed a letter of intent for a second banking center in Miami Beach, following the signed agreement we previously announced for our first Miami Beach banking center. One location is expected to open in the first half of 2025, while the other is expected to open in the second half of 2025. We also signed a letter of intent for our second Tampa banking center location which we expect to open in the second half of 2025. We also expect to open a new regional headquarter office for Palm Beach County, located in West Palm Beach, FL, in the first half of 2025, in addition to opening a new banking center adjacent to our new regional headquarters office there.

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

The Cayman Bank is a bank and trust company domiciled in George Town, Grand Cayman. The Cayman Bank operates under a Cayman Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of the Bank. The OCC periodically examines the Bank and historically as part of its examination would review the fiduciary relationships and transactions that the Bank managed for the Cayman Bank. We have no foreign offices. The Cayman Bank does not maintain any physical offices in the Cayman Islands and has a registered agent in Grand Cayman as required by applicable regulations.

The Company is executing a plan for the dissolution of the Cayman Bank and, as of the end of the fourth quarter of 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank, is expected to be completed in 2025, once regulatory approval from the applicable regulatory agency is received.

Through the Bank’s subsidiary, CB Reit Holding Corporation, or REIT Hold Co., we maintain a real estate investment trust, CB Real Estate Investments, or REIT, which is taxed as a real estate investment trust. The REIT holds various of the Bank’s real estate loans, and allows the Bank to better manage the Bank’s real estate portfolio.

Our History
From 1987 through December 31, 2017, we were a wholly-owned subsidiary of Mercantil Servicios Financieros, C.A., which we refer to as the “Former Parent”. On August 10, 2018, we completed our spin-off from the Former Parent, or the Spin-off. Our shares of Class A common stock and Class B common stock began trading on the Nasdaq Global Select Market (“NASDAQ”) on August 13, 2018.
On December 21, 2018, we completed an initial public offering, the IPO, of 6,300,000 shares of Class A common stock. In January 2019, we sold additional shares of our Class A common stock when the underwriters in the IPO completed the partial exercise of their over-allotment option which was granted in connection with the IPO.
In November 18, 2021, we completed a clean-up merger resulting in the simplification of our capital structure by automatically converting shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. November 17, 2021 was the last day of trading of the Company’s shares of Class B common stock on NASDAQ after which only the Company’s shares of Class A common stock traded on the NASDAQ under the symbol “AMTB”.
On August 3, 2023, the Company provided written notice to NASDAQ of its determination to voluntarily withdraw the principal listing of the Company’s Class A common stock, $0.10 par value per share (the “Class A common stock”), from NASDAQ and transfer the listing of the Class A Common Stock to the New York Stock Exchange (“NYSE”). The Company’s Class A Common Stock listing and trading on NASDAQ ended at market close on August 28, 2023, and trading commenced on the NYSE at market open on August 29, 2023 where it continues to trade under the stock symbol “AMTB”.
Our Markets

Our primary market areas are South Florida (Miami-Dade, Broward and Palm Beach counties), and Tampa, FL. We serve our market areas from our headquarters in Coral Gables, FL and through a network of 18 banking centers throughout South Florida, and 1 located in Tampa, FL. Our subsidiary, Amerant Mortgage, operates its business nationally and has direct access to federal housing agencies.
Business Developments
Public Offering and Securities Repositioning
On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165.0 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Public Offering for general corporate purposes and to support its continued organic growth, which may include, among other things, working capital, investments in the Bank, resolution of non-performing loans, and potential balance sheet optimization strategies.
Upon successfully completing the Public Offering, the Company initiated a repositioning of the Company’s securities portfolio (the “Securities Repositioning”). The Securities Repositioning consisted of the following actions: (i) transfer at their fair value (which was below their amortized cost) of all of the Company’s debt securities previously classified as held to maturity and carried at amortized cost to the available for sale category; (ii) sale of all corporate notes and subordinated debt; and (iii) sale of all other debt securities classified as available for sale (including those previously classified as held to maturity) with a book yield of less than 2.75%. As a result of the Securities Repositioning, the Company recorded a total pre-tax loss of approximately $76.7 million in the year ended December 31, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million. See Note 3 - Securities for additional information on the Company’s securities portfolio.

Sale of Houston Banking Operations
On April 16, 2024, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank (“MidFirst”) pursuant to which MidFirst purchased certain assets and assume certain liabilities (the “Houston Sale Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area (collectively, the “Branches”). Pursuant to the terms of the Purchase Agreement, MidFirst agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches, as well as 45 team members. On July 30, 2024, regulatory approval for the Houston Sale Transaction was received. The Company announced the completion of the Houston Sale Transaction on November 8, 2024.
The purchase price for the purchased assets was computed as the sum of: (a) $13.0 million (the “Deposit Premium”), provided that, if the balance of non-interest checking deposits included in deposits or the total balance of deposits (excluding insured cash sweep deposits) decreased by more than 15% between March 13, 2024 and the closing date, then the Deposit Premium should be equal to the sum of (i) 9.50% of the average daily balance of non-interest checking deposits included in deposits, (ii) 1.85% of the average daily balance of deposits other than non-interest checking deposits, insured cash sweep deposits and time deposits included in deposits, (iii) 0.25% of the average daily balance of insured cash sweep deposits included in Deposits, and (iv) 0.50% of the average daily balance of time deposits included in deposits, with the average daily balance in each case being for the 30-day period ending on the fifth business day prior to closing, provided further, that the Deposit Premium should in no event be lower than $9.25 million, (b) the aggregate amount of cash on hand as of the closing date, (c) the aggregate net book value of all assets being assumed (excluding cash on hand, real property and accrued interest with respect to the loans to be acquired), (d) the appraised value of the real property to be acquired, and (e) accrued interest with respect to the loans to be acquired. The purchase price was subject to a customary post-closing adjustment based on the delivery within 30 calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount. The final Deposit Premium was $12.5 million.
In 2024, the Company recorded non-routine expense items in connection with the Houston Sale Transaction totaling approximately $6.8 million as follows: (i) $3.4 million in market value adjustments based on third party appraisals for two banking centers that were owned, ; (ii) $3.1 million in legal, broker fees and other costs, including a loan valuation allowance, and (iii) $0.3 million in intangible asset write-off. These charges were partially offset by a $4.4 million release in credit reserves after transferring the loans to held for sale.

The below table shows detailed information about assets and liabilities sold as part of the Houston Sale Transaction:

(in thousands)
Assets sold
Cash	$994
Loans	473,901
Accrued interest receivable and other assets (1)	21,679
Total assets sold	$496,574
Liabilities sold
Noninterest bearing demand deposits (2)	$66,631
Interest bearing demand deposits	54,627
Savings and money market	113,305
Time deposits	333,247
Total deposits	567,810
Total other liabilities (3)	12,749
Total liabilities sold	$580,559

(1) Includes premises and equipment for $7.8 million, operating lease right-of-use assets for $6.4 million, $5.1 million in derivative assets and other assets for $2.3 million.
(2) Includes $6.8 million in escrow accounts.
(3) Includes operating lease liabilities for $7.1 million, $5.1 million in derivative liabilities and 0.5 million in accrued interest payable.

Redemption of Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). On March 3, 2025, the Company notified the holders of the Senior Notes of its election to redeem, on April 1, 2025 (the “Redemption Date”), the Senior Notes at a redemption price of 100% of the principal amount of each note being redeemed, plus accrued and unpaid interest thereon. Interest on the Senior Notes will cease to accrue on and after the Redemption Date.

Share Repurchase Program
On December 11, 2024, the Company announced that the Board of Directors approved to extend the expiration date of the Company’s current share repurchase program (the “2023 Class A Common Stock Repurchase Program”) which was previously set to expire on December 31, 2024 to December 31, 2025. In 2024, we repurchased an aggregate of 344,326 shares of Class A common stock at a weighted average price of $21.94 per share under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was approximately $7.6 million, including transaction costs. At December 31, 2024, the Company had $12.4 million available for repurchase under this repurchase program.

Amerant Mortgage

As of December 31, 2024 and 2023, the Company had a 100% ownership interest in Amerant Mortgage, respectively. In the fourth quarter of 2023, the Company increased its ownership interest in Amerant Mortgage to 100% from 80%. This transaction had no material impact to the Company’s results of operations in 2023. In connection with the change in ownership interest, which brought the minority interest share to zero at that date, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital.

Total mortgage loans held for sale were $42.9 million as of December 31, 2024, compared to $26.2 million at December 31, 2023.

Employee Stock Purchase Plan

In 2024, the Company continued to offer its Employee Stock Purchase Plan (“ESPP”) which was approved by shareholders in 2022. The number of shares of Class A common stock issued under the ESPP was 55,407 in 2024 compared to 56,927 in 2023.

The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms. The ESPP provides for six months offering periods commencing each December 1st and ending on May 31st of the following year and beginning on each June 1st and ending on the following November 30th. Our ESPP permits participating employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation. Each participating employee is able to purchase a maximum of 5,000 shares of our Class A common stock during an offering period (subject to a limit of $25,000 in fair value of shares of our Class A common stock for each calendar year). The price per share is equal to the lower of 85% of the fair market price on the first trading day of the offering period or 85% of the fair market price on the last trading day of the offering period.

Amerant SPV, LLC

In May 2021, we incorporated Amerant SPV. As we seek to innovate, address customer needs and compete in a fast changing and competitive environment, we evaluate opportunities to partner with fintech and specialty finance companies that are developing cutting edge solutions and products and have the potential to improve our products and services to help our clients achieve their goals in a fast changing world. From time to time, the Company has evaluated select opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive. In addition, through Amerant SPV, we may also invest in companies and funds that invest in technology companies that are developing solutions aimed at allowing financial institutions and community banks to more effectively compete and serve their customers. At December 31, 2024, the Company’s equity investments through Amerant SPV totaled $8.2 million.

Our Business Strategy

Amerant’s strategy is designed to improve value for its three most important stakeholders: shareholders, clients, and team members.

Improve shareholder value by achieving top-quartile performance vs. peers
•Bring the entire workforce aligned with a culture of attaining client primacy and driving organic growth.
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

Our goals and objectives can be realized through the successful execution of a focused set of high-value strategic pillars. Our strategic pillars include:

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

•Attract, Retain, and Reward the Right People: Our people are the cornerstone of our success and have propelled the Bank forward amid numerous challenges. To sustain this momentum, we are committed to developing both internal and external pipelines and aligning incentives to strategic goals to acquire, retain, and reward the right people.

•Profitably Grow the Bank by driving organic growth in priority markets, expanding international banking, developing a proven blueprint for new domestic market entry, and continuing to strengthen our foundation to cross $10 billion in total assets in 2025.

Progress on Strategic Initiatives
Further strengthen the foundation. The Company believes that having both the right foundation and the right technology is key to achieve this objective. Our focus is on monetizing the technology ecosystem by improving the ratio of total cost of our technology ecosystem to the revenue generated. We strive for this improvement to be driven primarily by higher revenue, which signals scale and efficiencies obtained through growth. Our commitment to digital enablement has resulted in increases in digital enrollments noted for businesses and individuals. Also, in 2024, we began implementing a framework for monitoring and tracking of strategic initiatives through performance metrics and indicators that we expect to fully implement by year-end 2025.

Relationship-first focus. We are focused on seizing opportunities in the markets we serve to increase our share of consumer, small business, and commercial core deposits while reducing our reliance on brokered funds, by implementing a sales excellence culture. Our growth in 2024 was reflective of our deposits-first, organic, relationship-based approach. We generally use our loan-to-deposit ratio and the ratio of non-interest bearing deposits to total deposits to track our progress on our relationship-first strategy. The loan to deposit ratio at December 31, 2024 was 92.6%, compared to 92.0% at December 31, 2023. Also, having completed the conversion, we have been actively reviewing and enhancing our product offering not only for services associated to treasury management but also to deposits and payments. Lastly, those efforts have been accompanied by targeting marketing campaigns focused on increasing brand awareness primarily using our sports partnerships. In 2024, Amerant Bank entered into strategic partnerships and was named the “Official Bank” of the Fort Lauderdale United FC women’s soccer team and the Tampa Bay Rays. These new partnerships have complemented its banking center expansion plans across South and Central Florida and Tampa, with an extensive program of strategic, multi-year sports partnerships that also include the Miami Marlins, Miami Heat and the Florida Panthers.

Superior Client Experience and Operational Excellence. The Company continues to work on optimizing its operating structure to support its business activities, by focusing on activities associated with improving the client’s onboarding and servicing as well as optimizing our banking center channel. In 2024, we opened three banking centers and continue working on expanding our presence in South Florida and Tampa, while continuing to work on providing self-service capabilities to our clients.

Attract, retain & reward the right people. In 2024, we remained committed to developing both internal and external pipelines and aligning incentives to strategic goals to acquire and retain the right people and continue to reward them. We recruited the market presidents for the Tampa, Broward and Palm Beach markets, and also enhanced our business efforts by adding not only a Chief Business Development Officer but also several executives, at different levels, on the commercial and consumer sales teams. We consistently develop our talent through a growth mindset by building on existing skills and providing the right resources and opportunities to ensure early career talent can thrive at Amerant.

Profitably grow the Bank. In 2024, we continued to drive organic growth in priority markets. We optimized our international banking structure with the intent to grow international deposits as a source of funds given favorable pricing while also continuing to add diversification to our funding base. As previously mentioned, we recently opened a new banking center in Tampa, FL as part of our ongoing efforts in capturing domestic market share. Also, during 2024, we made significant progress on building a strong foundation to cross the $10 billion assets threshold on a sustained basis in 2025, including enhancements to our existing risk management framework and other initiatives.

ERM and Credit Policies and Procedures
Enterprise Risk Management (“ERM”) is an enterprise-wide approach to risk management, driven from the top by the Board and the Management Risk Committee. This committee establishes the framework and governance structures to enable better understanding of the risk environment, enhance decision making, and ensure adherence to established risk appetite.

The Bank is focused on enhancing the design of the risk management framework to support growth, scalability, and change. We are committed to designing practices that allow us to efficiently adopt to changes and continuously advance our programs.Th is includes strengthening risk identification, risk monitoring, risk reporting, and risk assessment processes, as well as refining our control frameworks. Additionally, we are advancing our capabilities in product and service offerings, technology, consumer compliance, and talent development to meet heightened regulatory and operational demands.

General. We adhere to what we believe are disciplined underwriting standards. We maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans and a prudent credit culture. We also seek to maintain a broadly diversified loan portfolio across geographies (within Florida or with Florida based sponsors), customers, products and industries. Our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.
Credit Concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to industry and loan product type to ensure portfolio diversification, which are reviewed at least annually. The CRE concentration limits include sub-limits by property type and geographic market, which are reviewed semi-annually. Country limits for loans to foreign borrowers are also assessed annually. In general, all concentration levels are monitored on a monthly basis.
Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting and in our decision-making and timely responsiveness to our customers. As of December 31, 2024, the Bank had a legal lending limit of approximately $144.7 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 24.2% of our legal lending limit and $30.0 million for all other loans, representing 20.7% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our credit committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. These limits are reviewed periodically by the Bank’s Board of Directors. We believe that our credit approval process provides for thorough underwriting and sound and efficient decision making.
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

Credit risk management involves a collective effort among our relationship managers and credit underwriting, portfolio management, credit administration, credit risk and Special Assets personnel. We generally conduct weekly credit committee meetings to approve loans at or above $5 million (loans for customers with an aggregate exposure equal to or above $20 million are also considered by the credit committee) and review other relevant credit related matters. In addition, the credit committee recently created a special assets committee that generally meets twice every month and reviews the non-performing and special mention loan portfolio, with a goal of prudently reducing the levels of these criticized assets. Asset quality trends and delinquencies are also reviewed by the credit committee and reports are elevated to senior management and the Board of Directors. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, credit administration personnel and senior management proactively support collection activities. The variable incentive compensation of our relationship managers is subject to downward adjustment based on the asset quality of each relationship manager’s portfolio. We believe that having the ability to adjust their incentive compensation based on asset quality motivates the relationship managers to focus on the origination and maintenance of high-quality credits consistent with our strategic focus on asset quality.

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
As of December 31, 2024 and 2023, core deposits were $5.6 billion, and $5.6 billion, 71.6% and 70.9% of our total deposits at those dates, respectively. Our core deposits consist of total deposits excluding all time deposits.

As of December 31, 2024 and 2023, time deposits were $2.2 billion and $2.3 billion , 28.4% and 29.1% of our total deposits at those dates, respectively.

As of December 31, 2024 and 2023, brokered deposits were $701.9 million and $736.9 million, 8.9% and 9.3% of our total deposits at those dates, respectively.

Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services catering to high net worth customers, our trust and estate planning products include simple and complex trusts, private foundations and personal investment companies.
The Cayman Bank was originally established to serve a number of our trust and wealth management customers, and developed high net worth international customer relationships with offshore trust and estate planning services. In 2023, the Company approved a plan for the dissolution of the Cayman Bank, and, as of the end of the third quarter of 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in 2025, once regulatory approval from the applicable regulatory agency is received.
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

We are continuously looking for ways to improve our products, services and delivery channels. For example, in 2024, in partnership with IntraFi, the Bank launched “CDARS”, a service that allows investors to place large deposits across multiple banks and savings associations while still earning the benefits of a certificate of deposit, covered by the FDIC coverage. Also, we launched “Land Trust”, a legal entity that takes ownership of or authority over a property at the request of the property owner, allowing the management of property while the owner is still alive, making them a convenient and secure solution for real estate holdings. Lastly, we launched “FedNow Instant Payment” allowing our customers to receive larger payments faster, directly through the Federal Reserve’s FedNow Service, subject to certain limits.

Many of the services provided through our online platform are also available via our mobile application for smart devices. We also offer debit cards, night depositories, direct deposit, cashier’s checks, safe deposit boxes in various locations and letters of credit, as well as treasury management services, including wire transfer services, remote deposit capture and automated clearinghouse services. In addition, we offer other more complex financial products such as derivative instruments, including interest rate swap and cap contracts, to certain lending customers.

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

Information Technology Systems
As part of our continued efforts to improve our information technology platforms and drive operating efficiency, in the fourth quarter of 2021 the Company entered into a new multi-year outsourcing agreement with financial technology leader FIS to assume full responsibility over a significant number of the Bank’s support functions and staff, including certain back-office operations. The Company completed the transition of its core data processing platform and other applications in the fourth quarter of 2023. We believe these platforms and applications have essential functionalities and scalability to support our continued growth and expansion strategy. Under this outsourcing relationship, the Bank expects to achieve greater operational efficiencies and to deliver advanced solutions and services to its customers. The Bank has developed new internal functions in charge to enhance the third party risk management process and performance for third party providers.

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

The Bank also has a business continuity/disaster recovery plan, or BCP, which it actively manages to prepare for business continuity challenges it may face. Our BCP provides for the resiliency and recovery of our operations and services to our customers. As part of the third-party risk management process, the Bank ensures that there are specific recovery times for critical platforms. The plan is supported and complemented by a robust business continuity governance framework, a life safety program as well as an enterprise-wide annual exercise and training to keep the program and strategies effective, scalable and understood by all employees. We believe both the Information Security Program and BCP adhere to industry best practices and comply with the guidelines of the Federal Financial Institutions Examination Council, or FFIEC, and are subject to periodic testing and independent audits.

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

Human Capital Management
The Company’s key human capital management objectives are to attract, retain and develop the right talent. To support these objectives, the Company’s human resources programs are designed to continuously develop talent; reward and support our team members through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; and engage team members as brand ambassadors of our products and experiences.

Guided by our precepts, the people at Amerant are committed to providing our customers with the right products, services and advisory services; treating everyone as we expect to be treated; being leaders in innovation, quality, efficiency, and customer satisfaction; consistently exceeding expectations; promoting a diverse and inclusive work environment; holding ourselves and each other accountable; and being the bank of choice in the markets we serve. We believe we have a strong workforce, with a good mix of professional credentials, experience, tenure and diversity, which coupled with their commitment to uncompromising values, provide the foundation for our Company’s success.

The Company’s Human Capital Management includes the following areas of focus:

Talent. Attracting, developing, and retaining the best talent with the right skills and values, in accordance with our precepts, is central to our long-term strategy to drive our success.

Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company and its subsidiaries had 698 full-time equivalent employees, or FTEs, at the end of 2024. Approximately 86% of our workforce is in Florida and 14% in other states, mainly to support our residential mortgage lending activities.

Talent acquisition efforts remained focused on revenue generating and external customer service contact roles, accounting for 43% of all hires. We acquired talent to lead our expansion into the West Palm Beach and greater Tampa markets; and to support the Company’s growth strategy by opening new banking centers in Downtown Miami, and in Downtown Ft. Lauderdale. A key milestone in 2024 was the enhancement of our LinkedIn platform, where we are now able to share stories about the Amerant community, giving our potential candidates a sneak peak of life at Amerant, and a more comprehensive understanding of our organizational structure and the role of each subsidiary. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward referrals for open positions. We hire the right person for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace.

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

In 2024, we continued to empower our team members to reach their full potential by providing diverse learning programs, opportunities, and resources. We used an online talent development tool to provide team members with various learning options, including instructor-led classroom and virtual courses, on-demand recorded sessions and self-paced web-based courses. We also promoted our partnership with Cornerstone Content Anytime and LinkedIn Learning to support our team members' ongoing, ever-changing needs on topics such as leading effectively, overall mental health and well-being, and organizational time management.

The primary focus for learning in 2024 included supporting the organization in the adoption of our FIS systems, driving a sales culture and supporting leaders in upskilling their ability to lead teams effectively, manage performance and drive change to reach organizational business goals. Additionally, we focused on digital sales enablement by supporting the digital transformation team in driving adoption to our Customer Relationship Management, or CRM, tool, known internally as Harmony.

We delivered over 30,000 learning hours and allocated a learning investment of an average of $1,213.00 per team member in all our learning programs. To support consistency with maintaining learning hours in alignment with industry standards, we launched a partnership with LinkedIn Learning. This partnership will allow team members to complete learning courses on demand based on individualized development needs.

We also continue offering higher-education tuition cost reimbursement programs, which are aimed at helping our team members put their career goals within reach and provide them with access to a wide variety of degrees and certificates. In 2024 we established a partnership with Barry University which provides our team members an opportunity to complete degrees at a reduced cost.

In alignment with the efforts for learning and development, in 2024 we launched the “Be an Allstar in Your Career” Development program. This program focuses on talent management and ensures we strengthen the organization’s overall capability by identifying the strengths and weaknesses of the organization and ensuring team members are being developed into their future roles. The development plans are heavily focused on meeting the organization’s future needs. To support the Career Development program, we launched Career Development Week. During this week we offered 15 courses, with 295 participants in attendance and 995 dedicated learning hours.

As we continue in our efforts to develop and promote women, the participants of the Grit and Grace Women’s Development program graduated at the end of 2024. To celebrate their graduation, we hosted a Women’s Development panel to provide opportunities for the graduates to share the knowledge they gained in the program. The program aims to elevate and develop high performing, high potential women, as we continue to prepare talent for the senior leadership bench. We will have a new graduating class in 2025.

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

In 2024 we continued to capture team member sentiments at all stages of the team member’s life cycle, from onboarding to offboarding. We also launched our annual engagement survey. We achieved a 76% engagement score (As per the engagement survey vendor’s thresholds, any score that is above 60% represents extremely high engagement).

In addition to surveying, we spent time on a team member listening tour to capture team members’ thoughts on life at Amerant, including Amerant Culture, Benefits, Learning and Development opportunities, and recognition. These sentiments were shared with the senior management team, and we created an action plan to address the feedback received. All action items related to Career Growth, Increased Communication, Wellness and Camaraderie were completed. Additionally, we worked with teams with low engagement scores to create specific action plans to increase overall engagement. We will launch an engagement pulse survey in 2025 to monitor the effectiveness of our plans.

In addition, for the third year in a row, Amerant was recognized as one of the “America’s Top Most Loved Workplace®” by Newsweek; Amerant is ranked No. 41, up seven spots from the previous year. The 2024 Top 100 Most Loved Workplaces® are the result of a collaboration between Newsweek and the Best Practice Institute (BPI), a leadership development and benchmark research company. The list recognizes companies that have created a workplace where employees feel respected, inspired, and appreciated and are at the center of the business model.

Health and Safety. Consistent with our operating principles, the health and safety of our team members is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

Impact. In 2024, the “I Belong” program, continued launching activities within its strategic roadmap, pillars, and goals. Our four pillars focus on Talent, Workplace, Communication, and Community.

Our belonging goals are to build teams that reflect the communities we serve while hiring and supporting all talent. The ethnicity of our workforce was 73% Hispanic, 18% White, 3% Black, 2% Asian, and 4% other. Our workforce was 46% male and 54% female at the close of 2024, and women represented 46% of Amerant’s middle management leadership (as classified by Equal Employment Opportunity Commission Category “Middle, First Management Officials”). Over 50% of our workforce is female, and the majority of our workforce self-identifies as Hispanic or Latino. Also, the Bank has a 39% representation of females in senior leadership roles. In addition, the Company’s Board of Directors, which consists of 11 members, currently has 4 female independent directors. Additionally, five of our ten non-executive board members represent diverse backgrounds.

In alignment with our Talent pillar, the “I Belong” program is focused on attracting early career talent through partnerships with local schools, including Florida International University, Barry University, and Miami Dade College. In 2024 we hosted 5 interns, and the program resulted in all interns being offered continued employment.

As part of our Workplace pillar, educating our team members, increasing the I Belong brand presence, and driving an inclusive environment through our Business Resources Groups were a focus for 2024. The “We Are Multicultural” continued to find opportunities for team members to connect, while sharing best practices to drive inclusion.

As we continue building an inclusive awareness culture, team members were assigned a customized Unconscious Bias course to ensure team members have the skills to recognize and counter biases and people leaders were assigned a course on Inclusive Leadership.

For over 20 years, we have championed targeted development programs for underrepresented talent in partnership with the Center for Financial Training, a local chapter of the American Bankers Association.

Total Rewards (compensation and benefits). We believe in a competitive, total rewards program aligned with our business objectives and the interests of our stakeholders. We remain committed to delivering a compensation program with the fundamental principles of fairness, transparency, efficiency, and compliance with laws and regulations. Based on specific job position and market conditions, our total rewards program combines fixed and variable compensation: base salary, short-term incentive, equity-based long-term incentive, and a broad range of benefits. This compensation approach plays a significant role in our ability to attract, retain and motivate the quality of talent necessary to achieve our strategic business goals and drive sustained performance. As part of our total rewards strategy, the Company offers an Employee Stock Purchase Plan (ESPP) to team members, which enables team members to purchase Amerant shares at a 15% discount with a look back feature. This plan aligns the interest of our team members with those of our shareholders and fosters a sense of ownership and commitment to the long-term success of the business. Participation in the ESPP is an integral component of our broader compensation and benefits programs.

Our compensation model encourages team members to contribute towards the achievement of shared corporate objectives, while differentiating pay on performance based on individual contributions. In addition to our variable compensation plans, the internal referral incentive programs offer financial rewards for successful referrals, encouraging team members to leverage their networks to bring new clients, business or even the on-boarding of new talent.

Based on our commitment to and knowledge that maintaining fair and transparent compensation principles and a diverse and inclusive culture for our teams has a direct impact on engagement, drive and performance, in 2024, we revamped our Comp-Talk Program though individual sessions with team members to discuss our total rewards model and address their individual positioning, both within the organization and in the broader market. This one-on-one approach fosters a culture of open communication, employee recognition and understanding of future compensation opportunities and growth within the organization.

Wellness: As part of the holistic approach to team members’ well-being and our total rewards strategy, the Company takes pride in providing comprehensive health and wellness benefits to our team members and their families. The program is designed to support the physical, mental, and emotional health of our team members. Our wellness initiatives are aimed at encouraging healthy life habits and promoting overall well-being, which we believe are crucial for maintaining a productive and engaging workflow.

Our benefits package offering includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits we also offer Flexible Spending Accounts (FSA) and Health Savings Accounts (HSA).

Medical Plans: Our comprehensive nationwide healthcare plans allow full-time and part-time team members and their dependents to select from multiple health plan options. The company provides robust health insurance with a wide range of coverage options at competitive medical premiums, including a wellness premium discount when team members complete preventive requirements. The Company contributes up to 92% towards the medical premium depending on the tier chosen and whether wellness requirements have been completed. The Company also contributes $500 towards the HSA accounts at the beginning of each year when the team member has the high deductible medical plan for the team member only coverage, and $1,000 for all other tiers on the high deductible plans.

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

Life, AD&D and Disability: Group Basic Life and AD&D Insurance is offered to all full-time and part-time team members, at two times their annual salary with a maximum coverage of $500,000. Team members may choose to purchase additional life insurance up to 5 times their annual salary to a max of $750,000. Full time and part-time team members also benefit from free Short & Long-Term Disability insurance.

Retirement Plans: In addition to health insurance benefits, the Company also offers to all team members a pre-tax qualified retirement contribution plan with the Company’s 100% matching contribution up to 5% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible highly compensated team members. Our total benefits package supports our team member’s well-being to achieve a healthy and financial lifestyle goal.

Sustainability

In 2024, our Impact Program continued to evolve as our sustainability efforts were embedded into our everyday work. We completed a series of activities within the program. On the environmental front, some of those activities included: i) tracking scope 1 and 2 carbon emissions, discussing long-term carbon emission targets, and using greenhouse gas emission offsets to reach our goal of achieving carbon neutrality in 2030.

We continued to leverage our data management tools in our loan and core systems to code and monitor for Environmentally Conscious Financing (“ECF”). We sponsored Zoo Miami Foundation and Dream in Green. Both programs aim to create educational and environmental impacts for our South Florida Climate. Additionally, we reinforced our recycling efforts at our Amerant Bank operations center by removing all trash bins from cubicles, placing additional recycling bins throughout the location, and educating team members on the proper use of the bins. Lastly, as our Tampa location faced the impacts of Hurricanes Helene and Milton, our team members volunteered on the Gulf Coast in an extensive beach cleanup to restore Tampa Bay shores.

On the social front, some of those activities included: i) hosting our various Internship Programs in partnership with local colleges and universities in South Florida, which serve as a source of talent; performing team member engagement surveys and internal fair pay gap assessment based on gender; ii) hosting a “Top Women Performers" Program and mandatory online education course on unconscious bias for all team members and inclusive leadership for all people leaders; iii) Additionally, we supported the Ingold Foundation by offering a full-day Financial Literacy program to children in the foster care system, including topics such as the basics of checking, savings and budgeting, credit, identity theft, creating your brand, and navigating your career path; iv) Lastly, as we continue to support our communities, Amerant Bank donated $100,000 on Give Miami Day to organizations, including The Zoo Miami Foundation, Dream in Green, The Everglades Foundation, and Le Jardin Community Center, Inc. On the governance front, some activities included: (i) maintaining women and minority representation on our Board of Directors and (ii) integrating sustainability factors into our procurement and third-party, strategic, and reputational risk frameworks.

In 2024, we continued to advance our Impact Program initiatives and completed a series of activities within the program's scope. Those activities included: i) using our pre-purchased carbon emission offsets to cover our calculated baseline scope 1 and 2 carbon emissions; ii) launching and offering team members an online course on “Sustainability 101” as part of our efforts to sponsor environmentally conscious activities; iii) sponsoring the “Dream in Green” program - the Green Schools Challenge, which engages students in hands-on activities to save energy and water at school and teaches them about the links between natural resources, climate change and community sustainability; and iv) sponsoring the 14th Annual Miami Heat Beach sweep where volunteers planted 500 native plants to support the city of Miami’s target of achieving a robust 30% tree canopy coverage by 2030.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Bank also is subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion in assets. If the Bank reports assets over $10 billion for four consecutive quarters, it would meet the FDIC’s definition of a “large financial institution” and would be subject to direct supervision by the CFPB for compliance with a variety of consumer compliance laws, and for assessment of the effectiveness of the Bank’s compliance management system. As we began approaching the $10 billion in assets threshold, in the fourth quarter of 2023 we engaged a consulting firm to perform an assessment of our compliance management system and our risk management program to gauge our preparedness to meet the additional regulatory requirements and CFPB supervision that would be applicable to us after surpassing the threshold. The assessment yielded several observations with recommended actions that have been classified and prioritized based on criticality. We began implementing action plans to address these recommendations in 2024 and expect to continue to do so throughout 2025.

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

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 (“SOX Act”), as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and the New York Stock Exchange (the “NYSE”). In particular, in order to comply with Section 404 of the SOX Act, we are required to include management’s report on internal controls as part of our Annual Report on Form 10-K, as well as our independent registered public accounting firm’s report on internal controls. The assessments of the Company's internal control over financial reporting as of December 31, 2024 are included in this report under “Item 9A. Controls and Procedures.”

Shareholder Say-On-Pay Votes

Under the Dodd-Frank Act public companies are required to provide shareholders with an advisory vote on executive compensation (known as say-on-pay votes), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on say-on-pay proposals at least every three years and the opportunity to vote on the frequency of say-on-pay votes at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. Prior to 2022 as an EGC, the Company was not required to comply with these provisions of the Dodd-Frank Act. The Company began complying with these provisions in 2022, after it exited its EGC status. Since then, the Company provides its shareholders with the opportunity to vote on say-on-pay proposals every year.

Volcker Rule

The “Volcker Rule” issued under the Dodd-Frank Act, which became effective in July 2015, generally prohibits banking organizations with over $10 billion in assets from (i) engaging in certain types of proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also details certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations took effect, simplifying compliance and providing additional exclusions and exemptions. Given our asset size, we and the Bank were not subject to the Volcker Rule in 2024, but may become so in the future.

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

The Bank is also subject to, among other things, other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Expedited Funds Availability Act, the Truth in Savings Act, the Fair Housing Act, the Check Clearing for the 21st Century Act, the Fair Debt Collection Practices Act, the Fair and Accurate Credit Transactions Act, and, as applicable, their implementing regulations (i.e., Regulations B, C, E, V, X, Z, CC, and DD among others). These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans processing checks or certain electronic payments, and collecting consumer debts. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

The CFPB has the authority over many consumer financial protection laws, and is authorized to adopt regulations with respect to the same. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority in making rules and providing guidance that affects bank regulation in these areas and the scope of bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set by CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates. As of the date of this 10-K, the current administration has instructed CFPB employees to "not perform any work tasks"

and "cease all supervision and examination activity." It is unclear whether this directive is temporary or will result in permanent changes to the CFPB's regulatory and enforcement authority or how it will impact banks and bank holding companies. In the meantime, existing laws remain in effect. We expect the OCC to continue to examine the Bank for compliance with these laws.

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

Lending Practices

Federal bank regulatory guidance titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The CRE Guidance provides the following criteria regulatory agencies will use as indicators to identify institutions that may be exposed to CRE concentration risk: (i) experienced rapid growth in CRE lending; (ii) notable exposure to a specific type of CRE; (iii) Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (iv) Total commercial real estate, which includes loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital and the outstanding balance of the institutions’ CRE portfolio has increased by 50% or more during the prior 36 months. We have always had significant exposures to loans secured by CRE due to the nature of our markets. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the guidance.

Federal law limits a bank's authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

Debit Interchange Fees

Interchange fees are fees that merchants pay to card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the following year. The Bank did not exceed the $10 billion asset threshold at the end of 2024, but may exceed this threshold in 2025. If so, the Company's compliance with the provisions of the Durbin amendment would be required no later than July 1, 2026, and we do not expect the limits to debit card interchange to materially reduce the Company's revenue.

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

The Basel III Capital Rules, which we discuss below, further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement. The Company and the Bank exceeded the capital conservation requirement at year end 2024. See “Capital Requirements”.

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

As of December 31, 2024, the Company’s and the Bank's CET1 ratio were 11.21% and 11.73%, respectively. In addition, the Company’s and the Bank’s total risk-based capital ratio as of December 31, 2024 were 13.43% and 12.84%, respectively. As a result, both the Company and the Bank are currently classified as "well-capitalized" for purposes of the OCC's prompt corrective action regulations.

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
•5.0% leverage ratio.

An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances, relating to an undercapitalized banking institution, the BHC would be required to guarantee the performance of the undercapitalized subsidiary's capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

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

London Inter-Bank Offered Rate (LIBOR) Cessation and Replacement Rates

The Company owns all of the common capital securities issued by five statutory trust subsidiaries (“the Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (“the Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Trust Preferred Securities and the Debentures issued by the Company originally included calculations that were based on 3-month LIBOR, on June 30, 2023, the 3-month LIBOR was discontinued in accordance with the LIBOR Act. As of June 30, 2023, the 3-month LIBOR, as used in the Trust Preferred Securities and Debentures documents, was replaced with the 3-month CME term secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment of 0.26161%.

Lender Net Worth Adjusted Requirements

Amerant Mortgage is currently an approved seller and servicer with Fannie Mae for the purpose of selling Fannie Mae eligible loan production and retaining the Mortgage Servicing Rights, or MSRs, of those same loans. As an approved Fannie Mae seller and servicer, Amerant Mortgage must meet certain net worth covenants outlined in the Maintaining Seller/Servicer Eligibility section of the Fannie Mae Selling Guide (the “Selling Guide”).

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

Supplementary Item, Information about our Executive Officers
The Executive Officers of the Company as of March 4, 2025, are as follows:
Gerald P. Plush. Mr. Plush (“Jerry”), age 66, serves as the Company’s Chairman, President and Chief Executive Officer since June 2, 2022. He is a senior financial services executive known for achievements in leading organizations to standards of excellence in growth, operational efficiency, and profitability. Mr. Plush joined Amerant in February 2021 as Vice-Chairman; in March 2021, he was appointed President and CEO, and in June 2022, he was appointed Chairman and CEO. He has served on the Board of Directors of Amerant since July 2019. From 2019 to 2021, Mr. Plush was a partner with Patriot Financial Partners, L.P., a private equity firm based in Radnor, PA. There, he sourced new investment opportunities for the firm and represented Patriot on the boards of directors for multiple portfolio banks, specialty finance, and fintech companies.

In 2018, he served as CEO of Verdigris Holdings, Inc., leading this start-up through the regulatory application, organization, and initial funding processes. Prior to that, Mr. Plush was the Chief Administrative Officer of Santander US from 2016 to 2017. He joined Santander US in April 2014 as Chief Financial Officer, where he served as a member of the Santander US Executive Committee and simultaneously served as a director for Santander Consumer USA from 2014 to 2016. He was also a director for the Federal Home Loan Bank of Pittsburgh from 2016 to 2017.

Before joining Santander, Mr. Plush served as President of Webster Financial Corp (NYSE: WBS) and Webster Bank, where he held several roles including Vice Chairman and Chief Operating Officer, CFO, Chief Risk Officer, and was a member of Webster’s board of directors. Prior to Webster Bank, he worked at MBNA America, most recently as Senior Executive Vice President and Managing Director for corporate development and acquisitions. He had previously served in several senior roles for MBNA, including as CFO-North America.

Mr. Plush holds a Bachelor of Science degree in Accounting from St. Joseph’s University in Philadelphia. He is a certified public accountant and a certified management accountant (inactive). He is a member of the National Association of Corporate Directors (NACD) and in July 2024 earned the director certification designation (NACD.DC).

He serves on the board of directors of the FIFA World Cup 2026™ Miami Host Committee, the Orange Bowl Committee and the Broward Workshop. He is also a member of the CEO Council of the Greater Ft. Lauderdale Alliance and was recently elected to the Florida Council of 100.

Sharymar Calderón. Mrs. Calderón, age 37, was appointed Executive Vice President, Chief Financial Officer (CFO) in June 2023 and Senior Executive Vice President in November 2024. Calderón is responsible for Amerant’s financial management, including treasury, financial reporting and accounting, financial planning and analysis, investor relations, strategy, internal controls over financial reporting, corporate tax and products. She also chairs the Asset-Liability Committee and is a member of the Board of Amerant Investments. Prior to her appointment as CFO, Mrs. Calderón served as Senior Vice President, Head of Internal Audit at Amerant since June 2021, where she led the implementation and monitoring of the Company’s audit plan and risk assessments, including coordination with external auditors and the integration of SOX audits. She is a licensed CPA in both Florida and Puerto Rico. Prior to Amerant, Mrs. Calderón worked at Ocean Bank as SVP, Head of Payment Operations from September 2020 through early June 2021. Before that, she worked at PricewaterhouseCoopers for nine years, where she began her career as an Associate and rose to Senior Manager over the course of her tenure, gaining extensive experience in financial services, including banking, broker dealers and asset management.

Mrs. Calderón received a double Bachelor of Business Administration in Accounting and Marketing from the University of Puerto Rico. She is a licensed Certified Public Accountant (CPA) in Florida and Puerto Rico, a member of the American Institute of Certified Public Accountants (AICPA), a member of the Puerto Rico State Society of CPAs and its Florida Chapter, and the Association of Latino Professionals for America (ALPFA). Mrs. Calderón currently serves on the board of directors of the Zoo Miami Foundation.

Alberto Capriles. Mr. Capriles, age 57, serves as Senior Executive Vice-President and Chief Risk Officer since January 2023, having previously served as Executive Vice-President and Chief Risk Officer since February 2018 and previously as the Company’s Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance. Mr. Capriles served in various roles with the former parent of the Bank, Mercantil Servicios Financieros, or MSF since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement MSF’s enterprise risk management model. Prior to joining MSF, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles also served as a Professor in the Economics Department at Universidad Católica Andrés Bello in Caracas, Venezuela from 1996 to 2008.

Mr. Capriles graduated with a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.
Juan Esterripa. Mr. Esterripa, age 51, serves as Senior Executive Vice-President and Chief Commercial Banking Officer since April 2023. He is a seasoned banking professional with significant experience in corporate and commercial banking. In his role, Esterripa oversees multiple business sectors, including commercial banking, commercial real estate, syndication, and specialty finance. Before joining the Company, Mr. Esterripa served as EVP, Wholesale Banking Executive at City National Bank - Florida since 2016. From 2013 to 2016, he was SVP, Corporate & Commercial Banking Manager at BankUnited, NA. He served as Executive Vice President at Stonegate Bank from 2012 to 2013 and as Senior Vice President at Capital Bank since 2010 prior to that. From 2009 to 2010, Esterripa was SVP, Chief Lending Officer at Pacific National Bank, and from 2006 to 2009, he served as SVP, Head of Middle Market Division at Mercantil Commercebank, NA. Mr. Esterripa is a graduate of the Harvard Business School executive management program. He currently serves on the board of Big Brothers Big Sisters of Miami.
Carlos Iafigliola. Mr. Iafigliola, age 48, was appointed Senior Executive Vice President, Chief Operating Officer (COO) in June 2023. He is responsible for Amerant’s loan and deposit operations, project management, technology services, procurement, facilities, treasury management, and digital projects. Mr. Iafigliola chairs the Board of Amerant Investments and is member of the Board of Amerant Mortgage. Prior to his appointment as COO, Mr. Iafigliola served as EVP, Chief Financial Officer (CFO) since May 2020 spearheading Amerant’s financial management, including treasury, financial reporting and accounting, financial analysis, investor relations & sustainability, internal controls and corporate tax. Mr. Iafigliola also served as SVP, Treasury Manager from 2015 to May 2020 and held various management positions in the Treasury area from 2004 to 2015. Prior to joining Amerant, he served in senior roles in Market Risk at Banco Mercantil, also known as Mercantil Servicios Financieros (MSF), from 2000 to 2004. He joined MSF in April 1998.

Mr. Iafigliola earned a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003. He was also part of Miami Leadership Program cohort 2011. He serves as Board member for Habitat for Humanity Broward and is a member of the Investment Committee of United Way Miami.

Braden Smith. Mr. Smith, age 51, serves as the Senior Executive Vice President and Chief Business Development Officer since November 2024. He leads strategic growth initiatives, evaluates new business opportunities and fosters partnerships aimed at expanding the Company’s influence. From 2009 until November 2024 Mr. Smith established and was the Chief Executive Officer of the Private Banking Group at Wintrust Financial Corporation and led a team that included bankers, investment professionals, credit and support staff overseeing billions in assets, loans and deposits. Mr. Smith was also a member of Wintrust’s Operating Committee.

Mr. Smith earned a Bachelor of Science degree in Finance from the Rochester Institute of Technology in 1996. Mr. Smith serves on the boards of John Cabot University, Prentice Hospital, the Children’s Brittle Bone Foundation, and on the advisory Board of the Rochester Institute of Technology - Saunders College of Business.

Mariola Sanchez. Mrs. Sanchez, age 52, serves as Senior Executive Vice-President and Chief People Officer since June 2022 and leads the Company’s approach to people and organizational culture. Previously, Mrs. Sanchez served as the Company and the Bank’s General Counsel since 2010. With an educational background in human behavior and law, in addition to 15 years working at the Bank, she brings a wealth of organizational knowledge and an informed perspective to her role. She and her leadership team are focused on learning and development, management practices, and diversity and inclusion. As General Counsel, Mrs. Sanchez advised the Company on a range of legal matters, including labor and employment. She has practiced law for over 25 years, primarily as in-house counsel for financial institutions. Prior to joining Amerant in 2007 as Associate General Counsel, she served as Associate General Counsel at Regions Bank (formerly Union Planters Bank).
Mrs. Sanchez earned a bachelor’s degree in Psychology from the University of Miami and a Juris Doctorate from St. Thomas University. In April 2021, she also graduated from the Yale School of Management’s ExecOnline’s Fostering Inclusion and Diversity Program . Active in the community, Mrs. Sanchez serves on the board of directors for the Center for Financial Training and the Overtown Youth Center.
Armando Fleitas, age 48, serves as Executive Vice-President, Chief Accounting Officer (“CAO”) since March 2023 overseeing general accounting and accounts payable; investment accounting and operations; mortgage banking finance and accounting; and financial reporting to the Federal Reserve Bank and other federal and state banking supervisory authorities, the Securities and Exchange Commission, and the Office of Comptroller of the Currency. Prior to being named CAO, Mr. Fleitas served as Senior Vice-President and Controller of the Company from January 1, 2021 until March 2023. Mr. Fleitas joined Amerant in 2010, serving in various management positions in the financial reporting area, including most recently, prior to his current role, as Senior Vice-President and Financial Reporting Manager. In his prior and current role, he has been responsible for overseeing the preparation of consolidated and stand-alone statutory financial statements, the quarterly and annual reports on Forms 10-Q and 10-K of the Company filed with the SEC. Previously, he was also responsible for overseeing the Company’s internal controls over financial reporting and vendor management functions. Mr. Fleitas began his career in 1996 at PwC Venezuela, transitioning in 2003 to PwC in the US. At PwC, he held various roles in the areas of audit and accounting consulting services primarily serving customers in the financial services industry.
Mr. Fleitas earned a bachelor’s degree in accounting from Universidad Católica Andrés Bello in Caracas, Venezuela, in 1998 and a master’s degree in accounting from the Huizenga School of Business and Entrepreneurship at Nova Southeastern University, Fort Lauderdale, USA, in 2011. He is a Certified Public Accountant (CPA) in the United States (NH-2005-active, NY-2010-inactive), and in Venezuela (2006). He holds a Chartered Global Management Accountant (CGMA) designation and is a member of the Florida Institute of Certified Public Accountants (FICPA) and the American Institute of Certified Public Accountants (AICPA). He serves on the Advisory Board of the Salvation Army of Broward County since 2024.

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
•Weakness in the demand for mortgage loans or in the secondary market for residential mortgage loans can adversely affect us.
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
•We are susceptible to operational risks in general and fraudulent risk in particular.
•We may not have the ability or resources to keep pace with rapid technological changes in the financial services industry or implement new technology effectively.
•Conditions in Venezuela could adversely affect our operations.
•We are subject to environmental, social and governance, or ESG, risks, many of which are outside of our control, that could harm our reputation, our business, operations, financial condition, and/or the price of our common stock.
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
•There is uncertainty surrounding the potential legal, regulatory and policy changes by the presidential administration in the United States that may directly affect financial institutions.
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
Risks Related to our Indebtedness
•We may not be able to generate sufficient cash to service all of our debt, including the Subordinated Notes and the Debentures.
•We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Subordinated Notes and the Debentures.

•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Subordinated Notes and the Debentures.

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

Our deposits (including checking, savings, money market and other deposits) are the primary funding source for our lending activities. Our future growth will largely depend on our ability to expand core deposits, which provide a less costly and stable funding source. The deposit markets are competitive; therefore, growing our core deposit base could be difficult. In a competitive market, depositors have many choices for where to place their deposits. As we continue to grow our core deposit base and seek to reduce our exposure to high rate/high volatility accounts, we may experience a net deposit outflow, which could negatively impact our business, financial condition, results of operations, or cash flows.

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

Our CRE loans included approximately $1.1 billion and $1.2 billion of fixed rate loans at December 31, 2024 and 2023, respectively. In a rising interest rate environment, fixed rate loans may adversely affect our margin and present asset/liability mismatches and risks since our liabilities are generally floating rate or have shorter maturities.

As of December 31, 2024, the Bank’s portfolio of CRE loans was 239.4% of its risk-based capital, or 34.5% of its total loans, as of December 31, 2024 compared to 274.3% of its risk-based capital, or 38.4% of its total loans, as of December 31, 2023. We cannot assure that our CRE concentration risk management program will effectively manage our CRE concentration.

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

As of December 31, 2024, approximately $2.5 billion, or 35%, and $1.8 billion, or 26%, of our loan portfolio was comprised of CRE loans and commercial loans, respectively. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy and the collateral securing these loans may not be sufficient to repay the loan in the event of default. Consequently, downturns in the real estate market and economy increase the risk related to commercial loans, including CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In some cases, the repossession of collateral may not be possible or may be delayed which could negatively impact the value we may realize from that collateral to repay the loan. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower, and regular monitoring. However, these procedures cannot entirely eliminate the risk of loss associated with commercial lending. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

In addition, many of these loans are made to small business or middle market customers. In general, these businesses have less capital or borrowing capacity than larger businesses, may be more vulnerable to declines in economic conditions, often need substantial additional capital to expand or compete, and may experience significant volatility in operating results, any of which, individually or in the aggregate, may impair their ability to repay their loans, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2024, the fair value of the Company’s debt securities available for sale was approximately $1.4 billion, compared to $1.2 billion as of December 31, 2023. As of December 31, 2024 debt securities available-for-sale had net unrealized holding losses of $55.7 million ($100.3 million in 2023) and net unrealized holding gains of $0.9 million ($3.2 million in 2023). In 2024, the Company recorded pre-tax net unrealized holding losses of $42.2 million ($14.9 million in 2023) which are included in accumulated other comprehensive (loss) income for the period. These unrealized losses were mainly attributable to increases in market interest rates during the periods which translated into a decline in the estimated fair value of debt securities and other instruments.

Beginning January 1, 2022, debt securities available for sale are analyzed for credit losses under the new guidance on accounting for CECL, which requires the Company to determine whether the securities are considered impaired because their fair value is below their amortized cost basis as of the reporting date, and whether there is a need of a credit loss allowance. An allowance for credit losses is established for losses on debt securities available for sale due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. In 2024, the Company did not record an allowance for estimated credit losses on any of its debt securities available for sale. For more information about CECL, see Note 1 of our audited consolidated financial statements in this Form-10-K. Prior to January 1, 2022, our debt securities classified as available for sale or held to maturity were generally evaluated for other than temporary impairment under the applicable accounting guidance.

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

At December 31, 2024 and 2023, our nonperforming loans totaled $104.1 million and $34.4 million, respectively, or 1.43% and 0.47% of total loans, respectively. We had OREO balances of $18.1 million and $20.2 million at December 31, 2024 and 2023, respectively. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, financial condition, results of operations, or cash flows. Any increase in our nonperforming assets and related increases in our provision for credit losses could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. We cannot assure you we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.

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

Weakness in the demand for mortgage loans or in the secondary market for residential mortgage loans can adversely affect us.

Interest rates, housing inventory, housing demand, and other market conditions have a direct effect on mortgage loan originations. Since 2022, as market interest rates increased, the demand for residential mortgage loans has declined, negatively impacting revenue from our mortgage business, primarily due to lower mortgage volumes. Noninterest income from our mortgage operations may continue to suffer as a result of decreased loan origination activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, or housing price pressure. Also, our results of operations are affected by the amount of noninterest expenses (including personnel and systems infrastructure expenses) associated with our mortgage business activities. During periods of reduced loan demand, our results of operations may be adversely affected should we be unable to reduce expenses proportionate with the decline in mortgage loan origination activity.

In addition, a decrease in residential real estate market prices or lower levels of home sales, could result in lower single family home values, adversely affecting the value of collateral securing residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. A decline in real estate prices increases delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. A substantial portion of our single family loans consist of jumbo loans, and the secondary market for jumbo mortgages has historically been less liquid compared to conforming loans. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses, increase in interest rates or other factors. These could adversely impact borrowers and result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our business, financial condition, results of operations, or cash flows. In the event our allowance for credit losses on these loans is insufficient to cover such losses, our business, financial condition, results of operations, or cash flows could be adversely affected.

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

The implementation of our strategic plan and growth strategy may take longer than we anticipate to implement, and the results we achieve may not be as successful as we seek, all of which could adversely affect our business, financial conditions, results of operations, or cash flows. Additionally, the results of our strategic plan and growth strategy are subject to the other risks described herein that affect our business, which include: lending, interest rate risk, seeking deposits and wealth management clients in highly competitive domestic markets; our ability to achieve our growth plans or to manage our growth effectively; the benefits from our technology investments may not be realized or may take longer than expected to be realized and may not be as large as expected, or may require additional investments; and if we are unable to achieve economies of scale or reduce our cost structure, we may not be able to meet our profitability objectives.

Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty. Any such losses could have a material adverse effect on our business, financial condition, results of operations or cash flows. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and other securities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. Further, potential action by governments and regulatory bodies in response to financial crises affecting the global and U.S. banking systems and financial markets, such as nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in a financial institution’s creditworthiness, could adversely affect the value and/or liquidity of these instruments, securities, transactions and investments or limit our ability to trade with them. Any losses or impairments to the carrying value of these investments or other changes may adversely affect our business, financial condition, results of operations, or cash flows.

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

We are susceptible to operational risks in general and fraudulent risk in particular.

We operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. We have adopted flexible work arrangements that permit some employees to work from home full or part time, and these work arrangements could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure.

We, as other financial institutions, are inherently exposed to fraud risk. Fraudsters are leveraging new technologies, including artificial intelligence, to impersonate our customers and/or steal personally identifiable information to commit fraud. Fraudulent activity can take many forms and has increased as new products and features that facilitate the access for financial services are implemented, such as real-time payment services. We are susceptible to fraud being perpetrated by customers, employees, vendors, or members of the general public. We are subject to fraud risk in connection with loan origination, payment transactions (including ACH transactions, wire transactions, and digital payments), ATM transactions, checking, withdrawal transactions and other transactions. In connection with loan origination, we significantly rely on information supplied by loan applicants and third parties, including the information contained in the loan application, appraisals of property, title information as well as employment and income documentation provided by third parties. If any of this information is misrepresented and we do not detect such misrepresentation prior to funding, we generally bear the risk of loss related to the misrepresentation. Although we are constantly investing in systems, resources, and controls aimed at mitigating fraud risk, there can be no assurance that our efforts will be effective in detecting and preventing fraud or that we will not incur fraud losses or costs or other damage related to such fraud, at levels that adversely affect our business, financial condition, results of operations, cash flows, or reputation.

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

At December 31, 2024, 24% of our deposits, or approximately $1.9 billion, were from Venezuelan residents. All of the Bank’s deposits are denominated in U.S. Dollars. Adverse economic conditions in Venezuela may continue to negatively affect our Venezuelan deposit base, as customers residing in Venezuela rely on their U.S. Dollar deposits to fund living expenses and other necessities without being able to generate additional U.S. Dollars.

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

We are subject to environmental, social and governance, or ESG, risks, many of which are outside of our control, that could harm our reputation, our business, operations, financial condition, and/or the price of our common stock.

Companies across all industries are facing scrutiny from stakeholders (among them shareholders, customers, employees, federal and state regulatory authorities, and policy makers) related to ESG matters. These stakeholders may often have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. Recently, there have been an increase in the number of state-level anti-ESG initiatives in the U.S. that may conflict with regulatory requirements or our various stakeholders’ expectations. Also, diversity, equity and inclusion (“DEI”) practices being implemented by corporations have recently come under increased scrutiny and recent actions taken by federal executive branch agencies and federal and state attorneys general may signal an increased focus on investigating private entities with respect to DEI programs and policies, including publicly traded companies. These conflicting and divergent attitudes towards ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. If we are unable to meet expectations and standards from stakeholders, including policy makers, regarding ESG related issues, or if we are perceived to have not responded appropriately, or take action in conflict with one or another of those stakeholder’s expectations, our reputation could be negatively impacted and could lead to loss of business, adverse publicity, or customer complaints. Any negative impact on our reputation in connection with ESG matters, changes in investing priorities among investors, or any loss of business resulting from these issues, may adversely affect our business, financial condition, operations, and/or effects the trading price of our common stock.

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

Severe weather and natural disasters, (including hurricanes, tornados, earthquakes, fires, droughts and floods), acts of war or terrorism (such as hostilities in Ukraine and the Middle-East region), epidemics and global pandemics (such as the COVID-19 outbreak), theft, civil unrest, government expropriation, condemnation or other external events in the markets where we operate or where our customers live (including Venezuela) could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could adversely affect our business, financial condition, results of operations, or cash flows.

Our business is mainly concentrated in South Florida and the greater Tampa, Florida area, which may increase our risks from extreme weather. These market areas are susceptible to hurricanes, tropical storms and other similar severe weather events which could have the effects indicated above. Additionally, the potential for such weather events has and may continue to cause our customers to incur higher property and casualty insurance premiums which may adversely affect the value and sales of real estate in the markets we operate. Additionally, the impact of severe weather in the markets where we operate has and may continue to increase the cost and reduce the availability of insurance needed for our business operations.

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
We had goodwill of $19.2 million and other intangible assets of $5.8 million at December 31, 2024. Our business acquisitions typically have resulted in goodwill and other intangible assets and these may result in a future impairment expense. We make estimates and assumptions in valuing such goodwill and intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Based on the annual impairment analysis, the Company determined that goodwill was not impaired as of December 31, 2024. In 2024, the Company recorded a $0.3 million pre-tax write off in other intangibles assets in connection with the Houston Sale Transaction If we record any future impairment loss related to our goodwill or other intangible assets, it could adversely affect our business, financial condition, results of operations, or cash flows. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.

We have a net deferred tax asset that may or may not be fully realized.

Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. Realizing a deferred tax asset requires us to apply significant judgment and such judgment is inherently speculative because it requires estimates that cannot be made with certainty. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could adversely affect our business, financial condition, results of operations, or cash flows. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. At December 31, 2024, we had net DTAs with a book value of $53.5 million, based on a U.S. corporate income tax rate of 21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

The Florida banking markets in which we do business are highly competitive; therefore, our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, trust services providers and securities advisory and brokerage firms. Marketplace lenders operating nationwide over the internet are also growing rapidly, other fintech developments, including blockchain and other technologies, may potentially disrupt the financial services industry and impact the way banks do business. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon.

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

The actual occurrence or widespread concerns regarding the potential occurrence of illiquidity, operational failures, defaults, non-performance or other material and adverse developments that impact financial institutions and transactional counterparties, or other entities within the financial services industry at large, have previously caused, and could continue to cause, market-wide liquidity issues, bank-runs and general contagion across the global and U.S. financial services industry. For example, in March and April 2023, significant deposit withdrawals or bank runs precipitated the failure of four banks in the U.S. causing a state of volatility in the capital and credit markets and uncertainty regarding the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. This volatility particularly impacted the price of securities issued by financial institutions, including ours. While during this crisis and historically, the U.S. Department of the Treasury, the Federal Reserve Board and the FDIC have ensured that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will continue to be successful in restoring customer confidence in regional banks and the banking system more broadly. Similarly, there can be no assurance that there will not be additional bank failures or issues in the broader financial system or that these U.S. government entities will act in a similar fashion in the event of the future closure or failure of any other banks or financial institutions. In addition, the cost of resolving bank failures may prompt the FDIC to charge higher premiums above the current levels or to issue additional special assessments. Additionally, although the industry has stabilized since these failures and the customer confidence in the safety and soundness of smaller regional and community banks has improved, the risk remains that customers may choose to maintain deposits with large financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital and results of operations.

Adverse financial market and economic conditions may continue to exert downward pressure on the prices of stock and other securities and negatively impact credit availability for certain issuers, including us, without regard to their underlying financial strength. Any future events that cause financial market and economic disruption, volatility and decreased levels of customer confidence may cause us to experience adverse effects, which may materially impact our liquidity, business, financial condition, and results of operations.

Our business may be adversely affected by economic conditions in general and by conditions in the financial markets.

We are exposed to downturns in the U.S. economy and market conditions generally. We cannot accurately predict the possibility of the national or local economy’s return to a period of economic weakness or to recessionary conditions. Our primary markets are concentrated the in Miami-Dade, Broward, Palm Beach and Hillsborough (Tampa) counties in Florida. Adverse economic conditions in any of these areas and in the national economy may impact us significantly and unpredictably. Markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence.

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

Additionally, banks with greater than $10 billion in total consolidated assets are subject to additional regulatory requirements. As of December 31, 2024, our total assets were $9.9 billion. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion in 2025. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock; subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act; subject to certain enhanced prudential standards; and no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.

Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or may result in other significant expenses, any of which could adversely affect our business, financial condition, results of operations or cash flows.
There is uncertainty surrounding the potential legal, regulatory and policy changes by the presidential administration in the United States that may directly affect financial institutions.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of President Trump’s reelection and both Houses of Congress having majority memberships from the Republican party. However, we anticipate that the Presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration. In addition, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. While we do not specifically know what these changes will be, we may be required to implement different compliance procedures and modify our policies and activities to comply with changes set forth by the new administration. To achieve compliance with any changes from the Presidential administration, we may have to incur additional costs and expenses, and dedicate additional resources, which could adversely affect our business, financial condition, results of operations or cash flows.
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

FDIC insurance premiums we pay may change and be significantly higher in the future. The FDIC may be forced to charge higher premiums in the future if market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits. In addition, the method that the FDIC uses to determine the amount of our deposit insurance premium will change once our total consolidated assets exceed $10 billion, which we expect may happen in 2025. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could adversely affect our business, financial condition, results of operations, or cash flows.

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
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have numerous customers from Latin America or who do business there. As of December 31, 2024, $1.9 billion, or 24.1%, of our total deposits and a significant portion of our assets under management were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $40.7 million, or less than 1.5%, of our total loans, at December 31, 2024.

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

As of December 31, 2024, our executive officers, directors and each of the 5% or greater holders of our voting Class A common stock beneficially owned outstanding shares representing, in the aggregate, approximately 36% of the outstanding shares of our voting Class A common stock (without giving effect to the broad family holdings of the Capriles, Marturet and Vollmer families which will bring the percentage to an aggregate of approximately 57%). As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. Furthermore, the interests of these shareholders may not always coincide with the interests of other shareholders, including you and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement.
The rights of our common shareholders are subordinate to the holders of any debt securities that we have issued or may issue from time to time.

We have outstanding debt instruments that rank senior to our common stock, if we fail to timely make principal and interest payments on any of these debt instruments, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve, or liquidate, the holders of these debt instruments must be satisfied before any distributions can be made to the holders of our common stock.
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
Risks Related to our Indebtedness
We may not be able to generate sufficient cash to service all of our debt, including the Subordinated Notes and the Debentures.

As of December 31, 2024, we had outstanding an aggregate principal amount of $60.0 million of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”); an aggregate principal amount of $30.0 million of 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”); and an aggregate principal amount of $64.2 million in junior subordinated debentures (the “Debentures”). We have exercised our right under the applicable indenture to redeem the Senior Notes, which we expect to complete on April 1, 2025, see “Redemption of Senior Notes” in Item 1. Business Developments. Once we complete the early redemption of our Senior Notes, the aggregate principal balances of our Subordinated Notes and the Debentures will remain outstanding.

Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our Subordinated Notes and the Debentures or to refinance them will depend on our future operating performance. Prevailing economic conditions (including inflationary pressures, rising interest rates, and uncertainty surrounding global markets), regulatory constraints (including limitations on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and non-banking subsidiaries), and financial, business and other factors will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt when needed on commercially reasonable terms or at all.

We are a holding company with limited operations and depend on our subsidiaries for the funds required to make payments of principal and interest on the Subordinated Notes and the Debentures.

We are a separate and distinct legal entity from the Bank and our other subsidiaries. Our primary source of funds to make payments of principal and interest on the Subordinated Notes and the Debentures, and to satisfy any other financial obligations are dividends from the Bank. Our ability to receive dividends from the Bank is contingent on a number of factors, including the Bank’s ability to meet applicable regulatory capital requirements, the Bank’s profitability and earnings, and the general strength of its balance sheet. Various federal and state regulatory provisions limit the amount of dividends bank subsidiaries are permitted to pay to their holding companies without regulatory approval. In general, the Bank may only pay dividends either out of its net income after any required transfers to surplus or reserves have been made or out of its retained earnings. In addition, the Federal Reserve and the FDIC have issued policy statements stating that insured banks and bank holding companies generally should pay dividends only out of current operating earnings.

Banks and their holding companies are required to maintain a capital conservation buffer of 2.5% and satisfy other applicable regulatory capital ratios. Banking institutions that do not maintain capital in excess of the capital conservation buffer may face constraints on dividends, equity repurchases and executive compensation . Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, dividends to us from the Bank may be prohibited or limited, and there may be insufficient funds to make principal and interest payments on the Subordinated Notes and the Debentures.

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

Accordingly, we can provide no assurance that we will receive dividends from the Bank in an amount sufficient to pay the principal of, or interest on, the Subordinated Notes and the Debentures. In addition, our right and the rights of our creditors, including holders of the Subordinated Notes and the Debentures to participate in the assets of any non-guarantor subsidiary upon its liquidation or reorganization would be subject to the prior claims of such non-guarantor subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against such non-guarantor subsidiary.

We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Subordinated Notes and the Debentures.

Neither we, nor any of our subsidiaries, are subject to any limitations under the terms of the indentures governing the terms of the Subordinated Notes and the Debentures from issuing, accepting or incurring any amount of additional debt, deposits or other liabilities, including senior indebtedness or other obligations ranking equally with the Subordinated Notes and the Debentures. We expect that we and our subsidiaries will incur additional debt and other liabilities from time to time, and our level of debt and the risks related thereto could increase.

A substantial level of debt could have important consequences to us, holders of our Subordinated Notes, of our Debentures and our shareholders, including making it more difficult for us to satisfy our financial obligations (including the Subordinated Notes and the Debentures); requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for other purposes; increasing our vulnerability to adverse economic and industry conditions, which could place us at a disadvantage relative to our competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

Governance

The Information Security Department, under the leadership of the Chief Information Security Officer, has the responsibility for implementation and monitoring our information security program. The responsibilities of this department include cybersecurity risk assessments, vulnerability management, access reviews for systems and applications, incident response and management, gathering and sharing threat intelligence, monitoring of controls, and overall responsibility for the development of the information security program including relevant policies, procedures, standards and guidelines to enhance data security and mitigate risks. Members of this department include individuals with varying degrees of education and experience, in particular, our Chief Information Security Officer has over twenty seven years of experience in information technology and risk management, with emphasis on information security and cyber security risk management; throughout his career he has served in different positions including as Information Technology Auditor, Technology Risk Manager, Information Security Program Manager and, since September 2018 as our CISO. He has a bachelor’s degree in computer systems analysis and has obtained several relevant certifications, including having completed the EC-Council’s Certified Chief Information Security Officer Program and obtaining the Information Systems Auditor and Risk and Information Systems Control certifications from the Information Systems Audit and Control Association, ISACA. Several management committees, including our Executive Management Committee, manage our information security program and meet periodically to review and discuss information security matters. In general, summaries of key matters discussed are reported to the Risk Committee.

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

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, FL (the “Headquarters Building”), located at 220 Alhambra Circle, Coral Gables, FL 33134. In 2021, we sold the Headquarters Building, and leased-back the property for an eighteen-year term. In January 2024, we leased to a third-party approximately 19,000 square feet which we previously occupied. As a result, as of December 31, 2024 we occupied approximately 42,000 square feet, or approximately 23%, of the Headquarters Building, with the remaining approximately 135,000 square feet, or approximately 77%, either leased to third-parties or available for lease.

Additionally, a significant portion of our support service units operate out of our new operations center in the Miramar Park of Commerce (the “Miramar Operations Center”), located at 10500 Marks Way, Miramar, FL 33025. The Miramar Operations Center has a more efficient layout which allowed us to reduce our space to approximately 56,500 square feet from approximately 100,000 at the previous operations center.

As of December 31, 2024, we had 19 banking centers, all located in Florida. We occupy 15 banking centers under lease agreements with renewal options, two banking centers with long term ground leases, and two banking centers are owned. Our banking centers range from approximately 1,000 square feet to approximately 7,000 square feet, average of 3,300 square feet and total approximately 64,000 square feet. We opened a new banking center in Tampa, FL in 2024, which we also lease.

We lease approximately 6,000 square feet in New York City, which was used as an LPO for CRE loans. We closed our New York CRE LPO in 2021, and subsequently subleased this property in January 2022. In February 2023, the Company executed a new lease for 14,416 square feet office space in Tampa, FL, which now houses our recently opened banking center and where our new Tampa Regional Office is. In October 2023, the Company leased 12,702 square feet in Plantation, FL, for our Broward county regional office. In June 2024, we also leased 5,172 square feet in West Palm Beach, FL, which will have a new banking center and the West Palm Beach county regional office.

Our various leases have periodic escalation clauses and may have options for extensions and other customary terms.

Item 3. LEGAL PROCEEDINGS
From time to time, in the ordinary course of business, we are involved in litigation, regulatory matters and other legal proceedings. These may include, but are not limited to, claims related to the ownership of funds in specific accounts, disputes over credit relationships, challenges to security interests in collateral, and foreclosure proceedings, employment-related claims and general tort matters. Such matters are incidental to our regular banking and lending operations.

While the outcome of legal proceedings is inherently uncertain, based on management’s current assessment and legal counsel’s advice, we do not believe that any pending litigation will have a material adverse effect on our financial position, results of operations or cash flows. Where appropriate, we establish reserves for potential losses in accordance with FASB ASC Topic 450, Contingencies, considering available information, management’s judgment and legal counsel’s guidance.

At least quarterly, we evaluate legal contingencies using the most current information available. If a loss is probable and reasonably estimable, we record a liability in our consolidated financial statements, adjusting reserves as necessary to reflect new developments. If the likelihood of loss is not probable or cannot be reasonably estimated, no reserve is recorded.

Based on current information, including insurance coverage, existing legal reserves, and ongoing legal assessments, we do not believe that liabilities arising from pending legal proceedings will materially impact our financial condition. However, due to the inherent uncertainty in litigation and regulatory matters, the final resolution of one or more cases can have a material effect on our financial position, results of operations, or cash flows in a particular reporting period.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market For Capital Stock
Our shares of Class A common stock, par value $0.10 per share, are listed and trade on the NYSE under the symbol “AMTB”.
Holders of record
As of February 27, 2025, there were 382 shareholders of record of the Company’s Class A common stock. The shareholders of record include Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders.
Dividends
In January 2025 and each of the four quarters of 2024 and 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. Future dividends, if any, will be subject to our Board of Directors’ discretion and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital limitations, and other factors that our Board of Directors may deem relevant as well as applicable federal and state regulations. Under Florida law, the Company may only pay dividends if after giving effect to each dividend the Company would be able to pay its debts as they become due and the Company’s total assets would exceed the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of each dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those entitled to receive the dividend. In addition, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Also, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation—Payment of Dividends and Repurchases.”

Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock during the five years ended December 31, 2024, as compared to the cumulative total return on stocks included in the NYSE Composite Index, and the KBW Nasdaq Bank Index over such period. Our Class B common stock was converted into Class A common stock on November 18, 2021 pursuant to the Clean-Up Merger and is no longer outstanding. November 17, 2021 was the last day of trading of the Company's shares of Class B common stock. Cumulative total return expressed in Dollars assumes an investment of $100 on December 31, 2019 and reinvestment of dividends as paid.

Total Return Performance
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
AMTB
NYSE Composite Index
KBW Nasdaq Bank Index

Total Return Performance (in Dollars)	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
AMTB	$100.00	$69.76	$158.56	$123.18	$112.76	$102.85
NYSE Composite Index	100.00	104.40	123.37	109.14	121.13	137.26
KBW Nasdaq Bank Index	100.00	86.37	116.63	88.96	84.70	112.44
The above graph and table illustrate the performance of Company Class A from December 31, 2019 and reflect:

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
The emphasis of this discussion will be on changes in the year ended December 31, 2024 with respect to 2023. See our Annual Report on Form 10-K for the year ended December 31, 2023 for additional details on the Company’s financial condition and results of operations in 2023 and changes in the Company’s financial condition and results of operations from 2022 to 2023.

Overview

Our Company
We are a bank holding company headquartered in Coral Gables, FL. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, FL, and its subsidiaries. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank’s securities broker-dealer, Amerant Investments, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate 18 banking centers in Miami-Dade, Broward and Palm Beach counties. The Bank also operates one banking center, as well as a regional headquarter, in Tampa, FL. See “Item1-Business” for recent developments.

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
Income from changes in the cash surrender value of our BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable. In the fourth quarter of 2023, the Company restructured certain of its BOLI contracts, by surrendering existing lower-yielding policies and reinvesting the proceeds in higher-yielding policies. This transaction is expected to increase income from this source beginning in 2024.

Interchange fees, other fees and revenue sharing are recognized when earned. Trade finance servicing fees, which primarily include commissions on letters of credit, are generally recognized over the service period on a straight line basis. Card servicing fees include credit and debit card interchange fees and other fees. We have also entered into referral arrangements with recognized U.S.-based card issuers, which permit us to serve our customers and earn referral fees and share interchange revenue without exposure to credit risk. In 2024, the Company discontinued one of these arrangements which served international customers, primarily. This is expected to cause a decrease in this revenue source prospectively.

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

Other noninterest income includes mortgage banking income generated through our subsidiary Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $6.9 million and $4.5 million in 2024 and 2023, respectively. Other income in 2024 also includes $0.5 million of proceeds from BOLI death benefits.

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
OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In 2023, OREO and repossessed assets expense is presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive (loss) income. We had no other repossessed assets (non-real estate) in 2024 or 2022.

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
Noninterest expenses in 2024 and 2023 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with Amerant Mortgage’s ongoing business.

Non-routine noninterest expense items include restructuring expenses and other non-routine noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, promoting the Amerant brand, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. There were no restructuring expenses in 2024. Other non-routine noninterest expenses include the effect of non-routine items such as the valuation of OREO and loans held for sale, the sale of repossessed assets, and impairment of investments, expenses in connection with the Houston Sale Transaction, See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

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

Summary Results
Results for the year ended December 31, 2024 were as follows:
•Total assets were $9.9 billion at December 31, 2024, up $185.4 million, or 1.9%, compared to $9.7 billion at December 31, 2023.
•Total gross loans, which include loans held for sale, were $7.3 billion at December 31, 2024, an increase of $6.4 million since December 31, 2023.
•Cash and cash equivalents were $590.4 million at December 31, 2024, up $268.5 million, or, 83.4%, compared to $321.9 million at December 31, 2023.
•Total deposits were $7.9 billion at December 31, 2024, down $40.3 million, or 0.5%, compared to December 31, 2023.
•Total advances from Federal Home Loan Bank (“FHLB”) were $745.0 million as of December 31, 2024, up $100.0 million, or 15.5%, compared to $645.0 million as of December 31, 2023.
•Average yield on loans in 2024 was 7.06%, up compared to 6.78% in 2023.
•Total non-performing assets were $122.2 million as of December 31, 2024, up $67.6 million, or 124%, compared to $54.6 million as of December 31, 2023.
•Allowance for credit losses (“ACL”) was $85.0 million as of December 31, 2024 down $10.5 million, or 11.0%, compared to $95.5 million as of December 31, 2023.
•Core deposits were $5.6 billion, at December 31, 2024, up $22.4 million, or 0.4%, compared to $5.6 billion at December 31, 2023.
•Average cost of total deposits in 2024 was 2.94% compared to 2.47% in 2023.
•Loan to deposit ratio was 92.6% as of December 31, 2024 compared to 92.0% as of December 31, 2023.
•Assets Under Management and custody (“AUM”) totaled $2.9 billion as of December 31, 2024 an increase of $600.9 million, or 26.3%, compared to $2.3 billion as of December 31, 2023.
•Pre-provision net revenue (“PPNR”)1 was $36.4 million in 2024, a decrease of $67.9 million, or 65.1%, compared to $104.3 million in 2023. Core PPNR1 was $125.6 million in 2024, a decrease of $16.4 million, or 11.6%, compared to $142.0 million in 2023.
•Net interest margin was 3.58% in 2024, down 18 basis points from 3.76% in 2023.
•Net interest income was $326.0 million in 2024, down $0.5 million, or 0.2%, from $326.5 million in 2023.
•The Company recorded a provision for credit losses of $60.5 million in 2024, compared to $61.3 million in 2023.
•Noninterest income was $9.9 million in 2024, down $77.6 million, or 88.7%, from $87.5 million in 2023.
•Noninterest expense was $299.5 million in 2024, down $11.9 million, or 3.8%, from $311.4 million in 2023.
•The efficiency ratio was 89.17% for the full-year 2024 compared to 75.21% for the full-year 2023.
•Return on average assets (“ROA”) was negative 0.16% for the full-year 2024 compared to 0.34% for the full-year 2023.
•Return on average equity (“ROE”) was negative 1.99% for the full-year 2024 compared to 4.39% for the full-year 2023.

1 Non-GAAP measure, see “Non-GAAP Financial Measures” for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

Net (loss) income
The table below sets forth certain results of operations data for the years ended December 31, 2024, 2023 and 2022:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net interest income	$325,957	$326,464	$266,665	$(507)	(0.2)%	$59,799	22.4%
Provision for credit losses	60,460	61,277	13,945	(817)	(1.3)%	47,332	339.4%
Net interest income after provision for credit losses	265,497	265,187	252,720	310	0.1%	12,467	4.9%
Noninterest income	9,909	87,496	67,277	(77,587)	(88.7)%	20,219	30.1%
Noninterest expense	299,490	311,355	241,413	(11,865)	(3.8)%	69,942	29.0%
Income before income tax expense	(24,084)	41,328	78,584	(65,412)	(158.3)%	(37,256)	(47.4)%
Income tax (benefit) expense	8,332	(10,539)	(16,621)	18,871	179.1%	6,082	36.6%
Net (loss) income before attribution of noncontrolling interest	(15,752)	30,789	61,963	(46,541)	(151.2)%	(31,174)	(50.3)%
Less: noncontrolling interest	—	(1,701)	(1,347)	1,701	100.0%	(354)	(26.3)%
Net (loss) income attributable to Amerant Bancorp Inc.	$(15,752)	$32,490	$63,310	$(48,242)	(148.5)%	$(30,820)	(48.7)%
Basic (loss) earnings per common share	$(0.44)	$0.97	$1.87	$(1.41)	(145.4)%	$(0.90)	(48.1)%
Diluted (loss) earnings per common share (1)	$(0.44)	$0.96	$1.85	$(1.40)	(145.8)%	$(0.89)	(48.1)%

__________________
(1)    At December 31, 2024, 2023 and 2022, potential dilutive instruments consist of unvested shares of restricted stock, restricted stock units and performance stock units. See Note 23 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive and anti-dilutive effects of the issuance of restricted stock, restricted stock units and performance stock units on earnings per share in 2024, 2023 and 2022. There were no dilutive shares included in earnings per share calculation in 2024 as the Company reported a net loss from operations and their inclusion would have had an anti-dilutive effect.

2024 compared to 2023

In 2024, net loss attributable to the Company was $15.8 million, or $0.44 loss per diluted share, compared to net income of $32.5 million, or $0.96 per diluted share, in 2023. The decrease of $48.2 million, or 148.5% , in 2024 compared to 2023 was primarily due to lower noninterest income and lower net interest income. The decrease was partially offset by lower noninterest expense and lower provision for credit losses in the year compared to 2023.

Net interest income was $326.0 million in 2024, a decrease of $0.5 million, or 0.2%, from $326.5 million in 2023. This was primarily due to (i) higher average balances of total deposits, mainly in money market accounts and time deposits, as well as, (ii) higher average rates on both total deposits and FHLB advances. These results were partially offset by: (i) an increase of 22 basis points in the yield on total interest earning assets, which was partially offset by the effect of higher non-performing assets during the period; (ii) increases of $238.9 million, or 22.7%, $151.1 million, or 2.2%, and $100.3 million, or 31.1%, in the average balances of debt securities available for sale, loans and deposits with banks, respectively, and (iii) lower average balances of FHLB advances. See “-Net interest Income” for more details.

Noninterest income was $9.9 million in 2024, a decrease of $77.6 million, or 88.7%, compared to $87.5 million in 2023. These results were mainly due to: (i) higher securities losses as a result of the Securities Repositioning in 2024; (ii) lower gains on the early extinguishment of advances from the FHLB in 2024 compared to 2023; and (iii) having derivative losses in 2024 compared to having gains in 2023. These decreases were partially offset by: (i) the gain on sale of the Houston Franchise; (ii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; (iii) higher other noninterest income; (iv) higher loan-level derivative income; (v) higher cards and trade servicing fees; (vi) higher brokerage, advisory and fiduciary fees, and (vii) higher deposits and service fees. See “-Noninterest Income” for more details.

Noninterest expense was $299.5 million in 2024, a decrease of $11.9 million, or 3.8%, from $311.4 million in 2023. These results were mainly due to: (i) lower losses on loans held for sale in 2024 compared to 2023; (ii) lower telecommunications and data processing expenses; (iii) lower other operating expenses; (iv) lower contract termination costs; and (v) lower occupancy and equipment expenses. These decreases were partially offset by: (i) higher professional and other service fees; (ii) higher salary and employee benefits; (iii) an increase in OREO expenses due to a $5.7 million valuation expense in 2024; (iv) higher advertising expenses; (v) higher FDIC assessments and insurance expenses; and (vi) higher loan-level derivative expenses. See “-Noninterest Expense” for more details.

In 2024, noninterest expense included non-routine items of $26.4 million, compared to $66.2 million in 2023. Non-routine items in noninterest expense in 2024 include: (i) $13.9 million in losses in loans held for sale carried at the lower cost or fair value; (ii) $5.7 million in other real estate owned valuation expense; and (iii) Houston Sale Transaction expenses including: $3.4 million in fixed assets impairment as a result of market value adjustments; $3.1 million in legal, broker fees and other costs, and $0.3 million in other intangible impairment charges. In 2023, non-routine items in noninterest expense in 2023 included: (i) losses on loans held for sale which includes a valuation expense of $35.5 million related to the transfer of the Houston CRE loan portfolio from loans held for investment to loans held for sale and a total loss of $7.6 million, including a $5.6 million valuation expense and a $2.0 million loss on sale, related to a New York-based CRE loan held for sale; (ii) a $2.6 million loss on sale of repossessed assets in connection with our equipment-financing activities; (iii) a $2.0 million impairment charge on an investment carried at cost and included as part of other assets; (iv) a $1.7 million goodwill and intangible impairment charge in 2023; and (iv) $1.1 million in expenses related to the enhancement of BOLI during the fourth quarter of 2023. There were no restructuring costs in 2024 while there were $15.6 million in 2023. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In 2024 and 2023, we incurred $14.1 million and $14.4 million, respectively, in total noninterest expenses related to Amerant Mortgage. These expenses included: (i) $10.7 million and $10.7 million in 2024 and 2023, respectively, related to salaries and employee benefits expenses and (ii) $3.4 million and $3.7 million in 2024 and 2023, respectively, related to mortgage lending costs, professional fees and other noninterest expenses. As of December 31, 2024, Amerant Mortgage had 80 FTEs compared to 67 FTEs at December 31, 2023.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2024, 2023 and 2022. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2024			2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1) (2)	$7,157,991	$505,484	7.06%	$7,006,919	$475,405	6.78%	$5,963,190	$293,210	4.92%
Debt securities available for sale (3)(4)	1,291,974	57,631	4.46%	1,053,034	43,096	4.09%	1,112,590	33,187	2.98%
Debt securities held to maturity (5)	162,657	5,597	3.44%	234,168	7,997	3.42%	192,397	5,657	2.94%
Debt securities held for trading	—	—	—%	586	7	1.19%	64	4	6.25%
Equity securities with readily determinable fair value not held for trading	2,495	106	4.25%	2,454	33	1.34%	9,560	—	—%
Federal Reserve Bank and FHLB stock	56,234	3,957	7.04%	53,608	3,727	6.95%	51,496	2,565	4.98%
Deposits with banks	423,185	22,492	5.31%	322,853	18,212	5.64%	231,402	4,153	1.79%
Other short-term investments	6,348	322	5.07%	2,115	102	4.80%	—	—	—%
Total interest-earning assets	9,100,884	595,589	6.54%	8,675,737	548,579	6.32%	7,560,699	338,776	4.48%
Total non-interest-earning assets (6)	790,919			776,484			626,989
Total assets	$9,891,803			$9,452,221			$8,187,688

	Years Ended December 31,
	2024			2023			2022
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates

Interest-bearing liabilities:
Checking and saving accounts:
Interest bearing DDA	2,345,193	62,719	2.67%	2,486,190	62,551	2.52%	1,872,100	15,118	0.81%
Money market	1,502,304	62,307	4.15%	1,226,311	42,212	3.44%	1,323,563	11,673	0.88%
Savings	251,626	103	0.04%	284,510	144	0.05%	319,631	135	0.04%
Total checking and saving accounts	4,099,123	125,129	3.05%	3,997,011	104,907	2.62%	3,515,294	26,926	0.77%
Time deposits	2,302,798	105,780	4.59%	2,074,549	78,829	3.80%	1,334,605	22,124	1.66%
Total deposits	6,401,921	230,909	3.61%	6,071,560	183,736	3.03%	4,849,899	49,050	1.01%
Securities sold under agreements to repurchase	60	3	5.00%	124	7	5.65%	32	1	3.13%
Advances from the FHLB and other borrowings (7)	757,502	29,303	3.87%	805,084	28,816	3.58%	911,448	15,092	1.66%
Senior notes	59,686	3,767	6.31%	59,370	3,766	6.34%	59,054	3,766	6.38%
Subordinated notes	29,540	1,444	4.89%	29,370	1,445	4.92%	23,853	1,172	4.91%
Junior subordinated debentures	64,178	4,206	6.55%	64,178	4,345	6.77%	64,178	3,030	4.72%
Total interest-bearing liabilities	7,312,887	269,632	3.69%	7,029,686	222,115	3.16%	5,908,464	72,111	1.22%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,461,940			1,356,538			1,286,570
Accounts payable, accrued liabilities and other liabilities	324,932			325,367			243,105
Total non-interest-bearing liabilities	1,786,872			1,681,905			1,529,675
Total liabilities	9,099,759			8,711,591			7,438,139
Stockholders' equity	792,044			740,630			749,549
Total liabilities and stockholders' equity	$9,891,803			$9,452,221			$8,187,688
Excess of average interest-earning assets over average interest-bearing liabilities	$1,787,997			$1,646,051			$1,652,235
Net interest income		$325,957			$326,464			$266,665
Net interest rate spread			2.85%			3.16%			3.26%
Net interest margin (8)			3.58%			3.76%			3.53%
Cost of total deposits (9)			2.94%			2.47%			0.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.45%			123.42%			127.96%
Average non-performing loans/ average total loans	1.03%			0.48%			0.51%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $90.0 million, $90.0 million and $57.5 million in the years ended December 31, 2024, 2023 and 2022, respectively. The average balance of total loans held for sale was $353.9 million, $77.8 million and $117.6 million in the years ended December 31, 2024, 2023 and 2022, respectively.

(2)    Includes average non-performing loans of $74.9 million, $34.3 million and $30.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income that would have been recognized on outstanding non-performing loans at December 31, 2024, 2023 and 2022, was $3.9 million, $4.9 million and $0.8 million, respectively.
(3) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $84.5 million, $118.5 million and $62.3 million in December 31, 2024, 2023, and 2022 respectively.
(4)    Includes nontaxable securities with average balances of $29.4 million, $17.8 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.45%, 4.83% and 3.00% for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5)    Includes nontaxable securities with average balances of $35.2 million, $49.8 million and $43.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax equivalent yield for these nontaxable securities was 4.29%, 4.22% and 3.46% for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
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

	Increase in Net Interest Income
	2024 vs 2023			2023 vs 2022
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$10,243	$19,836	$30,079	$51,351	$130,844	$182,195
Debt securities available for sale	9,773	4,762	14,535	(1,775)	11,684	9,909
Debt securities held to maturity	(2,446)	46	(2,400)	1,228	1,112	2,340
Debt securities held for trading	(7)	—	(7)	33	(30)	3
Equity securities with readily determinable fair value not held for trading	1	72	73	—	33	33
Federal Reserve Bank and FHLB stock	183	47	230	105	1,057	1,162
Deposits with banks	5,659	(1,379)	4,280	1,637	12,422	14,059
Other short-term investments	203	17	220	102	—	102
Total interest-earning assets	$23,609	$23,401	$47,010	$52,681	$157,122	$209,803
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand	$(3,553)	$3,721	$168	$4,974	$42,459	$47,433
Money market	9,494	10,601	20,095	(856)	31,395	30,539
Savings	(16)	(25)	(41)	(14)	23	9
Total checking and saving accounts	5,925	14,297	20,222	4,104	73,877	77,981
Time deposits	8,673	18,278	26,951	12,283	44,422	56,705
Total deposits	14,598	32,575	47,173	16,387	118,299	134,686
Securities sold under agreements to repurchase	(4)	—	(4)	3	3	6
Advances from the FHLB and other borrowings	(1,703)	2,190	487	(1,766)	15,490	13,724
Senior notes	20	(19)	1	20	(20)	—
Subordinated notes	8	(9)	(1)	271	2	273
Junior subordinated debentures	—	(139)	(139)	—	1,315	1,315
Total interest-bearing liabilities	$12,919	$34,598	$47,517	$14,915	$135,089	$150,004
Increase (Decrease) in net interest income	$10,690	$(11,197)	$(507)	$37,766	$22,033	$59,799

In March 2022, the Federal Reserve increased its benchmark interest rate by 25 basis points as a key tool to help reduce inflationary pressures. This first increase was followed by six additional increases in the Federal Reserve’s benchmark interest rate which resulted in a total increase of 425 basis in 2022. In 2023, there were four additional increases in the Federal Reserve benchmark interest rate, which resulted in a total increase of 100 basis points in 2023. Meanwhile, in 2024, the Federal Reserve cut the benchmark interest rate three times during the year which resulted in a decrease of 100 basis points in 2024.

In 2024 we had higher average balance of loans compared to the same period last year, which we attribute to our relationship-driven culture. In addition, although we have an asset sensitive position, we partially offset the decrease in rates via repricing of the deposits and the loan production during 2024. See discussions further below for more details.

Net interest income
2024 compared to 2023
In 2024, net interest income was $326.0 million, a decrease of $0.5 million, or 0.2%, from $326.5 million in 2023. This was mainly driven by: (i) higher average balances of total deposits, mainly in money market accounts and time deposits; and (ii) higher average rates on both total deposits and FHLB advances. These results were partially offset by: (i) an increase of 22 basis points in the yield on total interest earning assets; (ii) increases of $238.9 million, or 22.7%, $151.1 million, or 2.2%, and $100.3 million, or 31.1%, in the average balances of debt securities available for sale, loans and deposits with banks, respectively, and (iii) lower average balances of FHLB advances. Net interest margin was 3.58% in 2024, a decrease of 18 basis points from 3.76% in 2023. See discussions further below for more details.

Interest Income. Total interest income was $595.6 million in 2024, an increase of $47.0 million, or 8.6% compared to $548.6 million in 2023. This was primarily driven by a 22 basis points increase in the average yield on total interest earning assets. In addition, there were increases of $238.9 million, or 22.7%, $151.1 million, or 2.2% and $100.3 million, or 31.1% in the average balances of debt securities available for sale, loans and deposits with banks, respectively. The increases were partially offset by a decrease in the average balance of debt securities held to maturity. See “—Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on loans in 2024 was $505.5 million, an increase of $30.1 million, or 6.3%, compared to $475.4 million in 2023. This result was primarily due to (i) a 28 basis points increase in average yields, mainly attributable to higher market rates, partially offset by higher non-performing loans in the period, and (ii) an increase of $151.1 million, or 2.2%, in the average balance of loans compared to 2023. The increase in the average balance of loans includes: (i) originations of and purchases of single-family residential and construction loans through Amerant Mortgage and (ii) origination of commercial loans. The increase in average balance of loans was partially offset by the decrease in higher yielding indirect consumer loans. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $57.6 million in 2024, an increase of $14.5 million, or 33.7%, compared to $43.1 million in 2023. This was mainly due to: (i) an increase of 37 basis points in average yields, primarily driven by higher market rates obtained through new purchases during the year and (ii) an increase of $238.9 million, or 22.7%, in the average balance of these securities. In 2024, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $84.5 million compared to $118.5 million in 2023. As of December 31, 2024, we no longer have corporate debt securities as part of the available-for-sale portfolio, compared to 26.5% at December 31, 2023. We continue with our strategy to insulate the investment portfolio from prepayment risk. As of December 31, 2024, floating rate investments represent 16.8% of our total investment portfolio compared to 13.3% at December 31, 2023. In addition, the overall duration slightly increased to 5.2 years at December 31, 2024 from 5.0 years at December 31, 2023, which was primarily due to our model anticipating slower mortgage-backed securities prepayments due to higher market rates. See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities held to maturity was $5.6 million in 2024, a decrease of $2.4 million, or 30.0%, compared to $8.0 million in 2023. This was mainly due to a decrease of $71.5 million, or 30.5% in the average balance of these securities in 2024 compared to 2023, as the Company no longer carried these types of debt securities following the Securities Repositioning in 2024. The decrease was partially offset by an increase of 2 basis points in average yields, primarily driven by higher market rates.

Interest Expense. Interest expense was $269.6 million in 2024, an increase of $47.5 million, or 21.4%, compared to $222.1 million in 2023. This was primarily due to: (i) higher cost of total deposits and FHLB advances. In addition, there was an increase of $283.2 million, or 4.0% in the average balance of total interest bearing liabilities, mainly money market accounts and time deposits.

Interest expense on interest-bearing deposits was $230.9 million in 2024, an increase of $47.2 million or 25.7%, compared to $183.7 million in 2023. This increase was mainly driven by an increase of 58 basis points in the average rates paid on total interest-bearing deposits, and an increase of $330.4 million, or 5.4%, in their average balance. See below for a detailed explanation of changes by major deposit category:

•Time deposits. Interest expense on total time deposits increased $27.0 million, or 34.2%, in 2024 compared to 2023. This was mainly driven by an increase of 79 basis points in the average cost of total time deposits. In addition, there was an increase of $228.2 million, or 11.0%, in the average balance of these deposits, which includes an increase of $210.1 million in customer certificates of deposits (“CDs”) and $18.1 million in brokered time deposits.

•Interest bearing checking and savings accounts. Interest expense on total interest bearing checking and savings accounts increased $20.2 million, or 19.3%, in 2024 compared to 2023, mainly due to an increase of 43 basis points in the average costs of these deposits. In addition, there was an increase of $102.1 million, or 2.6% in the average balance of total interest bearing checking and savings accounts in 2024 compared to 2023, mainly driven by higher average domestic personal accounts. These increases in average balances were partially offset by a net decrease of $27.1 million, or 1.4%, in the average balance of international core deposit accounts, including a decrease of $138.9 million or 9.1% in international personal accounts, partially offset by an increase of $111.8 million, or 24.5%, in international commercial accounts.

Interest expense on FHLB advances increased $0.5 million, or 1.7%, in 2024 compared to 2023, mainly due to an increase of 29 basis points in the average rate paid on these borrowings. The increase was offset by $47.6 million or 5.9%, lower average balance on this funding source. In 2024, the Company borrowed $1.5 billion and repaid $1.4 billion of advances from the FHLB, including early repayments. See "Capital Resources and Liquidity Management” for more details on the early repayment of advances from the FHLB.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2024	2023	2022	2021	2020
Balance at the beginning of the period	$95,504	$83,500	$69,899	$110,902	$52,223
Cumulative effect of adoption of accounting principle (1)	—	—	18,674	—	—
Charge-offs
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$(90)	$(3,852)	$(11,062)	$—
Multi-family residential	(599)	(10,328)	—	—	—
	(599)	(10,418)	(3,852)	(11,062)	—
Single-family residential	—	(39)	(14)	(218)	(27)
Owner occupied	—	—	—	—	(75)
	(599)	(10,457)	(3,866)	(11,280)	(102)
Commercial	(51,326)	(21,395)	(9,114)	(13,227)	(29,917)
Consumer and others	(24,430)	(28,013)	(9,126)	(3,273)	(842)

Total Charge-offs (2)	$(76,355)	$(59,865)	$(22,106)	$(27,780)	$(30,861)

Recoveries
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$119	$—	$—	$—
Multi-family residential	112	—	—	—	—
Land development and construction loans	62	177	47	125	—
	174	296	47	125	—
Single-family residential	46	95	199	131	120
Owner occupied	17	—	—	—	—
	237	391	246	256	120
Commercial	5,092	9,904	2,685	2,613	443
Consumer and others	2,865	1,397	157	408	357

Total Recoveries (3)	$8,194	$11,692	$3,088	$3,277	$920

Net charge-offs	(68,161)	(48,173)	(19,018)	(24,503)	(29,941)
Provision for (reversal of) credit losses - loans	57,620	60,177	13,945	(16,500)	88,620
Balance at the end of the period	$84,963	$95,504	$83,500	$69,899	$110,902
______________
(1) Amounts reflect impact of the adoption of CECL effective January 1, 2022. See Note 1 to our audited annual consolidated financial statements in the 2023 Form 10-K for details on the adoption of the new accounting standard on estimating expected credit losses on financial instruments (CECL).
(2)    In the year ended December 31, 2020, includes total charge-offs of $0.3 million related to international loans. There were no significant charge-offs related to international loans in all of the other periods shown.
(3)    Total recoveries related to international loans in the years ended December 31, 2023, 2022, 2021, 2020 were $5.1 million, $1.0 million, $0.9 million, $0.4 million, respectively. There were no recoveries related to international loans in the year ended December 31, 2024.

2024 compared to 2023
The Company recorded a provision for credit losses on loans of $57.6 million in 2024, compared to $60.2 million in 2023. The $57.6 million provision for credit losses on loans includes $41.1 million to cover charge-offs, $16.7 million in new specific reserves for non-performing loans and $8.1 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $3.9 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.

In 2024, total charge-offs totaled $76.4 million, an increase of $16.5 million, or 27.5% compared to $59.9 million in 2023. Charge-offs in 2024 included: (i) $39.6 million related to seven commercial loans; (ii) $24.4 million related to multiple consumer and overdraft loans, primarily purchased indirect consumer loans, and (iii) $12.4 million in connection with multiple smaller commercial and real estate loans. Charge-offs in 2024 were partially offset by $8.2 million in recoveries, which include $4.2 million related to three commercial loans, $2.6 million related to purchased indirect consumer loans, and $1.4 million related to multiple commercial and consumer loan recoveries.

In 2023, charge-offs included: (i) $28.1 million related to multiple consumer loans, primarily purchased indirect consumer loans; (ii) $10.3 million related to one CRE New York-based multifamily loan; (iii) $7.0 million related to a transportation industry commercial loan relationship that was transferred to other repossessed assets in the first quarter of 2023 and subsequently sold in the second quarter of 2023; (iv) $8.0 million related to four commercial loans ranging between $1 million to $3 million; and (v) $6.5 million in connection with multiple smaller commercial and real estate loans. Charge-offs in 2023 were partially offset primarily by: (i) $5.1 million recovery from a commodity trader charged-off in 2017; (ii) a $3.1 million recovery from a Miami-based U.S. coffee trader (“the Coffee Trader”) charged-off in the previous year; (iii) $1.4 million recovery from purchased consumer loans; and (iv) the remaining $2.1 million is due to smaller multiple recoveries. The ratio of net charge-offs over the average total loan portfolio held for investment was 0.99% in 2024 compared to 0.69% in 2023.

We proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2024		2023		2022		2024 vs 2023		2023 vs 2022
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$20,156	203.4%	$19,376	22.1%	$18,592	27.6%	$780	4.0%	$784	4.2%
Brokerage, advisory and fiduciary activities	17,984	181.5%	17,057	19.5%	17,708	26.3%	927	5.4%	(651)	(3.7)%
Loan-level derivative income (1)	7,044	71.1%	4,580	5.2%	10,360	15.4%	2,464	53.8%	(5,780)	(55.8)%
Change in cash surrender value of bank owned life insurance (BOLI)(2)	9,280	93.7%	5,173	5.9%	5,406	8.0%	4,107	79.4%	(233)	(4.3)%
Cards and trade finance servicing fees	5,514	55.6%	3,067	3.5%	2,276	3.4%	2,447	79.8%	791	34.8%
Securities (losses) gains, net (3)	(76,855)	(775.6)%	(10,989)	(12.6)%	(3,689)	(5.5)%	(65,866)	599.4%	(7,300)	197.9%
Gain (loss) on early extinguishment of FHLB advances, net	1,617	16.3%	40,084	45.8%	10,678	15.9%	(38,467)	(96.0)%	29,406	275.4%
Derivatives gains (losses,) net (4)	(196)	(2.0)%	28	—%	455	0.7%	(224)	(800.0)%	(427)	(93.8)%
Gain on sale of Houston Franchise	12,636	127.5%	—	—%	—	—%	12,636	—%	—	—%
Other noninterest income (5)	12,729	128.5%	9,120	10.6%	5,491	8.2%	3,609	39.6%	3,629	66.1%
Total noninterest income	$9,909	100.0%	$87,496	100.0%	$67,277	100.0%	$(77,587)	(88.7)%	$20,219	30.1%
__________________
(1)     Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers which are included as part of noninterest expenses under loan-level derivative expense. See Noninterest Expense section for more details.
(2)    Changes in cash surrender value of BOLI are not taxable.
(3) Amounts are primarily in connection with net losses and gains on the sale of debt securities available for sale. In 2024, includes a total net loss of $76.7 million as a result of the Securities Repositioning.
(4)     Net unrealized gains and losses related to uncovered interest rate caps with clients.
(5)    Includes: (i) mortgage banking income of $6.9 million, $4.5 million and $3.4 million in 2024, 2023 and 2022, respectively, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage and (ii) $0.5 million in BOLI death benefits received in 2024. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

2024 compared to 2023
Total noninterest income decreased $77.6 million, or 88.7%, in 2024 compared to 2023. These results were mainly due to: (i) higher securities losses as a result of the Securities Repositioning in 2024; (ii) lower gains on the early extinguishment of advances from the FHLB in 2024 compared to 2023; and (iii) having derivative losses in 2024 compared to having gains in 2023. These decreases were partially offset by: (i) gain on sale of the Houston Franchise; (ii) higher additional income stemming from BOLI policies following the restructuring completed in the fourth quarter of 2023; (iii) higher other noninterest income; (iv) higher loan-level derivative income; (v) higher cards and trade servicing fees; (vi) higher brokerage, advisory and fiduciary fee; and (vii) higher deposits and service fees.

In 2024, the Company recorded total net gains of $1.6 million on the early extinguishment of approximately $814 million of FHLB advances. In 2023, the Company recorded total net gains of $40.1 million on the early extinguishment of approximately $1.7 billion of FHLB advances.
Other noninterest income increased $3.6 million, or 39.6%, in 2024 compared to 2023, primarily driven by: (i) an increase of $2.3 million or 50.8% in mortgage banking income compared to 2023, and (ii) other combined smaller sources of income of approximately $1.7 million. These increases were offset by lower foreign currency valuation of approximately $0.4 million.

Cards and trade finance servicing fees increased $2.4 million, or 79.8%, in 2024 compared to 2023, mainly driven by higher debit cards interchange fee income.
Deposits and service fees increased $0.8 million, or 4.0%, in 2024 compared to 2023, mainly driven by higher service charge fee income and higher wire transfer fees.

In the third quarter of 2024, the Company initiated a repositioning of the Company’s securities portfolio (the “Securities Repositioning”), which resulted in the Company recording a total pre-tax loss of approximately $68.5 million in the third quarter of 2024. The Company then completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million. See Note 3 - Securities for additional information on the Company’s securities portfolio. In May 2023, the Company sold a portion of its investment in a corporate debt security held for sale issued by a financial institution, to reduce single point exposure. The Company received proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. Additionally, on March 27, 2023, the Company sold one corporate debt security held for sale issued by Signature Bank, N.A in an open market transaction, and realized a pretax loss on sale of approximately $9.5 million in connection with this transaction. See “Securities” for additional information.

Loan-level derivative income increased $2.5 million, or 53.8%, in 2024 compared to 2023, mainly driven by higher volume of derivative transactions with clients in 2024 compared to 2023.
Brokerage, advisory and fiduciary activity fees increased $0.9 million, or 5.4%, in 2024 compared to 2023, primarily driven by: (i) higher brokerage fees as a result higher trading volumes and (ii) higher advisory income driven by higher market valuations.

Our AUM totaled $2.9 billion at December 31, 2024, an increase of $600.9 million, or 26.3%, from $2.3 billion at December 31, 2023, primarily driven by net new assets as we added a large trust relationship, as well as to increased market valuations, though to a lesser extent.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2024		2023		2022		2024 vs 2023		2023 vs 2022
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits (1)	$137,082	45.8%	$133,506	42.9%	$123,510	51.2%	$3,576	2.7%	$9,996	8.1%
Occupancy and equipment (2)(3)	27,127	9.1%	27,843	8.9%	27,393	11.3%	(716)	(2.6)%	450	1.6%
Professional and other services fees (4)	51,088	17.1%	34,569	11.1%	22,142	9.2%	16,519	47.8%	12,427	56.1%
Telecommunications and data processing	12,223	4.1%	15,485	5.0%	14,735	6.1%	(3,262)	(21.1)%	750	5.1%
Loan-level derivative expense(5)	2,420	0.8%	1,910	0.6%	8,146	3.4%	510	26.7%	(6,236)	(76.6)%
Depreciation and amortization(6)	6,600	2.2%	6,842	2.2%	5,883	2.4%	(242)	(3.5)%	959	16.3%
FDIC assessments and insurance	11,575	3.9%	10,601	3.4%	6,598	2.7%	974	9.2%	4,003	60.7%
Losses on loans held for sale carried at the lower cost or fair value(7)	13,900	4.6%	43,057	13.8%	159	0.1%	(29,157)	(67.7)%	42,898	N/M
Other real estate owned and repossessed assets (income) expense, net (8)(9)	4,837	1.6%	2,092	0.7%	3,408	1.4%	2,745	131.2%	(1,316)	(38.6)%
Contract termination costs (10)	—	—%	1,550	0.5%	7,103	2.9%	(1,550)	(100.0)%	(5,553)	(78.2)%
Advertising expenses	14,492	4.8%	12,811	4.1%	11,620	4.8%	1,681	13.1%	1,191	10.2%
Other operating expenses (11)	18,146	6.0%	21,089	6.8%	10,716	4.5%	(2,943)	(14.0)%	10,373	96.8%
Total noninterest expenses (12)	$299,490	100.0%	$311,355	100.0%	$241,413	100.0%	$(11,865)	(3.8)%	$69,942	29.0%
____________
(1)    In 2024, includes additional compensation in connection with the Houston Sale Transaction. Includes severance expense of $4.0 million and $3.0 million in 2023 and 2022, respectively, in connection with staff reduction costs primarily related to organizational rationalization.
(2)    In 2024, includes fixed assets impairment charge of $3.4 million in connection with the Houston Sale Transaction. In 2023, includes a rent termination fee of $0.3 million in connection with the closure of a branch in Houston, Texas, as well as an aggregate of $1.1 million related to ROU asset impairments in connection with the closure of two branches in 2023 (one branch in Miami, FL and another branch in Houston, Texas). In 2022, includes ROU asset impairment charges of $1.6 million, in connection with the closure of a branch in Pembroke Pines, FL in 2022. In addition, in 2022, includes lease termination expenses associated with the closure of a branch in Fort Lauderdale, FL in 2021.
(3) Beginning in 2022, rental income associated with the subleasing of portions of the Company’s headquarters building is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost. In addition, in 2022 we had additional rental income in connection with the sublease of the NYC office space. Total rental income from subleases was $3.3 million in 2022.
(4) Includes $0.4 million in legal expenses in connection with the Houston Sale Transaction in 2024. In 2023, includes additional, nonrecurrent expenses of $5.8 million related to the engagement of FIS. Also in 2022, includes $0.2 million in connection with certain search and recruitment expenses and $0.1 million of costs associated with the subleasing of the New York office space and an aggregate of $0.4 million in other non-routine expenses in 2022. Lastly, includes recurring service fees in connection with the engagement of FIS in 2024 and 2023.
(5) Includes service fees in connection with our loan-level derivative income generation activities.
(6) In 2023, includes a charge of $0.9 million for the accelerated depreciation of leasehold improvements in connection with the closure of a branch in Miami, FL in 2023.
(7)    In 2024 and 2023, consists of losses on loans held for sale carried at the lower of cost or fair value, including valuation allowance as a result of changes in their fair value and losses on the sale of these loans.
(8)    In 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million. In 2022, includes $3.4 million related to the fair value adjustments of one other real estate owned (“OREO”) property in New York. In addition, includes OREO rental income of $1.8 million and $1.3 million in 2024 and 2023, respectively.. We had no OREO rental income in 2022.
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
(11)    In 2024, includes broker fees of $1.3 million in connection with the Houston Sale Transaction. In 2023, includes goodwill and intangible assets impairments totaling $1.7 million related to two of our subsidiaries (Amerant Mortgage and the Cayman Bank). Also in 2023,

includes additional costs of $1.1 million in connection with the restructuring of the Company’s BOLI as well as an impairment charge of $2.0 million related to an investment carried at cost and included in other assets. In all of the periods shown, includes mortgage loan origination and servicing expenses, charitable contributions, community engagement, postage and courier expenses, debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust our liability to participants of the deferred compensation plan and other smaller expenses.
(12)    Includes $14.1 million, $14.4 million and $12.5 million in 2024, 2023 and 2022, respectively, related to mortgage banking activities, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
NM Means not meaningful

2024 compared to 2023
Noninterest expense decreased $11.9 million, or 3.8%, in 2024 compared to 2023, mainly due to: (i) lower losses on loans held for sale in 2024 compared to 2023; (ii) lower telecommunications and data processing expenses; (iii) lower other operating expenses; (iv) lower contract termination costs; and (v) lower occupancy and equipment expenses. These decreases were partially offset by: (i) higher professional and other service fees; (ii) higher salary and employee benefits; (iii) an increase in OREO expenses due to a $5.7 million valuation expense in 2024; (iv) higher advertising expenses; (v) higher FDIC assessments and insurance expenses; and (vi) higher loan-level derivative expenses.

Professional and other services fees increased $16.5 million, or 47.8%, in 2024 compared to 2023, primarily driven by recurring fees in connection with the current technology provider (FIS), as well as higher legal fees across various projects. This was partially offset by lower consulting and other professional fees that were nonrecurrent related to FIS.

Other operating expenses decreased $2.9 million, or 14.0%, in 2024 compared to 2023 , mainly driven by: (i) lower business development expenses and the absence in 2024 of investments and goodwill impairments that were recorded in 2023. The decrease was partially offset by broker fees of $1.3 million recorded in 2024 related to the Houston Sale Transaction.

Salaries and employee benefits increased $3.6 million, or 2.7%, in 2024 compared to 2023 mainly driven by: (i) salary increases mainly in connection with new hires in 2024; (ii) higher compensation expense in connection with the Houston Sale Transaction, and (iii) higher insurance and benefit plans. These were partially offset by: (i) lower severance expenses in 2024 compared to last year, and (ii) a decrease in long-term incentive compensation.

FDIC assessments and insurance increased $1.0 million, or 9.2%, in 2024 compared to 2023, primarily driven by higher FDIC assessment rates and higher average assets.

Advertising expenses increased $1.7 million, or 13.1%, in 2024 compared to 2023, mainly due to higher expenses resulting from advertising campaigns based on promotional agreements with professional sports teams.

Depreciation and amortization expense decreased $0.2 million, or 3.5%, in 2024 compared to 2023. This was mainly due to 2023 having higher computer hardware, signage and building depreciation expenses.

Telecommunication and data processing expenses decreased $3.3 million, or 21.1%, in 2024 compared to 2023, primarily due to (i) 2023 having additional expenses related to the write off of in-development software, (ii) less long distance usage in 2024 vs 2023, and (iii) lower ATM processing fees.

Loan-level derivative expense increased $0.5 million, or 26.7%, in 2024 compared to 2023, mainly driven by expenses in connection with the unwinding of the swap on a non-performing loan sold.
Other real estate owned and repossessed assets expense increased $2.7 million, or 131.2%, in 2024 compared to 2023. In 2024, we recorded a valuation allowance on an OREO property of approximately $5.7 million, partially offset by $1.8 million in OREO rental income. In 2023, we had $2.6 million in loss on sale of repossessed assets and other real estate valuation expenses which was offset by $1.3 million in OREO rental income in 2023. .

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
(Loss) Income before income tax (benefit) expense	$(24,084)	$41,328	$78,584	$(65,412)	(158.3)%	$(37,256)	(47.4)%
Current tax expense (benefit):
Federal	(755)	19,768	15,609	(20,523)	(103.8)%	4,159	26.6%
State	726	1,313	1,116	(587)	(44.7)%	197	17.7%
	(29)	21,081	16,725	(21,110)	(100.1)%	4,356	26.0%
Deferred tax benefit	(8,303)	(10,542)	(104)	2,239	(21.2)%	(10,438)	NM
Income tax (benefit) expense	$(8,332)	$10,539	$16,621	$(18,871)	(179.1)%	$(6,082)	(36.6)%
Effective income tax rate	34.60%	25.50%	21.15%	9.10%	35.7%	4.35%	20.6%
______________
NM - means not meaningful

2024 compared to 2023
We recorded an income tax benefit of $8.3 million in 2024 compared to a $10.5 million expense in 2023. The income tax benefit in 2024 resulted from the net loss reported in 2024, while the expense in 2023 was mainly driven by the net income before income taxes in 2023. However, there was a higher effective tax rate in 2024 compared to 2023, primarily driven by higher state and federal income tax benefit in 2024 as a result of net operating losses in 2024 which are carried forward to future years, as well as higher non-taxable BOLI income in 2024 vs 2023. Income tax expense in 2023 included an additional tax expense of $2.8 million in connection with the BOLI restructuring completed in 2023.

As of December 31, 2024, the Company’s net deferred tax asset was $53.5 million, a decrease of $2.1 million, or 3.8% compared to $55.6 million as of December 31, 2023. This decrease was mainly driven by the tax effects of: (i) a decrease in net unrealized holding losses on debt securities available for sale in 2024 primarily in connection with the Securities Repositioning, and (ii) a decrease of $35.5 million in the valuation allowance of loans held for sale carried at the lower of cost or fair value as loans were sold in 2024. These changes were partially offset primarily by the tax effect of federal and state net operating losses in 2024 which can be carried forward indefinitely and the Company believes it is more likely than not that the tax benefit will be realized.

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

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance, especially in light of the additional costs we have incurred in connection with the Company’s restructuring activities that began in 2018 and continued in 2024, and including the effect of non-core banking activities such as the sale of loans and securities (including the Securities Repositioning in 2024) and other repossessed assets, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, the early repayment of FHLB advances, impairment of investments, Bank-owned life insurance restructure, and other non-routine actions intended to improve customer service and operating performance, as well as certain non-routine items recorded in 2024 in connection with the Houston Sale Transaction. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, non GAAP financial measures, as of the dates presented:

	December 31,
(in thousands)	2024	2023	2022

Net (loss) income attributable to Amerant Bancorp Inc.	$(15,752)	$32,490	$63,310
Plus: provision for credit losses (1)	60,460	61,277	13,945
Plus: provision for income tax (benefit) expense	(8,332)	10,539	16,621
Pre-provision net revenue (PPNR)	$36,376	$104,306	$93,876
Plus: non-routine noninterest expense items	26,382	66,152	18,970
Plus (less): non-routine noninterest income items	62,798	(28,468)	(7,367)
Core pre-provision net revenue (Core PPNR)	$125,556	$141,990	$105,479

Non-routine noninterest income items:
Derivative (losses) gains, net	(196)	28	455
Securities losses, net (2)	(76,855)	(10,989)	(3,689)
Bank owned life insurance charge (3)	—	(655)	—
Gain on sale of Houston Franchise (11)	12,636	—	—
Gain on early extinguishment of FHLB advances, net	1,617	40,084	10,678
Loss on sale of loans	$—	$—	$(77)
Total non-routine noninterest income items	$(62,798)	$28,468	$7,367

Non-routine noninterest expense items:
Restructuring costs (4)
Staff reduction costs (5)	$—	$4,006	$3,018
Contract termination costs (6)	—	1,550	7,103
Consulting and other professional fees and software expenses (7)	—	6,379	3,625
Digital transformation expenses	—	—	45
Disposition of fixed assets (8)	—	1,419	—
Branch closure and related charges (9)	—	2,279	1,612
Total restructuring costs	$—	$15,633	$15,403
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower cost or fair value (10)(11)	$13,900	$43,057	$159
Other real estate owned valuation expense (12)	5,672	2,649	3,408
Goodwill and intangible assets impairment (11)	300	1,713	—
Fixed assets impairment (11)(13)	3,443	—	—
Legal, broker fees, and other costs (11)	3,067	—	—
Bank owned life insurance enhancement costs (3)	—	1,137	—
Impairment charge on investment carried at cost	—	1,963	—
Total non-routine noninterest expense items	$26,382	$66,152	$18,970

(1) In 2024, includes $57.6 million of provision for credit losses on loans and $2.8 million on unfunded commitments (contingencies). In 2023, provision for credit losses on loans was $60.2 million and $1.1 million on unfunded commitments (contingencies). In 2022, provision for credit losses on loans was $13.9 million, while there was no provision on unfunded commitments (contingencies).
(2)    In the third quarter of 2024, the Company executed an investment portfolio repositioning which resulted in a total pre-tax net loss of $68.5 million during the same period. The investment portfolio repositioning was completed in early October 2024 resulting in an additional $8.1 million in losses in the fourth quarter of 2024.
(3) In 2023, the Company completed a restructuring of its bank-owned life insurance (“BOLI”) program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately 2 years. Also in 2023, the Company recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, and (iii) income tax expense of $2.8 million.
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

(7)    In 2023, includes an aggregate of $6.4 million of nonrecurrent expenses in connection with the engagement of FIS and, to a lesser extent, software expenses related to legacy applications running in parallel to new core banking applications. The transition to FIS was completed in 2023, therefore, there were no significant nonrecurrent expenses in connection with the engagement of FIS in 2024. In 2022, includes: (i) $2.9 million in connection with the engagement of FIS, (ii) $0.2 million in connection with certain search and recruitment expenses, (iii) $0.1 million of costs associated with the subleasing of the New York office space, and (iv) an aggregate of $0.4 million in other non-routine expenses.
(8)    In 2023, includes expenses in connection with the disposition of fixed assets due to the write-off of in-development software.
(9) In 2023, includes expenses of $0.3 million in connection with the closure of a branch in Houston, Texas in 2023. In addition, in 2023, includes $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use or “ROU” asset impairment associated with the closure of a branch in Miami, FL. Also in 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023. In 2022, includes $1.6 million of ROU asset impairment associated with the closure of a branch in Pembroke Pines, Florida in 2022.
(10)    In 2024, includes loss on sale of $12.6 million, including transaction costs, related to the sale of a portfolio of 323 business-purpose, investment property, residential mortgage loans with a balance of approximately $71.4 million. In 2023, includes: (i) a fair value adjustment of $35.5 million related to an aggregate of $401 million in Houston-based CRE loans held for sale which are carried at the lower of cost or fair value, and (ii) a loss on sale of $2.0 million related to a New York-based CRE loan previously carried at the lower of fair value or cost. In addition, in 2023, includes a fair value adjustment of $5.6 million related to a New York-based CRE loan held for sale carried at the lower of cost or fair value. Lastly, in 2022, amount represents the fair value adjustment related to the New York loan portfolio held for sale carried at the lower of cost or fair value.
(11) In 2024, amounts shown are in connection with the Houston Sale Transaction.
(12) In 2023, amount represents the loss on sale of repossessed assets in connection with our equipment-financing activities. In 2022, amount represents the fair value adjustment related to one OREO property in New York.
(13)    In 2024, related to Houston branches and included as part of occupancy and equipment expenses. See “Noninterest Expenses” for additional information.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages and per share amounts)	December 31, 2024	December 31, 2023

Stockholders' equity	$890,467	$736,068
Less: goodwill and other intangibles (1)	(24,314)	(25,029)
Tangible common stockholders' equity	$866,153	$711,039
Total assets	$9,901,734	$9,716,327
Less: goodwill and other intangibles (1)	(24,314)	(25,029)
Tangible assets	$9,877,420	$9,691,298
Common shares outstanding	42,127,316	33,603,242
Tangible common equity ratio	8.77%	7.34%
Stockholders' book value per common share	$21.14	$21.90
Tangible stockholders' book value per common share	$20.56	$21.16

Tangible common stockholders' equity	$866,153	$711,039
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	—	(16,197)
Tangible common stockholders' equity, adjusted for net unrealized accumulated losses on debt securities held to maturity	$866,153	$694,842
Tangible assets	$9,877,420	$9,691,298
Less: Net unrealized accumulated losses on debt securities held to maturity, net of tax (2)	—	(16,197)
Tangible assets, adjusted for net unrealized accumulated losses on debt securities held to maturity	$9,877,420	$9,675,101
Common shares outstanding	42,127,316	33,603,242

Tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity	8.77%	7.18%
Tangible stockholders' book value per common share, adjusted for net unrealized accumulated losses on debt securities held to maturity	$20.56	$20.68

(1)     At December 31, 2024 and 2023, other intangible assets primarily consist of naming rights of $2.0 million and $2.5 million, respectively, and mortgage servicing rights (“MSRs”) of $1.5 million and $1.4 million, respectively. Other intangible assets are included in other assets in the Company’s consolidated balance sheets.
(2) There were no debt securities held to maturity at December 31, 2024. As of December 31, 2023, amounts were calculated based upon the fair value of debt securities held to maturity, and assuming a tax rate of 25.36%.

Financial Condition - Comparison of Financial Condition as of December 31, 2024 and December 31, 2023

Assets. Total assets were $9.9 billion as of December 31, 2024, an increase of $185.4 million, or 1.9%, compared to $9.7 billion at December 31, 2023. This result was primarily driven by: (i) an increase of $268.5 million, or 83.4%, in cash and cash equivalents; (ii) an increase of $219.7 million, or 18.0%, in debt securities available for sale mainly as a result of the Company’s Securities Repositioning; (iii) a net increase of $17.0 million, or 0.2%, in total loans held for investment, net of the allowance for credit losses, and loans held for sale at the lower of cost or fair value and mortgage loans held for sale; and (iv) an increase in BOLI of $8.6 million mainly due to net increase in cash surrender value of the policies during 2024. These increases were partially offset by: (i) decrease of $226.6 million, or 100.0%, in debt securities held for maturity as a result of the Company’s Securities Repositioning; (ii) a decrease of $77.2 million, or 30.1%, in accrued interest receivable and other assets which includes $62.5 million from the collection of a receivable from an insurance carrier in connection with the restructuring of BOLI in 2023 and $7.5 million related to the sale of the Houston Franchise; (iii) a decrease of $18.5 million, or 15.6%, in operating lease right-of-use assets, which includes $15.3 million related to the sale of Houston franchise; and (iv) a decrease of $11.8 million, or 27.0% , in premises and equipment, net, which includes $11.4 million related to the sale of the Houston Franchise . See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies”, Note 6. Premises and Equipment, Net and Note 13. Leases, for detailed information about assets sold as part of the Houston Sale Transaction. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents
2024 compared to 2023
Cash and cash equivalents totaled $590.4 million at December 31, 2024, an increase of $268.5 million, or 83.4%, from $321.9 million at December 31, 2023, primarily as a result of an increase in interest earning cash balances. At December 31, 2024 and December 31, 2023, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $519.9 million and $242.7 million, respectively. In addition, at December 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents included restricted cash of $24.4 million and $25.8 million, respectively, which were held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at December 31, 2024 and 2023, the Company’s cash and cash equivalents included other short-term investments of $6.9 million and $6.1 million, respectively, which consists of U.S. Treasury Bills that mature in 90 days or less.
Cash flows provided by operating activities was $82.2 million in the year ended December 31, 2024, primarily driven by: (i) a non-cash adjustment of $76.9 million in connection with losses on securities; (ii) a non-cash adjustment of $60.5 million for the provision for credit losses; and (iii) a net increase in operating assets and liabilities of $0.2 million. This was partially offset by net originations of mortgage loans held for sale at fair value of $38.3 million, the net loss of $15.8 million and other non-cash adjustments totaling $1.2 million,
Net cash used in investing activities was $576.7 million during the year ended December 31, 2024, mainly driven by: (i) a net increase in loans of $1.1 billion; (ii) purchases of investment securities totaling $786.6 million; (iii) net cash transferred on the sale of the Houston Franchise of $73.9 million, and (iv) net purchases of premises and equipment of $7.2 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $746.8 million, (ii) proceeds from sale of loans held for investment and loans held for sale at the lower of cost or fair value totaling $543.1 million; (iii) $62.7 million collected from insurance carriers in 2024 in connection with the restructuring of BOLI completed in 2023, and (iv) BOLI death benefits received of $1.2 million. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for more information on the sale of the Houston Franchise.

In the year ended December 31, 2024, net cash provided by financing activities was $763.0 million. These activities included: (i) a net increase of $270.6 million in time deposits; (ii) a net increase in total demand, savings and money market deposit balances of $256.9 million; (iii) net proceeds from our common stock issuance of $155.8 million, and (iv) net proceeds from FHLB advances of $101.6 million. These proceeds were partially offset by: (i) $12.8 million of dividends declared and paid by the Company in 2024, and (ii) an aggregate of $8 million in connection with the repurchase of shares of Class A common stock in 2024. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances in 2024 and the stock repurchase programs.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans held for investment for the periods presented.

	December 31,
(in thousands, except percentages)	2024	2023	2022
Total loans, gross (1)	$7,271,322	$7,264,912	$6,919,632
Total loans, gross (1) / Total assets	73.4%	74.8%	75.8%

Allowance for credit losses (2)	$84,963	$95,504	$83,500
Allowance for credit losses / Total loans held for investment, gross (1) (2)	1.18%	1.39%	1.22%

Total loans, net (3)	$7,186,359	$7,169,408	$6,836,132
Total loans, net (3) / Total assets	72.6%	73.8%	74.9%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance credit loan losses. At December 31, 2024 and 2023, there were $42.9 million and $26.2 million, respectively, in loans held for sale carried at fair value in connection with the Company’s mortgage banking activities.
(2)    In 2022, the Company adopted a new accounting standard on estimating expected credit losses, or CECL. See Note 1 to our audited consolidated financial statements on this Form 10-K for more details on the adoption of this new accounting standard.
(3)    Total loans, net is the principal balance of outstanding loans, including loans held for investment, loans held for sale carried at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, adjusted by the allowance for credit losses.

The table below summarizes the composition of loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2024	2023	2022	2021	2020
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,678,473	$1,616,200	$1,615,716	$1,540,590	$1,749,839
Multi-family residential	336,229	407,214	820,023	514,679	737,696
Land development and construction loans	483,210	300,378	273,174	327,246	349,800
	2,497,912	2,323,792	2,708,913	2,382,515	2,837,335
Single-family residential	1,489,121	1,422,113	1,048,396	586,783	543,076
Owner occupied	1,007,074	1,175,331	1,046,450	962,538	947,127
	4,994,107	4,921,236	4,803,759	3,931,836	4,327,538
Commercial loans (1)	1,751,602	1,461,269	1,338,157	942,781	1,103,501
Loans to financial institutions and acceptances (2)	170,435	13,375	13,292	13,710	16,629
Consumer loans and overdrafts (3)(4)	271,586	389,991	602,793	421,471	241,771
Total Domestic Loans	7,187,730	6,785,871	6,758,001	5,309,798	5,689,439
International Loans:
Real estate loans
Single-family residential (5)	38,959	44,495	54,449	74,556	96,493
Commercial loans	300	41,918	43,077	22,892	51,049
Loans to institutions and acceptances	—	—	—	—	7
Consumer loans and overdrafts (6)	1,422	1,209	1,667	2,194	5,349
Total International Loans	40,681	87,622	99,193	99,642	152,898
Total Loans Held For Investment	$7,228,411	$6,873,493	$6,857,194	$5,409,440	$5,842,337
__________________
(1)     As of December 31, 2024 and 2023, includes approximately $46.4 million and $56.5 million, respectively, in commercial loans and leases originated under a white-label equipment financing solution launched in the second quarter of 2022.
(2)     In 2024, this portfolio includes $157.0 million in loans to non-depository financial institutions, such as mortgage companies and other financial intermediaries. In addition, includes $13.5 million in other loan facilities secured by cash or U.S. Government securities.
(3)    Includes customers’ overdraft balances totaling $4.4 million, $2.6 million, $4.7 million, $0.6 million and $0.7 million at each of the dates presented.
(4)    Includes indirect consumer lending loans purchased with an outstanding balance of $82.9 million and $210.9 million as of December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, includes $35.6 million ($52.9 million in 2023) in consumer loans originated under a white-label program launched in the third quarter of 2022.
(5)    Secured by real estate properties located in the U.S.
(6)     International customers’ overdraft balances were de minimis at each of the dates presented.

The composition of our CRE loan portfolio held for investment by industry segment at December 31, 2024, 2023 and 2022, 2021 and 2020 is depicted in the following table:

	December 31,
(in thousands)	2024	2023	2022	2021	2020
Retail (1)	$718,869	$728,349	$731,229	$751,202	$1,062,119
Multifamily	336,229	407,214	820,023	514,679	737,696
Office space	446,747	347,649	342,248	361,921	390,295
Specialty(2)	145,290	152,277	84,791	86,130	35,210
Land and construction	483,210	300,378	273,174	327,246	349,800
Hospitality	288,788	282,085	324,881	241,336	191,750
Industrial and warehouse	78,779	105,840	132,567	100,001	70,465
Total CRE Loans Held For Investment (3)	$2,497,912	$2,323,792	$2,708,913	$2,382,515	$2,837,335
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
(3)    Includes loans held for investment in the NY loan portfolio, which were $221.8 million at December 31, 2024 and $217 million at December 31, 2023.

At December 31, 2024, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston and other regions were $1.8 billion, $189.2 million, $221.8 million, $191.0 million and $121.1 million, respectively.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$—	$—	$—	$110,271	$—
Multi-family residential	—	309,612	—	31,606	—
Land development and construction loans	—	55,607	—	—	—
	—	365,219	—	141,877	—
Owner occupied	—	—	—	1,318	—
Total loans held for sale at the lower of cost or fair value (1)	—	365,219	—	143,195	—
Mortgage loans held for sale at fair value
Land development and construction loans (1)	10,768	12,778	9,424	—	—
Single family residential (2)	32,143	13,422	53,014	14,905	—
Total mortgage loans held for sale, at fair value (3)	42,911	26,200	62,438	14,905	—
Total loans held for sale (4)	$42,911	$391,419	$62,438	$158,100	$—
______________

(1)     In 2024 and 2023, the Company transferred approximately $22.2 million and $13 million, respectively, in land development and construction loans held for sale to the loans held for investment category.
(2) In 2024 and 2023, the Company transferred approximately $7.7 million and $98.9 million, respectively, in single-family residential loans held for sale to the loans held for investment category.
(3) Mortgage loans held for sale in connection with Amerant Mortgage’s ongoing business.
(4) Remained current and in accrual status at each of the periods shown.

As of December 31, 2024, total loans held for investment were $7.2 billion, up $354.9 million, or 5.2%, compared to $6.9 billion at December 31, 2023. Domestic loans held for investment increased $401.9 million, or 5.9%, as of December 31, 2024, compared to December 31, 2023. The increase in total domestic loans held for investment includes net increases of: (i) $290.3 million, or, 19.9%, in domestic commercial loans; (ii) $174.1 million, or, 7.5%, in domestic CRE loans; (iii) $157.1 million in loans to financial institutions, as we had new lending activity in connection with non-depository financial institutions in 2024; and (iv) $67.0 million, or, 4.7%, in domestic single-family residential loans. These increases were partially offset by decreases of: (i) $168.3 million, or 14.3%, in domestic owner occupied loans, and (ii) $118.4 million, or 30.4%, in domestic consumer loans, as the Company discontinued the purchases of indirect consumer loans in 2023 and such indirect lending portfolio is set to runoff over time.

Loans to international customers, primarily from Latin America, declined $46.9 million, or 53.6%, as of December 31, 2024, compared to December 31, 2023, mainly driven by $41.7 million in connection with a commercial loan relationship now domiciled in the U.S., and paydowns totaling $5.6 million to existing single-family residential loans, partially offset by a $0.2 million increase in consumer loans.

At December 31, 2024 and 2023, there were $42.9 million and $26.2 million, respectively, of mortgage loans held for sale carried at their estimated fair value. In 2024, in connection with mortgage loans held for sale, we originated and purchased approximately $419.1 million, and had proceeds of approximately $380.8 million, mainly from the sale of these loans.

In 2024, the Company added approximately $418.4 million in single-family residential and construction loans through Amerant Mortgage which includes loans originated and purchased from different channels.

As of December 31, 2024, the Company had no loans held for sale carried at the lower of cost or fair value. In 2024, the Company transferred an aggregate of $497.3 million in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2024, the Houston Sale Transaction closed and as a result, the Company sold, at par, all loans held for sale carried at the lower of cost or fair value at the time of sale. The carrying value of the loans at the time of sale was approximately $473.9 million. In addition, on December 27, 2024, we transferred to held for sale and sold business-purpose, investment property, residential mortgage loans with a carrying value of $71.1 million. These loans had collateral across several states and average interest rate of 7.13%. We recorded a loss on sale of $12.6 million including estimated transaction costs.

As of December 31, 2023, the Company had $365.2 million in loans held for sale carried at the lower of cost or fair value, which were previously recorded as loans held for investment. In the fourth quarter of 2023, the Company transferred an aggregate of $401.0 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. The Company sold these loans in the first quarter of 2024 and there was no material impact to the Company’s results of operations as a result of this transaction in 2024. In the third quarter of 2023, the Company transferred a New York-based CRE loan held for investment to the loans held for sale category, with an amortized cost of $48.8 million at the time of transfer and recognized a valuation allowance of $5.6 million as a result of the fair value adjustment of this loan. The Company subsequently sold this loan and there was no material impact to the Company’s results of operations as result of this transaction.

As of December 31, 2024, loans under syndication facilities were $393.7 million, an increase of $121.9 million, or 44.9%, compared to $271.8 million at December 31, 2023. This was mainly driven by a net increase of $127.1 million in club deals partially offset by a net decrease of $5.2 million of Shared National Credit Facilities (“SNC”). As of December 31, 2024, there were no SNC loans that financed highly leveraged transactions, compared to $5.5 million, or 0.1% of total loans, as of December 31, 2023. At December 31, 2024 and December 31, 2023, loans under syndication facilities held for investment include Shared National Credit facilities of $81.5 million and $86.7 million, respectively.

The following is a brief description of the composition of our loan classes:
Commercial Real Estate (CRE) loans. We provide a mix of variable and fixed rate CRE loans. These are loans secured by non-owner occupied real estate properties and land development and construction loans.
Loans secured by non-owner occupied real estate properties are generally granted to finance the acquisition or operation of CRE properties. The main source of repayment of these real estate loans is derived from cash flows or conversion of productive assets and not from the income generated by the disposition of the property held as collateral. These mainly include rental apartment (multifamily) properties, office, retail, warehouses and industrial facilities, and hospitality (hotels and motels) properties mainly in South and Central Florida, Tampa, the greater Houston, Texas area and the greater New York City area, especially the five New York City boroughs. Concentrations in these non-owner occupied CRE loans are subject to heightened regulatory scrutiny. See “Risk Factors— Our concentration of CRE loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.”
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
Single-Family Residential. These loans include loans to domestic and foreign individuals and businesses primarily secured by single-family residences in the U.S., including first mortgages on properties mainly located in Florida, home equity and home improvement loans, mainly in South Florida and the greater Houston, Texas markets. These loans have terms common in the industry. However, loans to foreign clients have more conservative underwriting criteria and terms.
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
Loans to financial institutions and acceptances. These loans primarily include loans to financial institutions and acceptances which are granted mainly to non-depository financial institutions such as mortgage companies and other financial intermediaries. In addition, it includes a cash collateral loan to a depository institution. Loans in this portfolio segment are generally granted for terms not exceeding three years and on a secured basis under the terms of each credit agreement.

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

The tables below set forth the unpaid principal balance of loans held for investment by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2024:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$227,678	$521,328	$29,539	$778,545
Multi-family residential	11,192	158,900	4,572	174,664
Land development and construction loans	65,814	45,397	29,008	140,219
	304,684	725,625	63,119	1,093,428
Single-family residential	31,286	51,596	624,721	707,603
Owner occupied	41,895	189,711	172,440	404,046
	377,865	966,932	860,280	2,205,077
Commercial loans	66,434	376,310	59,164	501,908
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	24,469	98,368	17,517	140,354
	$468,768	$1,441,610	$936,961	$2,847,339
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$101,846	$631,081	$167,001	$899,928
Multi-family residential	46,387	107,594	7,584	161,565
Land development and construction loans	143,920	195,733	3,338	342,991
	292,153	934,408	177,923	1,404,484
Single-family residential	37,830	72,399	710,248	820,477
Owner occupied	69,809	207,769	325,450	603,028
	399,792	1,214,576	1,213,621	2,827,989
Commercial loans	490,534	635,388	124,072	1,249,994
Loans to financial institutions and acceptances	147,695	22,740	—	170,435
Consumer loans and overdrafts	131,673	535	446	132,654
	$1,169,694	$1,873,239	$1,338,139	$4,381,072
Total Loans Held For Investment
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$329,524	$1,152,409	$196,540	$1,678,473
Multi-family residential	57,579	266,494	12,156	336,229
Land development and construction loans	209,734	241,130	32,346	483,210
	596,837	1,660,033	241,042	2,497,912
Single-family residential	69,116	123,995	1,334,969	1,528,080
Owner occupied	111,704	397,480	497,890	1,007,074
	777,657	2,181,508	2,073,901	5,033,066
Commercial loans	556,968	1,011,698	183,236	1,751,902
Loans to financial institutions and acceptances	147,695	22,740	—	170,435
Consumer loans and overdrafts	156,142	98,903	17,963	273,008
	$1,638,462	$3,314,849	$2,275,100	$7,228,411
__________________
(1)    Includes a total of $683.9 million of fixed-rate loans (mainly comprised of 89% single-family residential and 6% owner occupied), and $705.2 million of variable-rate loans (mainly comprised of 99% single-family residential and 1% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 96% of total fixed-rate and 95% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

The tables below set forth the unpaid principal balance of total loans held for sale by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2024:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Land development and construction loans	635	—	9,514	10,149
	635	—	9,514	10,149
Single-family residential (1)	1,519	—	29,133	30,652
Owner occupied	—	—	—	—
	$2,154	$—	$38,647	$40,801
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	619	619
	—	—	619	619
Single-family residential	—	—	1,491	1,491
Owner occupied	—	—	—	—
	—	—	2,110	2,110
Commercial loans	—	—	—	—
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	—	—	—	—
	$—	$—	$2,110	$2,110
Total Loans Held For Sale
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Land development and construction loans	635	—	10,133	10,768
	635	—	10,133	10,768
Single-family residential (1)	1,519	—	30,624	32,143
Owner occupied	—	—	—	—
Total loans held for sale (2)	$2,154	$—	$40,757	$42,911
__________________
(1)    Loans held for sale carried at their estimated fair value.
(2) Remained current and in accrual status as of December 31, 2024.

Foreign Outstanding
The table below summarizes the composition of our international loan portfolio by country of risk for the periods presented. All of our foreign loans are denominated in U.S. dollars, and bear fixed or variable rates of interest based upon different market benchmarks plus a spread.

	December 31,
	2024		2023		2022
(in thousands, except percentages)	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets	Net Exposure (1)	% Total Assets
Venezuela (2)	$32,300	0.3%	$37,699	0.4%	$47,037	0.5%
Other (1)(3)	8,381	0.1%	49,923	0.5%	52,156	0.6%
Total	$40,681	0.4%	$87,622	0.9%	$99,193	1.1%
_________________
(1)    Collateralized with cash, cash equivalents or other financial instruments totaling $7.8 million, $7.2 million and $6.3 million as of December 31, 2024, 2023 and 2022 respectively.
(2)    Includes mortgage loans for single-family residential properties located in the U.S. totaling $32.0 million, $37.7 million and $47.0 million as of December 31, 2024, 2023 and 2022, respectively.
(3) Includes loans to borrowers in other countries which do not individually exceed one percent of total assets in 2024, 2023 and 2022.

As of December 31, 2024, the maturities of our outstanding international loans were as follows:

	As of December 31, 2024
(in thousands)	Less than 1 year	1-3 Years	More than 3 years	Total

Venezuela	$17	$—	$32,283	$32,300
Other	—	375	8,006	8,381
Total	$17	$375	$40,289	$40,681

Loans by Economic Sector

The table below summarizes the concentration in our loans held for investment by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$599,458	8.3%	$255,179	3.7%	$190,934	2.8%
Construction and real estate (2)	2,794,453	38.7%	2,613,060	38.0%	2,378,081	34.7%
Manufacturing:
Foodstuffs, apparel	101,216	1.5%	108,729	1.6%	87,198	1.3%
Metals, computer, transportation and other	87,873	1.2%	73,687	1.1%	52,160	0.8%
Chemicals, oil, plastics, cement and wood/paper	10,122	0.1%	68,897	1.0%	22,929	0.3%
Total manufacturing	$199,211	2.8%	$251,313	3.7%	$162,287	2.4%
Wholesale	210,122	2.9%	400,983	5.8%	614,971	8.9%
Retail trade (3)	414,806	5.7%	420,907	6.1%	424,894	6.2%
Services:
Non-financial public sector	13,946	0.2%	—	—%	1,300	—%
Communication, transportation, health and other	616,354	8.5%	652,926	9.5%	487,842	7.1%
Accommodation, restaurants, entertainment	432,528	6.0%	323,347	4.7%	602,877	8.8%
Electricity, gas, water, supply and sewage	61,088	0.8%	40,228	0.6%	24,908	0.4%
Total services	$1,123,916	15.5%	$1,016,501	14.8%	$1,116,927	16.3%
Primary Products:
Agriculture, Livestock, Fishing, and forestry	6,596	0.1%	8,699	0.1%	—	—%
Mining	—	—%	12,312	0.2%	—	—%
	6,596	0.1%	21,011	0.3%	—	—%
Other loans (4)	1,879,849	26.0%	1,894,539	27.6%	1,969,100	28.7%
	$7,228,411	100.0%	$6,873,493	100.0%	$6,857,194	100.0%
_________________
(1)    Consists mainly of domestic non-bank financial services companies.
(2)    Comprised mostly of CRE loans throughout South and Central Florida, Tampa, the greater Houston, Texas area, and New York.
(3) Gasoline stations represented approximately 37%, 57% and 57% of the retail trade sector at year-end 2024, 2023 and 2022, respectively.
(4)    Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans which represented approximately 23.2%, 20.6% and 28.6% of the total in 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Company had $10.8 million of loans held for sale in the construction and real estate economic sector and $32.1 million of loans held for sale in other sectors. At December 31, 2023, the Company had $378.0 million of loans held for sale in the construction and real estate economic sector and $13.4 million of loans held for sale in other sectors. There were no loans held for sale at December 31, 2022.

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

With respect to modifications made to borrowers experiencing financial difficulty, a change to the ACL is generally not recorded upon modification since the effect of these modifications is already included in the ACL given the measurement methodologies used to estimate the ACL. From time to time, the Company may modify loans related to borrowers experiencing financial difficulties by providing multiple types of concessions. Typically, one type of concession, such as a term extension, may be granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. When and if principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.

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

Allocation of Allowance for Credit Losses
In the following table, we present the allocation of the ACL by loan segment at the end of the periods presented. The amounts shown in this table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages. These amounts represent our best estimates of expected credit losses to be collected throughout the life of the loans, at the reported dates, derived from historical events, current conditions and reasonable and supportable forecasts at the dates reported. Our allowance for credit losses is established using estimates and judgments, which also consider the views of our regulators in their periodic examinations. Re-evaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. We also show the percentage of each loan class, which includes loans in nonaccrual status.

	December 31,
	2024		2023		2022		2021		2020
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Total Loans
Real estate	$16,668	38.2%	$25,876	35.8%	$25,237	42.1%	$17,952	43.5%	$50,227	48.2%
Commercial	44,732	38.3%	41,809	39.0%	25,888	35.4%	38,979	39.1%	48,130	38.9%
Financial institutions	—	0.2%	—	0.2%	—	0.2%	42	0.3%	1	0.3%
Consumer and others (1)	23,563	23.3%	27,819	25.0%	32,375	22.3%	12,926	17.1%	12,544	12.6%
Total Allowance for Credit Losses	$84,963	100.0%	$95,504	100.0%	$83,500	100.0%	$69,899	100.0%	$110,902	100.0%
% Total Loans held for investment	1.18%		1.39%		1.22%		1.29%		1.90%

__________________
(1)     Includes (i) indirect consumer loans purchased, and (ii) mortgage loans secured by single-family residential properties located in the U.S in all years presented.

In 2024, the changes in the allocation of the ACL were primarily attributed to reserve requirements for loan charge-offs, loan composition and credit quality changes as well as updated macroeconomic factors.
The ratio of ACL to total loans held for investment decreased in 2024 primarily due to lower reserve requirements on non-performing loans as of December 31, 2024 compared to December 31, 2023, and changes in loan composition and macroeconomic factors on performing loans.

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

	December 31,
(in thousands)	2024	2023	2022	2021	2020
Non-Accrual Loans(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$20,057	$7,285	$8,219
Multifamily residential	—	8	—	—	11,340
Land development and construction loans	4,119	—	—	—	—
	4,119	8	20,057	7,285	19,559
Single-family residential	8,140	2,459	1,526	5,126	10,667
Owner occupied	23,191	3,822	6,270	8,665	12,815
	35,450	6,289	27,853	21,076	43,041
Commercial loans	64,572	21,949	9,271	28,440	44,205
Consumer loans and overdrafts	—	38	4	257	233
Total Non-Accrual Loans	100,022	28,276	37,128	49,773	87,479

Past Due Accruing Loans
Real estate loans
Single-family residential	$1,201	$5,218	$253	$—	$—
Owner occupied	837	—	—	—	220
Commercial loans	2,033	857	183	—	—
Consumer loans and overdrafts	8	49	35	8	1
Total Past Due Accruing Loans (1)	4,079	6,124	471	8	221

Total Non-Performing Loans (2)	104,101	34,400	37,599	49,781	87,700
Other real estate owned	18,074	20,181	—	9,720	427
Total Non-Performing Assets	$122,175	$54,581	$37,599	$59,501	$88,127
________________
(1)    Loans past due 90 days or more but still accruing.
(2)    Prior to 2023 and before adoption of guidance related to CECL, included loan modifications that met the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2021 and 2020, non-performing TDRs include $9.1 million and $8.4 million, respectively, in a multiple loan relationship to a South Florida borrower. In the third quarter of 2022, this loan relationship was upgraded and placed back in accrual status.

The following table presents the activity of non-performing assets in 2024:

	Year Ended December 31, 2024
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO	Total
Balance at beginning of period	$8	$7,677	$3,822	$22,806	$—	$87	$20,181	$54,581

Plus: loans placed in nonaccrual status	9,707	15,093	59,135	118,209	—	24,424	—	226,568

Less: nonaccrual loan charge-offs	(599)	—	—	(51,326)	—	(24,430)	—	(76,355)
Less: nonaccrual loans sold, net of charge offs	(4,996)	(5,377)	(28,656)	(3,342)	—	—	—	(42,371)
(Less) Plus: nonaccrual loan collections and others	(1)	(3,734)	(8,470)	(20,450)	—	(32)	156	(32,531)
Plus: increase in past-due accruing loans (1)	—	(4,017)	837	1,176	—	(41)	—	(2,045)
Less: loans returned to accrual status	—	—	—	—	—	—	—	—
Transferred from Loans to OREO	—	(301)	(2,640)	(468)	—	—	3,409	—
OREO valuation expense	—	—	—	—	—	—	(5,672)	(5,672)
Balances at end of period	$4,119	$9,341	$24,028	$66,605	$—	$8	$18,074	$122,175

__________________

(1)    Loans past due 90 days or more but still accruing.

The increase in nonperforming loans during 2024 was primarily due to certain loans that were downgraded based on updated borrowers’ financial statements received in 2024. See discussion on Classified and Special Mention Loans below for more details.

We recognized no interest income on nonaccrual loans during 2024, 2023 and 2022.

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
The Company’s loans by credit quality indicators at December 31, 2024, 2023 and 2022 are summarized in the following table. We have no purchased credit-impaired loans.

	2024				2023				2022
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$361	$21,430	$—	$21,791	$—	$—	$—	$—	$8,378	$20,113	$—	$28,491
Multi-family residential	—	—	—	—	—	8	—	8	—	—	—	—
Land development and construction loans	—	4,119	—	4,119	—	—	—	—	—	—	—	—
	361	25,549	—	25,910	—	8	—	8	8,378	20,113	—	28,491
Single-family residential	—	9,438	—	9,438	—	2,800	—	2,800	—	1,930	—	1,930
Owner occupied	5,047	64,876	—	69,923	15,723	3,890	—	19,613	—	6,356	—	6,356
	5,408	99,863	—	105,271	15,723	6,698	—	22,421	8,378	28,399	—	36,777
Commercial loans	—	66,605	—	66,605	30,261	22,971	—	53,232	1,749	10,446	3	12,198
Consumer loans and overdrafts	—	8	—	8	—	41	—	41	—	230	—	230
	$5,408	$166,476	$—	$171,884	$45,984	$29,710	$—	$75,694	$10,127	$39,075	$3	$49,205
_________
(1) There were no loans categorized as “Loss” as of the dates presented.

For more information on the activity of Classified loans in 2024, please refer to non-performing assets discussions above. All nonaccrual loans are classified as Substandard.

Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans in 2024:

(in thousands)	Year Ended December 31, 2024
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$8	$2,800	$3,890	$22,971	$—	$41	$29,710
Plus: loans downgraded to substandard and doubtful	31,142	15,956	102,344	120,500	—	24,399	294,341
							—
Less: classified loan charge-offs	(599)	—	—	(51,326)	—	(24,430)	(76,355)
Less: classified loans sold, net of charge offs	(4,996)	(5,377)	(28,656)	(3,342)	—	—	(42,371)
Plus: classified loan collections and others	(6)	(3,464)	(10,062)	(21,007)	—	(2)	(34,541)
Less: loans upgraded	—	(176)	—	(723)	—	—	(899)
Transferred from Loans to OREO	—	(301)	(2,640)	(468)	—	—	(3,409)
Balances at end of period	$25,549	$9,438	$64,876	$66,605	$—	$8	$166,476

CRE and owner-occupied classified loans include a total of $62.3 million in loans that are current and accruing, including: (i) a $40.8 million owner-occupied loan to a customer in the restaurant service sector in Florida, and (ii) a $21.5 million CRE loan to customer in the accommodation service sector in Florida with an additional $5 million with cash collateral kept in ‘pass’.

In February 2025, the Company decided to sell the $40.8 million substandard owner-occupied loan to a customer in the restaurant service sector in Florida. The Company transferred the loan from loans held for investment to loans held for sale, at the lower of cost or fair value, and determined no valuation allowance was required at the time of the transfer.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in 2024:

	Year Ended December 31, 2024
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$—	$—	$15,723	$30,261	$—	$—	$45,984
Downgrades to Special Mention	34,438	—	32,961	48,174	—	—	115,573
Upgrades to Pass	(12,565)	—	(10,140)	(3,056)	—	—	(25,761)
Downgrades to Substandard	(21,430)	—	(9,395)	(75,069)	—	—	(105,894)
Special Mention loans sold	—	—	(5,038)	—	—	—	(5,038)
Payoffs/Paydowns	(82)	—	(19,064)	(310)	—	—	(19,456)
Balances at end of period	$361	$—	$5,047	$—	$—	$—	$5,408

As of December 31, 2024, Special Mention loans include $4.6 million loan balances which were past due between 30 to 59 days. The remainder Special Mention loan balance of $0.8 million was current.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at December 31, 2024, 2023 and 2022 included:

(in thousands)	2024	2023	2022
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$21,430	$—	$—
Multi-family residential	—	—	—
Land development and construction loans	—	—	—
	21,430	—	—
Single-family residential	227	221	150
Owner occupied	40,847	78	86
	62,504	299	236
Commercial loans	—	967	1,178
Loans to depository institutions and acceptances	—	—	—
Consumer loans and overdrafts (1)	—	—	226
	$62,504	$1,266	$1,640
________
(1) Corresponds to international consumer loans.

At December 31, 2024, total potential problem loans increased $61.2 million compared to 2023. This was mainly due to the downgrade to substandard accrual of a $40.8 million loan to a customer in the restaurant service sector in Florida and a downgrade to accrual of a $21.4 million loan to a customer in the accommodations service sector in Florida, and the addition of two residential loans totaling $0.3 million. These increases were offset by the upgrade of a $1.0 million commercial relationship and a $0.3 million residential loan that became current.

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

In 2024, the Company changed the presentation of its debt securities by type to provide more granular information on the nature of the investments. This includes, among other things, new tabular information on mortgage-backed securities (“MBS”). Debt securities by type as of December 31, 2023 and 2022 have been reclassified for comparative purposes.
The following table sets forth the book value and percentage of each category of securities at December 31, 2024, 2023 and 2022. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less allowance for credit losses (“ACL”), if any. The Company adopted CECL in 2022 and determined that an ACL on its debt securities held to maturity as of December 31, 2023 and 2022 was not required. The Company held no securities as held to maturity as of December 31, 2024.

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Treasury Securities	$1,933	0.1%	$1,991	0.1%	$1,996	0.1%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,262,640	84.3%	842,870	56.4%	664,852	48.7%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	142,538	9.5%	80,626	5.4%	69,985	5.1%
U.S. Government Agency and Sponsored Enterprise Obligations	16,682	1.1%	24,588	1.6%	33,658	2.5%
Non-Agency Commercial MBS (1)	11,792	0.8%	11,220	0.7%	10,949	0.8%
Collateralized Loan Obligations	—	—%	4,957	0.3%	4,774	0.3%
Corporate Bonds (2) (3)	—	—%	249,582	16.7%	269,751	19.8%
Municipal Bonds	1,585	0.1%	1,668	0.1%	1,656	0.1%
	1,437,170	95.9%	1,217,502	81.3%	1,057,621	77.4%

Debt securities held to maturity (4)	—	—%	226,645	15.1%	242,101	17.7%

Equity securities with readily determinable fair value not held for trading(5)	2,477	0.2%	2,534	0.2%	11,383	0.8%

Other securities (6):	58,278	3.9%	50,294	3.4%	55,575	4.1%
	$1,497,925	100.0%	$1,496,975	100.0%	$1,366,680	100.0%

_________________
(1)     Issued by a financial institution.
(2) In 2024, as a result of the Company’s Securities Repositioning strategy, the Company sold its corporate bonds including subordinated debt securities issued by financial institutions. As of December 31, 2023 and 2022, corporate bonds in the financial services sector represent 1.9% and 2.3% of our total assets, respectively..
(3) As of December 31, 2023 and 2022 corporate bonds include $10.5 million and $9.7 million, respectively, in “investment-grade” quality securities issued by foreign corporate entities. The securities issuers were from Canada in two different sectors in 2023 and 2022. The

Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
(4)    Includes securities issued by U.S. government and U.S. government sponsored agencies. In 2024, the Company executed the Securities Repositioning and transferred all its debt securities held to maturity to the available for sale category.
(5)    In 2023, the Company sold its marketable equity securities with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction. Also in 2023, the Company purchased an investment in an open-end fund incorporated in the U.S with an original cost of $2.5 million. The Fund's objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(6)    Includes investments in FHLB and Federal Reserve Bank stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of December 31, 2024, total securities slightly increased $1.0 million, or 0.1%, to $1.5 billion compared to $1.5 billion as of December 31, 2023. The increase in 2024 was mainly driven by purchases of: (i) debt securities available for sale and FHLB stock totaling $786.6 million and (ii) net pre-tax unrealized holding gains on debt securities available for sale of $42.2 million primarily attributable to the reclassification into net loss of net accumulated unrealized losses previously included in AOCL on debt securities available for sale as a result of the Securities Repositioning. The increase was partially offset by maturities, sales, calls and pay downs totaling $746.8 million.

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

Debt securities available for sale had net unrealized holding losses of $55.7 million and net unrealized holding gains of $0.9 million at December 31, 2024, compared to net unrealized holding losses of $100.3 million and net unrealized holding gains of $3.2 million at December 31, 2023. In 2024, the Company recorded pre-tax net unrealized holding gains of $42.2 million which are included in accumulated other comprehensive (loss) income for the period. The improvement in unrealized holding losses was mainly attributed to the reclassification into net loss of net accumulated unrealized losses previously included in AOCL on debt securities available for sale as a result of the Securities Repositioning. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of December 31, 2024 and 2023.
The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the U.S. government. The Company considers there are not current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of December 31, 2024 and 2023. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2024 and 2023, all held to maturity securities held by the Company were rated investment grade.

The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2024. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value. The book value for debt securities classified as held to maturity is equal to amortized cost.

December 31, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non-Agency Commercial MBS	$11,792	3.51%	$—	—%	$—	—%	$—	—%	$11,792	3.51%	$—	—%
U.S. Government Agency and Sponsored Enterprise Obligations	16,682	5.45%	11	—%	2,146	5.53%	2,346	5.59%	12,179	5.41%	—	—%
Municipal Bonds	1,585	2.38%	—	—%	—	—%	343	1.79%	1,242	2.54%	—	—%
U.S. Treasury Securities	1,933	4.22%	1,933	4.22%	—	—%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	142,538	4.17%	206	2.87%	37,972	3.70%	43,051	3.72%	61,309	4.77%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,262,640	4.86%	42	3.10%	1,154	5.42%	6,844	4.61%	1,254,600	4.86%	—	—%
	$1,437,170	4.78%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,477	3.03%	—	—	—	—	—	—	—	—	2,477	3.03%

Other securities	$58,278	6.95%	$—	—%	$—	—%	$—	—%	$—	—%	$58,278	6.95%
	$1,497,925	4.87%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$60,755	6.79%

The investment portfolio’s average effective duration in years was 5.2, 5.0 and 4.9 as of December 31, 2024, 2023 and 2022, respectively. The increase in effective duration in 2024 compared to 2023 was primarily due to lower than expected mortgage-backed securities prepayments. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Goodwill. Goodwill was $19.2 million as of December 31, 2024 and 2023. Goodwill mainly represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006.

Liabilities
Total liabilities were $9.0 billion at December 31, 2024, an increase of $31.0 million, or 0.3%, compared to $9.0 billion at December 31, 2023. This was primarily driven by an increase of $100.0 million, or 15.5%, in advances from the FHLB, which included the addition of $1.5 billion of these borrowings, and was partially offset by the $1.4 billion repayment of these borrowings in 2024. The increase was partially offset by: (i) $40.3 million, or 0.5%, in total deposits, mainly due to a decrease in interest bearing demand deposits, as well as time deposits which included deposits that were sold in connection with the sale of the Houston Franchise; (ii) a decrease of $17.1 million, or 13.9%, in operating lease liabilities which includes operating liabilities that were sold in connection with the sale of the Houston Franchise; and (iii) a net decrease of $12.1 million, or 7.4% in accounts payable and accrued and other liabilities which includes other liabilities that were sold in connection with the sale of the Houston Franchise. See “Business Development” for more details on liabilities sold in connection with the sale of the Houston Franchise, “Capital Resources and Liquidity Management” for more details on the changes of FHLB advances and subordinated notes and “Deposits” for more details on the changes of total deposits.

Deposits

We continue with our efforts in growing our deposits. Our efforts include the additions of retail, private and commercial banking team members, which contributed to increasing deposit levels in 2024. See “Our Company- Business Developments” for additional information.

Total deposits were $7.9 billion at December 31, 2024, a decrease of $40.3 million, or 0.5%, compared to December 31, 2023. The decrease in deposits was mainly due to: (i) a decrease of $331.2 million, or 12.9%, in interest-bearing deposits, which were due to decreases in higher cost municipalities and institutional deposits; (ii) net decrease of $62.7 million or 2.7%, in time deposits in 2024 compared to 2023, which includes decreases of $45.0 million, or 2.9%, in customer CDs and $17.7 million, or 2.5%, in brokered time deposits. These decreases were partially offset by increases of: (i) $275.7 million, or 17%, in savings and money market accounts and (ii) $77.8 million, or 5%, in noninterest bearing accounts.

Domestic deposits decreased $151.8 million, or 2.8%, to $5.3 billion at December 31, 2024 from $5.4 billion at December 31, 2023, while foreign deposits increased $111.5 million, or 4.5%, in 2024 from $2.5 billion at December 31, 2023. See discussions further below.

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2024	2023	2022	2021	2020
Domestic (1)	$5,278,289	$5,430,059	$4,620,906	$3,137,258	$3,202,936
Foreign:
Venezuela (2)	1,889,331	1,870,979	1,911,551	2,019,480	2,119,412
Others	686,975	593,825	511,742	474,133	409,295
Total foreign (3)	2,576,306	2,464,804	2,423,293	2,493,613	2,528,707
Total deposits	$7,854,595	$7,894,863	$7,044,199	$5,630,871	$5,731,643
___________
(1)     Includes brokered deposits of $701.9 million, $736.9 million, $629.3 million, $387.3 million and $634.5 million at December 31, 2024, 2023, 2022, 2021, and 2020, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the current U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3)    Our other foreign deposits do not include deposits from Venezuelan resident customers.

The following table shows the increase or (decrease), during the year of our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2024		2023		2022		2021
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic (1)	$(151,770)	(2.8)%	$809,153	17.5%	$1,483,648	47.3%	$(65,678)	(2.1)%
Foreign:
Venezuela	18,352	1.0%	(40,572)	(2.1)%	(107,929)	(5.3)%	(99,932)	(4.7)%
Others	93,150	15.7%	82,083	16.0%	37,609	7.9%	64,838	15.8%
Total foreign	111,502	4.5%	41,511	1.7%	(70,320)	(2.8)%	(35,094)	(1.4)%
Total deposits	$(40,268)	(0.5)%	$850,664	12.1%	$1,413,328	25.1%	$(100,772)	(1.8)%
___________
(1)     Domestic deposits, excluding brokered deposits, decreased $116.8 million in 2024 and increased $701.5 million, $1.2 billion and $181.5 million in 2023, 2022, and 2021, respectively.

Domestic deposits decreased $151.8 million, or 2.8%, in 2024 to $5.3 billion at December 31, 2024 from $5.4 billion at December 31, 2023. This was primarily driven by decreases of: (i) $307.5 million in domestic interest-bearing accounts, (ii) $138.7 million in domestic time deposit accounts and (iii) $7.6 million in domestic brokered time deposits. These decreases were partially offset by increases of: (i) $285.4 million in domestic savings and money market deposits and (ii) $16.6 million in domestic noninterest bearing deposits.

In addition, domestic deposits were impacted by the sale of the Houston Franchise as the sale included $333.2 million in time deposits, $113.3 million in savings and money market deposits, $66.6 million in noninterest bearing demand deposits and $54.6 million in interest-bearing demand deposits.

Foreign deposits increased $111.5 million, or 4.5%, in 2024 to $2.6 billion at December 31, 2024 from $2.5 billion at December 31, 2023, primarily driven by an increase of $93.2 million, or 15.7%, in deposits from countries other than Venezuela, due to our efforts to grow deposits from customers in those other markets as well as an increase of $18.4 million, or 1.0%, in deposits from customers domiciled in Venezuela.

Core deposits

Core deposits were $5.6 billion, $5.6 billion and $5.3 billion as of December 31, 2024, 2023 and 2022, respectively. Core deposits represented 71.6%, 70.9% and 75.5% of our total deposits at those dates, respectively. The increase of $22.4 million, or 0.4%, in core deposits in 2024 was mainly driven by the previously mentioned increase in savings and money market deposits as well as an increase in non-interest bearing deposits. Core deposits consist of total deposits excluding all time deposits. The Company remains focused on relationship-driven deposit gathering activities.

As mentioned above, core deposits were impacted by the sale of the Houston Franchise as the sale included $113.3 million in savings and money market deposits, $66.6 million in noninterest bearing demand deposits and $54.6 million in interest-bearing demand deposits.

Brokered deposits

We utilize brokered deposits primarily as an Asset/Liability Management tool. As of December 31, 2024 and 2023, we had $701.9 million and $736.9 million in brokered deposits, which represented 8.9% and 9.3%, respectively, of our total deposits. Brokered deposits decreased $35.0 million, or 4.7%, in 2024 compared to December 31, 2023, mainly due to a decrease in brokered time and non-time deposits.
As of December 31, 2024 and 2023, brokered deposits only included time deposits of $701.9 million, while as of December 31, 2023, brokered deposits included time deposits of $719.5 million and interest bearing demand and money market deposits totaling $17.4 million. The Company has not historically sold brokered CDs in denominations over $100,000.

Deposits by Type: Average Balances and Average Rates Paid

The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2024		2023		2022
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$1,461,940	—%	$1,356,538	—%	$1,286,570	—%
Interest bearing deposits:
Checking and saving accounts:
Interest bearing demand (1)	2,345,193	2.67%	2,486,190	2.52%	1,872,100	0.81%
Money market (2)	1,502,304	4.15%	1,226,311	3.44%	1,323,563	0.88%
Savings	251,626	0.04%	284,510	0.05%	319,631	0.04%
Time Deposits (3)	2,302,798	4.59%	2,074,549	3.80%	1,334,605	1.66%
	6,401,921	3.61%	6,071,560	3.03%	4,849,899	1.01%
	$7,863,861	2.94%	$7,428,098	2.47%	$6,136,469	0.80%
___________
(1)    In the years ended December 31, 2024, 2023 and 2022 includes reciprocal deposits with a total average balance of $684.3 million (average rate - 5.05%) , $584.0 million (average rate - 5.23%), and $253.8 million (average rate - 1.35%), respectively.
(2)    In the years ended December 31, 2024, 2023 and 2022, includes brokered deposits with a total average balance of $2.9 million (average rate - 5.40%), $13.3 million (average rate - 5.07%), and $43.3 million (average rate - 1.47%), respectively.
(3)    In the years ended December 31, 2024, 2023 and 2022, includes brokered deposits with average balances of $691.3 million, $673.2 million, and $359.7 million, respectively, with average rates of 5.05%, 4.36%, and 2.51%, respectively.

Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At December 31, 2024 and 2023, our large fund providers, included 20 and 19 deposit relationships, respectively, with total balances of $942.3 million and $1.1 billion, respectively. The decrease in large fund providers in December 31, 2024 was mainly driven by a decrease in higher-cost municipal deposits as the Company continues to focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2024		2023		2022
Less than 3 months	$386,857	30.4%	$178,102	13.7%	$140,292	15.1%
3 to 6 months	349,673	27.5%	239,843	18.4%	148,137	16.0%
6 to 12 months	464,812	36.6%	698,897	53.6%	497,436	53.6%
1 to 3 years	53,745	4.2%	174,792	13.4%	135,663	14.6%
Over 3 years	15,386	1.3%	12,974	0.9%	6,889	0.7%
Total	$1,270,473	100.0%	$1,304,608	100.0%	$928,417	100.0%

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances, and less frequently, advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
Short-term borrowings outstanding at December 31, 2024 and 2023, matured in January 2025 and 2024, respectively. All of our outstanding short-term borrowings at December 31, 2024, 2023 and 2022 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding as of December 31, 2024, 2023 and 2022.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Outstanding at period-end	$30,000	$40,000	$304,821
Average amount	2,500	49,572	111,448
Maximum amount outstanding at any month-end	30,000	204,863	304,821
Weighted average interest rate:
During period	4.44%	4.27%	1.98%
End of period	4.44%	5.46%	3.17%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2024	2023	2022
Net (loss) income attributable to the Company	$(15,752)	$32,490	$63,310
Basic (loss) earnings per common share	(0.44)	0.97	1.87
Diluted (loss) earnings per common share (1)	(0.44)	0.96	1.85

Average total assets	$9,891,803	$9,452,221	$8,187,688
Average stockholders' equity	792,044	740,630	749,549
Net (loss) income attributable to the Company/ Average total assets (ROA)	(0.16)%	0.34%	0.77%
Net (loss) income attributable to the Company / Average stockholders' equity (ROE)	(1.99)%	4.39%	8.45%
Average stockholders' equity / Average total assets ratio	8.01%	7.84%	9.15%

__________________
(1) As of December 31, 2024, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in that period. At December 31, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units. See Note 14 to our audited consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share in 2024, 2023 and 2022.

In 2024, the Company had a net loss, compared to net income in 2023. As a result, the Company had basic and diluted losses per share in 2024, compared to earnings per share in 2023. Additionally, in 2024 average common shares increased compared to 2023 primarily as a result of the Public Offering in 2024.
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

Stockholders’ equity was $890.5 million as of December 31, 2024, an increase of $154.4 million, or 21.0%, compared to $736.1 million as of December 31, 2023. This increase was primarily driven by: (i) net proceeds of $155.8 million from the issuance of common stock in the Public Offering completed in 2024, (ii) a decrease in accumulated other comprehensive losses (“AOCL”) of $31.0 million due to the reclassification into net loss of net accumulated unrealized losses previously included in AOCL on debt securities available for sale as a result of the Securities Repositioning completed in 2024, and (iii) a net aggregate of $5.0 million in stock-based incentive compensation programs. The increase was offset by: (i) net loss of $15.8 million in 2024; (ii) $12.8 million of dividends declared and paid by the Company in 2024 and (iii) an aggregate of $7.6 million of Class A common stock repurchased in 2024. See more details on the stock repurchase program launched in 2023 further below.

Non-controlling Interest
The Company records net loss attributable to Non-controlling interests in its condensed consolidated statement of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. At December 31, 2024 and 2023, the Company had an ownership interest of 100% in Amerant Mortgage. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. Therefore, the Company did not record any loss or gain attributable to non-controlling interest in 2024 and had no equity attributable to the non-controlling interest at December 31, 2024 and 2023. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for detailed information on changes in ownership interest in Amerant Mortgage.

Common Stock Transactions
Public Offering
On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165.0 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The intended use of the net proceeds of the Public Offering is general corporate purposes to support its continued organic growth, which may include, among other things, working capital, investments in the Bank, resolution of non-performing loans, and balance sheet optimization strategies.

Common Stock Repurchases and cancellation of Treasury Shares.

Repurchase Plans Details

On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program was set to expire on December 31, 2023 and on December 15, 2023, the Company announced that the Board approved to extend the expiration date to December 31, 2024. On December 11, 2024, the Company announced that the Board approved to extend the expiration date to December 31, 2025.

In 2024 and 2023, the Company repurchased an aggregate of 344,326 and 259,853 shares, respectively, of Class A common stock at a weighted average price of $21.94 and $18.98 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $7.6 million and $4.9 million, respectively, in the years ended December 31, 2024 and 2023, including transaction costs. At December 31, 2024 and 2023, the Company had $12.4 million and $20 million, respectively, available for repurchase under this repurchase program.

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

In 2024, 2023 and 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2024, 2023 and 2022. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2024, 2023 and 2022.
Stock-Based Compensation Awards
The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See Note 14 “Incentive Compensation and Benefit Plan” for additional information about common stock transactions under the Company’s 2018 Equity Plan.

Dividends

Set forth below are the details of dividends declared and paid by the Company for the periods ended December 31, 2024, 2023 and 2022, and subsequent to December 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
10/23/2024	11/14/2024	11/29/2024	$0.09	$3.8 million
07/24/2024	08/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
10/18/2023	11/14/2023	11/30/2023	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
10/19/2022	11/15/2022	11/30/2022	$0.09	$3.0 million
07/20/2022	08/17/2022	08/31/2022	$0.09	$3.0 million
04/13/2022	05/13/2022	05/31/2022	$0.09	$3.0 million
01/19/2022	02/11/2022	02/28/2022	$0.09	$3.2 million
On January 22, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per-share of the Company’s Class A common stock. The dividend was paid on February 28, 2025, to shareholders of record at the close of business on February 14, 2025.

Liquidity Management
Advances from the FHLB, other borrowings and borrowing capacity
At December 31, 2024 and 2023, the Company had $0.7 billion and $0.6 billion, respectively, of outstanding advances from the FHLB. During the year ended December 31, 2024, the Company repaid $1.4 billion of outstanding FHLB advances, and borrowed $1.5 billion from this source.
At December 31, 2024 and 2023 advances from the FHLB had maturities through 2029 and 2028, respectively. At December 31, 2024, advances from the FHLB had fixed interest rates ranging from 3.45% to 5.46% and, a weighted average rate of 4.10% (fixed interest rates ranging from 0.61% to 4.90%, and a weighted average rate of 3.65% at December 31, 2023).

We had $1.6 billion and $1.9 billion of additional borrowing capacity with the FHLB as of December 31, 2024 and 2023, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain borrowing capacity with the Federal Reserve, and relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits. We also have available uncommitted federal funds credit lines with several banks. At December 31, 2024 and 2023, we had no outstanding obligations on uncommitted federal funds lines with banks.

There were no other borrowings as of December 31, 2024 and 2023.
Based on our current outlook, we believe that net income, deposits, advances from the FHLB and available other funding sources will be sufficient to fund liquidity requirements for the next twelve months.

Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt, the Senior Notes and Subordinated Notes. As previously discussed, on September 27, 2024, the Company completed a public offering of its common stock, which resulted in net proceeds to the Company of $155.8 million recorded in 2024. Following the completion of this offering in 2024, the Company contributed cash totaling $90 million to its Bank subsidiary.The Company held cash and cash equivalents of $99.5 million as of December 31, 2024 and $46.8 million as of December 31, 2023, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.

Based on our current outlook, we believe that available funding sources, including any dividends from the Bank, will be sufficient to fund liquidity requirements for the next twelve months.

Subsidiary Dividends

There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in this Form 10-K.

In December 2023, the Boards of Directors of the Bank approved the payment of a cash dividend of $20 million by the Bank to Amerant Bancorp. The Company received this dividend in the first quarter of 2024. The Bank did not declare any dividends payable to Amerant Bancorp in 2024.

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

The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2024, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well-capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2024 and 2023 was 5.4% and 4.1%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments. See —“Supervision and Regulation— Capital” for more information regarding regulatory capital.
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
CET1 capital ratio	915,658	11.21%	367,563	4.50%	530,925	6.50%

December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
CET1 capital ratio	790,959	9.79%	363,645	4.50%	525,266	6.50%

December 31, 2022
Total capital ratio	$947,505	12.39%	$611,733	8.00%	$764,666	10.00%
Tier 1 capital ratio	833,078	10.89%	458,799	6.00%	611,733	8.00%
Tier 1 leverage ratio	833,078	9.18%	363,130	4.00%	453,913	5.00%
CET1 capital ratio	772,105	10.10%	344,100	4.50%	497,033	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital ratio	$1,047,759	12.84%	$652,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
CET1 capital ratio	956,861	11.73%	367,112	4.50%	530,273	6.50%

December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
CET1 capital ratio	866,141	10.73%	363,185	4.50%	524,600	6.50%

December 31, 2022
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
CET1 capital ratio	837,970	10.99%	343,209	4.50%	495,746	6.50%

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

	December 31,
(in thousands)	2024	2023	2022
Commitments to extend credit	$1,389,894	$1,305,816	$1,165,701
Letters of credit	149,029	29,605	20,726
	$1,538,923	$1,335,421	$1,186,427

Commitments to extend credit increased $84.1 million, or 6.4%, as of December 31, 2024 compared to December 31, 2023. This was mainly driven by an increase in commercial real estate and construction loan commitments.
The Company uses interest rate swaps and other derivative instruments as part of its normal business operations. See Note 12- Derivative Instruments to our consolidated financial statements for details.

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
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2024. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.
As of December 31, 2024 we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$224,246	$14,232	$29,321	$28,777	$151,916

Time deposits	2,234,445	1,729,785	375,805	127,891	964
Borrowings:
FHLB advances	745,000	30,000	210,000	505,000	—
Senior notes	60,000	60,000	—	—	—
Subordinated notes	30,000	—	—	—	30,000
Junior subordinated debentures	64,178	—	—	—	64,178
Contractual interest payments (1)	231,832	94,070	67,290	38,593	31,879
	$3,589,701	$1,928,087	$682,416	$700,261	$278,937
__________________
(1)    Calculated assuming a constant interest rate as of December 31, 2024.
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
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “Fund”). The Company is currently committed to making future contributions to the Fund for a total of $7.5 million at December 31, 2024.

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

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) when closed-end retail loans become past due 90 days or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.

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

Recently Issued Accounting Pronouncements. We have evaluated new accounting pronouncements that have recently been issued and have determined that certain of these new accounting pronouncements should be described in this section because, upon their adoption, there could be a significant impact to our operations, financial condition or liquidity in future periods. In the fourth quarter of 2022, the Company adopted new accounting guidance on current expected credit losses, or CECL with retroactive application as of January 1, 2022, the beginning of the adoption period. Please refer to Note 1 of our audited consolidated financial statements in this Form 10-K for a detailed discussion of CECL and other recently issued accounting pronouncements that have been adopted by us that will require enhanced disclosures in our financial statements in future periods.

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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2024		2023
Change in Interest Rates (Basis points)
Increase of 200	$24,427	6.8%	$20,487	6.1%
Increase of 100	19,262	5.3%	15,618	4.7%
Decrease of 50	(6,931)	(1.9)%	(3,923)	(1.2)%
Decrease of 100	(13,550)	(3.8)%	(10,273)	(3.1)%
Decrease of 200	(30,120)	(8.3)%	(21,290)	(6.3)%
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

Net interest income in the base scenario, increased to approximately $361.0 million in December 31, 2024 compared to $336.0 million in December 31, 2023. This increase is mainly due to: (i) higher interest income of the investment portfolio as a result of the investment portfolio repositioning; (ii) the growth in the size of the balance sheet as total assets increased $185.4 million or 1.9% in 2024 compared to 2023; and (iii) reduction of high cost interest-bearing deposits.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2024	2023
Change in Interest Rates (Basis points)
Increase of 200	(13.61)%	(4.66)%
Increase of 100	(4.86)%	(0.38)%
Decrease of 50	2.24%	3.61%
Decrease of 100	3.82%	1.83%
Decrease of 200	4.50%	2.73%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The increase in sensitivity of EVE from changes in interest rates as of December 31, 2024 for the 200 and 100 basis point increase buckets are principally attributed to the changes in the composition of the balance sheet becoming more asset sensitive compared to December 31, 2023. During the periods reported, the modeled effects on the EVE remained within established Company risk limits.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2024 and 2023:

	Change in market value (1)
	December 31,
(in thousands)	2024	2023
Change in Interest Rates (Basis points)
Increase of 200	$(150,674)	$(112,010)
Increase of 100	(72,777)	(54,182)
Decrease of 50	34,716	34,956
Decrease of 100	68,177	55,312
Decrease of 200	122,109	112,809
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio slightly increased to 5.2 years at December 31, 2024 compared to 5.0 years at December 31, 2023. The slight increase in duration was mainly due to lower mortgage-backed securities prepayments.

We monitor our interest rate exposures monthly through the ALCO, and seek to manage these exposures within limits established by our Board of Directors. Those limits correspond to the capital ratios that we would report taking into consideration the interest increase scenarios modeled. Notwithstanding that our model includes the available for sale securities portfolio, and its projected effect on AOCI or AOCL (a component of shareholders’ equity), we made an irrevocable election in 2015 to exclude the effects of AOCI or AOCL in the calculation of our regulatory capital ratios, in connection with the adoption of Basel III capital rules in the U.S

Limits Approval Process
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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2024. This information may not be indicative of our interest rate sensitivity position at other points in time.

	December 31, 2024
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$590,359	$520,863	$—	$—	$—	$69,496
Securities:
Debt available for sale	1,437,170	344,207	215,748	181,064	696,151	—
Debt held to maturity	—	—	—	—	—	—
Marketable equity securities	2,477	2,477	—	—	—	—
Federal Reserve and FHLB stock	58,278	42,285	—	—	—	15,993
Loans held for sale	42,911	42,911	—	—	—	—
Loans held for investment - performing (1)	7,124,310	4,700,832	1,081,723	591,335	750,420	—
Earning Assets	$9,255,505	$5,653,575	$1,297,471	$772,399	$1,446,571	$85,489
Liabilities
Interest bearing demand deposits	2,229,467	2,229,467	—	—	—	—
Saving and money market	1,885,928	1,885,928	—	—	—	—
Time deposits	2,234,445	1,769,554	378,096	86,159	636	—
FHLB advances (2)	745,000	30,000	210,000	505,000	—	—
Senior Notes	59,843	59,843	—	—	—	—
Subordinated Notes	29,624	—	—	—	29,624	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,248,485	$6,038,970	$588,096	$591,159	$30,260	$—
Interest rate sensitivity gap		(385,395)	709,375	181,240	1,416,311	85,489
Cumulative interest rate sensitivity gap		(385,395)	323,980	505,220	1,921,531	2,007,020
Earnings assets to interest bearing liabilities (%)		93.6%	220.6%	130.7%	4,780.5%	N/M

__________________
(1)     “Loans held for investment - performing” excludes $104.1 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
(2) Includes FHLB advances in the amount of $435.0 million set to mature in 2027 or later, which come with quarterly callable features.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
Other than the changes in 2024 in connection with the transition of our core data processing platform and other applications that was completed in the fourth quarter of 2023, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 4, 2021, we announced a new multi-year outsourcing agreement with Fidelity National Information Services (FIS) which included the transition of our core data processing platform and other applications to FIS. This transition to FIS was completed on November 6, 2023. Upon completion of the transition, we updated our internal controls to include business cycle review controls, controls over data migration to the new core system, and controls over reliability of balances and transactional activity as of and in the post-conversion period ended December 31, 2023. In 2024, we continued to monitor the impact of this transition on our processes and procedures, as well as the impact on our internal controls over financial reporting and we further updated our internal controls, as necessary, to accommodate modifications to our business processes and accounting procedures.

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

Under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the framework in Internal Control - Integrated Framework 2013 promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based upon that assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

The Company’s internal control over financial reporting as of December 31, 2024, has been audited by RSM US LLP, the Company’s independent registered public accounting firm, as stated in their accompanying report which is included in Item 15.1 Consolidated Financial Statements of this Form 10-K.

Item 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Updates to Certain Financial Data Set Forth in Earning Release Documents dated January 22 and 23, 2025

In connection with the filing of this Annual Report on Form 10-K for the period ended December 31, 2024 (the Form 10-K”), the Company’s consolidated financial statements included herein (the “Financial Statements”) were finalized, and certain financial data included in the Form 10-K and the Financial Statements differ from and supersede certain financial data included in the press release and the earnings slide presentation of Amerant Bancorp Inc. dated January 22 and 23, 2025 , respectively. These corrections had no effect on the consolidated statements of operations or earnings per share for the three-months and twelve-months periods ended December 31, 2024.

The following table reconciles the financial data:

	December 31, 2024
	Before	After	Increase (decrease)
			Amount	%
Financial Data
(in thousands, except %)
Total assets	$9,897,691	$9,901,734	$4,043	—%
Noninterest bearing deposits	1,504,229	1,504,755	526	—%
Total deposits	7,854,069	7,854,595	526	—%
Accounts payable, accrued liabilities and other liabilities	148,439	151,956	3,517	2.4%
Total liabilities	9,007,224	9,011,267	4,043	—%
Total liabilities and stockholders' equity	9,897,691	9,901,734	4,043	—%
Total tangible assets	9,873,377	9,877,420	4,043	—%
Land development and construction loans	495,208	483,210	(11,998)	(2.4)%
Total commercial real estate	2,509,910	2,497,912	(11,998)	(0.5)%
Single-family residential	1,516,082	1,528,080	11,998	0.8%
Commercial loans	1,747,859	1,751,902	4,043	0.2%
Loans held for investment, gross	7,224,368	7,228,411	4,043	0.1%
Owner occupied Substandard Loans (1)	24,097	64,876	40,779	169.2%
Total Owner occupied Criticized Loans (1)	29,144	69,923	40,779	139.9%
Total real estate Substandard Loans (1)	59,084	99,863	40,779	69.0%
Total real estate Criticized Loans (1)	64,492	105,271	40,779	63.2%
Total Substandard loans (1)	125,697	166,476	40,779	32.4%
Total Classified Loans (1)	131,105	171,884	40,779	31.1%
Domestic Deposits	5,277,763	5,278,289	526	—%

Quarter-over-Quarter (4Q24 vs 3Q24)
(in millions, except %)
Change in Total assets	$(455.4)	$(451.4)	4.0	(0.9)%
Change in Total loans, gross	(294.7)	(290.7)	4.0	(1.4)%
Year-over-Year (4Q24 vs 4Q23)
(in millions, except %)
Change in Total assets	$181.4	$185.4	4.0	2.2%
Change in Total loans, gross	2.4	6.4	4.0	166.7%
-------------------

(1) In February 2025, upon receipt of updated financial information from the borrower, the Company concluded to downgrade effective December 31, 2024 an owner-occupied loan of $40.8 million in the restaurant industry from 'Pass' to 'Substandard'. In February 2025, the Company transferred the loan from loans held for investment to loans held for sale.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.
The information required under this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
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

We have insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the New York Stock Exchange. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

4.19	Form of Global Note (included in Exhibit 4.18).
4.20	Form of Notes Guarantee (included in Exhibit 4.18).
4.21	Indenture, dated as of March 9, 2022, among the Company, Amerant Florida Bancorp Inc., and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 9, 2022)
4.22	Form of Guarantee (included in Exhibit 4.21)
4.23	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.23 to the Form 10-K filed on March 7, 2024)
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Stock Settled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Cash Settled) (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.4	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, SEC File No. 001-38534)**
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

10.7	Employment Agreement, dated May 18, 2020, between Amerant Bank, N.A. and Carlos Iafigliola (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2020).**
10.8	Form of Change in Control Severance Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Executive (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 23, 2022).**
10.9	Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).

Exhibit Number	Description
10.10	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023).**
10.11	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2023).**
10.12	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2023).**
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

10.21	Purchase and Assumption Agreement between Amerant Bank, N.A. and MidFirst Bank dated April 16, 2024 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 2, 2024)*
10.22
Master Loan Sale Agreement by and between Amerant Bank N.A., Temple View Capital Funding, LP and TVC Funding VII, LLC dated December 27, 2024. Portions of this exhibit have been omitted (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2025).

10.23	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 from the Form 8-K filed on February 18, 2025).
10.24	Separation Agreement and General Release, dated February 14, 2025 (incorporated by reference to Exhibit 10.1 from the Form 8-K/A filed on February 18, 2025.**
19.1	Insider Trading Policy***
21.1	List of Subsidiaries of Amerant Bancorp Inc.
23.1	Consent of RSM US LLP.***
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer***

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Executive Vice-President and Chief Financial Officer***

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Executive Vice-President and Chief Financial Officer ***

Exhibit Number	Description
97.1	Amerant Bancorp Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on March 7, 2024)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within the XBRL documents)

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

AMERANT BANCORP INC.
March 4, 2025	By:	/s/ Gerald P. Plush
Date	Name:	Gerald P. Plush
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald P. Plush	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2025
Gerald P. Plush
/s/ Sharymar Calderon	Senior Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 4, 2025
Sharymar Calderon
/s/ Armando D. Fleitas	Executive Vice-President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2025
Armando D. Fleitas
/s/ Miguel A. Capriles L.	Director	March 4, 2025
Miguel A. Capriles L.
/s/ Pamella J. Dana	Lead Independent Director	March 4, 2025
Pamella J. Dana
/s/ Odilon Almeida Júnior	Director	March 4, 2025
Odilon Almeida Júnior
/s/ Erin Knight	Director	March 4, 2025
Erin Knight
/s/ Lisa Lutoff-Perlo	Director	March 4, 2025
Lisa Lutoff-Perlo
/s/ Gustavo Marturet M.	Director	March 4, 2025
Gustavo Marturet M.
/s/ John W. Quill	Director	March 4, 2025
John W. Quill
/s/ Ashaki Rucker	Director	March 4, 2025
Ashaki Rucker
/s/ Oscar Suarez	Director	March 4, 2025
Oscar Suarez
/s/ Millar Wilson	Director	March 4, 2025
Millar Wilson

Item 15.1 CONSOLIDATED FINANCIAL STATEMENTS.
AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amerant Bancorp Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses for loans held for investment (allowance or allowance for credit losses) totaled $85 million as of December 31, 2024. The allowance for credit losses is an estimate of life-of-loan losses for the Company’s loans held for investment. The allowance is a valuation account that is deducted from the carrying amount of loans held for investment.

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

The determination of the allowance involves a high degree of subjectivity from management and requires significant estimation of future economic scenarios, which management weights based on the Company’s economic outlook and relevant information about past events, current conditions, and reasonable and supportable forecasts. For commercial loans held for investment above $3 million, management estimates the LGD based on the Company’s own loss experience based on specific risk characteristics. Management estimates the LGD for commercial real estate loans based on vendor models using property and loan risk characteristics.

For smaller-balance homogeneous pooled loans with similar risk characteristics, management estimates the allowance based on models using observable inputs such as historical or average loss rates by year of loan origination (i.e., vintage) and prepayment considerations for future expected contractual loan outstanding balances. Management then adjusts the quantitative estimates of expected credit losses to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates using qualitative or environmental factors.

The estimation of the allowance for pools of loans that share similar risk characteristics involves inputs and assumptions, many of which are derived from vendor and internally developed models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable economic forecast scenarios, PD, LGD and prepayment rates. These specified inputs and assumptions require management to apply a significant amount of judgment and involves a high degree of estimation.

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
March 4, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Amerant Bancorp Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 4, 2025, expressed an unqualified opinion.

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

/s/ RSM US LLP

Fort Lauderdale, Florida
March 4, 2025

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$39,197	$47,234
Interest earning deposits with banks	519,853	242,709
Restricted cash	24,365	25,849
Other short-term investments	6,944	6,080
Cash and cash equivalents	590,359	321,872
Securities
Debt securities available for sale	1,437,170	1,217,502
Debt securities held to maturity, at amortized cost (estimated fair value of $204,945 in 2023)	—	226,645
Equity securities with readily determinable fair value not held for trading	2,477	2,534
Federal Reserve Bank and Federal Home Loan Bank stock	58,278	50,294
Securities	1,497,925	1,496,975
Loans held for sale, at lower of cost or fair value	—	365,219
Mortgage loans held for sale, at fair value	42,911	26,200
Loans held for investment, gross	7,228,411	6,873,493
Less: allowance for credit losses	84,963	95,504
Loans held for investment, net	7,143,448	6,777,989
Bank owned life insurance	243,547	234,972
Premises and equipment, net	31,814	43,603
Deferred tax assets, net	53,543	55,635
Operating lease right-of-use assets	100,028	118,484
Goodwill	19,193	19,193
Accrued interest receivable and other assets	178,966	256,185
Total assets	$9,901,734	$9,716,327
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,504,755	$1,426,919
Interest bearing	2,229,467	2,560,629
Savings and money market	1,885,928	1,610,218
Time	2,234,445	2,297,097
Total deposits	7,854,595	7,894,863
Advances from the Federal Home Loan Bank	745,000	645,000
Senior notes	59,843	59,526
Subordinated notes	29,624	29,454
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	106,071	123,167
Accounts payable, accrued liabilities and other liabilities	151,956	164,071
Total liabilities	9,011,267	8,980,259
Commitments and contingencies (Note 19)
Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 42,127,316 shares issued and outstanding (2023- 33,603,242 shares issued and outstanding)	4,214	3,361
Additional paid in capital	343,828	192,701
Retained earnings	582,231	610,802
Accumulated other comprehensive loss	(39,806)	(70,796)
Total stockholders' equity	890,467	736,068
Total liabilities and stockholders' equity	$9,901,734	$9,716,327
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest income
Loans	$505,484	$475,405	$293,210
Investment securities	67,291	54,860	41,413
Interest earning deposits with banks and other interest income	22,814	18,314	4,153
Total interest income	595,589	548,579	338,776

Interest expense
Interest bearing demand deposits	62,719	62,551	15,118
Savings and money market deposits	62,410	42,356	11,808
Time deposits	105,780	78,829	22,124
Advances from the Federal Home Loan Bank	29,303	28,816	15,092
Senior notes	3,767	3,766	3,766
Subordinated notes	1,444	1,445	1,172
Junior subordinated debentures	4,206	4,345	3,030
Securities sold under agreements to repurchase	3	7	1
Total interest expense	269,632	222,115	72,111
Net interest income	325,957	326,464	266,665
Provision for credit losses	60,460	61,277	13,945
Net interest income after provision for credit losses	265,497	265,187	252,720

Noninterest income
Deposits and service fees	20,156	19,376	18,592
Brokerage, advisory and fiduciary activities	17,984	17,057	17,708
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	1,617	40,084	10,678
Loan level derivative income	7,044	4,580	10,360
Change in cash surrender value of bank owned life insurance	9,280	5,173	5,406
Cards and trade finance servicing fees	5,514	3,067	2,276
Derivative (losses) gains, net	(196)	28	455
Securities losses, net	(76,855)	(10,989)	(3,689)
Gain on sale of Houston Franchise	12,636	—	—
Other noninterest income	12,729	9,120	5,491
Total noninterest income	9,909	87,496	67,277

Noninterest expense
Salaries and employee benefits	137,082	133,506	123,510
Occupancy and equipment	27,127	27,843	27,393
Professional and other services fees	51,088	34,569	22,142
Telecommunication and data processing	12,223	15,485	14,735
Advertising expenses	14,492	12,811	11,620
Loan level derivative expense	2,420	1,910	8,146
Contract termination costs	—	1,550	7,103
FDIC assessments and insurance	11,575	10,601	6,598
Depreciation and amortization	6,600	6,842	5,883
Other real estate owned and repossessed assets expense, net	4,837	2,092	3,408
Losses on loans held for sale carried at the lower of cost or fair value	13,900	43,057	159
Other operating expenses	18,146	21,089	10,716
Total noninterest expenses	299,490	311,355	241,413
(Loss) income before income tax benefit (expense)	(24,084)	41,328	78,584
Income tax benefit (expense)	8,332	(10,539)	(16,621)
Net (loss) income before attribution of noncontrolling interest	(15,752)	30,789	61,963
Noncontrolling interest	—	(1,701)	(1,347)
Net (loss) income attributable to Amerant Bancorp Inc.	$(15,752)	$32,490	$63,310
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Other comprehensive income (loss), net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(19,531)	$9,357	$(97,151)
Net unrealized holding gains (losses) on cash flow hedges arising during the period	230	(15)	220
Reclassification adjustment for items included in net income	50,291	497	1,079
Other comprehensive income (loss)	30,990	9,839	(95,852)
Comprehensive income (loss)	$15,238	$42,329	$(32,542)

(Loss) Earnings Per Share (Note 23)
Basic (Loss) earnings per common share	$(0.44)	$0.97	$1.87
Diluted (Loss) earnings per common share	$(0.44)	$0.96	$1.85

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2024

	Common Stock		Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders' Equity
	Shares Outstanding	Issued Shares - Par Value
(in thousands, except share data)	Class A	Class A		Treasury Stock
Balance at December 31, 2021	35,883,320	$3,589	$262,510	$—	$553,167	$15,217	$834,483	$(2,610)	$831,873
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	—	(13,872)	—	(13,872)	—	(13,872)
Repurchase of Class A common stock	(2,255,005)	—	—	(72,060)	—	—	(72,060)	—	(72,060)
Transfer of subsidiary shares from noncontrolling interest	—	—	(1,867)	—	—	—	(1,867)	1,867	—
Treasury stock retired	—	(226)	(71,834)	72,060	—	—	—	—	—
Restricted stock issued	175,601	18	(18)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	33,349	3	(3)	—	—	—	—	—	—
Restricted stock surrendered	(17,768)	(2)	(1,061)	—	—	—	(1,063)	—	(1,063)
Restricted stock forfeited	(39,673)	(4)	4	—	—	—	—	—	—
Stock issued for employee stock purchase plan	35,337	4	1,175				1,179		1,179
Stock-based compensation expense	—	—	5,788	—	—	—	5,788	—	5,788
Dividends Paid	—	—	—	—	(12,230)	—	(12,230)	—	(12,230)
Net income attributable to Amerant Bancorp Inc	—	—	—	—	63,310	—	63,310	—	63,310
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,347)	(1,347)
Other comprehensive loss	—	—	—	—	—	(95,852)	(95,852)	—	(95,852)
Balance at December 31, 2022	33,815,161	$3,382	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(259,853)	—	—	(4,933)	—	—	(4,933)	—	(4,933)
Treasury stock retired	—	(26)	(4,907)	4,933	—	—	—	—	—
Restricted stock issued	10,440	1	(1)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	65,526	7	(7)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	10,621	1	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(53,607)	(5)	(1,422)	—	—	—	(1,427)	—	(1,427)
Restricted stock forfeited	(41,973)	(4)	4	—	—	—	—	—	—
Stock issued for employee stock purchase plan	56,927	5	1,357	—	—	—	1,362	—	1,362
Stock-based compensation expense	—	—	6,775	—	—	—	6,775	—	6,775
Dividends Paid	—	—	—	—	(12,063)	—	(12,063)	—	(12,063)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	32,490	—	32,490	—	32,490
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,701)	(1,701)
Transfer of subsidiary shares from noncontrolling interest	—	—	(3,791)	—	—	—	(3,791)	3,791	—
Other comprehensive income	—	—	—	—	—	9,839	9,839	—	9,839
Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068	$—	$736,068
Repurchase of Class A common stock	(344,326)	—	—	(7,556)	—	—	(7,556)	—	(7,556)
Common stock issuance	8,684,210	868	154,882	—	—	—	155,750	—	155,750
Treasury stock retired	—	(34)	(7,522)	7,556	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	138,027	14	(14)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(105,173)	(11)	(2,376)	—	—	—	(2,387)	—	(2,387)
Restricted Stock forfeited	(29,342)	(3)	3	—	—	—	—	—	—
Stock issued for employee stock purchase plan	55,407	6	1,120	—	—	—	1,126	—	1,126
Stock-based compensation expense	—	—	5,047	—	—	—	5,047	—	5,047
Dividends Paid	—	—	—	—	(12,819)	—	(12,819)	—	(12,819)
Net loss attributable to Amerant Bancorp Inc.	—	—	—	—	(15,752)	—	(15,752)	—	(15,752)
Other comprehensive income	—	—	—	—	—	30,990	30,990	—	30,990
Balance at December 31, 2024	42,127,316	$4,214	$343,828	$—	$582,231	$(39,806)	$890,467	$—	$890,467
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net (loss) income before attribution of noncontrolling interest	$(15,752)	$30,789	$61,963
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Provision for credit losses	60,460	61,277	13,945
Net premium amortization on securities	4,563	4,850	8,537
Depreciation and amortization	6,600	6,842	5,883
Stock-based compensation expense	5,047	6,775	5,788
Losses on loans held for sale carried at the lower of cost or fair value	13,900	43,057	159
Loans on sale of repossessed assets	—	2,649	—
Impairment on investment carried at cost	—	1,963	—
Change in cash surrender value of bank owned life insurance	(9,280)	(5,173)	(5,406)
Securities losses, net	76,855	10,989	3,689
Derivative losses (gains), net	196	(28)	(455)
(Gain) loss on sale of loans, net	(8,140)	(4,355)	320
Gain on sale of Houston Franchise	(12,636)	—	—
Losses on loans held for sale carried at the lower of cost or fair value	—	—	—
Deferred taxes and others	165	(5,508)	4,998
Gain on early extinguishment of advances from the FHLB, net	(1,617)	(40,084)	(10,678)
Proceeds from sales and repayments of mortgage loans originated for sale (at fair value)	380,810	286,504	143,082
Originations and purchases of mortgage loans originated for sale (at fair value)	(419,145)	(343,524)	(286,715)
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	3,776	(34,449)	(15,348)
Account payable, accrued liabilities and other liabilities	(3,608)	4,147	21,078
Net cash provided by (used in) operating activities	82,194	26,721	(49,160)

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(735,610)	(264,094)	(266,667)
Held to maturity	—	—	(140,028)
Federal Home Loan Bank and Federal Reserve Bank stock	(51,034)	(83,119)	(38,044)
Equity securities with readily determinable fair value not held for trading	—	(2,500)	(12,656)
	(786,644)	(349,713)	(457,395)
Maturities, sales, calls, paydowns and redemptions of investment securities:
Available for sale	694,080	104,191	246,394
Held to maturity	9,622	14,718	15,354
Federal Home Loan Bank and Federal Reserve Bank stock	43,050	88,400	29,964
Equity securities with readily determinable fair value not held for trading	—	11,168	252
	746,752	218,477	291,964
Proceeds from surrender of bank owned life insurance	62,741	—	—
Net increase in loans	(1,062,783)	(509,687)	(1,311,608)
Proceeds from loan portfolio sales	543,146	109,224	84,029
Purchase of bank owned life insurance	—	(65,015)	—
Net cash transferred on sale of Houston Franchise	(73,912)	—	—
Purchases of premises and equipment and others	(7,401)	(10,933)	(10,629)
Proceeds from sales of premises and equipment	205	535	—
Proceeds from sales of repossessed assets and other real estate owned	—	2,464	6,393
Cash paid in business acquisition, net	—	(1,970)	—
Proceeds from bank owned life insurance death benefit	1,232	—	—
Net cash used in investing activities	(576,664)	(606,618)	(1,397,246)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	256,946	281,822	1,022,913
Net increase in time deposits	270,595	568,842	390,415
Proceeds from advances from the Federal Home Loan Bank	1,462,500	1,955,000	1,130,000
Repayments of advances from the Federal Home Loan Bank	(1,360,883)	(2,176,977)	(1,024,322)
Proceeds from issuance of subordinated notes, net of issuance costs	—	—	29,146
Repurchase of common stock - Class A	(7,556)	(4,933)	(72,060)
Dividends paid	(12,819)	(12,063)	(12,230)
Net proceeds from issuance of common stock	155,750	—	—
Disbursements arising from stock based compensation, net	(1,576)	(523)	(1,063)
Net cash provided by financing activities	762,957	611,168	1,462,799
Net increase in cash and cash equivalents and restricted cash	268,487	31,271	16,393

Cash and cash equivalents and restricted cash
Beginning of period	321,872	290,601	274,208
End of period	$590,359	$321,872	$290,601

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid:
Interest	$272,308	$211,769	$67,295
Income taxes	4,861	24,966	27,537
Right-of-use assets obtained in exchange for new lease obligations	2,790	12,001	8,887
Noncash investing activities:
Surrender of bank owned life insurance receivable from former insurance carrier	—	63,628	—
Mortgage loans held for sale (at fair value) transferred to loans held for investment	29,866	98,918	96,233
Loans held for sale (at lower cost or fair value) transferred to loans held for investment	—	—	65,802
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	568,328	449,563	—
Transfer from debt securities held to maturity to debt securities available for sale	216,560	—	—
Premises and equipment transferred to other assets	11,405	—	—
Right-of-use assets transferred to other assets	15,368
Operating lease liability transferred to other liabilities	15,520
Loans transferred to other assets	3,409	26,534	—

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, FL. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Atlanta (“Federal Reserve ”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank is a national bank subject to regulation and regular examinations by the Office of the Comptroller of the Currency (“OCC”). The Bank has two operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) and Amerant Mortgage, LLC (“Amerant Mortgage”), a mortgage lending company domiciled in Florida (“Amerant Mortgage”).

Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”) is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of the end of the fourth quarter of 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in 2025, once regulatory approval from the applicable regulatory agency is received.

The Bank has been serving the communities in which it operates for over 40 years. The Bank has 19 Banking Centers, including 18 located in South Florida, and one in Tampa, FL. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s operating subsidiary Amerant Investments. Amerant Mortgage offers a full complement of residential lending solutions including conventional, government, construction, Jumbo loans, and other residential lending product offerings. The Company’s main activities are concentrated in its primary markets, with domestic customers located within those markets, and with international customers mainly located in Latin America. The Company does not have any significant concentrations to any one customer.

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

The Company’s Class A common stock, par value $0.10 per common share (the “Common Stock”) was listed and traded on The Nasdaq Stock Market LLC (“Nasdaq”) Global Select Market under the symbol “AMTB” until August 28, 2023. On August 3, 2023, the Company provided written notice to Nasdaq of its determination to voluntarily withdraw the principal listing of the Company’s Common Stock from Nasdaq and transfer the listing of the Common Stock to the New York Stock Exchange (“NYSE”). The Company’s Common Stock listing and trading on Nasdaq ended at market close on August 28, 2023, and trading commenced on the NYSE at market open on August 29, 2023 where it continues to trade under the stock symbol “AMTB”.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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

Sale of Houston Banking Operations

On April 16, 2024, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MidFirst Bank (“MidFirst”) pursuant to which MidFirst purchased certain assets and assumed certain liabilities (the “Houston Sale Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area (collectively, the “Branches”). Pursuant to the terms of the Purchase Agreement, MidFirst agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches, as well as 45 team members. On July 30, 2024, regulatory approval for the Houston Sale Transaction was received. The Houston Sale Transaction closed on November 8, 2024.

The purchase price for the purchased assets was computed as the sum of: (a) $13.0 million (the “Deposit Premium”), provided that, if the balance of non-interest checking deposits included in deposits or the total balance of deposits (excluding insured cash sweep deposits) decreased by more than 15% between March 13, 2024 and the closing date, then the Deposit Premium should be equal to the sum of (i) 9.50% of the average daily balance of non-interest checking deposits included in deposits, (ii) 1.85% of the average daily balance of deposits other than non-interest checking deposits, insured cash sweep deposits and time deposits included in deposits, (iii) 0.25% of the average daily balance of insured cash sweep deposits included in Deposits, and (iv) 0.50% of the average daily balance of time deposits included in deposits, with the average daily balance in each case being for the 30-day period ending on the fifth business day prior to closing, provided further, that the Deposit Premium should in no event be lower than $9.25 million, (b) the aggregate amount of cash on hand as of the closing date, (c) the aggregate net book value of all assets being assumed (excluding cash on hand, real property and accrued interest with respect to the loans to be acquired), (d) the appraised value of the real property to be acquired, and (e) accrued interest with respect to the loans to be acquired. The purchase price was subject to a customary post-closing adjustment based on

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
the delivery within 30 calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount. The final Deposit Premium was $12.5 million.

The below table shows detailed information about assets and liabilities sold as part of the Houston Sale Transaction:

(in thousands)
Assets sold
Cash	$994
Loans	473,901
Accrued interest receivable and other assets (1)	21,679
Total assets sold	$496,574
Liabilities sold
Noninterest bearing demand deposits (2)	$66,631
Interest bearing demand deposits	54,627
Savings and money market	113,305
Time deposits	333,247
Total deposits	567,810
Total other liabilities (3)	12,749
Total liabilities sold	$580,559
Net liabilities sold	(83,985)
Deposit premium received	12,500
Less: receivable from Midfirst	(1,873)
Less: other payments to Midfirst	(554)
Net cash transferred to Midfirst	(73,912)

__________________
(1) Includes premises and equipment for $7.8 million, operating lease right-of-use assets for $6.4 million, $5.1 million in derivative assets and other assets for $2.3 million.
(2)Includes $6.8 million in escrow accounts.
(3)Includes operating lease liabilities for $7.1 million, $5.1 million in derivative liabilities and 0.5 million in accrued interest payable.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The Company recorded non-routine expense items in 2024 in connection with the Houston Sale Transaction totaling approximately $8.1 million as follows: (i) $3.4 million in market value adjustments based on third party appraisals for two banking centers that were owned; (ii) $3.1 million in legal, broker fees and other costs, including a loan valuation allowance; and (iii) $0.3 million in intangible asset write-off. These charges were partially offset by a $4.4 million release in credit reserves after transferring the loans to held for sale.

Restructuring Activities
In 2021, the Bank entered into a new multi-year outsourcing agreement with a recognized third party financial technology services provider (the “Financial Technology Services Agreement”). Under the terms of this agreement, we transitioned our core data processing platform and other applications from previous software vendors to those offered by this third party financial technology service provider in the fourth quarter of 2023. This agreement is expected to allow the Bank to achieve greater operational efficiencies and deliver more advanced solutions and services to our customers. Effective January 1, 2022, there were 80 employees who are no longer working for the Company as a result of this new agreement.

Contract termination Costs

There were no contract termination costs in 2024. In connection with the implementation of the Financial Technology Services Agreement, the Company recorded estimated contract termination and related costs of approximately of $1.6 million and $7.1 million in 2023 and 2022, respectively. The Company does not expect to incur significant contract termination costs in the future in connection with the implementation of this agreement.

Other Restructuring Costs

There were no other restructuring costs in 2024.

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

In 2024, 2023 and 2022 the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in 2024, 2023 and 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
See Note 18-Stockholders’ Equity for details on all stock repurchases.
Dividends. In January 2025, and each of the four quarters of 2024, 2023 and 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. See Note 18-Stockholders’ Equity for details on all dividends declared.
Wholly-owned Subsidiaries Mergers
On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). In connection with the Amerant Florida Merger, the Company assumed all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the five trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger had no impact to the Company’s consolidated financial condition and results of operations. See Note 11- Junior Subordinated Debentures Held By Trust Subsidiaries for additional information on the common capital securities issued by the five trust subsidiaries, and the junior subordinated debentures.

Changes in Ownership Interest in Amerant Mortgage
At December 31, 2024 and 2023, the Company had an ownership interest of 100% in Amerant Mortgage, respectively. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. This transaction had no material impact to the Company’s results of operations in the year ended December 31, 2023. In connection with the change in ownership interest, which brought the noncontrolling interest share of equity to zero, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital as of that date.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Business Acquisition
On January 13, 2023 (the “ 2023 Acquisition Date”), Amerant Mortgage completed the acquisition of certain assets and the assumption of certain liabilities of F&B Acquisition Group LLC (“F&B”), including access to an assembled workforce and other identifiable intangibles which collectively constituted a business (the “F&B Acquisition.”) The F&B Acquisition was recorded as a business acquisition using the acquisition method of accounting. The purchase price of approximately $2.0 million was paid in cash and included the fair value of certain loans held for sale of $1.0 million. Upon completion of the purchase price allocation in the fourth quarter of 2023, the Company determined there was no contingent consideration required to be included as part of purchase price. The Company recorded goodwill of $1.0 million, which represented the excess of the initial purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed.

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

Amerant SPV Investments

The Company, through Amerant SPV, has invested in equity and non-equity instruments issued by Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. In connection with the equity investment, in November 2021, Gerald P. Plush, our Company’s Chairman, President & CEO, was appointed to Marstone’s Board of Directors as one of its seven individual members. In July 2023, the Company’s Chief Operating Officer replaced Mr. Plush in the role, and does not have individual power to control or direct the operations of Marstone. The Company’s equity investment in Marstone represents less than 5% of its voting power. In addition, the Company considers it does not have a variable interest in Marstone. At December 31, 2024 and 2023, the Company’s investments in Marstone include equity investments of $2.6 million and $0.5 million, respectively. At December 31, 2023, the Company had non-equity investments of $1.6 million. The Company had no non-equity investments in Marstone at December 31, 2024. In 2023, the Company recorded an impairment charge of $2.0 million related to its equity investments in Marstone.

In October 2021, the Company invested $2.5 million in an equity instrument issued by Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers working capital financing solutions. This equity investment represents less than 5% of Raistone’s voting power. In addition, the Company considers it does not have a variable interest in Raistone. There were no additional investments in Raistone in 2024, 2023 and 2022.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “JAM FINTOP Fund”), with an initial commitment of approximately $5.4 million that may be expanded to $9.8 million should the JAM FINTOP Fund increase to its maximum target size of $200 million. Initially, the JAM FINTOP Fund will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments, and exchanges. As a strategic lead investor in the JAM FINTOP Fund, the Company expects to have access and become an early adopter of this transformational technology. At December 31, 2024 and 2023 the investment in the JAM FINTOP Fund amounted to $2.6 million and $1.4 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
In May 2023, the Company became an investor in the Black Dragon Fund (“Black Dragon”). At December 31, 2024 and 2023, the investment in Black Dragon amounted to $1.0 million.
These investments in Marstone, Raistone, Black Dragon and the JAM FINTOP Fund are recorded at their original cost and are included in the Company’s consolidated balance sheet in other assets. The Company reviews these investments periodically for deterioration. At December 31, 2024, 2023 and 2022, other than the impairment charge discussed above in connection with the Company's investments in Marstone, the Company considers these investments are not deteriorated and did not record an impairment charge as a result.
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
December 31, 2024, 2023 and 2022
b) Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies
The following is a description of the significant accounting policies and practices followed by the Company in the preparation of the accompanying consolidated financial statements. These policies conform with generally accepted accounting principles in the United States (GAAP).
Segment Reporting
The Company is managed using a single segment concept, on a consolidated basis, as one reportable business segment. See Note 25- Segment Reporting for more information.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates whether it has a controlling financial interest in an entity in the form of a variable-interest entity, or a voting interest entity.
Non-Controlling Interest
Prior to December 31, 2023, the Company records net loss attributable to noncontrolling interests in its consolidated statement of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets and separately as net loss attributable to non-controlling interests on the consolidated statement of operations and comprehensive income (loss). Effective as of December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary and, as result, the Company recorded no noncontrolling interest in its consolidated financial statements as of December 31, 2024 and 2023, and the year ended December 31, 2024. In the years ended December 31, 2023 and 2022, the Company recorded noncontrolling interests in its consolidated statement of operations equal to the percentages of the economic or ownership interest retained during those periods. In connection with the change in ownership interest as of December 31, 2023, which brought the minority interest share to zero at that date, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
In 2023 and 2022, noninterest expenses include $1.6 million and $7.1 million, respectively, of estimated contract termination costs associated with third party vendors resulting from the Company’s transition to our new technology provider. Contract termination costs represent estimated expenses to terminate contracts before the end of their terms, and are recognized when the Company terminates a contract in accordance with its terms, generally considered the time when the Company gives written notice to the counterparty within the notification period contractually established, or when the Company determines that it no longer derives economic benefits from the contracts. Contract termination costs also include expenses associated with the abandonment of existing capitalized projects which are no longer expected to be completed as a result of a contract termination. Changes to initial estimated expenses to terminate contracts resulting from revisions to timing or the amount of estimated cash flows are recognized in the period of the changes. There were no contract termination costs in the year ended December 31, 2024.
Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Unvested shares of restricted stock, restricted stock units and performance stock units outstanding during the period are excluded from the basic earnings per share computation.
Diluted net income per common share reflects the number of additional common stock that would have been outstanding if the dilutive potential common stock had been issued. Dilutive potential common stock consist of unvested shares of restricted stock, restricted stock units and performance stock units outstanding during the period. The dilutive effect of potential common stock is calculated by applying the treasury stock method. The latter assumes dilutive potential common stock are issued and outstanding and the proceeds from the exercise, are used to purchase common stock at the average market price during the period. The difference between the numbers of dilutive potential common stock issued and the number of shares purchased is included as incremental shares in the denominator to compute diluted net income per common stock. Dilutive potential common stock are excluded from the diluted earnings per share computation in the period in which the effect is anti-dilutive, such as when there are net losses from operations.
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
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022

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
In 2023 and 2022, salaries and employment benefits include $4.0 million and $3.0 million, respectively, of severance expenses mainly in connection with the Company’s restructuring activities. In 2024, there was no significant severance expense in connection with these activities.
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
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. Effective March 26, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirements ratios to zero percent. Therefore, there were no minimum reserve balances required at December 31, 2024 and 2023.
The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the FDIC.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Securities
The Company classifies its investments in securities as debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Securities classified as debt securities held to maturity are securities the Company has both the ability and intent to hold until maturity and are carried at amortized cost. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2024 and 2023, securities receivables included in other assets amounted to $0.9 million and $0.8 million, respectively. At December 31, 2024 and 2023, securities payable related to purchases pending settlement and included in other liabilities amounted to $0.3 million.

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
December 31, 2024, 2023 and 2022

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
Loans Held for Investment
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans, or CRE loans, (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the loans unamortized costs reduced by an allowance for credit losses if any. The unamortized cost of a loan consists of its unpaid principal balance, unamortized premiums, discounts and deferred loan origination fees and costs, net of amounts previously charged off. Unamortized premiums, discounts and deferred loan origination costs, including premiums or discounts paid on loan purchases, amounted to $0.9 million and $11.2 million at December 31, 2024 and 2023, respectively.

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
December 31, 2024, 2023 and 2022

Allowance for Credit Losses (ACL)
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
December 31, 2024, 2023 and 2022

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

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectible. These loans are considered uncollectible when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk and credit monitoring grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) when loans are evaluated individually and the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) when closed-end retail loans become past due 90 days (120 days previously) or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.
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
December 31, 2024, 2023 and 2022

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

Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. Right-of-use assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate based on the appropriate term and information available at commencement date in determining the present value of lease payments, unless an implicit rate is defined in the contract or is determinable, which is generally not the case. Leases are classified as financing or operating leases at commencement; generally, leases are classified as finance leases when effective control of the underlying asset is transferred. All the leases under which the Company is lessee are classified as operating leases. For operating leases, lease cost is recognized in earnings on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred. Sublease income is recognized as a reduction to lease cost over a straight line basis over the lease terms.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans (“MSRs”), either when the mortgage loans are sold to third parties and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. These MSRs are initially recorded at fair value. The Company has elected to subsequently measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive (loss) income. At December 31, 2024 and 2023, MSRs totaled $1.5 million and $1.4 million, respectively.
Bank Owned Life Insurance
BOLI policies are recorded at the cash surrender value of the insurance contracts, which represent the amount that may be realizable under the contracts, at the consolidated balance sheet dates. Changes to the cash surrender value are recorded as other noninterest income in the consolidated statements of operations.
Other Real Estate Owned and Repossessed Assets
The Company, from time to time, receives other real estate property, or OREO, and non-real estate repossessed assets, in full or partial satisfaction of its loans. OREO and non-real estate repossessed assets are recorded at the fair value of the asset less the estimated cost to sell, and the loan amount reduced for the remaining balance of the loan. The amount by which the cost basis in the loan exceeds the fair value (net of estimated cost to sell) of the asset is charged to the ACL. Upon transfer to OREO and repossessed assets, the fair value less cost to sell becomes the new cost basis for the asset. Subsequent declines in the fair value of the assets below the new cost basis are recorded through the use of a valuation allowance. The fair value of OREO is generally based upon recent appraisal values of the property, less cost to sell. The fair value of non-real estate repossessed assets is generally provided by third parties based on their assumptions and quoted market prices for similar assets, when available. At December 31, 2024 and 2023, the Company had OREO totaling $18.1 million and $20.2 million, respectively, and is reported on the consolidated balance sheet in other assets. In 2023, the Company repossessed and sold non-real estate assets with a carrying value of $6.4 million and realized a loss on sale of approximately $2.6 million.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Goodwill
Goodwill primarily represents the excess of consideration paid over the fair value of the net assets acquired in transactions recorded as business combinations. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount which includes goodwill (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, then an impairment loss exists and is recognized in an amount equal to that excess, limited to the total amount of goodwill. At December 31, 2024, goodwill was considered not impaired and, therefore, no impairment charges were recorded in 2024. In 2023, the Company determined that goodwill related to its subsidiaries Amerant Mortgage and the Cayman Bank was impaired and, therefore, recorded a goodwill impairment charge of $1.3 million in 2023.
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
December 31, 2024, 2023 and 2022

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

Reclassifications
In 2024 and 2023, OREO and repossessed assets, net expense is presented separately in the Company’s consolidated statement of operations and comprehensive income (loss). OREO and repossessed assets expense includes expenses and revenue (rental income) from the operation of foreclosed property/assets as well as fair value adjustments and gains/losses from the sale of OREO and repossessed assets. In 2022, while OREO valuation expense was presented separately, all other OREO-related expenses were presented as part of other operating expenses in the Company’s consolidated statement of operations and comprehensive income (loss).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022

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

New Guidance for Segment Reporting
In November 2023, the FASB issued new guidance to improve disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments require entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under FASB ASC Topic 280 in interim periods. Also, this guidance clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2024 which resulted in additional disclosures about the Company operating as a single segment; there were no other impacts to the Company's consolidated financial statements upon adoption of this new guidance as of December 31, 2024. See Note 25- Segment Information for more details.

Issued and Not Yet Adopted
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
December 31, 2024, 2023 and 2022

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
2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At December 31, 2024 and 2023 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $520 million and $243 million, respectively. At December 31, 2024 and 2023 the average interest rate on these deposits was approximately 5.31% and 5.64%, respectively. These deposits have no stated maturity dates.
As of December 31, 2024 and 2023, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, the Company held $6.9 million and $6.1 million, respectively with an average yield of 5.07% and 4.80% related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At December 31, 2024 and 2023, the Company had restricted cash balances of $24.4 million and $25.8 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the bank, to repay according to margin requirements. At December 31, 2024 and 2023, this obligation was $23.5 million and $25.0 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
3.Securities
a) Debt Securities
In 2024, the Company changed the presentation of its debt securities by type to provide more granular information on the nature of its investments in debt securities. This includes, among other things, new tabular information on mortgage-backed securities (“MBS”). Investments in debt securities by type as of December 31, 2023 have been reclassified for comparative purposes.
Debt securities available for sale
Amortized cost, allowance for credit losses and approximate fair values of debt securities available for sale at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Treasury Securities	$1,932	$1	$—	$—	$1,933
U.S. Government agency and sponsored enterprise residential MBS	1,310,419	758	(48,537)	—	1,262,640
U.S. Government agency and sponsored enterprise commercial MBS	148,338	137	(5,937)	—	142,538
U.S. Government agency and sponsored enterprise obligations	17,060	10	(388)	—	16,682
Non-agency commercial MBS(1)	12,517	—	(725)	—	11,792
Municipal Bonds (2)	1,732	—	(147)	—	1,585
Total debt securities available for sale (3)	$1,491,998	$906	$(55,734)	$—	$1,437,170
__________________
(1)Issued by a financial institution.
(2)Includes MBS securities with a fair value of $1.6 million and amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $5.7 million as of December 31, 2024, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$908,358	$2,672	$(68,160)	$—	$842,870
Corporate bonds (1)	272,664	—	(23,082)	—	249,582
U.S. Government agency and sponsored enterprise commercial MBS	87,111	545	(7,030)	—	80,626
U.S. Government agency and sponsored agency obligations	25,129	13	(554)	—	24,588
Non-agency commercial MBS (2)	12,553	—	(1,333)	—	11,220
U.S. treasury securities	1,998	—	(7)	—	1,991
Municipal bonds (3)	1,731	—	(63)	—	1,668
Collateralized loan obligations	5,000	—	(43)	—	4,957
Total debt securities available for sale (4)	$1,314,544	$3,230	$(100,272)	$—	$1,217,502
________________
(1)Includes securities issued by financial institutions with a total fair value of $186.9 million and amortized cost of $206.3 million.
(2)Issued by a financial institution.
(3)Includes MBS securities with a fair value and amortized cost of $1.7 million.
(4)Excludes accrued interest receivable of $6.7 million as of December 31, 2023, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2023.

There were no investments in foreign corporate bonds available for sale as of December 31, 2024. The Company had investments in foreign corporate bonds available for sale, primarily in Canada, of $10.5 million at December 31, 2023. At December 31, 2024 and 2023, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate bonds available for sale are denominated in U.S. Dollars.
In the years ended December 31, 2024, 2023 and 2022, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Years Ended December 31
(in thousands)	2024	2023	2022
Proceeds from sales, redemptions and calls of debt securities available for sale	$560,872	$4,069	$61,399

Gross realized gains	—	—	73
Gross realized losses	(14,988)	(10,823)	(2,522)
Realized (loss) gain, net	$(14,988)	$(10,823)	$(2,449)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	133	$717,487	$(13,555)	324	$407,841	$(34,982)	$1,125,328	$(48,537)
Non-agency commercial MBS	—	—	—	1	11,792	(725)	11,792	(725)
U.S. Government agency and sponsored enterprise commercial MBS	13	63,468	(1,261)	30	64,606	(4,676)	128,074	(5,937)
U.S. Government agency and sponsored enterprise obligations	2	228	(1)	47	15,982	(387)	16,210	(388)
Municipal Bonds	—	—	—	3	1,585	(147)	1,585	(147)
	148	$781,183	$(14,817)	405	$501,806	$(40,917)	$1,282,989	$(55,734)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	18	$82,893	$(276)	406	$566,140	$(67,884)	$649,033	$(68,160)
Non-agency commercial MBS	—	—	—	1	11,220	(1,333)	11,220	(1,333)
Corporate bonds	2	3,992	(13)	58	245,590	(23,069)	249,582	(23,082)
U.S. Government agency and sponsored enterprise commercial MBS	1	5,505	(48)	27	54,154	(6,982)	59,659	(7,030)
Municipal bonds	—	—	—	3	1,668	(63)	1,668	(63)
U.S. Government agency and sponsored agency obligations	—	—	—	53	23,970	(554)	23,970	(554)
U.S. treasury securities	1	1,991	(7)	—	—	—	1,991	(7)
Collateralized Loan Obligations	1	4,957	(43)	—	—	—	4,957	(43)
	23	$99,338	$(387)	548	$902,742	$(99,885)	$1,002,080	$(100,272)

Upon successfully completing the Public Offering, the Company initiated the Securities Repositioning aimed at improving yields, increasing liquidity and de-risking the securities portfolio. As part of this strategy, in the third quarter of 2024, the Company: (i) transferred at their fair value (which was below their amortized cost basis) all of the debt securities previously classified as held to maturity and carried at amortized cost to the debt securities available for sale category; (ii) sold all of the Company’s investments in subordinated debt securities, included in corporate bonds, which resulted in a pre-tax loss on sale of approximately $6.7 million in the third quarter of 2024; and (iii) decided to sell all other corporate bonds. In addition, as a result of its decision to sell all debt securities available for sale (including those previously classified as held to maturity) which had accumulated unrealized losses and met the criteria for inclusion in the Securities Repositioning, the Company recorded a pre-tax impairment loss totaling approximately $61.8 million on debt securities available for sale, and resulted in a write down of their previous amortized cost to their estimated fair value as of September 30, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million as a result of the subsequent decline in fair market value of the securities.

There were no debt securities available for sale held by the Company considered delinquent on contractual payments as of December 31, 2024 and 2023, nor were there any securities placed on non-accrual status during the year ended December 31, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At December 31, 2024 and 2023, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities is attributable to changes in interest rates and securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of December 31, 2024 and 2023.

Corporate Bonds

At December 31, 2022, the Bank had one corporate debt security held for sale (the “Signature Bond”) issued by Signature Bank, N.A. (“Signature”), with a fair value of $9.1 million and unrealized loss of $0.9 million. At December 31, 2022, the Signature Bond was in an unrealized loss position for less than one year. On March 12, 2023, Signature was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC, as receiver, announced that shareholders and certain unsecured debt holders will not be protected. On March 27, 2023, the Bank sold the Signature Bond in an open market transaction and realized a pretax loss on sale of approximately $9.5 million which is recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

In May 2023, the Company sold a portion of its investment in a corporate bond held for sale issued by a financial institution, to reduce single point exposure. The Company had proceeds of $0.8 million and realized a pre-tax loss of $1.2 million in connection with this transaction. This loss was recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

At December 31, 2023, the Company had no intent to sell its investments in corporate bonds available for sale and it was more likely than not that it would not be required to sell these investments before their anticipated recovery. The Company evaluates corporate bonds for credit losses, when required, by reviewing various qualitative and quantitative factors such as current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates, and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities had been attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of December 31, 2023. The Company had no corporate bonds available for sale at December 31, 2024.

Debt securities held to maturity
As a result of the Securities Repositioning, the Company did not have debt securities held to maturity as December 31, 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Amortized cost and approximate fair values of debt securities held to maturity as of December 31, 2023 are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Allowance for Credit Losses
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$199,164	$387	$(20,352)	$179,199	$—
U.S. Government agency and sponsored enterprise commercial MBS	27,481	—	(1,735)	25,746	—
Total debt securities held to maturity (1)	$226,645	$387	$(22,087)	$204,945	$—
_______________
(1)Excludes accrued interest receivable of $0.7 million as of December 31, 2023 which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2023.

The Company’s investment in debt securities held to maturity with unrealized losses aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2023 are summarized below:

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	—	$—	$—	38	$169,214	$(20,352)	$169,214	$(20,352)
U.S. Government agency and sponsored enterprise commercial MBS	—	—	—	8	25,746	(1,735)	25,746	(1,735)
	—	$—	$—	46	$194,960	$(22,087)	$194,960	$(22,087)

The Company evaluates all debt securities held to maturity quarterly to determine if any securities in an unrealized loss position require an ACL. The Company considers that all debt securities held to maturity issued or sponsored by the U.S. government are considered to be risk-free as they have the backing of the government. The Company did not have debt securities held to maturity as of December 31, 2024. As of December 31, 2023, the Company believed there were no current expected credit losses on these securities and, therefore, did not record an ACL on any of its debt securities held to maturity as of that date. The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of December 31, 2023, all debt securities held to maturity held by the Company were rated investment grade or higher.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Contractual maturities

Contractual maturities of debt securities at December 31, 2024 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$2,193	$2,192
After 1 year through 5 years	42,287	41,272
After 5 years through 10 years	55,040	52,584
After 10 years	1,392,478	1,341,122
	$1,491,998	$1,437,170
Actual maturities of debt securities available for sale may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.
b) Equity securities with readily available fair value not held for trading
As of December 31, 2024 and 2023, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair value of $2.5 million, which was purchased in the second quarter of 2023. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in 2024 and 2023.

In February 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged
As of December 31, 2024 and 2023, the Company had $135.7 million and $206.4 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	December 31, 2024	December 31, 2023
Real estate loans
Commercial real estate
Nonowner occupied	$1,678,473	$1,616,200
Multi-family residential	336,229	407,214
Land development and construction loans	483,210	300,378
	2,497,912	2,323,792
Single-family residential	1,528,080	1,466,608
Owner occupied	1,007,074	1,175,331
	5,033,066	4,965,731
Commercial loans	1,751,902	1,503,187
Loans to financial institutions and acceptances	170,435	13,375
Consumer loans and overdrafts	273,008	391,200
Total loans held for investment, gross (1)	$7,228,411	$6,873,493
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Loans to financial institutions and acceptances are granted mainly to non-depository financial institutions such as mortgage companies and other financial intermediaries. In addition, it includes a cash collateral loan to a depository institution. Loans in this portfolio segment are generally granted for terms not exceeding three years and on a secured basis under the terms of each credit agreement. Prior to approval, management also considers portfolio limits set forth in its programs and credit policies.

Single-family residential and consumer and other loans are retail open-end and closed-end credits extended to individuals and businesses secured by single-family residences in the U.S for business, household, family and other personal expenditures. Single-family and consumer loans include loans to individuals and businesses secured by personal residence, including first mortgage, home equity and home improvement loans as well as revolving credit card agreements. In addition, consumer and other loans, include purchased indirect lending loans we have purchased from time to time from third parties. Because these loans generally consist of a large number of relatively small-balance, homogeneous loans for each type, their risks are generally evaluated collectively. As of December 31, 2024 and 2023, the Company purchased $41.5 million and $26.5 million, respectively, in single-family residential loans. There were no purchases of indirect consumer loans in 2024 or 2023.

At December 31, 2024 and 2023, loans with an outstanding principal balance of $2.0 billion and $2.5 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts in the table above include loans held for investment under syndication facilities for approximately $393.7 million and $271.8 million at December 31, 2024 and 2023, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies. In addition, consumer loans and overdrafts in the table above include indirect consumer loans purchased totaling $82.9 million and $210.9 million at December 31, 2024 and 2023, respectively.

International loans included above were $40.7 million and $87.6 million at December 31, 2024 and 2023, respectively, mainly single-family residential loans. These loans are generally fully collateralized with cash, cash equivalents or other financial instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The age analysis of the loan portfolio by class as of December 31, 2024 and 2023 is summarized in the following table:

	December 31, 2024
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,678,473	$1,676,816	$361	$1,296	$—	$1,657
Multi-family residential	336,229	335,984	245	—	—	245
Land development and construction loans	483,210	479,091	4,119	—	—	4,119
	2,497,912	2,491,891	4,725	1,296	—	6,021
Single-family residential	1,528,080	1,512,536	2,816	4,668	8,060	15,544
Owner occupied	1,007,074	995,443	6,196	336	5,099	11,631
	5,033,066	4,999,870	13,737	6,300	13,159	33,196
Commercial loans	1,751,902	1,732,409	12,608	1,362	5,523	$19,493
Loans to financial institutions and acceptances	170,435	170,435	—	—	—	—
Consumer loans and overdrafts	273,008	269,761	1,984	1,255	8	3,247
	$7,228,411	$7,172,475	$28,329	$8,917	$18,690	$55,936

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Nonaccrual status
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Land development and construction loans	4,119	—	4,119	—
	4,119	—	4,119	—
Single-family residential	73	8,067	8,140	1,201
Owner occupied	21,710	1,481	23,191	837
	25,902	9,548	35,450	2,038
Commercial loans	46,822	17,750	64,572	2,033
Consumer loans and overdrafts	—	—	—	8
Total (1)	$72,724	$27,298	$100,022	$4,079
_____________

(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2024.

	December 31, 2023
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	8	—	8	—
Single-family residential	773	1,686	2,459	5,218
Owner occupied	3,693	129	3,822	—
	4,474	1,815	6,289	5,218
Commercial loans	3,669	18,280	21,949	857
Consumer loans and overdrafts	—	38	38	49
Total (1)	$8,143	$20,133	$28,276	$6,124
_____________

(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
b) Loans held for sale

(in thousands)	December 31, 2024	December 31, 2023
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Multi-family residential	—	309,612
Land development and construction loans	—	55,607
Total loans held for sale at the lower of fair value or cost	$—	$365,219

Mortgage loans held for sale at fair value
Land development and construction loans	10,768	12,778
Single-family residential	32,143	13,422
Total Mortgage loans held for sale, at fair value (1)	$42,911	$26,200
Total loans held for sale (2)	$42,911	$391,419
__________________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business
(2)Excludes accrued interest receivable.

In 2024, the Company transferred an aggregate of $497.3 million in loans held from investment to the loans held for sale category, in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2024, the Houston Sale Transaction closed and as result, the Company sold, at par, all loans held for sale carried at the lower of cost or fair value at the time of sale. The carrying value of the loans at the time of sale was approximately $473.9 million. In addition, in the fourth quarter of 2024, the Company decided to sell and sold business-purpose, investment property, residential mortgage loans with carrying value of $71.1 million . We recorded a loss on sale of $12.6 million including estimated transaction costs.

In the fourth quarter of 2023, the Company transferred an aggregate of $401 million in Houston-based CRE loans held for investment to the loans held for sale category, and recognized a valuation allowance of $35.5 million as a result of the fair value adjustment of these loans. In January 2024, the Company completed the sale of these loans for approximately $365.2 million. There was no material impact to the Company’s results of operations in 2024 as result of this transaction.

In 2023, the Company transferred one New York-based CRE loan held for investment to the loans held for sale category, and recognized a valuation allowance of $5.6 million as result of the fair value adjustment of this loan. Also in 2023, the Company sold this loan at the lower of fair value or cost of approximately $43.3 million, and recognized a loss on sale of $2.0 million in connection with this transaction. In 2022, the Company completed the sale of approximately $57.3 million in loans held for sale carried at the lower of fair value or cost related to the New York portfolio, at their par value.

c) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South and Central Florida, Tampa, and the greater Houston and New York City areas, especially the five New York City boroughs. At December 31, 2024, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston and other regions were $1.8 billion, $189.2 million, $221.8 million, $191.0 million and $121.1 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $40.4 million and $44.2 million as of December 31, 2024 and 2023, respectively. In 2024 and 2023, the Company reversed approximately $2.1 million and $0.9 million, respectively, of accrued interest receivable against interest income in connection with real estate and commercial loans placed in non-accrual status during the period. In 2022, the Company reversed accrued interest receivable on loans placed in non-accrual status during the year against interest income of approximately $0.9 million related to consumer loans and overdrafts and a total of $0.1 million related to real estate loans and commercial loans.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the years ended December 31, 2024 and 2023 are summarized in the following tables:

	December 31, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,876	$41,809	$—	$27,819	$95,504
(Reversal of) provision for credit losses - loans	(8,783)	49,140	—	17,263	57,620
Loans charged-off	(599)	(51,326)	—	(24,430)	(76,355)
Recoveries	174	5,109	—	2,911	8,194
Balances at end of the year	$16,668	$44,732	$—	$23,563	$84,963

	December 31, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses - loans	10,761	27,412	—	22,004	60,177
Loans charged-off	(10,418)	(21,395)	—	(28,052)	(59,865)
Recoveries	296	9,904	—	1,492	11,692
Balances at end of the year	$25,876	$41,809	$—	$27,819	$95,504

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
______________
(1) The Company adopted CECL effective as of January 1, 2022. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for details on the adoption of CECL.

The ACL decreased by $10.5 million, or 11.0% at December 31, 2024, compared to December 31, 2023. The ACL as a percentage of total loans held for investment was 1.18% at December 31, 2024 compared to 1.39% at December 31, 2023. The provision for credit losses on loans in 2024 was offset by net charge-offs. The $57.6 million provision for credit losses on loans includes $41.1 million to cover charge-offs, $16.7 million in new specific reserves for non-performing loans and $8.1 million due to loan composition and volume changes. These provision requirements were partially offset by a release of $3.9 million due to credit quality and macroeconomic factor updates and a $4.4 million release due to the Houston loan portfolio classification as held-for-sale.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment in the three years ended December 31, 2024:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2024	$4,997	$106,907	$—	$5,377	$117,281
2023	$34,409	$33,307	$—	$—	$67,716
2022	$11,566	$13,897	$—	$1,313	$26,776

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
The following table shows information about a new loan modification to a borrower experiencing financial difficultly in the year ended December 31, 2024.

	Year Ended December 31, 2024
	Term extension (1)
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable
Commercial Loans (2)	$9,437	0.34%
_____________
(1)This modification had the effect of extending the life of the loan by approximately 0.5 years (weighted average).
(2) Remained current and in nonaccrual status as of December 31, 2024.
The Company had no new loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023. There were no modified loans that defaulted in the years ended December 31, 2024 and 2023 and had been modified within 12 months preceding the payment default.
Troubled Debt Restructurings
As result of adoption of guidance related to CECL in 2022, the Company had no reportable balances related to TDRs as of and for the years ended December 31, 2024 and 2023. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.
During the year ended December 31, 2022, there were no loans that were modified and met the definition of a TDR. There were no charge-offs against the ACL as a result of these TDRs during 2022.
During the year ended December 31, 2022, there were no TDR loans that subsequently defaulted within the 12 months of restructuring.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of December 31, 2024 and 2023, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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
December 31, 2024, 2023 and 2022
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of December 31, 2024 and 2023:

	December 31, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$372,893	$145,462	$183,099	$373,673	$31,878	$448,365	$101,312	$1,656,682
Special Mention	—	—	—	—	—	361	—	361
Classified
Substandard	—	—	—	21,430	—	—	—	21,430
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	372,893	145,462	183,099	395,103	31,878	448,726	101,312	1,678,473

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	45,528	1,832	69,729	83,120	5,804	129,559	657	336,229
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	45,528	1,832	69,729	83,120	5,804	129,559	657	336,229

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	177,239	86,527	4,288	37,596	9,469	26,974	136,998	479,091
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	4,119	4,119
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	177,239	86,527	4,288	37,596	9,469	26,974	141,117	483,210

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	375,340	268,959	394,786	126,639	49,853	74,404	228,661	1,518,642
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	742	4,575	—	43	1,287	2,791	9,438
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	375,340	269,701	399,361	126,639	49,896	75,691	231,452	1,528,080

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	214,385	123,111	165,681	228,801	24,751	165,873	14,549	937,151
Special Mention	—	—	—	—	—	5,047	—	5,047
Classified
Substandard	—	49,449	9,951	992	—	1,874	2,610	64,876
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	214,385	172,560	175,632	229,793	24,751	172,794	17,159	1,007,074

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	565,879	322,047	144,910	43,603	2,117	34,807	571,934	1,685,297
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	7,561	16,566	91	94	9,463	32,830	66,605
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial loans	565,879	329,608	161,476	43,694	2,211	44,270	604,764	1,751,902

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	156,935	—	—	—	—	13,500	—	170,435
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	156,935	—	—	—	—	13,500	—	170,435

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	68,289	16,371	88,501	17,557	2,604	—	79,678	273,000
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	8	—	—	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	68,297	16,371	88,501	17,557	2,604	—	79,678	273,008
Total loans held for investment, gross	$1,976,496	$1,022,061	$1,082,086	$933,502	$126,613	$911,514	$1,176,139	$7,228,411

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	414,882	280,911	13,432	9,738	34,209	34,804	661,979	1,449,955
Special Mention	—	—	—	—	—	2,056	28,205	30,261
Classified
Substandard	563	500	—	91	1,775	794	19,248	22,971
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	415,445	281,411	13,432	9,829	35,984	37,654	709,432	1,503,187

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	—	—	—	13,375	—	13,375
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	—	—	—	13,375	—	13,375

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	27,977	183,235	51,278	12,833	26	—	115,810	391,159
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	41	41
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	27,977	183,235	51,278	12,833	26	—	115,851	391,200
Total loans held for investment, gross	$1,310,779	$1,437,674	$1,345,391	$171,135	$276,571	$828,035	$1,503,908	$6,873,493
In February 2025, the Company decided to sell a $40.8 million substandard owner-occupied loan to a customer in the restaurant service sector in Florida. The Company transferred the loan from loans held for investment to loans held for sale, at the lower of cost or fair value, and determined no valuation allowance was required at the time of the transfer.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The following tables present gross charge-offs by year of origination for the years ended December 31, 2024 and 2023:

	December 31, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	599	—	599
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	599	—	599
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	599	—	599
Commercial loans	174	7,801	30,629	438	157	12,127	—	51,326
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	432	1,249	16,564	5,249	591	345	—	24,430
Total Year-To-Date Gross Charge-Offs	$606	$9,050	$47,193	$5,687	$748	$13,071	$—	$76,355

	December 31, 2023
	Term Loans Charge-offs by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$90	$—	$90
Multi-family residential	—	—	—	—	—	10,328	—	10,328
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	10,418	—	10,418
Single-family residential	—	—	—	—	—	39	—	39
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	10,457	—	10,457
Commercial loans	183	11,846	468	6,608	1,901	389	—	21,395
Loans to financial institutions and acceptances	—	—	—	—		—	—	—
Consumer loans and overdrafts	1,002	13,700	11,415	1,260	24	612	—	28,013
Total Year-To-Date Gross Charge-Offs	$1,185	$25,546	$11,883	$7,868	$1,925	$11,458	$—	$59,865

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022
Credit Risk Quality Indicators - Consumer Loan Classes
The credit risk quality of the Company’s residential real estate and consumer loan portfolios is evaluated by considering the repayment performance of individual borrowers, and then classified on an aggregate or pool basis. Loan secured by real estate in these classes which have been past due 90 days or more, and 120 days or 180 days or more, are classified as Substandard and Loss, respectively. Unsecured consumer loans which become past due 90 days are charged- off. When the Company has documented that past due loans in these classes are well-secured and in the process of collection, then the loans may remain in accrual status. Loan-To-Value and FICO scores are also an important indicator of credit quality for single-family residential loans and consumer loans. When loans are classified, loan-to-value is updated at least annually. FICO scores are typically at origination, except for a significant portion of indirect consumer loans which are updated at least quarterly.

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2024		2023		2022
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$1,511,589	98.92%	$1,451,346	98.95%	$1,097,952	99.56%
30-59 Days Past Due	2,707	0.18%	4,046	0.28%	2,965	0.27%
60-89 Days Past Due	4,443	0.29%	3,511	0.24%	149	0.01%
90+ Days Past Due	1,201	0.08%	5,246	0.36%	253	0.02%
	8,351	0.55%	12,803	0.88%	3,367	0.30%
Total Accrual Loans	$1,519,940	99.47%	$1,464,149	99.83%	$1,101,319	99.86%
Non-Accrual Loans
Current	$947	0.06%	$1,727	0.12%	$358	0.03%
30-59 Days Past Due	109	0.01%	150	0.01%	175	0.02%
60-89 Days Past Due	225	0.01%	—	—%	1	—%
90+ Days Past Due	6,859	0.45%	582	0.04%	992	0.09%
	7,193	0.47%	732	0.05%	1,168	0.11%
Total Non-Accrual Loans	8,140	0.53%	2,459	0.17%	1,526	0.14%
Total single-family residential loans	$1,528,080	100.00%	$1,466,608	100.00%	$1,102,845	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2024		2023		2022
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$269,761	98.81%	$383,689	98.09%	$601,920	99.58%
30-59 Days Past Due	1,984	0.73%	3,142	0.80%	2,439	0.40%
60-89 Days Past Due	1,255	0.46%	4,277	1.09%	62	0.01%
90+ Days Past Due	8	—%	54	0.01%	35	0.01%
	3,247	1.19%	7,473	1.90%	2,536	0.42%
Total Accrual Loans	$273,008	100.00%	$391,162	99.99%	$604,456	100.00%
Non-Accrual Loans
Current	$—	—%	$—	—%	$1	—%
30-59 Days Past Due	—	—%	—	—%	—	—%
60-89 Days Past Due	—	—%	—	—%	—	—%
90+ Days Past Due	—	—%	38	0.01%	3	—%
	—	—%	38	0.01%	3	—%
Total Non-Accrual Loans	—	—%	38	0.01%	4	—%
Total consumer loans and overdrafts	$273,008	100.00%	$391,200	100.00%	$604,460	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Collateral -Dependent Loans

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of December 31, 2024 and 2023:

	As of December 31, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$21,430	$—	$4,992	$26,422	$—
Land development and construction loans (2)	4,121	—	—	4,121
	25,551	—	4,992	30,543	—
Single-family residential (3)	—	67	—	67	—
Owner occupied (4)	63,111	—	—	63,111	—
	88,662	67	4,992	93,721	—
Commercial loans	—	—	62,572	62,572	2,105
Total (5)	$88,662	$67	$67,564	$156,293	$2,105
_________________

(1)Weighted-average loan-to-value was approximately 68.4% at December 31, 2024.
(2)Weighted-average loan-to-value was approximately 67.0% at December 31, 2024.
(3)Weighted-average loan-to-value was approximately 22.3% at December 31, 2024.
(4)Weighted-average loan-to-value was approximately 67.5% at December 31, 2024.
(5)As part of the process of calculating the allowance for credit losses, the Company evaluated individually a $7.2 million loan in the restaurant industry, in addition to collateral dependent loans.

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
(1)Weighted-average loan-to-value was approximately 64.8% at December 31, 2023.
(2)Weighted-average loan-to-value was approximately 73.0% at December 31, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Collateral dependent loans are evaluated on an individual basis for purposes for determining expected credit losses. For collateral-dependent loans where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan. None of the collateral-dependent commercial real estate and owner occupied loans at December 31, 2024 were deemed collateral dependent loans as of December 31, 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

6. Premises and Equipment, Net
Premises and equipment, net include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2024	2023	(in years)
Land	$3,780	$6,307	NA
Buildings and improvements	4,232	9,773	10–30
Furniture and equipment	18,378	18,684	3–10
Computer equipment and software	26,261	26,831	3
Leasehold improvements	27,495	29,724	3–30
Work in progress	1,909	5,315	NA
	$82,055	$96,634
Less: Accumulated depreciation and amortization	(50,241)	(53,031)
	$31,814	$43,603

Depreciation and amortization expense was approximately $6.6 million, $6.8 million and $5.9 million in the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022 fully-depreciated equipment with an original cost of approximately $2.7 million, $6.7 million and $12.2 million, respectively, were written-off and charged against their respective accumulated depreciation. Depreciation expense in 2023 and 2022 includes approximately $0.9 million and $0.6 million of accelerated depreciation of leasehold improvements resulting from branch closures (none in 2024).

In 2024, in connection with the Houston Sale Transaction, the Company transferred premises and equipment totaling $11.4 million related to two branches to other assets, and recognized a $3.4 million expense as a result of market value adjustments. See Note 1 for complete details surrounding the Houston Sale Transaction.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at December 31, 2024 and 2023. Time deposits in denominations of more than $250,000 amounted to approximately $731 million and $693 million at December 31, 2024 and 2023, respectively. The average interest rate paid on time deposits was approximately 4.59% in 2024 and 3.80% in 2023. As of December 31, 2024 and 2023 brokered time deposits amounted to $702 million and $720 million, respectively. At December 31, 2024 and 2023 the maturity of time deposits were as follows:

(in thousands, except percentages)	2024		2023
Year of Maturity	Amount	%	Amount	%
2024	$—	—%	$1,494,035	65.0%
2025	1,729,785	77.4%	517,694	22.5%
2026	207,621	9.3%	166,783	7.3%
2027	168,184	7.5%	64,668	2.8%
2028	74,670	3.3%	52,535	2.3%
2029 and thereafter	54,185	2.5%	1,382	0.1%
Total	$2,234,445	100.0%	$2,297,097	100.0%

8.Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2024 and 2023, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2024	2023
			(in thousands)
2024	5.46%	Fixed	$—	$40,000
2025	4.44%	Fixed	30,000	—
2026	4.90%	Fixed	10,000	10,000
2027	4.67% to 4.89%	Fixed	200,000	—
2028	3.45% to 3.58%	Fixed	—	595,000
2029 and after	3.54% to 4.45%	Fixed	505,000	—
Total (1)			$745,000	$645,000
_________________
(1)As of December 31, 2024 and 2023, includes advances from the FHLB with quarterly callable features totaling $435.0 million and $595.0 million, respectively, with fixed interest rates ranging from 3.54% to 3.76% and 3.44% to 3.58%, respectively, and maturing in 2029 and 2028, respectively.

At December 31, 2024 and 2023, the Company held stock of the FHLB for approximately $42 million and $37 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2024 and 2023 the Company was in compliance with this requirement.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
There were no other borrowings at December 31, 2024 and 2023.
In 2024, The Company recorded net gains of $1.6 million on the early repayment of approximately $814 million of advances from the FHLB. In 2023, the Company realized total pretax gains of $40.1 million on the early repayment of $1.7 billion in advances from the FHLB. In 2022, the Company realized a net gain of $11.4 million on the early termination of $175 million of advances from the FHLB. In addition, in 2022, the Company incurred a loss of $0.7 million on the early repayment of $530 million in callable advances from the FHLB.

In 2021, the Company restructured $285 million of its fixed-rate FHLB advances, which were subsequently terminated in 2023 and are included among the $1.7 billion of early repayments mentioned above. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances ranged from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and being amortized over the term of the new advances, as an adjustment to the yields. In 2023 and 2022, the Company recognized $0.6 million and $1.9 million, respectively, included as part of interest expense, as a result of this amortization. At December 31, 2024 and 2023, there was no remaining unamortized penalty fee. The modifications were not considered a substantial modification in accordance with GAAP.

9. Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of December 31, 2024 and 2023, these Senior Notes amounted to $59.8 million and $59.5 million, respectively, net of direct unamortized issuance costs of $0.2 million and $0.5 million, respectively. The Senior Notes are presented net of direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured, and unsubordinated indebtedness.
In February 2025, the Company elected to redeem and satisfy in full the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest on April 1, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

10. Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of December 31, 2024 and 2023, these Subordinated Notes amounted to $29.6 million and $29.5 million, respectively, net of direct unamortized issuance costs of $0.4 million and $0.5 million, respectively.
The Subordinated Notes will initially bear interest at a fixed rate of 4.25% per annum, from and including March 9, 2022, to but excluding March 15, 2027, with interest payable semi-annually in arrears. From and including March 15, 2027, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the then-current benchmark rate, which will initially be the three-month SOFR plus 251 basis points, with interest during such period payable quarterly in arrears. If the three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Subordinated Notes.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
11. Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2024 and 2023, the Company owns all of the common capital securities issued by five statutory trust subsidiaries (the “Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (the “Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The Debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following tables provide information on the outstanding Trust Preferred Securities issued by, and the Debentures issued to, each of the Trust Subsidiaries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M SOFR + 3.61%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M SOFR + 3.51%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M SOFR + 3.11%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M SOFR + 2.01%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M SOFR + 2.04%	2036
	$62,250	$64,178	$62,250	$64,178

The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2024 and 2023, no payments of interest have been deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
LIBOR Cessation and Replacement Rate
In 2023, the Trust Preferred Securities and the Debentures issued by the Company included calculations that were based on 3-month LIBOR. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the ‘LIBOR Act”) was signed into law. Under the LIBOR Act, on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), a benchmark replacement recommended by the Federal Reserve replaced LIBOR in certain contracts, including those that contain no fallback provisions and other related aspects. The Federal Reserve issued its final regulations under the LIBOR Act. The final regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, which include the Trust Preferred Securities and the Debentures, (ii) identify the benchmark replacements, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022
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
At December 31, 2024 and 2023 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2024				December 31, 2023
			Fair value				Fair value
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$137	$81	6	$114,178	$296	$366
Derivatives not designated as hedging instruments:
Interest rate swaps:
Customers	131	1,309,781	4,300	42,194	146	1,037,773	6,767	47,221
Third party broker	131	1,309,781	42,194	4,300	146	1,037,773	47,221	6,767
	262	2,619,562	46,494	46,494	292	2,075,546	53,988	53,988

Credit risk participation agreements	11	112,010	—	—	7	92,654	—	—

Interest rate caps:
Customers	7	131,251	—	932	13	325,995	—	4,983
Third party broker	7	131,251	932	—	14	360,995	5,195	—
	14	262,502	932	932	27	686,990	5,195	4,983
Mortgage derivatives:
Forward To Be Announced MBS	1	25,000	—	59	—	—	—	—
Interest rate lock commitments	60	30,081	301	46	93	43,087	447	2
Mortgage loan forward contracts	16	29,000	147	3	11	16,000	6	94
	77	84,081	448	108	104	59,087	453	96
Total derivatives not designated as hedging instruments	364	3,078,155	47,874	47,534	430	2,914,277	59,636	59,067
Total	370	$3,192,333	$48,011	$47,615	436	$3,028,455	$59,932	$59,433

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

At December 31, 2024 and 2023, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2024 and 2023 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In 2024 and 2023, the Company recognized unrealized gains of $0.8 million and $0.6 million, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income (loss). As of December 31, 2024, the estimated net unrealized gains in accumulated other comprehensive expected to be reclassified into expense in the next twelve months amounted to $0.2 million.

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. In 2024 and 2023, the Company recognized approximately $1.0 million and $1.3 million, respectively, as a reduction of interest expense on FHLB advances as a result of this amortization. As of December 31, 2024, the remaining cumulative net unrealized gains related to these interest rate swaps was $1.3 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, and maturity in the second quarter of 2025. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. In 2024 and 2023, the Company recognized unrealized losses of $0.7 million and $0.4 million, respectively, related to this interest rate swap contract. These unrealized losses were included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive (loss) income. As of December 31, 2024, the estimated net unrealized losses in accumulated other comprehensive (loss) income expected to be reclassified into interest income in the next twelve months amounted to $0.1 million.

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

Interest Rate Swaps
Interest rate swap contracts involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. These instruments have maturities ranging from less than 1 to 12 years in 2024 (1 to 13 years in 2023).
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
Interest Rate Caps
Interest rate cap contracts involve the Company making payments if an interest rate exceeds the agreed strike price. These instruments have maturities ranging from less than 1 to 10 years in 2024 (less than 1 to 11 years in 2023).
In April 2022, the Company entered into 4 interest rate cap contracts with various third-party brokers with total notional amounts of $140.0 million. These interest rate caps initially served to partially offset changes in the estimated fair value of interest rate cap contracts with customers. At December 31, 2023, there was one interest rate cap contract, respectively, with total notional amount of $35.0 million in connection with this transaction. At December 31, 2024, there were no interest rate cap contracts in connection with this transaction.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Mortgage loan forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. A separate type of forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. In 2024 and 2023, the change in the fair value of these instruments was an unrealized gain and loss of $43 thousand and $0.4 million, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. There were $0.4 million in securities pledged as collateral for interest rate swaps in a liability position at December 31, 2024. At December 31, 2023, there were no securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure threshold. At December 31, 2024 and 2023, the Company had cash held as collateral for derivatives margin calls of $23.5 million and $25.0 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of December 31, 2024 and 2023, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

13. Leases
The Company leases certain premises and equipment under operating leases. The operating leases have remaining lease terms ranging from two years to 41 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required.
Certain operating leases contain variable lease payments which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. The Company had $2.1 million, $2.2 million and $1.7 million in variable lease payments during the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents lease costs for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Lease cost
Operating lease cost	$19,143	$18,390	$17,568
Short-term lease cost	123	49	62
Variable lease cost	2,108	2,238	1,746
Sublease income	(5,027)	(3,171)	(3,312)
Total lease cost	$16,347	$17,506	$16,064

As of December 31, 2024 and 2023, the Company had a right-of-use (“ROU”) asset of $100.0 million and $118.5 million, respectively, and total operating lease liability of $109.9 million and $126.9 million, respectively. As of December 31, 2024 and 2023, the Company had a short-term lease liability of $3.8 million which was included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	$15,276	$15,544	$14,492
Weighted average remaining lease term for operating leases	15.3 years	16.6 years	18.1 years
Weighted average discount rate for operating leases	10.33%	9.85%	5.94%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2024:

(in thousands)
Twelve Months Ended December 31,
2025	$14,232
2026	14,512
2027	14,809
2028	14,627
Thereafter	166,066
Total minimum payments required	224,246
Less: implied interest	(114,386)
Total lease obligations	$109,860
In 2024, as part of the Houston Sale Transaction, the Company transferred operating lease liability of $15.5 million to other liabilities and ROU asset of $15.3 million to other assets. In addition, in 2024, in connection with the Houston Sale Transaction, the Company’s reassessment of Houston leases resulted in a remeasurement of the lease liability for $8.8 million, with a corresponding adjustment to the ROU asset. See Note 1- “Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information on the Houston Sale Transaction.

Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases, net of sublease income, was approximately $16.3 million, $17.5 million and $16.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Rental income from subleases is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost. Rental income from subleases was $5.0 million, $3.2 million and $3.3 million in the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, rental income includes $4.5 million, $2.6 million and $2.9 million, respectively, related to the subleasing of portions of the Company’s headquarters building, and $0.6 million, $0.6 million and $0.4 million, respectively, mainly associated with the sublease of NY office space. In 2023, rent expense includes an additional expense of $0.3 million related to the closing of one branch in the third quarter of 2023.
In the years ended December 31, 2023 and 2022, the Company recorded ROU asset impairment charges of $1.1 million and $1.6 million, respectively. There were no ROU asset impairment charges in the year ended December 31, 2024. ROU asset impairment charges in 2023 were in connection with the closure of a branch in Houston, Texas in 2023, and with the closure of another branch in Miami, FL in 2023. In 2022, ROU asset impairment charges were associated with the closure of a branch in Pembroke Pines, FL in 2022, respectively. These impairments were recorded as occupancy and equipment expense on the consolidated statements of operations and comprehensive income (loss).
The Company provides equipment financing through a variety of loan and lease structures, including direct or sale type finance leases and operating leases. As of December 31, 2024 and 2023, there were $2.8 million and $3.2 million, respectively, in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment. As of December 31, 2024 and 2023, there were $2.3 million and $2.9 million in operating leases

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
included as part of premises and equipment, net of accumulated depreciation, in the Company’s consolidated balance sheet.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
Restricted Stock Awards
The following table shows the activity of restricted stock awards in 2024:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	151,280	$27.49
Granted	—	—
Vested	(85,855)	24.32
Forfeited	(29,342)	28.18
Non-vested shares, end of year	36,083	$31.05

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

In 2022, the Company granted 175,601 RSAs to various executive officers and certain employees, under the LTI plan. These shares of restricted stock will vest in three substantially equal amounts on the first three anniversaries of the date of grant. The average fair value of the RSAs granted was based on the market price of the shares of the Company’s Class A common stock at the grant date which averaged $31.83 per share.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

In 2024, 2023 and 2022, the Company recorded $0.1 million, $2.3 million and $3.7 million of compensation expense, respectively, related to RSAs. The total unearned deferred compensation expense of $0.1 million for all unvested RSAs outstanding at December 31, 2024 will be recognized over a weighted average period of 0.6 years.
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs in 2024:

	Stock-settled RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	288,945	23.75	177,131	19.39
Granted	247,481	22.45	68,473	20.91
Vested	(138,027)	22.93	(101,596)	13.31
Forfeited	(34,012)	22.75	—	—
Non-vested, end of year	364,387	23.32	144,008	24.42

The tables below show detailed information about RSUs and PSUs granted to various Company executives and employees for the years ended December 31, 2024, 2023, and 2022:

December 31, 2024
Award Type	Number of Units	Vesting Period	Awardee	Weighted-Average Grant Date Fair Value
RSUs	141,219	1/3 Each Year Equally for Three Years	Various Executive(s) and Employees
RSUs	80,576	20% Vesting Equally In Each of First Two Years, and 60% Vesting in Third Year	Various Executive(s) and Employees
Total RSUs	221,795			20.09

Total PSUs	68,473	Three Year Performance Target	Various Executive(s) and Employees	20.91

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
The table below shows detailed information about RSUs granted to the Company’s independent directors for the years ended December 31, 2024, 2023, and 2022:

Year	Total RSUs (1)	Vesting Period	Awardee	Weighted-average grant date fair value
2024	25,686	1 Year	Independent Directors	22.77
2023	28,920	1 Year	Independent Directors	20.74
2022	17,250	1 Year	Independent Directors	28.98
_________________
(1)For all periods presented, RSUs for Independent Directors were all stock-settled RSUs.

In 2024, 2023 and 2022, the Company recorded compensation expense related to RSUs and PSUs of $5.2 million, $4.5 million and $2.1 million, respectively. The total unearned compensation of $5.4 million for all unvested stock-settled RSUs and PSUs at December 31, 2024 will be recognized over a weighted average period of 1.7 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

b) Employee Stock Purchase Plan

The Company offers an ESPP. The ESPP became effective on February 14, 2022, subject to obtaining shareholder approval. On June 8, 2022, the shareholders of the Company approved the ESPP. An aggregate of one million (1,000,000) shares of Common Stock have been reserved for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. The number of shares of Class A common stock issued in 2024, 2023 and 2022 under the ESPP was 55,407, 56,927 and 35,337, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense of $0.3 million, $0.5 million, $0.3 million respectively, in connection with the ESPP.

c) Employee Benefit Plan

The Amerant Bank, N.A. Retirement Benefits Plan (the “401(k) Plan”) is a 401(k) defined contribution employee benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant. The Company contributed to the Plan approximately $3.8 million and $3.6 million in 2024 and 2023 respectively, in matching contributions.
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
d) Subsequent Events

In February 2025, the Company adopted a new form of performance based restricted stock unit agreement (the "New PSU Agreement") that will be used, starting in February 2025, in connection with the LTI Plan, a sub-plan under the 2018 Equity Plan.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
15. Income Taxes
The components of the income tax (benefit) expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

(in thousands)	2024	2023	2022
Current tax (benefit) expense:
Federal	$(755)	$19,768	$15,609
State	726	1,313	1,116
Deferred tax benefit	(8,303)	(10,542)	(104)
Total income tax (benefit) expense	$(8,332)	$10,539	$16,621
The following table shows a reconciliation of the income tax (benefit) expense at the statutory federal income tax rate to the Company’s effective income tax rate for each of the three years ended December 31, 2024:

	2024		2023		2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Tax (benefit) expense calculated at the statutory federal income tax rate	$(5,057)	21.00%	$8,679	21.00%	$16,503	21.00%
Increases (decreases) resulting from:
Non-taxable interest income	(468)	1.94%	(491)	(1.19)%	(342)	(0.44)%
(Non-taxable) taxable BOLI income	(2,058)	8.55%	1,302	3.15%	(1,135)	(1.44)%
State and city taxes (benefit) expense, net of federal tax effect	(3,670)	15.24%	1,037	2.51%	882	1.12%
Disallowed interest expense and other expenses	1,445	(6.00)%	1,547	3.74%	891	1.13%
Rate differential on deferred items	1,152	(4.78)%	(2,159)	(5.22)%	(245)	(0.31)%
Noncontrolling interest	—	—%	357	0.87%	283	0.36%
Other, net	324	(1.35)%	267	0.64%	(216)	(0.27)%
Total income tax (benefit) expense	$(8,332)	34.60%	$10,539	25.50%	$16,621	21.15%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2024	2023
Tax effect of temporary differences
Lease liability	$28,065	$32,449
Allowance for credit losses	20,447	23,177
Net operating loss carryover	14,660	—
Net unrealized losses in other comprehensive income	13,658	24,053
Deferred compensation	5,227	5,026
Stock-based compensation expense	1,585	1,761
OREO write downs	1,449	—
Provision for loan contingencies	1,420	696
Dividend Income	126	(1,221)
Valuation allowance on loans held for sale	—	9,130
Depreciation and amortization	(4,689)	(4,625)
Goodwill amortization	(4,696)	(4,926)
Right-of-use asset	(25,553)	(30,284)
Other	1,844	399
Net deferred tax assets	$53,543	$55,635

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
At December 31, 2024, the Company had approximately $49.6 million of federal net operating losses ("NOLs"), which can be carried forward indefinitely. The deferred tax asset related to the federal NOLs is approximately $10.4 million.
At December 31, 2024, Amerant Bank, N.A. standalone had approximately $97.7 million of NOLs in the state of Florida, which can be carried forward indefinitely. The deferred tax asset related to these state NOLs is approximately $4.3 million. A valuation allowance has not been recorded against the state deferred tax asset related to these NOLs as management believes it is more likely than not that the tax benefit will be realized.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
At December 31, 2024 and 2023, Amerant Bancorp Inc. standalone had accumulated NOLs in the State of Florida of approximately $159.2 million and $160.2 million, respectively. These NOLs are carried forward for a maximum of 20 years or indefinitely, depending on the year generated, based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2024 and 2023 is approximately $6.9 million and $7.0 million, respectively. A valuation allowance has been recorded against the state deferred tax asset as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2024 and 2023, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal and state tax returns for years 2021 through 2024 remain subject to examination by the corresponding tax jurisdictions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
16. Accumulated Other Comprehensive Income (Loss) (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2024			December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(54,828)	$14,006	$(40,822)	$(97,042)	$24,614	$(72,428)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,364	(348)	1,016	2,193	(561)	1,632
Total (AOCL) AOCI	$(53,464)	$13,658	$(39,806)	$(94,849)	$24,053	$(70,796)

The components of other comprehensive income (loss) for the three-year period ended December 31, 2024 is summarized as follows:

	December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$(26,470)	$6,939	$(19,531)
Reclassification adjustment for net losses included in net income	68,684	(17,547)	51,137
	42,214	(10,608)	31,606
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	308	(78)	230
Reclassification adjustment for net interest income included in net income	(1,137)	291	(846)
	(829)	213	(616)
Total other comprehensive income	$41,385	$(10,395)	$30,990

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022
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
In addition to loans to related parties and associated interest income, which are described further below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2024	2023
Liabilities
Demand deposits, noninterest bearing	$1,339	$1,228
Demand deposits, interest bearing	2,104	11,119
Savings and money market	3,768	3,981
Time deposits and accounts payable	3,828	4,089
Total due to related parties	$11,039	$20,417

	Years Ended December 31,
(in thousands)	2024	2023	2022
Expenses
Interest expense	$218	$103	$46
Fees and other expenses	94	56	58
	312	159	104
Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2024 and 2023, these loans amounted to $5.2 million and $4.2 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.1 million in the years ended December 31, 2024 and 2023, respectively.
Other assets and liabilities
The Company had approximately $1.6 million and $1.4 million, respectively, due to its Trust Subsidiaries as of December 31, 2024 and 2023. This amount is included in accounts payable in the precedent table.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
18. Stockholders’ Equity
(a) Amended and Restated Articles of Incorporation

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
	300,000,000
Common Stock
The Class A voting common stock and the Class A non-voting common stock are identical in all respects except that the Class A non-voting common stock are not entitled to vote on any matter (unless such a vote is required by applicable laws or NYSE regulations in a particular case).

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

b) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2024 and December 31, 2023 were 42,127,316 and 33,603,242, respectively.
Public Offering
On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165.0 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The intended use of the net proceeds of the Public Offering is general corporate purposes to support its continued organic growth, which may include, among other things, working capital, investments in the Bank, resolution of non-performing loans, and balance sheet optimization strategies.
Repurchase Plans Details
On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). The 2023 Class A Common Stock Repurchase Program was set to expire on December 31, 2023 and on December 15, 2023, the Company announced that the Board approved to extend the expiration date to December 31, 2024. On December 11, 2024, the Company announced that the Board approved to extend the expiration date to December 31, 2025.
In 2024 and 2023, the Company repurchased an aggregate of 344,326 and 259,853 shares, respectively, of Class A common stock at a weighted average price of $21.94 and $18.98 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $7.6 million and $4.9 million, respectively, in the years ended December 31, 2024 and 2023, including transaction costs. At December 31, 2024 and 2023, the Company had $12.4 million and $20 million available, respectively, for repurchase under this repurchase program.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

In 2024, 2023 and 2022, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously held as treasury stock, including all shares repurchased in 2024, 2023 and 2022. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2024, 2023 and 2022.

Stock-Based Compensation Awards

The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See Note 14 “Incentive Compensation and Benefit Plan” for additional information about common stock transactions under the Company’s 2018 Equity Plan.
c) Dividends

Set forth below are the details of dividends by the Company for the periods ended December 31, 2024 and 2023 and 2022, and subsequent to December 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
10/23/2024	11/14/2024	11/29/2024	$0.09	$3.8 million
07/24/2024	8/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	5/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
10/18/2023	11/14/2023	11/30/2023	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
10/19/2022	11/15/2022	11/30/2022	$0.09	$3.0 million
07/20/2022	08/17/2022	08/31/2022	$0.09	$3.0 million
04/13/2022	05/13/2022	05/31/2022	$0.09	$3.0 million
01/19/2022	02/11/2022	02/28/2022	$0.09	$3.2 million
On January 22, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per-share of the Company’s Class A common stock. The dividend was paid on February 28, 2025, to shareholders of record at the close of business on February 14, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

19. Commitments and Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary, course of business, those contingencies may include, known but unasserted claims, and legal / regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates. There was no material liability on legal claims outstanding as of December 31, 2024.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2024 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.
Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2024 are generally short-term and are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,389,894
Standby letters of credit	149,029
$1,538,923

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	Years Ended December 31,
	2024	2023	2022
Balances at beginning of the period	$3,102	$1,702	$1,702
Provision for (reversal of) credit losses - off balance sheet exposures	2,840	1,400	—
Balances at end of period	$5,942	$3,102	$1,702

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
20. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,944	$—	$6,944
Securities
Debt Securities available for sale
U.S. Treasury Securities	—	1,933	—	1,933
U.S. Government agency and sponsored enterprise residential MBS	—	1,262,640	—	1,262,640
U.S. Government agency and sponsored enterprise commercial MBS	—	142,538	—	142,538
U.S. Government agency and sponsored enterprise obligations	—	16,682	—	16,682
Non-agency commercial MBS	—	11,792	—	11,792
Municipal Bonds	—	1,585	—	1,585
	—	1,437,170	—	1,437,170
Equity securities with readily determinable fair values not held for trading	2,477	—	—	2,477
	2,477	1,437,170	—	1,439,647
Mortgage loans held for sale (at fair value)	—	42,911	—	42,911
Bank owned life insurance	—	243,547	—	243,547
Other assets
Mortgage servicing rights (MSRs)	—	—	1,491	1,491
Derivative instruments	—	48,011	—	48,011
	$2,477	$1,778,583	$1,491	$1,782,551
Liabilities
Other liabilities
Derivative instruments	$—	$47,615	$—	$47,615

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,080	$—	$6,080
Securities
Debt Securities available for sale
U.S. Government agency and sponsored enterprise residential MBS	$—	$842,870	$—	$842,870
Corporate bonds	—	249,582	—	249,582
U.S. Government agency and sponsored enterprise commercial MBS	—	80,626	—	80,626
U.S. Government agency and sponsored agency obligations		24,588		24,588
Non-agency commercial MBS		11,220		11,220
U.S. treasury securities	—	1,991	—	1,991
Municipal bonds	—	1,668	—	1,668
Collateralized loan obligations	—	4,957	—	4,957
	—	1,217,502	—	1,217,502
Equity securities with readily determinable fair values not held for trading	2,534	—	—	2,534
	2,534	1,217,502	—	1,220,036
Mortgage loans held for sale (at fair value)	—	26,200	—	26,200
Bank owned life insurance	—	234,972	—	234,972
Other assets
Mortgage servicing rights (MSRs)	—	—	1,372	1,372
Derivative instruments	—	59,932	—	59,932
	$2,534	$1,544,686	$1,372	$1,548,592

Liabilities
Other liabilities
Derivative instruments	$—	$59,433	$—	$59,433
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
December 31, 2024, 2023 and 2022

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
On a quarterly basis, the Company evaluates the reasonableness of the monthly pricing process for the valuation of short-term securities, debt securities available for sale and equity securities not held for trading and derivative instruments. When appropriate, this evaluation includes challenging a random sample of the different types of securities in the investment portfolio as of the end of the quarter selected. This challenge consists of obtaining from the Pricing Providers a document explaining the methodology applied to obtain their fair value assessments for each type of investment included in the sample selection. The Company then analyzes in detail the various inputs used in the fair value calculation, both observable and unobservable (e.g., prepayment speeds, yield curve benchmarks, spreads, delinquency rates). Management considers that the consistent application of this methodology allows the Company to understand and evaluate the categorization of its investment portfolio.
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
There were no transfers in or out of level 3 in the years ended December 31, 2024, 2023 and 2022.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for credit deterioration using the fair value of the collateral (1) (2)	$23,265	$—	$—	$—	$11,889
Other Real Estate Owned (3)	18,074	—	—	18,074	5,672
	$41,339	$—	$—	$18,074	$17,561
_______________
(1)Includes commercial and owner-occupied loans with a carrying amount of $23.0 million and $0.1 million, respectively, at December 31,2024.
(2)Include loans with specific reserves of $2.5 million and total write downs of $5.1 million at December 31, 2024.
(3)Includes $17.7 million and $0.4 million in commercial and residential real estate property, respectively.

	December 31, 2023
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$365,219	$—	$—	$365,219	$35,525
Loans held for investment measured for credit deterioration using the fair value of the collateral (1) (2)	18,439	—	—	18,439	4,371
Other Real Estate Owned (3)	20,181	—	—	20,181	—
	$403,839	$—	$—	$403,839	$39,896
_______________

(1) Includes primarily commercial loans with a carrying amount of $18.4 million, at December 31,2023.
(2) Include loans with specific reserves of $8.1 million and total write downs of $4.4 million at December 31, 2023.
(3) Consists of commercial real estate property.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Other Real Estate Owned

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The fair value of non-real estate repossessed assets is provided by a third party based on their assumptions and quoted market prices for similar assets, when available. In 2024, the Company recorded valuation expense of $5.7 million on this OREO property, as result of the fair value adjustment. The Company had OREO balances of $18.1 million and $20.2 million as of December 31, 2024 and 2023, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Debt securities held to maturity	$—	$—	$226,645	$204,945
Loans	3,187,223	3,113,807	3,514,114	3,321,308
Financial liabilities
Time deposits	1,532,563	1,532,002	1,577,579	1,575,569
Advances from the FHLB	745,000	743,910	645,000	644,572
Senior notes	59,843	59,714	59,526	58,337
Subordinated notes	29,624	28,481	29,454	28,481
Junior subordinated debentures	64,178	63,255	64,178	63,285

22. Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. Amerant Mortgage is an approved Fannie Mae seller and servicer and is subject to certain Lender Adjusted Net Worth requirements. Amerant Investments is subject to the Uniform Capital Rule 15x3-1 under the Securities Act of 1934, which requires the maintenance of minimum net capital as defined under such rule. At December 31, 2024 and 2023 Amerant Investments was in compliance with those rules.
The following is a summary of restrictions related to dividend payments, and capital adequacy as well as Lender Adjusted Net Worth requirement.

Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and OCC regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2024 and 2023, the Bank could have paid dividends of $9.3 million and $117.3 million, respectively, without prior OCC approval. In December 2023, the Board of Directors of the Bank approved the payment of cash dividend of $20 million by the Bank to the Company. The Company received this dividend in the first quarter of 2024. The Bank did not declare any dividends payable to the Company in 2024.
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
December 31, 2024, 2023 and 2022

Capital Adequacy
Under the Basel III capital and prompt corrective action rules, the Company and the Bank must meet specific capital guidelines that involve quantitative measures and qualitative judgments about capital components, risk weightings, and other factors.
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2024, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2024 and 2023 was 5.4% and 4.1%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital ratio	$1,047,759	12.84%	$652,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
Common equity tier 1 (CET1) capital ratio	956,861	11.73%	367,112	4.50%	530,273	6.50%

December 31, 2023
Total capital ratio	$964,678	11.95%	$645,662	8.00%	$807,077	10.00%
Tier 1 capital ratio	866,141	10.73%	484,246	6.00%	645,662	8.00%
Tier 1 leverage ratio	866,141	9.03%	383,864	4.00%	479,830	5.00%
Common equity tier 1 (CET1) capital ratio	866,141	10.73%	363,185	4.50%	524,600	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
CET1 capital ratio	915,658	11.21%	367,563	4.50%	530,925	6.50%

December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
CET1 capital ratio	790,959	9.79%	363,645	4.50%	525,266	6.50%

The Company adopted CECL effective as of January 1, 2022. The Company did not elect to apply an available three-year transition provision to its regulatory capital computations as a result of its adoption of CECL in 2022.

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
Under the Selling Guide, Amerant Mortgage must meet a minimum net worth requirement of $2.5 million plus 0.25% of the outstanding unpaid principal balance of the portfolio of loans Amerant Mortgage is contractually obligated to service for Fannie Mae and other investors (the “Lender Adjusted Net Worth”). As of December 31, 2024 and 2023, Amerant Mortgage had a Lender Adjusted Net Worth of approximately $15.9 million and $11.0 million and was in compliance with the requirement. In addition, Amerant Mortgage is subject to net worth decline tolerance requirements that shall not exceed 25% over one quarter or 40% over two consecutive quarters. Amerant Mortgage has demonstrated compliance with all financial eligibility requirements as of December 31, 2024.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
23. Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2024	2023	2022
Numerator:
Net (loss) income before attribution of noncontrolling interest	$(15,752)	$30,789	$61,963
Noncontrolling interest	—	(1,701)	(1,347)
Net (loss) income attributable to Amerant Bancorp Inc.	$(15,752)	$32,490	$63,310
Net (loss) income available to common stockholders	$(15,752)	$32,490	$63,310
Denominator:
Basic weighted averages shares outstanding	35,755,375	33,511,321	33,862,410
Dilutive effect of shared-based compensation awards	—	164,067	280,153
Diluted weighted average shares outstanding	35,755,375	33,675,388	34,142,563

Basic (loss) earnings per common share	$(0.44)	$0.97	$1.87
Diluted (loss) earnings per common share	$(0.44)	$0.96	$1.85

As of December 31, 2024, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 400,470. As of December 31, 2023 and 2022, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units totaling 595,420 and 529,830, respectively.
In 2024, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in that period. In 2023 and 2022, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
24. Condensed Unconsolidated Holding Companies’ Financial Statements
The separate condensed unconsolidated financial statements of the Company has been prepared using the same basis of accounting that the Company used to prepare its consolidated financial statements described in Note 1, except for its investment in subsidiaries which is accounted for using the equity method. Under the equity method, investments in subsidiaries are initially recorded at cost, and they are periodically adjusted due to changes in the interest of the parent company over the net assets of the subsidiaries. The Company records in the results for the period, its participation in the profit or loss of the subsidiaries, and in AOCI/AOCL its participation in the “Other comprehensive (loss) income account” of the subsidiary. In applying the equity method, the Company uses the subsidiaries consolidated financial statements at the end of the period prepared under GAAP.
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2024	2023
Assets
Cash and due from banks	$99,534	$46,789
Investments in subsidiaries	941,348	818,815
U.S. treasury securities	1,933	1,991
Dividends from subsidiary bank receivable	—	20,000
Equipment, net	349	—
Other assets	5,241	6,668
	$1,048,405	$894,263
Liabilities and Stockholders' Equity
Senior notes	$59,843	$59,526
Subordinated notes	29,624	29,454
Junior Subordinated Debentures	64,178	64,178
Other liabilities	4,293	5,037
Stockholders' equity	890,467	736,068
	$1,048,405	$894,263

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2024	2023	2022
Income:
Interest	$264	$247	$182
Equity in earnings of subsidiaries	(3,635)	43,795	73,986
Total income	(3,371)	44,042	74,168
Expenses:
Interest expense	9,417	9,556	7,968
Other expenses (1)	6,139	5,726	5,656
Total expense	15,556	15,282	13,624
(Loss) income before income tax benefit	(18,927)	28,760	60,544
Income tax benefit	3,175	3,730	2,766
Net (loss) income	$(15,752)	$32,490	$63,310
__________________
(1)Other expenses mainly consist of professional and other service fees.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(15,752)	$32,490	$63,310
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities - Equity in earnings of subsidiaries	3,635	(43,795)	(73,986)
Stock-based compensation expense	578	537	341
Net change in other assets and liabilities	18,405	(2,318)	(13,098)
Net cash provided by (used in) operating activities	6,866	(13,086)	(23,433)

Cash flows from investing activities
Cash received from Amerant Florida Merger	—	—	6,663
Purchases of equipment	(388)	—	—
Dividends from subsidiary	—	—	114,000
Capital contribution to subsidiary	(90,000)	—	—
Return of equity from investment in subsidiary	—	11,068	—
Purchases of available for sale securities	(1,919)	—	(1,997)
Maturities of available for sale securities	2,000	—	1,000
Net cash (used in) provided by investment activities	(90,307)	11,068	119,666

Cash flows from financing activities
Repurchase of common stock - Class A	(7,556)	(4,933)	(72,060)
Proceeds from issuance of common stock	155,750	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	811	904	—
Proceeds from issuance of Subordinated Notes, net of issuance costs	—	—	29,146
Dividends Paid	(12,819)	(12,063)	(12,230)
Net cash provided by (used in) financing activities	136,186	(16,092)	(55,144)

Net increase (decrease) in cash and cash equivalents	52,745	(18,110)	41,089

Cash and cash equivalents
Beginning of year	46,789	64,899	23,810
End of year	$99,534	$46,789	$64,899

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

On August 2, 2022, the Company completed an intercompany transaction of entities under common control, pursuant to which the Company’s wholly owned subsidiary, Amerant Florida Bancorp Inc. (“Amerant Florida”), merged with and into the Company, with the Company as sole survivor (the “Amerant Florida Merger”). In connection with the Amerant Florida Merger, the Company assumed all assets and liabilities of Amerant Florida, including its direct ownership of the Bank, the common capital securities issued by the five trust subsidiaries, and the junior subordinated debentures issued by Amerant Florida and related agreements. The Amerant Florida Merger had no impact to the Company’s consolidated financial condition and results of operations.

There were no reportable balances as of and for the years ended December 31, 2024, 2023 or 2022 related to Amerant Florida as of result of the Amerant Florida Merger.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

25 . Segment Information
Determination of the CODM
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (CEO). The CEO makes the overall decisions about the Company’s resource allocation and assesses the performance of the Company.
Determination and Identification of operating segments

The CODM manages the Company as one operating segment: the consolidated Company as one entity. We made that determination based upon an evaluation of the products and services provided, the functions the Company performed, and the type and location of customers served. Substantially, all of our revenues, assets, and liabilities are derived from deposits, loans, and wealth management services primarily offered in the United States to customers located in the United States and abroad. All decisions regarding the allocation of financial, operational, and other resources are managed under this one segment. As part of the determination for the allocation of resources, the CODM regularly reviews net income as the measure of profit or loss. The accounting policies used to measure the profit and loss are the same as those described in the summary of significant accounting policies in Note 1. In addition, as part of assessment of the performance of the consolidated entity, the CODM also reviews the consolidated financial statements for significant expenses which include both cash and noncash items, such as amortization and depreciation and stock-based compensation. For more information on the significant components of net (loss) income or any significant cash or noncash items, refer to our accompanying consolidated financial statements or the Notes to Consolidated Financial Statements contained within. The measure of assets is reported on the consolidated balance sheet as total consolidated assets.

Segment results

As the Company’s consolidated financial information as of and for the years ended December 31, 2024, 2023 and 2022 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.