Form 10-Q
period 2025-03-31
Amerant Bancorp Inc.
filed 2025-05-02
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2025
Class A Common Stock, $0.10 par value per share	41,828,917 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2025

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$40,197	$39,197
Interest earning deposits with banks	587,728	519,853
Restricted cash	13,432	24,365
Other short-term investments	7,010	6,944
Cash and cash equivalents	648,367	590,359
Securities
Debt securities available for sale	1,702,111	1,437,170
Equity securities with readily determinable fair value not held for trading	2,523	2,477
Federal Reserve Bank and Federal Home Loan Bank stock	57,044	58,278
Securities	1,761,678	1,497,925
Loans held for sale, at lower of cost or fair value	40,597	—
Mortgage loans held for sale, at fair value	20,728	42,911
Loans held for investment, gross	7,157,837	7,228,411
Less: allowance for credit losses	98,266	84,963
Loans held for investment, net	7,059,571	7,143,448
Bank owned life insurance	252,997	243,547
Premises and equipment, net	31,803	31,814
Deferred tax assets, net	53,448	53,543
Operating lease right-of-use assets	104,578	100,028
Goodwill	19,193	19,193
Accrued interest receivable and other assets	176,728	178,966
Total assets	$10,169,688	$9,901,734
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,665,468	$1,504,755
Interest bearing	2,260,157	2,229,467
Savings and money market	2,067,430	1,885,928
Time	2,161,923	2,234,445
Total deposits	8,154,978	7,854,595
Advances from the Federal Home Loan Bank	715,000	745,000
Senior notes	59,922	59,843
Subordinated notes	29,667	29,624
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	110,999	106,071
Accounts payable, accrued liabilities and other liabilities	128,681	151,956
Total liabilities	9,263,425	9,011,267
Commitments and Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 41,952,590 shares issued and outstanding at March 31, 2025 (42,127,316 shares issued and outstanding at December 31, 2024)	4,195	4,214
Additional paid in capital	339,038	343,828
Retained earnings	590,304	582,231
Accumulated other comprehensive loss	(27,274)	(39,806)
Total stockholders' equity	906,263	890,467
Total liabilities and stockholders' equity	$10,169,688	$9,901,734
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income
Loans	$121,021	$122,705
Investment securities	18,919	16,091
Interest earning deposits with banks and other interest income	6,468	5,829
Total interest income	146,408	144,625

Interest expense
Interest bearing demand deposits	10,454	17,736
Savings and money market deposits	16,675	14,861
Time deposits	23,858	26,124
Advances from the Federal Home Loan Bank	7,200	5,578
Senior notes	942	943
Subordinated notes	361	361
Junior subordinated debentures	1,014	1,054
Total interest expense	60,504	66,657
Net interest income	85,904	77,968
Provision for credit losses	18,446	12,400
Net interest income after provision for credit losses	67,458	65,568

Noninterest income
Deposits and service fees	5,137	4,325
Brokerage, advisory and fiduciary activities	4,729	4,327
Loan-level derivative income	1,508	466
Change in cash surrender value of bank owned life insurance	2,450	2,342
Cards and trade finance servicing fees	1,392	1,223
Derivative losses, net	—	(152)
Securities gains (losses), net	64	(54)
Other noninterest income	4,245	2,011
Total noninterest income	19,525	14,488

Noninterest expense
Salaries and employee benefits	33,347	32,958
Professional and other services fees	14,682	10,963
Occupancy and equipment	6,136	6,476
Telecommunication and data processing	3,475	3,533
Advertising expenses	3,635	3,078
FDIC assessments and insurance	3,236	3,008
Depreciation and amortization	1,588	1,477
Loan level derivative expense	360	4
Other real estate owned and repossessed assets expense (income), net	164	(354)
Other operating expenses	4,931	5,451
Total noninterest expenses	71,554	66,594
Income before income tax expense	15,429	13,462
Income tax expense	(3,471)	(2,894)
Net income attributable to Amerant Bancorp Inc.	$11,958	$10,568
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$12,692	$(5,104)
Net unrealized holding gains on cash flow hedges arising during the period	13	227
Reclassification adjustment for items included in net income	(173)	(211)
Other comprehensive income (loss)	12,532	(5,088)
Comprehensive income	$24,490	$5,480

Earnings Per Share (Note 13):
Basic earnings per common share	$0.28	$0.32
Diluted earnings per common share	$0.28	$0.31

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2024	42,127,316	$4,214	$343,828	$—	$582,231	$(39,806)	$890,467
Repurchase of Class A common stock	(215,427)	—	—	(5,000)	—	—	(5,000)
Treasury stock retired	—	(22)	(4,978)	5,000	—	—	—
Issuance of common shares for restricted stock unit vesting	71,839	7	(7)	—	—	—	—
Restricted stock and restricted stock units surrendered	(26,320)	(3)	(596)	—	—	—	(599)
Restricted stock forfeited	(4,818)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	790	—	—	—	790
Dividends paid	—	—	—	—	(3,885)	—	(3,885)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	11,958	—	11,958
Other comprehensive income	—	—	—	—	—	12,532	12,532
Balance at March 31, 2025	41,952,590	$4,195	$339,038	$—	$590,304	$(27,274)	$906,263

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068
Issuance of common shares for restricted stock unit vesting	77,615	8	(8)	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(92,830)	(9)	(2,078)	—	—	—	(2,087)
Restricted stock forfeited	(3,903)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,635	—	—	—	1,635
Dividends paid	—	—	—	—	(3,011)	—	(3,011)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	10,568	—	10,568
Other comprehensive loss	—	—	—	—	—	(5,088)	(5,088)
Balance at March 31, 2024	33,709,395	$3,373	$192,237	$—	$618,359	$(75,884)	$738,085

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$11,958	$10,568
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	18,446	12,400
Net premium amortization on securities	558	1,247
Depreciation and amortization	1,588	1,477
Stock-based compensation expense	790	1,635
Change in cash surrender value of bank owned life insurance	(2,450)	(2,342)
Securities (gains) losses, net	(64)	54
Derivative losses, net	—	152
Gains on sale of loans, net	(3,785)	(1,058)
Deferred taxes and others	(2,972)	9,190
Proceeds from sales and repayments of loans held for sale (at fair value)	70,942	47,148
Originations and purchases of loans held for sale (at fair value)	(52,663)	(69,219)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,606)	(3,975)
Accounts payable, accrued liabilities and other liabilities	(18,532)	(4,488)
Net cash provided by operating activities	20,210	2,789

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(288,353)	(60,740)
Federal Home Loan Bank stock	(191)	(5,653)
	(288,544)	(66,393)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	39,899	22,453
Held to maturity	—	2,504
Federal Home Loan Bank stock	1,424	1,946
	41,323	26,903
Proceeds from surrender of bank owned life insurance	—	62,741
Net decrease (increase) in loans	25,339	(162,677)
Proceeds from loan portfolio sales	7,992	429,637
Net purchases of premises and equipment and others	(2,211)	(3,483)
Purchase of bank owned life insurance	(7,000)	—
Net cash (used in) provided by investing activities	(223,101)	286,728

Cash flows from financing activities
Net increase in demand, savings and money market accounts	372,905	35,399
Net decrease in time deposits	(72,522)	(52,019)
Proceeds from advances from the Federal Home Loan Bank	—	407,500
Repayments of advances from the Federal Home Loan Bank	(30,000)	(337,500)
Repurchase of common stock - Class A	(5,000)	—
Dividend paid	(3,885)	(3,011)
Disbursements arising from stock-based compensation, net	(599)	(2,087)
Net cash provided by financing activities	260,899	48,282
Net increase in cash and cash equivalents and restricted cash	58,008	337,799

Cash, cash equivalents and restricted cash
Beginning of period	590,359	321,872
End of period	$648,367	$659,671
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid:
Interest	$62,401	$72,641
Income taxes	317	273
Right-of-use assets obtained in exchange for new lease obligations	6,121	—
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	4,448	—
Loans held for investment (at lower of cost or fair value) transferred to loans held for sale	40,597	—
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

Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”) is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of March 31, 2025 and December 31, 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in 2025, once regulatory approval from the applicable regulatory agency is received.

Senior Notes

On April 1, 2025, the Company redeemed $60 million in aggregate principal amount of its 5.75% Senior Notes that were due June 30, 2025 (the “Senior Notes”). The Senior Notes were redeemed in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. The aggregate redemption price, including accrued interest, totaled approximately $60.9 million.

Segment Information

Determination of the CODM

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (CEO). The CEO makes the overall decisions about the Company’s resource allocation and assesses the performance of the Company.
Determination and Identification of operating segments
The CODM manages the Company as one operating segment: the consolidated Company as one entity. All decisions regarding the allocation of financial, operational, and other resources are managed under this one segment. As part of the determination for the allocation of resources, the CODM regularly reviews net income as the measure of profit or loss. In addition, as part of assessment of the performance of the consolidated entity, the CODM also reviews the consolidated financial statements for significant expenses which include both cash and noncash items, such as amortization and depreciation and stock-based compensation. For more information on the significant components of net income or any significant cash or noncash items, refer to our accompanying consolidated financial statements or the Notes to Consolidated Financial Statements contained within. The measure of assets is reported on the consolidated balance sheet as total consolidated assets.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Segment results
As the Company’s consolidated financial information as of March 31, 2025 and December 31, 2024 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.

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

In the three month period ended March 31, 2025, the Company repurchased an aggregate of 215,427 shares of Class A common stock at a weighted average price of $23.21 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $5.0 million in the three months ended March 31, 2025, including transaction costs. There were no repurchases of Class A common stock in the three months ended March 31, 2024.

In the three months ended March 31, 2025, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of March 31, 2025 and 2024, there were no shares of Class A common stock held as treasury stock.

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three months ended March 31, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
On April 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on May 30, 2025, to shareholders of record at the close of business on May 15, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
b) Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 and the accompanying footnote disclosures for the Company, which are included in the 2024 Form 10-K.
For a complete summary of our significant accounting policies, see Note 1 to the Company’s audited consolidated financial statements in the 2024 Form 10-K.
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
c) Recently Issued Accounting Pronouncements
Issued and Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 and 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and Clarifying the Effective Date. This new guidance is intended to improve the disclosures a public company makes with respect to its expenses and seeks to address requests from financial statement users for more detailed information about the types of expenses in common captions. This new guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements when adopted.
For a description of other recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2024 Form 10-K.
d) Subsequent Events
The effects of other significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At March 31, 2025 and December 31, 2024, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $588 million and $520 million, respectively. At March 31, 2025 and December 31, 2024, the average interest rate on these deposits was approximately 4.47% and 5.31%, respectively. These deposits have no stated maturity dates.

As of March 31, 2025 and December 31, 2024, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company held $7.0 million and $6.9 million, respectively, with an average yield of 4.22% and 5.07%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At March 31, 2025 and December 31, 2024, the Company had restricted cash balances of $13.4 million and $24.4 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Bank, to repay according to margin requirements. At March 31, 2025 and December 31, 2024, this obligation was $12.5 million and $23.5 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
3. Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	March 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Treasury Securities	$1,952	$1	$—	$—	$1,953
U.S. Government agency and sponsored enterprise residential MBS	1,561,586	2,869	(35,415)	—	1,529,040
U.S. Government agency and sponsored enterprise commercial MBS	146,050	510	(4,667)	—	141,893
U.S. Government agency and sponsored enterprise obligations	16,067	11	(340)	—	15,738
Non-agency commercial MBS (1)	12,506	—	(550)	—	11,956
Municipal Bonds (2)	1,732	—	(201)	—	1,531
Total debt securities available for sale (3)	$1,739,893	$3,391	$(41,173)	$—	$1,702,111
__________________
(1)Issued by a financial institution.
(2)Includes MBS securities with a fair value of $1.5 million and amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $6.3 million as of March 31, 2025, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three months ended March 31, 2025.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Treasury Securities	$1,932	$1	$—	$—	$1,933
U.S. Government agency and sponsored enterprise residential MBS	1,310,419	758	(48,537)	—	1,262,640
U.S. Government agency and sponsored enterprise commercial MBS	148,338	137	(5,937)	—	142,538
U.S. Government agency and sponsored enterprise obligations	17,060	10	(388)	—	16,682
Non-agency commercial MBS (1)	12,517	—	(725)	—	11,792
Municipal Bonds (2)	1,732	—	(147)	—	1,585
Total debt securities available for sale (3)	$1,491,998	$906	$(55,734)	$—	$1,437,170

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
__________________
(1)Issued by a financial institution.
(2)Includes MBS securities with a fair value of $1.6 million and amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $5.7 million as of December 31, 2024, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2024.
There were no investments in foreign corporate bonds available for sale at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale, if any, are denominated in U.S. Dollars.
In the three months ended March 31, 2025 and 2024, there were no sales, calls or redemptions of debt securities available for sale.
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	119	$697,486	$(6,297)	318	$403,337	$(29,118)	$1,100,823	$(35,415)
Non-agency commercial MBS	—	—	—	1	11,956	(550)	11,956	(550)
U.S. Government agency and sponsored enterprise commercial MBS	7	42,305	(440)	30	64,021	(4,227)	106,326	(4,667)
U.S. Government agency and sponsored enterprise obligations	2	224	(1)	46	14,899	(339)	15,123	(340)
Municipal bonds	—	—	—	3	1,531	(201)	1,531	(201)
	128	$740,015	$(6,738)	398	$495,744	$(34,435)	$1,235,759	$(41,173)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	133	$717,487	$(13,555)	324	$407,841	$(34,982)	$1,125,328	$(48,537)
Non-agency commercial MBS	—	—	—	1	11,792	(725)	11,792	(725)
U.S. Government agency and sponsored enterprise commercial MBS	13	63,468	(1,261)	30	64,606	(4,676)	128,074	(5,937)
U.S. Government agency and sponsored enterprise obligation	2	228	(1)	47	15,982	(387)	16,210	(388)
Municipal Bonds	—	—	—	3	1,585	(147)	1,585	(147)
	148	$781,183	$(14,817)	405	$501,806	$(40,917)	$1,282,989	$(55,734)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At March 31, 2025 and December 31, 2024, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities below their amortized cost basis is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of March 31, 2025 and December 31, 2024. Additionally, the Company does not intend to sell these debt securities and it considers it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Contractual maturities
Contractual maturities of debt securities at March 31, 2025 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$2,182	$2,183
After 1 year through 5 years	53,371	52,332
After 5 years through 10 years	45,376	43,867
After 10 years	1,638,964	1,603,729
	$1,739,893	$1,702,111

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Equity securities with readily available fair value not held for trading
As of March 31, 2025 and December 31, 2024, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and a fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three months ended March 31, 2025 and 2024.

c) Securities Pledged

As of March 31, 2025 and December 31, 2024, the Company had $73.7 million and $135.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	March 31, 2025	December 31, 2024
Real estate loans
Commercial real estate
Nonowner occupied	$1,641,210	$1,678,473
Multi-family residential	400,371	336,229
Land development and construction loans	499,663	483,210
	2,541,244	2,497,912
Single-family residential	1,549,356	1,528,080
Owner occupied	951,311	1,007,074
	5,041,911	5,033,066
Commercial loans	1,714,583	1,751,902
Loans to financial institutions and acceptances	153,345	170,435
Consumer loans and overdrafts	247,998	273,008
Total loans held for investment, gross (1)	$7,157,837	$7,228,411
_________________
(1)Excludes accrued interest receivable.

At March 31, 2025 and December 31, 2024, loans with outstanding principal balances of $2.1 billion and $2.0 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $389.6 million and $393.7 million at March 31, 2025 and December 31, 2024, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.

International loans included above were $37.9 million and $40.7 million at March 31, 2025 and December 31, 2024, respectively, mainly comprised of single-family residential loans. These loans are generally secured by real estate properties located in the U.S.
There were no significant purchases of loans held for investment in the three months ended March 31, 2025 and 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of March 31, 2025 and December 31, 2024, are summarized in the following tables:

	March 31, 2025
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,641,210	$1,633,743	$2,927	$4,540	$—	$7,467
Multi-family residential	400,371	371,630	28,741	—	—	28,741
Land development and construction loans	499,663	499,663	—	—	—	—
	2,541,244	2,505,036	31,668	4,540	—	36,208
Single-family residential	1,549,356	1,517,530	13,946	12,635	5,245	31,826
Owner occupied	951,311	944,020	4,231	548	2,512	7,291
	5,041,911	4,966,586	49,845	17,723	7,757	75,325
Commercial loans	1,714,583	1,689,720	4,718	7,854	12,291	24,863
Loans to financial institutions and acceptances	153,345	153,345	—	—	—	—
Consumer loans and overdrafts	247,998	244,477	1,840	1,674	7	3,521
	$7,157,837	$7,054,128	$56,403	$27,251	$20,055	$103,709

	December 31, 2024
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,678,473	$1,676,816	$361	$1,296	$—	$1,657
Multi-family residential	336,229	335,984	245	—	—	245
Land development and construction loans	483,210	479,091	4,119	—	—	4,119
	2,497,912	2,491,891	4,725	1,296	—	6,021
Single-family residential	1,528,080	1,512,536	2,816	4,668	8,060	15,544
Owner occupied	1,007,074	995,443	6,196	336	5,099	11,631
	5,033,066	4,999,870	13,737	6,300	13,159	33,196
Commercial loans	1,751,902	1,732,409	12,608	1,362	5,523	19,493
Loans to financial institutions and acceptances	170,435	170,435	—	—	—	—
Consumer loans and overdrafts	273,008	269,761	1,984	1,255	8	3,247
	$7,228,411	$7,172,475	$28,329	$8,917	$18,690	$55,936

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Single-family residential	11,448	3,600	15,048	886
Owner occupied	20,070	2,179	22,249	—
	31,518	5,779	37,297	886
Commercial loans	58,469	26,438	84,907	122
Consumer loans and overdrafts	—	—	—	7
Total	$89,987	$32,217	$122,204	$1,015

	As of December 31, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Land development and construction loans	4,119	—	$4,119	—
	4,119	—	4,119	—
Single-family residential	73	8,067	8,140	1,201
Owner occupied	21,710	1,481	23,191	837
	25,902	9,548	35,450	2,038
Commercial loans	46,822	17,750	64,572	2,033
Consumer loans and overdrafts	—	—	—	8
Total (1)	$72,724	$27,298	$100,022	$4,079
_________________
(1)The Company did not recognize any interest income on nonaccrual loans during the period ended December 31, 2024.

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	March 31, 2025	December 31, 2024
Loans held for sale at the lower of cost or fair value
Real estate loans
Owner occupied (1)	$40,597	$—
Total loans held for sale at the lower of cost or fair value	40,597	—

Mortgage loans held for sale at fair value
Land development and construction loans	7,475	10,768
Single-family residential	13,253	32,143
Total mortgage loans held for sale at fair value (2)	20,728	42,911
Total loans held for sale (3)	$61,325	$42,911
_______________
(1)Classified as Substandard and in accrual status at March 31, 2025. Includes one loan with no valuation allowance recorded as of March 31, 2025. In April 2025, the Company determined that it no longer plans the sale of this loan and, therefore, in April 2025, reclassified the loan to its held for investment loan portfolio.
(2)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(3)Excludes accrued interest receivable.

c) Concentration of risk

While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida, the greater Tampa, Houston and the five New York City boroughs. At March 31, 2025, our commercial real estate loans held for investment based in Florida, Houston, New York and other regions were $2.0 billion, $192 million, $221 million and $146 million, respectively.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $41.6 million and $40.4 million as of March 31, 2025 and December 31, 2024, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5. Allowance for Credit Losses
The analyses by loan segment of the changes in the Allowance for Credit Losses, or ACL, for loans for the three month periods ended March 31, 2025 and 2024 is summarized in the following tables:

	Three Months Ended March 31, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$16,668	$44,732	$—	$23,563	$84,963
Provision for credit losses - loans	4,253	10,309	—	2,634	17,196
Loans charged-off	—	(1,833)	—	(3,547)	(5,380)
Recoveries	18	872	—	597	1,487
Balance at end of the period	$20,939	$54,080	$—	$23,247	$98,266

	Three Months Ended March 31, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,876	$41,809	$—	$27,819	$95,504
Provision for credit losses - loans	(2,988)	7,583	—	7,805	12,400
Loans charged-off	(591)	(2,424)	—	(10,187)	$(13,202)
Recoveries	25	579	—	744	1,348
Balance at end of the period	$22,322	$47,547	$—	$26,181	$96,050

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the three months ended March 31, 2025.
The ACL increased by $13.3 million, or 15.7% at March 31, 2025, compared to December 31, 2024. The ACL as a percentage of total loans held for investment was 1.37% at March 31, 2025 compared to 1.18% at December 31, 2024. The provision for credit losses on loans in the three month period ended March 31, 2025 was partially offset by net charge-offs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the first quarter of 2025, the provision for credit losses on loans included $13.9 million for specific reserves, $3.8 million to cover net charge-offs, $4.7 million due to model adjustments for macroeconomic factors, partially offset by releases of $4.4 million due to credit quality and other macroeconomic updates and $0.9 million due to lower loan balances.
In April 2025, the Company decided to sell and sold a participation in a Quick Service Restaurant (“QSR”)-related loan with carrying value of $6.9 million and ACL of $4.8 million as of March 31, 2025. Proceeds from the sale were $2.2 million which resulted in a charge off against the ACL of $4.8 million in April 2025.

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

Three Months Ended March 31, (in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2025	$4,025	$3,150	$—	$817	$7,992
2024	$1,768	$60,947	$—	$—	$62,715

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024. There were no modified loans that defaulted in the three months ended March 31, 2025 and 2024 and had been modified within the 12 months preceding the payment default.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

	As of March 31, 2025			As of December 31, 2024
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial Loans (1)	$9,185	$—	$—	$9,437	$—	$—
_________________
(1)Remained in nonaccrual status and classified as Substandard as of March 31, 2025 and December 31, 2024.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$36,813	$345,004	$145,326	$146,091	$334,553	$425,326	$125,389	$1,558,502
Special Mention	—	—	—	—	—	40,391	—	40,391
Classified
Substandard	—	—	—	20,995	21,322	—	—	42,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	36,813	345,004	145,326	167,086	355,875	465,717	125,389	1,641,210

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	5,071	45,549	1,826	69,511	111,306	126,224	32,602	392,089
Special Mention	—	—	—	—	—	8,282	—	8,282
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	5,071	45,549	1,826	69,511	111,306	134,506	32,602	400,371

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	85,727	200,917	78,330	—	8,826	36,450	89,413	499,663
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	85,727	200,917	78,330	—	8,826	36,450	89,413	499,663

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	72,722	278,908	270,125	389,448	127,155	128,210	266,854	1,533,422
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	861	1,558	10,593	—	792	2,130	15,934
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	72,722	279,769	271,683	400,041	127,155	129,002	268,984	1,549,356

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	37,430	215,302	125,420	159,267	200,168	155,049	33,979	926,615
Special Mention	—	—	—	—	—	2,447	—	2,447
Classified
Substandard	—	767	8,157	7,825	853	1,699	2,948	22,249
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	37,430	216,069	133,577	167,092	201,021	159,195	36,927	951,311

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	101,086	440,460	235,051	115,795	31,390	35,389	621,783	1,580,954
Special Mention	—	—	34,138	—	—	—	14,462	48,600
Classified
Substandard	—	—	22,011	26,972	391	9,299	26,356	85,029
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	101,086	440,460	291,200	142,767	31,781	44,688	662,601	1,714,583

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	95,363	—	—	—	13,500	44,482	153,345
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	95,363	—	—	—	13,500	44,482	153,345

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	4,169	20,270	6,952	71,954	12,992	—	131,654	247,991
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	7	—	—	—	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	4,176	20,270	6,952	71,954	12,992	—	131,654	247,998
Total loans held for investment, gross	$343,025	$1,643,401	$928,894	$1,018,451	$848,956	$983,058	$1,392,052	$7,157,837

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended March 31, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	22	—	38	—	60
Owner occupied	—	—	—	—	—	130	—	130
	—	—	—	22	—	168	—	190
Commercial loans	—	—	224	466	247	766	—	1,703
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	128	1	473	2,274	525	86	—	3,487
Total Quarter-To-Date Gross Charge-Offs	$128	$1	$697	$2,762	$772	$1,020	$—	$5,380

	Three Months Ended March 31, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	591	—	591
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	591	—	591
Commercial loans	—	161	1,841	48	98	276	—	2,424
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	45	338	6,830	2,479	351	144	—	10,187
Total Quarter-To-Date Gross Charge-Offs	$45	$499	$8,671	$2,527	$449	$1,011	$—	$13,202

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans
Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$42,317	$—	$—	$42,317	$—
	42,317	—	—	42,317	—
Single-family residential (2)	—	6,001	—	6,001	—
Owner occupied (3)	20,070	—	644	20,714	—
	62,387	6,001	644	69,032	—
Commercial loans	—	—	56,158	56,158	4,499
Total (4)	$62,387	$6,001	$56,802	$125,190	$4,499
_________________
(1)Weighted-average loan-to-value was approximately 51.5% at March 31, 2025.
(2)Weighted-average loan-to-value was approximately 57.7% at March 31, 2025.
(3)Weighted-average loan-to-value was approximately 70.1% at March 31, 2025.
(4)As part of the process of calculating the allowance for credit losses, the Company evaluated individually $35.4 million in loans in the restaurant and healthcare industry, in addition to collateral dependent loans.

	As of December 31, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$21,430	$—	$4,992	$26,422	$—
Land development and construction loans (2)	4,121	—	—	4,121	—
	25,551	—	4,992	30,543
Single-family residential (3)	—	67	—	67	—
Owner occupied (4)	63,111	—	—	63,111	—
	88,662	67	4,992	93,721	—
Commercial loans	—	—	62,572	62,572	2,105
Total (5)	$88,662	$67	$67,564	$156,293	$2,105
_________________
(1)Weighted-average loan-to-value was approximately 64.8% at December 31, 2024.
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

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at March 31, 2025 and December 31, 2024, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $737 million and $731 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, brokered time deposits amounted to $634 million and $702 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands, except percentages)
Less than 3 months	$389,200	30.9%	$386,857	30.4%
3 to 6 months	299,570	23.8%	349,673	27.5%
6 to 12 months	501,736	39.9%	464,812	36.6%
1 to 3 years	51,744	4.1%	53,745	4.2%
Over 3 years	16,672	1.3%	15,386	1.3%
Total	$1,258,922	100.0%	$1,270,473	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At March 31, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	March 31, 2025	December 31, 2024
			(in thousands)
2025	4.44%	Fixed	$—	$30,000
2026	4.90%	Fixed	10,000	10,000
2027	4.67% to 4.89%	Fixed	200,000	200,000
2029	3.54% to 4.45%	Fixed	505,000	505,000
Total (1)			$715,000	$745,000
_______________
(1)As of March 31, 2025 and December 31, 2024, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.54% to 3.76% , and maturing in 2029.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Derivative Instruments
At March 31, 2025 and December 31, 2024, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	March 31, 2025				December 31, 2024
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$78	$33	6	$114,178	$137	$81
Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	136	1,341,993	11,267	30,456	131	1,309,781	4,300	42,194
Third party broker	136	1,341,993	30,456	11,267	131	1,309,781	42,194	4,300
	272	2,683,986	41,723	41,723	262	2,619,562	46,494	46,494

Credit risk participation agreements	11	110,996	—	—	11	112,010	—	—

Interest rate caps:
Customers	7	127,927	—	613	7	131,251	—	932
Third party broker	7	127,927	613	—	7	131,251	932	—
	14	255,854	613	613	14	262,502	932	932

Mortgage derivatives:
Forward To Be Announced (MBS)	—	—	—	—	1	25,000	—	59
Interest rate lock commitments	74	41,988	405	7	60	30,081	301	46
Mortgage loan forward contracts	16	20,500	3	58	16	29,000	147	3
	90	62,488	408	65	77	84,081	448	108
Total derivatives not designated as hedging instruments	387	$3,113,324	$42,744	$42,401	364	$3,078,155	$47,874	$47,534
Total derivative instruments	393	$3,227,502	$42,822	$42,434	370	$3,192,333	$48,011	$47,615

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
At March 31, 2025 and December 31, 2024, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at March 31, 2025 and December 31, 2024 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million and $0.2 million in the three months ended March 31, 2025 and 2024, respectively, related to these interest rate swap contracts. In connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.

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

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, and a maturity date in the second quarter of 2025. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. Unrealized losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

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

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. A separate type of forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. The change in the fair value of these instruments was not significant in the three months ended March 31, 2025. In the three months ended March 31, 2024, the change in the fair value of these instruments was an unrealized gain of $0.3 million These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. At March 31, 2025 and December 31, 2024, there were $2.3 million and $0.4 million, respectively, in securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of March 31, 2025 and December 31, 2024, the Company had cash held as collateral for derivatives margin calls of $12.5 million and $23.5 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral.

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
The effective combined federal and state tax rates for the three months ended March 31, 2025 and 2024 were 22.50% and 21.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive Loss (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2025			December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(37,782)	$9,652	$(28,130)	$(54,828)	$14,006	$(40,822)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,150	(294)	856	1,364	(348)	1,016
Total AOCL	$(36,632)	$9,358	$(27,274)	$(53,464)	$13,658	$(39,806)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive income (loss) for the periods presented are summarized as follows:

	Three Months Ended March 31,
	2025			2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$17,046	$(4,354)	$12,692	$(6,890)	$1,786	$(5,104)
Reclassification adjustment for net gains or losses included in net income	—	—	—	—	—	—
	17,046	(4,354)	12,692	(6,890)	$1,786	(5,104)
Net unrealized holding (losses) gains on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	17	(4)	13	304	(77)	227
Reclassification adjustment for net interest income included in net income	(231)	58	(173)	(282)	71	(211)
	(214)	54	(160)	22	(6)	16
Total other comprehensive income (loss)	$16,832	$(4,300)	$12,532	$(6,868)	$1,780	$(5,088)

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
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2025 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,566,592
Standby letters of credit	176,066
Commercial letters of credit	30
$1,742,688

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024

Balances at beginning of period	$5,942	$3,102
Provision for credit losses - off balance sheet exposures	1,250	—
Balances at end of period	$7,192	$3,102

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,010	$—	$7,010
Securities
Debt securities available for sale
U.S. Treasury Securities	—	1,953	—	1,953
U.S. Government agency and sponsored enterprise residential MBS	—	1,529,040	—	1,529,040
U.S. Government agency and sponsored enterprise commercial MBS	—	141,893	—	141,893
U.S. Government agency and sponsored enterprise obligations	—	15,738	—	15,738
Non-agency commercial MBS	—	11,956	—	11,956
Municipal Bonds	—	1,531	—	1,531
	—	1,702,111	—	1,702,111

Equity securities with readily determinable fair values not held for trading	2,523	—	—	2,523
	2,523	1,702,111	—	1,704,634
Mortgage loans held for sale (at fair value)	—	20,728	—	20,728
Bank owned life insurance	—	252,997	—	252,997
Other assets
Mortgage servicing rights (MSRs)	—	—	1,446	1,446
Derivative instruments	—	42,822	—	42,822
	$2,523	$2,025,668	$1,446	$2,029,637
Liabilities
Other liabilities
Derivative instruments	$—	$42,434	$—	$42,434

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,944	$—	$6,944
Securities
Debt securities available for sale
U.S Treasury Securities	—	1,933	—	1,933
U.S. Government agency and sponsored enterprise residential MBS	—	1,262,640	—	1,262,640
U.S. government agency and sponsored enterprise commercial MBS	—	142,538	—	142,538
U.S. Government agency and sponsored enterprise obligations	—	16,682	—	16,682
Non-agency commercial MBS	—	11,792	—	11,792
Municipal Bonds	—	1,585	—	1,585
	—	1,437,170	—	1,437,170
Equity securities with readily determinable fair values not held for trading	2,477	—	—	2,477
	2,477	1,437,170	—	1,439,647
Mortgage loans held for sale (at fair value)	—	42,911	—	42,911
Bank owned life insurance	—	243,547	—	243,547
Other assets
Mortgage servicing rights (MSRs)	—	—	1,491	1,491
Derivative instruments	—	48,011	—	48,011
	$2,477	$1,778,583	$1,491	$1,782,551
Liabilities
Other liabilities
Derivative instruments	$—	$47,615	$—	$47,615

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$40,597	$—	$—	$40,597	$—
Loans held for investment measured for credit deterioration using the fair value of the collateral (1) (2)	24,625	—	—	24,625	11,390
Other Real Estate Owned (3)	17,541	—	—	17,541	534
	$82,763	$—	$—	$82,763	$11,924
_______________
(1)Includes commercial loans with a carrying amount of $24.6 million at March 31, 2025.
(2)Includes loans with specific reserves of $4.5 million and total write downs of $11.4 million at March 31, 2025.
(3)Includes $17.1 million and $0.4 million in commercial and residential real estate property, respectively.

	December 31, 2024
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)(2)	23,265	—	—	23,265	11,889
Other Real Estate Owned (3)	18,074	—	—	18,074	5,672
	$41,339	$—	$—	$41,339	$17,561
_______________
(1)Includes commercial and owner-occupied loans with a carrying amount of $23.0 million and $0.1 million, respectively, at December 31, 2024.
(2)Includes loans with specific reserves of $2.5 million and total write downs of $5.1 million at December 31, 2024.
(3)Includes $17.7 million and $0.4 million in commercial and residential real estate property, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following table presents the significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis.

Financial Instrument	Unobservable Inputs	Valuation Methods	Discount Range	Typical Discount
Collateral dependent loans	Discount to fair value	Appraisal value, as adjusted	0-30%	6-7%
		Inventory	0-100%	50-75%
		Accounts receivables	0-100%	35-50%
		Equipment	0-100%	20-30%
Other Real Estate Owned	Discount to fair value	Appraisal value, as adjusted	N/A	6-7%

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.

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

OREO

The Company values Other Real Estate Owned (OREO), at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The Company had OREO balances of $17.5 million and $18.1 million as of March 31, 2025 and December 31, 2024, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	2,996,156	2,954,512	3,187,223	3,113,807
Financial liabilities:
Time deposits	1,527,317	1,526,644	1,532,563	1,532,002
Advances from the FHLB	715,000	722,667	745,000	743,910
Senior notes	59,922	60,000	59,843	59,714
Subordinated notes	29,667	28,481	29,624	28,481
Junior subordinated debentures	64,178	63,542	64,178	63,255

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data and per share amounts)	2025	2024
Numerator:
Net income attributable to Amerant Bancorp Inc.	$11,958	$10,568
Net income available to common stockholders	$11,958	$10,568
Denominator:
Basic weighted average shares outstanding	42,015,507	33,538,069
Dilutive effect of share-based compensation awards	171,252	283,493
Diluted weighted average shares outstanding	42,186,759	33,821,562

Basic earnings per common share	$0.28	$0.32
Diluted earnings per common share	$0.28	$0.31

As of March 31, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units (“RSUs”) totaling 542,993 (restricted stock, RSUs and performance share units totaling 589,533 as of March 31, 2024). In the three months ended March 31, 2025 and 2024, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

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
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 5, 2025 (the “2024 Form 10-K”).

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
All statements other than statements of historical fact are statements that could be forward-looking statements. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition. Examples of forward-looking statements include but are not limited to: our future operating or financial performance, including revenues, expenses, expense savings, income or loss and earnings or loss per share, and other financial items; statements regarding expectations, plans or objectives for future operations, products or services, and our expectations on our securities repositioning and loan recoveries or reaching positive resolutions on problem loans. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2024 Form 10-K , and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website www.sec.gov.

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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2024 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2024 Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the 2024 Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2024 Form 10-K, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through the Bank, which is also headquartered in Coral Gables, Florida, and its operating subsidiaries, Amerant Investments and Amerant Mortgage. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank, the Bank’s securities broker-dealer, Amerant Investments, and the mortgage company, Amerant Mortgage. The Bank’s primary markets are South Florida, where we are headquartered and operate 20 banking centers in Miami-Dade, Broward and Palm Beach counties; and Tampa, Florida where we have a regional headquarters office and currently operate one banking center that serve the greater Tampa markets.

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

Business Developments
For more information on the progress of our business strategy and strategic initiatives in 2024, see Item 1. Business section included in the 2024 Form 10-K.
Other Actions

In the first quarter of 2025, we had strategic additions to our leadership team, particularly our risk management function. We hired a new Chief Credit Officer who started in mid-March 2025, leading a focused assessment of our current credit functions and credit quality overall. He is also now a part of our Executive Management Committee. We also hired a new Head of Treasury Management who will help expand our treasury management services and grow core deposit relationships. Lastly, our Chief Business Development Officer, who had joined the Company last year has now assumed additional responsibilities as Chief Consumer Banking Officer, where he will leverage his extensive business development, private banking and wealth management experience to further elevate the Company’s consumer banking strategy.

In April 2025, we opened our new regional headquarters office and our new banking center in West Palm Beach. We currently have two planned openings in Miami Beach, FL and a second location in downtown Tampa, FL in the coming months.

Amerant Mortgage Updates

In April 2025, the Company announced its strategic decision to transition from being a national mortgage originator to focusing on in-footprint mortgage lending to support the Company’s retail and private banking customer base. In the next 120 days, the Company plans to progressively reduce the FTE count from 77 FTEs to 20, transfer loans owned into our core platform, and exit and/or modify existing vendor contracts.

We believe these strategic actions will support our ongoing efforts in becoming the bank of choice in the markets we serve.

Macroeconomic Outlook

The economy is currently experiencing heightened uncertainty, primarily due to market reactions to changes in tariff policies. Throughout the first quarter of 2025, the Federal Reserve has maintained steady interest rates, despite inflation remaining above its 2% target. Tariffs have the potential to exacerbate inflationary pressures, although the duration of their impact—whether temporary or prolonged—remains uncertain.

In terms of employment, data has remained relatively stable, with the unemployment rate slightly increasing to just above 4%. Federal Reserve officials, including Chairman Powell, have indicated a willingness to exercise patience at current levels of inflation and unemployment to better understand how policy changes affect economic indicators..

Overall, the economic data presents a mixed picture. While the manufacturing sector continues to contract, the services sector is expanding, albeit at a slower pace compared to the previous two quarters. Additionally, consumer spending in the United States appears to be decelerating. Historical data suggests signs of an economic slowdown are emerging. Coupled with forward-looking concerns over tariffs, a growing number of economists anticipate that the United States could enter a recession in the latter half of 2025. The severity of the downturn is expected to depend on tariff rates and the potential escalation of trade disputes.

This macroeconomic environment has contributed to volatility across the banking industry and other sectors. Consequently, we continuously face challenges in executing our business strategy. These include expanding our assets (especially loans and deposits) amid fierce competition, adapting to fluctuating interest rates, and complying with evolving regulatory requirements.

While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our business, financial condition, results of operations, or cash flows.

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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances which we may execute from time to time as part of asset/liability management activities; (vii) income from derivative transaction with customers; (viii) derivative gains or losses; and (ix) other noninterest income which includes mortgage banking revenue and gains or losses on the sale of loans originated for investment.

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

Other noninterest income includes mortgage banking income generated through our subsidiary, Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $0.4 million and $1.1 million in the three months ended March 31, 2025 and 2024, respectively. Other income in the three months ended March 31, 2025, includes approximately $2.8 million of net gain on sale of loans originated for investment.

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

Other operating expenses include community engagement, earnings credits, mortgage loan origination and servicing expenses, charitable contributions, postage and courier expenses, debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan, and other small operational expenses. Earnings credits are provided to certain commercial depositors in the mortgage banking industry to help offset deposit service charges incurred.

Non-routine noninterest expense items include other non-routine noninterest expenses. Other non-routine noninterest expenses include the effect of items such as OREO and loans held for sale valuation allowances, sale of repossessed assets, impairment of investments, gains on sale of loans, amongst others items non-recurrent in nature. See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

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

Summary Results
The summary results for the three months ended March 31, 2025 include the following:
•Total assets were $10.2 billion at March 31, 2025, up $268.0 million, or 2.7%, compared to $9.9 billion at December 31, 2024.

•Total gross loans, which includes all loans held for sale, were $7.2 billion at March 31, 2025, down $52.2 million, or 0.7%, compared to $7.3 billion at December 31, 2024.

•Cash and cash equivalents were $648.4 million, up $58.0 million or 9.8%, compared to $590.4 million at December 31, 2024.

•Total deposits were $8.2 billion at March 31, 2025, up $300.4 million, or 3.8%, compared to $7.9 billion at December 31, 2024.

•Total advances from the FHLB were $715.0 million, down $30.0 million or 4.0%, compared to $745.0 million as of December 31, 2024. The Bank had an aggregate borrowing capacity of $3.0 billion from the Federal Reserve or FHLB as of March 31, 2025.

•Net Interest Margin (“NIM”) was 3.75% in the three months ended March 31, 2025 compared to 3.51% in the three months ended March 31, 2024.

•Average yield on loans was 6.84% in the three months ended March 31, 2025 compared to 7.05% in the three months ended March 31, 2024.

•Average cost of total deposits was 2.60% in the three months ended March 31, 2025 compared to 3.00% in the three months ended March 31, 2024.

•Loan to deposit ratio was 88.5% at March 31, 2025 compared to 92.6% at December 31, 2024.

•Total non-performing assets were $140.8 million at March 31, 2025, up $18.6 million, or 15.2%, compared to $122.2 million at December 31, 2024. As of March 31, 2025, non-performing assets consist of $123.2 million in non-performing loans and $17.5 million in real estate owned. Non-performing loans increased by $19.1 million from $104.1 million at December 31, 2024, while classified loans increased from $166.5 million at December 31, 2024 to $206.1 million at March 31, 2025.

•The allowance for credit losses (“ACL”) as of March 31, 2025 was $98.3 million, up $13.3 million, or 15.7%, compared to $85.0 million as of December 31, 2024.
.
•Assets Under Management and custody (“AUM”) totaled $2.9 billion, as of March 31, 2025, up $42.6 million, or 1.5%, from $2.9 billion as of December 31, 2024.

•Pre-provision net revenue (“PPNR”)(1) was $33.9 million in the three months ended March 31, 2025, an increase of $8.0 million, or 31.0% , compared to $25.9 million in the three months ended March 31, 2024.

•Net Interest Income (“NII”) was $85.9 million in the three months ended March 31, 2025, up $7.9 million, or 10.2%, from $78.0 million in the three months ended March 31, 2024.

•Provision for credit losses was $18.4 million in the three months ended March 31, 2025, up $6.0 million, or 48.76% compared to $12.4 million in the three months ended March 31, 2024.

•Non-interest income was $19.5 million in the three months ended March 31, 2025, up $5.0 million or 34.8%, from $14.5 million in the three months ended March 31, 2024.

•Non-interest expense was $71.6 million in the three months ended March 31, 2025, up $5.0 million, or 7.4%, from $66.6 million in the three months ended March 31, 2024.

•The efficiency ratio was 67.9% in the three months ended March 31, 2025 compared to 72.0% in the three months ended March 31, 2024.

•Return on average Assets (“ROA”) was 0.48% in the three months ended March 31, 2025, compared to 0.44% in the three months ended March 31, 2024.

•Return on average equity (“ROE”) was 5.32% in the three months ended March 31, 2025 compared to 5.69% in the three months ended March 31, 2024.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three Month Periods Ended March 31, 2025 and 2024

Net income
The table below sets forth certain results of operations data for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2025	2024	2025 vs 2024

Net interest income	$85,904	$77,968	$7,936	10.2%
Provision for credit losses	18,446	12,400	6,046	48.8%
Net interest income after provision for credit losses	67,458	65,568	1,890	2.9%
Noninterest income	19,525	14,488	5,037	34.8%
Noninterest expense	71,554	66,594	4,960	7.5%
Income before income tax expense	15,429	13,462	1,967	14.6%
Income tax expense	(3,471)	(2,894)	(577)	(19.9)%
Net income attributable to Amerant Bancorp Inc.	$11,958	$10,568	$1,390	13.2%
Basic earnings per common share	$0.28	$0.32	$(0.04)	(12.5)%
Diluted earnings per common share (1)	$0.28	$0.31	$(0.03)	(9.7)%

__________________
(1)    In the three month periods ended March 31, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended March 31, 2025 and 2024
In the three months ended March 31, 2025, net income attributable to the Company was $12.0 million, or $0.28 income per diluted share, compared to net income of $10.6 million, or $0.31 income per diluted share, in the same quarter of 2024. The increase of $1.4 million, or 13.2%, in the three months ended March 31, 2025 was primarily driven by higher net interest income and noninterest income. These results were partially offset by higher provision for credit losses as well as higher noninterest expense.

Net interest income was $85.9 million in the three months ended March 31, 2025, an increase of $7.9 million, or 10.2%, from $78.0 million in the three months ended March 31, 2024. This was primarily driven by an increase of $233.4 million, or 18.8%, $178.2 million or 2.5%, and $157.6 million or 37.3%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. Additionally. the cost of interest-bearing liabilities decreased 34 basis points in the current quarter compared to the period last year. These improvements were partially offset by: (i) a decrease of $224.9 million, or 100.0%, in the average balance of debt securities held to maturity; (ii) an 11 basis points decrease in the average yield on total interest earning assets; and (iii) an increase of 60.6 million, or 0.8%, in the average balance of total interest-bearing liabilities in the current quarter compared to the same period last year.

Noninterest income was $19.5 million in the three months ended March 31, 2025 compared to noninterest income of $14.5 million in the three months ended March 31, 2024. The increase was mainly driven by: (i) other noninterest income; (ii) loan-level derivative income; (iii) higher deposits and service fees; and (iv) higher total brokerage, advisory and fiduciary activities See “Noninterest Income” for more details.

In the three months ended March 31, 2025 and 2024, noninterest income included non-routine items of $2.8 million and $22.8 million. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest income.

Noninterest expense was $71.6 million in the three months ended March 31, 2025, an increase of $5.0 million, or 7.5%, compared to $66.6 million in the same period in 2024. This increase was mainly due to: (i) higher professional and other service fees; (ii) higher advertising expenses; (iii) higher net OREO and repossessed assets expenses; (iv) higher salary and employee benefits; (v) higher loan-level derivative expenses; and (vi) higher FDIC assessments and insurance expenses. These increases were partially offset by: (i) lower other operating expenses; (ii) lower occupancy and equipment expenses; and (iii) lower telecommunication and data processing expenses. See “Noninterest Expense” for more details.

In the three months ended March 31, 2025, noninterest expense included total non-routine items of $0.5 million while there were no non-routine noninterest expenses in the three months ended March 31, 2024. See “Our Company - Primary Factors Used to Evaluate Our Business” for detailed information on non-routine items in noninterest expense.

In the three months ended March 31, 2025 and 2024, the Company incurred noninterest expenses of $3.2 million and $3.1 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 77 full time equivalent employees (“FTEs”) at March 31, 2025 compared to 65 at March 31, 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month periods ended March 31, 2025 and 2024. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,174,160	$121,021	6.84%	$6,995,974	$122,705	7.05%
Debt securities available for sale (3) (4)	1,473,170	17,964	4.95%	1,239,762	13,186	4.28%
Debt securities held to maturity (5)	—	—	—%	224,877	1,967	3.52%
Debt securities held for trading	156	—	—%	—	—	—%
Equity securities with readily determinable fair value not held for trading	2,497	19	3.09%	2,477	55	8.93%
Federal Reserve Bank and FHLB stock	57,320	936	6.62%	50,180	883	7.08%
Deposits with banks	580,409	6,401	4.47%	422,841	5,751	5.47%
Other short-term investments	6,434	67	4.22%	5,932	78	5.29%
Total interest-earning assets	9,294,146	146,408	6.39%	8,942,043	144,625	6.50%
Total non-interest-earning assets (6)	748,385			812,523
Total assets	$10,042,531			$9,754,566

	Three Months Ended March 31,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,133,727	$10,454	1.99%	$2,445,362	$17,736	2.92%
Money market	1,810,172	16,653	3.73%	1,431,949	14,833	4.17%
Savings	239,843	22	0.04%	262,528	28	0.04%
Total checking and saving accounts	4,183,742	27,129	2.63%	4,139,839	32,597	3.17%
Time deposits	2,227,932	23,858	4.34%	2,290,587	26,124	4.59%
Total deposits	6,411,674	50,987	3.23%	6,430,426	58,721	3.67%
Advances from the FHLB (7)	723,667	7,200	4.04%	644,753	5,578	3.48%
Senior notes	59,883	942	6.38%	59,567	943	6.37%
Subordinated notes	29,646	361	4.94%	29,476	361	4.93%
Junior subordinated debentures	64,178	1,014	6.41%	64,178	1,054	6.61%
Total interest-bearing liabilities	7,289,048	60,504	3.37%	7,228,400	66,657	3.71%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,544,770			1,435,226
Accounts payable, accrued liabilities and other liabilities	297,491			344,197
Total non-interest-bearing liabilities	1,842,261			1,779,423
Total liabilities	9,131,309			9,007,823
Stockholders’ equity	911,222			746,743
Total liabilities and stockholders' equity	$10,042,531			$9,754,566
Excess of average interest-earning assets over average interest-bearing liabilities	$2,005,098			$1,713,643
Net interest income		$85,904			$77,968
Net interest rate spread			3.02%			2.79%
Net interest margin (8)			3.75%			3.51%
Cost of total deposits (9)			2.60%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.51%			123.71%
Average non-performing loans/ Average total loans	1.43%			0.46%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $83.5 million and $92.3 million in the three months ended March 31, 2025 and 2024, respectively. The average balance of total loans held for sale was $46.2 million and $180.5 million in the three months ended March 31, 2025 and 2024, respectively.
(2)    Includes average non-performing loans of $103.6 million and $32.6 million for the three months ended March 31, 2025 and 2024, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $47.0 million and $101.5 million in the three months ended March 31, 2025 and 2024, respectively.
(4)    Includes nontaxable securities with average balances of $54.3 million and $18.3 million for the three months ended March 31, 2025 and 2024, respectively. The tax equivalent yield for these nontaxable securities was 4.77% and 4.68% for the three months ended March 31, 2025 and 2024, respectively. In 2025 and 2024, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.
(5)    We had no average held to maturity balances in the three months ended March 31, 2025. Includes nontaxable securities with average balances of $48.5 million for the three months ended March 31, 2024. The tax equivalent yield for these nontaxable securities was 4.25% for the three months ended March 31, 2024. In 2024, the tax equivalent yields were calculated by assuming a 21% tax rate and dividing the actual yield by 0.79. There were no held to maturity securities in 2025.
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

Net Interest Income
Three Months Ended March 31, 2025 and 2024
Net interest income in the three months ended March 31, 2025, was $85.9 million, an increase of $7.9 million, or 10.2%, from $78.0 million in the three months ended March 31, 2024. This was primarily driven by an increase of $233.4 million, or 18.8%, $178.2 million or 2.5%, and $157.6 million or 37.3%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. Additionally. the cost of interest-bearing liabilities decreased 34 basis points in the current quarter compared to the period last year. These improvements were partially offset by (i) an 11 basis points decrease in the average yield on total interest earning assets; and (ii) an increase of $60.6 million or 0.8%, in the average balance of total interest-bearing liabilities in the current quarter compared to the same period last year . Net interest margin was 3.75% in the three months ended March 31, 2025, an increase of 24 basis points from 3.51% in the three months ended March 31, 2024. See discussions further below for more details.
During the first quarter of 2025 we had higher average balance of loans and debt securities available for sale compared to the same period last year. In addition, we had no debt securities held to maturity at March 31, 2025, compared to $224.9 million at March 31, 2024. The Company was able to reprice the cost of its interest-bearing deposits to offset lower yields on the loan portfolio we recorded during the first quarter of 2025 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details.

Interest Income
Total interest income was $146.4 million in the three months ended March 31, 2025, an increase of $1.8 million, or 1.2%, compared to $144.6 million for the same period of 2024. This was primarily driven by an increase of $233.4 million, or 18.8%, $178.2 million, or 2.5%, and $157.6 million or 37.3%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. These increases were partially offset by: (i) a decrease of $224.9 million, or 100.0%, in the average balance of debt securities held to maturity and ii) an 11 basis points decrease in the average yield on total interest earning assets.
Interest income on loans in the three months ended March 31, 2025 was $121.0 million, a decrease of $1.7 million, or 1.4%, compared to $122.7 million in the same period last year, primarily due to a 21 basis points decrease in average yields as well as having fewer days in the quarter compared to the same period last year. The decrease in interest income on loans was partially offset by an increase in the average balance of loans which include increases in commercial loans during the quarter compared to the same period 2024. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $18.0 million in the three months ended March 31, 2025, an increase of $4.8 million, or 36.2%, compared to $13.2 million in the same period of 2024. This was mainly due to an increase of $233.4 million, or 18.8% in the average balance of these securities as well as an increase of 67 basis points in average yields, primarily as a result of the investment portfolio repositioning that was completed in October 2024. In the three months ended March 31, 2025, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $47.0 million compared to $101.5 million in the same period last year. As of March 31, 2025, corporate debt securities comprised 0.9% of the available-for-sale portfolio, down from 24.4% at March 31, 2024.

As of March 31, 2025, floating rate investments represent 22.4% of our total investment portfolio compared to 12.9% at March 31, 2024. In addition, the expected overall duration decreased to 4.4 years at March 31, 2025 from 5.2 years at March 31, 2024 due to higher prepayment assumptions due to projections of lower market rates and higher composition of variable-rate investments that result in a lower weighted average duration.
Interest Expense
Interest expense was $60.5 million in the three months ended March 31, 2025, a decrease of $6.2 million or 9.2%, compared to $66.7 million in the same period of 2024. This was primarily due to a decrease of 34 basis points in total interest-bearing liabilities mainly due to a decrease of 44 basis points in the average rates paid on total deposits as well as a lower average balance of total deposits mainly in interest-bearing deposits, time deposits and savings accounts.
Interest expense on interest-bearing deposits was $51.0 million in the three months ended March 31, 2025, a decrease of $7.7 million, or 13.2%, compared to $58.7 million for the same period of 2024. This was mainly driven by a decrease of 44 basis points in the average rates paid on total deposits, and a decrease of $18.8 million, or 0.3%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $2.3 million, or 8.7%, in the three months ended March 31, 2025 compared to the same period in 2024. This was mainly due to a decrease of 25 basis points in the average cost of total time deposits. In addition, there was a decrease of $62.7 million, or 2.7%, in the average balance of these deposits, which includes a decrease of $43.1 million in the average balance of customer CDs and a decrease of $19.6 million in the average balance of brokered time deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $5.5 million, or 16.8% in the three months ended March 31, 2025 compared to the same period one year ago, mainly due to a decrease of 54 basis points in the average costs on these deposits. In addition, there was a decrease of $311.6 million, or 12.7%, and $22.7 million, or 8.6%, in the average balances of interest bearing demand deposits and savings accounts, respectively. The decreases in interest bearing demand deposits and savings accounts were partially offset by an increase of $378.2 million, or 26.4%, in the average balance of money market accounts in the three months ended March 31, 2025 compared to the same period in 2024.
•Interest expense on advances from the FHLB increased $1.6 million, or 29.1%, in the three months ended March 31, 2025 compared to the same period of 2024, primarily driven by an increase of $78.9 million, or 12.2%, in the average balance on this funding source compared to the same period in 2024. In the first three months of 2025, the Company repaid $30.0 million of advances from the FHLB and did not have any new borrowings during the period. See “Capital Resources and Liquidity Management” for more details on the repayment of advances from the FHLB.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2025	2024

Balance at the beginning of the period	$84,963	$95,504
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Multi-family residential	$—	$(591)
Single-family residential	(60)	—
Owner occupied	(130)	—
	(190)	(591)
Commercial	(1,703)	(2,424)
Consumer and others	(3,487)	(10,187)
Total Charge-offs	$(5,380)	$(13,202)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	$18	25
	18	25
Single-family residential	—	18
Owner occupied	—	17
	18	60
Commercial	872	562
Consumer and others	597	726
Total Recoveries	$1,487	$1,348

Net charge-offs	(3,893)	(11,854)
Provision for credit losses - loans	17,196	12,400
Balance at the end of the period	$98,266	$96,050

Three Months Ended March 31, 2025 and 2024
The Company recorded a provision for credit losses on loans of $17.2 million in the three months ended March 31, 2025, compared to $12.4 million in the same period last year. In the first quarter of 2025, the provision for credit losses on loans includes $13.9 million for specific reserves for five commercial loans, $3.8 million to cover net charge-offs, $4.7 million due to enhancements to model macroeconomic factors, partially offset by releases of $4.4 million due to credit quality and other macroeconomic updates and $0.9 million due to loan growth.

During the three months ended March 31, 2025, charge-offs decreased $7.8 million, or 59.2%, compared to the same period of the prior year. In the three months ended March 31, 2025, charge-offs include: $2.1 million related to purchased indirect consumer loans and $3.2 million related to retail and business banking loans. This was offset by $1.5 million in recoveries.
In the three months ended March 31, 2024, charge-offs included $10.4 million related to multiple consumer loans, primarily purchased indirect consumer loans, $2.4 million related to multiple commercial loans, and $0.6 million related to the sale of a CRE loan in New York. Charge-offs in the first quarter of 2024, were partially offset by $1.3 million in recoveries, $0.7 million in consumer loans, primarily purchased indirect consumer loans and $0.6 million related to multiple commercial loans.
The ratio of net charge-offs over the average total loan portfolio held for investment was 0.22% in the first quarter of 2025, compared to 0.69% in the first quarter of 2024.
During the three months ended March 31, 2025 and 2024, consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million. As of March 31, 2025, there were 3 loans recently downgraded totaling $22.1 million with appraisals older than 12 month, for which new appraisals have been ordered. No additional provision for credit losses were deemed necessary as a result of these valuations.

In April 2025, the Company decided to sell and sold a participation in a Quick Service Restaurant “(QSR”)-related loan with carrying value of $6.9 million and ACL of $4.8 million as of March 31, 2025. Proceeds from the sale were $2.2 million which resulted in a charge off against the ACL of $4.8 million in April 2025.

We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended March 31,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$5,137	26.3%	$4,325	29.9%	$812	18.8%
Brokerage, advisory and fiduciary activities	4,729	24.2%	4,327	29.9%	402	9.3%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,450	12.5%	2,342	16.2%	108	4.6%
Loan-level derivative income (2)	1,508	7.7%	466	3.2%	1,042	223.6%
Cards and trade finance servicing fees	1,392	7.1%	1,223	8.4%	169	13.8%
Derivative losses, net (3)	—	—%	(152)	(1.1)%	152	(100.0)%
Securities gains (losses), net (4)	64	0.3%	(54)	(0.4)%	118	(218.5)%
Other noninterest income (5)	4,245	21.9%	2,011	13.9%	2,234	111.1%
Total noninterest income	$19,525	100.0%	$14,488	100.0%	$5,037	34.8%
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
(4) Amounts are primarily in connection with losses and gains on the sale of securities.
(5)    Includes mortgage banking income of $0.4 million and $1.1 million in the three months ended March 31, 2025 and March 31, 2024, respectively, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. Other sources of income in the periods shown include net gains/(losses) on sales of loans that are originated for investment, foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

Three Months Ended March 31, 2025 and 2024
Total noninterest income increased $5.0 million, or 34.8%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024 mainly due to: (i) other noninterest income; (ii) loan-level derivative income; (iii) higher deposits and service fees; and (iv) higher total brokerage, advisory and fiduciary activities.

Other noninterest income increased $2.2 million, or 111.1%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by a net gain of $2.8 million primarily from a loan note sale that was previously charged-off, which was partially offset by a $0.6 million decrease in mortgage banking income.

Loan-level derivative income increased $1.0 million, or 223.6%, in the three months ended March 31, 2025 compared to the same period in 2024, mainly driven by new swap contracts during the period compared to the same period last year. Additionally, we recognized income associated with swap terminations during the period.

Deposits and service fees increased $0.8 million, or 18.8%, in the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by an increase in statement fees on non-personal accounts and an increase on commission income on wire transfers.

Our AUM totaled $2.93 billion at March 31, 2025, an increase of $42.6 million, or 1.5%, from $2.89 billion at December 31, 2024, primarily driven by net new assets which was partially offset by market volatility which resulted in lower market valuations.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits	$33,347	46.6%	$32,958	49.5%	$389	1.2%
Professional and other services fees (1)	14,682	20.5%	10,963	16.5%	3,719	33.9%
Occupancy and equipment	6,136	8.6%	6,476	9.7%	(340)	(5.3)%
Telecommunications and data processing	3,475	4.9%	3,533	5.3%	(58)	(1.6)%
Advertising expenses	3,635	5.1%	3,078	4.6%	557	18.1%
FDIC assessments and insurance	3,236	4.5%	3,008	4.5%	228	7.6%
Depreciation and amortization	1,588	2.2%	1,477	2.2%	111	7.5%
Other real estate owned and repossessed assets expense (income), net (2)	164	0.2%	(354)	(0.5)%	518	(146.3)%
Loan-level derivative expense (3)	360	0.5%	4	—%	356	N/M
Other operating expenses	4,931	6.9%	5,451	8.2%	(520)	(9.5)%
Total noninterest expenses (4)	$71,554	100.0%	$66,594	100.0%	$4,960	7.5%
____
(1)    Includes recurring service fees in connection with the engagement of the Company’s outsourced technology provider, FIS®, in all periods shown.
(2) Includes $0.5 million of OREO valuation expense in the three months ended March 31, 2025.
(3) Includes service fees in connection with our loan-level derivative income generation activities.
(4) Includes $3.2 million and $3.1 million in the three months ended March 31, 2025 and March 31, 2024, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.
N/M Not meaningful

Three Months Ended March 31, 2025 and 2024
Noninterest expense increased $5.0 million, or 7.5%, in the three months ended March 31, 2025 compared to the same period in 2024, mainly due to: (i) higher professional and other service fees; (ii) higher advertising expenses; (iii) higher net OREO and repossessed assets expenses; (iv) higher salary and employee benefits; (v) higher loan-level derivative expenses; and (vi) higher FDIC assessments and insurance expenses. These increases were partially offset by: (i) lower other operating expenses; and (ii) lower occupancy and equipment expenses,
Professional and other services fees increased $3.7 million, or 33.9%, in the three months ended March 31, 2025 compared to the same period last year. This was mainly driven by an overall increase in other professional fees related to outsourced core software and technology services, mortgage servicing expenses, accounting fees in connection with outsourced audit fees and consulting and legal fees related to various projects.

Advertising expenses increased $0.6 million, or 18.1%, in the three months ended March 31, 2025 compared to the same period last year. This was mainly driven by higher expenses related to traditional media agreements, higher expenses related to professional sports agreements as well as higher expenses related to community engagement events.

Other real estate owned and repossessed assets expenses increased $0.5 million, or 146.3%, in the three months ended March 31, 2025, compared to the same period last year. This was mainly due to the $0.5 million valuation expense related to one OREO property.

Loan-level derivative expenses increased $0.4 million in the three months ended March 31, 2025, compared to the same period last year due to higher expenses during the period associated with payments for opening of new swaps.

FDIC assessments and insurance expenses increased $0.2 million, or 7.6%, in the three months ended March 31, 2025, compared to the same period last year due to the period having higher average assets which contributed to higher FDIC assessment expenses.

Salaries and employee benefits increased $0.4 million, or 1.2%, in the three months ended March 31, 2025 compared to the same period one year ago, mainly driven by: (i) higher severance expenses; (ii) higher salary expense as a result of the new hires and higher average FTEs during the period; and (iii) higher bonus variable compensation mainly attributable to better performance, as well as higher average FTEs, in the quarter compared to the same period last year. This was partially offset by lower equity variable compensation in connection with the long-term incentive program mainly attributable to the effect of forfeitures during the period. At March 31, 2025, our FTEs were 726, a net increase of 30 FTEs, or 4.3% compared to 696 FTEs at March 31, 2024.
Other operating expenses decreased $0.5 million, or 9.5%, in the three months ended March 31, 2025 compared to the same period in 2024, mainly driven by lower operating charge-offs and other loan servicing expenses as well as lower donations and postage and carrier fees during the period. These decreases were partially offset by earnings credits paid to certain commercial deposit customers on their noninterest bearing accounts.

Occupancy and equipment expenses decreased $0.3 million, or 5.3%, in the three months ended March 31, 2025 compared to the same period one year ago primarily due to fewer banking centers as a result of the Houston Sale Transaction, and an increase in sublease income from additional subleasing of portions of the headquarter building.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2025	2024	2025 vs 2024
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$15,429	$13,462	$1,967	14.6%
Income tax expense	$3,471	$2,894	$577	19.9%
Effective income tax rate	22.50%	21.50%	1.00%	4.7%

In the first quarter of March 31, 2025, income tax expense increased to $3.5 million from $2.9 million, mainly driven by higher income before income taxes in the current period compared to the same period last year.
As of March 31, 2025, the Company’s net deferred tax assets were $53.4 million, a decrease of $0.1 million, or 0.2%, compared to $53.5 million as of December 31, 2024. This was primarily driven by a decrease of $4.4 million in connection with $17.0 million in net unrealized holding gains on debt securities available for sale during the period, partially offset by the tax effect of an increase in the allowance for credit losses.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “core noninterest income”, “core noninterest expense”, “core net income”, “core earnings per share (basic and diluted)”, “core return on assets (Core ROA)”, “core return on equity (Core ROE)”, “core efficiency ratio”, “tangible stockholders’ equity (book value) per common share”, “tangible common equity ratio, adjusted for net unrealized accumulated losses on debt securities held to maturity”, and “tangible stockholders' equity (book value) per common share, adjusted for net unrealized accumulated losses on debt securities held to maturity”. This supplemental information is not required by, or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures”.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our business. Management believes that these supplementary non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance. These non-GAAP financial measures have been adjusted for the effect of non-core banking activities such as the sale of loans and securities, valuations of loans held for sale and other real estate owned. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR, Core PPNR, core noninterest income and core noninterest expense, non-GAAP financial measures, as of the dates presented:

	Three Months Ended March 31,
(in thousands)	2025	2024

Net income attributable to Amerant Bancorp Inc.	$11,958	$10,568
Plus: provision for credit losses (1)	18,446	12,400
Plus: provision for income tax expense	3,471	2,894
Pre-provision net revenue (PPNR)	33,875	25,862
Plus: non-routine noninterest expense items	534	—
Less: non-routine noninterest income items	(2,863)	206
Core pre-provision net revenue (Core PPNR)	$31,546	$26,068

Total noninterest income	$19,525	$14,488
Less: Non-routine noninterest income items:
Derivatives losses, net	—	(152)
Securities gain (losses), net	64	(54)
Gain on sale of loans (2)	2,799	—
Total non-routine noninterest income (loss) items	$2,863	$(206)
Core noninterest income	$16,662	$14,694

Total noninterest expenses	$71,554	$66,594
Less: non-routine noninterest expense items
Other non-routine noninterest expense items:
Other real estate owned valuation expense (3)	534	—
Total non-routine noninterest expense items	$534	$—
Core noninterest expenses	$71,020	$66,594
(1) Includes provision for credit losses on loans and provision for loan contingencies. See “Analysis of the Allowance for Credit Losses” for details.
(2)     In the three months ended March 31, 2025, includes a gain on sale of $3.2 million, related to the sale of a loan that had been charged off in prior periods.
(3) Includes $0.5 million of OREO valuation expense in the three months ended March 31, 2025.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of March 31, 2025	As of December 31, 2024

Stockholders' equity	$906,263	$890,467
Less: goodwill and other intangibles (1)	(24,135)	(24,314)
Tangible common stockholders' equity	$882,128	$866,153
Total assets	10,169,688	9,901,734
Less: goodwill and other intangibles (1)	(24,135)	(24,314)
Tangible assets	$10,145,553	$9,877,420
Common shares outstanding	41,952,590	42,127,316
Tangible common equity ratio	8.69%	8.77%
Stockholders' book value per common share	$21.60	$21.14
Tangible stockholders' equity book value per common share	$21.03	$20.56

(1)    At March 31, 2025 and December 31, 2024, other intangible assets consist primarily of naming rights of $1.9 million and $2.0 million, respectively, and mortgage servicing rights (“MSRs”) of $1.4 million and $1.5 million, respectively.

Financial Condition - Comparison of Financial Condition as of March 31, 2025 and December 31, 2024
Assets. Total assets were $10.2 billion as of March 31, 2025, an increase of $268.0 million, or 2.7%, compared to $9.9 billion at December 31, 2024. This result was primarily driven by increases of: (i) $263.8 million, or 17.6%, in total securities, mainly debt securities available for sale; (ii) $58.0 million, or 9.8%, in cash and cash equivalents; (iii) $9.5 million, or 3.9%, in BOLI mainly driven by a newly purchased policy during the first period of 2025; and (iv) $4.6 million, or 4.5%, in operating lease right-of-use assets. The increases were partially offset by decreases of: (i) $65.5 million, or 0.9%, in total loans held for investment and loans held for sale, net of the ACL; and (ii) $2.2 million, or 1.3%, in accrued interest receivable and other assets. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $648.4 million at March 31, 2025 from $590.4 million at December 31, 2024, primarily as a result of an increase in interest earning cash balances.
At March 31, 2025 and December 31, 2024, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $587.7 million and $519.9 million, respectively. In addition, at March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents included restricted cash of $13.4 million and $24.4 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents included other short-term investments of $7.0 million and $6.9 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $20.2 million in the three months ended March 31, 2025, mainly driven by:(i) net sales of $18.3 million in loans held for sale at a fair value; (ii) a non-cash adjustment of $18.4 million for the provision for credit losses, and (iii) net income of $12.0 million, These were partially offset by a net decrease of $22.1 million in operating assets and liabilities.
Net cash used in investing activities was $223.1 million during the three months ended March 31, 2025, mainly driven by: (i) purchases of investment securities totaling $288.5 million, mainly comprised of debt securities available for sale; (ii) proceeds from the sale of loans originated for investment of $8.0 million; and (iii) purchases of BOLI of $7.0 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $41.3 million; and (ii) a net decrease in loans originated for investment of $25.3 million.

In the three months ended March 31, 2025, net cash provided by financing activities was $260.9 million, mainly due to an increase in total demand, savings and money market deposit balances of $372.9 million. This was partially offset by: (i) a net decrease of $72.5 million in time deposits; (ii) net repayments from advances from the FHLB of $30.0 million; (iii) $3.9 million of dividends declared and paid by the Company in the three months ended March 31, 2025; and (iv) an aggregate of $5.0 million of Class A common stock repurchased in the three months ended March 31, 2025. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the three months ended March 31, 2025.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2025	December 31, 2024
(in thousands, except percentages)
Total loans, gross (1)	$7,219,162	$7,271,322
Total loans, gross / total assets	71.0%	73.4%

Allowance for credit losses	$98,266	$84,963
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.37%	1.18%

Total loans, net (3)	$7,120,896	$7,186,359
Total loans, net / total assets	70.0%	72.6%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses on loans. At March 31, 2025 and December 31, 2024, there were $20.7 million and $42.9 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities.
(2)    See Note 5 of our audited consolidated financial statements included in the 2024 Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our credit loss estimates.
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

(in thousands)	March 31, 2025	December 31, 2024
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,641,210	$1,678,473
Multi-family residential	400,371	336,229
Land development and construction loans	499,663	483,210
	2,541,244	2,497,912
Single-family residential	1,513,063	1,489,121
Owner occupied	951,312	1,007,074
	5,005,619	4,994,107
Commercial loans	1,714,583	1,751,602
Loans to financial institutions and acceptances	153,345	170,435
Consumer loans and overdrafts 1)	246,348	271,586
Total Domestic Loans	7,119,895	7,187,730

International Loans:
Real Estate Loans
Single-family residential (2)	36,292	38,959
Commercial loans	—	300
Consumer loans and overdrafts (3)	1,650	1,422
Total International Loans (4)	37,942	40,681
Total Loans held for investment	$7,157,837	$7,228,411

__________________
(1)    Includes customers’ overdraft balances totaling $0.6 million and $4.4 million as of March 31, 2025 and December 31, 2024, respectively.
(2)    Secured by real estate properties located in the U.S.
(3)    International customers’ overdraft balances were de minimis at each of the dates presented.
(4)    Mainly consist of loans for which the country of risk is Venezuela.

The composition of our CRE loan portfolio held for investment by industry segment at March 31, 2025 and December 31, 2024 is depicted in the following table:

(in thousands)	March 31, 2025	December 31, 2024
Retail (1)	$673,418	$718,869
Multifamily	400,371	336,229
Office Space	411,227	446,747
Specialty (2)	185,721	145,290
Land and Construction	499,663	483,210
Hospitality	292,847	288,788
Industrial and Warehouse	77,997	78,779
Total CRE Loans Held for Investment (3)	$2,541,244	$2,497,912
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $221.0 million at March 31, 2025 and $221.8 million at December 31, 2024.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	March 31, 2025	December 31, 2024
Loans held for sale at the lower of cost or fair value
Real estate loans
Owner occupied (1)	$40,597	$—
Total loans held for sale at the lower of cost or fair value	40,597	—

Mortgage loans held for sale at fair value
Land development and construction loans	7,475	10,768
Single-family residential	13,253	32,143
Total mortgage loans held for sale at fair value (2)(3)	20,728	$42,911
Total loans held for sale (4)	$61,325	$42,911
___________

(1)Classified as Substandard and in accrual status at March 31, 2025. Includes one loan with no valuation allowance recorded as of March 31, 2025. In April 2025, the Company determined that it no longer plans the sale of this loan and, therefore, in April 2025, reclassified the loan to its held for investment loan portfolio.
(2)In the first three months of 2025, the Company transferred an aggregate of $4.4 million of land development and construction loans and single-family residential loans, from the loans held for sale to the loans held for investment category. See 2024 Form 10-K on transfer activities in 2024.
(3)Mortgage loans held for sale in connection with Amerant Mortgage’s ongoing business.
(4)All loans remained in accrual status at each of the periods shown.

As of March 31, 2025, the Company had $40.6 million in a loan carried at the lower of cost or fair value, which was previously recorded as loans held for investment, compared to none at December 31, 2024. In the first quarter of 2025, the Company transferred this loan to the held for sale category and no valuation allowance was recorded as part of this transaction. In April 2025, the Company determined that it no longer plans the sale of this loan and, therefore, in April 2025, reclassified the loan to its held for investment loan portfolio.

As of March 31, 2025, total loans held for investment were $7.2 billion, down $70.6 million, or 1.0%, compared to $7.2 billion at December 31, 2024. Domestic loans held for investment decreased $67.8 million, or 0.9%, as of March 31, 2025, compared to December 31, 2024. The decrease in total domestic loans held for investment includes: (i) $55.8 million, or 5.5%, in domestic owner occupied loans, including $40.6 million in a loan transferred to held for sale as discussed above; (ii) $37.0 million, or 2.1%, in domestic commercial loans; (iii) $25.2 million, or 9.3%, in domestic consumer loans, mainly purchased indirect consumer loans as the Company discontinued purchases of these loans in 2023 and this portfolio is set to runoff over time, and (iv) $17.1 million in loans to financial institutions and acceptances. These decreases were partially offset by net increases of: (i) $43.3 million, or 1.7% in domestic CRE loans; and (ii) $23.9 million, or 1.6% in domestic single-family residential loans.

In the three months ended March 31, 2025, the Company has added approximately $35.0 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America decreased $2.7 million, or 6.7%, in the three months ended March 31, 2025, mainly driven by pay downs totaling $2.3 million to existing single family residential loans.

As of March 31, 2025, loans under syndication facilities, included in loans held for investment, were $389.6 million, a decrease of $4.1 million, or 1.0%, compared to $393.7 million at December 31, 2024. This was mainly driven by the paydown of one commercial loan totaling $19.1 million offset by an increase of three construction loans, two owner-occupied loans and one commercial loan totaling $6.0 million, $3.9 million and $1.4 million, respectively, and other minor balance changes totaling approximately $1.8 million. As of March 31, 2025 and December 31, 2024, there were no SNC loans that financed highly leveraged transactions.

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

	March 31, 2025		December 31, 2024
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate (2)	$20,939	38.1%	$16,668	38.2%
Commercial	54,080	37.6%	44,732	38.3%
Financial institutions	—	0.2%	—	0.2%
Consumer and others (1)	23,247	24.1%	23,563	23.3%
Total Allowance for Credit Losses	$98,266	100.0%	$84,963	100.0%
% of Total Loans held for investment	1.37%		1.18%
__________________
(1)     Includes (i) indirect consumer loans purchased; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. As of March 31, 2025, the Company enhanced certain of its modeled macroeconomic factors to improve the stability of the model.

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

	March 31, 2025	December 31, 2024
(in thousands)
Non-Accrual Loans
Real Estate Loans
Commercial real estate (CRE)
Land development and construction loans	—	4,119
	—	4,119
Single-family residential	15,048	8,140
Owner occupied	22,249	23,191
	37,297	35,450
Commercial loans	84,907	64,572
Total Non-Accrual Loans	$122,204	$100,022

Past Due Accruing Loans
Real Estate Loans
Single-family residential	$886	$1,201
Owner occupied	—	837
Commercial	122	2,033
Consumer loans and overdrafts	7	8
Total Past Due Accruing Loans (1)	1,015	4,079

Total Non-Performing Loans	$123,219	$104,101
OREO and other repossessed assets	17,541	18,074
Total Non-Performing Assets	$140,760	$122,175
______________
(1)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$4,119	$9,341	$24,028	$66,605	$—	$8	$18,074	$122,175
Plus: loans placed in nonaccrual status (1)	—	9,301	2,181	30,118	—	3,487	—	45,087
Less: nonaccrual loan charge-offs	—	(60)	(130)	(1,703)	—	(3,487)	—	(5,380)
Less: nonaccrual loans sold, net of charge offs	(4,119)	(1,169)	—	—	—	—	—	(5,288)
Less: nonaccrual loan collections and others	—	(1,164)	(2,993)	(8,080)	—	—	1	(12,236)
Less: net decrease in past-due accruing loans	—	(315)	(837)	(1,911)	—	(1)	—	(3,064)
Loans returned to accrual status	—	—	—	—	—	—	—	—
OREO valuation expense	—	—	—	—	—	—	(534)	(534)
Balances at end of period	$—	$15,934	$22,249	$85,029	$—	$7	$17,541	$140,760

__________

(1) Includes loans with individual balances over $1 million totaling $39.0 million, and loans with individual balances below $1 million totaling $6.1 million.

The increase in nonperforming loans during the three months ended March 31, 2025 was primarily due to downgrades based on receipt of year-end 2024 financials.

See discussion on Classified and Special Mention Loans below for more details.

We recognized no interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2025				December 31, 2024
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Loans held for investment
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$40,391	$42,317	$—	$82,708	$361	$21,430	$—	$21,791
Multi-family residential	8,282	—	—	8,282	—	—	—	—
Land development and construction loans	—	—	—	—	—	4,119	—	4,119
	48,673	42,317	—	90,990	361	25,549	—	25,910
Single-family residential	—	15,934	—	15,934	—	9,438	—	9,438
Owner occupied	2,447	22,249	—	24,696	5,047	64,876	—	69,923
	51,120	80,500	—	131,620	5,408	99,863	—	105,271
Commercial loans	48,600	85,029	—	133,629	—	66,605	—	66,605
Consumer loans and overdrafts	—	7	—	7	—	8	—	8
	$99,720	$165,536	$—	$265,256	$5,408	$166,476	$—	$171,884
Loans held for sale at the lower of cost or fair value
Owner occupied	—	40,597	—	40,597	—	—	—	—
Total loans held for sale	—	40,597	—	40,597	—	—	—	—
Total	$99,720	$206,133	$—	$305,853	$5,408	$166,476	$—	$171,884

__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

Classified Loans. Classified loans include substandard and doubtful loans. The following table presents the activity of classified loans in the three months ended March 31, 2025:

(in thousands)	Three Months Ended March 31, 2025
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$25,549	$9,438	$64,876	$66,605	$—	$8	$166,476
Plus: loans downgraded to substandard and doubtful	20,994	9,330	1,375	29,516	—	3,492	64,707
							—
Less: classified loan charge-offs	—	(60)	(130)	(1,703)	—	(3,487)	(5,380)
Less: classified loans sold, net of charge offs	(4,119)	(1,169)	—	—	—	—	(5,288)
Plus: classified loan collections and others	(107)	(1,380)	(3,275)	(9,389)	—	(6)	(14,157)
Less: loans upgraded	—	(225)	—	—	—	—	(225)
Balances at end of period	$42,317	$15,934	$62,846	$85,029	$—	$7	$206,133

Classified loans increased $39.6 million, or 23.8%, primarily due to one CRE loan totaling $21.0 million downgraded to substandard accrual due to the loss of a large tenant, 5 loans totaling $33.7 million downgraded to non-performing loan status, based on receipt of year-end 2024 financials, and the remaining downgrades included other smaller classified loans.
Classified loans include 3 loans totaling $83.5 million that remain in accruing status. Classified accruing loans include: (i) a $21.3 million CRE loan to a customer in the hospitality service sector in Florida; (ii) a $21.0 million CRE retail property loan in Florida; and (iii) a $40.6 million owner-occupied loan to a customer in the restaurant service sector in Florida..

In February 2025, the Company decided to sell the aforementioned $40.6 million substandard accruing owner-occupied loan. The Company transferred this loan from loans held for investment to loans held for sale, at the lower of cost or fair value, and determined no valuation allowance was required at the time of the transfer. In April 2025, the Company determined that it no longer plans the sale of this loan and, therefore, in April 2025, reclassified the loan to its held for investment loan portfolio.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$361	$—	$5,047	$—	$—	$—	$5,408
Downgrades to Special Mention	48,673	—	—	48,600	—	—	97,273
Upgrades to Pass	—	—	—	—	—	—	—
Downgrades to Substandard	—	—	—	—	—	—	—
Payoffs/Paydowns	(361)	—	(2,600)	—	—	—	(2,961)
Balances at end of period	$48,673	$—	$2,447	$48,600	$—	$—	$99,720

All special mention loans remained current at March 31, 2025.
Special mention loans increased primarily driven by three CRE NYC loans totaling $48.8 million. While certain milestones were missed by the borrowers, there are acceptable mitigating factors in place, such as adequate loan-to-value, interest reserves or other structural enhancements. The increase in special mention loans primarily include five commercial loans in multiple industries totaling $48.5 million downgraded based on receipt of year-end 2024 financials. These increases were partially offset by $3 million in payoffs.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2025 and December 31, 2024, are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$42,317	$21,430
Single-family residential (1)	—	227
Owner occupied (2)	40,597	40,847
	$82,914	$62,504
__________
(1) Corresponds to both domestic and international single-family residential loans.
(2) Classified as held for sale at the lower of cost or fair value at March 31, 2025. In April 2025, the Company determined that it no longer plans the sale of this loan and, therefore, in April 2025, reclassified the loan to its held for investment loan portfolio

At March 31, 2025 total potential problem loans increased $82.9 million compared to $62.5 million at December 31, 2024. This was mainly due to a downgrade to substandard of a $21 million CRE retail property loan in Florida.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2025 and December 31, 2024. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The Company determined that an ACL on its debt securities available for sale at March 31, 2025 and December 31, 2024 was not required. There are no debt securities held to maturity as of March 31, 2025.

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Treasury Securities	$1,953	0.1%	$1,933	0.1%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,529,040	86.8%	1,262,640	84.3%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	141,893	8.1%	142,538	9.5%
U.S. Government Agency and Sponsored Enterprise Obligations	15,738	0.9%	16,682	1.1%
Non-Agency Commercial MBS (1)	11,956	0.7%	11,792	0.8%
Municipal bonds	1,531	0.1%	1,585	0.1%
	$1,702,111	96.7%	$1,437,170	95.9%
Equity securities with readily determinable fair value not held for trading (2)	$2,523	0.1%	$2,477	0.2%

Other securities (3):	$57,044	3.2%	$58,278	3.9%
	$1,761,678	100.0%	$1,497,925	100.0%
__________________
(1) Issued by a financial institution.
(2) In 2023, the Company purchased an investment in an open-end fund incorporated in the U.S. with an original cost of $2.5 million. The Fund’s objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(3)    Includes investments in FHLB and Federal Reserve stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of March 31, 2025, total securities increased $263.8 million, or 17.6%, to $1.76 billion compared to $1.50 billion at December 31, 2024. The increase in the three months ended March 31, 2025 was mainly driven by: (i) purchases of debt securities held for sale and FHLB stock totaling $288.5 million; and (ii) net pre-tax unrealized gains of $17.0 million on debt securities available for sale primarily attributable to changes in market interest rates during the current period . This increase was partially offset by: maturities, sales, calls and pay downs, totaling $41.3 million.
Debt securities available for sale had net unrealized holding losses of $41.2 million and net unrealized holding gains of $3.4 million at March 31, 2025, compared to December 31, 2024 when net unrealized holding losses were $55.7 million and net unrealized holding gains were $0.9 million.
The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of March 31, 2025 and December 31, 2024.
The Company does not have any debt securities classified as held to maturity at March 31, 2025.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2025 and December 31, 2024. Similar to the table above, the book value for securities available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

March 31, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non agency commercial MBS	$11,956	3.87%	$—	—%	$—	—%	$—	—%	$11,956	3.87%	$—	—%
U.S. Government agency and sponsored enterprise obligations	15,738	5.08%	7	—%	3,296	4.88%	1,062	5.70%	11,373	5.09%	—	—%
Municipal bonds	1,531	2.48%	—	—%	—	—%	340	1.97%	1,191	2.63%	—	—%
U.S. Treasury Securities	1,953	4.22%	1,953	4.22%	—	—%	—	—%	—	—%	—	—%
U.S. Government agency and sponsored enterprise commercial MBS	141,893	4.17%	205	2.87%	47,987	3.70%	35,785	4.00%	57,916	4.67%	—	—%
U.S. Government agency and sponsored enterprise residential MBS	1,529,040	4.93%	18	2.83%	1,049	5.28%	6,680	4.58%	1,521,293	4.93%	—	—%
	$1,702,111	4.86%	$2,183	4.07%	$52,332	3.81%	$43,867	4.11%	$1,603,729	4.91%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,523	2.99%	—	—%	—	—%	—	—	—	—%	2,523	2.99%

Other securities	$57,044	6.76%	$—	—%	$—	—%	$—	—%	$—		$57,044	6.76%
	$1,761,678	4.92%	$2,183	4.07%	$52,332	3.81%	$43,867	4.11%	$1,603,729	4.91%	$59,567	6.60%

December 31, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non-Agency Commercial MBS	$11,792	3.51%	$—	—%	$—	—%	$—	—%	$11,792	3.51%	$—	—%
U.S. Government Agency and Sponsored Enterprise Obligations	$16,682	5.45%	11	—%	2,146	5.42%	2,346	5.59%	12,179	5.41%	—	—%
Municipal Bonds	$1,585	2.38%	—	—%	—	—%	343	1.79%	1,242	2.54%	—	—%
U.S. Treasury Securities	$1,933	4.22%	1,933	4.22%	—	—%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	$142,538	4.17%	206	2.87%	37,972	3.70%	43,051	3.72%	61,309	4.77%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	$1,262,640	4.86%	42	3.10%	1,154	5.42%	6,844	4.61%	1,254,600	4.86%	—	—%
	$1,437,170	4.78%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,477	3.03%	—	—%	—	—%	—	—%	—	—%	2,477	3.03%

Other securities	$58,278	6.95%	$—	—%	$—	—%	$—	—%	$—	—%	$58,278	6.95%
	$1,497,925	4.87%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$60,755	6.79%

The investment portfolio’s weighted expected average effective duration decreased to 4.4 years at March 31, 2025 compared to 5.2 years at December 31, 2024, due to higher prepayment assumptions due to projections of lower market rates and higher composition of variable-rate investments that result in a lower weighted average duration.

Liabilities
Total liabilities were $9.26 billion at March 31, 2025, an increase of $252.2 million, or 2.8%, compared to $9.0 billion at December 31, 2024. This was primarily driven by an increase of $300.4 million, or 3.8%, in total deposits, mainly due to an increase in core deposits. This increase was partially offset by decreases of : (i) $30.0 million, or 4.0%, in advances from the FHLB; and (ii) $23.3 million, or 15.3%, in accounts payable, accrued liabilities and other liabilities. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits. See “Our Company- Business Developments” for additional information.

Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa in the first three months of 2025.

Total deposits were $8.15 billion at March 31, 2025, an increase of $300.4 million, or 3.8%, compared to December 31, 2024. The increase in deposits in the three months ended March 31, 2025 was mainly due to an increase of: (i) $181.5 million, or 9.6%, in savings and money market deposits; (ii) $160.7 million, or 10.7%, in noninterest bearing demand deposits; and (iii) $30.7 million, or 1.4%, in interest-bearing deposits. These increases were partially offset by a decrease of $72.5 million, or 3.2%, in time deposits.

The $72.5 million, or 3.2%, net decrease in time deposits includes decreases of (i) $67.3 million, or 9.6%, in brokered time deposits; and (ii) $5.2 million, or 0.3% in customer CDs.

As of March 31, 2025 total brokered deposits were $694.7 million, a decrease of $7.2 million, or 1.0%, compared to $701.9 million at December 31, 2024.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2025	December 31, 2024	Amount	%
Deposits
Domestic (1)	$5,592,575	$5,278,289	$314,286	5.6%
Foreign:
Venezuela (2)	1,862,614	1,889,331	(26,717)	(1.4)%
Others (3)	699,789	686,975	12,814	1.8%
Total foreign	2,562,403	2,576,306	(13,903)	(0.5)%
Total deposits	$8,154,978	$7,854,595	$300,383	3.8%
_________________
(1)    Includes brokered deposits of $694.7 million and $701.9 million at March 31, 2025 and December 31, 2024, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits increased $314.3 million, or 5.6%, in the three months ended March 31, 2025, primarily driven by increases of: (i) $176.4 million in savings and money market accounts; (ii) $173.3 million in domestic noninterest bearing accounts; and (iii) $43.7 million in domestic interest bearing accounts. These increases were partially offset by decreases of: (i) $77.3 million in domestic brokered time deposits; and (ii) $1.8 million in domestic customer time deposits.
During the three months ended March 31, 2025, total foreign deposits decreased $13.9 million, or 0.5%, primarily driven by a decrease of $26.7 million, or 1.4%, in deposits from customers domiciled in Venezuela, mostly in time deposits, interest bearing deposits and noninterest bearing deposits. The decrease was partially offset by an increase of $12.8 million, or 1.8%, in deposits from countries other than Venezuela.

Core Deposits
Our core deposits were $6.0 billion and $5.6 billion as of March 31, 2025 and December 31, 2024, respectively. Core deposits represented 73.5% and 71.6% of our total deposits at those dates, respectively. The increase of $372.9 million, or 6.6%, in core deposits in the three months ended March 31, 2025 was mainly driven by increases in savings and money market deposits, noninterest bearing demand deposits as well as interest bearing demand deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of March 31, 2025, we had $694.7 million in brokered deposits, which represented 8.5% of our total deposits at that date (8.9% as of December 31, 2024). As of March 31, 2025, brokered deposits decreased $7.2 million, or 1.0%, compared to $701.9 million as of December 31, 2024, mainly due to maturities of brokered time deposits, partially offset by an increase in brokered non-time deposits during the period. As of March 31, 2025 and December 31, 2024, brokered deposits included time deposits of $634.6 million and $701.9 million, respectively. As of March 31, 2025, there were $60.1 million in brokered non-time deposits which consists of $47.9 million interest bearing brokered deposits and $12.1 million in noninterest bearing brokered deposits, while there were no brokered non-time deposits as of December 31, 2024. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At March 31, 2025 and December 31, 2024, our large fund providers included 19 and 20 deposit relationships, respectively, with total balances of $1.1 billion and $942.3 million, respectively. The increase in balances from large fund providers in the three months ended March 31, 2025 was mainly driven by an increase in large deposits from commercial customers as the Company continues its focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands, except percentages)
Less than 3 months	$389,200	30.9%	$386,857	30.4%
3 to 6 months	299,570	23.8%	349,673	27.5%
6 to 12 months	501,736	39.9%	464,812	36.6%
1 to 3 years	51,744	4.1%	53,745	4.2%
Over 3 years	16,672	1.3%	15,386	1.3%
Total	$1,258,922	100.0%	$1,270,473	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings as of March 31, 2025. Short-term borrowings outstanding at December 31, 2024 matured in January 2025. All of our outstanding short-term borrowings at December 31, 2024 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at March 31, 2025 and December 31, 2024.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the year ended December 31, 2024.

	March 31, 2025	December 31, 2024
(in thousands, except percentages)
Outstanding at period-end	$—	$30,000
Average amount	9,000	2,500
Maximum amount outstanding at any month-end	—	30,000
Weighted average interest rate:
During period	4.44%	4.44%
End of period	—%	4.44%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2025	2024
(in thousands, except percentages and per share data)
Net income attributable to the Company	$11,958	$10,568
Basic earnings per common share	0.28	0.32
Diluted earnings per common share (1)	0.28	0.31

Average total assets	$10,042,531	$9,754,566
Average stockholders' equity	911,222	746,743
Net income attributable to the Company / Average total assets (ROA)	0.48%	0.44%
Net income attributable to the Company / Average stockholders' equity (ROE)	5.32%	5.69%
Average stockholders' equity / Average total assets ratio	9.07%	7.66%
__________________

(1)In the three month periods ended March 31, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three month periods ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, basic and diluted earnings per share decreased compared to the same period one year ago, primarily driven by an increase in the weighted average number of shares as a result of the Company’s public offering of its Class A common stock that was completed in September 2024. This was partially offset by improved net income in the quarter compared to the same period last year.

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
Total stockholders’ equity was $906.3 million as of March 31, 2025, an increase of $15.8 million, or 1.8%, compared to $890.5 million as of December 31, 2024. This increase was primarily driven by: (i) $12.5 million in other comprehensive income; and (ii) a net income of $12.0 million in the first three months of 2025. This was partially offset by: (i) an aggregate of $5.0 million of Class A common stock repurchased in the first three months of 2025; and (ii) $3.9 million of dividends declared and paid by the Company in the first three months of 2025.

Common Stock Transactions
In the three months ended March 31, 2025, the Company repurchased an aggregate of 215,427 shares of Class A common stock at a weighted average price of $23.21 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $5.0 million in the three months ended March 31, 2025, including transaction costs.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
On April 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on May 30, 2025, to shareholders of record at the close of business on May 15, 2025.

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $648.4 million at March 31, 2025, compared to $590.4 million at December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had $715.0 million and $745.0 million, respectively, of outstanding advances from the FHLB. At March 31, 2025 and December 31, 2024, we had an additional $1.9 billion and $1.6 billion, respectively, of remaining borrowing capacity with the FHLB. This additional borrowing capacity is determined by the FHLB. In the three months ended March 31, 2025, the Company repaid $30.0 million in advances from the FHLB, and did not have any new borrowings from this source. In the three months ended March 31, 2025, the Company had no significant gains or losses on the repayments of the advances from the FHLB. These repayments are part of the Company’s asset/liability management strategies.
There were no other borrowings as of March 31, 2025 and December 31, 2024.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at March 31, 2025 and December 31, 2024.

Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Senior Notes and Subordinated Notes.
The Company held cash and cash equivalents mainly at the Bank of $86.8 million as of March 31, 2025 and $99.5 million as of December 31, 2024, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.
On April 1, 2025, the Company redeemed $60 million in aggregate principal amount of its 5.75% Senior Notes that were due June 30, 2025. The Notes were redeemed in full at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. The aggregate redemption price, including accrued interest, totaled approximately $60.9 million.
Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in the 2024 Form 10-K.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital ratio	$1,112,977	13.45%	$662,026	8.00%	$827,532	10.00%
Tier 1 capital ratio	979,844	11.84%	496,519	6.00%	662,026	8.00%
Tier 1 leverage ratio	979,844	9.73%	403,005	4.00%	503,756	5.00%
Common Equity Tier 1 (CET1)	919,169	11.11%	372,389	4.50%	537,896	6.50%

December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
Common Equity Tier 1 (CET1)	915,658	11.21%	367,563	4.50%	530,925	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital ratio	$1,075,635	13.02%	$660,834	8.00%	$826,042	10.00%
Tier 1 capital ratio	972,353	11.77%	495,625	6.00%	660,834	8.00%
Tier 1 leverage ratio	972,353	9.69%	401,291	4.00%	501,614	5.00%
Common Equity Tier 1 (CET1)	972,353	11.77%	371,719	4.50%	536,927	6.50%

December 31, 2024
Total capital ratio	$1,047,759	12.84%	$645,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
Common Equity Tier 1 (CET1)	956,861	11.73%	367,112	4.50%	530,273	6.50%

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of financial instruments whose contracts represent off-balance sheet credit risk as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 19 to our audited consolidated financial statements included in the 2024 Form 10-K.

(in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$1,566,592	$1,389,894
Letters of credit	176,096	149,029
	$1,742,688	$1,538,923

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, certain binding agreements we have entered into for services including outsourcing of technology services, advertising and other services, and other borrowing arrangements which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flows from operations will be sufficient to meet our operational cash needs for the foreseeable future. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the 2024 Form 10-K.

In the three months ended March 31, 2025, the Company repaid $30.0 million of FHLB advances and did not have new borrowings during the period.
In the three months ended March 31, 2025, total time deposits decreased $72.5 million, or 3.2%. See “Deposits” for additional information.
Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the 2024 Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2024.
Recently Issued Accounting Pronouncements. For a description of recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our Board of Directors and monitored by management. See discussions below for material changes in our market risk exposure as compared to those discussed in our 2024 Form 10-K, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	March 31,		December 31,
(in thousands, except percentages)	2025		2024
Change in Interest Rates (Basis points)
Increase of 200	$31,424	8.6%	$24,427	6.8%
Increase of 100	24,823	6.8%	19,262	5.3%
Decrease of 50	(9,072)	(2.5)%	(6,931)	(1.9)%
Decrease of 100	(18,452)	(5.0)%	(13,550)	(3.8)%
Decrease of 200	(36,265)	(9.9)%	(30,120)	(8.3)%
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

Net interest income in the base scenario increased to approximately $367.0 million in the three months ended March 31, 2025 compared to $361.0 million as of December 31, 2024. This increase is mainly due to (i) the growth in the size of the balance sheet as total assets increased $268.0 million, or 2.7%, in the first three months of 2025 compared to December 31, 2024; and (ii) a decrease in the cost of total deposits and borrowings.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	March 31,	December 31,
	2025	2024
Change in Interest Rates (Basis points)
Increase of 200	(12.09)%	(13.61)%
Increase of 100	(3.33)%	(4.86)%
Decrease of 50	1.62%	2.24%
Decrease of 100	2.10%	3.82%
Decrease of 200	0.98%	4.50%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of March 31, 2025 and December 31, 2024:

	Change in market value (1)
	March 31,	December 31,
(in thousands)	2025	2024
Change in Interest Rates
(Basis points)
Increase of 200	$(173,601)	$(150,674)
Increase of 100	(80,503)	(72,777)
Decrease of 50	35,860	34,716
Decrease of 100	67,644	68,177
Decrease of 200	108,257	122,109
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio decreased to 4.4 years at March 31, 2025 compared to 5.2 years at December 31, 2024, due to higher prepayment assumptions due to projections of lower market rates and higher composition of variable-rate investments that result in a lower weighted average duration.

Additionally, the floating rate portfolio increased to 22.4% at March 31, 2025 from 16.8% at December 31, 2024.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of March 31, 2025. This information may not be indicative of our interest rate sensitivity position at other points in time.

	March 31, 2025
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$648,367	$589,127	$—	$—	$—	$59,240
Securities:
Debt available for sale, at fair value	1,702,111	503,527	284,261	239,134	675,189	—
Debt held to maturity, at amortized cost	—	—	—	—	—	—
Federal Reserve and FHLB stock	57,044	41,014	—	—	—	16,030
Marketable equity securities	2,523	2,523	—	—	—	—
Loans held for sale	61,325	61,325	—	—	—	—
Loans held for investment-performing (1)	7,034,618	4,736,151	1,061,375	581,206	655,886	—
Earning Assets	$9,505,988	$5,933,667	$1,345,636	$820,340	$1,331,075	$75,270
Liabilities
Interest bearing demand deposits	2,260,157	2,260,157	—	—	—	—
Saving and money market	2,067,430	2,067,430	—	—	—	—
Time deposits	2,161,923	1,731,351	353,759	76,300	513	—
FHLB advances	715,000	—	210,000	505,000	—	—
Senior Notes	59,922	59,922	—	—	—	—
Subordinated Notes	29,667	—	—	—	29,667	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,358,277	$6,183,038	$563,759	$581,300	$30,180	$—
Interest rate sensitivity gap		(249,371)	781,877	239,040	1,300,895	75,270
Cumulative interest rate sensitivity gap		(249,371)	532,506	771,546	2,072,441	2,147,711
Earnings assets to interest bearing liabilities (%)		96.0%	238.7%	141.1%	4,410.5%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $123.2 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2024 Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
January 1 - January 31	19,809	23.23	19,809	12,051,268
February 1 - February 28	188,512	23.22	188,512	7,674,622
March 1 - March 31	7,106	22.99	7,106	7,511,522
Total	215,427	23.21	215,427	7,511,522

________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). On December 15, 2023, the Company announced that on December 6, 2023, the Board approved to extend the expiration date of the 2023 Class A Common Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. As of the date the extension of the 2023 Class A Common Stock Repurchase Program was approved, the Company had approximately $20 million available for repurchases under the program. On December 11, 2024, the Company announced that the Board approved to extend the expiration date to December 31, 2025, as of the date of the extension approval, the Company had approximately $12.4 million available for repurchases under the program. In the three months ended March 31, 2025, the Company repurchased an aggregate of 215,427 shares of Class A common stock at a weighted average price of $23.21 per share, under the 2023 Class A Common Stock Repurchase Program. From April 1, 2025 through April 24, 2025, the Company repurchased an aggregate of 161,978 shares of Class A common stock at a weighted average price of $18.52 per share under the 2023 Class A Common Stock Repurchase Program. As of April 30, 2025, the Company had approximately $4.5 million available for repurchases under the program

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

On February 26, 2025, two entities related to Miguel A. Capriles, a Director of the Company, entered into a 10b5-1 trading arrangement. The 10b5-1 trading arrangement provides for the potential sale of up to 1,726,972 shares of Class A common stock, no shares of common stock may be sold at a price per share of less than $27.00, and no more than 420,000 shares of Class A common stock may be sold per calendar quarter. The 10b5-1 trading arrangement will be in effect until the earlier of: (i) December 31, 2026; and (ii) the date on which all of the shares have been sold. The 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and General Release dated February 14, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on February 18, 2025)
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer.

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice President, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer. *
32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice President, Chief Financial Officer. *

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

AMERANT BANCORP INC. (Registrant)

Date:	May 2, 2025	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Sharymar Calderon
Sharymar Calderon
Senior Executive Vice-President, Chief Financial Officer (Principal Financial Officer)