Form 10-Q
period 2025-06-30
Amerant Bancorp Inc.
filed 2025-08-01
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2025
Class A Common Stock, $0.10 par value per share	41,749,371 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2025

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$48,400	$39,197
Interest earning deposits with banks	573,373	519,853
Restricted cash	7,981	24,365
Other short-term investments	7,083	6,944
Cash and cash equivalents	636,837	590,359
Securities
Debt securities available for sale	1,788,708	1,437,170
Trading securities	120,226	—
Equity securities with readily determinable fair value not held for trading	2,525	2,477
Federal Reserve Bank and Federal Home Loan Bank stock	59,429	58,278
Securities	1,970,888	1,497,925
Mortgage loans held for sale, at fair value	6,073	42,911
Loans held for investment, gross	7,183,123	7,228,411
Less: allowance for credit losses	86,519	84,963
Loans held for investment, net	7,096,604	7,143,448
Bank owned life insurance	255,487	243,547
Premises and equipment, net	31,543	31,814
Deferred tax assets, net	50,966	53,543
Operating lease right-of-use assets	102,558	100,028
Goodwill	19,193	19,193
Accrued interest receivable and other assets	164,529	178,966
Total assets	$10,334,678	$9,901,734
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,706,580	$1,504,755
Interest bearing	2,281,611	2,229,467
Savings and money market	2,155,434	1,885,928
Time	2,162,919	2,234,445
Total deposits	8,306,544	7,854,595
Advances from the Federal Home Loan Bank	765,000	745,000
Senior notes	—	59,843
Subordinated notes	29,710	29,624
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	109,226	106,071
Accounts payable, accrued liabilities and other liabilities	135,734	151,956
Total liabilities	9,410,392	9,011,267
Commitments and Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 41,748,434 shares issued and outstanding at June 30, 2025 (42,127,316 shares issued and outstanding at December 31, 2024)	4,173	4,214
Additional paid in capital	336,021	343,828
Retained earnings	609,540	582,231
Accumulated other comprehensive loss	(25,448)	(39,806)
Total stockholders' equity	924,286	890,467
Total liabilities and stockholders' equity	$10,334,678	$9,901,734
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income
Loans	$122,166	$124,117	$243,187	$246,822
Investment securities	23,212	16,950	42,131	33,041
Interest earning deposits with banks and other interest income	5,717	5,342	12,185	11,171
Total interest income	151,095	146,409	297,503	291,034

Interest expense
Interest bearing demand deposits	11,567	16,779	22,021	34,515
Savings and money market deposits	18,030	14,999	34,705	29,860
Time deposits	22,285	25,971	46,143	52,095
Advances from the Federal Home Loan Bank	7,230	6,946	14,430	12,524
Senior notes	78	941	1,020	1,884
Subordinated notes	361	361	722	722
Junior subordinated debentures	1,064	1,055	2,078	2,109
Securities sold under agreements to repurchase	1	2	1	2
Total interest expense	60,616	67,054	121,120	133,711
Net interest income	90,479	79,355	176,383	157,323
Provision for credit losses	6,060	19,150	24,506	31,550
Net interest income after provision for credit losses	84,419	60,205	151,877	125,773

Noninterest income
Deposits and service fees	4,968	5,281	10,105	9,606
Brokerage, advisory and fiduciary activities	4,993	4,538	9,722	8,865
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	—	189	—	189
Loan-level derivative income	3,204	2,357	4,712	2,823
Change in cash surrender value of bank owned life insurance	2,490	2,242	4,940	4,584
Cards and trade finance servicing fees	1,804	1,331	3,196	2,554
Derivative losses, net	(1,852)	(44)	(1,852)	(196)
Securities gains (losses), net	1,779	(117)	1,843	(171)
Other noninterest income	2,392	3,643	6,637	5,654
Total noninterest income	19,778	19,420	39,303	33,908

Noninterest expense
Salaries and employee benefits	36,036	33,857	69,383	66,815
Professional and other services fees	13,549	12,110	28,231	23,073
Occupancy and equipment	5,491	9,041	11,627	15,517
Telecommunication and data processing	2,929	2,732	6,404	6,265
Advertising expenses	4,819	4,243	8,454	7,321
FDIC assessments and insurance	2,896	2,772	6,132	5,780
Depreciation and amortization	1,551	1,652	3,139	3,129
Loan level derivative expense	1,113	580	1,473	584
Other real estate owned and repossessed assets expense (income), net	601	(148)	765	(502)
Losses on loans held for sale carried at the lower cost or fair value	—	1,258	—	1,258
Other operating expenses	5,415	5,205	10,346	10,656
Total noninterest expenses	74,400	73,302	145,954	139,896
Income before income tax expense	29,797	6,323	45,226	19,785
Income tax expense	(6,795)	(1,360)	(10,266)	(4,254)
Net income attributable to Amerant Bancorp Inc.	$23,002	$4,963	$34,960	$15,531
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$1,784	$(2,978)	$14,476	$(8,082)
Net unrealized holding gains on cash flow hedges arising during the period	173	70	186	297
Reclassification adjustment for items included in net income	(131)	(123)	(304)	(334)
Other comprehensive income (loss)	1,826	(3,031)	14,358	(8,119)
Comprehensive income	$24,828	$1,932	$49,318	$7,412

Earnings Per Share (Note 13):
Basic earnings per common share	$0.55	$0.15	$0.83	$0.46
Diluted earnings per common share	$0.55	$0.15	$0.83	$0.46

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2025

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2024	42,127,316	$4,214	$343,828	$—	$582,231	$(39,806)	$890,467
Repurchase of Class A common stock	(215,427)	—	—	(5,000)	—	—	(5,000)
Treasury stock retired	—	(22)	(4,978)	5,000	—	—	—
Issuance of common shares for restricted stock unit vesting	71,839	7	(7)	—	—	—	—
Restricted stock and restricted stock units surrendered	(26,320)	(3)	(596)	—	—	—	(599)
Restricted stock forfeited	(4,818)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	790	—	—	—	790
Dividends paid	—	—	—	—	(3,885)	—	(3,885)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	11,958	—	11,958
Other comprehensive income	—	—	—	—	—	12,532	12,532
Balance at March 31, 2025	41,952,590	$4,195	$339,038	$—	$590,304	$(27,274)	$906,263
Repurchase of Class A common stock	(275,666)	—	—	(5,000)	—	—	(5,000)
Treasury stock retired	—	(28)	(4,972)	5,000	—	—	—
Restricted stock and restricted stock units surrendered	(6,241)	(1)	(252)	—	—	—	(253)
Stock issued for employee stock purchase plan	34,347	3	586	—	—	—	589
Restricted stock units vested	43,404	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,625	—	—	—	1,625
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	23,002	—	23,002
Dividends paid	—	—	—	—	(3,766)	—	(3,766)
Other comprehensive income	—	—	—	—	—	1,826	1,826
Balance at June 30, 2025	41,748,434	$4,173	$336,021	$—	$609,540	$(25,448)	$924,286

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$34,960	$15,531
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	24,506	31,550
Net premium amortization on securities	1,124	2,586
Depreciation and amortization	3,139	3,129
Stock-based compensation expense	2,415	3,039
Change in cash surrender value of bank owned life insurance	(4,940)	(4,584)
Securities (gains) losses, net	(1,843)	171
Derivative losses, net	1,852	196
Gains on sale of loans, net	(5,156)	(2,294)
Losses on loans held for sale carried at the lower of cost or fair value	—	1,258
Deferred taxes and others	98	12,018
Gain on early extinguishment of advances from the FHLB, net	—	(189)
Proceeds from sales and repayments of loans held for sale (at fair value)	126,549	113,481
Originations and purchases of loans held for sale (at fair value)	(95,713)	(168,016)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	6,999	(15,009)
Accounts payable, accrued liabilities and other liabilities	(16,190)	7,580
Net cash provided by operating activities	77,800	447
Cash flows from investing activities
Purchases of investment securities:
Available for sale	(425,291)	(115,935)
Trading securities	(118,444)	—
Federal Home Loan Bank stock	(2,575)	(36,343)
	(546,310)	(152,278)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	92,065	50,941
Held to maturity	—	6,729
Federal Home Loan Bank stock	1,424	30,226
	93,489	87,896
Proceeds from surrender of bank owned life insurance	—	62,741
Net decrease (increase) in loans	10,977	(470,074)
Proceeds from loan portfolio sales	24,583	434,318
Proceeds from sales of other real estate owned	2,661	—
Net purchases of premises and equipment and others	(3,551)	(4,995)
Proceeds from bank owned life insurance death benefit	—	1,232
Purchase of bank owned life insurance	(7,000)	—
Net cash used in investing activities	(425,151)	(41,160)
Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	523,475	(92,417)
Net (decrease) increase in time deposits	(71,526)	13,565
Proceeds from advances from the Federal Home Loan Bank	50,000	1,212,500
Repayments of advances from the Federal Home Loan Bank	(30,000)	(1,092,311)
Redemption of senior notes	(60,000)	—
Repurchase of common stock - Class A	(10,000)	(4,448)
Dividend paid	(7,651)	(6,034)
Disbursements arising from stock-based compensation, net	(469)	(1,695)
Net cash provided by financing activities	393,829	29,160
Net increase in cash and cash equivalents and restricted cash	46,478	(11,553)

Cash, cash equivalents and restricted cash
Beginning of period	590,359	321,872
End of period	$636,837	$310,319
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid:
Interest	$121,248	$133,977
Income taxes	720	4,751
Right-of-use assets obtained in exchange for new lease obligations	6,121	—
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	7,513	23,365
Loans transferred to other assets	1,210	—
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	40,597	—
Loans held for investment (at lower of cost or fair value) transferred to loans held for sale	40,597	553,085
Premises and equipment transferred to other assets	—	11,405
Right-of-use assets transferred to other assets	—	15,368
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

Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”) is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of June 30, 2025 and December 31, 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in 2025, once regulatory approval from the applicable regulatory agency is received.

In April 2025, considering its strategic decision to focus on Florida, the Company announced its decision to transition the focus of its mortgage business from being a national mortgage originator to focusing on in-footprint mortgage lending to support the Company’s retail and private banking customer base. Since April 2025 and throughout the early part of the fourth quarter of 2025, the Company plans to progressively reduce the FTE count from 77 FTEs to approximately 20, transfer loans owned into our core platform, and exit and/or modify existing vendor contracts.

Sale of Houston Banking Operations

During the second quarter of 2024, the Bank entered into a Purchase and Assumption Agreement with MidFirst Bank (“MidFirst”) pursuant to which MidFirst agreed to purchase certain assets and assume certain liabilities (the “Houston Sale Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area. In each of the second quarter and first half of 2024, the Company recorded non-routine expenses in connection with the Houston Sale Transaction totaling approximately $5.5 million as follows: (i) $3.4 million in market value adjustments for two branches owned based on third party appraisals; (ii) $1.3 million in loan valuation allowance due to deferred loan costs; (iii) $0.5 million for legal and investment banking fees; and (iv) $0.3 million in intangible write-off. For complete details of the Houston Sale Transaction, see December 31, 2024 Form 10-K for more information.

Senior Notes

On April 1, 2025, the Company redeemed $60.0 million in aggregate principal amount of its 5.75% Senior Notes that were due June 30, 2025 (the “Senior Notes”). The Senior Notes were redeemed in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. The aggregate redemption price, including accrued interest, totaled approximately $60.9 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Segment Information

Determination of the CODM

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (CEO). The CEO makes the overall decisions about the Company’s resource allocation and assesses the performance of the Company.
Determination and Identification of operating segments
The CODM manages the Company as one operating segment: the consolidated Company as one entity. All decisions regarding the allocation of financial, operational, and other resources are managed under this one segment. As part of the determination for the allocation of resources, the CODM regularly reviews net income as the measure of profit or loss. In addition, as part of the CODM’s assessment of the performance of the consolidated entity, the CODM also reviews the consolidated financial statements for significant expenses which include both cash and noncash items, such as amortization and depreciation and stock-based compensation. For more information on the significant components of net income or any significant cash or noncash items, refer to our accompanying consolidated financial statements or the Notes to Consolidated Financial Statements contained within. The measure of assets is reported on the consolidated balance sheet as total consolidated assets.
Segment results
As the Company’s consolidated financial information as of June 30, 2025 and December 31, 2024 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.

Stock Repurchase Program

On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “Stock Repurchase Program”). On December 6, 2023, the Board approved to extend the expiration date of the Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. On December 11, 2024, the Company announced that the Board approved to extend the expiration date to December 31, 2025. As of December 11, 2024, there was approximately $12.4 million available for repurchases under the Stock Repurchase Program. On May 28, 2025, the Company announced that the Board of Directors approved an increase in the amount available for repurchases of the Company’ shares of Class A common stock under the Stock Repurchase Program to $25 million.

In the three and six month periods ended June 30, 2025, the Company repurchased an aggregate of 275,666 and 491,093 shares of Class A common stock at a weighted average price of $18.14 and $20.36 per share, under the Stock Repurchase Program. The aggregate purchase price for these transactions was $5.0 million and $10.0 million in the three and six months ended June 30, 2025, including transaction costs. In each of the three and six month periods ended June 30, 2024, the Company repurchased an aggregate of 200,652 shares of Class A common stock at a weighted average price of $22.17 per share. The aggregate purchase price for these transactions was $4.4 million, including transaction costs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

In the three and six months ended June 30, 2025, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of June 30, 2025 and 2024, there were no shares of Class A common stock held as treasury stock.

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three and six month periods ended June 30, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
On July 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on August 29, 2025, to shareholders of record at the close of business on August 15, 2025.

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
In the second quarter of 2025, the Company changed its policy for charging off unsecured consumer loans when balances are past-due 120 days or more. Previously, the Company charged-off these loan types when balances were 90 days past due. The Company believes this change is in line with regulatory guidance. There was no material impact to Company’s consolidated financial statements as of and for the six months ended ended June 30, 2025 as a result of this change in policy.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
d) Subsequent Events
On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company is currently evaluating the impact of the Act on its consolidated financial statements; however, the Company does not anticipate a material impact resulting from the Act.

The effects of other significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At June 30, 2025 and December 31, 2024, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $573 million and $520 million, respectively. At June 30, 2025 and December 31, 2024, the average interest rate on these deposits was approximately 4.44% and 5.31%, respectively. These deposits have no stated maturity dates.

As of June 30, 2025 and December 31, 2024, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company held $7.1 million and $6.9 million, respectively, with an average yield of 4.23% and 5.07%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At June 30, 2025 and December 31, 2024, the Company had restricted cash balances of $8.0 million and $24.4 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Bank, to repay according to margin requirements. At June 30, 2025 and December 31, 2024, this obligation was $6.3 million and $23.5 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

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
3. Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	June 30, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Treasury Securities	$1,972	$—	$—	$—	$1,972
U.S. Government agency and sponsored enterprise residential MBS	1,646,816	3,204	(34,267)	—	1,615,753
U.S. Government agency and sponsored enterprise commercial MBS	146,682	514	(3,904)	—	143,292
U.S. Government agency and sponsored enterprise obligations	14,393	7	(277)	—	14,123
Non-agency commercial MBS (1)	12,500	—	(463)	—	12,037
Municipal Bonds (2)	1,732	—	(201)	—	1,531
Total debt securities available for sale (3)	$1,824,095	$3,725	$(39,112)	$—	$1,788,708
__________________
(1)Issued by a financial institution.
(2)Includes MBS securities with a fair value of $1.5 million and amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $6.7 million as of June 30, 2025, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and six month periods ended June 30, 2025.

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
There were no investments in foreign corporate bonds available for sale at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale, if any, are denominated in U.S. Dollars.
In the three and six month periods ended June 30, 2025, there were no sales, calls or redemptions of debt securities available for sale.
In the three and six month periods ended June 30, 2024, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2024
Proceeds from sales, redemptions and calls of debt securities available for sale	$2,880	$2,880

Gross realized gains	$—	$—
Gross realized losses	(120)	(120)
Realized loss, net	$(120)	$(120)
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	131	$672,854	$(6,528)	312	$393,036	$(27,739)	$1,065,890	$(34,267)
Non-agency commercial MBS	—	—	—	1	12,037	(463)	12,037	(463)
U.S. Government agency and sponsored enterprise commercial MBS	5	25,400	(458)	29	63,175	(3,446)	88,575	(3,904)
U.S. Government agency and sponsored enterprise obligations	1	170	—	44	13,504	(277)	13,674	(277)
Municipal bonds	—	—	—	3	1,531	(201)	1,531	(201)
	137	$698,424	$(6,986)	389	$483,283	$(32,126)	$1,181,707	$(39,112)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	133	$717,487	$(13,555)	324	$407,841	$(34,982)	$1,125,328	$(48,537)
Non-agency commercial MBS	—	—	—	1	11,792	(725)	11,792	(725)
U.S. Government agency and sponsored enterprise commercial MBS	13	63,468	(1,261)	30	64,606	(4,676)	128,074	(5,937)
U.S. Government agency and sponsored enterprise obligation	2	228	(1)	47	15,982	(387)	16,210	(388)
Municipal Bonds	—	—	—	3	1,585	(147)	1,585	(147)
	148	$781,183	$(14,817)	405	$501,806	$(40,917)	$1,282,989	$(55,734)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At June 30, 2025 and December 31, 2024, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities below their amortized cost basis is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of June 30, 2025 and December 31, 2024. Additionally, the Company does not intend to sell these debt securities and it considers it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Contractual maturities

Contractual maturities of debt securities at June 30, 2025 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$1,977	$1,977
After 1 year through 5 years	51,946	51,326
After 5 years through 10 years	44,871	43,742
After 10 years	1,725,301	1,691,663
	$1,824,095	$1,788,708

Trading Securities
Trading securities are used to support the Company’s liquidity management activities and reported on the Company’s Consolidated Balance Sheet at fair value. Our trading portfolio is entirely composed of U.S. Government agency and sponsored enterprise residential MBS with a fair value of $120.2 million at June 30, 2025. Changes in the fair value of trading securities are recorded in securities gains/losses on the Company’s consolidated statements of income. The Company did not have any debt securities classified as trading securities at December 31, 2024.
Changes in the fair value of trading securities for the three and six month periods ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net gains recognized during the period on trading securities	$1,776	$—	$1,776	$—
Less: Net gains and losses recognized during the period on trading securities sold during the period	—	—	—	—
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$1,776	$—	$1,776	$—

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Equity securities with readily available fair value not held for trading
As of June 30, 2025 and December 31, 2024, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and a fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three and six month periods ended June 30, 2025 and 2024.

c) Securities Pledged

As of June 30, 2025 and December 31, 2024, the Company had $75.2 million and $135.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	June 30, 2025	December 31, 2024
Real estate loans
Commercial real estate
Nonowner occupied	$1,770,403	$1,678,473
Multi-family residential	371,692	336,229
Land development and construction loans	543,697	483,210
	2,685,792	2,497,912
Single-family residential	1,542,447	1,528,080
Owner occupied	983,090	1,007,074
	5,211,329	5,033,066
Commercial loans	1,566,420	1,751,902
Loans to financial institutions and acceptances	156,918	170,435
Consumer loans and overdrafts	248,456	273,008
Total loans held for investment, gross (1)	$7,183,123	$7,228,411
_________________
(1)Excludes accrued interest receivable.

At June 30, 2025 and December 31, 2024, loans with outstanding principal balances of $2.0 billion were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $379.9 million and $393.7 million at June 30, 2025 and December 31, 2024, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.

International loans included above were $35.5 million and $40.7 million at June 30, 2025 and December 31, 2024, respectively, mainly comprised of single-family residential loans. These loans are generally secured by real estate properties located in the U.S.
There were no significant purchases of loans held for investment in the three and six month periods ended June 30, 2025 and 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of June 30, 2025 and December 31, 2024, are summarized in the following tables:

	June 30, 2025
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,770,403	$1,756,981	$12,400	$—	$1,022	$13,422
Multi-family residential	371,692	371,692	—	—	—	—
Land development and construction loans	543,697	543,697	—	—	—	—
	2,685,792	2,672,370	12,400	—	1,022	13,422
Single-family residential	1,542,447	1,523,089	14,951	1,616	2,791	19,358
Owner occupied	983,090	975,198	3,696	1,756	2,440	7,892
	5,211,329	5,170,657	31,047	3,372	6,253	40,672
Commercial loans	1,566,420	1,530,847	21,050	2,140	12,383	35,573
Loans to financial institutions and acceptances	156,918	156,918	—	—	—	—
Consumer loans and overdrafts	248,456	242,680	3,914	1,196	666	5,776
	$7,183,123	$7,101,102	$56,011	$6,708	$19,302	$82,021

	December 31, 2024
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,678,473	$1,676,816	$361	$1,296	$—	$1,657
Multi-family residential	336,229	335,984	245	—	—	245
Land development and construction loans	483,210	479,091	4,119	—	—	4,119
	2,497,912	2,491,891	4,725	1,296	—	6,021
Single-family residential	1,528,080	1,512,536	2,816	4,668	8,060	15,544
Owner occupied	1,007,074	995,443	6,196	336	5,099	11,631
	5,033,066	4,999,870	13,737	6,300	13,159	33,196
Commercial loans	1,751,902	1,732,409	12,608	1,362	5,523	19,493
Loans to financial institutions and acceptances	170,435	170,435	—	—	—	—
Consumer loans and overdrafts	273,008	269,761	1,984	1,255	8	3,247
	$7,228,411	$7,172,475	$28,329	$8,917	$18,690	$55,936

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$1,022	$1,022	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	—	—
	—	1,022	1,022	—
Single-family residential	2,611	4,810	7,421	—
Owner occupied	19,186	1,841	21,027	—
	21,797	7,673	29,470	—
Commercial loans	43,015	8,142	51,157	1,192
Consumer loans and overdrafts	666	—	666	—
Total	$65,478	$15,815	$81,293	$1,192

	As of December 31, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Land development and construction loans	$4,119	$—	$4,119	$—
	4,119	—	4,119	—
Single-family residential	73	8,067	8,140	1,201
Owner occupied	21,710	1,481	23,191	837
	25,902	9,548	35,450	2,038
Commercial loans	46,822	17,750	64,572	2,033
Consumer loans and overdrafts	—	—	—	8
Total (1)	$72,724	$27,298	$100,022	$4,079
_________________
(1)The Company did not recognize any interest income on nonaccrual loans during the period ended December 31, 2024.

The Company did not recognize any interest income on nonaccrual loans during the three and six month periods ended June 30, 2025 and 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	June 30, 2025	December 31, 2024

Mortgage loans held for sale at fair value
Land development and construction loans	2,056	10,768
Single-family residential	4,017	32,143
Total mortgage loans held for sale at fair value (1)(2)	6,073	42,911
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Excludes accrued interest receivable.

During the six months ended June 30, 2025, the Company transferred a $40.6 million commercial loan from held to investment to held to sale and transferred it back to held for investment. Additionally, in the first half of 2025, the Company transferred approximately $5.5 million in construction mortgage loans and $2.0 million in single family residential mortgage loans from held to sale and held to investment.

c) Concentration of risk

While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida, the greater Tampa, Houston and the five New York City boroughs. At June 30, 2025, our commercial real estate loans held for investment based in Florida, Houston, New York and other regions were $2.1 billion, $158 million, $219 million and $224 million, respectively.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $31.1 million and $40.4 million as of June 30, 2025 and December 31, 2024, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the Allowance for Credit Losses, or ACL, for loans for the three and six month periods ended June 30, 2025 and 2024 is summarized in the following tables:

	Three Months Ended June 30, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$20,939	$54,080	$—	$23,247	$98,266
Provision for (reversal of) credit losses - loans	2,117	(180)	—	1,623	3,560
Loans charged-off	—	(16,624)	—	(1,955)	(18,579)
Recoveries	—	2,772	—	500	3,272
Balance at end of the period	$23,056	$40,048	$—	$23,415	$86,519

	Six Months Ended June 30, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$16,668	$44,732	$—	$23,563	$84,963
Provision for credit losses - loans	6,370	10,129	—	4,257	20,756
Loans charged-off	—	(18,457)	—	(5,502)	(23,959)
Recoveries	18	3,644	—	1,097	4,759
Balance at end of the period	$23,056	$40,048	$—	$23,415	$86,519

	Three Months Ended June 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$22,322	$47,547	$—	$26,181	$96,050
(Reversal of) provision for credit losses - loans	(3,269)	17,648	—	3,271	17,650
Loans charged-off	—	(13,452)	—	(6,762)	(20,214)
Recoveries	11	400	—	503	914
Balance at end of the period	$19,064	$52,143	$—	$23,193	$94,400

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,876	$41,809	$—	$27,819	$95,504
(Reversal of) provision for credit losses - loans	(6,257)	25,231	—	11,076	30,050
Loans charged-off	(591)	(15,876)	—	(16,949)	(33,416)
Recoveries	36	979	—	1,247	2,262
Balance at end of the period	$19,064	$52,143	$—	$23,193	$94,400

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the six months ended June 30, 2025.
The ACL increased by $1.6 million, or 1.8% at June 30, 2025, compared to December 31, 2024. The ACL as a percentage of total loans held for investment was 1.20% at June 30, 2025 compared to 1.18% at December 31, 2024. The increase in the ACL during the period included a provision for credit losses on loans in the three and six month periods ended June 30, 2025, which was partially offset by net charge-offs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the second quarter of 2025, the provision for credit losses on loans included $6.0 million to cover for charge-offs, and $2.2 million due to macro-economic factors. This was partially offset by releases of $1.5 million due to lower loan balances and $3.3 million due to recoveries.
In the first half of 2025, the provision for credit losses on loans included $14.1 million for specific reserves, $10.0 million to cover net charge-offs, and $4.7 million due to model adjustments for macroeconomic factors, partially offset by releases of $1.1 million due to credit quality and other macroeconomic updates, $2.3 million due to lower loan balances and $4.8 million due to recoveries.
In the second quarter of 2025, the Company sold a participation in a Quick Service Restaurant (“QSR”)-related loan with carrying value of $6.9 million and ACL of $4.8 million as of March 31, 2025. Proceeds from the sale were $2.2 million which resulted in a charge off against the ACL of $4.8 million in the second quarter 2025.

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

	Three Months Ended June 30,
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2025	$—	$9,525	$—	$7,066	$16,591
2024	$—	$4,681	$—	$—	$4,681

	Six Months Ended June 30,
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2025	$4,025	$12,675	$—	$7,883	$24,583
2024	$1,768	$65,628	$—	$—	$67,396

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2025 and 2024. There were no modified loans that defaulted in the three and six months ended June 30, 2025 and 2024 and had been modified within the 12 months preceding the payment default.
As of June 30, 2025, there were no outstanding balances related to loan modifications to borrowers experiencing financial difficulties compared to $9.4 million as of December 31, 2024. The $9.4 million as of December 31, 2024 was related to one commercial nonaccrual loan that was paid off in the second quarter of 2025.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Chief Risk Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$222,593	$345,177	$134,203	$144,493	$315,457	$387,921	$121,093	$1,670,937
Special Mention	—	—	9,942	—	—	34,142	—	44,084
Classified
Substandard	—	—	1,022	20,903	21,158	12,299	—	55,382
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	222,593	345,177	145,167	165,396	336,615	434,362	121,093	1,770,403

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	13,192	45,550	1,818	69,235	80,505	119,174	33,934	363,408
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	8,284	—	8,284
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	13,192	45,550	1,818	69,235	80,505	127,458	33,934	371,692

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	106,951	212,626	50,052	—	3,108	36,470	107,916	517,123
Special Mention	—	6,994	19,580	—	—	—	—	26,574
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	106,951	219,620	69,632	—	3,108	36,470	107,916	543,697

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	108,208	277,987	247,177	383,253	124,717	125,804	268,004	1,535,150
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	965	1,049	1,824	406	770	2,283	7,297
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	108,208	278,952	248,226	385,077	125,123	126,574	270,287	1,542,447

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	57,193	186,685	120,239	156,764	195,184	151,812	32,547	900,424
Special Mention	—	17,100	—	1,550	—	2,426	—	21,076
Classified
Substandard	—	767	48,528	7,668	853	1,212	2,562	61,590
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	57,193	204,552	168,767	165,982	196,037	155,450	35,109	983,090

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$144,664	$367,884	$202,829	$105,645	$13,548	$31,962	$576,650	$1,443,182
Special Mention	—	17,421	2,688	—	—	—	20,916	41,025
Classified
Substandard	—	—	29,722	14,884	15,051	3,666	18,890	82,213
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	144,664	385,305	235,239	120,529	28,599	35,628	616,456	1,566,420

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	4,973	100,772	—	—	—	—	51,173	156,918
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	4,973	100,772	—	—	—	—	51,173	156,918

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	7,321	19,891	12,349	58,946	9,405	1,576	138,302	247,790
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	26	531	108	1	—	666
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	7,321	19,891	12,375	59,477	9,513	1,577	138,302	248,456
Total loans held for investment, gross	$665,095	$1,599,819	$881,224	$965,696	$779,500	$917,519	$1,374,270	$7,183,123

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
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$565,879	$322,047	$144,910	$43,603	$2,117	$34,807	$571,934	$1,685,297
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	7,561	16,566	91	94	9,463	32,830	66,605
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	565,879	329,608	161,476	43,694	2,211	44,270	604,764	1,751,902

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	156,935	—	—	—	—	13,500	—	170,435
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	156,935	—	—	—	—	13,500	—	170,435

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	68,289	16,371	88,501	17,557	2,604	—	79,678	273,000
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	8	—	—	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	68,297	16,371	88,501	17,557	2,604	—	79,678	273,008
Total loans held for investment, gross	$1,976,496	$1,022,061	$1,082,086	$933,502	$126,613	$911,514	$1,176,139	$7,228,411

In July 2025, the Company downgraded to substandard accrual a total of $55.6 million, which included one CRE loan from Pass, one CRE loan from Special Mention, and two commercial loans from Pass. Additionally, the Company collected a total of $53.0 million in full satisfaction, which included two CRE accruing loans and one commercial non-performing loan. There were no additional charges as a result of this activity.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended June 30, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	141	—	15	—	—	156
Owner occupied	—	—	—	—	—	—	—	—
	—	—	141	—	15	—	—	156
Commercial loans	—	279	4,897	11,432	16	—	—	16,624
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	160	7	124	1,243	217	48	—	1,799
Total Quarter-To-Date Gross Charge-Offs	$160	$286	$5,162	$12,675	$248	$48	$—	$18,579

	Six Months Ended June 30, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	141	22	15	38	—	216
Owner occupied	—	—	—	—	—	130	—	130
	—	—	141	22	15	168	—	346
Commercial loans	—	279	5,121	11,898	263	766	—	18,327
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	288	8	597	3,517	742	134	—	5,286
Total Year-To-Date Gross Charge-Offs	$288	$287	$5,859	$15,437	$1,020	$1,068	$—	$23,959

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans
Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$42,110	$—	$—	$42,110	$—
	42,110	—	—	42,110	—
Single-family residential	—	—	—	—	—
Owner occupied (2)	59,749	—	—	59,749	—
	101,859	—	—	101,859	—
Commercial loans	—	—	31,102	31,102	—
Total	$101,859	$—	$31,102	$132,961	$—
_________________
(1)Weighted-average loan-to-value was approximately 51.3% at June 30, 2025.
(2)Weighted-average loan-to-value was approximately 70.5% at June 30, 2025.

	As of December 31, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$21,430	$—	$4,992	$26,422	$—
Land development and construction loans (2)	4,121	—	—	4,121	—
	25,551	—	4,992	30,543
Single-family residential (3)	—	67	—	67	—
Owner occupied (4)	63,111	—	—	63,111	—
	88,662	67	4,992	93,721	—
Commercial loans	—	—	62,572	62,572	2,105
Total	$88,662	$67	$67,564	$156,293	$2,105
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

Other Individually Evaluated Loans
As of June 30, 2025, as part of the process of calculating the ACL, in addition to collateral dependent loans, the Company evaluated individually $53.2 million in commercial loans primarily in the restaurant, transportation and healthcare industries, in addition to collateral dependent loans ($7.2 million in a commercial loan in the restaurant industry as of December 31, 2024). The ACL on these loans as of June 30, 2025 was $4.7 million ($2.5 million as of December 31, 2024).

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at June 30, 2025 and December 31, 2024, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $734 million and $731 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, brokered time deposits amounted to $635 million and $702 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands, except percentages)
Less than 3 months	$340,121	27.0%	$386,857	30.4%
3 to 6 months	475,966	37.8%	349,673	27.5%
6 to 12 months	385,281	30.6%	464,812	36.6%
1 to 3 years	42,036	3.3%	53,745	4.2%
Over 3 years	16,607	1.3%	15,386	1.3%
Total	$1,260,011	100.0%	$1,270,473	100.0%

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

7.Advances from the Federal Home Loan Bank
At June 30, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	June 30, 2025	December 31, 2024
			(in thousands)
2025	4.58%	Variable	$50,000	$—
2025	4.44%	Fixed	—	30,000
2026	4.90%	Fixed	10,000	10,000
2027	4.67% to 4.89%	Fixed	200,000	200,000
2029	3.54% to 4.45%	Fixed	505,000	505,000
Total (1)			$765,000	$745,000
_______________
(1)As of June 30, 2025 and December 31, 2024, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.54% to 3.76%, and maturing in 2029.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Derivative Instruments
At June 30, 2025 and December 31, 2024, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	June 30, 2025				December 31, 2024
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$286	$—	6	$114,178	$137	$81
Customer Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	148	1,511,579	19,372	23,431	131	1,309,781	4,300	42,194
Third party broker	148	1,511,579	23,431	19,372	131	1,309,781	42,194	4,300
	296	3,023,158	42,803	42,803	262	2,619,562	46,494	46,494

Credit risk participation agreements	11	109,853	—	—	11	112,010	—	—

Interest rate caps:
Customers	8	151,366	—	569	7	131,251	—	932
Third party broker	8	151,366	569	—	7	131,251	932	—
	16	302,732	569	569	14	262,502	932	932

Economic hedges:
Forward to be announced (MBS)	2	122,400	—	1,199	—	—	—	—

Mortgage derivatives:
Forward to be announced (MBS)	—	—	—	—	1	25,000	—	59
Interest rate lock commitments	9	3,405	39	—	60	30,081	301	46
Mortgage loan forward contracts	—	—	—	—	16	29,000	147	3
	9	3,405	39	—	77	84,081	448	108
Total derivatives not designated as hedging instruments	334	$3,561,548	$43,411	$44,571	364	$3,078,155	$47,874	$47,534
Total derivative instruments	340	$3,675,726	$43,697	$44,571	370	$3,192,333	$48,011	$47,615

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
At June 30, 2025 and December 31, 2024, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million maturing in the third and fourth quarters of 2025. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at June 30, 2025 and December 31, 2024 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million and $0.2 million in the three months ended June 30, 2025 and 2024, respectively, and unrealized gains of $0.1 million and $0.4 million in the six months ended June 30, 2025 and 2024, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.

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

Interest Rate Swaps On Loans

As of June 30, 2025 and December 31, 2024, the Company had one interest rate swap contract with a notional amount of $50.0 million. In the second quarter of 2025, this contract matured and was renewed for another 2 years. The Company designates this interest rate swap contract as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. Unrealized losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

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

b) Economic Hedges

The Company enters into forward sale contracts to effectively offset changes in market valuation on the trading securities portfolio. These forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. At December 31, 2024, there were no derivatives classified as economic hedges. In each of the three and six month periods ended June 30, 2025, the net unrealized loss on these instruments was $1.9 million. This amount was included in derivative losses, net in the Company’s consolidated statement of operations and comprehensive income.

c) Mortgage Derivatives

The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. A separate type of forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. In each of the three and six month periods ended June 30, 2025, the change in the fair value of these instruments was an unrealized loss of $0.3 million. In the three and six months ended June 30, 2024, the change in the fair value of these instruments was unrealized loss of $0.2 million and $0.5 million, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. At June 30, 2025 and December 31, 2024, there were $7.9 million and $0.4 million, respectively, in securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of June 30, 2025 and December 31, 2024, the Company had cash held as collateral for derivatives margin calls of $6.3 million and $23.5 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral.

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
The effective combined federal and state tax rates for the six months ended June 30, 2025 and 2024 were 22.70% and 21.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive Loss/Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2025			December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(35,387)	$9,041	$(26,346)	$(54,828)	$14,006	$(40,822)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,206	(308)	898	1,364	(348)	1,016
Total AOCL	$(34,181)	$8,733	$(25,448)	$(53,464)	$13,658	$(39,806)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive income (loss) for the periods presented are summarized as follows:

	Three Months Ended June 30,
	2025			2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$2,395	$(611)	$1,784	$(3,967)	$989	$(2,978)
Reclassification adjustment for net losses included in net income	—	—	—	120	(30)	90
	$2,395	$(611)	$1,784	$(3,847)	$959	$(2,888)
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	233	(60)	173	94	(24)	70
Reclassification adjustment for net interest income included in net income	(177)	46	(131)	(286)	73	(213)
	56	(14)	42	(192)	49	(143)
Total other comprehensive income (loss)	$2,451	$(625)	$1,826	$(4,039)	$1,008	$(3,031)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2025			2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains (losses) on debt securities available for sale:
Change in fair value arising during the period	$19,441	$(4,965)	$14,476	$(10,857)	$2,775	$(8,082)
Reclassification adjustment for net losses included in net income	—	—	—	120	(30)	90
	$19,441	$(4,965)	$14,476	$(10,737)	$2,745	$(7,992)
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	250	(64)	186	398	(101)	297
Reclassification adjustment for net interest income included in net income	(408)	104	(304)	(568)	144	(424)
	(158)	40	(118)	(170)	43	(127)
Total other comprehensive income (loss)	$19,283	$(4,925)	$14,358	$(10,907)	$2,788	$(8,119)

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
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2025 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,746,571
Standby letters of credit	181,246
Commercial letters of credit	315
$1,928,132

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and six month periods ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Balances at beginning of period	$7,192	$3,102	$5,942	$3,102
Provision for credit losses - off balance sheet exposures	2,500	1,500	3,750	1,500
Balances at end of period	$9,692	$4,602	$9,692	$4,602

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,083	$—	$7,083
Securities
Trading securities	—	120,226	—	120,226
Debt securities available for sale
U.S. Treasury Securities	—	1,972	—	1,972
U.S. Government agency and sponsored enterprise residential MBS	—	1,615,753	—	1,615,753
U.S. Government agency and sponsored enterprise commercial MBS	—	143,292	—	143,292
U.S. Government agency and sponsored enterprise obligations	—	14,123	—	14,123
Non-agency commercial MBS	—	12,037	—	12,037
Municipal Bonds	—	1,531	—	1,531
	—	1,788,708	—	1,788,708

Equity securities with readily determinable fair values not held for trading	2,525	—	—	2,525
	2,525	1,908,934	—	1,911,459
Mortgage loans held for sale (at fair value)	—	6,073	—	6,073
Bank owned life insurance	—	255,487	—	255,487
Other assets
Mortgage servicing rights (MSRs)	—	—	1,460	1,460
Derivative instruments	—	43,697	—	43,697
	$2,525	$2,221,274	$1,460	$2,225,259
Liabilities
Other liabilities
Derivative instruments	$—	$44,571	$—	$44,571

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,944	$—	$6,944
Securities
Debt securities available for sale
U.S Treasury Securities	—	1,933	—	1,933
U.S. Government agency and sponsored enterprise residential MBS	—	1,262,640	—	1,262,640
U.S. government agency and sponsored enterprise commercial MBS	—	142,538	—	142,538
U.S. Government agency and sponsored enterprise obligations	—	16,682	—	16,682
Non-agency commercial MBS	—	11,792	—	11,792
Municipal Bonds	—	1,585	—	1,585
	—	1,437,170	—	1,437,170
Equity securities with readily determinable fair values not held for trading	2,477	—	—	2,477
	2,477	1,437,170	—	1,439,647
Mortgage loans held for sale (at fair value)	—	42,911	—	42,911
Bank owned life insurance	—	243,547	—	243,547
Other assets
Mortgage servicing rights (MSRs)	—	—	1,491	1,491
Derivative instruments	—	48,011	—	48,011
	$2,477	$1,778,583	$1,491	$1,782,551
Liabilities
Other liabilities
Derivative instruments	$—	$47,615	$—	$47,615
The Company had no trading securities as of December 31, 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	5,890	—	—	5,890	11,382
Other Real Estate Owned (2)	15,389	—	—	15,389	1,356
	$21,279	$—	$—	$21,279	$12,738
_______________
(1)Includes loans with total write downs of $11.4 million at June 30, 2025. None of the loans included in the table above had specific reserves at June 30, 2025.
(2)Includes $14.0 million and $1.4 million in commercial and residential real estate property, respectively.

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.

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

OREO

The Company values Other Real Estate Owned (OREO), at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as level 3 as the assumptions used may not be observable. The Company had OREO balances of $15.4 million and $18.1 million as of June 30, 2025 and December 31, 2024, respectively. In the second quarter of 2025, the Company sold two OREO properties for an aggregate of $2.7 million. and recognized a total net loss on sale $0.8 million in connection with these transactions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	2,878,540	2,853,733	3,187,223	3,113,807
Financial liabilities:
Time deposits	1,528,033	1,525,766	1,532,563	1,532,002
Advances from the FHLB	765,000	776,442	745,000	743,910
Senior notes	—	—	59,843	59,714
Subordinated notes	29,710	27,072	29,624	28,481
Junior subordinated debentures	64,178	63,877	64,178	63,255

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands, except share data and per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to Amerant Bancorp Inc.	$23,002	$4,963	$34,960	$15,531
Net income available to common stockholders	$23,002	$4,963	$34,960	$15,531
Denominator:
Basic weighted average shares outstanding	41,805,550	33,581,604	41,909,948	33,559,836
Dilutive effect of share-based compensation awards	68,001	199,062	119,627	241,278
Diluted weighted average shares outstanding	41,873,551	33,780,666	42,029,575	33,801,114

Basic earnings per common share	$0.55	$0.15	$0.83	$0.46
Diluted earnings per common share	$0.55	$0.15	$0.83	$0.46

As of June 30, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 598,770 and 539,072, respectively. In the three and six month periods ended June 30, 2025 and 2024, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). The Bank has two operating subsidiaries: Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) and Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”). For an update on the strategic focus of our mortgage business see “Amerant Mortgage Updates” below.
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
People and Channels

In the first quarter of 2025, we had strategic additions to our leadership team, particularly our risk management function. We hired a new Chief Credit Officer who started in mid-March 2025, leading a focused assessment of our current credit functions and credit quality overall. He is also now a part of our Executive Management Committee. We also hired a new Head of Treasury Management who will help expand our treasury management services and grow core deposit relationships. Lastly, our Chief Business Development Officer, who had joined the Company last year has now assumed additional responsibilities as Chief Consumer Banking Officer, where he will leverage his extensive business development, private banking and wealth management experience to further elevate the Company’s consumer banking strategy. In the second quarter of 2025, we hired a new Head of Special Assets on the risk management side, and a Head of Business Development. Additionally, in July 2025. we hired our new Head of Credit of C&I.

In April 2025, we opened our new regional headquarters office and our new banking center in West Palm Beach. We currently have two planned openings in Miami Beach, FL and a second location in downtown Tampa, FL in the coming months. In July 2025, the Company received regulatory approval for the opening of a new banking center in St Petersburg, Florida which we currently expect to open in mid-2026.

Amerant Mortgage

In April 2025, considering its strategic decision to focus on Florida, the Company announced its decision to transition the focus of its mortgage business from being a national mortgage originator to focusing on in-footprint mortgage lending to support the Company’s retail and private banking customer base. Since April 2025 and throughout the early part of the fourth quarter of 2025, the Company plans to progressively reduce the FTE count from 77 FTEs to approximately 20, transfer loans owned into our core platform, and exit and/or modify existing vendor contracts.

We believe these strategic actions will support our ongoing efforts in becoming the bank of choice in the markets we serve.

Macroeconomic Outlook

The economy is currently experiencing heightened uncertainty, primarily due to market reactions to changes in tariff policies. Throughout the second quarter of 2025, the Federal Reserve has maintained interest rates steady, despite inflation remaining above its 2% target. Tariffs have the potential to exacerbate inflationary pressures, although the duration of their impact—whether temporary or prolonged—remains uncertain.

In terms of employment, data has remained relatively stable, with the unemployment rate slightly increasing to just above 4%. Federal Reserve officials, including Chairman Powell, have indicated a willingness to exercise patience at current levels of inflation and unemployment to better understand how policy changes affect economic indicators.

Overall, the economic data presents a mixed picture. While the manufacturing sector continues to contract, the services sector is expanding, albeit at a slower pace compared to the previous two quarters. Additionally, consumer spending in the United States appears to be decelerating. Historical data suggests signs of an economic slowdown are emerging. While recession odds have decreased from earlier highs in 2025, they remain somewhat elevated compared to the long-term average.

This macroeconomic environment has contributed to volatility across the banking industry and other sectors. Consequently, we continuously face challenges in executing our business strategy. These include expanding our balance sheet (especially loans and deposits) amid fierce competition, adapting to fluctuating interest rates, and complying with evolving regulatory requirements.

While these are widespread challenges for the banking industry, the Company has not experienced a material impact to its business, financial condition, results of operations, or cash flows.

On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company is currently evaluating the impact of the Act on its consolidated financial statements; however, the Company does not anticipate a material impact resulting from the Act.

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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances which we may execute from time to time as part of asset/liability management activities; (vii) income from derivative transactions with customers; (viii) derivative gains or losses; and (ix) other noninterest income which includes mortgage banking revenue and gains or losses on the sale of loans originated for investment.

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
Our gains and losses on sales of securities are derived from sales from our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value. We also recognize unrealized gains or losses on changes in the valuation of our trading securities portfolio and our marketable equity securities not held for trading.

Our fee income generated on customer interest rate swaps and other loan level derivatives is primarily dependent on the volume of transactions completed with customers and are included in noninterest income.

Derivatives unrealized net gains and derivatives unrealized net losses are primarily derived from fair market value changes in the derivative position of our economic hedges on trading.

Other noninterest income includes mortgage banking income generated through our subsidiary, Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $0.7 million and $1.9 million in the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $3.0 million in the six months ended June 30, 2025 and 2024, respectively. Other income in the three and six months ended June 30, 2025, includes approximately $0.4 million and $3.2 million, respectively, of net gain on sale of loans originated for investment.

Non-routine noninterest income items include other non-routine noninterest income. Other non-routine noninterest income items include the effect of items such as derivative losses, securities gains and losses, gains on sale of loans, amongst others items non-recurrent in nature. See “Non-GAAP Financial Measures” for more information on non-routine noninterest income items.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; (ix) other real estate and repossessed assets, net; (x) losses on sale of assets, and (xi) other operating expenses.

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

Other operating expenses include community engagement, earnings credits, mortgage loan origination and servicing expenses, charitable contributions, postage and courier expenses, debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan, and other small operational expenses. Earnings credits are provided to certain commercial depositors primarily in the mortgage banking industry to help offset deposit service charges incurred.

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
Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution and risks in each category of assets. Problem assets may be categorized as classified, delinquent, nonaccrual, and nonperforming assets. We also manage the adequacy of our allowance for credit losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

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

Summary Results
The summary results for the three and six months ended June 30, 2025 include the following:
•Total assets were $10.3 billion at June 30, 2025, up $432.9 million, or 4.4%, compared to $9.9 billion at December 31, 2024.

•Total gross loans, which includes all loans held for sale, were $7.2 billion at June 30, 2025, down $82.1 million, or 1.1%, compared to $7.3 billion at December 31, 2024.

•Cash and cash equivalents were $636.8 million, up $46.5 million or 7.9%, compared to $590.4 million at December 31, 2024.

•Total deposits were $8.3 billion at June 30, 2025, up $451.9 million, or 5.8%, compared to $7.9 billion at December 31, 2024.

•Total advances from the FHLB were $765.0 million, up $20.0 million or 2.7%, compared to $745.0 million as of December 31, 2024. The Bank had an aggregate borrowing capacity of $2.9 billion from the Federal Reserve or FHLB as of June 30, 2025.

•Net Interest Margin (“NIM”) was 3.81% in the three months ended June 30, 2025 compared to 3.56% in the three months ended June 30, 2024. NIM was 3.78% in the six months ended June 30, 2025 compared to 3.54% in the six months ended June 30, 2024.

•Average yield on loans was 6.88% in the three months ended June 30, 2025 compared to 7.08% in the three months ended June 30, 2024. Average yield on loans decreased to 6.86% in the six months ended June 30, 2025 compared to 7.07% in the six months ended June 30, 2024.

•Average cost of total deposits decreased to 2.53% in the three months ended June 30, 2025 compared to 2.98% in the three months ended June 30, 2024. Average cost of total deposits decreased to 2.56% in the six months ended June 30, 2025 compared to 2.99% in the six months ended June 30, 2024.

•Loan to deposit ratio was 86.5% at June 30, 2025 compared to 92.6% at December 31, 2024.

•Total non-performing assets were $97.9 million at June 30, 2025, down $24.3 million, or 19.9%, compared to $122.2 million at December 31, 2024. As of June 30, 2025, non-performing assets consist of $82.5 million in non-performing loans and $15.4 million in other real estate owned. Non-performing loans decreased $21.6 million from $104.1 million at December 31, 2024, while classified loans increased from $166.5 million at December 31, 2024 to $215.4 million at June 30, 2025.

•The allowance for credit losses (“ACL”) as of June 30, 2025 was $86.5 million, up $1.6 million, or 1.8%, compared to $85.0 million as of December 31, 2024.
.
•Assets Under Management and custody (“AUM”) totaled $3.1 billion, as of June 30, 2025, up $175.0 million, or 6.1%, from $2.9 billion as of December 31, 2024.

•Pre-provision net revenue (“PPNR”)(1) was $35.9 million in the three months ended June 30, 2025, an increase of $10.4 million, or 40.8% , compared to $25.5 million in the three months ended June 30, 2024. PPNR(1) was $69.7 million, in the six months ended June 30, 2025, an increase of $18.4 million, or 35.8%, compared to $51.3 million in the six months ended June 30, 2024.

•Net Interest Income (“NII”) was $90.5 million in the three months ended June 30, 2025, up $11.1 million, or 14.0%, from $79.4 million in the three months ended June 30, 2024. NII was $176.4 million in the six months ended June 30, 2025, up $19.1 million, or 12.1%, compared to $157.3 million in the six months ended June 30, 2024.

•Provision for credit losses was $6.1 million in the three months ended June 30, 2025, down $13.1 million, or 68.36% compared to $19.2 million in the three months ended June 30, 2024. Provision for credit losses was $24.5 million in the six months ended June 30, 2025, down $7.0 million, or 22.3%, compared to $31.6 million in the six months ended June 30, 2024.

•Non-interest income was $19.8 million in the three months ended June 30, 2025, up $0.4 million or 1.8%, from $19.4 million in the three months ended June 30, 2024. Non-interest income was $39.3 million in the six months ended June 30, 2025, up $5.4 million, or 15.9%, compared to $33.9 million in the six months ended June 30, 2024.

•Non-interest expense was $74.4 million in the three months ended June 30, 2025, up $1.1 million, or 1.5%, from $73.3 million in the three months ended June 30, 2024. Non-interest expense was $146.0 million in the six months ended June 30, 2025, up $6.1 million, or 4.3%, compared to $139.9 million in the six months ended June 30, 2024.

•The efficiency ratio was 67.5% in the three months ended June 30, 2025 compared to 74.2% in the three months ended June 30, 2024. The efficiency ratio was 67.67% in the six months ended June 30, 2025 compared to 73.16% in the six months ended June 30, 2024.

•Return on average Assets (“ROA”) was 0.90% in the three months ended June 30, 2025, compared to 0.21% in the three months ended June 30, 2024. ROA was 0.69% in the six months ended June 30, 2025, compared to 0.32% in the six months ended June 30, 2024.

•Return on average equity (“ROE”) was 10.06% in the three months ended June 30, 2025 compared to 2.68% in the three months ended June 30, 2024. ROE was 7.71% in the six months ended June 30, 2025, compared to 4.19% in the six months ended June 30, 2024.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2025 and 2024

Net income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2025	2024	2025 vs 2024		2025	2024	2025 vs 2024

Net interest income	$90,479	$79,355	$11,124	14.0%	$176,383	$157,323	$19,060	12.1%
Provision for credit losses	6,060	19,150	(13,090)	(68.4)%	24,506	31,550	(7,044)	(22.3)%
Net interest income after provision for credit losses	84,419	60,205	24,214	40.2%	151,877	125,773	26,104	20.8%
Noninterest income	19,778	19,420	358	1.8%	39,303	33,908	5,395	15.9%
Noninterest expense	74,400	73,302	1,098	1.5%	145,954	139,896	6,058	4.3%
Income before income tax expense	29,797	6,323	23,474	371.3%	45,226	19,785	25,441	128.6%
Income tax expense	(6,795)	(1,360)	(5,435)	(399.6)%	(10,266)	(4,254)	(6,012)	(141.3)%
Net income attributable to Amerant Bancorp Inc.	$23,002	$4,963	$18,039	363.5%	$34,960	$15,531	$19,429	125.1%
Basic earnings per common share	$0.55	$0.15	$0.40	266.7%	$0.83	$0.46	$0.37	80.4%
Diluted earnings per common share (1)	$0.55	$0.15	$0.40	266.7%	$0.83	$0.46	$0.37	80.4%

__________________
(1)    In the three and six month periods ended June 30, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended June 30, 2025 and 2024
In the three months ended June 30, 2025, net income attributable to the Company was $23.0 million, or $0.55 income per diluted share, compared to net income of $5.0 million, or $0.15 income per diluted share, in the same quarter of 2024. The increase of $18.0 million, or 363.5%, in the three months ended June 30, 2025 was primarily driven by higher net interest income and noninterest income, as well as lower provision for credit losses. These results were partially offset by higher noninterest expense.

Net interest income was $90.5 million in the three months ended June 30, 2025, an increase of $11.1 million, or 14.0%, from $79.4 million in the three months ended June 30, 2024. This was primarily driven by the lower cost of interest-bearing liabilities which decreased 45 basis points in the second quarter compared to the same period last year. Additionally, there was an increase of $501.6 million, or 39.6%, $69.0 million or 1.0%, and $150.0 million or 41.2%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. These improvements were partially offset by: (i) a 21 basis points decrease in the average yield on total interest earning assets; (ii) an increase of $188.2 million, or 2.6%, in the average balance of total interest-bearing liabilities in the second quarter compared to the same period last year; and (iii) a decrease of $221.1 million, or 100.0%, in the average balance of debt securities held to maturity.

Noninterest income was $19.8 million in the three months ended June 30, 2025 compared to noninterest income of $19.4 million in the three months ended June 30, 2024. The increase was mainly driven by: (i) securities gains, net compared to losses in the previous period; (ii) higher loan-level derivative income; (iii) higher total brokerage, advisory and fiduciary activities; and (iv) cards and trade finance servicing fees. These results were partially offset by higher derivatives losses, net and lower deposit and services fees. See “Noninterest Income” for more details.

In the three months ended June 30, 2025 and 2024, noninterest income included certain non-routine income and loss items. See “Non-GAAP Financial Measures” for more information on non-routine noninterest income items.

Noninterest expense was $74.4 million in the three months ended June 30, 2025, an increase of $1.1 million, or 1.5%, compared to $73.3 million in the same period in 2024. This increase was mainly due to: (i) higher salary and employee benefits; (ii) higher professional and other service fees; (iii) higher net OREO and repossessed assets expenses; (iv) higher advertising expenses; and (v) higher loan-level derivative expenses; These increases were partially offset by: (i) lower occupancy and equipment expenses; and (ii) lower losses on loans held for sale carried at the lower of cost or fair value. See “Noninterest Expense” for more details.

In the three months ended June 30, 2025 and 2024, noninterest expense included total non-routine items of $1.2 million and $5.6 million, respectively. Other non-routine items in noninterest expense in the three months ended June 30, 2024, included: (i) $3.4 million in fixed assets impairment, a (ii) $1.3 million loss on loans held for sale for valuation expense, (iii) $0.6 million in legal and broker fees, and (iv) $0.3 million in goodwill and intangible asset impairment. All non-routine items mentioned in the three months ended June 30, 2024 are related to the Houston Sale Transaction completed in 2024. See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

In the three months ended June 30, 2025 and 2024, the Company incurred noninterest expenses of $3.0 million and $3.8 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 35 full time equivalent employees (“FTEs”) at June 30, 2025 compared to 83 at June 30, 2024.

Six Months Ended June 30, 2025 and 2024
In the six months ended June 30, 2025, net income attributable to the Company was $35.0 million, or $0.83 income per diluted share, compared to net income of $15.5 million, or $0.46 income per diluted share, in the same period of 2024. The increase of $19.4 million, or 125.10%, in the six months ended June 30, 2025 was primarily driven by higher net interest income and noninterest income, as well as lower provision for credit losses. These results were partially offset by higher noninterest expense.

Net interest income was $176.4 million in the six months ended June 30, 2025, an increase of $19.1 million, or 12.1%, from $157.3 million in the six months ended June 30, 2024. This was primarily driven by an increase of $368.3 million, or 29.4%, $128.0 million or 1.8%, and $153.6 million or 39.0%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. Additionally, the cost of interest-bearing liabilities decreased 40 basis points in the current year compared to the same period last year. These improvements were partially offset by: (i) a decrease of $223.0 million, or 100.0%, in the average balance of debt securities held to maturity; (ii) a 17 basis points decrease in the average yield on total interest earning assets; and (iii) an increase of $124.8 million, or 1.7%, in the average balance of total interest-bearing liabilities in the current year compared to the same period last year.

Noninterest income was $39.3 million in the six months ended June 30, 2025 compared to noninterest income of $33.9 million in the six months ended June 30, 2024. The increase was mainly driven by: (i) securities gains, net compared to losses in the previous period; (ii) higher loan-level derivative income; (iii) higher total brokerage, advisory and fiduciary activities; (iv) higher deposits and service fees; (v) higher cards and trade finance servicing fees; and (vi) higher other noninterest income. These changes were partially offset primarily by higher derivatives losses. See “Noninterest Income” for more details.

In the six months ended June 30, 2025 and 2024, noninterest income included non-routine items of $2.8 million and $0.2 million. See “Non-GAAP Financial Measures” for more information on non-routine noninterest income items.

Noninterest expense was $146.0 million in the six months ended June 30, 2025, an increase of $6.1 million, or 1.5%, compared to $139.9 million in the same period in 2024. This increase was mainly due to: (i) higher professional and other service fees; (ii) higher advertising expenses; (iii) higher net OREO and repossessed assets expenses; (iv) higher salary and employee benefits; and (v) higher loan-level derivative expenses. These increases were partially offset by: (i) lower occupancy and equipment expenses, and (ii) lower losses on loans held for sale carried at the lower of cost or fair value. See “Noninterest Expense” for more details.

In the six months ended June 30, 2025 and 2024, noninterest expense included total non-routine items of $1.7 million and $5.6 million, respectively. Non-routine items in noninterest expense in the six months ended June 30, 2024, included (i) $3.4 million in fixed assets impairment, (ii) a $1.3 million loss on loans held for sale for valuation expense, (iii) $0.6 million in legal and broker fees, and (iv) $0.3 million in goodwill and intangible asset impairment, all in connection with the Houston Sale Transaction completed in 2024. See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

In the six months ended June 30, 2025 and 2024, the Company incurred noninterest expenses of $6.2 million and $6.9 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 35 full time equivalent employees (“FTEs”) at June 30, 2025 compared to 83 at June 30, 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2025 and 2024. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,118,087	$122,166	6.88%	$7,049,109	$124,117	7.08%
Debt securities available for sale (3) (4)	1,769,440	21,931	4.97%	1,267,828	14,104	4.47%
Debt securities held to maturity (5)	—	—	—%	221,106	1,878	3.42%
Debt securities held for trading	59,331	343	2.32%	—	—	—%
Equity securities with readily determinable fair value not held for trading	2,508	21	3.36%	2,466	13	2.12%
Federal Reserve Bank and FHLB stock	57,072	917	6.44%	54,664	955	7.03%
Deposits with banks	514,478	5,643	4.40%	364,466	5,260	5.80%
Other short-term investments	7,046	74	4.21%	6,399	82	5.15%
Total interest-earning assets	9,527,962	151,095	6.36%	8,966,038	146,409	6.57%
Total non-interest-earning assets (6)	728,292			763,628
Total assets	$10,256,254			$9,729,666

	Three Months Ended June 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,289,111	$11,567	2.03%	$2,408,979	$16,779	2.80%
Money market	1,925,029	18,012	3.75%	1,411,287	14,973	4.27%
Savings	236,929	18	0.03%	253,625	26	0.04%
Total checking and saving accounts	4,451,069	29,597	2.67%	4,073,891	31,778	3.14%
Time deposits	2,149,861	22,285	4.16%	2,258,973	25,971	4.62%
Total deposits	6,600,930	51,882	3.15%	6,332,864	57,749	3.67%
Securities sold under agreements to repurchase	105	1	3.82%	124	2	6.49%
Advances from the FHLB (7)	717,260	7,230	4.04%	737,658	6,946	3.79%
Senior notes	—	78	—%	59,646	941	6.35%
Subordinated notes	29,689	361	4.88%	29,519	361	4.92%
Junior subordinated debentures	64,178	1,064	6.64%	64,178	1,055	6.61%
Total interest-bearing liabilities	7,412,162	60,616	3.28%	7,223,989	67,054	3.73%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,637,173			1,452,921
Accounts payable, accrued liabilities and other liabilities	289,909			309,298
Total non-interest-bearing liabilities	1,927,082			1,762,219
Total liabilities	9,339,244			8,986,208
Stockholders’ equity	917,010			743,458
Total liabilities and stockholders' equity	$10,256,254			$9,729,666
Excess of average interest-earning assets over average interest-bearing liabilities	$2,115,800			$1,742,049
Net interest income		$90,479			$79,355
Net interest rate spread			3.08%			2.84%
Net interest margin (7)			3.81%			3.56%
Cost of total deposits (7)			2.53%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.54%			124.11%
Average non-performing loans/ Average total loans	1.35%			0.60%

	Six Months Ended June 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,145,968	$243,187	6.86%	$7,018,015	$246,822	7.07%
Debt securities available for sale (3) (4)	1,622,123	39,895	4.96%	1,253,795	27,290	4.38%
Debt securities held to maturity (5)	—	—	—%	222,992	3,845	3.47%
Debt securities held for trading	29,907	343	2.31%	—	—	—%
Equity securities with readily determinable fair value not held for trading	2,503	40	3.22%	2,472	68	5.53%
Federal Reserve Bank and FHLB stock	57,195	1,853	6.53%	52,422	1,838	7.05%
Deposits with banks	547,262	12,044	4.44%	393,654	11,011	5.63%
Other short-term investments	6,742	141	4.23%	6,165	160	5.22%
Total interest-earning assets	9,411,700	297,503	6.37%	8,949,515	291,034	6.54%
Total non-interest-earning assets (6)	738,283			792,602
Total assets	$10,149,983			$9,742,117

	Six Months Ended June 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,211,848	$22,021	2.01%	$2,427,170	$34,515	2.86%
Money market	1,867,918	34,665	3.74%	1,421,618	29,807	4.22%
Savings	238,378	40	0.03%	258,077	53	0.04%
Total checking and saving accounts	4,318,144	56,726	2.65%	4,106,865	64,375	3.15%
Time deposits	2,188,681	46,143	4.25%	2,274,780	52,095	4.61%
Total deposits	6,506,825	102,869	3.19%	6,381,645	116,470	3.67%
Securities sold under agreements to repurchase	53	1	3.80%	62	2	6.49%
Advances from the FHLB (7)	720,446	14,430	4.04%	691,206	12,524	3.64%
Senior notes	29,776	1,020	6.91%	59,606	1,883	6.35%
Subordinated notes	29,668	722	4.91%	29,497	723	4.93%
Junior subordinated debentures	64,178	2,078	6.53%	64,178	2,109	6.61%
Total interest-bearing liabilities	7,350,946	121,120	3.32%	7,226,194	133,711	3.72%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,591,227			1,444,073
Accounts payable, accrued liabilities and other liabilities	293,677			326,809
Total non-interest-bearing liabilities	1,884,904			1,770,882
Total liabilities	9,235,850			8,997,076
Stockholders’ equity	914,133			745,041
Total liabilities and stockholders' equity	$10,149,983			$9,742,117
Excess of average interest-earning assets over average interest-bearing liabilities	$2,060,754			$1,723,321
Net interest income		$176,383			$157,323
Net interest rate spread			3.05%			2.82%
Net interest margin (8)			3.78%			3.54%
Cost of total deposits (8)			2.56%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.03%			123.85%
Average non-performing loans/ Average total loans	1.39%			0.61%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $94.8 million, and $95.6 million in the three months ended June 30, 2025 and June 30, 2024, respectively, and $89.2 million and $94.0 million in the six months ended June 30, 2025 and 2024, respectively. The average balance of total loans held for sale was $53.6 million and $191.7 million in the three months ended June 30, 2025 and June 30, 2024, respectively, and $49.9 million and $90.0 million in the six months ended June 30, 2025 and 2024, respectively.
(2) Includes average non-performing loans of $97.6 million and $52.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $100.6 million and $42.7 million in the six months ended June 30, 2025 and 2024, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $43.5 million and $115.8 million in the three months ended June 30, 2025 and June 30, 2024, respectively, and $45.2 million and $108.6 million in the six months ended June 30, 2025 and 2024, respectively.
(4)    Includes nontaxable securities with average balances of $53.9 million and $18.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $54.6 million and $18.8 million in the six months ended June 30, 2025 and 2024, respectively. The tax equivalent yield for these nontaxable securities was 4.81%, and 4.47% for the three months ended June 30, 2025 and June 30, 2024, respectively, and 4.75% and 4.51% for the six months ended June 30, 2025 and 2024, respectively. In 2025 and 2024, the tax equivalent yields were calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) We had no average held to maturity balances in the three and six months ended June 30, 2025. Includes nontaxable securities with average balances of $47.8 million and $48.1 million for the three and six months ended June 30, 2024, respectively. The tax equivalent yield for these nontaxable securities were 4.23% and 4.24% for the three and six months ended June 30, 2024, respectively. In 2024, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(6) Excludes the allowance for credit losses.
(7)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(8) Net interest margin, or NIM: defined as net interest income, or NII, divided by average interest-earning assets, which are loans, securities, deposits with banks and other. Cost of total deposits: calculated based upon the average balance of total noninterest.bearing and interest bearing deposits, which includes time deposits.financial assets which yield interest or similar income.

Net Interest Income
Three Months Ended June 30, 2025 and 2024
Net interest income in the three months ended June 30, 2025, was $90.5 million, an increase of $11.1 million, or 14.0%, from $79.4 million in the three months ended June 30, 2024. This was primarily driven by: (i) lower cost of interest bearing liabilities which decreased by 45 basis points in the second quarter of 2025 compared to the same period one year ago, (ii) increases of $501.6 million, or 39.6%, $69.0 million or 1.0%, and $150.0 million or 41.2%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period.
These improvements were partially offset by (i) a 21 basis points decrease in the average yield on total interest earning assets, mainly loans and deposits with banks, and (ii) an increase of $188.2 million or 2.6%, in the average balance of total interest-bearing liabilities in the second quarter compared to the same period last year, mainly driven by a higher average balance in money market deposit accounts; and (iii) a decrease of $221.1 million, or 100.0%, in the average balance of debt securities held to maturity. Net interest margin was 3.81% in the three months ended June 30, 2025, an increase of 25 basis points from 3.56% in the three months ended June 30, 2024. See discussions further below for more details.
During the second quarter of 2025 we had higher average balance of debt securities available for sale compared to the same period last year. In addition, we had no debt securities held to maturity at June 30, 2025, compared to $219.6 million at June 30, 2024. The Company was able to reprice the cost of its interest-bearing deposits to offset lower yields on the loan portfolio we recorded during the second quarter of 2025 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details.

Interest Income
Total interest income was $151.1 million in the three months ended June 30, 2025, an increase of $4.7 million, or 3.2%, compared to $146.4 million for the same period of 2024. This was primarily driven by an increase of $501.6 million, or 39.6%, and $150.0 million or 41.2%, in the average balances of debt securities available for sale and deposits with banks, respectively, during the period. These increases were partially offset by: (i) a decrease of $221.1 million, or 100.0%, in the average balance of debt securities held to maturity and (ii) an 21 basis points decrease in the average yield on total interest earning assets, mainly loans and deposits with banks.
Interest income on loans in the three months ended June 30, 2025 was $122.2 million, a decrease of $2.0 million, or 1.6%, compared to $124.1 million in the same period last year, primarily due to a 20 basis points decrease in average yields. The decrease in interest income on loans was partially offset by an increase in the average balance of loans which include increases in commercial loans during the quarter compared to the same period in 2024. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $21.9 million in the three months ended June 30, 2025, an increase of $7.8 million, or 55.5%, compared to $14.1 million in the same period of 2024. This was mainly due to an increase of $501.6 million, or 39.6% in the average balance of these securities as well as an increase of 50 basis points in average yields, primarily as a result of the investment portfolio repositioning that was completed in October 2024. In the three months ended June 30, 2025, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $43.5 million compared to $115.8 million in the same period last year.

As of June 30, 2025, floating rate investments represent 19% of our total investment portfolio compared to 12.9% at June 30, 2024. In addition, the expected overall duration decreased to 4.4 years at June 30, 2025 from 5.3 years at June 30, 2024 due to higher estimated prepayment assumptions and investment portfolio mix of larger proportion of floating rate securities that have a lower duration versus fixed rate securities.
Interest Expense
Interest expense was $60.6 million in the three months ended June 30, 2025, a decrease of $6.4 million or 9.6%, compared to $67.1 million in the same period of 2024. This was primarily due to a decrease of 45 basis points in average rates on total interest-bearing liabilities, mainly due to a decrease of 52 basis points in the average rates paid on total deposits, and the redemption of Senior Notes in the second quarter of 2025.These decreases were partially offset by higher average balance of total deposits, mainly money market deposit accounts.
Interest expense on interest-bearing deposits was $51.9 million in the three months ended June 30, 2025, a decrease of $5.9 million, or 10.2%, compared to $57.7 million for the same period of 2024. This was mainly driven by a decrease of 52 basis points in the average rates paid on total deposits, partially offset by an increase of $268.1 million, or 4.2%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $3.7 million, or 14.2%, in the three months ended June 30, 2025 compared to the same period in 2024. This was mainly due to a decrease of 46 basis points in the average cost of total time deposits. In addition, there was a decrease of $109.1 million, or 4.8%, in the average balance of these deposits, which includes a decrease of $80.7 million in the average balance of customer CDs and a decrease of $28.5 million in the average balance of brokered time deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $2.2 million, or 6.9% in the three months ended June 30, 2025 compared to the same period one year ago. This was mainly due to a decrease of 47 basis points in the average costs on these deposits coupled with decreases of $119.9 million, or 5.0%, and $16.7 million, or 6.6%, in the average balances of interest bearing demand deposits and savings accounts, respectively. This was partially offset by an increase of $513.7 million, or 36.4%, in the average balance of money market deposit accounts in the three months ended June 30, 2025 compared to the same period in 2024.
Interest expense on advances from the FHLB increased $0.3 million, or 4.1%, in the three months ended June 30, 2025 compared to the same period of 2024, primarily driven by an increase of 25 basis points in average rates paid. In the first six months of 2025, the Company borrowed $50.0 million and repaid $30.0 million of advances from the FHLB. See “Capital Resources and Liquidity Management” for more details on the repayment of advances from the FHLB.

Six Months Ended June 30, 2025 and 2024
Net interest income in the six months ended June 30, 2025, was $176.4 million, an increase of $19.1 million, or 12.1%, from $157.3 million in the six months ended June 30, 2024. This was primarily driven by an increase of $368.3 million, or 29.4%, $128.0 million or 1.8%, and $153.6 million or 39.0%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. Additionally, the cost of interest-bearing liabilities decreased 40 basis points in the current year compared to the same period last year. These improvements were partially offset by (i) a decrease of $223.0 million, or 100.0%, in the average balance of debt securities held to maturity; (ii) a 17 basis points decrease in the average yield on total interest earning assets; and (ii) an increase of $124.8 million or 1.7%, in the average balance of total interest-bearing liabilities in the current year compared to the same period last year . Net interest margin was 3.78% in the six months ended June 30, 2025, an increase of 24 basis points from 3.54% in the six months ended June 30, 2024. See discussions further below for more details.

During the six months ended June 30, 2025, we had higher average balance of loans and debt securities available for sale compared to the same period last year. In addition, we had no debt securities held to maturity at June 30, 2025, compared to $219.6 million at June 30, 2024. The Company was able to reprice the cost of its interest-bearing deposits to offset lower yields on the loan portfolio we recorded during the first half of 2025 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details.

Interest Income
Total interest income was $297.5 million in the six months ended June 30, 2025, an increase of $6.5 million, or 2.2%, compared to $291.0 million for the same period of 2024. This was primarily driven by an increase of $368.3 million, or 29.4%, $128.0 million, or 1.8%, and $153.6 million or 39.0%, in the average balances of debt securities available for sale, the loan portfolio, and deposits with banks, respectively, during the period. These increases were partially offset by: (i) a 17 basis points decrease in the average yield on total interest earning assets, and (ii) a decrease of $223.0 million, or 100.0%, in the average balance of debt securities held to maturity.
Interest income on loans in the six months ended June 30, 2025 was $243.2 million, a decrease of $3.6 million, or 1.5%, compared to $246.8 million in the same period last year, primarily due to a 21 basis points decrease in average yields. The decrease in interest income on loans was partially offset by an increase in the average balance of loans which include increases in commercial loans during the year compared to the same period 2024. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $39.9 million in the six months ended June 30, 2025, an increase of $12.6 million, or 46.2%, compared to $27.3 million in the same period of 2024. This was mainly due to an increase of $368.3 million, or 29.4% in the average balance of these securities as well as an increase of 58 basis points in average yields, primarily as a result of the investment portfolio repositioning that was completed in October 2024. In the six months ended June 30, 2025, the average balance of accumulated net unrealized losses included in the carrying value of these securities was $45.2 million compared to $108.6 million in the same period last year. As of June 30, 2025, corporate debt securities comprised 0.8% of the available-for-sale portfolio, down from 20.7% at June 30, 2024.
Interest Expense
Interest expense was $121.1 million in the six months ended June 30, 2025, a decrease of $12.6 million or 9.42%, compared to $133.7 million in the same period of 2024. This was primarily due to a decrease of 40 basis points in the average rates paid on total interest-bearing liabilities. These decreases were partially offset by a higher average balance of total deposits mainly in money market accounts.
Interest expense on interest-bearing deposits was $102.9 million in the six months ended June 30, 2025, a decrease of $13.6 million, or 11.68%, compared to $116.5 million for the same period of 2024. This was mainly driven by a decrease of 48 basis points in the average rates paid on total deposits. These decreases were partially offset by an increase of $125.2 million, or 2.0%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $6.0 million, or 11.4%, in the six months ended June 30, 2025 compared to the same period in 2024. This was mainly due to a decrease of 36 basis points in the average cost of total time deposits. In addition, there was a decrease of $86.1 million, or 3.8%, in the average balance of these deposits, which includes a decrease of $61.9 million in the average balance of customer CDs and a decrease of $24.2 million in the average balance of brokered time deposits.

•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $7.6 million, or 11.9% in the six months ended June 30, 2025 compared to the same period one year ago, mainly due to a decrease of 50 basis points in the average costs on these deposits. In addition, there was a decrease of $215.3 million, or 8.9%, and $19.7 million, or 7.6%, in the average balances of interest bearing demand deposits and savings accounts, respectively. The decreases in interest bearing demand deposits and savings accounts were partially offset by an increase of $446.3 million, or 31.4%, in the average balance of money market accounts in the six months ended June 30, 2025 compared to the same period in 2024.
Interest expense on advances from the FHLB increased $1.9 million, or 15.2%, in the six months ended June 30, 2025 compared to the same period of 2024, primarily driven by an increase of 40 basis points in average rates paid.
Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$98,266	$96,050	$84,963	$95,504
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Multi-family residential	—	—	—	(591)
Single-family residential	(156)	—	(216)	—
Owner occupied	—	—	(130)	—
	(156)	—	(346)	(591)
Commercial	(16,624)	(13,452)	(18,327)	(15,876)
Consumer and others	(1,799)	(6,762)	(5,286)	(16,949)
Total Charge-offs	$(18,579)	$(20,214)	$(23,959)	$(33,416)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$—	$—	$—
Land development and construction loans	—	11	18	36
	—	11	18	36
Single-family residential	—	8	—	26
Owner occupied	40	—	40	17
	40	19	58	79
Commercial	2,732	400	3,604	962
Consumer and others	500	495	1,097	1,221
Total Recoveries	$3,272	$914	$4,759	$2,262
Net charge-offs	(15,307)	(19,300)	(19,200)	(31,154)
Provision for credit losses - loans	3,560	17,650	20,756	30,050
Balance at the end of the period	$86,519	$94,400	$86,519	$94,400

Three Months Ended June 30, 2025 and 2024
The Company recorded a provision for credit losses on loans of $3.6 million in the three months ended June 30, 2025, compared to $17.7 million in the same period last year. In the second quarter of 2025, the provision for credit losses on loans included $6.0 million to cover charge-offs, $2.2 million due to macro-economic factors. This was partially offset by releases of $1.5 million due to lower loan balances and $3.3 million due to recoveries.
During the three months ended June 30, 2025, charge-offs decreased $1.6 million, or 8.1%, compared to the same period of the prior year. In the three months ended June 30, 2025, charge-offs included: (i) $15.8 million related to three commercial loans with $12.2 million previously-reserved, including a loan participation in a Quick Service Restaurant-related loan sold in April 2025; (ii) $1.6 million related to purchased indirect consumer loans, and (iii) $1.2 million related to other smaller balance loans, including retail and business banking and consumer loans. This was offset by $3.3 million in recoveries.
In the three months ended June 30, 2024, charge-offs included: (i) $9.9 million related to an asset-based lending facility; and (ii) $6.6 million related to multiple commercial loans, and smaller balance consumer loans. Charge-offs in the second quarter of 2024 were partially offset by $0.9 million in recoveries, which included $0.5 million in consumer loans, primarily purchased indirect consumer loans and $0.4 million related to multiple commercial loan recoveries.

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.86% in the second quarter of 2025, compared to 1.13% in the second quarter of 2024.
Six Months Ended June 30, 2025 and 2024
The Company recorded a provision for credit losses on loans of $20.8 million in the six months ended June 30, 2025, compared to $30.1 million in the same period last year. In the first half of 2025, the provision for credit losses on loans includes $14.1 million for specific reserves for five commercial loans, $10.0 million to cover net charge-offs, and $4.7 million due to model adjustments for macroeconomic factors, partially offset by releases of $1.1 million due to credit quality and other macroeconomic updates, $2.3 million due to lower loan balances and $4.8 million due to recoveries.

During the six months ended June 30, 2025, charge-offs decreased $9.5 million, or 28.3%, compared to the same period of the prior year. In the six months ended June 30, 2025, charge-offs included: (i) $15.8 million related to three commercial loans, including a loan participation in a Quick Service Restaurant-related loan sold in April 2025; (ii) $5.0 million related to purchased indirect consumer loans; and (iii) $3.2 million related to other smaller balance loans, including retail and business banking and consumer loans. This was offset by $4.8 million in recoveries.

In the six months ended June 30, 2024, charge-offs included: (i) $9.9 million related to an asset-based lending facility; (ii) $16.7 million related to multiple consumer loans, primarily purchased indirect consumer loans; and (iii) $6.8 million in connection with multiple commercial and real estate loans. Charge-offs in the six months ended June 30, 2024 were partially offset by $2.3 million in recoveries, which include $1.3 million in consumer loans, primarily purchased indirect consumer loans and $1.0 million related to multiple commercial loan recoveries.

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.54% in the first six months of 2025, compared to 0.91% in the first six months of 2024.
During the six months ended June 30, 2025 and 2024, consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million. As of June 30, 2025, there were three loans recently downgraded totaling $22.1 million with appraisals older than 12 months, for which new appraisals have been ordered. No additional provision for credit losses was deemed necessary in both periods as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$4,968	25.1%	$5,281	27.2%	$(313)	(5.9)%
Brokerage, advisory and fiduciary activities	4,993	25.2%	4,538	23.4%	455	10.0%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,490	12.6%	2,242	11.5%	248	11.1%
Loan-level derivative income (2)	3,204	16.2%	2,357	12.1%	847	35.9%
Cards and trade finance servicing fees	1,804	9.1%	1,331	6.9%	473	35.5%
Gain on early extinguishment of FHLB advances, net	—	—%	189	1.0%	(189)	(100.0)%
Derivative losses, net (3)	(1,852)	(9.4)%	(44)	(0.2)%	(1,808)	N/M
Securities gains (losses), net (4)	1,779	9.0%	(117)	(0.6)%	1,896	N/M
Other noninterest income (5)	2,392	12.2%	3,643	18.7%	(1,251)	(34.3)%
Total noninterest income	$19,778	100.0%	$19,420	100.0%	$358	1.8%

	Six Months Ended June 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	10,105	25.7%	9,606	28.3%	499	5.2%
Brokerage, advisory and fiduciary activities	9,722	24.7%	8,865	26.1%	857	9.7%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	4,940	12.6%	4,584	13.5%	356	7.8%
Loan-level derivative income (2)	4,712	12.0%	2,823	8.3%	1,889	66.9%
Cards and trade finance servicing fees	3,196	8.1%	2,554	7.5%	642	25.1%
Gain on early extinguishment of FHLB advances, net	—	—%	189	0.6%	(189)	(100.0)%
Derivative losses, net (3)	(1,852)	(4.7)%	(196)	(0.6)%	(1,656)	N/M
Securities gains (losses), net (4)	1,843	4.7%	(171)	(0.5)%	2,014	N/M
Other noninterest income (5)	6,637	16.9%	5,654	16.8%	983	17.4%
Total noninterest income	$39,303	100.00%	$33,908	100.00%	$5,395	15.91%
___________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Income from interest rate swaps and other derivative transactions with customers. The Company incurs expenses related to derivative transactions with customers which are included as part of noninterest expenses under loan-level derivative expense. See Noninterest Expense section for more details.
(3)     In the three and six months ended June 30, 2025, includes net unrealized losses in connection with TBA MBS derivative contracts. We enter into these contracts to economically offset changes in market valuation on the trading securities portfolio. In the three and six months ended June 30, 2024, amounts are in connection with net unrealized gains and losses on uncovered interest rate caps with clients.
(4) In the three and six month periods ended June 30, 2025, amounts are primarily in connection with gains on market valuation of trading securities. In the three and six months ended June 30, 2024, amounts are primarily in connection with losses and gains on the sale of securities.
(5)    Includes mortgage banking income of $0.7 million and $1.9 million in the three months ended June 30, 2025 and June 30, 2024, respectively, and $1.2 million and $3.0 million in the six months ended June 30, 2025 and 2024, primarily consisting of net gains on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. Other sources of income in the periods shown include net gains/(losses) on sales of loans that are originated for investment, foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M - Not Meaningful

Three Months Ended June 30, 2025 and 2024
Total noninterest income increased $0.4 million, or 1.8%, in the three months ended June 30, 2025, compared to the same period last year, mainly due to: (i) higher securities gains; (ii) higher loan-level derivative income; (iii) higher cards and trade finance servicing fees; and (iv) higher brokerage, advisory and fiduciary fees. These increases were partially offset by: (i) higher derivatives losses, (ii) lower other noninterest income, and (iii) lower deposits and service fees,

In the second quarter of 2025, the Company executed a new investment strategy and purchased $0.0 million in trading securities. In addition, in the same period, as part of this investment strategy, we entered into to-be-announced TBA MBS derivative contracts to offset the changes in market valuation on the trading securities portfolio. In the three months ended June 30, 2025, securities gains were $1.8 million, mainly unrealized gains on market valuation of the trading securities portfolio, compared to losses of $0.1 million in the same period in 2024. In the three months ended June 30, 2024, these losses related to a sale of an AFS security. Securities gains in the second quarter of 2025 were offset by derivatives losses of $1.9 million which consisted of net losses on the TBA MBS derivative contracts.

Loan-level derivative income increased $0.8 million, or 35.9%, in the three months ended June 30, 2025 compared to the same period in 2024, mainly driven by new swap contracts during the period compared to the same period last year.

Cards and trade finance servicing fees increased $0.5 million, or 35.5% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, mainly driven by higher commissions from the issuance of letters of credits.

Brokerage, advisory and fiduciary fees increased $0.5 million, or 10.0%, in the three months ended June 30, 2025, compared to the same period one year ago. This was mainly driven by higher fees from equity and fixed income trading in the second quarter of 2025 versus second quarter of 2024.

Our AUMs totaled $3.07 billion at June 30, 2025, an increase of $175.0 million, or 6.1%, from $2.89 billion at December 31, 2024, primarily driven by higher market valuations and, to a lesser extent, net new assets.

Other noninterest income decreased $1.3 million, or 34.3%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $1.2 million decrease in mortgage banking income.

Deposits and service fees decreased $0.3 million, or 5.9%, in the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by lower commissions income on wire transfers.

Six Months Ended June 30, 2025 and 2024
Total noninterest income increased $5.4 million, or 15.9%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 mainly due to: (i) higher securities gains; (ii) higher loan-level derivative income; (iii) higher other non-interest income; (iv) higher brokerage, advisory and fiduciary fees; (v) higher cards and trade finance servicing fees; and (vi) higher deposits and service fees. These increases were partially offset by higher derivatives losses.

In the six months ended June 30, 2025, securities gains were $1.8 million, mainly unrealized gains on market valuation of the trading securities portfolio, compared to a $0.2 million loss in the same period in 2024. In the six months ended June 30, 2024, these losses were related to the sale of an AFS security and a decrease in valuation of equity securities. Securities gains in the first half of 2025 were offset by derivatives losses of $1.9 million which consisted of net losses on the TBA MBS derivative contracts.
Loan-level derivative income increased $1.9 million, or 66.9%, in the six months ended June 30, 2025 compared to the same period in 2024, mainly driven by new swap contracts during the period compared to the same period last year. Additionally, we recognized income associated with swap terminations during the three months ended June 30, 2025.

Other noninterest income increased $1.0 million, or 17.4%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by net gains from loan note sales, including $3.2 million related to a loan note sale that was previously charged-off. The increase was partially offset by a $1.8 million decrease in mortgage banking income.
Brokerage, advisory and fiduciary fees increased $0.9 million, or 9.7%, in the six months ended June 30, 2025, compared to the same period in 2024. This was mainly driven by higher fees from equity and fixed income trading in the first half of 2025 versus the first half of 2024.

Cards and trade finance servicing fees increased $0.6 million, or 25.1% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, mainly driven by higher commissions from the issuance of letters of credits.

Deposits and service fees increased $0.5 million, or 5.2%, in the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by an increase in statement fees on business accounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$36,036	48.4%	$33,857	46.2%	$2,179	6.4%
Professional and other services fees (2)	13,549	18.2%	12,110	16.5%	1,439	11.9%
Occupancy and equipment (3)	5,491	7.4%	9,041	12.3%	(3,550)	(39.3)%
Telecommunications and data processing	2,929	3.9%	2,732	3.7%	197	7.2%
Depreciation and amortization	1,551	2.1%	1,652	2.3%	(101)	(6.1)%
FDIC assessments and insurance	2,896	3.9%	2,772	3.8%	124	4.5%
Losses on loans held for sale carried at the lower cost or fair value (4)	—	—%	1,258	1.7%	(1,258)	(100.0)%
Advertising expenses	4,819	6.5%	4,243	5.8%	576	13.6%
Loan-level derivative expense (5)	1,113	1.5%	580	0.8%	533	91.9%
Other real estate owned and repossessed assets expense (income), net (6)	601	0.8%	(148)	(0.2)%	749	(506.1)%
Other operating expenses(7)	5,415	7.3%	5,205	7.1%	210	4.0%
Total noninterest expenses (8)	$74,400	100.0%	$73,302	100.0%	$1,098	1.5%

	Six Months Ended June 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	69,383	47.5%	66,815	47.8%	2,568	3.8%
Professional and other services fees (2)	28,231	19.3%	23,073	16.5%	5,158	22.4%
Occupancy and equipment (3)	11,627	8.0%	15,517	11.1%	(3,890)	(25.1)%
Telecommunications and data processing	6,404	4.4%	6,265	4.5%	139	2.2%
Depreciation and amortization	3,139	2.2%	3,129	2.2%	10	0.3%
FDIC assessments and insurance	6,132	4.2%	5,780	4.1%	352	6.1%
Losses on loans held for sale carried at the of lower cost or fair value (4)	—	—%	1,258	0.9%	(1,258)	(100.0)%
Advertising expenses	8,454	5.8%	7,321	5.2%	1,133	15.5%
Loan-level derivative expense (5)	1,473	1.0%	584	0.4%	889	152.2%
Other real estate owned and repossessed assets expense (income), net (6)	765	0.5%	(502)	(0.4)%	1,267	(252.4)%
Other operating expenses(7)	10,346	7.1%	10,656	7.7%	(310)	(2.9)%
Total noninterest expenses (8)	$145,954	100.0%	$139,896	100.0%	$6,058	4.3%
____
(1) In each of the three and six month periods ended June 30, 2025, includes $0.4 million in expenses in connection with the
Amerant Mortgage downsizing.
(2) In each of the three and six month periods ended June 30, 2024, includes $0.3 million in legal expenses in connection with the
Houston Transaction. Additionally, includes recurring service fees in connection with the engagement of FIS in all periods shown.
(3) In each of the three and six month periods ended June 30, 2024, includes fixed assets impairment charge of $3.4 million in connection with the Houston Transaction.
(4) In each of the three and six month periods ended June 30, 2024, amounts shown are in connection with the Houston Transaction.
(5) Includes service fees in connection with our loan-level derivative income generation activities.

(6) In the three and six month periods ended June 30, 2025, includes $1.3 million and $1.8 million, respectively, of OREO valuation expense. In the three and six month periods ended June 30, 2025, includes net gains of approximately $0.5 million on sale of OREO properties.
(7) In each of the three and six month periods ended June 30, 2024, includes broker fees of $0.3 million in connection with the
Houston Transaction. Additionally, in all of the periods shown, other operating expenses include community engagement, earnings credits, mortgage loan origination and servicing expenses, charitable contributions, community engagement, postage and courier expenses, and debits which mirror valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan and other small operational expenses. Earnings credits are provided to certain commercial depositors primarily in the mortgage banking industry to help offset deposit service charges incurred.
(8) Includes $3.0 million and $3.8 million in the three months ended June 30, 2025 and 2024, respectively, and $6.2 million and $6.9 million in the six months ended June 30, 2025 and 2024, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.

Three Months Ended June 30, 2025 and 2024
Noninterest expense increased $1.1 million, or 1.5%, in the three months ended June 30, 2025 compared to the same period in 2024, mainly due to: (i) higher salary and employee benefits; (ii) higher professional and other service fees, (iii) higher net OREO and repossessed assets expenses; (iv) higher advertising expenses, and (v) higher loan-level derivative expenses. These increases were partially offset by: (i) lower occupancy and equipment expenses, and (ii) the absence of a $1.2 million valuation expense on loans held for sale at the lower of cost or fair value in the second quarter of 2024.

Salaries and employee benefits increased $2.2 million, or 6.4%, in the three months ended June 30, 2025 compared to the same period one year ago, mainly driven by higher salary expense as a result of the new hires in the period and higher severance expenses. These expenses were partially offset by a decrease in total FTE count compared to the same period last year. At June 30, 2025, our FTEs were 692, a net decrease of 28 FTEs, or 3.9%, compared to 720 FTEs at June 30, 2024.
Professional and other services fees increased $1.4 million, or 11.9%, in the three months ended June 30, 2025 compared to the same period last year. This was mainly driven by an overall increase in other professional fees related to outsourced core software and technology services and consulting fees related to various projects.

Other real estate owned and repossessed assets expenses increased $0.7 million, or 506.1%, in the three months ended June 30, 2025, compared to the same period last year. This was mainly due to losses on sale of two OREO properties in the second quarter of 2025.

Advertising expenses increased $0.6 million, or 13.6%, in the three months ended June 30, 2025 compared to the same period last year. This was mainly driven by higher expenses related to traditional media and professional sports agreements.

Loan-level derivative expenses increased $0.5 million, or 91.9%, in the three months ended June 30, 2025, compared to the same period last year due to higher expenses during the period associated with payments for opening of new swaps and caps with clients.

Occupancy and equipment expenses decreased $3.6 million, or 39.3%, in the three months ended June 30, 2025 compared to the same period one year ago mainly driven by the absence of a $3.4 million fixed assets impairment charge in the second quarter of 2024 in connection with the Houston Transaction.

Six Months Ended June 30, 2025 and 2024

Noninterest expense increased $6.1 million, or 4.3%, in the six months ended June 30, 2025 compared to the same period in 2024, mainly due to: (i) higher professional and other service fees; (ii) higher salary and employee benefits; (iii) higher net OREO and repossessed assets expenses; (iv) higher advertising expenses, and (iv) higher loan-level derivative expenses. These increases were partially offset by: (i) lower occupancy and equipment expenses, and (ii) the absence of a $1.2 million valuation expense on loans held for sale at the lower of cost or fair value in the first half of 2024.
Professional and other services fees increased $5.2 million, or 22.4%, in the six months ended June 30, 2025 compared to the same period last year. This was mainly driven by an overall increase in other professional fees related to outsourced core software and technology services, mortgage servicing expenses, accounting fees in connection with outsourced audit fees and consulting and legal fees related to various projects.
Salaries and employee benefits increased $2.6 million, or 3.8%, in the six months ended June 30, 2025 compared to the same period one year ago, mainly driven by: (i) higher salary expense as a result of the new hires, and (ii) higher severance expenses. This was partially offset by lower equity variable compensation in connection with the long-term incentive program mainly attributable to the effect of forfeitures during the period.
Other real estate owned and repossessed assets expenses increased $1.3 million, or 252.4%, in the six months ended June 30, 2025, compared to the same period last year. This was mainly due to losses on sale and valuation expense on OREO properties during the first half of 2025.

Advertising expenses increased $1.1 million, or 15.5%, in the six months ended June 30, 2025 compared to the same period last year. This was mainly driven by higher expenses related to traditional media and professional sports agreements as well as higher expenses related to community engagement events.

Loan-level derivative expenses increased $0.9 million in the six months ended June 30, 2025, compared to the same period last year due to higher expenses during the period associated with payments for opening of new swaps and caps with clients.

Occupancy and equipment expenses decreased $3.9 million, or 25.1%, in the six months ended June 30, 2025 compared to the same period one year ago primarily due to: (i) the absence of a $3.4 million fixed assets impairment charge in the second quarter of 2024 in connection with the Houston Transaction, (ii) fewer banking centers as a result of the Houston Sale Transaction, and (iii) an increase in sublease income from additional subleasing of portions of the headquarter building.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	2025 vs 2024		2025	2024	2025 vs 2024
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$29,797	$6,323	$23,474	371.3%	$45,226	$19,785	$25,441	128.6%
Income tax expense	$6,795	$1,360	$5,435	399.6%	$10,266	$4,254	$6,012	141.3%
Effective income tax rate	22.80%	21.51%	1.29%	6.0%	22.70%	21.50%	1.20%	5.6%

Income tax expense increased to $6.8 million in the second quarter of 2025 from $1.4 million in the second quarter of 2024, and to $10.3 million in the first half of 2025 from $4.3 million in the first half of 2024, mainly driven by higher income before income taxes in the 2025 periods compared to the same periods last year.
As of June 30, 2025, the Company’s net deferred tax assets were $51.0 million, a decrease of $2.6 million, or 4.8%, compared to $53.5 million as of December 31, 2024. This was primarily driven by a decrease of $5.0 million in connection with $19.4 million in net unrealized holding gains on debt securities available for sale during the period, partially offset by the tax effect of an increase in the allowance for credit losses.
On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company is currently evaluating the impact of the Act on its consolidated financial statements; however, the Company does not anticipate a material impact resulting from the Act.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “core noninterest income”, and “core noninterest expense”. This supplemental information is not required by, or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures”.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our business. Management believes that these supplementary non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance. These non-GAAP financial measures have been adjusted for the effect of non-core banking activities such as the sale of loans and securities, the Amerant Mortgage downsizing, the Houston Transaction, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR, Core PPNR, core noninterest income and core noninterest expense, non-GAAP financial measures, as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net income attributable to Amerant Bancorp Inc.	$23,002	$4,963	$34,960	$15,531
Plus: provision for credit losses (1)	6,060	19,150	24,506	31,550
Plus: provision for income tax expense	6,795	1,360	10,266	4,254
Pre-provision net revenue (PPNR)	35,857	25,473	69,732	51,335
Plus: non-routine noninterest expense items	1,192	5,562	1,726	5,562
Less: non-routine noninterest income items	73	(28)	(2,790)	178
Core pre-provision net revenue (Core PPNR)	$37,122	$31,007	$68,668	$57,075

Total noninterest income	$19,778	$19,420	$39,303	$33,908
Less: Non-routine noninterest income items:
Derivatives losses, net (2)	(1,852)	(44)	(1,852)	(196)
Securities gain (losses), net (3)	1,779	(117)	1,843	(171)
Gain on sale of loans (4)	—	—	2,799	—
Gains on early extinguishment of FHLB advances, net	—	189	—	189
Total non-routine noninterest income (loss) items	$(73)	$28	$2,790	$(178)
Core noninterest income	$19,851	$19,392	$36,513	$34,086

Total noninterest expenses	$74,400	$73,302	$145,954	$139,896
Less: non-routine noninterest expense items
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower of cost or fair value (5)	—	1,258	—	1,258
Goodwill and intangible assets impairment (5)	—	300	—	300
Legal and broker fees (5)	—	561	—	561
Other real estate owned valuation expense (6)	822	—	1,356	—
Amerant Mortgage Downsize costs (7)	370	—	370	—
Fixed assets impairment (5)(8)	—	3,443	—	3,443
Total non-routine noninterest expense items	$1,192	$5,562	$1,726	$5,562
Core noninterest expenses	$73,208	$67,740	$144,228	$134,334
(1) Includes provision for credit losses on loans and provision for loan contingencies.
(2) In the three and six months ended June 30, 2025, includes net unrealized losses in connection with to-be-announced (TBA) mortgage back-securities (MBS) derivative contracts. We enter into these contracts to economically offset changes in market valuation on the trading securities portfolio. In the three and six months ended June 30, 2024, amounts are related to uncovered interest rate caps with clients.
(3) In the three and six months ended June 30, 2025, amounts are primarily in connection with unrealized gains on market valuation of trading securities. In the three and six months ended June 30, 2024, amounts are primarily in connection with losses and gains on the sale of debt securities available for sale.
(4) In the six months ended June 30, 2025, includes gain on sale of $3.2 million, related to the sale of a loan that had been charged off in prior periods.
(5) In the three and six month periods ended June 30, 2024, amounts shown are in connection with the sale of the Company’s Houston franchise which were disclosed on a Form 8-K on April 17, 2024 (the “Houston Transaction”).
(6) In each of the three and six month periods ended June 30, 2025, includes a net loss on the sale of two OREO properties of $0.8 million. In the six months ended June 30, 2025, includes an OREO valuation expense of $0.5 million.
(7) In the three and six month periods ended June 30, 2025, includes salaries and employee benefit expenses in connection with Amerant
Mortgage downsizing costs.
(8) Related to Houston branches and included as part of occupancy and equipment expenses.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of June 30, 2025	As of December 31, 2024

Stockholders' equity	$924,286	$890,467
Less: goodwill and other intangibles (1)	(24,016)	(24,314)
Tangible common stockholders' equity	$900,270	$866,153
Total assets	10,334,678	9,901,734
Less: goodwill and other intangibles (1)	(24,016)	(24,314)
Tangible assets	$10,310,662	$9,877,420
Common shares outstanding	41,748,434	42,127,316
Tangible common equity ratio	8.73%	8.77%
Stockholders' book value per common share	$22.14	$21.14
Tangible stockholders' equity book value per common share	$21.56	$20.56

(1)    At June 30, 2025 and December 31, 2024, other intangible assets consist primarily of naming rights of $1.7 million and $2.0 million, respectively, and mortgage servicing rights (“MSRs”) of $1.5 million at the end of each period.

Financial Condition - Comparison of Financial Condition as of June 30, 2025 and December 31, 2024
Assets. Total assets were $10.3 billion as of June 30, 2025, an increase of $432.9 million, or 4.4%, compared to $9.9 billion at December 31, 2024. This result was primarily driven by increases of: (i) $473.0 million, or 31.6%, in total securities, mainly debt securities available for sale and trading securities; (ii) $46.5 million, or 7.9%, in cash and cash equivalents; (iii) $11.9 million, or 4.9%, in BOLI mainly driven by a newly purchased policy and the change in cash surrender values during the first half of 2025. The increases were partially offset by decreases of: (i) $83.7 million, or 1.2%, in total loans held for investment and loans held for sale, net of the ACL; and (ii) $14.4 million, or 8.1%, in accrued interest receivable and other assets. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $636.8 million at June 30, 2025 from $590.4 million at December 31, 2024, primarily as a result of an increase in interest earning cash balances.
At June 30, 2025 and December 31, 2024, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $573.4 million and $519.9 million, respectively. In addition, at June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included restricted cash of $8.0 million and $24.4 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included other short-term investments of $7.1 million and $6.9 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $77.8 million in the six months ended June 30, 2025, mainly driven by: (i) net sales of $30.8 million in loans held for sale at a fair value; (ii) a non-cash adjustment of $24.5 million for the provision for credit losses, and (iii) net income of $35.0 million. These results were partially offset by a net decrease of $9.2 million in operating assets and liabilities and other non-cash adjustments of $3.3 million.
Net cash used in investing activities was $425.2 million during the six months ended June 30, 2025, mainly driven by: (i) purchases of investment securities totaling $546.3 million, mainly comprised of debt securities available for sale and trading securities; (ii) proceeds from the sale of loans originated for investment of $24.6 million, and (iii) purchases of BOLI of $7.0 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $93.5 million; and (ii) a net decrease in loans originated for investment of $11.0 million.

In the six months ended June 30, 2025, net cash provided by financing activities was $393.8 million, mainly due to: (i) an increase in total demand, savings and money market deposit balances of $523.5 million, and (ii) net proceeds from advances from the FHLB of $20.0 million.This was partially offset by: (i) a net decrease of $71.5 million in time deposits; (ii) the redemption of $60.0 million of senior notes that were due June 30, 2025; (iii) an aggregate of $10.0 million of Class A common stock repurchased in the six months ended June 30, 2025; and (iv) $7.7 million of dividends declared and paid by the Company in the six months ended June 30, 2025. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the six months ended June 30, 2025.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2025	December 31, 2024
(in thousands, except percentages)
Total loans, gross (1)	$7,189,196	$7,271,322
Total loans, gross / total assets	69.6%	73.4%

Allowance for credit losses	$86,519	$84,963
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.20%	1.18%

Total loans, net (3)	$7,102,677	$7,186,359
Total loans, net / total assets	68.7%	72.6%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses on loans. At June 30, 2025 and December 31, 2024, there were $6.1 million and $42.9 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities.
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

(in thousands)	June 30, 2025	December 31, 2024
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied (1)	$1,770,403	$1,678,473
Multi-family residential (1)	371,692	336,229
Land development and construction loans	543,697	483,210
	2,685,792	2,497,912
Single-family residential	1,508,258	1,489,121
Owner occupied	983,090	1,007,074
	5,177,140	4,994,107
Commercial loans	1,566,420	1,751,602
Loans to financial institutions and acceptances	156,918	170,435
Consumer loans and overdrafts (2)	247,106	271,586
Total Domestic Loans	7,147,584	7,187,730

International Loans:
Real Estate Loans
Single-family residential (3)	34,189	38,959
Commercial loans	—	300
Consumer loans and overdrafts (4)	1,350	1,422
Total International Loans (5)	35,539	40,681
Total Loans held for investment	$7,183,123	$7,228,411

__________________
(1)    Nonowner occupied and multifamily loan balances differ slightly from the balances included in the Company's press release dated Jul 23, 2025 to report financial results for the fiscal quarter ended June 30, 2025.
(2)    Includes customers’ overdraft balances totaling $0.6 million and $4.4 million as of June 30, 2025 and December 31, 2024, respectively.
(3)    Secured by real estate properties located in the U.S.
(4)    International customers’ overdraft balances were de minimis at each of the dates presented.
(5)    Mainly consist of loans for which the country of risk is Venezuela.

The composition of our CRE loan portfolio held for investment by industry segment at June 30, 2025 and December 31, 2024 is depicted in the following table:

(in thousands)	June 30, 2025	December 31, 2024
Retail (1)	$688,655	$718,869
Multifamily	371,692	336,229
Office Space	474,813	446,747
Specialty (2)	201,398	145,290
Land and Construction	543,697	483,210
Hospitality	318,027	288,788
Industrial and Warehouse	87,510	78,779
Total CRE Loans Held for Investment (3)	$2,685,792	$2,497,912
_________
(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, nursing and residential care facilities, and other specialty type CRE properties.
(3)     Includes loans held for investment in the NY loan portfolio, which were $219.0 million at June 30, 2025 and $221.8 million at December 31, 2024.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented:

(in thousands)	June 30, 2025	December 31, 2024

Mortgage loans held for sale at fair value
Land development and construction loans	2,056	10,768
Single-family residential	4,017	32,143
Total mortgage loans held for sale at fair value (1)(2)	6,073	42,911
Total loans held for sale	$6,073	$42,911
___________
(1)Mortgage loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)All loans remained in accrual status at each of the periods shown.

As of June 30, 2025 and December 31, 2024, the Company had no loans carried at the lower of cost or fair value. In the first quarter of 2025, the Company transferred a loan of $40.6 million from loans held for investment to to held for sale, at the lower of cost or fair value, and no valuation allowance was recorded as part of this transaction. In April 2025, the Company determined that it no longer plans the sale of this loan and, therefore, in April 2025, reclassified the loan to its held for investment loan portfolio.

As of June 30, 2025, total loans held for investment were $7.2 billion, down $45.3 million, or 0.6%, compared to December 31, 2024. Domestic loans held for investment decreased $40.1 million, or 0.6%, as of June 30, 2025, compared to December 31, 2024. The decrease in total domestic loans held for investment includes: (i) $185.2 million, or 10.6%, in domestic commercial loans; (ii) $24.5 million, or 9.0%, in domestic consumer loans, mainly purchased indirect consumer loans as the Company discontinued purchases of these loans in 2023 and this portfolio is set to runoff over time; (iii) $24.0 million, or 2.4%, in domestic owner occupied loans, and (iv) $13.5 million, or 7.9% in loans to financial institutions and acceptances. These decreases were partially offset by a net increases of: (i) $187.9 million, or 7.5% in domestic CRE loans; and (ii) $19.1 million, or 1.3% in domestic single-family residential loans.

In the six months ended June 30, 2025, the Company has added approximately $90.0 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America decreased $5.1 million, or 12.6%, in the six months ended June 30, 2025, mainly driven by repayments totaling $4.8 million to existing single family residential loans.

As of June 30, 2025, loans under syndication facilities, included in loans held for investment, were $379.9 million, a decrease of $13.8 million, or 3.5%, compared to $393.7 million at December 31, 2024. This was mainly driven by the paydown of five commercial loans totaling $40.9 million partially offset by an increase of four construction loans, three commercial loan totaling $18.4 million and $11.5 million, respectively, and other minor balance changes totaling $2.8 million. As of June 30, 2025 and December 31, 2024, there were no SNC loans that financed highly leveraged transactions.

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

	June 30, 2025		December 31, 2024
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate (2)	$23,056	39.7%	$16,668	38.2%
Commercial	40,048	36.3%	44,732	38.3%
Financial institutions (3)	—	—%	—	0.2%
Consumer and others (1)	23,415	24.0%	23,563	23.3%
Total Allowance for Credit Losses	$86,519	100.0%	$84,963	100.0%
% of Total Loans held for investment	1.20%		1.18%
__________________
(1)     Includes (i) indirect consumer loans purchased; and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.
(2)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.
(3)     Excludes loans to non-depository financial institutions evaluated under Real Estate or Commercial allowance models.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. During the six months ended June 30, 2025, the Company enhanced certain of its modeled macroeconomic factors to improve the stability of the model.

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

	June 30, 2025	December 31, 2024
(in thousands)
Non-Accrual Loans
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,022	$—
Land development and construction loans	—	4,119
	1,022	4,119
Single-family residential	7,421	8,140
Owner occupied	21,027	23,191
	29,470	35,450
Commercial loans	51,157	64,572
Consumer loans and overdrafts	666	—
Total Non-Accrual Loans	$81,293	$100,022

Past Due Accruing Loans
Real Estate Loans
Single-family residential	$—	$1,201
Owner occupied	—	837
Commercial	1,192	2,033
Consumer loans and overdrafts (1)	—	8
Total Past Due Accruing Loans (2)	1,192	4,079

Total Non-Performing Loans	$82,485	$104,101
OREO and other repossessed assets	15,389	18,074
Total Non-Performing Assets	$97,874	$122,175
______________
(1) In the second quarter of 2025, the Company changed its charge-off policy for unsecured consumer loans from 90 days to 120 days past due. This change in policy had no material impact to the Company’s consolidated financial statements in the second quarter and first half of 2025.
(2)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$4,119	$9,341	$24,028	$66,605	$—	$8	$18,074	$122,175
Plus: loans placed in nonaccrual status	1,022	11,257	2,874	33,793	—	5,952	—	54,898
Less: nonaccrual loan charge-offs	—	(216)	(130)	(18,327)	—	(5,286)	—	(23,959)
Less: nonaccrual loans sold, net of charge offs	(4,119)	(8,339)	(1,075)	(2,100)	—	—	—	(15,633)
Less: nonaccrual loan collections and others	—	(2,211)	(3,833)	(26,781)	—	—	—	(32,825)
Less: net decrease in past-due accruing loans	—	(1,201)	(837)	(841)	—	(8)	—	(2,887)
Loans returned to accrual status	—	—	—	—	—	—	—	—
Transferred from Loans to OREO	—	(1,210)	—	—	—	—	1,210	—
OREO sales and write downs	—	—	—	—	—	—	(3,895)	(3,895)
Balances at end of period	$1,022	$7,421	$21,027	$52,349	$—	$666	$15,389	$97,874

The decrease in nonperforming loans during the six months ended June 30, 2025 was primarily due to loan charge offs, repayments and sales. The Company also sold two OREO properties in the period. These results were partially offset primarily by downgrades based on receipt of year-end 2024 financials.

See discussion on Classified and Special Mention Loans below for more details.

We recognized no interest income on nonaccrual loans during the six months ended June 30, 2025 and 2024.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2025				December 31, 2024
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Loans held for investment
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$44,084	$55,382	$—	$99,466	$361	$21,430	$—	$21,791
Multi-family residential	—	8,284	—	8,284	—	—	—	—
Land development and construction loans	26,574	—	—	26,574	—	4,119	—	4,119
	70,658	63,666	—	134,324	361	25,549	—	25,910
Single-family residential	—	7,297	—	7,297	—	9,438	—	9,438
Owner occupied	21,076	61,590	—	82,666	5,047	64,876	—	69,923
	91,734	132,553	—	224,287	5,408	99,863	—	105,271
Commercial loans	41,025	82,213	—	123,238	—	66,605	—	66,605
Consumer loans and overdrafts	—	666	—	666	—	8	—	8
Total	$132,759	$215,432	$—	$348,191	$5,408	$166,476	$—	$171,884
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

Classified Loans. Classified loans include substandard and doubtful loans. The following table presents the activity of classified loans in the six months ended June 30, 2025:

(in thousands)	Six Months Ended June 30, 2025
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$25,549	$9,438	$64,876	$66,605	$—	$8	$166,476
Plus: loans downgraded to substandard and doubtful	42,599	10,283	2,068	64,250	—	5,950	125,150
							—
Less: classified loan charge-offs	—	(216)	(130)	(18,327)	—	(5,286)	(23,959)
Less: classified loans sold, net of charge offs	(4,119)	(8,339)	(1,075)	(2,100)	—	—	(15,633)
Plus: classified loan collections and others	(363)	(2,434)	(4,149)	(28,093)	—	(6)	(35,045)
Less: loans upgraded	—	(225)	—	(122)	—	—	(347)
Transferred from Loans to OREO	—	(1,210)	—	—	—	—	(1,210)
Balances at end of period	$63,666	$7,297	$61,590	$82,213	$—	$666	$215,432

Classified loans increased $49.0 million, or 29.4%, primarily due to: (i) 3 CRE loan totaling $41.6 million downgraded to substandard accrual due to the loss of tenants and delays in repositioning plan, and (ii) 9 loans totaling $68.8 million downgraded to non-performing loan status, based on receipt of year-end 2024 and first quarter 2025 financials. The remaining downgrades included other smaller classified loans. These results were partially offset by charge offs and paydowns during the period.
Classified loans include 9 loans totaling $134.4 million that remain in accruing status. Classified accruing loans include: (i) $21.3 million in a CRE loan to a customer in the hospitality service sector in Florida; (ii) $33.2 million CRE retail property loans; (iii) $8.3 in a CRE multifamily loan in New York; (iv) $31.1 million in three commercial loans in the restaurant and transportation industry; and (v) a $40.5 million owner-occupied loan to a customer in the restaurant service sector in Florida.
In July 2025, the Company downgraded to substandard accrual a total of $55.6 million, which included one CRE loan from Pass, one CRE loan from Special Mention, and two commercial loans from Pass. Additionally, the Company collected a total of $53.0 million in full satisfaction, which included two CRE accruing loans and one commercial non-performing loan. There were no additional charges as a result of this activity.
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
Special Mention Loans. The following table presents the activity of special mention loans by type of loan in the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$361	$—	$5,047	$—	$—	$—	$5,408
Downgrades to Special Mention	91,300	—	18,649	80,263	—	—	190,212
Upgrades to Pass	—	—	—	—	—	—	—
Downgrades to Substandard	(20,644)	—	—	(16,793)	—	—	(37,437)
Payoffs/Paydowns	(359)	—	(2,620)	(22,445)	—	—	(25,424)
Balances at end of period	$70,658	$—	$21,076	$41,025	$—	$—	$132,759

All special mention loans remained current at June 30, 2025.
The increase in Special mention loans was primarily driven by 8 commercial loans in multiple industries totaling $80.3 million. These commercial loans were downgraded based on receipt of year-end 2024 and first quarter 2025 financials. In addition, the increase in special mention loans include seven CRE loans totaling $91.3 million. While certain milestones were missed by the borrowers, there are acceptable mitigating factors in place, such as adequate loan-to-value, interest reserves or other structural enhancements. These increases were partially offset by $16.8 million in upgrades to Pass, $25.4 million in payoffs and $20.6 million in downgrades to Substandard.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2025 and December 31, 2024, are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$54,360	$21,430
Multi-family residential	8,284	—
Land development and construction loans	—	—
	62,644	21,430
Single-family residential (1)	—	227
Owner occupied	40,563	40,847
	103,207	62,504
Commercial loans	31,059	—
	$134,266	$62,504
__________
(1) Corresponds to both domestic and international single-family residential loans.

At June 30, 2025 total potential problem loans increased to $134.3 million compared to $62.5 million at December 31, 2024. This was mainly due to a downgrade to substandard of 2 CRE retail loans totaling $32.9 million, 1 CRE multifamily loan totaling $8.3 million, and 3 commercial loans totaling $31.1 million in the restaurant and transportation industry.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2025 and December 31, 2024. The book value for trading securities, debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The Company determined that an ACL on its debt securities available for sale at June 30, 2025 and December 31, 2024 was not required. There are no debt securities held to maturity as of June 30, 2025.

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Treasury Securities	$1,972	0.1%	$1,933	0.1%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,615,753	82.0%	1,262,640	84.3%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	143,292	7.3%	142,538	9.5%
U.S. Government Agency and Sponsored Enterprise Obligations	14,123	0.7%	16,682	1.1%
Non-Agency Commercial MBS (1)	12,037	0.6%	11,792	0.8%
Municipal bonds	1,531	0.1%	1,585	0.1%
	$1,788,708	90.8%	$1,437,170	95.9%

Equity securities with readily determinable fair value not held for trading (2)	$2,525	0.1%	$2,477	0.2%

Trading securities (3)	$120,226	6.1%	$—	—%

Other securities (4):	$59,429	3.0%	$58,278	3.9%
	$1,970,888	100.0%	$1,497,925	100.0%
__________________
(1) Issued by a financial institution.
(2) In 2023, the Company purchased an investment in an open-end fund incorporated in the U.S. with an original cost of $2.5 million. The Fund’s objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(3) In the three months ended June 30, 2025, the Company began participating in trading of MBS as part of its investment portfolio strategy.
(4)    Includes investments in FHLB and Federal Reserve stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of June 30, 2025, total securities increased $473.0 million, or 31.6%, to $1.97 billion compared to $1.50 billion at December 31, 2024. The increase in the six months ended June 30, 2025 was mainly driven by: (i) purchases of debt securities held for sale, trading securities and FHLB stock totaling $546.3 million; and (ii) net pre-tax unrealized gains of $19.4 million on debt securities available for sale primarily attributable to changes in market interest rates during the current period . This increase was partially offset by: maturities, sales, calls and pay downs, totaling $93.5 million.

Debt securities available for sale had net unrealized holding losses of $39.1 million and net unrealized holding gains of $3.7 million at June 30, 2025, compared to December 31, 2024 when net unrealized holding losses were $55.7 million and net unrealized holding gains were $0.9 million. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of June 30, 2025 and December 31, 2024.
The Company does not have any debt securities classified as held to maturity at June 30, 2025.
The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2025 and December 31, 2024. Similar to the table above, the book value for securities available for sale, trading securities and equity securities with readily determinable fair value not held for trading is equal to fair market value and the book value for debt securities held to maturity is equal to amortized cost less an ACL if required.

June 30, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non agency commercial MBS	$12,037	2.98%	$—	—%	$—	—%	$—	—%	$12,037	2.98%	$—	—%
U.S. Government agency and sponsored enterprise obligations	14,123	4.98%	2	0.13%	2,839	5.20%	1,086	5.68%	10,196	4.84%	—	—%
Municipal bonds	1,531	2.33%	—	—%	—	—%	346	1.72%	1,185	2.51%	—	—%
U.S. Treasury Securities	1,972	4.22%	1,972	4.22%	—	—%	—	—%	—	—%	—	—%
U.S. Government agency and sponsored enterprise commercial MBS	143,292	4.19%	—	—%	47,550	3.72%	35,944	4.00%	59,798	4.67%	—	—%
U.S. Government agency and sponsored enterprise residential MBS	1,615,753	4.93%	3	3.50%	937	5.29%	6,366	4.58%	1,608,447	4.93%	—	—%
	$1,788,708	4.86%	$1,977	4.21%	$51,326	3.83%	$43,742	4.11%	$1,691,663	4.90%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,525	3.41%	—	—%	—	—%	—	—%	—	—%	2,525	3.41%

Trading securities	120,226	5.41%	—	—%	—	—%	—	—%	120,226	5.41%	—	—%

Other securities	$59,429	6.63%	$—	—%	$—	—%	$—	—%	$—	—%	$59,429	6.63%
	$1,970,888	4.95%	$1,977	4.21%	$51,326	3.83%	$43,742	4.11%	$1,811,889	4.94%	$61,954	6.50%

December 31, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non-Agency Commercial MBS	$11,792	3.51%	$—	—%	$—	—%	$—	—%	$11,792	3.51%	$—	—%
U.S. Government Agency and Sponsored Enterprise Obligations	$16,682	5.45%	11	—%	2,146	5.42%	2,346	5.59%	12,179	5.41%	—	—%
Municipal Bonds	$1,585	2.38%	—	—%	—	—%	343	1.79%	1,242	2.54%	—	—%
U.S. Treasury Securities	$1,933	4.22%	1,933	4.22%	—	—%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	$142,538	4.17%	206	2.87%	37,972	3.70%	43,051	3.72%	61,309	4.77%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	$1,262,640	4.86%	$42	3.10%	1,154	5.42%	6,844	4.61%	1,254,600	4.86%	—	—%
	$1,437,170	4.78%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,477	3.03%	—	—%	—	—%	—	—%	—	—%	2,477	3.03%

Other securities	$58,278	6.95%	$—	—%	$—	—%	$—	—%	$—	—%	$58,278	6.95%
	$1,497,925	4.87%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$60,755	6.79%
The investment portfolio’s weighted expected average effective duration decreased to 4.4 years at June 30, 2025 compared to 5.2 years at December 31, 2024, due to higher prepayment assumptions due to projections of lower market rates, and higher composition of variable-rate investments that result in a lower weighted average duration.

Liabilities
Total liabilities were $9.41 billion at June 30, 2025, an increase of $399.1 million, or 4.4%, compared to $9.0 billion at December 31, 2024. This was primarily driven by an increase of $451.9 million, or 5.8%, in total deposits, mainly due to an increase in core deposits, and (ii) $20.0 million, or 2.7%, in advances from the FHLB. This increase was partially offset by: (i) the redemption of $60 million of senior notes that were due June 30, 2025; and (ii) $16.2 million, or 10.7%, in accounts payable, accrued liabilities and other liabilities. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits. See “Our Company- Business Developments” for additional information.

Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa in the first six months of 2025.

Total deposits were $8.31 billion at June 30, 2025, an increase of $451.9 million, or 5.8%, compared to December 31, 2024. The increase in deposits in the six months ended June 30, 2025 was mainly due to an increase of: (i) $269.5 million, or 14.3%, in savings and money market deposits; (ii) $201.8 million, or 13.4%, in noninterest bearing demand deposits; and (iii) $52.1 million, or 2.3%, in interest-bearing deposits. These increases were partially offset by a decrease of $71.5 million, or 3.2%, in time deposits.

The $71.5 million, or 3.2%, net decrease in time deposits includes decreases of: (i) $67.0 million, or 9.5%, in brokered time deposits; and (ii) $4.5 million, or 0.3% in customer CDs.

As of June 30, 2025 total brokered deposits were $644.0 million, a decrease of $57.9 million, or 8.3%, compared to $701.9 million at December 31, 2024.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2025	December 31, 2024	Amount	%
Deposits
Domestic (1)	$5,707,272	$5,278,289	$428,983	8.1%
Foreign:
Venezuela (2)	1,897,631	1,889,331	8,300	0.4%
Others (3)	701,641	686,975	14,666	2.1%
Total foreign	2,599,272	2,576,306	22,966	0.9%
Total deposits	$8,306,544	$7,854,595	$451,949	5.8%
_________________
(1)    Includes brokered deposits of $644.0 million and $701.9 million at June 30, 2025 and December 31, 2024, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits increased $429.0 million, or 8.1%, in the six months ended June 30, 2025, primarily driven by increases of: (i) $241.5 million in savings and money market accounts; (ii) $197.4 million in domestic noninterest bearing accounts; and (iii) $82.8 million in domestic interest bearing accounts. These increases were partially offset by decreases of: (i) $77.0 million in domestic brokered time deposits; and (ii) $15.7 million in domestic customer time deposits.
During the six months ended June 30, 2025, total foreign deposits increased $23.0 million, or 0.9%, primarily driven by an increase of $14.7 million, or 2.1%, in deposits from countries other than Venezuela, mostly savings and money market and time deposits. In addition, there was an increase of $8.3 million, or 0.4%, in deposits from customers domiciled in Venezuela, mostly in time deposits.

Core Deposits
Our core deposits were $6.1 billion and $5.6 billion as of June 30, 2025 and December 31, 2024, respectively. Core deposits represented 74.0% and 71.6% of our total deposits at those dates, respectively. The increase of $523.5 million, or 9.3%, in core deposits in the six months ended June 30, 2025 was mainly driven by increases in savings and money market deposits, noninterest bearing demand deposits as well as interest bearing demand deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of June 30, 2025, we had $644.0 million in brokered deposits, which represented 7.8% of our total deposits at that date (8.9% as of December 31, 2024). As of June 30, 2025, brokered deposits decreased $57.9 million, or 8.3%, compared to $701.9 million as of December 31, 2024, mainly due to maturities of brokered time deposits, partially offset by an increase in brokered non-time deposits during the period. As of June 30, 2025 and December 31, 2024, brokered deposits included time deposits of $634.9 million and $701.9 million, respectively. As of June 30, 2025, there were $9.1 million in brokered non-time deposits which consists of an aggregate of $8.1 million interest bearing demand and money market brokered deposits and $1.0 million in noninterest bearing brokered deposits, while there were no brokered non-time deposits as of December 31, 2024. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At June 30, 2025 and December 31, 2024, our large fund providers included 17 and 20 deposit relationships, respectively, with total balances of $1.1 billion and $942.3 million, respectively. The increase in balances from large fund providers in the six months ended June 30, 2025 was mainly driven by an increase in large deposits from commercial customers as the Company continues its focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands, except percentages)
Less than 3 months	$340,121	27.0%	$386,857	30.4%
3 to 6 months	475,966	37.8%	349,673	27.5%
6 to 12 months	385,281	30.6%	464,812	36.6%
1 to 3 years	42,036	3.3%	53,745	4.2%
Over 3 years	16,607	1.3%	15,386	1.3%
Total	$1,260,011	100.0%	$1,270,473	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
Short-term borrowings outstanding at June 30, 2025 matured in July 2025 (balance outstanding at December 31, 2024 matured in January 2025). All of our outstanding short-term borrowings at December 31, 2024 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at June 30, 2025 and December 31, 2024.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the year ended December 31, 2024.

	June 30, 2025	December 31, 2024
(in thousands, except percentages)
Outstanding at period-end	$50,000	$30,000
Average amount	8,333	2,500
Maximum amount outstanding at any month-end	50,000	30,000
Weighted average interest rate:
During period	4.58%	4.44%
End of period	4.58%	4.44%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands, except percentages and per share data)
Net income attributable to the Company	$23,002	$4,963	$34,960	$15,531
Basic earnings per common share	0.55	0.15	0.83	0.46
Diluted earnings per common share (1)	0.55	0.15	0.83	0.46

Average total assets	$10,256,254	$9,729,666	$10,149,983	$9,742,117
Average stockholders' equity	917,010	743,458	914,133	745,041
Net income attributable to the Company / Average total assets (ROA)	0.90%	0.21%	0.69%	0.32%
Net income attributable to the Company / Average stockholders' equity (ROE)	10.06%	2.68%	7.71%	4.19%
Average stockholders' equity / Average total assets ratio	8.94%	7.64%	9.01%	7.65%
__________________

(1)In the three and six month periods ended June 30, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the six month periods ended June 30, 2025 and 2024.
During the three and six month periods ended June 30, 2025, basic and diluted earnings per share increased compared to the same period one year ago, primarily driven by improved net income in the current periods compared to the same periods last year. These results were partially offset by an increase in the weighted average number of shares as a result of the Company’s public offering of its Class A common stock that was completed in September 2024.

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
Total stockholders’ equity was $924.3 million as of June 30, 2025, an increase of $33.8 million, or 3.8%, compared to $890.5 million as of December 31, 2024. This increase was primarily driven by: (i) a net income of $35.0 million in the first six months of 2025, and (ii) $14.4 million of other comprehensive income in the first half of 2025. This was partially offset by: (i) an aggregate of $10.0 million of Class A common stock repurchased in the first six months of 2025, and (ii) $7.7 million of dividends declared and paid by the Company in the first six months of 2025.

Common Stock Transactions
In the three and six month periods ended June 30, 2025, the Company repurchased an aggregate of 275,666 and 491,093 shares, respectively, of Class A common stock at a weighted average price of $18.14 and $20.36 per share at those , under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $5.0 million and $10.0 million in the three and six months ended June 30, 2025, including transaction costs.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first six months ended June 30, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.9 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
On July 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on August 29, 2025, to shareholders of record at the close of business on August 15, 2025.

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $636.8 million at June 30, 2025, compared to $590.4 million at December 31, 2024.

At June 30, 2025 and December 31, 2024, the Company had $765.0 million and $745.0 million, respectively, of outstanding advances from the FHLB. At June 30, 2025 and December 31, 2024, we had an additional $1.9 billion and $1.6 billion, respectively, of remaining borrowing capacity with the FHLB. This additional borrowing capacity is determined by the FHLB. In the six months ended June 30, 2025, the Company borrowed $50.0 million and repaid $30.0 million in advances from the FHLB. In the six months ended June 30, 2025, the Company had no significant gains or losses on the repayments of the advances from the FHLB. These repayments are part of the Company’s asset/liability management strategies.

There were no other borrowings as of June 30, 2025 and December 31, 2024.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at June 30, 2025 and December 31, 2024.
Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Subordinated Notes.
The Company held cash and cash equivalents mainly at the Bank of $11.6 million as of June 30, 2025 in funds available to service Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity ($99.5 million as of December 31, 2024 in funds available to service Subordinated Notes, Senior Notes and junior subordinated debt and for general corporate purposes).
On April 1, 2025, the Company redeemed $60.0 million in aggregate principal amount of its 5.75% Senior Notes that were due June 30, 2025. The Notes were redeemed in full at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. The aggregate redemption price, including accrued interest, totaled approximately $60.9 million.
Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in the 2024 Form 10-K.
In July 2025, the Board of Directors of the Bank approved the payment of a cash dividend of $40.0 million by the Bank to the Company.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital ratio	$1,122,133	13.49%	$665,638	8.00%	$832,048	10.00%
Tier 1 capital ratio	996,261	11.97%	499,229	6.00%	665,638	8.00%
Tier 1 leverage ratio	996,261	9.69%	411,425	4.00%	514,281	5.00%
Common Equity Tier 1 (CET1)	935,614	11.24%	374,422	4.50%	540,831	6.50%

December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
Common Equity Tier 1 (CET1)	915,658	11.21%	367,563	4.50%	530,925	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital ratio	$1,095,603	13.19%	$664,467	8.00%	$830,584	10.00%
Tier 1 capital ratio	999,441	12.03%	498,351	6.00%	664,467	8.00%
Tier 1 leverage ratio	999,441	9.76%	409,627	4.00%	512,033	5.00%
Common Equity Tier 1 (CET1)	999,441	12.03%	373,763	4.50%	539,880	6.50%

December 31, 2024
Total capital ratio	$1,047,759	12.84%	$645,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
Common Equity Tier 1 (CET1)	956,861	11.73%	367,112	4.50%	530,273	6.50%

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

(in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$1,746,571	$1,389,894
Letters of credit	181,561	149,029
	$1,928,132	$1,538,923

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

In the six months ended June 30, 2025, the Company redeemed $60.0 million in aggregate principal amount of its 5.75% senior notes that were due June 30, 2025.

In the six months ended June 30, 2025, the Company borrowed $50.0 million and repaid $30.0 million of FHLB advances.
In the six months ended June 30, 2025, total time deposits decreased $71.5 million, or 3.2%. See “Deposits” for additional information.
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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	June 30,		December 31,
(in thousands, except percentages)	2025		2024
Change in Interest Rates (Basis points)
Increase of 200	$27,103	7.3%	$24,427	6.8%
Increase of 100	22,953	6.2%	19,262	5.3%
Decrease of 50	(3,029)	(0.8)%	(6,931)	(1.9)%
Decrease of 100	(16,537)	(4.5)%	(13,550)	(3.8)%
Decrease of 200	(32,873)	(8.9)%	(30,120)	(8.3)%
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

Net interest income in the base scenario increased to approximately $371.0 million in the six months ended June 30, 2025 compared to $361.0 million as of December 31, 2024. This increase is mainly due to (i) the growth in the size of the balance sheet as total assets increased $432.9 million, or 4.4%, in the first six months of 2025 compared to December 31, 2024; and (ii) a decrease in the cost of total deposits and borrowings.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30,	December 31,
	2025	2024
Change in Interest Rates (Basis points)
Increase of 200	(12.33)%	(13.61)%
Increase of 100	(3.29)%	(4.86)%
Decrease of 50	1.87%	2.24%
Decrease of 100	2.35%	3.82%
Decrease of 200	1.50%	4.50%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2025 and December 31, 2024:

	Change in market value (1)
	June 30,	December 31,
(in thousands)	2025	2024
Change in Interest Rates
(Basis points)
Increase of 200	$(186,129)	$(150,674)
Increase of 100	(86,398)	(72,777)
Decrease of 50	37,536	34,716
Decrease of 100	69,446	68,177
Decrease of 200	111,050	122,109
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio decreased to 4.4 years at June 30, 2025 compared to 5.2 years at December 31, 2024, due to higher prepayment assumptions due to projections of lower market rates and higher composition of variable-rate investments that result in a lower weighted average duration.

Additionally, the floating rate portfolio increased to 19% at June 30, 2025 from 16.8% at December 31, 2024.

Limits Approval Process
The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2025. This information may not be indicative of our interest rate sensitivity position at other points in time.

	June 30, 2025
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$636,837	$574,666	$—	$—	$—	$62,171
Securities:
Trading securities	120,226	5,348	25,224	23,441	66,213	—
Debt available for sale, at fair value	1,788,708	508,945	322,165	256,209	701,389	—
Federal Reserve and FHLB stock	59,429	43,397	—	—	—	16,032
Marketable equity securities	2,525	2,525	—	—	—	—
Loans held for sale	6,073	6,073	—	—	—	—
Loans held for investment-performing (1)	7,100,638	4,864,857	1,041,543	538,048	656,190	—
Earning Assets	$9,714,436	$6,005,811	$1,388,932	$817,698	$1,423,792	$78,203
Liabilities
Interest bearing demand deposits	2,281,611	2,281,611	—	—	—	—
Saving and money market	2,155,434	2,155,434	—	—	—	—
Time deposits	2,162,919	1,743,560	342,776	76,069	514	—
FHLB advances	765,000	50,000	210,000	505,000	—	—
Senior Notes	—	—	—	—	—	—
Subordinated Notes	29,710	—	—	—	29,710	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	7,458,852	6,294,783	552,776	581,069	30,224	—
Interest rate sensitivity gap		(288,972)	836,156	236,629	1,393,568	78,203
Cumulative interest rate sensitivity gap		(288,972)	547,184	783,813	2,177,381	2,255,584
Earnings assets to interest bearing liabilities (%)		95.4%	251.3%	140.7%	4,710.8%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $82.5 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program(2)
April 1 - April 30	161,978	18.52	161,978	4,511,519
May 1 - May 31	—	—	—	25,000,000
June 1 - June 30	113,688	17.59	113,688	23,000,004
Total	275,666	18.14	275,666	23,000,004

________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “Stock Repurchase Program”). On December 15, 2023, the Company announced that on December 6, 2023, the Board approved to extend the expiration date of the 2023 Class A Common Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. As of the date the extension of the Stock Repurchase Program was approved, the Company had approximately $20 million available for repurchases under the program. On December 11, 2024, the Company announced that the Board approved to extend the expiration date to December 31, 2025, as of the date of the extension approval, the Company had approximately $12.4 million available for repurchases under the program. In the three months ended June 30, 2025, the Company repurchased an aggregate of 275,666 shares of Class A common stock at a weighted average price of $18.14 per share, under the 2023 Class A Common Stock Repurchase Program.
(2)    On May 28, 2025, the Company announced that the Board of Directors approved an increase in the amount available for repurchases of the Company’ shares of Class A common stock under the Stock Repurchase Program to $25 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

AMERANT BANCORP INC. (Registrant)

Date:	August 1, 2025	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2025	By:	/s/ Sharymar Calderon
Sharymar Calderon
Senior Executive Vice-President, Chief Financial Officer (Principal Financial Officer)