Form 10-Q
period 2025-09-30
Amerant Bancorp Inc.
filed 2025-10-31
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2025
Class A Common Stock, $0.10 par value per share	41,265,603 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2025

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$46,190	$39,197
Interest earning deposits with banks	570,612	519,853
Restricted cash	6,894	24,365
Other short-term investments	7,162	6,944
Cash and cash equivalents	630,858	590,359
Securities
Debt securities available for sale	2,122,416	1,437,170
Trading securities	119,935	—
Equity securities with readily determinable fair value not held for trading	2,542	2,477
Federal Reserve Bank and Federal Home Loan Bank stock	62,808	58,278
Securities	2,307,701	1,497,925
Mortgage loans held for sale, at fair value	—	42,911
Loans held for investment, gross	6,941,792	7,228,411
Less: allowance for credit losses	94,918	84,963
Loans held for investment, net	6,846,874	7,143,448
Bank owned life insurance	258,042	243,547
Premises and equipment, net	30,268	31,814
Deferred tax assets, net	46,881	53,543
Operating lease right-of-use assets	102,872	100,028
Goodwill	19,193	19,193
Accrued interest receivable and other assets	167,510	178,966
Total assets	$10,410,199	$9,901,734
Liabilities and Stockholders' Equity
Deposits
Demand
Noninterest bearing	$1,768,764	$1,504,755
Interest bearing	2,294,310	2,229,467
Savings and money market	2,139,964	1,885,928
Time	2,097,931	2,234,445
Total deposits	8,300,969	7,854,595
Advances from the Federal Home Loan Bank	831,699	745,000
Senior notes	—	59,843
Subordinated notes	29,752	29,624
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	109,726	106,071
Accounts payable, accrued liabilities and other liabilities	128,935	151,956
Total liabilities	9,465,259	9,011,267
Commitments and Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 41,265,378 shares issued and outstanding at September 30, 2025 (42,127,316 shares issued and outstanding at December 31, 2024)	4,125	4,214
Additional paid in capital	327,205	343,828
Retained earnings	620,542	582,231
Accumulated other comprehensive loss	(6,932)	(39,806)
Total stockholders' equity	944,940	890,467
Total liabilities and stockholders' equity	$10,410,199	$9,901,734
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income
Loans	$121,414	$129,752	$364,601	$376,574
Investment securities	26,737	17,127	68,868	50,168
Interest earning deposits with banks and other interest income	4,592	4,758	16,777	15,929
Total interest income	152,743	151,637	450,246	442,671

Interest expense
Interest bearing demand deposits	10,892	15,345	32,913	49,860
Savings and money market deposits	18,008	16,830	52,713	46,690
Time deposits	20,950	27,260	67,093	79,355
Advances from the Federal Home Loan Bank	7,316	8,833	21,746	21,357
Senior notes	—	942	1,020	2,826
Subordinated notes	362	361	1,084	1,083
Junior subordinated debentures	1,063	1,067	3,141	3,176
Securities sold under agreements to repurchase	—	—	1	2
Total interest expense	58,591	70,638	179,711	204,349
Net interest income	94,152	80,999	270,535	238,322
Provision for credit losses	14,600	19,000	39,106	50,550
Net interest income after provision for credit losses	79,552	61,999	231,429	187,772

Noninterest income
Deposits and service fees	5,056	5,046	15,161	14,652
Brokerage, advisory and fiduciary activities	4,995	4,466	14,717	13,331
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	—	—	—	189
Loan-level derivative income	2,372	3,515	7,084	6,338
Change in cash surrender value of bank owned life insurance	2,554	2,332	7,494	6,916
Cards and trade finance servicing fees	1,321	1,430	4,517	3,984
Derivative losses, net	(1,383)	—	(3,235)	(196)
Securities gains (losses), net	1,203	(68,484)	3,046	(68,655)
Other noninterest income	1,173	4,012	7,810	9,666
Total noninterest income (loss)	17,291	(47,683)	56,594	(13,775)

Noninterest expense
Salaries and employee benefits	35,094	34,979	104,477	101,794
Professional and other services fees	15,997	13,711	44,228	36,784
Occupancy and equipment	5,211	5,891	16,838	21,408
Telecommunication and data processing	3,155	2,991	9,559	9,256
Advertising expenses	3,987	3,468	12,441	10,789
FDIC assessments and insurance	2,549	2,863	8,681	8,643
Depreciation and amortization	1,487	1,737	4,626	4,866
Loan level derivative expense	1,834	1,802	3,307	2,386
Other real estate owned and repossessed assets expense, net	215	5,535	980	5,033
Losses on loans held for sale carried at the lower of cost or fair value	881	—	881	1,258
Other operating expenses	7,425	3,231	17,771	13,887
Total noninterest expenses	77,835	76,208	223,789	216,104
Income (loss) before income tax (expense) benefit	19,008	(61,892)	64,234	(42,107)
Income tax (expense) benefit	(4,252)	13,728	(14,518)	9,474
Net income (loss) attributable to Amerant Bancorp Inc.	$14,756	$(48,164)	$49,716	$(32,633)
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Other comprehensive income, net of tax
Net unrealized holding gains on debt securities available for sale arising during the period	$18,553	$15,142	$33,029	$7,060
Net unrealized holding gains (losses) on cash flow hedges arising during the period	82	(205)	268	92
Reclassification adjustment for items included in net income	(119)	51,017	(423)	50,683
Other comprehensive income	18,516	65,954	32,874	57,835
Comprehensive income	$33,272	$17,790	$82,590	$25,202

Earnings Per Share (Note 13):
Basic earnings (loss) per common share	$0.35	$(1.43)	$1.19	$(0.97)
Diluted earnings (loss) per common share	$0.35	$(1.43)	$1.19	$(0.97)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2025

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2024	42,127,316	$4,214	$343,828	$—	$582,231	$(39,806)	$890,467
Repurchase of Class A common stock	(215,427)	—	—	(5,000)	—	—	(5,000)
Treasury stock retired	—	(22)	(4,978)	5,000	—	—	—
Issuance of common shares for restricted stock unit vesting	71,839	7	(7)	—	—	—	—
Restricted stock and restricted stock units surrendered	(26,320)	(3)	(596)	—	—	—	(599)
Restricted stock forfeited	(4,818)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	790	—	—	—	790
Dividends paid	—	—	—	—	(3,885)	—	(3,885)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	11,958	—	11,958
Other comprehensive income	—	—	—	—	—	12,532	12,532
Balance at March 31, 2025	41,952,590	$4,195	$339,038	$—	$590,304	$(27,274)	$906,263
Repurchase of Class A common stock	(275,666)	—	—	(5,000)	—	—	(5,000)
Treasury stock retired	—	(28)	(4,972)	5,000	—	—	—
Restricted stock and restricted stock units surrendered	(6,241)	(1)	(252)	—	—	—	(253)
Stock issued for employee stock purchase plan	34,347	3	586	—	—	—	589
Issuance of common shares for restricted stock unit vesting	43,404	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,625	—	—	—	1,625
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	23,002	—	23,002
Dividends paid	—	—	—	—	(3,766)	—	(3,766)
Other comprehensive income	—	—	—	—	—	1,826	1,826
Balance at June 30, 2025	41,748,434	$4,173	$336,021	$—	$609,540	$(25,448)	$924,286
Repurchase of Class A common stock	(487,657)	—	—	(10,000)	—	—	(10,000)
Treasury stock retired	—	(49)	(9,951)	10,000	—	—	—
Restricted stock and restricted stock units surrendered	(2,077)	—	(16)	—	—	—	(16)
Restricted stock forfeited	(675)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	7,353	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,152	—	—	—	1,152
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	14,756	—	14,756
Dividends paid	—	—	—	—	(3,754)	—	(3,754)
Other comprehensive income	—	—	—	—	—	18,516	18,516
Balance at September 30, 2025	41,265,378	$4,125	$327,205	$—	$620,542	$(6,932)	$944,940

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2024

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068
Issuance of common shares for restricted stock unit vesting	77,615	8	(8)	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(92,830)	(9)	(2,078)	—	—	—	(2,087)
Restricted stock forfeited	(3,903)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,635	—	—	—	1,635
Dividends paid	—	—	—	—	(3,011)	—	(3,011)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	10,568	—	10,568
Other comprehensive loss	—	—	—	—	—	(5,088)	(5,088)
Balance at March 31, 2024	33,709,395	$3,373	$192,237	$—	$618,359	$(75,884)	$738,085
Repurchase of Class A common stock	(200,652)	—	—	(4,448)	—	—	(4,448)
Treasury stock retired	—	(20)	(4,428)	4,448	—	—	—
Restricted stock and restricted stock units surrendered	(7,957)	(1)	(93)	—	—	—	(94)
Stock issued for employee stock purchase plan	28,510	3	483	—	—	—	486
Restricted stock forfeited	(15,043)	(2)	2	—	—	—	—
Restricted stock units vested	48,503	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,404	—	—	—	1,404
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	4,963	—	4,963
Dividends paid	—	—	—	—	(3,023)	—	(3,023)
Other comprehensive loss	—	—	—	—	—	(3,031)	(3,031)
Balance at June 30, 2024	33,562,756	$3,357	$189,601	$—	$620,299	$(78,915)	$734,342
Repurchase of Class A common stock	(143,674)	—	—	(3,108)	—	—	(3,108)
Common stock issuance	8,684,210	868	154,882	—	—	—	155,750
Treasury stock retired	—	(14)	(3,094)	3,108	—	—	—
Restricted stock and restricted stock units surrendered	(4,334)	—	(87)	—	—	—	(87)
Restricted stock forfeited	(3,814)	(1)	—	—	—	—	(1)
Restricted stock units vested	8,479	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,206	—	—	—	1,206
Net loss attributable to Amerant Bancorp Inc.	—	—	—	—	(48,164)	—	(48,164)
Dividends paid	—	—	—	—	(3,004)	—	(3,004)
Other comprehensive income	—	—	—	—	—	65,954	65,954
Balance at September 30, 2024	42,103,623	$4,210	$342,508	—	$569,131	$(12,961)	$902,888

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$49,716	$(32,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for credit losses	39,106	50,550
Net premium amortization on securities	1,757	4,049
Depreciation and amortization	4,626	4,866
Stock-based compensation expense	3,567	4,245
Change in cash surrender value of bank owned life insurance	(7,494)	(6,916)
Securities (gains) losses, net	(3,046)	68,655
Derivative losses, net	3,235	196
Gains on sale of loans, net	(5,257)	(5,819)
Losses on loans held for sale carried at the lower of cost or fair value	881	1,258
Deferred taxes and others	(1,103)	2,518
Gain on early extinguishment of advances from the FHLB, net	—	(189)
Proceeds from sales and repayments of loans held for sale (at fair value)	135,365	251,815
Originations and purchases of loans held for sale (at fair value)	(100,400)	(291,139)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	1,085	(34,459)
Accounts payable, accrued liabilities and other liabilities	(21,540)	(12,343)
Net cash provided by operating activities	100,498	4,654
Cash flows from investing activities
Purchases of investment securities:
Available for sale	(794,586)	(242,229)
Trading securities	(118,444)	—
Federal Home Loan Bank stock	(8,330)	(45,910)
	(921,360)	(288,139)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	151,860	228,933
Trading securities	1,555	9,622
Federal Home Loan Bank stock	3,800	32,600
	157,215	271,155
Proceeds from surrender of bank owned life insurance	—	62,741
Net decrease (increase) in loans	211,582	(788,643)
Proceeds from loan portfolio sales	58,340	469,934
Proceeds from sales of other real estate owned	2,661	—
Net purchases of premises and equipment and others	(2,534)	(6,609)
Proceeds from bank owned life insurance death benefit	—	1,232
Purchase of bank owned life insurance	(7,000)	—
Net cash used in investing activities	(501,096)	(278,329)
Cash flows from financing activities
Net increase in demand, savings and money market accounts	582,888	109,600
Net (decrease) increase in time deposits	(136,514)	106,481
Proceeds from advances from the Federal Home Loan Bank	380,000	1,412,500
Repayments of advances from the Federal Home Loan Bank	(293,387)	(1,142,311)
Redemption of senior notes	(60,000)	—
Repurchase of common stock - Class A	(20,000)	(7,556)
Net proceeds from issuance of common stock	—	155,750
Dividend paid	(11,405)	(9,038)
Disbursements arising from stock-based compensation, net	(485)	(1,782)
Net cash provided by financing activities	441,097	623,644
Net increase in cash and cash equivalents and restricted cash	40,499	349,969

Cash, cash equivalents and restricted cash
Beginning of period	590,359	321,872
End of period	$630,858	$671,841
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid:
Interest	$184,259	$207,389
Income taxes	6,077	4,821
Right-of-use assets obtained in exchange for new lease obligations	6,999	—
Noncash investing activities:
Transfer from debt securities held to maturity to debt securities available for sale	—	216,560
Mortgage loans held for sale (at fair value) transferred to loans held for investment	8,868	28,115
Loans transferred to other assets	1,893	—
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	40,597	—
Loans held for investment (at lower of cost or fair value) transferred to loans held for sale	40,597	560,161
Premises and equipment transferred to other assets	—	11,405
Right-of-use assets transferred to other assets	—	15,368
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
a) Business
Amerant Bancorp Inc. (the “Company”) is a Florida corporation incorporated in 1985, which has operated since January 1987. The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as a result of its 100% ownership of Amerant Bank, N.A. (the “Bank”). The Company’s principal office is in the City of Coral Gables, Florida. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank is a national bank subject to regulation and regular examinations by the Office of the Comptroller of the Currency (“OCC”). Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) is an operating subsidiary of the Bank.

Elant Bank & Trust Ltd., a Grand-Cayman based trust company (the “Cayman Bank”) is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of September 30, 2025 and December 31, 2024, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in 2025, once regulatory approval from the applicable regulatory agency is received.

Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”) is another subsidiary of the Bank. In April 2025, considering its strategic decision to focus on Florida, the Company announced it would transition its mortgage business from a national mortgage originator model to in-footprint focused approach, emphasizing mortgage lending that supports the Company’s retail and private banking customers. Since April 2025 and throughout the early part of the fourth quarter of 2025, the Company has progressively reduced the mortgage-focused FTE count from 77 FTEs to 17. All but 5 of the 17 remaining FTEs have been transferred to the Bank. In addition, loans owned are expected to be transferred into the Bank’s core platform, and existing vendor contracts are expected to be terminated or modified. The Company is also in the process of assessing strategic alternatives for an eventual wind-down or sale of Amerant Mortgage, which it currently expects to complete in the first half of 2026.

Sale of Houston Banking Operations

During the second quarter of 2024, the Bank entered into a Purchase and Assumption Agreement with MidFirst Bank (“MidFirst”) pursuant to which MidFirst agreed to purchase certain assets and assume certain liabilities (the “Houston Sale Transaction”) of the banking operations and six branches in the Houston, Texas metropolitan statistical area. In the first nine months of 2024, the Company recorded non-routine expenses in connection with the Houston Sale Transaction totaling approximately $5.5 million as follows: (i) $3.4 million in market value adjustments for two branches owned based on third party appraisals; (ii) $1.3 million in loan valuation allowance due to deferred loan costs; (iii) $0.5 million for legal and investment banking fees; and (iv) $0.3 million in intangible write-off. For complete details of the Houston Sale Transaction, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 5, 2025 (the “2024 Form 10-K”) for more information.

Public Offering and Securities Repositioning

During the third quarter of 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Upon successfully completing the Public Offering, the Company initiated a repositioning of the Company’s securities portfolio (the “Securities Repositioning”). The Securities Repositioning consisted of the following actions: (i) transfer at their fair value (which was below their amortized cost) of all of the Company’s debt securities previously classified as held to maturity and carried at amortized cost to the available for sale category; (ii) sale of all corporate notes and subordinated debt; and (iii) sale of all other debt securities classified as available for sale (including those previously classified as held to maturity) with a book yield of less than 2.75%. As a result of the Securities Repositioning, the Company recorded a total pre-tax loss of approximately $68.5 million in the three and nine months ended September 30, 2024. For complete details of the Public Offering and Securities Repositioning, see the 2024 Form 10-K for more information.
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
Segment results
As the Company’s consolidated financial information as of September 30, 2025 and December 31, 2024 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.

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

In the three and nine month periods ended September 30, 2025, the Company repurchased an aggregate of 487,657 and 978,750 shares of Class A common stock, respectively, at a weighted average price of $20.51 and $20.43 per share, respectively, under the Stock Repurchase Program. The aggregate purchase price for these transactions was $10.0 million and $20.0 million in the three and nine months ended September 30, 2025, respectively, including transaction costs. In the three and nine month periods ended September 30, 2024, the Company repurchased an aggregate of 143,674 shares of Class A common stock at a weighted average price of $21.59 per share, and 344,326 shares of Class A common stock at a weighted average price of $21.94 per share. The aggregate purchase price for these transactions was $3.1 million and $7.6 million in the three and nine month periods ended September 30, 2024, respectively, including transaction costs.

In the three and nine months ended September 30, 2025 and 2024, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased. As of September 30, 2025 and 2024, there were no shares of Class A common stock held as treasury stock.

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three and nine month periods ended September 30, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/23/2025	08/15/2025	08/29/2025	$0.09	$3.8 million
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
07/24/2024	08/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
On October 22, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. The dividend is payable on November 28, 2025, to shareholders of record on November 14, 2025.

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
In the second quarter of 2025, the Company changed its policy for charging off unsecured consumer loans when balances are past-due 120 days or more. Previously, the Company charged-off these loan types when balances were 90 days past due. The Company believes this change is in line with regulatory guidance. There was no material impact to Company’s consolidated financial statements as of and for the nine months ended September 30, 2025 as a result of this change in policy.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
New Guidance on Income Taxes
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures which amended guidance that requires entities to provide additional income tax disclosures on an annual basis. This includes the disclosure of more detailed information on income tax reconciliations and income tax paid. In addition, the amendments remove certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company intends to adopt this guidance prospectively and we expect to expand our disclosures around income taxes in our 2025 Form 10-K. We believe that the adoption of this ASU will not have any other significant impacts on the Company’s financial statements.

For a description of other recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2024 Form 10-K.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumes the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses are below the Loss Cap as of that date, the Company will pay the difference to the borrower by June 30, 2026. The Company is currently unable to estimate the difference between the actual credit losses that may be incurred through June 30, 2026 and the Loss Cap. As of September 30, 2025, the amount remaining to be covered towards the "Loss Cap" was $5.9 million. As part of the Wind-down Agreement, the borrower has agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million.

On October 24, 2025, the Company collected $11.8 million on a commercial loan that had been previously charged off. The collection of this loan resulted in a loan recovery of $8.7 million and interest income recovery of $0.3 million in the fourth quarter of 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At September 30, 2025 and December 31, 2024, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve and other U.S. banks of approximately $571 million and $520 million, respectively. At September 30, 2025 and December 31, 2024, the average interest rate on these deposits was approximately 4.41% and 5.31%, respectively. These deposits have no stated maturity dates.

As of September 30, 2025 and December 31, 2024, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company held $7.2 million and $6.9 million, respectively, with an average yield of 4.22% and 5.07%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At September 30, 2025 and December 31, 2024, the Company had restricted cash balances of $6.9 million and $24.4 million, respectively. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Bank, to repay according to margin requirements. At September 30, 2025 and December 31, 2024, this obligation was $5.9 million and $23.5 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

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
3. Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	September 30, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Treasury Securities	$2,492	$—	$—	$—	$2,492
U.S. Government agency and sponsored enterprise residential MBS	1,951,732	15,551	(23,574)	—	1,943,709
U.S. Government agency and sponsored enterprise commercial MBS	156,846	941	(2,797)	—	154,990
U.S. Government agency and sponsored enterprise obligations	12,760	3	(292)	—	12,471
Non-agency commercial MBS (1)	7,320	—	(176)	—	7,144
Municipal Bonds (2)	1,732	—	(122)	—	1,610
Total debt securities available for sale (3)	$2,132,882	$16,495	$(26,961)	$—	$2,122,416
__________________
(1)Issued by a financial institution.
(2)Includes MBS securities with a fair value of $1.6 million and amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $8.0 million as of September 30, 2025, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and nine month periods ended September 30, 2025.

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
There were no investments in foreign corporate bonds available for sale at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had no foreign sovereign or foreign government agency debt securities available for sale. Investments in foreign corporate debt securities available for sale, if any, are denominated in U.S. Dollars.
In the three and nine month periods ended September 30, 2025, there were no sales, calls or redemptions of debt securities available for sale.
In the three and nine month periods ended September 30, 2024, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2024
Proceeds from sales, redemptions and calls of debt securities available for sale	$139,886	$142,766

Gross realized gains	$—	$—
Gross realized losses	(6,753)	(6,873)
Realized loss, net	$(6,753)	$(6,873)
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	10	$56,483	$(249)	315	$490,929	$(23,325)	$547,412	$(23,574)
Non-agency commercial MBS	—	—	—	1	7,144	(176)	7,144	(176)
U.S. Government agency and sponsored enterprise commercial MBS	2	16,971	(51)	31	72,463	(2,746)	89,434	(2,797)
U.S. Government agency and sponsored enterprise obligations	3	213	(1)	42	12,071	(291)	12,284	(292)
Municipal bonds	—	—	—	3	1,610	(122)	1,610	(122)
	15	$73,667	$(301)	392	$584,217	$(26,660)	$657,884	$(26,961)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	133	$717,487	$(13,555)	324	$407,841	$(34,982)	$1,125,328	$(48,537)
Non-agency commercial MBS	—	—	—	1	11,792	(725)	11,792	(725)
U.S. Government agency and sponsored enterprise commercial MBS	13	63,468	(1,261)	30	64,606	(4,676)	128,074	(5,937)
U.S. Government agency and sponsored enterprise obligation	2	228	(1)	47	15,982	(387)	16,210	(388)
Municipal Bonds	—	—	—	3	1,585	(147)	1,585	(147)
	148	$781,183	$(14,817)	405	$501,806	$(40,917)	$1,282,989	$(55,734)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At September 30, 2025 and December 31, 2024, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on these debt securities below their amortized cost basis is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of September 30, 2025 and December 31, 2024. Additionally, the Company does not intend to sell these debt securities and it considers it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Contractual maturities

Contractual maturities of debt securities at September 30, 2025 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$1,994	$1,993
After 1 year through 5 years	51,763	51,527
After 5 years through 10 years	49,654	48,456
After 10 years	2,029,471	2,020,440
	$2,132,882	$2,122,416

Trading Securities
Trading securities are used to support the Company’s liquidity management activities and reported on the Company’s Consolidated Balance Sheet at fair value. Our trading portfolio is entirely composed of U.S. Government agency and sponsored enterprise residential MBS with a fair value of $119.9 million at September 30, 2025. Changes in the fair value of trading securities are recorded in securities gains/losses on the Company’s consolidated statements of income. The Company did not have any debt securities classified as trading securities at December 31, 2024.
Changes in the fair value of trading securities for the three and nine month periods ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Net gains recognized during the period on trading securities	$1,185	$—	$2,962	$—
Less: Net gains and losses recognized during the period on trading securities sold during the period	—	—	—	—
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$1,185	$—	$2,962	$—

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Equity securities with readily available fair value not held for trading
As of September 30, 2025 and December 31, 2024, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and a fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three and nine month periods ended September 30, 2025 and 2024.

c) Securities Pledged

As of September 30, 2025 and December 31, 2024, the Company had $60.3 million and $135.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	September 30, 2025	December 31, 2024
Real estate loans
Commercial real estate
Nonowner occupied	$1,656,180	$1,678,473
Multi-family residential	361,650	336,229
Land development and construction loans	544,727	483,210
	2,562,557	2,497,912
Single-family residential	1,550,724	1,528,080
Owner occupied	900,596	1,007,074
	5,013,877	5,033,066
Commercial loans	1,519,778	1,751,902
Loans to financial institutions and acceptances	164,974	170,435
Consumer loans and overdrafts	243,163	273,008
Total loans held for investment, gross (1)	$6,941,792	$7,228,411
_________________
(1)Excludes accrued interest receivable.

At September 30, 2025 and December 31, 2024, loans with outstanding principal balances of $1.8 billion and $2.0 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts above include loans under syndication facilities of approximately $368.3 million and $393.7 million at September 30, 2025 and December 31, 2024, respectively, which include Shared National Credit facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.

International loans included above were $34.9 million and $40.7 million at September 30, 2025 and December 31, 2024, respectively, mainly comprised of single-family residential loans. These loans are generally secured by real estate properties located in the U.S.
There were no significant purchases of loans held for investment in the three and nine month periods ended September 30, 2025. In the three and nine months ended September 30, 2024, the Company purchased single-family residential loans totaling $6.7 million and $17.9 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of September 30, 2025 and December 31, 2024, are summarized in the following tables:

	September 30, 2025
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,656,180	$1,654,893	$265	$—	$1,022	$1,287
Multi-family residential	361,650	354,566	7,084	—	—	7,084
Land development and construction loans	544,727	519,727	25,000	—	—	25,000
	2,562,557	2,529,186	32,349	—	1,022	33,371
Single-family residential	1,550,724	1,525,544	18,418	1,817	4,945	25,180
Owner occupied	900,596	886,047	10,350	325	3,874	14,549
	5,013,877	4,940,777	61,117	2,142	9,841	73,100
Commercial loans	1,519,778	1,474,516	22,021	7,882	15,359	45,262
Loans to financial institutions and acceptances	164,974	164,974	—	—	—	—
Consumer loans and overdrafts	243,163	233,215	8,596	627	725	9,948
	$6,941,792	$6,813,482	$91,734	$10,651	$25,925	$128,310

	December 31, 2024
	Total Loans, Net of Unearned Income		Past Due
(in thousands)		Current	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,678,473	$1,676,816	$361	$1,296	$—	$1,657
Multi-family residential	336,229	335,984	245	—	—	245
Land development and construction loans	483,210	479,091	4,119	—	—	4,119
	2,497,912	2,491,891	4,725	1,296	—	6,021
Single-family residential	1,528,080	1,512,536	2,816	4,668	8,060	15,544
Owner occupied	1,007,074	995,443	6,196	336	5,099	11,631
	5,033,066	4,999,870	13,737	6,300	13,159	33,196
Commercial loans	1,751,902	1,732,409	12,608	1,362	5,523	19,493
Loans to financial institutions and acceptances	170,435	170,435	—	—	—	—
Consumer loans and overdrafts	273,008	269,761	1,984	1,255	8	3,247
	$7,228,411	$7,172,475	$28,329	$8,917	$18,690	$55,936

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$4,109	$265	$4,374	$—
Multi-family residential	7,018	—	7,018	—
Land development and construction loans	19,577	—	19,577	—
	30,704	265	30,969	—
Single-family residential	3,115	5,723	8,838	—
Owner occupied	12,737	2,550	15,287	—
	46,556	8,538	55,094	—
Commercial loans	31,667	35,414	67,081	1,392
Consumer loans and overdrafts	725	—	725	—
Total	$78,948	$43,952	$122,900	$1,392

	As of December 31, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Land development and construction loans	$4,119	$—	$4,119	$—
	4,119	—	4,119	—
Single-family residential	73	8,067	8,140	1,201
Owner occupied	21,710	1,481	23,191	837
	25,902	9,548	35,450	2,038
Commercial loans	46,822	17,750	64,572	2,033
Consumer loans and overdrafts	—	—	—	8
Total	$72,724	$27,298	$100,022	$4,079

The Company did not recognize any interest income on nonaccrual loans during the three and nine month periods ended September 30, 2025 and 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

b) Loans held for sale
Loans held for sale consist of the following loan classes:

(in thousands)	September 30, 2025	December 31, 2024
Mortgage loans held for sale at fair value
Land development and construction loans	—	10,768
Single-family residential	—	32,143
Total mortgage loans held for sale at fair value (1)(2)	—	42,911
_______________
(1)Loans held for sale in connection with Amerant Mortgage’s ongoing business.
(2)Excludes accrued interest receivable.

During the nine months ended September 30, 2025, the Company transferred a $40.6 million commercial loan from held for investment to held for sale and transferred it back to held for investment. The Company sold this loan in September 2025 and recognized a loss on sale of $0.9 million. Additionally, in the first nine months of 2025, the Company transferred approximately $6.9 million in construction mortgage loans and $2.0 million in single family residential mortgage loans from held for sale to held for investment.

c) Concentration of risk

While seeking diversification of our loan portfolio, the Company is dependent mostly on the economic conditions that affect South Florida, the greater Tampa, Houston and the five New York City boroughs. At September 30, 2025, our commercial real estate loans held for investment based in Florida, Houston, New York and other regions were $2.0 billion, $152 million, $197 million and $232 million, respectively.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $29.7 million and $40.4 million as of September 30, 2025 and December 31, 2024, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the Allowance for Credit Losses, or ACL, for loans for the three and nine month periods ended September 30, 2025 and 2024 is summarized in the following tables:

	Three Months Ended September 30, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$23,056	$40,048	$—	$23,415	$86,519
Provision for (reversal of) credit losses - loans	2,519	12,778	—	(47)	15,250
Loans charged-off	(1,268)	(6,244)	—	(2,024)	(9,536)
Recoveries	77	1,876	—	732	2,685
Balance at end of the period	$24,384	$48,458	$—	$22,076	$94,918

	Nine Months Ended September 30, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$16,668	$44,732	$—	$23,563	$84,963
Provision for credit losses - loans	8,889	22,907	—	4,210	36,006
Loans charged-off	(1,268)	(24,701)	—	(7,526)	(33,495)
Recoveries	95	5,520	—	1,829	7,444
Balance at end of the period	$24,384	$48,458	$—	$22,076	$94,918

	Three months ended September 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$19,064	$52,143	$—	$23,193	$94,400
(Reversal of) provision for credit losses - loans	(2,126)	16,234	—	3,762	17,870
Loans charged-off	—	(31,416)	—	(4,175)	(35,591)
Recoveries	15	1,944	—	1,252	3,211
Balance at end of the period	$16,953	$38,905	$—	$24,032	$79,890

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$25,876	$41,809	$—	$27,819	$95,504
(Reversal of) provision for credit losses - loans	(8,383)	41,465	—	14,838	47,920
Loans charged-off	(591)	(47,294)	—	(21,122)	(69,007)
Recoveries	51	2,925	—	2,497	5,473
Balance at end of the period	$16,953	$38,905	$—	$24,032	$79,890

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the nine months ended September 30, 2025.
The ACL increased by $10.0 million, or 11.7% at September 30, 2025, compared to December 31, 2024. The ACL as a percentage of total loans held for investment was 1.37% at September 30, 2025 compared to 1.18% at December 31, 2024. The increase in the ACL during the period included a provision for credit losses on loans in the three and nine month periods ended September 30, 2025, which was partially offset by net charge-offs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the third quarter of 2025, the provision for credit losses on loans was comprised of $7.8 million in additional specific reserves, $8.9 million to cover charge-offs, and $3.6 million due to credit quality and macro-economic factors. This was partially offset by a release of $2.3 million due to the reduction in loan balances and $2.7 million due to recoveries.
In the first nine months of 2025, the provision for credit losses on loans included $21.9 million for specific reserves, $18.8 million to cover net charge-offs, and $4.7 million due to model adjustments for macroeconomic factors, and $2.5 million due to credit quality and other macroeconomic updates. This was partially offset by releases of $4.6 million due to lower loan balances and $7.5 million due to recoveries.
The following is a summary of net proceeds from sales of loans held for investment by portfolio segment:

	Three Months Ended September 30,
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2025	$—	$30,493	$—	$3,264	$33,757
2024	$28,656	$6,960	$—	$—	$35,616

	Nine Months Ended September 30,
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2025	$4,025	$43,168	$—	$11,147	$58,340
2024	$30,424	$72,588	$—	$—	$103,012

In the third quarter of 2025, the Company sold one Substandard owner occupied loan with an outstanding balance of $30.4 million at the time of sale and recognized a loss of $0.9 million in connection with the transaction.

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and nine month periods ended September 30, 2025 and 2024. There were no modified loans that defaulted in the three and nine months ended September 30, 2025 and 2024 and had been modified within the 12 months preceding the payment default.
As of September 30, 2025, there were no outstanding balances related to loan modifications to borrowers experiencing financial difficulties compared to $9.4 million as of December 31, 2024. The $9.4 million as of December 31, 2024 was related to one commercial nonaccrual loan that was paid off in the second quarter of 2025.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Deputy Chief Credit Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$245,368	$317,985	$114,196	$116,367	$309,234	$345,866	$111,474	$1,560,490
Special Mention	—	19,855	—	—	—	28,033	5,396	53,284
Classified
Substandard	—	3,087	1,022	27,383	—	10,914	—	42,406
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	245,368	340,927	115,218	143,750	309,234	384,813	116,870	1,656,180

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	18,902	15,639	1,492	66,975	80,023	116,166	33,023	332,220
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	22,413	—	—	—	7,017	—	29,430
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	18,902	38,052	1,492	66,975	80,023	123,183	33,023	361,650

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	112,573	199,453	43,362	—	3,109	34,474	128,220	521,191
Special Mention	—	3,959	—	—	—	—	—	3,959
Classified
Substandard	—	—	19,577	—	—	—	—	19,577
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	112,573	203,412	62,939	—	3,109	34,474	128,220	544,727

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	110,073	290,857	204,340	366,716	120,717	130,114	318,452	1,541,269
Special Mention	—	—	—	—	738	—	—	738
Classified
Substandard	—	1,101	1,048	2,245	404	2,245	1,674	8,717
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	110,073	291,958	205,388	368,961	121,859	132,359	320,126	1,550,724

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	78,650	161,425	93,596	145,408	183,284	121,659	36,124	820,146
Special Mention	—	27,101	—	3,616	3,802	10,846	—	45,365
Classified
Substandard	—	18,046	760	12,461	836	492	2,490	35,085
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	78,650	206,572	94,356	161,485	187,922	132,997	38,614	900,596

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$162,743	$288,602	$132,158	$67,035	$8,006	$27,144	$607,188	$1,292,876
Special Mention	16,503	59,371	5,854	6,758	61	—	32,450	120,997
Classified
Substandard	2,276	4,658	30,495	16,432	14,877	4,028	33,139	105,905
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	181,522	352,631	168,507	90,225	22,944	31,172	672,777	1,519,778

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	4,981	107,789	—	—	—	—	52,204	164,974
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	4,981	107,789	—	—	—	—	52,204	164,974

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	7,796	18,360	10,031	48,014	6,536	766	150,935	242,438
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	75	589	61	—	—	725
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	7,796	18,360	10,106	48,603	6,597	766	150,935	243,163
Total loans held for investment, gross	$759,865	$1,559,701	$658,006	$879,999	$731,688	$839,764	$1,512,769	$6,941,792

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended September 30, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	1,268	—	1,268
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	1,268	—	1,268
Single-family residential	—	—	—	33	—	—	—	33
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	33	—	1,268	—	1,301
Commercial loans	—	1,779	1,611	62	123	2,669	—	6,244
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	188	—	96	1,088	542	77	—	1,991
Total Quarter-To-Date Gross Charge-Offs	$188	$1,779	$1,707	$1,183	$665	$4,014	$—	$9,536

	Nine Months Ended September 30, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	1,268	—	1,268
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	1,268	—	1,268
Single-family residential	—	—	141	55	15	38	—	249
Owner occupied	—	—	—	—	—	130	—	130
	—	—	141	55	15	1,436	—	1,647
Commercial loans	—	2,058	6,732	11,960	386	3,435	—	24,571
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	476	8	693	4,605	1,284	211	—	7,277
Total Year-To-Date Gross Charge-Offs	$476	$2,066	$7,566	$16,620	$1,685	$5,082	$—	$33,495

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Collateral -Dependent Loans
Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale or operation of the underlying collateral. The Company performs an individual evaluation as part of the process of calculating the allowance for credit losses related to these loans. The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$42,141	$—	$—	$42,141	$—
Multi-family residential (2)	29,430	—	—	29,430	—
Land development and construction loans (3)	19,590	—	—	19,590	—
	91,161	—	—	91,161	—
Single-family residential	—	—	—	—	—
Owner occupied (4)	29,218	—	—	29,218	—
	120,379	—	—	120,379	—
Commercial loans	5,386	—	29,578	34,964	4,793
Total	$125,765	$—	$29,578	$155,343	$4,793
_________________
(1)Weighted-average loan-to-value was approximately 85.5% at September 30, 2025.
(2)Weighted-average loan-to-value was approximately 49.1% at September 30, 2025.
(3)Weighted-average loan-to-value was approximately 32.1% at September 30, 2025.
(4)Weighted-average loan-to-value was approximately 52.8% at September 30, 2025.

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

Other Individually Evaluated Loans
As of September 30, 2025, as part of the process of calculating the ACL, in addition to collateral dependent loans, the Company evaluated individually $72.6 million and $2.5 million in commercial and owner occupied loans, respectively, primarily in the restaurant, transportation, healthcare, real estate industries, in addition to collateral dependent loans ($7.2 million in a commercial loan in the restaurant industry as of December 31, 2024). As of September 30, 2025, the ACL on these loans was $7.8 million. As of December 31, 2024, the ACL on the $7.2 million commercial loan was not significant.

6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at September 30, 2025 and December 31, 2024, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $746 million and $731 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, brokered time deposits amounted to $550 million and $702 million, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands, except percentages)
Less than 3 months	$513,088	40.1%	$386,857	30.4%
3 to 6 months	366,766	28.7%	349,673	27.5%
6 to 12 months	336,339	26.3%	464,812	36.6%
1 to 3 years	48,426	3.8%	53,745	4.2%
Over 3 years	14,850	1.1%	15,386	1.3%
Total	$1,279,469	100.0%	$1,270,473	100.0%

7.Advances from the Federal Home Loan Bank
At September 30, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	September 30, 2025	December 31, 2024
			(in thousands)
2025	4.33%	Variable	$20,000	$—
2025	4.44%	Fixed	—	30,000
2026	3.78% to 4.90%	Fixed	80,000	10,000
2027	3.77% to 4.89%	Fixed	20,000	200,000
2028	4.05% to 4.40%	Fixed	206,699	—
2029	3.54% to 4.45%	Fixed	505,000	505,000
Total (1)			$831,699	$745,000
_______________
(1)As of September 30, 2025 and December 31, 2024, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.54% to 3.76%, and maturing in 2029.

In the third quarter of 2025, the Company restructured $210.0 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturity for each contract was approximately 3 years, consistent with their original maturity. The Company incurred an early termination and modification penalty of $3.4 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In each of the third quarter and first nine months of 2025, the Company recognized $0.1 million, included as part of interest expense, as a result of this amortization. The modifications were not considered a substantial modification in accordance with GAAP.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
8.Derivative Instruments
At September 30, 2025 and December 31, 2024, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	September 30, 2025				December 31, 2024
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$423	$—	6	$114,178	$137	$81
Customer Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	149	1,463,303	19,669	19,937	131	1,309,781	4,300	42,194
Third party broker	149	1,463,303	19,937	19,669	131	1,309,781	42,194	4,300
	298	2,926,606	39,606	39,606	262	2,619,562	46,494	46,494

Credit risk participation agreements	13	157,096	—	—	11	112,010	—	—

Interest rate caps:
Customers	6	104,109	—	291	7	131,251	—	932
Third party broker	6	104,109	291	—	7	131,251	932	—
	12	208,218	291	291	14	262,502	932	932

Economic hedges:
Forward to be announced (MBS)	2	118,700	508	—	—	—	—	—

Mortgage derivatives:
Forward to be announced (MBS)	—	—	—	—	1	25,000	—	59
Interest rate lock commitments	—	—	—	—	60	30,081	301	46
Mortgage loan forward contracts	—	—	—	—	16	29,000	147	3
	—	—	—	—	77	84,081	448	108
Total derivatives not designated as hedging instruments	325	$3,410,620	$40,405	$39,897	364	$3,078,155	$47,874	$47,534
Total derivative instruments	331	$3,524,798	$40,828	$39,897	370	$3,192,333	$48,011	$47,615

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
At September 30, 2025 and December 31, 2024, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2025 and December 31, 2024 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million and $0.2 million in the three months ended September 30, 2025 and 2024, respectively, and unrealized gains of $0.2 million and $0.7 million in the nine months ended September 30, 2025 and 2024, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.

In the third quarter of 2025, two of the five interest rate swap contracts disclosed above, with a total notional amount of $41.3 million, matured and were renewed. Additionally, in October 2025, two contracts with a total notional amount of $14.7 million matured and were renewed. Furthermore, in October 2025, the remaining contract, with a notional amount of $8.2 million, matured and was redesignated. The new maturity of each contract is 4 years. The redesignation of the $8.2 million contract in October 2025 had no material impact on the Company's consolidated financial statements.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognizes a reduction of interest expense on FHLB advances as a result of this amortization. As of September 30, 2025, the remaining cumulative net unrealized gains related to these interest rate swaps was $0.7 million.

Interest Rate Swaps On Loans

As of September 30, 2025 and December 31, 2024, the Company had one interest rate swap contract with a notional amount of $50.0 million. In the second quarter of 2025, this contract matured and was renewed for another 2 years. The Company designates this interest rate swap contract as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. Unrealized losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

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

b) Economic Hedges

The Company enters into forward sale contracts to effectively offset changes in market valuation on the trading securities portfolio. These forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. At December 31, 2024, there were no derivatives classified as economic hedges. In each of the three and nine month periods ended September 30, 2025, the net unrealized loss on these instruments was $1.4 million and $3.2 million, respectively. This amount was included in derivative losses, net in the Company’s consolidated statement of operations and comprehensive income.

c) Mortgage Derivatives

The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. A separate type of forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. In the three months ended September 30, 2025, the change in fair value of these instruments was not significant. In the nine months ended September 30, 2025, the change in the fair value of these instruments was an unrealized loss of $0.3 million. In the three and nine months ended September 30, 2024, the change in the fair value of these instruments was unrealized gain of $0.3 million and $0.7 million, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. At September 30, 2025 and December 31, 2024, there were $9.2 million and $0.4 million, respectively, in securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of September 30, 2025 and December 31, 2024, the Company had cash held as collateral for derivatives margin calls of $5.9 million and $23.5 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2025 and 2024 were 22.60% and 22.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
Legislative Developments
On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the impact of the Act on its consolidated financial statements and determined there is not a material impact resulting from the Act.

10.     Accumulated Other Comprehensive Loss/Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2025			December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(10,466)	$2,673	$(7,793)	$(54,828)	$14,006	$(40,822)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,155	(294)	861	1,364	(348)	1,016
Total AOCL	$(9,311)	$2,379	$(6,932)	$(53,464)	$13,658	$(39,806)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive income for the periods presented are summarized as follows:

	Three Months Ended September 30,
	2025			2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$24,921	$(6,368)	$18,553	$20,411	$(5,269)	$15,142
Reclassification adjustment for net losses included in net income	—	—	—	68,564	(17,332)	51,232
	$24,921	$(6,368)	$18,553	$88,975	$(22,601)	$66,374
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	109	(27)	82	(278)	73	(205)
Reclassification adjustment for net interest income included in net income	(160)	41	(119)	(287)	72	(215)
	(51)	14	(37)	(565)	145	(420)
Total other comprehensive income	$24,870	$(6,354)	$18,516	$88,410	$(22,456)	$65,954

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2025			2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$44,362	$(11,333)	$33,029	$9,554	$(2,494)	$7,060
Reclassification adjustment for net losses included in net income	—	—	—	68,684	(17,362)	51,322
	$44,362	$(11,333)	$33,029	$78,238	$(19,856)	$58,382
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	359	(91)	268	120	(28)	92
Reclassification adjustment for net interest income included in net income	(568)	145	(423)	(855)	216	(639)
	(209)	54	(155)	(735)	188	(547)
Total other comprehensive income	$44,153	$(11,279)	$32,874	$77,503	$(19,668)	$57,835

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
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2025 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,633,799
Standby letters of credit	178,428
Commercial letters of credit	—
$1,812,227

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and nine month periods ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balances at beginning of period	$9,692	$4,602	$5,942	$3,102
(Reversal of) provision for credit losses - off balance sheet exposures	(650)	1,130	3,100	2,630
Balances at end of period	$9,042	$5,732	$9,042	$5,732

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,162	$—	$7,162
Securities
Trading securities	—	119,935	—	119,935
Debt securities available for sale
U.S Treasury Securities	—	2,492	—	2,492
U.S. Government agency and sponsored enterprise residential MBS	—	1,941,018	—	1,941,018
U.S. government agency and sponsored enterprise commercial MBS	—	157,681	—	157,681
U.S. Government agency and sponsored enterprise obligations	—	12,471	—	12,471
Non-agency commercial MBS	—	7,144	—	7,144
Municipal Bonds	—	1,610	—	1,610
	—	2,122,416	—	2,122,416

Equity securities with readily determinable fair values not held for trading	2,542	—	—	2,542
	2,542	2,242,351	—	2,244,893
Mortgage loans held for sale (at fair value)	—	—	—	—
Bank owned life insurance	—	258,042	—	258,042
Other assets
Mortgage servicing rights (MSRs)	—	—	1,362	1,362
Derivative instruments	—	40,828	—	40,828
	$2,542	$2,548,383	$1,362	$2,552,287
Liabilities
Other liabilities
Derivative instruments	$—	$39,897	$—	$39,897

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$6,944	$—	$6,944
Securities
Debt securities available for sale
U.S Treasury Securities	—	1,933	—	1,933
U.S. Government agency and sponsored enterprise residential MBS	—	1,262,640	—	1,262,640
U.S. government agency and sponsored enterprise commercial MBS	—	142,538	—	142,538
U.S. Government agency and sponsored enterprise obligations	—	16,682	—	16,682
Non-agency commercial MBS	—	11,792	—	11,792
Municipal Bonds	—	1,585	—	1,585
	—	1,437,170	—	1,437,170
Equity securities with readily determinable fair values not held for trading	2,477	—	—	2,477
	2,477	1,437,170	—	1,439,647
Mortgage loans held for sale (at fair value)	—	42,911	—	42,911
Bank owned life insurance	—	243,547	—	243,547
Other assets
Mortgage servicing rights (MSRs)	—	—	1,491	1,491
Derivative instruments	—	48,011	—	48,011
	$2,477	$1,778,583	$1,491	$1,782,551
Liabilities
Other liabilities
Derivative instruments	$—	$47,615	$—	$47,615
The Company had no trading securities as of December 31, 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	38,833	—	—	38,833	12,650
Other Real Estate Owned (2)	15,606	—	—	15,606	1,872
	$54,439	$—	$—	$54,439	$14,522
_______________
(1)Includes loans with specific reserves of $4.8 million total write downs of $12.6 million at September 30, 2025.
(2)Includes $14.0 million and $1.6 million in commercial and residential real estate property, respectively.

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

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

OREO

The Company values Other Real Estate Owned (OREO), at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as Level 3 as the assumptions used may not be observable. The Company had OREO balances of $15.6 million and $18.1 million as of September 30, 2025 and December 31, 2024, respectively. In the first nine months of 2025, the Company sold two OREO properties for an aggregate of $2.7 million and recognized a total net loss on sale $0.8 million in connection with these transactions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	2,662,372	2,648,917	3,187,223	3,113,807
Financial liabilities:
Time deposits	1,547,743	1,546,330	1,532,563	1,532,002
Advances from the FHLB	831,699	850,491	745,000	743,910
Senior notes	—	—	59,843	59,714
Subordinated notes	29,752	27,688	29,624	28,481
Junior subordinated debentures	64,178	63,818	64,178	63,255

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data and per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to Amerant Bancorp Inc.	$14,756	$(48,164)	$49,716	$(32,633)
Net income available to common stockholders	$14,756	$(48,164)	$49,716	$(32,633)
Denominator:
Basic weighted average shares outstanding	41,590,201	33,784,999	41,802,195	33,635,439
Dilutive effect of share-based compensation awards	183,900	—	141,051	—
Diluted weighted average shares outstanding	41,774,101	33,784,999	41,943,246	33,635,439

Basic earnings (loss) per common share	$0.35	$(1.43)	$1.19	$(0.97)
Diluted earnings (loss) per common share	$0.35	$(1.43)	$1.19	$(0.97)

As of September 30, 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units (“RSUs”) and performance share units totaling 558,172 (restricted stock and RSUs totaling 399,920 as of September 30, 2024). In the three and nine month periods ended September 30, 2025 potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings. In the three and nine month periods ended September 30, 2024, potential dilutive instruments were excluded from the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in those periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) is an operating subsidiary of the Bank. For an update on the strategic focus of our mortgage business and Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”), see “Amerant Mortgage Updates” below.
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

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through its main subsidiary, Amerant Bank, which is also headquartered in Coral Gables, Florida, as well as its other subsidiary, Amerant Investments. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank and the Bank’s securities broker-dealer, Amerant Investments. The Bank’s primary markets are South Florida, where we are headquartered and operate 20 banking centers in Miami-Dade, Broward and Palm Beach counties; and Tampa, Florida where we have a regional headquarters office and currently operate two banking centers.

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
People and Channels

In July 2025, we hired our new Head of Credit of C&I. Additionally, in the third quarter of 2025, we hired a new Head of Loan Syndications and Sales, who we expect will also contribute with our loan growth agenda across the business. Subsequent to quarter-end, we also hired a managing executive director for our Miami-Dade market and promoted our Tampa Market president to interim Head of Commercial Banking.
In April 2025, we opened our new regional headquarters office and our new banking center in West Palm Beach. In July 2025, the Company received regulatory approval for the opening of a new banking center in St Petersburg, Florida which we currently expect to open in mid-2026. In September 2025, we opened a new banking center in Miami Beach, as previously announced, with plans to open a second one later this year. Lastly, in October 2025, we opened a second banking center in downtown Tampa, FL.

Amerant Mortgage Updates

In April 2025, considering its strategic decision to focus on Florida, the Company announced it would transition its mortgage business from national mortgage originator model to in-footprint mortgage focused approach, emphasizing mortgage lending that supports the Company’s retail and private banking customers. Since April 2025 and throughout the early part of the fourth quarter of 2025, the Company has progressively reduced the mortgage-focused FTE count from 77 FTEs to 17. All but 5 of the 17 remaining FTEs have been transferred to the Bank. In addition, loans owned are expected to be transferred into the Bank’s core platform, and existing vendor contracts are expected to be terminated or modified. The Company is also in the process of assessing strategic alternatives for an eventual wind-down or sale of Amerant Mortgage, which it currently expects to complete in the first half of 2026.

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

Throughout the third quarter of 2025, the Federal Reserve cut rates by 25 basis points marking its first cut since December 2024. Additionally, on October 29, 2025, the Federal Reserve announced an additional rate cut of 25 basis points.

In terms of employment, data shows a sharp deceleration in job growth, as job reports showed negative job growth in the third quarter of 2025. Federal Reserve officials, including Chairman Powell, have indicated a willingness to exercise patience at current levels of inflation and unemployment to better understand how policy changes affect economic indicators.

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

On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the impact of the Act on its consolidated financial statements and determined there is not a material impact resulting from the Act.

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

Other noninterest income includes mortgage banking income/loss generated through our subsidiary, Amerant Mortgage, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking loss was $0.4 million in the three months ended September 30, 2025 compared to mortgage banking income of $2.8 million in the same period last year. In the first nine months of 2025 and 2024, mortgage banking income was $0.8 million and $5.8 million, respectively. Other income in the three and nine months ended September 30, 2025, includes approximately $0.1 million and $3.6 million, respectively, of net gain on sale of loans originated for investment.

Non-routine noninterest income items include other non-routine noninterest income which include the effect of items such as derivative losses, securities gains and losses, gains on sale of loans, amongst other items non-recurrent in nature. See “Non-GAAP Financial Measures” for more information on non-routine noninterest income items.

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

Other operating expenses include earnings credits, business development expenses, community engagement, charitable contributions, mortgage loan origination and servicing expenses, postage and courier expenses, debits which mirror the valuation income on the investment balances held in the non-qualified deferred compensation plan in order to adjust the liability to participants of the deferred compensation plan, and other small operational expenses. Earnings credits are provided to certain commercial depositors primarily in the mortgage banking industry to help offset deposit service charges incurred.

Non-routine noninterest expense items include other non-routine noninterest expenses which include the effect of items such as OREO and loans held for sale valuation allowances, sale of repossessed assets, impairment of investments, losses on sale of loans, amongst other items non-recurrent in nature. See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

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

Summary Results
The summary results for the three and nine months ended September 30, 2025 include the following:
•Total assets were $10.4 billion at September 30, 2025, up $508.5 million, or 5.1%, compared to $9.9 billion at December 31, 2024.

•Total gross loans, which includes all loans held for sale, were $6.9 billion at September 30, 2025, down $329.5 million, or 4.5%, compared to $7.3 billion at December 31, 2024.

•Cash and cash equivalents were $630.9 million, up $40.5 million or 6.9%, compared to $590.4 million at December 31, 2024.

•Total deposits were $8.3 billion at September 30, 2025, up $446.4 million, or 5.7%, compared to $7.9 billion at December 31, 2024.

•Total advances from the FHLB were $831.7 million, up $86.7 million or 11.6%, compared to $745.0 million as of December 31, 2024. The Bank had an aggregate borrowing capacity of $3.0 billion from the Federal Reserve or FHLB as of September 30, 2025.

•Net Interest Margin (“NIM”) increased to 3.92% in the three months ended September 30, 2025 compared to 3.49% in the three months ended September 30, 2024. NIM increased to 3.83% in the nine months ended September 30, 2025 from 3.52% in the nine months ended September 30, 2024.

•Average yield on loans decreased to 6.93% in the three months ended September 30, 2025 from 7.08% in the three months ended September 30, 2024. Average yield on loans decreased to 6.89% in the nine months ended September 30, 2025 compared to 7.08% in the nine months ended September 30, 2024.

•Average cost of total deposits decreased to 2.41% in the three months ended September 30, 2025 compared to 2.99% in the three months ended September 30, 2024. Average cost of total deposits decreased to 2.51% in the nine months ended September 30, 2025 compared to 2.99% in the nine months ended September 30, 2024.

•Loan to deposit ratio was 83.6% at September 30, 2025 compared to 92.6% at December 31, 2024.

•Asset Quality and Allowance for Credit Losses:

◦Total non-performing assets were $139.9 million at September 30, 2025, up $17.7 million, or 14.5%, compared to $122.2 million at December 31, 2024. As of September 30, 2025, non-performing assets consist of $124.3 million in non-performing loans and $15.6 million in other real estate owned.
◦The allowance for credit losses (“ACL”) as of September 30, 2025 was $94.9 million, up $10.0 million, or 11.7%, compared to $85.0 million as of December 31, 2024.
.
•Assets Under Management and custody (“AUM”) totaled $3.2 billion, as of September 30, 2025, up $279.5 million, or 9.7%, from $2.9 billion as of December 31, 2024.

•Accumulated Other Comprehensive Loss (“AOCL”) as of September 30, 2025 decreased to $6.9 million, an improvement of $32.9 million, or 82.6%, compared to $39.8 million as of December 31, 2024.
•Pre-provision net revenue (“PPNR”)(1) was $33.6 million in the three months ended September 30, 2025, an increase of $76.5 million, or 178.4% , compared to negative $42.9 million in the three months ended September 30, 2024. PPNR(1) was $103.3 million, in the nine months ended September 30, 2025, an increase of $94.9 million, or 1124.0%, compared to $8.4 million in the nine months ended September 30, 2024.

•Net Interest Income (“NII”) was $94.2 million in the three months ended September 30, 2025, up $13.2 million, or 16.2%, from $81.0 million in the three months ended September 30, 2024. NII was $270.5 million in the nine months ended September 30, 2025, up $32.2 million, or 13.5%, compared to $238.3 million in the nine months ended September 30, 2024.

•Provision for credit losses was $14.6 million in the three months ended September 30, 2025, down $4.4 million, or 23.16% compared to $19.0 million in the three months ended September 30, 2024. Provision for credit losses was $39.1 million in the nine months ended September 30, 2025, down $11.4 million, or 22.6%, compared to $50.6 million in the nine months ended September 30, 2024.

•Non-interest income was $17.3 million in the three months ended September 30, 2025, up $65.0 million or 136.3%, from negative $47.7 million in the three months ended September 30, 2024. Non-interest income was $56.6 million in the nine months ended September 30, 2025, up $70.4 million, or 510.9%, compared to negative $13.8 million in the nine months ended September 30, 2024.

•Non-interest expense was $77.8 million in the three months ended September 30, 2025, up $1.6 million, or 2.1%, from $76.2 million in the three months ended September 30, 2024. Non-interest expense was $223.8 million in the nine months ended September 30, 2025, up $7.7 million, or 3.6%, compared to $216.1 million in the nine months ended September 30, 2024.

•The efficiency ratio was 69.8% in the three months ended September 30, 2025 compared to 228.7% in the three months ended September 30, 2024. The efficiency ratio was 68.41% in the nine months ended September 30, 2025 compared to 96.24% in the nine months ended September 30, 2024.

•Return on average Assets (“ROA”) was 0.57% in the three months ended September 30, 2025, compared to negative 1.92% in the three months ended September 30, 2024. ROA was 0.65% in the nine months ended September 30, 2025, compared to negative 0.44% in the nine months ended September 30, 2024.
•Return on average equity (“ROE”) was 6.21% in the three months ended September 30, 2025 compared to negative 24.98% in the three months ended September 30, 2024. ROE was 7.20% in the nine months ended September 30, 2025, compared to negative 5.79% in the nine months ended September 30, 2024.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2025 and 2024

Net income
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2025	2024	2025 vs 2024		2025	2024	2025 vs 2024

Net interest income	$94,152	$80,999	$13,153	16.2%	$270,535	$238,322	$32,213	13.5%
Provision for credit losses	14,600	19,000	(4,400)	(23.2)%	39,106	50,550	(11,444)	(22.6)%
Net interest income after provision for credit losses	79,552	61,999	17,553	28.3%	231,429	187,772	43,657	23.3%
Noninterest income (loss)	17,291	(47,683)	64,974	136.3%	56,594	(13,775)	70,369	510.9%
Noninterest expense	77,835	76,208	1,627	2.1%	223,789	216,104	7,685	3.6%
Income (loss) before income tax expense	19,008	(61,892)	80,900	130.7%	64,234	(42,107)	106,341	252.6%
Income tax (expense) benefit	(4,252)	13,728	(17,980)	(131.0)%	(14,518)	9,474	(23,992)	(253.2)%
Net income (loss) attributable to Amerant Bancorp Inc.	$14,756	$(48,164)	$62,920	130.6%	$49,716	$(32,633)	$82,349	252.4%
Basic earnings (loss) per common share	$0.35	$(1.43)	$1.78	124.5%	$1.19	$(0.97)	$2.16	222.7%
Diluted earnings (loss) per common share (1)	$0.35	$(1.43)	$1.78	124.5%	$1.19	$(0.97)	$2.16	222.7%

__________________
(1)    In the three and nine month periods ended September 30, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended September 30, 2025 and 2024
In the three months ended September 30, 2025, net income attributable to the Company was $14.8 million, or $0.35 income per diluted share, compared to net loss of $48.2 million, or $1.43 loss per diluted share, in the same quarter of 2024. The increase of $62.9 million, or 130.6%, in the three months ended September 30, 2025 was primarily driven by (i) higher noninterest income in the three months ended September 30, 2025, as the three months ended September 30, 2024 had a net loss which included losses in securities as a result of the investment portfolio repositioning initiated during the same period, (ii) higher net interest income and (iii) lower provision for credit losses.

Net interest income was $94.2 million in the three months ended September 30, 2025, an increase of $13.2 million, or 16.2%, from $81.0 million in the three months ended September 30, 2024. This was primarily driven by: (i) increases of $660.4 million, or 50.3%, $119.4 million, or 100.00% and $69.1 million, or 20.05%, in the average balances of debt securities available for sale, securities held for trading, and deposits with banks, respectively, during the period; (ii) a decrease of $125.2 million or 1.7%, in the average balance of total interest-bearing liabilities in the third quarter compared to the same period last year, mainly driven by lower average balances in FHLB advances as well as the redemption of Senior Notes in the second quarter of 2025; and (iii) lower cost of interest bearing liabilities which decreased by 60 basis points in the third quarter of 2025 compared to the same period one year ago. These improvements were partially offset by: (i) decreases of $345.3 million, or 4.7%, $206.0 million, or 100.0%, in the average balances of the loan portfolio and securities held to maturity, respectively, during the period; (ii) an increase of $71.7 million, or 1.12% in total deposits; and (iii) a 17 basis points decrease in the average yield on total interest earning assets, mainly in loans and other short-term investments. Net interest margin was 3.92% in the three months ended September 30, 2025, an increase of 43 basis points from 3.49% in the three months ended September 30, 2024.

Noninterest income was $17.3 million in the three months ended September 30, 2025 compared to noninterest loss of $47.7 million in the three months ended September 30, 2024. The increase was mainly driven by: (i) higher securities gains; (ii) higher brokerage, advisory and fiduciary fees; and (iii) higher change in cash surrender value of BOLI. These increases were partially offset by: (i) lower other noninterest income; (ii) higher derivative losses; and (iii) lower loan-level derivative income. See “Noninterest Income” for more details.

In the three months ended September 30, 2025 and 2024, noninterest income included certain non-routine income and loss items. See “Non-GAAP Financial Measures” for more information on non-routine noninterest income items.

Noninterest expense was $77.8 million in the three months ended September 30, 2025, an increase of $1.6 million, or 2.1%, compared to $76.2 million in the same period in 2024. This increase was mainly due to: (i) higher other operating expenses; (ii) higher professional and other services fees; (iii) higher losses on loans held for sale carried at the lower cost or fair value; and (iv) higher advertising expenses. These increases were partially offset by: (i) lower OREO and repossessed assets expense; (ii) lower occupancy and equipment expenses; (iii) lower FDIC assessments and insurance expenses; and (iv) lower depreciation and amortization expenses. See “Noninterest Expense” for more details.

In the three months ended September 30, 2025 and 2024, noninterest expense included total non-routine items of $2.0 million and $5.7 million, respectively. Non-routine items in noninterest expense in the three months ended September 30, 2025 includes loss on sale of $0.9 million related to the sale of one Substandard owner-occupied loan with an outstanding balance of $30.4 million at the time of sale, $0.6 million in expenses related to the downsizing of Amerant Mortgage and $0.5 million in net losses on sale and valuation expense on OREO. Other non-routine items in noninterest expense in the three months ended September 30, 2024, include $5.7 million related to an OREO valuation expense. See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

In the three months ended September 30, 2025 and 2024, the Company incurred noninterest expenses of $2.1 million and $3.9 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 5 full time equivalent employees (“FTEs”) at September 30, 2025 compared to 80 at September 30, 2024.

Nine Months Ended September 30, 2025 and 2024
In the nine months ended September 30, 2025, net income attributable to the Company was $49.7 million, or $1.19 income per diluted share, compared to net loss of $32.6 million, or $0.97 loss per diluted share, in the same period of 2024. The increase of $82.3 million, or 252.4%, in the nine months ended September 30, 2025 was primarily driven by (i) higher noninterest income in the nine months ended September 30, 2025, as the nine months ended September 30, 2024 had a net loss with included losses on securities as a result of the investment portfolio repositioning initiated during the same period, (ii) higher net interest income, and (iii) lower provision for credit losses.

Net interest income was $270.5 million in the nine months ended September 30, 2025, an increase of $32.2 million, or 13.5%, from $238.3 million in the nine months ended September 30, 2024. This was primarily driven by an increase of $466.8 million, or 36.6% and $125.1 million or 33.2%, in the average balances of debt securities available for sale, and deposits with banks, respectively, during the period. Additionally, the cost of interest-bearing liabilities decreased 46 basis points in the current year compared to the same period last year. These improvements were partially offset by: (i) decreases of $217.3 million, or 100.0%, and $24.0 million or 0.3% in the average balance of debt securities held to maturity and the loan portfolio, respectively; (ii) a 17 basis points decrease in the average yield on total interest earning assets; and (iii) an increase of $40.8 million, or 0.6%, in the average balance of total interest-bearing liabilities in the current year compared to the same period last year . Net interest margin was 3.83% in the nine months ended September 30, 2025, an increase of 31 basis points from 3.52% in the nine months ended September 30, 2024.

Noninterest income was $56.6 million in the nine months ended September 30, 2025 compared to noninterest loss of $13.8 million in the nine months ended September 30, 2024. The increase was mainly driven by (i) higher securities gains; (ii) higher brokerage, advisory and fiduciary fees; (iii) higher loan-level derivative income; (iv) higher change in cash surrender value of BOLI; (v) higher cards and trade finance servicing fees; and (vi) higher deposits and service fees. These increases were partially offset by: (i) higher derivative losses; and (ii) lower other noninterest income. See “Noninterest Income” for more details.

In the nine months ended September 30, 2025 and 2024, noninterest income included non-routine items of $2.6 million and a loss of $68.7 million. See “Non-GAAP Financial Measures” for more information on non-routine noninterest income items.

Noninterest expense was $223.8 million in the nine months ended September 30, 2025, an increase of $7.7 million, or 3.6%, compared to $216.1 million in the same period in 2024. This increase was mainly due to: (i) higher professional and other service fees; (ii) higher other operating expenses; (iii) higher salaries and employee benefits; (iv) advertising expenses; (v) higher loan-level derivative expenses; (vi) higher losses on loans held for sale carried at the lower of cost or fair value; and (vii) higher telecommunications and data processing expenses. These increases were partially offset by: (i) lower occupancy and equipment expenses, and (ii) lower OREO and repossessed assets expense. See “Noninterest Expense” for more details.

In the nine months ended September 30, 2025 and 2024, noninterest expense included total non-routine items of $3.7 million and $11.2 million, respectively. Non-routine items in noninterest expense in the nine months ended September 30, 2025 includes $1.9 million in net losses on sale and valuation expense on OREO, $1.0 million in expenses related to the downsizing of Amerant Mortgage, and loss on sale of $0.9 million related to the sale of one Substandard owner-occupied loan with an outstanding balance of $30.4 million at the time of sale. Non-routine items in noninterest expense in the nine months ended September 30, 2024, included: (i) $5.7 million in OREO valuation expense, (ii) $3.4 million in fixed assets impairment, (iii) a $1.3 million loss on loans held for sale for valuation expense, (iv) $0.6 million in legal and broker fees, and (v) $0.3 million in goodwill and intangible asset impairment. Items (ii) through (iv) were all in connection with the Houston Sale Transaction completed in 2024. See “Non-GAAP Financial Measures” for more information on non-routine noninterest expense items.

In the nine months ended September 30, 2025 and 2024, the Company incurred noninterest expenses of $8.3 million and $10.5 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had 5 full time equivalent employees (“FTEs”) at September 30, 2025 compared to 80 at September 30, 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2025 and 2024. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$6,946,370	$121,414	6.93%	$7,291,632	$129,752	7.08%
Debt securities available for sale (3) (4)	1,973,763	24,146	4.85%	1,313,366	14,273	4.32%
Debt securities held to maturity (5)	—	—	—%	205,958	1,752	3.38%
Debt securities held for trading	119,429	1,665	5.53%	—	—	—%
Equity securities with readily determinable fair value not held for trading	2,528	20	3.14%	2,525	19	2.99%
Federal Reserve Bank and FHLB stock	57,681	906	6.23%	61,147	1,083	7.05%
Deposits with banks	413,522	4,516	4.33%	344,469	4,670	5.39%
Other short-term investments	7,122	76	4.23%	6,677	88	5.24%
Total interest-earning assets	9,520,415	152,743	6.37%	9,225,774	151,637	6.54%
Total non-interest-earning assets (6)	723,510			760,198
Total assets	$10,243,925			$9,985,972

	Three Months Ended September 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,240,617	$10,892	1.93%	$2,294,323	$15,345	2.66%
Money market	1,918,534	17,986	3.72%	1,541,987	16,804	4.34%
Savings	236,556	22	0.04%	247,903	26	0.04%
Total checking and saving accounts	4,395,707	28,900	2.61%	4,084,213	32,175	3.13%
Time deposits	2,084,940	20,950	3.99%	2,324,694	27,260	4.67%
Total deposits	6,480,647	49,850	3.05%	6,408,907	59,435	3.69%
Advances from the FHLB (7)	726,520	7,316	4.00%	863,913	8,833	4.07%
Senior notes	—	—	—%	59,725	942	6.27%
Subordinated notes	29,731	362	4.83%	29,561	361	4.86%
Junior subordinated debentures	64,178	1,063	6.57%	64,178	1,067	6.61%
Total interest-bearing liabilities	7,301,076	58,591	3.18%	7,426,284	70,638	3.78%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,726,507			1,491,406
Accounts payable, accrued liabilities and other liabilities	273,921			301,373
Total non-interest-bearing liabilities	2,000,428			1,792,779
Total liabilities	9,301,504			9,219,063
Stockholders’ equity	942,421			766,909
Total liabilities and stockholders' equity	$10,243,925			$9,985,972
Excess of average interest-earning assets over average interest-bearing liabilities	$2,219,339			$1,799,490
Net interest income		$94,152			$80,999
Net interest rate spread			3.19%			2.76%
Net interest margin (8)			3.92%			3.49%
Cost of total deposits (8)			2.41%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.40%			124.23%
Average non-performing loans/ Average total loans	1.30%			1.54%

	Nine Months Ended September 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)(2)	$7,078,705	$364,601	6.89%	$7,102,716	$376,574	7.08%
Debt securities available for sale (3) (4)	1,740,625	64,041	4.92%	1,273,797	41,562	4.36%
Debt securities held to maturity (5)	—	—	—%	217,272	5,597	3.44%
Debt securities held for trading	60,075	2,008	4.47%	—	—	—%
Equity securities with readily determinable fair value not held for trading	2,511	60	3.19%	2,490	87	4.67%
Federal Reserve Bank and FHLB stock	57,359	2,759	6.43%	55,352	2,922	7.05%
Deposits with banks	502,191	16,560	4.41%	377,139	15,681	5.55%
Other short-term investments	6,870	217	4.22%	6,337	248	5.22%
Total interest-earning assets	9,448,336	450,246	6.37%	9,035,103	442,671	6.54%
Total non-interest-earning assets (6)	733,305			788,240
Total assets	$10,181,641			$9,823,343

	Nine Months Ended September 30,
	2025			2024
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing DDA	$2,221,543	$32,913	1.98%	$2,382,548	$49,860	2.80%
Money market	1,884,975	52,651	3.73%	1,462,034	46,611	4.26%
Savings	237,764	62	0.03%	254,661	79	0.04%
Total checking and saving accounts	4,344,282	85,626	2.64%	4,099,243	96,550	3.15%
Time deposits	2,153,720	67,093	4.17%	2,291,539	79,355	4.63%
Total deposits	6,498,002	152,719	3.14%	6,390,782	175,905	3.68%
Securities sold under agreements to repurchase	35	1	3.82%	41	2	6.52%
Advances from the FHLB (7)	722,493	21,746	4.02%	749,195	21,357	3.81%
Senior notes	19,742	1,020	6.91%	59,646	2,826	6.33%
Subordinated notes	29,689	1,084	4.88%	29,519	1,083	4.90%
Junior subordinated debentures	64,178	3,141	6.54%	64,178	3,176	6.61%
Total interest-bearing liabilities	7,334,139	179,711	3.28%	7,293,361	204,349	3.74%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,636,816			1,459,325
Accounts payable, accrued liabilities and other liabilities	287,021			318,273
Total non-interest-bearing liabilities	1,923,837			1,777,598
Total liabilities	9,257,976			9,070,959
Stockholders’ equity	923,665			752,384
Total liabilities and stockholders' equity	$10,181,641			$9,823,343
Excess of average interest-earning assets over average interest-bearing liabilities	$2,114,197			$1,741,742
Net interest income		$270,535			$238,322
Net interest rate spread			3.09%			2.80%
Net interest margin (8)			3.83%			3.52%
Cost of total deposits (8)			2.51%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.83%			123.88%
Average non-performing loans/ Average total loans	1.36%			0.93%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $88.1 million and $92.1 million in the three months ended September 30, 2025 and September 30, 2024, respectively, and $88.8 million and $93.2 million in the nine months ended September 30, 2025 and 2024, respectively. The average balance of total loans held for sale was $8.9 million and $612.9 million in the three months ended September 30, 2025 and September 30, 2024, respectively, and $36.1 million and $352.8 million in the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes average non-performing loans of $91.2 million and $113.5 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $97.5 million and $66.3 million in the nine months ended September 30, 2025 and 2024, respectively.
(3)    Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $32.7 million and $89.4 million in the three months ended September 30, 2025 and September 30, 2024, respectively, and $41.0 million and $102.2 million in the nine months ended September 30, 2025 and 2024, respectively.
(4)    Includes nontaxable securities with average balances of $54.2 million and $19.9 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $54.6 million and $19.9 million in the nine months ended September 30, 2025 and 2024, respectively. The tax equivalent yield for these nontaxable securities was 4.60% and 4.33% for the three months ended September 30, 2025 and September 30, 2024, respectively, and 4.68% and 4.28% for the nine months ended September 30, 2025 and 2024, respectively. In 2025 and 2024, the tax equivalent yields were calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(5) We had no average held to maturity balances in the three and nine months ended September 30, 2025. Includes nontaxable securities with average balances of $44.5 million and $47.8 million for the three and nine months ended September 30, 2024, respectively. The tax equivalent yield for these nontaxable securities were 4.43% and 4.23% for the three and nine months ended September 30, 2024, respectively. In 2024, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(6) Excludes the allowance for credit losses.
(7)    The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(8) Net interest margin, or NIM: defined as net interest income, or NII, divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income.. Cost of total deposits: calculated based upon the average balance of total noninterest bearing and interest bearing deposits, which includes time deposits.

Net Interest Income
Three Months Ended September 30, 2025 and 2024
The Company was able to reprice the cost of its interest-bearing deposits to offset lower yields on the loan portfolio we recorded during the third quarter of 2025 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details.
Net interest income in the three months ended September 30, 2025, was $94.2 million, an increase of $13.2 million, or 16.2%, from $81.0 million in the three months ended September 30, 2024. This was primarily driven by: (i) increases of $660.4 million, or 50.28%, $119.4 million, or 100.00% and $69,053, or 20.05%, in the average balances of debt securities available for sale, securities held for trading, and deposits with banks, respectively, during the period; (ii) a decrease of $125.2 million or 1.7%, in the average balance of total interest-bearing liabilities in the third quarter compared to the same period last year, mainly driven by lower average balances in FHLB advances as well as the redemption of Senior Notes in the second quarter of 2025; and (iii) lower cost of interest bearing liabilities which decreased by 60 basis points in the third quarter of 2025 compared to the same period one year ago. These improvements were partially offset by: (i) decreases of $345.3 million, or 4.7%, $206.0 million, or 100.0%, in the average balances of the loan portfolio and securities held to maturity, respectively, during the period; (ii) an increase of $71.7 million, or 1.12% in total deposits; and (iii) a 17 basis points decrease in the average yield on total interest earning assets, mainly in loans and other short-term investments. Net interest margin was 3.92% in the three months ended September 30, 2025, an increase of 43 basis points from 3.49% in the three months ended September 30, 2024. See discussions further below for more details.
Interest Income
Total interest income was $152.7 million in the three months ended September 30, 2025, an increase of $1.1 million, or 0.7%, compared to $151.6 million for the same period of 2024. The increase was driven by: increases of $660.4 million, or 50.3%, $119.4 million, or 100.00%, and $69.1 million or 20.0%, in the average balances of debt securities available for sale, securities held for trading, and deposits with banks, respectively, during the period. These were partially offset by: (i) a decrease of $345.3 million, or 4.7%, and $206.0 million, or 100.0%, in the average balances of loans and debt securities held to maturity; and (ii) a 17 basis points decrease in the average yield on total interest earning assets, mainly in loans and other short-term investments.
Interest income on loans in the three months ended September 30, 2025 was $121.4 million, a decrease of $8.3 million, or 6.4%, compared to $129.8 million in the same period last year, primarily due to a 15 basis points decrease in average yields. The decrease in interest income on loans was also due to the decreases in the average balance of the total loan portfolio during the quarter compared to the same period in 2024. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $24.1 million in the three months ended September 30, 2025, an increase of $9.9 million, or 69.2%, compared to $14.3 million in the same period of 2024. This was mainly due to an increase of $660.4 million, or 50.3% in the average balance of these securities as well as an increase of 53 basis points in average yields, primarily as a result of the investment portfolio repositioning that was completed in October 2024 as well as additional purchases of higher-yielding, fixed rate investments during the quarter. In the three months ended September 30, 2025, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $32.7 million compared to $89.4 million in the same period last year.

Interest income on debt securities held for trading was $1.7 million in the three months ended September 30, 2025, an increase of $1.7 million or 100.0%, which was mainly due to the increase $119.4 million in the average balances of these securities compared to having none in the same period of 2024.
As of September 30, 2025, floating rate investments, which are entirely comprised of available for sale debt securities, represent 15.4% of our total investment portfolio compared to 14.3% at September 30, 2024. In addition, the expected overall duration decreased to 4.4 years at September 30, 2025 from 4.9 years at September 30, 2024 due to higher estimated prepayment assumptions and investment portfolio mix of larger proportion of floating rate securities that have a lower duration versus fixed rate securities.
Interest Expense
Interest expense was $58.6 million in the three months ended September 30, 2025, a decrease of $12.0 million or 17.1%, compared to $70.6 million in the same period of 2024. This was primarily due to a decrease of 60 basis points in average rates on total interest-bearing liabilities, mainly due to a decrease of 64 basis points in the average rates paid on total deposits, and the redemption of Senior Notes in the second quarter of 2025. These decreases were partially offset by higher average balance of total deposits, mainly money market deposit accounts.
Interest expense on interest-bearing deposits was $49.9 million in the three months ended September 30, 2025, a decrease of $9.6 million, or 16.1%, compared to $59.4 million for the same period of 2024. This was mainly driven by a decrease of 64 basis points in the average rates paid on total deposits, partially offset by an increase of $71.7 million, or 1.1%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $6.3 million, or 23.1%, in the three months ended September 30, 2025 compared to the same period in 2024. This was mainly due to a decrease of 68 basis points in the average cost of total time deposits. In addition, there was a decrease of $239.8 million, or 10.3%, in the average balance of these deposits, which includes a $82.1 million decrease in the average balance of customer CDs and a $157.7 million decrease in the average balance of brokered time deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $3.3 million, or 10.2% in the three months ended September 30, 2025 compared to the same period one year ago. This was mainly due to a decrease of 52 basis points in the average costs on these deposits coupled with decreases of $53.7 million, or 2.3%, and $11.3 million, or 4.6%, in the average balances of interest bearing demand deposits and savings accounts, respectively. This was partially offset by an increase of $376.5 million, or 24.4%, in the average balance of money market deposit accounts in the three months ended September 30, 2025 compared to the same period in 2024.
Interest expense on advances from the FHLB decreased $1.5 million, or 17.2%, in the three months ended September 30, 2025 compared to the same period of 2024, primarily driven by a decrease of 7 basis points in average rates paid. In the first nine months of 2025, the Company borrowed $380.0 million and repaid $293.4 million of advances from the FHLB. In addition, the Company restructured $210.0 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. See “Capital Resources and Liquidity Management” for more details on the repayment and restructuring of advances from the FHLB.
Nine Months Ended September 30, 2025 and 2024
The Company was able to reprice the cost of its interest-bearing deposits to offset lower yields on the loan portfolio we recorded during the first nine months of 2025 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details

Net interest income in the nine months ended September 30, 2025, was $270.5 million, an increase of $32.2 million, or 13.5%, from $238.3 million in the nine months ended September 30, 2024. This was primarily driven by an increase of $466.8 million, or 36.6% and $125.1 million or 33.2%, in the average balances of debt securities available for sale, and deposits with banks, respectively, during the period. Additionally, the cost of interest-bearing liabilities decreased 46 basis points in the current year compared to the same period last year. These improvements were partially offset by: (i) decreases of $217.3 million, or 100.0%, and $24.0 million or 0.3% in the average balance of debt securities held to maturity and the loan portfolio, respectively; (ii) a 17 basis points decrease in the average yield on total interest earning assets; and (ii) an increase of $40.8 million or 0.6%, in the average balance of total interest-bearing liabilities in the current year compared to the same period last year . Net interest margin was 3.83% in the nine months ended September 30, 2025, an increase of 31 basis points from 3.52% in the nine months ended September 30, 2024. See discussions further below for more details.
During the nine months ended September 30, 2025, we had higher average balance of debt securities available for sale compared to the same period last year. In addition, we had no debt securities held to maturity at September 30, 2025, compared to an average balance of $217.3 million at September 30, 2024. .
Interest Income
Total interest income was $450.2 million in the nine months ended September 30, 2025, an increase of $7.6 million, or 1.7%, compared to $442.7 million for the same period of 2024. This was primarily driven by an increase of $466.8 million, or 36.6%, and $125.1 million or 33.2%, in the average balances of debt securities available for sale and deposits with banks, respectively, during the period. These increases were partially offset by: (i) a 17 basis points decrease in the average yield on total interest earning assets, and (ii) decreases of $217.3 million, or 100.0%, $24.0 million, or 0.3% in the average balance of debt securities held to maturity and the loan portfolio, respectively.
Interest income on loans in the nine months ended September 30, 2025 was $364.6 million, a decrease of $12.0 million, or 3.2%, compared to $376.6 million in the same period last year, primarily due to a 19 basis points decrease in average yields. The decrease in interest income on loans was also due to the decrease of $24.0 million or 0.3%, in the average balances of the loan portfolio compared to the same period 2024. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $64.0 million in the nine months ended September 30, 2025, an increase of $22.5 million, or 54.1%, compared to $41.6 million in the same period of 2024. This was mainly due to new purchases at higher rates in 2025, which primarily drove the increase of $466.8 million, or 36.6% in the average balance of these securities as well as an increase of 56 basis points in average yields. In the nine months ended September 30, 2025, the average balance of accumulated net unrealized losses included in the carrying value of these securities was $41.0 million compared to $102.2 million in the same period last year.
Interest income on debt securities held for trading was $2.0 million in the nine months ended September 30, 2025, an increase of $2.0 million or 100.00%, which was mainly due to the increase of $60.1 million, or 100.00% in the average balances of these securities compared to having none in the same period of 2024.
Interest Expense
Interest expense was $179.7 million in the nine months ended September 30, 2025, a decrease of $24.6 million or 12.06%, compared to $204.3 million in the same period of 2024. This was primarily due to: (i) decreases of $39.9 million, or 66.90%, and $26.7 million, or 3.56%, in the average balances of the Senior Notes and FHLB advances, respectively, and (ii) a decrease of 46 basis points in the average rates paid on total interest-bearing liabilities. These decreases were partially offset by a higher average balance of total deposits mainly in money market accounts.

Interest expense on interest-bearing deposits was $152.7 million in the nine months ended September 30, 2025, a decrease of $23.2 million, or 13.18%, compared to $175.9 million for the same period of 2024. This was mainly driven by a decrease of 54 basis points in the average rates paid on total deposits. These decreases were partially offset by an increase of $107.2 million, or 1.7%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $12.3 million, or 15.5%, in the nine months ended September 30, 2025 compared to the same period in 2024. This was mainly due to a decrease of 46 basis points in the average cost of total time deposits. In addition, there was a decrease of $137.8 million, or 6.0%, in the average balance of these deposits, which includes a decrease of $68.7 million in the average balance of customer CDs and a decrease of $69.1 million in the average balance of brokered time deposits.
•Interest bearing checking and savings accounts. Interest expense on checking and savings accounts decreased $10.9 million, or 11.3% in the nine months ended September 30, 2025 compared to the same period one year ago, mainly due to a decrease of 51 basis points in the average costs on these deposits. In addition, there was a decrease of $161.0 million, or 6.8%, and $16.9 million, or 6.6%, in the average balances of interest bearing demand deposits and savings accounts, respectively. The decreases in interest bearing demand deposits and savings accounts were partially offset by an increase of $422.9 million, or 28.9%, in the average balance of money market accounts in the nine months ended September 30, 2025 compared to the same period in 2024.
Interest expense on advances from the FHLB increased $0.4 million, or 1.8%, in the nine months ended September 30, 2025 compared to the same period of 2024, primarily driven by an increase of 21 basis points in average rates paid, this was partially offset by a decrease of $26.7 million in the average balance during the period.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$86,519	$94,400	$84,963	$95,504
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Multi-family residential	(1,268)	—	(1,268)	(591)
Single-family residential	(33)	—	(249)	—
Owner occupied	—	—	(130)	—
	(1,301)	—	(1,647)	(591)
Commercial	(6,244)	(31,416)	(24,571)	(47,294)
Consumer and others	(1,991)	(4,175)	(7,277)	(21,122)
Total Charge-offs	$(9,536)	$(35,591)	$(33,495)	$(69,007)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$67	$—	$67	$—
Land development and construction loans	10	15	28	51
	77	15	95	51
Single-family residential	3	12	3	36
Owner occupied	—	—	40	17
	80	27	138	104
Commercial	1,876	1,944	5,480	2,908
Consumer and others	729	1,240	1,826	2,461
Total Recoveries	$2,685	$3,211	$7,444	$5,473
Net charge-offs	(6,851)	(32,380)	(26,051)	(63,534)
Provision for credit losses - loans	15,250	17,870	36,006	47,920
Balance at the end of the period	$94,918	$79,890	$94,918	$79,890

Three Months Ended September 30, 2025 and 2024
The Company recorded a provision for credit losses on loans of $15.3 million in the three months ended September 30, 2025, compared to $17.9 million in the same period last year. In the third quarter of 2025, the provision for credit losses on loans was comprised of $7.8 million in additional specific reserves, $8.9 million to cover charge-offs, and $3.6 million due to credit quality and macro-economic factors. This was partially offset by a release of $2.3 million due to the reduction in loan balances and $2.7 million due to recoveries.
During the three months ended September 30, 2025, charge-offs decreased $26.1 million, or 73.2%, compared to the same period of the prior year. In the three months ended September 30, 2025, charge-offs included: (i) $4.1 million related to two commercial loans, (ii) $1.8 million related to several small business commercial loans, (iii) $1.3 million related to one commercial real estate loan, (iv) $1.8 million related to purchased indirect consumer loans, and (v) $0.5 million related to other smaller balance loans, including retail and business banking and consumer loans. This was partially offset by $2.7 million in recoveries.
In the three months ended September 30, 2024, charge-offs included: (i) $28.8 million related to six commercial loans; (ii) $4.1 million in consumer loans, primarily purchased indirect consumer loans, and (iii) $2.7 million in multiple smaller balance commercial and consumer loans. Charge-offs in the third quarter of 2024 were partially offset by $3.2 million in recoveries, which include $1.6 million related to one commercial loan and $1.6 million related to multiple commercial and consumer loan recoveries.

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.39% in the third quarter of 2025, compared to 1.90% in the third quarter of 2024.
On October 24, 2025, the Company collected $11.8 million on a commercial loan that had been previously charged off. The collection of this loan resulted in a loan recovery of $8.7 million and interest income recovery of $0.3 million in the fourth quarter of 2025.

Nine Months Ended September 30, 2025 and 2024
The Company recorded a provision for credit losses on loans of $36.0 million in the nine months ended September 30, 2025, compared to $47.9 million in the same period last year. During this period, the provision for credit losses on loans includes $21.9 million for specific reserves for commercial loans, $18.8 million to cover net charge-offs, $4.7 million due to model adjustments for macroeconomic factors, and $2.5 million due to credit quality and other macroeconomic updates, partially offset by releases of $4.6 million due to lower loan balances and $7.5 million due to recoveries.

During the nine months ended September 30, 2025, charge-offs decreased $35.5 million, or 51.5%, compared to the same period of the prior year. In the nine months ended September 30, 2025, charge-offs included: (i) $19.9 million related to five commercial loans; (ii) $6.8 million related to purchased indirect consumer loans; (iii) $4.7 million related to several small business commercial loans; (iv) $1.3 million related to one commercial real estate loan and (v) $0.8 million related to other smaller balance loans, including retail and business banking and consumer loans. This was partially offset by $7.4 million in recoveries.

In the nine months ended September 30, 2024, charge-offs included: (i) $38.7 million related to seven commercial loans; (ii) $21.1 million related to multiple consumer and overdraft loans, primarily purchased indirect consumer loans, and (iii) $9.2 million in connection with multiple smaller commercial and real estate loans. Charge-offs in the nine months ended September 30, 2024 were partially offset by $5.2 million in recoveries, which include $2.7 million of a commercial loan and $2.4 million related to multiple commercial and consumer loan recoveries. The downgrades were not concentrated in a specific industry or geography.

In the second quarter of 2025, the Company sold a participation in a Quick Service Restaurant (“QSR”)-related loan with carrying value of $6.9 million and ACL of $4.8 million as of March 31, 2025. Proceeds from the sale were $2.2 million which resulted in a charge off against the ACL of $4.8 million in the second quarter 2025.
The ratio of net charge-offs over the average total loan portfolio held for investment was 0.49% in the first nine months of 2025, compared to 1.24% in the first nine months of 2024.
On October 24, 2025, the Company collected $11.8 million on a commercial loan that had been previously charged off. The collection of this loan resulted in a loan recovery of $8.7 million and interest income recovery of $0.3 million in the fourth quarter of 2025.

During the nine months ended September 30, 2025 and 2024, consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million. As of September 30, 2025, there were three loans recently downgraded totaling $19.6 million with appraisals older than 12 months, for which new appraisals have been ordered. No additional provision for credit losses was deemed necessary in both periods as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income (loss)
The table below sets forth a comparison for each of the categories of noninterest income (loss) for the periods presented.

	Three Months Ended September 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$5,056	29.2%	$5,046	10.6%	$10	0.2%
Brokerage, advisory and fiduciary activities	4,995	28.9%	4,466	9.4%	529	11.9%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,554	14.8%	2,332	4.9%	222	9.5%
Loan-level derivative income (2)	2,372	13.7%	3,515	7.4%	(1,143)	(32.5)%
Cards and trade finance servicing fees	1,321	7.6%	1,430	3.0%	(109)	(7.6)%
Derivative losses, net (3)	(1,383)	(8.0)%	—	—%	(1,383)	N/M
Securities gains (losses), net (4)	1,203	7.0%	(68,484)	(143.6)%	69,687	N/M
Other noninterest income (5)	1,173	6.8%	4,012	8.3%	(2,839)	(70.8)%
Total noninterest income	$17,291	100.0%	$(47,683)	(100.0)%	$64,974	136.3%

	Nine Months Ended September 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	15,161	26.8%	14,652	106.4%	509	3.5%
Brokerage, advisory and fiduciary activities	14,717	26.0%	13,331	96.8%	1,386	10.4%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	7,494	13.2%	6,916	50.2%	578	8.4%
Loan-level derivative income (2)	7,084	12.5%	6,338	46.0%	746	11.8%
Cards and trade finance servicing fees	4,517	8.0%	3,984	28.9%	533	13.4%
Gain on early extinguishment of FHLB advances, net	—	—%	189	1.4%	(189)	(100.0)%
Derivative losses, net (3)	(3,235)	(5.7)%	(196)	(1.4)%	(3,039)	N/M
Securities gains (losses), net (4)	3,046	5.4%	(68,655)	(498.4)%	71,701	N/M
Other noninterest income (5)	7,810	13.8%	9,666	70.1%	(1,856)	(19.2)%
Total noninterest income	$56,594	100.00%	$(13,775)	(100.00)%	$70,369	510.85%
__________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2)    Income from interest rate swaps and other derivative transactions with customers. The Company incurs expenses related to derivative transactions with customers which are included as part of noninterest expenses under loan-level derivative expense. See Noninterest Expense section for more details.
(3)    In the three and nine months ended September 30, 2025, includes net unrealized losses in connection with TBA MBS derivative contracts. We enter into these contracts to economically offset changes in market valuation on the trading securities portfolio. In the three and nine months ended September 30, 2024, amounts are in connection with net unrealized gains and losses on uncovered interest rate caps with clients.
(4) In the three and nine month periods ended September 30, 2025, amounts are primarily in connection with gains on market valuation of trading securities. In the three and nine months ended September 30, 2024, includes a total net loss of $68.5 million as a result of the investment portfolio repositioning initiated during the third quarter of 2024.
(5)    Includes mortgage banking loss of $0.4 million in the three months ended September 30, 2025 and mortgage banking income of $2.8 million in the three months ended September 30, 2024, and $0.8 million and $5.8 million in the nine months ended September 30, 2025 and 2024, respectively, primarily consisting of net gains/losses on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. In addition, includes $0.5 million BOLI death benefits received in the nine months ended September 30, 2024. Other sources of income in the periods shown include net gains/(losses) on sales of loans that are originated for investment, foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.
N/M - Not Meaningful

Three Months Ended September 30, 2025 and 2024
Total noninterest income increased $65.0 million, or 136.3%, in the three months ended September 30, 2025, compared to the same period last year, mainly due to: (i) higher securities gains; (ii) higher brokerage, advisory and fiduciary fees; and (iii) higher change in cash surrender value of BOLI. These increases were partially offset by: (i) lower other noninterest income; (ii) higher derivative losses; and (iii) lower loan-level derivative income.

Securities gains in the three months ended September 30, 2025, were $1.2 million, which were mainly unrealized gains on market valuation of the trading securities portfolio, in comparison to the three months ended September 30, 2024 having securities losses of $68.5 million related to the investment portfolio repositioning. Securities gains in the third quarter of 2025 were offset by derivatives losses of $1.4 million which consisted of net losses on the TBA MBS derivative contracts.

Brokerage, advisory and fiduciary fees increased $0.5 million, or 11.9%, in the three months ended September 30, 2025, compared to the same period one year ago. This was mainly driven by higher fees from equity and structured product trading in the third quarter of 2025 compared to the third quarter of 2024.

Our AUMs totaled $3.17 billion at September 30, 2025, an increase of $279.5 million, or 9.7%, from $2.89 billion at December 31, 2024, primarily driven by higher market valuations.

Other noninterest income decreased $2.8 million, or 70.8%, in the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by a decrease in mortgage banking income of $3.2 million and a decrease in the gain on sale of loans of approximately $0.3 million. This was partially offset by a combined increase in other smaller sources of income of approximately $0.4 million, and a $0.3 million gain on the sale of operating lease equipment.

Loan-level derivative income decreased $1.1 million, or 32.5%, in the three months ended September 30, 2025 compared to the same period in 2024, mainly driven by fewer new swap contracts during the period compared to the same period last year.

Nine Months Ended September 30, 2025 and 2024
Total noninterest income increased $70.4 million, or 510.9%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 mainly due to: (i) higher securities gains; (ii) higher brokerage, advisory and fiduciary fees; (iii) higher loan-level derivative income; (iv) higher change in cash surrender value of BOLI; (v) higher cards and trade finance servicing fees; and (vi) higher deposits and service fees. These increases were partially offset by: (i) higher derivative losses and (ii) lower other noninterest income.

In the nine months ended September 30, 2025, securities gains were $3.0 million, mainly unrealized gains on market valuation of the trading securities portfolio, compared to a $68.7 million loss in the same period in 2024. In the nine months ended September 30, 2024, these losses were primarily related to the investment portfolio repositioning. Securities gains in the first nine months of 2025 were offset by derivatives losses of $3.2 million which consisted of net losses on the TBA MBS derivative contracts.
Brokerage, advisory and fiduciary fees increased $1.4 million, or 10.4%, in the nine months ended September 30, 2025, compared to the same period in 2024. This was mainly driven by higher fees from equity and structured product trading in the first nine months of 2025 versus the first nine months of 2024, as well as higher fiduciary fees.

Loan-level derivative income increased $0.7 million, or 11.8%, in the nine months ended September 30, 2025 compared to the same period in 2024, mainly driven by new swap contracts during the period compared to the same period last year.

Cards and trade finance servicing fees increased $0.5 million, or 13.4% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mainly driven by higher commissions from the issuance of letters of credits. This increase was partially offset by a decrease in cards fee income.

Deposits and service fees increased $0.5 million, or 3.5%, in the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by an increase in statement fees on business accounts and higher digital payment fees which were partially offset by lower wire transfer service fees.

Other noninterest income decreased $1.9 million, or 19.2%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by a decrease of $5.0 million in mortgage banking income and a combined decrease of $0.2 million in other smaller sources of income, offset by a $3.3 increase in the net gain on sale of loans.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	$35,094	45.1%	$34,979	45.9%	$115	0.3%
Professional and other services fees	15,997	20.6%	13,711	18.0%	2,286	16.7%
Occupancy and equipment (3)	5,211	6.7%	5,891	7.7%	(680)	(11.5)%
Telecommunications and data processing	3,155	4.1%	2,991	3.9%	164	5.5%
Depreciation and amortization	1,487	1.9%	1,737	2.3%	(250)	(14.4)%
FDIC assessments and insurance	2,549	3.3%	2,863	3.8%	(314)	(11.0)%
Losses on loans held for sale carried at the lower of cost or fair value	881	1.1%	—	—%	881	100.0%
Advertising expenses	3,987	5.1%	3,468	4.6%	519	15.0%
Loan-level derivative expense (5)	1,834	2.4%	1,802	2.4%	32	1.8%
Other real estate owned and repossessed assets expense (income), net (6)	215	0.3%	5,535	7.3%	(5,320)	(96.1)%
Other operating expenses(7)	7,425	9.4%	3,231	4.1%	4,194	129.8%
Total noninterest expenses (8)	$77,835	100.0%	$76,208	100.0%	$1,627	2.1%

	Nine Months Ended September 30,				Change
	2025		2024		2025 vs 2024
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits (1)	104,477	46.6%	101,794	47.1%	2,683	2.6%
Professional and other services fees (2)	44,228	19.7%	36,784	17.0%	7,444	20.2%
Occupancy and equipment (3)	16,838	7.4%	21,408	9.9%	(4,570)	(21.4)%
Telecommunications and data processing	9,559	4.1%	9,256	4.3%	303	3.3%
Depreciation and amortization	4,626	2.1%	4,866	2.3%	(240)	(4.9)%
FDIC assessments and insurance	8,681	3.8%	8,643	4.0%	38	0.4%
Losses on loans held for sale carried at the lower of cost or fair value (4)	881	1.1%	1,258	0.6%	(377)	(30.0)%
Advertising expenses	12,441	5.5%	10,789	5.0%	1,652	15.3%
Loan-level derivative expense (5)	3,307	1.5%	2,386	1.1%	921	38.6%
Other real estate owned and repossessed assets expense (income), net (6)	980	0.4%	5,033	2.3%	(4,053)	(80.5)%
Other operating expenses(7)	17,771	7.8%	13,887	6.4%	3,884	28.0%
Total noninterest expenses (8)	$223,789	100.0%	$216,104	100.0%	$7,685	3.6%
____
(1) In the three and nine month periods ended September 30, 2025, includes $0.6 million and $1.0 million, respectively, in expenses in connection with the Amerant Mortgage downsizing.
(2) In the nine month period ended September 30, 2024, includes $0.3 million in legal expenses in connection with the
Houston Transaction. Additionally, includes recurring service fees in connection with the engagement of FIS in all periods shown.
(3) In the nine month period ended September 30, 2024, includes fixed assets impairment charge of $3.4 million in connection with the Houston Transaction.
(4) In the nine month period ended September 30, 2024 amounts shown are in connection with the Houston Transaction.
(5) Includes service fees in connection with our loan-level derivative income generation activities.

(6) Includes OREO valuation expense of $0.5 million and $5.7 million in the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $5.7 million in the nine month periods ended September 30, 2025, and 2024, respectively. In addition, includes net loss on the sale of two OREO properties of $0.8 million in the nine months ended September 30, 2025. See Non-GAAP Financial Measures section for more information.
(7) In the nine month period ended September 30, 2024, includes broker fees of $0.3 million in connection with the
Houston Transaction. Additionally, in all of the periods shown, see Primary Factors Used to Evaluate Our Business for more information on other operating expenses.
(8) Includes $2.1 million and $3.9 million in the three months ended September 30, 2025 and 2024, respectively, and $8.3 million and $10.5 million in the nine months ended September 30, 2025 and 2024, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.

Three Months Ended September 30, 2025 and 2024
Noninterest expense increased $1.6 million, or 2.1%, in the three months ended September 30, 2025 compared to the same period in 2024, mainly due to: (i) higher other operating expenses; (ii) higher professional and other services fees; (iii) higher losses on loans held for sale carried at the lower cost or fair value; and (iv) higher advertising expenses.These increases were partially offset by: (i) lower OREO and repossessed assets expense; (ii) lower occupancy and equipment expenses; (iii) lower FDIC assessments and insurance expenses; and (iv) lower depreciation and amortization expenses.

Other operating expenses increased $4.2 million, or 129.8%, in the three months ended September 30, 2025 compared to the same period a year ago, mainly driven by driven by: (i) earning credits of $3.5 million in the three months ended September 30, 2025 compared to no earnings credits in the three months ended September 30, 2024, and (ii) an increase in charitable contributions and donations compared to the same period last year. See Primary Factors Used to Evaluate Our Business section for more details on earnings credits.
Professional and other services fees increased $2.3 million, or 16.7%, in the three months ended September 30, 2025 compared to the same period last year. This was mainly driven by an overall increase in other professional fees related to outsourced core software and technology services and legal and consulting fees related to various projects.

Losses on loans held for sale carried at the lower cost or fair value increased $0.9 million, or 100.0%, in the three months ended September 30, 2025 as we recognized a loss on sale of one substandard loan during the period while we did not record any losses on loans held for sale in the same period last year.

Advertising expenses increased $0.5 million, or 15.0%, in the three months ended September 30, 2025 compared to the same period last year. This was mainly driven by higher expenses related to traditional media and marketing professional fees.

Other real estate owned and repossessed assets expenses decreased $5.3 million, or 96.1%, in the three months ended September 30, 2025, compared to the same period last year. In the three months ended September 30, 2025, we recorded a valuation allowance on a single family residential OREO property in Texas in the amount of $0.5 million and other OREO expenses of approximately $0.2 million, which were offset by $0.5 million in OREO rental income, while in the three months ended September 30, 2024, we recorded a $5.7 valuation allowance on an OREO property and other OREO expenses of $0.3 million offset by approximately $0.5 million in OREO rental income.

Occupancy and equipment expenses decreased $0.7 million, or 11.5%, in the three months ended September 30, 2025 compared to the same period one year ago mainly driven by lower lease expenses.

FDIC assessments and insurance expenses decreased $0.3 million, or 11.0%, in the three months ended September 30, 2025 compared to the same period last year mainly due to lower FDIC assessment rates.
Depreciation and amortization expenses decreased $0.3 million, or 14.4%, in the three months ended September 30, 2025 compared to the same period last year mainly due to having less depreciable assets in the period.

Nine Months Ended September 30, 2025 and 2024
Noninterest expense increased $7.7 million, or 3.6%, in the nine months ended September 30, 2025 compared to the same period in 2024, mainly due to:(i) higher professional and other service fees; (ii) higher other operating expenses; (iii) higher salaries and employee benefits; (iv) higher advertising expenses; (v) higher loan-level derivative expenses; and (vi) higher telecommunications and data processing expenses. These increases were partially offset by: (i) lower occupancy and equipment expenses; (ii) lower OREO and repossessed assets expense; (iii) lower losses on loans held for sale; and (iv) lower depreciation and amortization expenses.
Professional and other services fees increased $7.4 million, or 20.2%, in the nine months ended September 30, 2025 compared to the same period last year. This was mainly driven by an overall increase in other professional fees related to outsourced core software and technology services, mortgage servicing expenses, accounting fees in connection with outsourced audit fees and consulting and legal fees related to various projects.
Other operating expenses increased $3.9 million, or 28.0%, in the nine months ended September 30, 2025 compared to the same period last year. This was mainly driven by: (i) earning credits of $7.4 million in the nine months September 30, 2025 compared to no earnings credits the nine months ended September 30, 2024; and (ii) increased expenses related to business development. These increases were partially offset by combined decreases in operating charge-offs, loan servicing and origination costs and other miscellaneous expenses. See Primary Factors Used to Evaluate Our Business section for more details on earnings credits.
Salaries and employee benefits increased $2.7 million, or 2.6%, in the nine months ended September 30, 2025 compared to the same period one year ago, mainly driven by: (i) higher salary expense as a result of the new hires at higher rates; (ii) higher severance expenses related to the downsizing of Amerant Mortgage; and (iii) higher health insurance expenses. These increases were partially offset by lower bonus variable compensation attributable to lower performance, lower commissions due to lower loan production in connection with the Amerant Mortgage downsizing and lower expenses related to the long-term incentive program attributable to the effect of forfeitures during the period.
Advertising expenses increased $1.7 million, or 15.3%, in the nine months ended September 30, 2025 compared to the same period last year. This was mainly driven by higher expenses related to traditional media and professional sports agreements, higher marketing professional fees, as well as higher expenses related to community engagement events.

Loan-level derivative expenses increased $0.9 million, or 38.6% in the nine months ended September 30, 2025, compared to the same period last year due to higher expenses during the period associated with payments for opening and terminations of new swaps and caps with clients.

Losses on loans held for sale carried at the lower of cost or fair value decreased $0.4 million, or 30.0%, in the nine months ended September 30, 2025 compared to the same period one year ago due to having lower losses during the period as we recorded a loss on sale of $0.9 million related to the sale of one Substandard owner-occupied loan with an outstanding balance of $30.4 million at the time of sale, while in the nine months ended September 30, 2024, the loss on sale of $1.3 million was due to the transfer of approximately $553.1 million in loans in connection with the Houston Transaction.

Telecommunication and data processing expenses increased $0.3 million, or 3.3%, in the nine months ended September 30, 2025 compared to the same period one year ago primarily due to increases in computer expenses which were partially offset by a decrease in telephone usage and data infrastructure expenses.

Occupancy and equipment expenses decreased $4.6 million, or 21.4%, in the nine months ended September 30, 2025 compared to the same period one year ago primarily due to: (i) the absence of a $3.4 million fixed assets impairment charge in the nine months ended September 30, 2024 in connection with the Houston Transaction, (ii) fewer banking centers as a result of the Houston Sale Transaction, and (iii) an increase in sublease income from additional subleasing of portions of the headquarter building.

Other real estate owned and repossessed assets expenses decreased $4.1 million, or 80.5%, in the nine months ended September 30, 2025, compared to the same period last year. In the nine months ended September 30, 2025, we recorded approximately $1.0 million in combined OREO activity in comparison to $5.0 million in combined OREO activity in the nine months ended September 30, 2024, mainly driven by a lower valuation allowance in the nine months ended September 30, 2025 compared to the same period last year.

Depreciation and amortization expenses decreased $0.2 million, or 4.9% in the nine months ended September 30, 2025, compared to the same period last year mainly due to having less depreciable assets during the period.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	2025 vs 2024		2025	2024	2025 vs 2024
(in thousands, except effective tax rates and percentages)
Income (loss) before income tax expense	$19,008	$(61,892)	$80,900	130.7%	$64,234	$(42,107)	$106,341	252.6%
Income tax expense (benefit)	$4,252	$(13,728)	$17,980	131.0%	$14,518	$(9,474)	$23,992	(253.2)%
Effective income tax rate	22.37%	22.18%	0.19%	0.9%	22.60%	22.50%	0.10%	0.4%

Income tax expense increased to $4.3 million for the third quarter of 2025, compared to an income tax benefit of $13.7 million for the same period in 2024. For the nine months ended September 30, 2025, income tax expense was $14.5 million, compared to an income tax benefit of $9.5 million for the first nine months of 2024. The increase in both periods was mainly driven by higher income before income taxes in 2025.
As of September 30, 2025, the Company’s net deferred tax assets were $46.9 million, a decrease of $6.7 million, or 12.4%, compared to $53.5 million as of December 31, 2024. This was primarily driven by a decrease of $11.3 million in connection with $44.4 million in net unrealized holding gains on debt securities available for sale during the period, partially offset by the tax effect of an increase in the allowance for credit losses.
On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the impact of the Act on its consolidated financial statements and determined there is not a material impact resulting from the Act.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “core noninterest income”, “tangible common equity ratio”, “tangible stockholders’ equity (book value) per common share”, and “core noninterest expense”. This supplemental information is not required by, or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures”.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our business. Management believes that these supplementary non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance. These non-GAAP financial measures have been adjusted for the effect of non-core banking activities such as the sale of loans and securities and other repossessed assets, the Amerant Mortgage downsizing, the Houston Transaction, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, the early repayment of FHLB advances, and other non-routine actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR, Core PPNR, core noninterest income and core noninterest expense, non-GAAP financial measures, as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net income (loss) attributable to Amerant Bancorp Inc.	$14,756	$(48,164)	$49,716	$(32,633)
Plus: provision for credit losses (1)	14,600	19,000	39,106	50,550
Plus: provision for income tax expense	4,252	(13,728)	14,518	(9,474)
Pre-provision net revenue (PPNR)	33,608	(42,892)	103,340	8,443
Plus: non-routine noninterest expense items	1,977	5,672	3,703	11,234
Less: non-routine noninterest income items	180	68,484	(2,610)	68,662
Core pre-provision net revenue (Core PPNR)	$35,765	$31,264	$104,433	$88,339

Total noninterest income	$17,291	$(47,683)	$56,594	$(13,775)
Less: Non-routine noninterest income items:
Derivatives losses, net (2)	(1,383)	—	(3,235)	(196)
Securities gain (losses), net (3)	1,203	(68,484)	3,046	(68,655)
Gain on sale of loans (4)	—	—	2,799	—
Gains on early extinguishment of FHLB advances, net	—	—	—	189
Total non-routine noninterest income (loss) items	$(180)	$(68,484)	$2,610	$(68,662)
Core noninterest income	$17,471	$20,801	$53,984	$54,887

Total noninterest expenses	$77,835	$76,208	$223,789	$216,104
Less: non-routine noninterest expense items
Other non-routine noninterest expense items:
Losses on loans held for sale carried at the lower of cost or fair value (5)	881	—	881	1,258
Goodwill and intangible assets impairment (5)	—	—	—	300
Legal and broker fees (5)	—	—	—	561
Net losses on sale and valuation expense on other real estate owned (6)	516	5,672	1,872	5,672
Amerant Mortgage Downsize costs (7)	580	—	950	—
Fixed assets impairment (5)(8)	—	—	—	3,443
Total non-routine noninterest expense items	$1,977	$5,672	$3,703	$11,234
Core noninterest expenses	$75,858	$70,536	$220,086	$204,870
(1) Includes provision for credit losses on loans and provision for loan contingencies.
(2) In the three and nine months ended September 30, 2025, includes net unrealized losses in connection with to-be-announced (TBA) mortgage back-securities (MBS) derivative contracts. We enter into these contracts to economically offset changes in market valuation on the trading securities portfolio. In the three and nine months ended September 30, 2024, amounts are related to uncovered interest rate caps with clients.
(3) In the three and nine months ended September 30, 2025, amounts are primarily in connection with unrealized gains on market valuation of trading securities. In the three and nine months ended September 30, 2024, includes losses as a result of the investment portfolio repositioning. See Noninterest Income section for more details.
(4) In the nine months ended September 30, 2025, includes gain on sale of $3.2 million, related to the sale of a loan that had been charged off in prior periods.
(5) In the three and nine month periods ended September 30, 2024, amounts shown are in connection with the sale of the Company’s Houston franchise which were disclosed on a Form 8-K on April 17, 2024 (the “Houston Transaction”).
(6) In the nine months ended September 30, 2025, includes a net loss on the sale of two OREO properties of $0.8 million. Also, includes an OREO valuation expense of $0.5 million in the three and nine month periods ended September 30, 2025, and $5.7 million in the three and nine month periods ended September 30, 2024.
(7) In the three and nine month periods ended September 30, 2025, includes salaries and employee benefit expenses in connection with Amerant Mortgage downsizing costs.
(8) Related to Houston branches and included as part of occupancy and equipment expenses.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non- GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages, share data and per share amounts)	As of September 30, 2025	As of December 31, 2024

Stockholders' equity	$944,940	$890,467
Less: goodwill and other intangibles (1)	(23,784)	(24,314)
Tangible common stockholders' equity	$921,156	$866,153
Total assets	10,410,199	9,901,734
Less: goodwill and other intangibles (1)	(23,784)	(24,314)
Tangible assets	$10,386,415	$9,877,420
Common shares outstanding	41,265,378	42,127,316
Tangible common equity ratio	8.87%	8.77%
Stockholders' book value per common share	$22.90	$21.14
Tangible stockholders' equity book value per common share	$22.32	$20.56

(1)    At September 30, 2025 and December 31, 2024, other intangible assets consist primarily of naming rights of $1.6 million and $2.0 million, respectively, and mortgage servicing rights (“MSRs”) of $1.4 million and $1.5 million, respectively, at the end of each period.

Financial Condition - Comparison of Financial Condition as of September 30, 2025 and December 31, 2024
Assets. Total assets were $10.4 billion as of September 30, 2025, an increase of $508.5 million, or 5.1%, compared to $9.9 billion at December 31, 2024. This result was primarily driven by increases of: (i) $809.8 million, or 54.1%, in total securities, mainly debt securities available for sale and trading securities; (ii) $40.5 million, or 6.9%, in cash and cash equivalents; (iii) $14.5 million, or 6.0%, in BOLI mainly driven by a newly purchased policy and the change in cash surrender values during the first nine months of 2025. The increases were partially offset by decreases of: (i) $339.5 million, or 4.7%, in total loans held for investment and loans held for sale, net of the ACL, (ii) decrease in deferred tax assets of $6.7 million, or 12.4%, resulting from tax-effect of improvements in the valuation of securities available for sale, and (iii) $11.5 million, or 6.4%, in accrued interest receivable and other assets. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.
Cash and Cash Equivalents. Cash and cash equivalents increased to $630.9 million at September 30, 2025 from $590.4 million at December 31, 2024, primarily as a result of an increase in interest earning cash balances.
At September 30, 2025 and December 31, 2024, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $570.6 million and $519.9 million, respectively. In addition, at September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included restricted cash of $6.9 million and $24.4 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included other short-term investments of $7.2 million and $6.9 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $100.5 million in the nine months ended September 30, 2025, mainly driven by: (i) net sales over originations and purchases of $35.0 million in loans held for sale at a fair value; (ii) a non-cash adjustment of $39.1 million for the provision for credit losses, and (iii) net income of $49.7 million. These results were partially offset by a net decrease of $20.5 million in operating assets and liabilities and other non-cash adjustments of $2.8 million.
Net cash used in investing activities was $501.1 million during the nine months ended September 30, 2025, mainly driven by: (i) purchases of investment securities totaling $921.4 million, mainly comprised of debt securities available for sale and trading securities; and (ii) purchases of BOLI of $7.0 million. These disbursements were partially offset by: (i) a net decrease in loans originated for investment of $211.6 million; (ii) maturities, sales, calls and paydowns of investment securities totaling $157.2 million, and (iii) proceeds from the sale of loans originated for investment of $58.3 million.

In the nine months ended September 30, 2025, net cash provided by financing activities was $441.1 million, mainly due to: (i) a net increase in total demand, savings and money market deposit balances of $582.9 million, and (ii) net proceeds from advances from the FHLB of $86.6 million. This was partially offset by: (i) a net decrease of $136.5 million in time deposits; (ii) the redemption of $60.0 million of senior notes that were due June 30, 2025; (iii) an aggregate of $20.0 million of Class A common stock repurchased in the nine months ended September 30, 2025; and (iv) $11.4 million of dividends declared and paid by the Company in the nine months ended September 30, 2025. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the nine months ended September 30, 2025.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2025	December 31, 2024
(in thousands, except percentages)
Total loans, gross (1)	$6,941,792	$7,271,322
Total loans, gross / total assets	66.7%	73.4%

Allowance for credit losses	$94,918	$84,963
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.37%	1.18%

Total loans, net (3)	$6,846,874	$7,186,359
Total loans, net / total assets	65.8%	72.6%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses on loans. There were no loans held for sale as of September 30, 2025 while as of December 31, 2024 we had $42.9 million in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities.
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

(in thousands)	September 30, 2025	December 31, 2024
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,656,180	$1,678,473
Multi-family residential	361,650	336,229
Land development and construction loans	544,727	483,210
	2,562,557	2,497,912
Single-family residential	1,517,192	1,489,121
Owner occupied	900,596	1,007,074
	4,980,345	4,994,107
Commercial loans	1,519,778	1,751,602
Loans to financial institutions and acceptances	164,974	170,435
Consumer loans and overdrafts (1)	241,823	271,586
Total Domestic Loans	6,906,920	7,187,730

International Loans:
Real Estate Loans
Single-family residential (2)	33,532	38,959
Commercial loans	—	300
Consumer loans and overdrafts (3)	1,340	1,422
Total International Loans (4)	34,872	40,681
Total Loans held for investment	$6,941,792	$7,228,411

__________________

(1)    Includes customers’ overdraft balances totaling $1.7 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively.
(2)    Secured by real estate properties located in the U.S.
(3)    International customers’ overdraft balances were de minimis at each of the dates presented.
(4)    Mainly consist of loans for which the country of risk is Venezuela.

The composition of our CRE loan portfolio held for investment by industry segment at September 30, 2025 and December 31, 2024 is depicted in the following table:

(in thousands)	September 30, 2025	December 31, 2024
Retail (1)	$621,178	$718,869
Multifamily	361,650	336,229
Office Space	485,284	446,747
Specialty (2)	185,065	145,290
Land and Construction	544,727	483,210
Hospitality	286,707	288,788
Industrial and Warehouse	77,946	78,779
Total CRE Loans Held for Investment (3)	$2,562,557	$2,497,912
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
(3)     Includes loans held for investment in the NY loan portfolio, which were $197.0 million at September 30, 2025 and $221.8 million at December 31, 2024.

The Company had no loans held for sale as of September 30, 2025. The table below summarizes the composition of our loans held for sale by type of loan as of December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Mortgage loans held for sale at fair value
Land development and construction loans	—	10,768
Single-family residential	—	32,143
Total mortgage loans held for sale at fair value (1)(2)	—	42,911
Total loans held for sale	$—	$42,911
___________
(1)As of December 31, 2024, mortgage loans held for sale were in connection with Amerant Mortgage’s ongoing business.
(2)All loans remained in accrual status as of December 31, 2024.

As of September 30, 2025, total loans held for investment were $6.9 billion, down $286.6 million, or 4.0%, compared to December 31, 2024. Domestic loans held for investment decreased $280.8 million, or 3.9%, as of September 30, 2025, compared to December 31, 2024. The decrease in total domestic loans held for investment includes: (i) $231.8 million, or 13.2%, in domestic commercial loans, mainly driven by prepayments and paydowns during the period; (ii) $106.5 million, or 10.6%, in domestic owner occupied loans; (iii) $29.8 million, or 11.0%, in domestic consumer loans, mainly purchased indirect consumer loans as the Company discontinued purchases of these loans in 2023 and this portfolio is set to runoff over time; and (iv) $5.5 million, or 3.2% in loans to financial institutions and acceptances. The decrease in domestic owner occupied loans in the first nine months of 2025 includes the sale of one loan classified as Substandard, which had an outstanding balance of $30.4 million at the time of sale. These decreases were partially offset by net increases of $64.6 million, or 2.6% in domestic CRE loans and $28.1 million, or 1.9% in domestic single-family residential loans.

In the nine months ended September 30, 2025, the Company added approximately $94.9 million in single-family residential and construction loans through Amerant Mortgage, which includes loans originated and purchased from different channels.

Loans to international customers, primarily from Venezuela and other customers in Latin America decreased $5.8 million, or 14.3%, in the nine months ended September 30, 2025, mainly driven by repayments totaling $5.3 million to existing single family residential loans.

As of September 30, 2025, loans under syndication facilities, included in loans held for investment, were $368.3 million, a decrease of $25.4 million, or 6.5%, compared to $393.7 million at December 31, 2024. This was mainly driven by the paydown of five commercial loans totaling $45.3 million, net balance paydowns of $22.8 partially offset by an increase of two commercial loan and three construction loans totaling $23.6 million and $19.1 million, respectively. As of September 30, 2025 and December 31, 2024, there were no SNC loans that financed highly leveraged transactions.

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

	September 30, 2025		December 31, 2024
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate (1)	$24,384	40.1%	$16,668	38.2%
Commercial	48,458	35.2%	44,732	38.3%
Financial institutions (2)	—	—%	—	0.2%
Consumer and others (3)	22,076	24.7%	23,563	23.3%
Total Allowance for Credit Losses	$94,918	100.0%	$84,963	100.0%
% of Total Loans held for investment	1.37%		1.18%
__________________
(1)     Includes transactions in which the debtor or customer is domiciled outside the U.S. and all collateral is located in the U.S.
(2)     Excludes loans to non-depository financial institutions evaluated under Real Estate or Commercial allowance models.
(3)     Includes (i) indirect consumer loans purchased, and (ii) mortgage loans for and secured by single-family residential properties located in the U.S.

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components. During the nine months ended September 30, 2025, the Company enhanced certain of its modeled macroeconomic factors to improve the stability of the model.

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

	September 30, 2025	December 31, 2024
(in thousands)
Non-Accrual Loans
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$4,374	$—
Multi-family residential	7,018	—
Land development and construction loans	19,577	4,119
	30,969	4,119
Single-family residential	8,838	8,140
Owner occupied	15,287	23,191
	55,094	35,450
Commercial loans	67,081	64,572
Consumer loans and overdrafts	725	—
Total Non-Accrual Loans	$122,900	$100,022

Past Due Accruing Loans
Real Estate Loans
Single-family residential	$—	$1,201
Owner occupied	—	837
Commercial	1,392	2,033
Consumer loans and overdrafts (1)	—	8
Total Past Due Accruing Loans (2)	1,392	4,079

Total Non-Performing Loans	$124,292	$104,101
OREO and other repossessed assets	15,606	18,074
Total Non-Performing Assets	$139,898	$122,175
______________
(1) In the second quarter of 2025, the Company changed its charge-off policy for unsecured consumer loans from 90 days to 120 days past due. This change in policy had no material impact to the Company’s consolidated financial statements in the first nine months of 2025.
(2)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO and Other Repossessed Assets	Total
Balance at beginning of period	$4,119	$9,341	$24,028	$66,605	$—	$8	$18,074	$122,175
Plus: loans placed in nonaccrual status	32,237	14,176	5,881	71,322	—	7,942	—	131,558
Less: nonaccrual loan charge-offs	(1,268)	(249)	(130)	(24,571)	—	(7,277)	—	(33,495)
Less: nonaccrual loans sold, net of charge offs	(4,119)	(8,339)	(1,075)	(2,100)	—	—	—	(15,633)
Less: nonaccrual loan collections and others	—	(2,956)	(12,042)	(42,142)	—	60	—	(57,080)
Less: net decrease in past-due accruing loans	—	(1,201)	(837)	(641)	—	(8)	—	(2,687)
Loans returned to accrual status	—	(41)	(538)	—	—	—	—	(579)
Transferred from Loans to OREO	—	(1,893)	—	—	—	—	1,893	—
OREO sales and write downs	—	—	—	—	—	—	(4,361)	(4,361)
Balances at end of period	$30,969	$8,838	$15,287	$68,473	$—	$725	$15,606	$139,898

The increase in nonperforming assets during the nine months ended September 30, 2025 was primarily due to downgrades based on receipt of recent borrower financial information as well as missed contractual milestones and CRE properties with debt coverage below contractual terms. This was partially offset by loan charge offs, repayments and sales. The Company also sold two OREO properties in the period.

All non-performing loans are rated Classified. See discussion on Classified and Special Mention Loans below for more details, including details about new loans downgraded during period.

We recognized no interest income on nonaccrual loans during the nine months ended September 30, 2025 and 2024.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2025				December 31, 2024
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Loans held for investment
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$53,284	$42,406	$—	$95,690	$361	$21,430	$—	$21,791
Multi-family residential	—	29,430	—	29,430	—	—	—	—
Land development and construction loans	3,959	19,577	—	23,536	—	4,119	—	4,119
	57,243	91,413	—	148,656	361	25,549	—	25,910
Single-family residential	738	8,717	—	9,455	—	9,438	—	9,438
Owner occupied	45,365	35,085	—	80,450	5,047	64,876	—	69,923
	103,346	135,215	—	238,561	5,408	99,863	—	105,271
Commercial loans	120,997	105,905	—	226,902	—	66,605	—	66,605
Consumer loans and overdrafts	—	725	—	725	—	8	—	8
Total	$224,343	$241,845	$—	$466,188	$5,408	$166,476	$—	$171,884
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.

Classified Loans. Classified loans include substandard and doubtful loans. The following table presents the activity of classified loans in the nine months ended September 30, 2025:

(in thousands)	Nine Months Ended September 30, 2025
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$25,549	$9,438	$64,876	$66,605	$—	$8	$166,476
Plus: loans downgraded to substandard and doubtful	115,061	13,203	24,873	109,897	—	7,940	270,974
							—
Less: classified loan charge-offs	(1,268)	(249)	(130)	(24,571)	—	(7,277)	(33,495)
Less: classified loans sold, net of charge offs	(4,119)	(8,339)	(31,509)	(2,100)	—	—	(46,067)
Less: classified loan collections and others	(43,810)	(3,174)	(22,461)	(43,804)	—	54	(113,195)
Less: loans upgraded	—	(269)	(564)	(122)	—	—	(955)
Less: Transferred from Loans to OREO	—	(1,893)	—	—	—	—	(1,893)
Balances at end of period	$91,413	$8,717	$35,085	$105,905	$—	$725	$241,845

Classified loans increased $75.4 million, or 45.3%, primarily due to: (i) five CRE loans totaling $91.6 million downgraded to substandard accrual, (ii) 11 commercial loans downgraded to non-performing totaling $55.9 million, (iii) six commercial loans downgraded to substandard accrual totaling $48.3 million, (iv) one construction loan totaling $19.5 million downgraded to non-performing, (v) two Owner-Occupied loans downgraded to substandard accrual totaling $19 million, (vi) two Owner-Occupied loans downgraded to non-performing totaling $2.7 million, and (vii) one residential loan downgraded to non-performing totaling $5.9 million. The remaining downgrades included other smaller classified loans. The downgrades of the CRE loans were primarily due to the loss of tenants, missed contractual milestones or debt coverage below contractual terms, while the downgrades to commercial loans were primarily due to the receipt of updated borrowers' financial information or missed contractual milestones.

Composition of Classified Loans at September 30, 2025
Classified loans include 20 large balance loans totaling $178.4 million that remain in accruing status. Classified accruing loans include: (i) 1 CRE loan to a customer in the hospitality service sector in Florida totaling $27.1 million; (ii) 2 CRE properties in Florida totaling $25.5 million; (iii) 2 CRE properties in New York totaling $17.9 million; (iv) 1 Land and Construction loan in Texas; and (v) 14 commercial and owner-occupied loans totaling $88.3 million diversified in several industries.
New downgrades to Substandard Accrual and Subsequent activity
In July 2025, the Company downgraded to substandard accrual a total of $55.6 million, which included one CRE loan from Pass, one CRE loan from Special Mention, and two commercial loans from Pass. Additionally, the Company collected a total of $53.0 million in full satisfaction, which included two CRE accruing loans and one commercial non-performing loan. There were no additional charges as a result of this activity.
In the first quarter of 2025, the Company downgraded a $40.6 million owner-occupied loan to a customer in the restaurant services sector in Florida to Substandard accrual status. In February 2025, the Company decided to sell the loan. As a result, the loan was transferred from loans held for investment to loans held for sale at the lower of cost or fair value. At the time of transfer, we determined that no valuation allowance was required. In April 2025, the Company decided not to proceed with the sale and reclassified the loan back to its held-for-investment portfolio. Subsequently, in the third quarter of 2025, we collected a partial payment of $10.1 million and sold the remaining balance of $30.4 million. The Company recognized a loss of $0.9 million in connection with this transaction in the third quarter and the first nine months of 2025.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$361	$—	$5,047	$—	$—	$—	$5,408
Downgrades to Special Mention	116,551	738	44,730	180,891	—	—	342,910
Upgrades to Pass		—			—	—	—
Downgrades to Substandard	(40,221)	—	(1,545)	(26,852)	—	—	(68,618)
Payoffs/Paydowns	(19,448)	—	(2,867)	(33,042)	—	—	(55,357)
Balances at end of period	$57,243	$738	$45,365	$120,997	$—	$—	$224,343

All special mention loans remained current at September 30, 2025.
The increase in Special Mention loans was mainly driven by 10 Commercial loans and 5 owner-occupied loans in multiple industries totaling $178.7 million and $44.7 million, respectively. These loans were downgraded based on receipt of recent financial information, or missed contractual milestones. In addition, the increase in special mention loans include eight CRE loans totaling $117.3 million. While certain milestones were missed by the borrowers, there are acceptable mitigating factors in place, such as adequate loan-to-value, interest reserves or other structural enhancements. These increases were partially offset by $55.4 million in payoffs and $68.6 million in downgrades to Substandard.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2025 and December 31, 2024, are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$38,032	$21,430
Multi-family residential	22,413	—
	60,445	21,430
Single-family residential (1)	—	227
Owner occupied	19,799	40,847
	80,244	62,504
Commercial loans	38,824	—
	$119,068	$62,504
__________
(1) Corresponds to both domestic and international single-family residential loans.

At September 30, 2025 total potential problem loans increased to $119.1 million compared to $62.5 million at December 31, 2024. This was primarily driven by the downgrade to substandard of two CRE retail loans totaling $33.3 million, two CRE multifamily loans totaling $30.7 million, one hotel loan totaling $27.1 million, three owner-occupied loans totaling $19.8 million, and seven commercial loans totaling $48.5 million across the transportation, construction, and restaurant industries. These downgrades were partially offset by paydowns of three CRE loans totaling $43.4 million, one commercial loan totaling $1.3 million, and the partial payoff and sale of an owner-occupied loan totaling $39.6 million, in addition to further downgrades of other loans.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2025 and December 31, 2024. The book value for trading securities, debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The Company determined that an ACL on its debt securities available for sale at September 30, 2025 and December 31, 2024 was not required. There are no debt securities held to maturity as of September 30, 2025.

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Treasury Securities	$2,492	0.1%	$1,933	0.1%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,943,709	84.3%	1,262,640	84.3%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	154,990	6.7%	142,538	9.5%
U.S. Government Agency and Sponsored Enterprise Obligations	12,471	0.5%	16,682	1.1%
Non-Agency Commercial MBS (1)	7,144	0.3%	11,792	0.8%
Municipal bonds	1,610	0.1%	1,585	0.1%
	$2,122,416	92.0%	$1,437,170	95.9%

Equity securities with readily determinable fair value not held for trading (2)	$2,542	0.1%	$2,477	0.2%

Trading securities (3)	$119,935	5.2%	$—	—%

Other securities (4):	$62,808	2.7%	$58,278	3.9%
	$2,307,701	100.0%	$1,497,925	100.0%
__________________
(1) Issued by a financial institution.
(2) In 2023, the Company purchased an investment in an open-end fund incorporated in the U.S. with an original cost of $2.5 million. The Fund’s objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(3) In 2025, the Company began participating in trading of MBS as part of its investment portfolio strategy.
(4)    Includes investments in FHLB and Federal Reserve stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of September 30, 2025, total securities increased $809.8 million, or 54.1%, to $2.31 billion compared to $1.50 billion at December 31, 2024. The increase in the nine months ended September 30, 2025 was mainly driven by: (i) purchases of debt securities held for sale, trading securities and FHLB stock totaling $921.4 million; and (ii) net pre-tax unrealized gains of $44.4 million on debt securities available for sale primarily attributable to changes in market interest rates during the current period. This increase was partially offset by maturities, sales, calls and pay downs, totaling $157.2 million.

Debt securities available for sale had net unrealized holding losses of $27.0 million and net unrealized holding gains of $16.5 million at September 30, 2025, compared to December 31, 2024 when net unrealized holding losses were $55.7 million and net unrealized holding gains were $0.9 million. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of September 30, 2025 and December 31, 2024.
The Company does not have any debt securities classified as held to maturity at September 30, 2025.
The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2025 and December 31, 2024. Similar to the table above, the book value for securities available for sale, trading securities and equity securities with readily determinable fair value not held for trading is equal to fair market value.

September 30, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non agency commercial MBS	$7,144	3.81%	$—	—%	$—	—%	$—	—%	$7,144	3.81%	$—	—%
U.S. Government agency and sponsored enterprise obligations	12,471	5.17%	—	—%	2,680	5.25%	1,049	5.57%	8,742	5.10%	—	—%
Municipal bonds	1,610	2.46%	—	—%	—	—%	356	1.92%	1,254	2.61%	—	—%
U.S. Treasury Securities	2,492	4.10%	1,993	4.22%	499	3.63%	—	—%	—	—%	—	—%
U.S. Government agency and sponsored enterprise commercial MBS	154,990	4.19%	—	—%	47,500	3.56%	41,020	3.90%	66,470	4.81%	—	—%
U.S. Government agency and sponsored enterprise residential MBS	1,943,709	4.97%	—	—%	848	5.38%	6,031	4.56%	1,936,830	4.97%	—	—%
	$2,122,416	4.92%	$1,993	4.22%	$51,527	3.68%	$48,456	4.00%	$2,020,440	4.96%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,542	3.41%	—	—%	—	—%	—	—%	—	—%	2,542	3.41%

Trading securities	119,935	5.52%	—	—%	—	—%	—	—%	119,935	5.52%	—	—%

Other securities	$62,808	6.46%	$—	—%	$—	—%	$—	—%	$—	—%	$62,808	6.46%
	$2,307,701	4.99%	$1,993	4.22%	$51,527	3.68%	$48,456	4.00%	$2,140,375	4.99%	$65,350	6.34%

December 31, 2024
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
Non-Agency Commercial MBS	$11,792	3.51%	$—	—%	$—	—%	$—	—%	$11,792	3.51%	$—	—%
U.S. Government Agency and Sponsored Enterprise Obligations	16,682	5.45%	11	—%	2,146	5.42%	2,346	5.59%	12,179	5.41%	—	—%
Municipal Bonds	1,585	2.38%	—	—%	—	—%	343	1.79%	1,242	2.54%	—	—%
U.S. Treasury Securities	1,933	4.22%	1,933	4.22%	—	—%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	142,538	4.17%	206	2.87%	37,972	3.70%	43,051	3.72%	61,309	4.77%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,262,640	4.86%	$42	3.10%	1,154	5.42%	6,844	4.61%	1,254,600	4.86%	—	—%
	$1,437,170	4.78%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,477	3.03%	—	—%	—	—%	—	—%	—	—%	2,477	3.03%

Other securities	$58,278	6.95%	$—	—%	$—	—%	$—	—%	$—	—%	$58,278	6.95%
	$1,497,925	4.87%	$2,192	4.05%	$41,272	3.84%	$52,584	3.91%	$1,341,122	4.85%	$60,755	6.79%

The investment portfolio’s weighted expected average effective duration decreased to 4.4 years at September 30, 2025 compared to 5.2 years at December 31, 2024, due to higher prepayment assumptions due to projections of lower market rates that result in a lower weighted average duration.

Liabilities
Total liabilities were $9.47 billion at September 30, 2025, an increase of $454.0 million, or 5.0%, compared to $9.0 billion at December 31, 2024. This was primarily driven by an increase of $446.4 million, or 5.7%, in total deposits, mainly due to an increase in core deposits, and (ii) $86.7 million, or 11.6%, in advances from the FHLB. This increase was partially offset by: (i) the redemption in April 2025 of $60 million of senior notes that were due June 30, 2025; and (ii) $23.0 million, or 15.1%, in accounts payable, accrued liabilities and other liabilities. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits. See “Our Company- Business Developments” for additional information.

Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa in the first nine months of 2025.

Total deposits were $8.30 billion at September 30, 2025, an increase of $446.4 million, or 5.7%, compared to December 31, 2024. The increase in deposits in the nine months ended September 30, 2025 was mainly due to a increase of: (i) $264.0 million, or 17.5%, in noninterest bearing demand deposits, (ii) $254.0 million, or 13.5%, in savings and money market deposits, and (iii) $64.8 million, or 2.9%, in interest-bearing deposits. These increases were partially offset by a decrease of $136.5 million, or 6.1%, in time deposits.

The $136.5 million, or 6.1%, net decrease in time deposits includes a decrease of $151.7 million, or 21.6%, in brokered time deposits, which was partially offset by an increase of $15.2 million, or 1.0% in customer CDs.

As of September 30, 2025 total brokered deposits were $550.2 million, a decrease of $151.6 million, or 21.6%, compared to $701.9 million at December 31, 2024.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2025	December 31, 2024	Amount	%
Deposits
Domestic (1)	$5,732,799	$5,278,289	$454,510	8.6%
Foreign:
Venezuela (2)	1,881,871	1,889,331	(7,460)	(0.4)%
Others (3)	686,299	686,975	(676)	(0.1)%
Total foreign	2,568,170	2,576,306	(8,136)	(0.3)%
Total deposits	$8,300,969	$7,854,595	$446,374	5.7%
_________________
(1)    Includes brokered deposits of $550.2 million and $701.9 million at September 30, 2025 and December 31, 2024, respectively.
(2)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(3) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Our domestic deposits increased $454.5 million, or 8.6%, in the nine months ended September 30, 2025, primarily driven by increases of: (i) $243.5 million in domestic noninterest bearing accounts; (ii) $233.5 million in savings and money market accounts; and (iii) $141.8 million in domestic interest-bearing accounts. These increases were partially offset by decreases of: (i) $161.7 million in domestic brokered time deposits; and (ii) $2.6 million in domestic customer time deposits.
During the nine months ended September 30, 2025, total foreign deposits decreased $8.1 million, or 0.3%, primarily driven by decreases in interest-bearing deposits from customers domiciled in Venezuela and other foreign counties. The decreases were partially offset by increases in time deposits, savings and money market deposits as well as noninterest bearing deposits from both customers domiciled in Venezuela and other foreign countries.

Core Deposits
Our core deposits were $6.2 billion and $5.6 billion as of September 30, 2025 and December 31, 2024, respectively. Core deposits represented 74.7% and 71.6% of our total deposits at those dates, respectively. The increase of $582.9 million, or 10.4%, in core deposits in the nine months ended September 30, 2025 was mainly driven by increases in noninterest bearing demand deposits, savings and money market deposits, as well as interest bearing demand deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset/liability management tool. As of September 30, 2025, we had $550.2 million in brokered deposits, which represented 6.6% of our total deposits at that date (8.9% as of December 31, 2024). As of September 30, 2025, brokered deposits decreased $151.6 million, or 21.6%, compared to $701.9 million as of December 31, 2024, mainly resulting from our planned strategy of reducing these high-cost deposits. As of September 30, 2025 and December 31, 2024, brokered deposits included time deposits of $550.2 million and $701.9 million, respectively. As of September 30, 2025, brokered non-time deposits were not significant, while there were no brokered non-time deposits as of December 31, 2024. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At September 30, 2025 and December 31, 2024, our large fund providers included 18 and 20 deposit relationships, respectively, with total balances of $1.1 billion and $942.3 million, respectively. The increase in balances from large fund providers in the nine months ended September 30, 2025 was mainly driven by an increase in large deposits from commercial customers as the Company continues its focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands, except percentages)
Less than 3 months	$513,088	40.1%	$386,857	30.4%
3 to 6 months	366,766	28.7%	349,673	27.5%
6 to 12 months	336,339	26.3%	464,812	36.6%
1 to 3 years	48,426	3.8%	53,745	4.2%
Over 3 years	14,850	1.1%	15,386	1.3%
Total	$1,279,469	100.0%	$1,270,473	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
Short-term borrowings outstanding at September 30, 2025 totaled $100 million, wherein $20 million matured in the fourth quarter of 2025, $20 million will mature in the first quarter of 2026 and $60 million will mature in the third quarter of 2026. Balance outstanding at December 31, 2024 matured in January 2025. All of our outstanding short-term borrowings at December 31, 2024 corresponded to advances from the FHLB. There were no other borrowings or repurchase agreements outstanding at September 30, 2025 and December 31, 2024.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the three months ended September 30, 2025 and for the year ended December 31, 2024.

	September 30, 2025	December 31, 2024
(in thousands, except percentages)
Outstanding at period-end	$100,000	$30,000
Average amount	17,778	2,500
Maximum amount outstanding at any month-end	100,000	30,000
Weighted average interest rate:
During period	4.20%	4.44%
End of period	3.94%	4.44%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except percentages and per share data)
Net income (loss) attributable to the Company	$14,756	$(48,164)	$49,716	$(32,633)
Basic earnings (loss) per common share	0.35	(1.43)	1.19	(0.97)
Diluted earnings (loss) per common share (1)	0.35	(1.43)	1.19	(0.97)

Average total assets	$10,243,925	$9,985,972	$10,181,641	$9,823,343
Average stockholders' equity	942,421	766,909	923,665	752,384
Net income attributable to the Company / Average total assets (ROA)	0.57%	(1.92)%	0.65%	(0.44)%
Net income attributable to the Company / Average stockholders' equity (ROE)	6.21%	(24.98)%	7.20%	(5.79)%
Average stockholders' equity / Average total assets ratio	9.20%	7.68%	9.07%	7.66%
__________________

(1)In the three and nine month periods ended September 30, 2025 and 2024, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the nine month periods ended September 30, 2025 and 2024.
During the three and nine month periods ended September 30, 2025, basic and diluted earnings per share increased compared to the same period one year ago, primarily driven by improved net income in the current periods compared to the same periods last year. These results were partially offset by an increase in the weighted average number of shares as a result of the Company’s public offering of its Class A common stock that was completed in September 2024.

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
Total stockholders’ equity was $944.9 million as of September 30, 2025, an increase of $54.5 million, or 6.1%, compared to $890.5 million as of December 31, 2024. This increase was primarily driven by: (i) a net income of $49.7 million in the first nine months of 2025, and (ii) $32.9 million of other comprehensive income in the first nine months of 2025. This was partially offset by: (i) an aggregate of $20.0 million of Class A common stock repurchased in the first nine months of 2025, and (ii) $11.4 million of dividends declared and paid by the Company in the first nine months of 2025.

Common Stock Transactions
In the three and nine month periods ended September 30, 2025, the Company repurchased an aggregate of 487,657 and 978,750 shares, respectively, of Class A common stock at a weighted average price of $20.51 and $20.43 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $10.0 million and $20.0 million in the three and nine months ended September 30, 2025, including transaction costs.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first nine months ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/23/2025	08/15/2025	08/29/2025	$0.09	$3.8 million
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
On October 22, 2025, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on November 28, 2025, to shareholders of record at the close of business on November 14, 2025.

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $630.9 million at September 30, 2025, compared to $590.4 million at December 31, 2024.

At September 30, 2025 and December 31, 2024, the Company had $831.7 million and $745.0 million, respectively, of outstanding advances from the FHLB. At September 30, 2025 and December 31, 2024, we had an additional $2.1 billion and $1.6 billion, respectively, of remaining borrowing capacity with the FHLB. This additional borrowing capacity is determined by the FHLB. In the nine months ended September 30, 2025, the Company borrowed $380.0 million and repaid $293.4 million in advances from the FHLB. In the nine months ended September 30, 2025, the Company had no significant gains or losses on the repayments of the advances from the FHLB. These repayments are part of the Company’s asset/liability management strategies. In the third quarter of 2025, the Company restructured $210.0 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturity for each contract was approximately three years, consistent with their original maturity. The Company incurred an early termination and modification penalty of $3.4 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In each of the third quarter and first nine months of 2025, the Company recognized $0.1 million, included as part of interest expense, as a result of this amortization. The modifications were not considered a substantial modification in accordance with GAAP.
There were no other borrowings as of September 30, 2025 and December 31, 2024.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at September 30, 2025 and December 31, 2024.
Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Subordinated Notes.
The Company held cash and cash equivalents mainly at the Bank of $34.7 million as of September 30, 2025 in funds available to service Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity ($99.5 million as of December 31, 2024 in funds available to service Subordinated Notes, Senior Notes and junior subordinated debt and for general corporate purposes).
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

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital ratio	$1,130,070	13.89%	$650,700	8.00%	$813,374	10.00%
Tier 1 capital ratio	998,618	12.28%	488,025	6.00%	650,700	8.00%
Tier 1 leverage ratio	998,618	9.73%	410,510	4.00%	513,138	5.00%
Common Equity Tier 1 (CET1)	937,999	11.53%	366,018	4.50%	528,693	6.50%

December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
Common Equity Tier 1 (CET1)	915,658	11.21%	367,563	4.50%	530,925	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital ratio	$1,079,242	13.29%	$649,458	8.00%	$811,823	10.00%
Tier 1 capital ratio	977,733	12.04%	487,094	6.00%	649,458	8.00%
Tier 1 leverage ratio	977,733	9.57%	408,574	4.00%	510,717	5.00%
Common Equity Tier 1 (CET1)	977,733	12.04%	365,320	4.50%	527,685	6.50%

December 31, 2024
Total capital ratio	$1,047,759	12.84%	$645,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
Common Equity Tier 1 (CET1)	956,861	11.73%	367,112	4.50%	530,273	6.50%

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

(in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$1,633,799	$1,389,894
Letters of credit	178,428	149,029
	$1,812,227	$1,538,923

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

In the nine months ended September 30, 2025, the Company redeemed $60.0 million in aggregate principal amount of its 5.75% senior notes that were due June 30, 2025.

In the nine months ended September 30, 2025, the Company borrowed $380.0 million and repaid $293.4 million of FHLB advances.
In the nine months ended September 30, 2025, total time deposits decreased $136.5 million, or 6.1%. See “Deposits” for additional information.
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumes the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses are below the Loss Cap as of that date, the Company will pay the difference to the borrower by June 30, 2026. The Company is currently unable to estimate the difference between the actual credit losses that may be incurred through June 30, 2026 and the Loss Cap. As of September 30, 2025, the amount remaining to be covered towards the "Loss Cap" was $5.9 million. As part of the Wind-down Agreement, the borrower has agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million.

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

Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	September 30,		December 31,
(in thousands, except percentages)	2025		2024
Change in Interest Rates (Basis points)
Increase of 200	$25,930	7.4%	$24,427	6.8%
Increase of 100	22,212	6.3%	19,262	5.3%
Decrease of 100	(15,657)	(4.4)%	(13,550)	(3.8)%
Decrease of 200	(33,715)	(9.6)%	(30,120)	(8.3)%
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

Net interest income in the base scenario decreased to approximately $352.6 million in the nine months ended September 30, 2025 compared to $361.0 million as of December 31, 2024. This decrease is mainly driven by prepayments of higher-yielding loans in the first nine months of 2025, which were replaced with lower yielding debt securities available for sale. The decrease was partially offset by a reduction in the cost of funds as the model includes an assumption of lower level of short term rates for the next 12 months.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	September 30,	December 31,
	2025	2024
Change in Interest Rates (Basis points)
Increase of 200	(13.21)%	(13.61)%
Increase of 100	(3.49)%	(4.86)%
Decrease of 100	2.06%	3.82%
Decrease of 200	(0.30)%	4.50%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of September 30, 2025 and December 31, 2024:

	Change in market value (1)
	September 30,	December 31,
(in thousands)	2025	2024
Change in Interest Rates
(Basis points)
Increase of 200	$(161,371)	$(150,674)
Increase of 100	(78,829)	(72,777)
Decrease of 100	76,540	68,177
Decrease of 200	144,074	122,109
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio decreased to 4.4 years at September 30, 2025 compared to 5.2 years at December 31, 2024, due to higher prepayment assumptions due to projections of lower market rates that result in a lower weighted average duration.

Additionally, the floating rate portfolio decreased to 15.4% at September 30, 2025 from 16.8% at December 31, 2024.

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of September 30, 2025. This information may not be indicative of our interest rate sensitivity position at other points in time.

	September 30, 2025
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$630,858	$570,612	$—	$—	$—	$60,246
Securities:
Trading securities	119,935	7,286	27,520	22,824	62,305	—
Debt available for sale, at fair value	2,122,416	527,014	409,751	322,522	863,129	—
Federal Reserve and FHLB stock	62,808	46,722	—	—	—	16,086
Marketable equity securities	2,542	2,542	—	—	—	—
Loans held for investment-performing (1)	6,817,500	4,798,766	950,814	458,938	608,982	—
Earning Assets	$9,756,059	$5,952,942	$1,388,085	$804,284	$1,534,416	$76,332
Liabilities
Interest bearing demand deposits	2,294,310	2,294,310	—	—	—	—
Saving and money market	2,139,964	2,139,964	—	—	—	—
Time deposits	2,097,931	1,704,740	348,130	44,565	496	—
FHLB advances	831,699	100,000	226,699	505,000	—	—
Subordinated Notes	29,752	—	—	—	29,752	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	7,457,834	6,303,192	574,829	549,565	30,248	—
Interest rate sensitivity gap		(350,250)	813,256	254,719	1,504,168	76,332
Cumulative interest rate sensitivity gap		(350,250)	463,006	717,725	2,221,893	2,298,225
Earnings assets to interest bearing liabilities (%)		94.4%	241.5%	146.3%	5,072.8%	N/M
__________________
(1)     “Loan held for investment-performing” excludes $124.3 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program(2)
July 1 - July 31	10,000	20.02	10,000	22,799,779
August 1 - August 31	205,534	19.95	205,534	18,698,841
September 1 - September 30	272,123	20.94	272,123	13,000,012
Total	487,657	20.51	487,657	13,000,012

________________
(1) On December 19, 2022, the Company announced that the Board of Directors authorized a repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “Stock Repurchase Program”). On December 15, 2023, the Company announced that on December 6, 2023, the Board approved to extend the expiration date of the Stock Repurchase Program that was set to expire on December 31, 2023 to December 31, 2024. As of the date the extension of the Stock Repurchase Program was approved, the Company had approximately $20 million available for repurchases under the program. On December 11, 2024, the Company announced that the Board approved to extend the expiration date to December 31, 2025. As of the date of the extension approval, the Company had approximately $12.4 million available for repurchases under the program. In the three months ended September 30, 2025, the Company repurchased an aggregate of 487,657 shares of Class A common stock at a weighted average price of $20.51 per share, under the Stock Repurchase Program.
(2)    On May 28, 2025, the Company announced that the Board of Directors approved an increase in the amount available for repurchases of the Company’ shares of Class A common stock under the Stock Repurchase Program to $25 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Change in Control Agreement EMC members - Approved September 2025
10.2	Separation Agreement and General Release, dated September 23, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on September 26, 2025).*
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Gerald P. Plush, Chairman, President and Chief Executive Officer. **

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice President, Chief Financial Officer. **

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
* An exhibit of the agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of such omitted exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished. Additionally, portions of this agreement have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are (i) not material and (ii) are the type of information the registrant customarily and actually treats as private or confidential.
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	October 31, 2025	By:	/s/ Gerald P. Plush
Gerald P. Plush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2025	By:	/s/ Sharymar Calderon
Sharymar Calderon
Senior Executive Vice-President, Chief Financial Officer (Principal Financial Officer)