Form 10-K
period 2025-12-31
Amerant Bancorp Inc.
filed 2026-02-27
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the New York Stock Exchange on such date, was approximately $715.2 million.
The number of shares outstanding of the registrant’s classes of common stock as of February 26, 2026: Class A Common Stock, par value $0.10 per share, 40,230,946 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2026 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

AMERANT BANCORP INC.
FORM 10-K
December 31, 2025

PART I

In this Annual Report on Form 10-K, or Form 10-K, unless otherwise required by the context, the terms “we,” “our,” “us,” “Amerant,” and the “Company,” refer to Amerant Bancorp Inc. and its consolidated subsidiaries including its wholly-owned main operating subsidiary, Amerant Bank, N.A., which we individually refer to as “the Bank”.

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
•Our valuation of securities in our investment securities portfolio are subjective and, if changed, we could recognize losses that could materially adversely affect our results of operations or financial condition;
•Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, or cash flows;
•We are subject to environmental liability risk associated with lending activities;
•Increases in demand for mortgage loans due to further declines in interest rates could adversely affect us;
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
•New lines of business, new products or services, and technological advancements may subject us to additional risks;
•We are susceptible to operational risks in general and fraudulent risk in particular;
•Conditions or developments in Venezuela could adversely affect our operations;

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

Item 1. BUSINESS

Our Company
We are a bank holding company headquartered in Coral Gables, FL, with $9.8 billion in assets, $6.6 billion in loans held for investment, $7.8 billion in deposits, $938.8 million of shareholders’ equity, and $3.3 billion in assets under management and custody (“AUM”) as of December 31, 2025. We provide individuals and businesses with a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through our main subsidiary, Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, FL, as well as the Bank’s securities broker-dealer, Amerant Investments Inc., or Amerant Investments. Fiduciary, investment, wealth management and mortgage services are provided by the Bank and Amerant Investments.
The Bank was founded in 1979. We currently operate 23 banking centers where we offer personal and commercial banking services. The Bank’s primary markets are South Florida, where we are headquartered and operate 21 banking centers in Miami-Dade, Broward and Palm Beach counties. The Bank also operates two banking centers, and a regional headquarter office in Tampa, FL. We opened our new regional headquarters office and our new banking center in West Palm Beach, FL in April 2025, a banking center in Miami Beach, FL in September 2025, followed by the opening of our second banking center in Tampa, FL in October 2025. In July 2025, we received regulatory approval for the opening of a new banking center in St. Petersburg, FL which we currently expect to open in 2026. We also opened a new banking center in Bay Harbor Islands, FL, in January 2026.

Amerant Investments is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and a registered investment adviser with the Securities and Exchange Commission, or SEC. Amerant Investments provides introductory brokerage, investment and transactions services primarily for customers of the Bank.

Elant Bank & Trust Ltd. is a bank and trust company domiciled in George Town, Grand Cayman (the "Cayman Bank"). The Cayman Bank operates under a Cayman Islands Offshore Bank license, or B license, and a Trust license and is supervised by the Cayman Islands Monetary Authority, or CIMA. The Cayman Bank has no staff and its fiduciary services and general administration are provided by the staff of the Bank. We have no foreign offices. The Cayman Bank does not maintain any physical offices in the Cayman Islands and has a registered agent in Grand Cayman as required by applicable regulations. The Company is executing a plan for the dissolution of the Cayman Bank and, as of the date of this Annual Report on Form 10-K, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in 2026 once regulatory approval from the applicable regulatory agency is received.

The Company is also executing a plan to wind down Amerant Mortgage. See ‘Business Developments” for further details.

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
Our Markets

Our primary market areas are South Florida (Miami-Dade, Broward and Palm Beach counties), and Tampa, FL. We serve our market areas from our headquarters in Coral Gables, FL and through a network of 21 banking centers throughout South Florida, and two located in Tampa, FL, and through our two regional offices in South Florida and one in Tampa, FL.
In 2025, we opened a new regional office in West Palm Beach, FL, which is adjacent to our new branch in the same location. We also expanded our footprint at our Broward County regional office located in Plantation, Florida.

Business Developments
Leadership Updates
During 2025, the Company executed a leadership transition designed to support its continued strategic progress. On November 5, 2025, Jerry Plush stepped down as President and Chief Executive Officer, and the Board appointed Carlos Iafigliola, previously Senior Executive Vice President and Chief Operating Officer, as Interim Chief Executive Officer. Mr. Iafigliola brings more than 20 years of experience at the Company across operational, financial, and strategic roles. Concurrently, Odilon Almeida Jr., the former Lead Independent Director, was appointed Chairman of the Board. The Board, supported by an external executive search firm, commenced a process to identify a permanent CEO. In connection with the transition, the Company also refined its leadership structure to enhance execution of its strategic priorities, including the appointments of a Chief Domestic Banking Officer, a Chief International Banking Officer, and a Chief Product Officer. These actions are intended to strengthen operational alignment, support growth across key business segments, and reinforce the Company’s focus on credit quality, operational efficiency, deposit growth, loan generation, and long‑term shareholder returns.

Contract Terminations
In the fourth quarter of 2025, the Company conducted a review of its partnership portfolio to assess the alignment of third‑party relationships and partnerships with long‑term profitability objectives. As part of this review, the Company evaluated the strategic and financial impact of high‑visibility sports partnerships, which had been established to enhance brand presence and strengthen community engagement. Although these partnerships offered an opportunity to reinforce the Company’s presence in key local markets , management evaluated their effectiveness given the Company’s broader strategic repositioning and focus on improving operational efficiency and credit performance. The review of the partnership portfolio was undertaken consistent with management’s stated priorities to optimize organizational processes, enhance risk‑selection discipline, and accelerate profitable growth. The Company also evaluated all vendor relationships, renegotiating contracts where appropriate and assessed the use of external professional services that the organization received optimal value from these engagements. As a result of this review, the Company terminated certain advertising arrangements, sports partnerships, and a third‑party loan origination agreement. See “Contract Termination Cost” in Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

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

Stock Repurchase Programs
The Company’s Board of Directors authorized repurchase programs in each of 2026, 2025 and 2024, pursuant to which the Company may purchase, from time to time, its shares of Class A common stock.

On December 11, 2024, the Company announced that the Board of Directors approved to extend the expiration date of the then in effect stock repurchase program to December 31, 2025 (the “Stock Repurchase Program”) . As of December 11, 2024, there was approximately $12.4 million available for repurchases under the Stock Repurchase Program. On May 28, 2025, the Company announced that the Board of Directors approved an increase in the amount available for repurchase under the Stock Repurchase Program to $25 million. As of December 31, 2025, the Stock Repurchase Program was completed.

In January 2026, the Company’s Board of Directors authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Repurchase Program will be effective until December 31, 2026.

Amerant Mortgage
In April 2025, considering its strategic decision to focus on Florida, the Company announced it would transition its mortgage business from a national mortgage originator model to an in-footprint mortgage focused approach, emphasizing mortgage lending that supports the Company’s retail and private banking customers. Since April 2025, the Company progressively reduced the mortgage-focused FTE count from 77 FTEs to 3 at the close of 2025. In addition, in January 2026, loans owned by the Bank and sub-serviced by a third party have been transferred into the Bank’s core platform, and remaining vendor contracts are expected to be terminated or modified. The Company expects to complete the wind‑down of Amerant Mortgage during the first half of 2026. The Bank will continue to pursue its in‑footprint, mortgage‑focused strategy through a dedicated mortgage department.

Total mortgage loans held for sale were $2.9 million as of December 31, 2025, compared to $42.9 million at December 31, 2024.

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

During 2025, Amerant continued executing on the strategic pillars of its 2023–2025 Strategic Plan, which included: (i) Further Strengthen the Foundation; (ii) Our Relationship‑First Focus; (iii) Drive Superior Experience and Operational Excellence; (iv) Attract, Retain, and Reward the Right People; and (v) Profitably Grow the Bank. By the fourth quarter of 2025, and in order to continue advancing Amerant’s long‑term strategy, the Board of Directors and management conducted a comprehensive review of these pillars and the initiatives under each. As a result of this assessment, the Company defined a refreshed set of strategic pillars for the next phase of execution: (i) Transform Credit, (ii) Operational Efficiency, (iii) Client Profitability, and (iv) Grow the Bank in the Markets We Serve. These new pillars reflect the natural evolution of the prior strategic plan and emphasize areas that are essential to the Company’s long‑term performance and expected to deliver the highest return on investment.

Progress on Strategic Initiatives
Further strengthen the foundation. The Company believes that having both the right foundation and the right technology is key to achieve this objective. Our focus is on monetizing the technology ecosystem by improving the ratio of total cost of our technology ecosystem to the revenue generated. We strive for this improvement to be driven primarily by higher revenue, which signals scale and efficiencies obtained through growth. Our commitment to digital enablement has resulted in increases in digital enrollments noted for businesses and individuals. During 2025, one of our primary goals was to increase customer digital adoption, which we measured via the number of clients enrolled in Zelle, as well as Online (OLB) and Mobile Banking (MB). We continued to see a positive trend in those metrics throughout the year, with higher adoption in the International unit given the remote location of clients and by leveraging the bilingual capabilities. 2025 was a year of transition during which the Company made meaningful progress in enhancing its technology and digital capabilities, which allowed this aspect of the strategic plan to transition from being a foundational pillar to becoming an operational element integral to ongoing business continuity. Also, during 2025, the Strategy unit enhanced its function by implementing a comprehensive framework to monitor and track strategic initiatives through defined performance metrics and indicators.

Relationship-first focus. We are focused on seizing opportunities in the markets we serve to increase our share of both consumer and commercial core deposits while reducing our reliance on brokered funds, by implementing a sales excellence culture. Our growth in 2025 was reflective of our deposits-first, organic, relationship-based approach. We generally use our loan-to-deposit ratio and the ratio of non-interest bearing deposits to total deposits to track our progress on our relationship-first strategy. The loan to deposit ratio at December 31, 2025 was 86.0%, compared to 92.6% at December 31, 2024. The ratio of non-interest bearing deposits to total deposits at December 31, 2025 was 20.2% compared to 19.2% at December 31, 2024. Following the completion of the transition of our core data processing platform and various supporting applications, to Fidelity Information Services (“FIS”) in the fourth quarter of 2023, the Company has cotinued to actively review and enhance its product offerings. These efforts have focused not only on treasury management services but also on deposit and payment capabilities such as Sub-Accounting Escrow, Certificate of Deposit Account Registry Service (“CDARS”), Real Time Payments (“RTP”), and FedNOW, among others. Under the 2026-2028 Strategic Plan approved by the Board in December 2025, our Relationship-first focus will continue to be at the front of our strategy, specifically being supported by the pillars of Operational Efficiency and Client Profitability, both of which have programs underpinning our “One-Bank” go-to-market approach.

Superior Client Experience and Operational Excellence. The Company continued to optimize its operating structure to better support its business activities, with a particular focus on enhancing client onboarding, improving servicing processes, and strengthening the performance of its banking center network. These efforts contributed to consistently strong onboarding survey results, reflecting improvements in ease of doing business, product experience, and service quality. During the year, the banking center network expanded which supported increased market presence and client accessibility. Under the 2026–2028 Strategic Plan approved by the Board in December 2025, Superior Client Experience and Operational Excellence will remain central to the Company’s strategic agenda, supported by the pillars of Transform Credit and Operational Efficiency as Amerant continues to advance its operating model and elevate client interactions.

Attract, retain & reward the right people. In 2025, the Company remained firmly committed to developing both internal and external talent pipelines and aligning incentive structures with strategic objectives to attract, retain, and reward the right people. As part of this effort, the Company refined its incentive program and restructured its scorecards to more closely align with the strategic plan, incorporating key metrics related to profitability, cross‑sell performance, and asset quality. The Company also enhanced its performance‑monitoring process for new hires, resulting in the timely completion of 90‑day evaluations and improved early‑stage development. Under the 2026–2028 Strategic Plan approved by the Board in December 2025, Human Capital has evolved from being one of several strategic pillars to serving as a central component of the Company’s strategy, reflecting management’s view that a strong and stable workforce is the key enabler of all strategic initiatives.

Profitably grow the Bank. In 2025, although our markets continued to provide meaningful opportunities for growth, changes within both business and risk leadership resulted in elevated turnover that temporarily impacted production levels. Despite these headwinds, the Company continued to drive organic growth in its core markets and advanced its international diversification strategy by increasing deposits from non‑Venezuela Latin American geographies. This initiative is intended to reduce the concentration of Venezuelan deposits while strengthening the stability and diversification of the funding base. As previously noted, the expansion of our banking center network remained a key component of our strategy to capture additional domestic market share.During the year, the Company continued to advance initiatives to strengthen its compliance management system and enhance its risk management program. These efforts focused on building the foundational capabilities necessary to meet the additional regulatory requirements and Consumer Financial Protection Bureau (“CFPB”) supervision applicable upon surpassing $10 billion in total assets. Under the 2026–2028 Strategic Plan approved by the Board in December 2025, the objective to profitably grow the Bank remains a core strategic pillar, although prioritizing balance sheet size rationalization and customer profitability in line with the Bank’s risk appetite. As the Company progresses into the second and third years of the plan, we expect to prudently accelerate growth across its core and adjacent markets.

ERM and Credit Policies and Procedures
Enterprise Risk Management (“ERM”) is an enterprise-wide approach to risk management, driven from the top by the Board and the Board Risk Committee. This committee establishes the framework and governance structures to enable better understanding of the risk environment, enhance decision making, and ensure adherence to established risk appetite.

The Bank is focused on enhancing the design of the risk management framework to support growth, scalability, and change. We are committed to designing practices that allow us to efficiently adapt to changes and continuously advance our programs. This includes strengthening risk identification, risk monitoring, risk reporting, and risk assessment processes, as well as refining our control frameworks. Additionally, we are advancing our capabilities in product and service offerings, technology, consumer compliance, and talent development to meet heightened regulatory and operational demands.

General. We maintain asset quality through an emphasis on local market knowledge, customer relationships, consistent and thorough underwriting and a prudent credit culture. We also seek to maintain a broadly diversified loan portfolio across geographies within Florida (or with Florida-based sponsors), customers, products and industries. Our lending policies discourage loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.

Credit Concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to single obligor, industry and loan product type to ensure portfolio diversification, which are reviewed at least annually. CRE concentration limits include sub-limits by property type. In general, all concentration levels are monitored on a monthly basis.

Loan Approval Process. We seek to achieve an appropriate balance between prudent and disciplined underwriting in our decision-making and timely responsiveness to our customers. As of December 31, 2025, the Bank had a legal lending limit of approximately $157.9 million for unsecured loans, and its “in-house” single obligor lending limit was $35.0 million for CRE loans, representing 22.2% of our legal lending limit and $30.0 million for all other loans, representing 19.0% of our legal lending limit as of such date. Our credit approval policies provide the highest lending authority to our Credit Committee, as well as various levels of officer and senior management lending authority for new credits and renewals, which are based on position and experience. These limits are reviewed periodically by the Bank’s Board of Directors.

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

Credit risk management involves a collective effort among our relationship managers, credit underwriting, portfolio management, credit administration, credit risk and special assets personnel. We generally conduct weekly Credit Committee meetings to approve loans at or above $5 million (loans for customers with an aggregate credit exposure equal to or above $20 million are also approved by the credit committee) and review other relevant credit-related matters. In addition, the Credit Committee reviews the non-performing and special mention loan portfolio, with a goal of prudently reducing the levels of these criticized assets. Asset quality trends and delinquencies are also reviewed by the Credit Committee and reports are elevated to senior management and the Board of Directors. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, credit administration personnel and senior management proactively support collection activities. The variable incentive compensation of our relationship managers is subject to downward adjustment based on the asset quality of each relationship manager’s portfolio. We believe that having the ability to adjust their incentive compensation based on asset quality motivates the relationship managers to focus on the origination and maintenance of high-quality credits consistent with our strategic focus on asset quality.

Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury management services for our commercial clients. Additionally, CDARS and Insured Cash Sweep (“ICS”) reciprocal deposits are offered through the Bank’s participation in the IntraFi Network LLC. We solicit deposits through our relationship-driven team of dedicated and accessible bankers, through community-focused marketing and, increasingly, through our dedicated national online channel. We also seek to cross-sell deposit and wealth management products and services at loan origination, and loans to our depository and other customers. Our deposits are fully-insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. See “Supervision and Regulation.”
Investment, Advisory and Trust Services
We offer a wide variety of trust and estate planning products and services catering to high net worth customers. Our trust and estate planning products include simple and complex trusts, private foundations and personal investment companies.
The Cayman Bank was originally established to serve a number of our trust and wealth management customers, and developed high net worth international customer relationships with offshore trust and estate planning services. In 2023, the Company approved a plan for the dissolution of the Cayman Bank. As of the date of this Annual Report on Form 10-K, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank is expected to be completed in the first half of 2026, once regulatory approval from the applicable regulatory agency is received.
We also offer brokerage and investment advisory services in global capital markets through Amerant Investments. Amerant Investments acts as an introducing broker-dealer through Pershing (a wholly-owned subsidiary of The Bank of New York Mellon) to obtain clearing, custody and other ancillary services. Amerant Investments offers a wide range of products, including mutual funds, exchange-traded funds, equity securities, fixed income securities, structured products, discretionary portfolio management, margin lending and online equities trading. Amerant Investments has distribution agreements with many major U.S. and international asset managers, as well as with some focused boutique providers. Amerant Investments provides its services to the Bank’s domestic and international customers. The Bank’s retail customers are offered non-FDIC insured investment products and services exclusively through Amerant Investments.

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

We are continuously looking for ways to improve our products, services and delivery channels. CDARS and ICS reciprocal deposits are offered through the Company’s participation in the IntraFi Network. The network facilitates the placement of customer funds into certificates of deposit, demand deposit, or money market accounts issued by other member banks in increments of less than $250,000. This structure enables customers to receive full FDIC insurance coverage on large balances while the Company retains the relationship. In exchange, the Company accepts reciprocal deposits from other network banks, maintaining overall deposit levels.

In 2025, we also launched “Real-Time Payment (RTP).” This enables recipients to receive payments within seconds, with immediate access to funds, using the payment rail established by The Clearing House to support instant payments. This innovation aligns with our strategic goal of embracing modernized payment solutions and remaining competitive in a global market where faster payments are increasingly valued. We also launched “Business Escrow (DESA - Deposit Escrow Sub-Account),” which is a specialized banking product used to securely hold and manage escrow funds for clients, tenants, or other parties, often used by property managers, landlords, and attorneys. Lastly, our subsidiary Amerant Investments launched the “Amerant Latin American Debt UCITS ETF (RNTA),” where Amerant Investments serves as the investment manager. This fund, which is domiciled in Ireland and is issued and serviced by an unrelated third party fund platform, is available to investors worldwide and is traded on the London Stock Exchange.

Many of the services provided through our online platform are also available via our mobile application for smart devices. In addition, we offer debit cards, night depositories, direct deposit, cashier’s checks, safe deposit boxes in various locations, letters of credit, wire transfer services, remote deposit capture, automated clearinghouse services, as well as treasury management services for commercial customers. In addition, we offer other more complex financial products such as derivative instruments, including interest rate swap and cap contracts, to certain lending customers.

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
Information Technology Systems
We are committed to delivering high‑quality products and services to our customers, and we continue to invest in information technology systems to support that objective. We primarily rely on infrastructure platforms and software systems developed and supported by nationally recognized third‑party vendors. In the fourth quarter of 2023, we completed the transition of our core data processing platform, along with various supporting applications, to FIS. We believe these platforms and applications provide the functionality and scalability necessary to support our ongoing growth and expansion strategy. We work closely with FIS and our other key vendors to deploy, monitor, maintain, and enhance the effectiveness of these systems. In light of our increased reliance on third‑party service providers, we have established and implemented enhanced internal functions to strengthen our third‑party risk management framework, including processes for ongoing performance monitoring and oversight.

We have established an information technology strategic plan that identifies and prioritizes the technology initiatives necessary to support and accelerate our business strategy. This includes the evaluation and adoption of new and innovative technologies that may provide competitive advantages, enhance operating efficiencies, and position the Company for future growth. In addition, we have adopted and implemented a comprehensive data governance framework designed to promote data quality, integrity, and accessibility. This framework supports compliant, reliable, and strategic use of data across the organization and enhances our ability to effectively manage and oversee our business operations.

The Bank is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. The Bank has an enterprise-wide Information Security Program, or Security Program, which is designed to protect the confidentiality, integrity and availability of customer non-public information and bank data. The Security Program was also designed to protect our operations and assets through a continuous and comprehensive cybersecurity detection, protection and prevention program. This program includes an information security governance structure and related policies and procedures, security controls, protocols governing data and systems, monitoring processes, and processes to ensure that the information security programs of third-party service providers are adequate. Our Security Program also continuously promotes cybersecurity awareness and culture across the organization. See “Item 1C. Cybersecurity” for additional information on how we address and manage cybersecurity risks.

The Bank has business continuity and disaster recovery programs, or BCP, that actively prepare the Bank for business continuity challenges it may face. Our BCP provides for the resiliency and recovery of our operations and services to our customers. As part of the third-party risk management process, the Bank ensures that there are specific recovery times for critical platforms. The BCP is supported and complemented by a robust business continuity governance framework, a life safety program, training to keep the BCP and strategies effective, scalable and understood by all team members, as well as annual plan validation exercises. We believe both the Information Security Program and BCP adhere to industry best practices and comply with the guidelines of the Federal Financial Institutions Examination Council, or FFIEC, and are subject to periodic testing and independent audits.

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

Human Capital Management
The Company aims to attract, retain, and develop talent, and considers that a strong and stable Human Capital is the key enabler to achieving all of its strategic initiatives. To support these goals, its Human Resources programs focus on talent development, competitive pay and benefits, fostering an engaging, inclusive culture, and encouraging team members to be brand ambassadors. Guided by our principles, Amerant's team commits to providing quality products, services, and advice; treating others as we wish to be treated; leading in innovation, quality, and customer satisfaction; and promoting an accountable work environment. Our committed and experienced workforce with strong values is the foundation of our success.

The Company’s Human Capital Management includes the following areas of focus:

Talent. Attracting, developing, and retaining the best talent with the right skills and values, in accordance with our precepts, is central to our long-term strategy for success. Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company and its subsidiaries had 694 full-time equivalent employees, or FTEs, at the end of 2025. Approximately 96% of our workforce is in Florida, and 4% in other states primarily in support areas. Talent acquisition efforts in 2025 remained focused on revenue-generating and external customer service roles, accounting for 45% of all hires. We acquired talent to lead our expansion into West Palm Beach and greater Tampa markets, and to support the Company’s growth strategy by opening new banking centers in Downtown Tampa and Miami Beach. We continued to evolve our LinkedIn presence to showcase life at Amerant and provide candidates with a clearer view of our culture. Our talent acquisition team leverages internal and external channels to recruit highly skilled candidates. We hire the right person for the job without regard to gender, ethnicity, or other protected traits, and we comply fully with all federal and state laws regarding workplace discrimination.

Learning and Development. Our team is inspired to reach its potential through learning, recognition, and motivation. We invest in growth opportunities via programs such as online instructor-led and on-the-job learning. Our strategy aligns with the Global Association for Talent Development and our business goals. Recognizing diverse learning styles, we offer classroom, virtual, mobile, and social options. In 2025, we empowered team members through various learning programs, delivering 34,947 hours and an average of $1,193 per person. We continued our partnership with LinkedIn Learning for on-demand courses aligned with individual growth. Focus areas included communication, relationship‑building, critical thinking, time management, regulatory, and role‑specific training.

We continue to offer higher-education tuition reimbursement programs to help our team members put their career goals within reach and access a wide variety of degrees and certificates. Our partnership with Barry University remains available to team members seeking to complete degrees at a reduced cost. In alignment with our talent management efforts, we continued the “Be an All-Star in Your Career” development program and Career Development Week to strengthen internal mobility and leader readiness. To support the Career Development program, we launched Career Development Week. During this week, we offered 14 courses, with 248 participants in attendance and 1,597 dedicated learning hours. We also continued our management development program aimed at elevating high-performing, high-potential team members and prepare talent for the senior leadership bench. The program enrolled 15 participants who completed a five‑course series covering Communication, Relationship Building, Time Management, Mastering Positive Assertiveness, and Thinking with Critical Insight. In 2025, the Company continued building a dynamic community for young-career team members to foster networking, career development, and personal growth. To strengthen the Bank’s financial planning capabilities and support career growth, the Company sponsored a cohort of five team members pursuing the Certified Financial Planner (CFP®) designation.

Employee engagement. To assess and improve retention and engagement, the Company regularly conducts anonymous surveys to seek feedback from our team members on a variety of topics, including but not limited to confidence in company leadership, the competitiveness of our compensation and benefits package, career growth opportunities, and improvements on how we can make our company an employer of choice. In 2025, we tracked team sentiment and launched our annual engagement survey, achieving a 77% response rate and an 85%

Engagement Score, up nine points from 2024. We held listening sessions on culture, benefits, learning, and recognition, shared insights with senior management, and acted on feedback to improve career growth, communication, wellness, and camaraderie. We partnered with local teams for targeted actions and will monitor progress through engagement pulse activities in 2026. For the fourth consecutive year, Amerant was recognized among America’s Top Most Loved Workplaces®, ranking #29 in 2025. The list recognizes companies that have created a workplace where employees feel respected, inspired, and appreciated, and are at the center of the business model.

Health and Safety. Consistent with our operating principles, the health and safety of our team members is of top priority. Hazards in the workplace are actively identified, and management tracks incidents to enable remedial actions that improve workplace safety.

Impact. In 2025, the “I Belong” program advanced activities across its strategic roadmap and four pillars—Talent, Workplace, Communication, and Community—to continue building a culture of belonging and opportunity for all team members. The program’s purpose remains to recognize, celebrate, and create growth opportunities for our people, consistent with Amerant’s values.

Talent. We expanded early- and mid-career pathways to attract and develop diverse talent, including continued partnerships with Florida International University, Barry University, Miami Dade College, the University of Tampa, and the University of Florida. We also strengthened our long-standing collaboration with the Center for Financial Training (CFT), offering role-relevant certificates and courses in banking fundamentals, credit and financial analysis, customer service and sales, leadership, and regulatory topics. In addition, through the Future Bankers & Financial Professionals Camp, in partnership with CFT, we provided high school students with a two-week, branch-based immersion in retail banking. The program expanded Amerant’s talent pipeline by providing students with hands-on learning in banking centers.

Workplace. We continued embedding our values and culture through education and Business Resource Groups (BRGs). Our BRGs—We Are Multicultural, and We Are Women of Amerant—hosted connection, mentorship, and skill-building activities, including leadership panels, networking forums, and development circles, to amplify various perspectives, foster sponsorship, and support advancement.

Communication. We strengthened the “I Belong” brand presence through regular internal communications, recognition moments, and onsite events. We complemented these efforts with listening activities—such as pulse check-ins and survey follow-ups—to share insights, close feedback loops, and track progress against action plans.

Community. Team members supported community organizations and financial‑literacy efforts across our footprint, aligning volunteerism and outreach with our culture goals and reinforcing our emphasis on inclusion in the communities we serve.

Workforce representation. Based on self-identification, in 2025 our race/ethnicity composition was: 78% Hispanic or Latino, 12% White, 3% Black or African American, 2% Asian, and 4% Other. Our gender composition was 55% women and 45% men, with women comprising 43% of our executive management team. By age, 12% of team members were under 31, 52% were between the ages of 31 and 50, and 35% were older than 51.

Total Rewards (compensation and benefits). Our compensation philosophy defines a competitive, total rewards program in alignment with our business objectives, risk appetite, human capital strategy, and the interests of all stakeholders. We are committed to delivering compensation programs guided by the fundamental principles of fairness, transparency, efficiency, and compliance with laws and regulations. Our total rewards model combines fixed and variable compensation components, including base salary, short-term incentives, referrals, equity-based long-term incentives, and a broad range of benefit programs. This approach to compensation plays a significant role in our ability to attract, retain and engage, the quality of talent needed to achieve our strategic business goals and drive sustainable performance.

The components of our fixed and variable compensation model are designed to encourage team members to contribute to the achievement of shared corporate objectives, while differentiating pay for performance based on individual contributions. As part of our equity-based long-term incentives, Amerant team members enjoy participation in the Company’s Employee Stock Purchase Plan (ESPP). This program enables them to purchase Amerant shares at a 15% discount with a look back feature. This plan fosters a sense of ownership and commitment to the long-term success of the business. Participation in the ESPP is an integral component of our broader compensation and benefits programs.

The internal referral incentive programs offer financial rewards for referrals that result in a positive business outcome, encouraging team members to leverage their networks to bring in new clients, grow our business, or even acquire new talent.

In 2025, our total rewards strategy efforts were geared to ensure market competitiveness, performance metrics alignment, and process improvement. As a result, we calibrated our Paid Time Off (PTO) policy to offer a more competitive program aligned with market benchmark data. The proposal was intended to improve team member experience and work-life balance, reinforcing our culture of trust and flexibility. Our performance metrics were aligned to improve clarity around what success looks like and how contributions drive business outcomes. We believe clear goal alignment also supports consistent decision-making, improves execution, and accelerates results. As part of our commitment to process improvement and automation, our team worked closely with leadership and other internal stakeholders to automate our short-term incentive and referral payments processes for business developers. This process automation drives efficiency by reducing manual effort and allows our team members to focus on higher-value, strategic work.

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

Life, AD&D and Disability: Group Basic Life and AD&D Insurance is offered to all full-time and part-time team members, at two times their annual salary, with a maximum coverage of $500,000. Team members may choose to purchase additional life insurance up to five times their annual salary to a max of $750,000. Full-time and part-time team members also benefit from free Short & Long-Term Disability insurance.

Retirement Plans: In addition to health insurance benefits, the Company also offers to all team members a pre-tax qualified retirement contribution plan with the Company’s 100% matching contribution up to 5% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible highly compensated team members. Our total benefits package supports our team members’ well-being to achieve a healthy and financially stable lifestyle.

Commitment to the communities we serve

In 2025, the Company continued to advance its Impact Program through focused initiatives designed to support and strengthen the communities it serves. The Company expanded its community education and environmental stewardship efforts through conservation partnerships, including continued sponsorship of Dream in Green and increased engagement with the Zoo Miami Foundation and the Miami HEAT. These initiatives supported youth environmental education, community conservation events, the 13th Annual ZooRun, and the planting of more than 500 native trees, contributing to regional restoration and climate‑resilience activities.

The Company also advanced its human capital and broader community development initiatives during the year. Through partnerships with regional colleges and universities, the Company maintained internship and early‑career programs aimed at developing local talent. Team member engagement reached a record score of 85%, supported by leadership development and early career networking and guidance programs. Financial literacy remained a key focus area, with programming delivered through community partners including Neighborhood Renaissance, Ten North, Cristo Rey, and the Overtown Youth Center, where more than 1,000 youth participated in 68 financial literacy sessions. The Company also continued its work with the Alec Ingold Money Mini Camp Series and established the Amerant Bank Scholarship through the Kiwanis of Little Havana Foundation to recognize academic performance, leadership, and community service.

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

The Bank is a national bank subject to regulation and regular examinations by the Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve Bank of Atlanta. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters.

The Bank is a member of the FDIC’s DIF, and its deposits are insured by the FDIC up to the applicable limits, and, as a result, it is subject to regulation and deposit insurance assessments by the FDIC. See “FDIC Insurance Assessments.” The FDIC also has backup examination authority and certain enforcement powers over the Bank.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bank also is subject to regulations issued by the CFPB, with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion in assets. If the Bank reports assets over $10 billion for four consecutive quarters, it would meet the FDIC’s definition of a “large financial institution” and would be subject to direct supervision by the CFPB for compliance with a variety of consumer compliance laws, and for assessment of the effectiveness of the Bank’s compliance management system. As we began approaching the $10 billion in assets threshold, in the fourth quarter of 2023, we engaged a consulting firm to perform an assessment of our compliance management system and our risk management program to gauge our preparedness to meet the additional regulatory requirements and CFPB supervision that would be applicable to us after surpassing the threshold. The assessment yielded several observations with recommended actions that were classified and prioritized based on criticality. In 2024 and 2025, we implemented and completed several action plans to address these recommendations, and we expect to continue to implement additional ones throughout 2026.

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

Acquisitions

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or “control” of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the acquirer is “well capitalized” and “well managed”. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or “control” of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. However, a bank holding company may engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks.

A national bank located in Florida, with the prior approval of the OCC, may acquire and operate one or more banks in other states. In addition, national banks located in Florida may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Florida. Under the Bank Merger Act, prior OCC approval is required for a national bank to merge or consolidate with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve mergers and other acquisition transactions, the OCC is required to consider factors similar to the Federal Reserve under the BHC Act, including the applicant’s financial and managerial resources, competitive effects and public benefits of the transaction, the applicant’s performance in meeting community needs, and the effectiveness of the entities in combating money laundering activities. The Riegle-Neal Interstate Banking and Branching Efficiency Act permits banks, including national banks, to branch anywhere in the United States.

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 (“SOX Act”), as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and the New York Stock Exchange (the “NYSE”). In particular, in order to comply with Section 404 of the SOX Act, we are required to include management’s report on internal controls as part of our Annual Report on Form 10-K, as well as our independent registered public accounting firm’s report on internal controls. The assessments of the Company's internal control over financial reporting as of December 31, 2025, are included in this report under “Item 9A. Controls and Procedures.”

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

Volcker Rule

The “Volcker Rule” generally prohibits banking organizations with over $10 billion in assets from (i) engaging in certain types of proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also details certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations took effect, simplifying compliance and providing additional exclusions and exemptions. Given our asset size, we and the Bank were not subject to the Volcker Rule in 2025, but may become so in the future.

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

Reserves

The Federal Reserve requires all depository institutions, such as the Bank, to maintain reserves against transaction accounts (primarily noninterest-bearing and Negotiable Orders of Withdrawal, or NOW, checking accounts). Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve. As of the date of this Annual Report on Form 10-K, the Federal Reserve has not increased this reserve requirement.

Privacy and Data Security

A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have policies regarding information privacy and security. The Gramm-Leach-Bliley Act (“GLB Act”), and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third-parties. Some state laws also protect the privacy of information of state residents and require adequate security of such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. See “Item 1C. Cybersecurity” for information on how we address and manage cybersecurity risks.

Community Reinvestment Act and Consumer Laws

The Community Reinvestment Act (“CRA”) and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the CRA. The OCC considers a bank’s CRA rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company or financial holding company, the Federal Reserve reviews the CRA performance record in connection with the application to acquire ownership or control of shares of a bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank received a “satisfactory” rating in its most recent CRA evaluation completed in 2025.

On October 24, 2023, the Federal Reserve, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. In developing the final rule, the agencies’ objectives included updating the CRA regulations to strengthen the achievement of the core purpose of the statute, and adapting to changes in the banking industry, including the expanded role of mobile and online banking. Most of the final rule’s new requirements were to go into effect beginning January 1, 2026, while the remaining new requirements, including data reporting requirements, were to go into effect on January 1, 2027. However, a federal court enjoined enforcement of this final rule and, on July 18, 2025, the Federal Reserve, FDIC, and OCC issued a proposed rule to rescind the October 2023 CRA final rule. The agencies have not taken final action of this proposed rule. We continue to monitor further regulatory developments, including the agencies’ subsequent proposal to rescind the 2023 CRA final rule and revert to the prior 1995 CRA regulatory framework with certain technical amendments, and will adjust our CRA compliance and strategic planning as necessary to align with the ultimately applicable CRA regulatory regime.

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

The CFPB has the authority over many consumer financial protection laws, and is authorized to adopt regulations with respect to the same. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority in making rules and providing guidance that affects bank regulation in these areas and the scope of bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set by CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates. In early 2025, the CFPB’s Acting Director instructed employees to cease all supervision and examination activity. CFPB leadership has stated that the CFPB will restart examinations in 2026. It is unclear when examinations will restart, the extent to which supervisory priorities have changed, and how any changes will impact banks and bank holding companies. In the meantime, existing laws remain in effect. We expect the OCC to continue to examine the Bank for compliance with these laws.

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

Lending Practices

Federal bank regulatory guidance titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The CRE Guidance provides the following criteria regulatory agencies will use as indicators to identify institutions that may be exposed to CRE concentration risk: (i) experienced rapid growth in CRE lending; (ii) notable exposure to a specific type of CRE; (iii) Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (iv) Total commercial real estate, which includes loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital and the outstanding balance of the institutions’ CRE portfolio has increased by 50% or more during the prior 36 months. We have always had significant exposure to loans secured by CRE due to the nature of our markets. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the guidance.

Federal law limits a bank's authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and subject to credit underwriting procedures that are no less stringent than those prevailing at the time for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

Debit Interchange Fees

Interchange fees are fees that merchants pay to card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the following year. The Bank did not exceed the $10 billion asset threshold at the end of 2025, but may exceed this threshold in 2026. If so, the Company's compliance with the provisions of the Durbin amendment would be required no later than July 1, 2027, and we do not expect the limits to debit card interchange to materially reduce the Company's revenue.

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

A bank holding company must give the Federal Reserve prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may deny approval of such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or condition imposed in writing by the Federal Reserve. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue.

The Basel III Capital Rules, which we discuss below, further limit our permissible dividends, stock repurchases and discretionary bonuses, including those of the Bank, unless we and the Bank continue to meet the fully phased-in capital conservation buffer requirement. The Company and the Bank exceeded the capital conservation requirement at year end 2025. See “Capital Requirements”.

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

The Federal Reserve has risk-based capital rules for bank holding companies and the OCC has similar rules for national banks. These rules require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 10.50%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles, as well as other adjustments. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pre-tax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a loan loss allowance up to 1.25% of its standardized total risk-weighted assets, excluding the allowance. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, securitization exposures and equity holdings. We collectively refer to Tier 1 risk based capital and Tier 2 capital as Total risk-based capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 4%. However, regulators expect bank holding companies and banks to operate with leverage ratios above the minimum. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Supervisors may also consider other measures of capital adequacy, such as tangible capital metrics, when evaluating safety and soundness. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. Neither the Federal Reserve nor the OCC has advised us of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to the Company or the Bank, respectively. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not fully take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

As of December 31, 2025, the Company’s and the Bank's CET1 ratio were 11.80% and 12.35%, respectively. In addition, the Company’s and the Bank’s total risk-based capital ratio as of December 31, 2025, were 14.10% and 13.49%, respectively. As a result, both the Company and the Bank are currently classified as "well-capitalized" for purposes of the OCC's prompt corrective action regulations.

Prompt Corrective Action Rules

The federal banking agencies are required to take "prompt corrective action" with respect to financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To be considered "well-capitalized," an insured depository institution must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be well-capitalized, the Bank must maintain at least the following capital ratios:

•10.0% Total capital to risk-weighted assets

•8.0% Tier 1 capital to risk-weighted assets
•6.5% CET1 to risk-weighted assets; and
•5.0% leverage ratio.

An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances, relating to an undercapitalized banking institution, the BHC would be required to guarantee the performance of the undercapitalized subsidiary's capital restoration plan and could be liable for civil money damages for failure to fulfill those guaranteed commitments.

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

Enforcement Policies and Actions

The Federal Reserve and the OCC monitor compliance with prudential laws, regulations, and standards. The CFPB monitors compliance with laws and regulations applicable to consumer financial products and services. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines, penalties and/or restitution, cease and desist orders, or taking other formal or informal enforcement actions. Under certain circumstances, these agencies may enforce similar remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company, including fines, penalties and the recovery, or including, where applicable claw-backs, of incentive compensation.

FDIC Insurance Assessments

Deposits at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable laws and regulations. Our deposit accounts are insured by the DIF generally up to a maximum of $250,000 per separately insured depositor and for each account ownership category. In order to fund the DIF, all insured depository institutions are required to pay quarterly assessments to the FDIC. Assessments for institutions under $10 billion are based primarily on CAMELS ratings and financial ratios, rather than the former four‑category risk system. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.

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

The federal banking agencies requires banking organizations to notify their primary banking regulator within 36 hours of determining that a "computer-security incident" has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization's ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the financial stability of the United States.

SEC regulations require public companies, among other things, to report material cybersecurity incidents in current reports on Form 8-K. The rules also require reporting about a public company’s policies and procedures to identify and manage cybersecurity risks; as well as disclosure about the Board of Directors' oversight of cybersecurity risk; and management’s role and expertise in assessing and managing cybersecurity risk and implementing cybersecurity policies and procedures.

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

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See “Item 1A. Risk Factors” for a further discussion of risks related to cybersecurity and “Item 1C. Cybersecurity” for further information on how we address and manage cybersecurity risks.

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

Supplementary Item, Information about our Executive Officers
The Executive Officers of the Company as of February 27, 2026, are as follows:
Carlos Iafigliola. Mr. Iafigliola, age 49, was appointed Director and Interim Chief Executive Officer in November 2025 after having served as Senior Executive Vice President, Chief Operating Officer (COO) since June 2023. In that role he was responsible for Amerant’s loan and deposit operations, project management, technology services, procurement, facilities, treasury management, and digital projects. He is a member of the Company’s and the Bank’s Executive Management Committee. Mr. Iafigliola chairs the Board of Amerant Investments and is member of the Board of Amerant Mortgage. Prior to his appointment as COO, Mr. Iafigliola served as EVP, Chief Financial Officer (CFO) since May 2020 spearheading Amerant’s financial management, including treasury, financial reporting and accounting, financial analysis, investor relations & sustainability, internal controls and corporate tax. Mr. Iafigliola also served as SVP, Treasury Manager from 2015 to May 2020 and held various management positions in the Treasury area from 2004 to 2015. Prior to joining Amerant, he served in senior roles in Market Risk at Banco Mercantil, also known as Mercantil Servicios Financieros (MSF), from 2000 to 2004. He joined MSF in April 1998.

Mr. Iafigliola earned a degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela in 1998 and a Masters in Finance from Instituto de Estudios Superiores de Administración (IESA) in 2003. He was also part of Miami Leadership Program cohort 2011. In November 2024, he finalized the Executive Education Program at Columbia University. He serves as Board member for Habitat for Humanity Broward and the Orange Bowl Committee. Additionally, he is a member of the Investment Committee of United Way Miami and a council member of the Greater Fort Lauderdale Alliance and the Florida Council of 100. He also serves on the FIFA World Cup 2026 Miami Host Committee.

Sharymar Calderón. Mrs. Calderón, age 38, serves as Senior Executive Vice President, Chief Financial Officer (CFO) since November 2024, and served as Executive Vice President, Chief Financial Officer since June 2023. Calderón is responsible for Amerant’s financial management, including treasury, financial reporting and accounting, financial planning and analysis, investor relations, strategy, internal controls over financial reporting, corporate tax and products. She also chairs the Asset-Liability Committee and is a member of the Board of Amerant Investments. She is a member of the Company’s and the Bank’s Executive Management Committee. Prior to her appointment as CFO, Mrs. Calderón served as Senior Vice President, Head of Internal Audit at Amerant since June 2021, where she led the implementation and monitoring of the Company’s audit plan and risk assessments, including coordination with external auditors and the integration of SOX audits. Prior to Amerant, Mrs. Calderón worked at Ocean Bank as SVP, Head of Payment Operations from September 2020 through early June 2021. Before that, she worked at PricewaterhouseCoopers for nine years, where she began her career as an Associate and rose to Senior Manager over the course of her tenure, gaining extensive experience in financial services, including banking, broker dealers and asset management.

Mrs. Calderón received a double Bachelor of Business Administration in Accounting and Marketing from the University of Puerto Rico. She is a licensed Certified Public Accountant (CPA) in Florida and Puerto Rico, a member of the Florida Institute of CFOs (fiCFO), American Institute of Certified Public Accountants (AICPA), a member of the Puerto Rico State Society of CPAs and its Florida Chapter, and the Association of Latino Professionals for America (ALPFA). Mrs. Calderón currently serves on the board of directors of the Zoo Miami Foundation.

Alberto Capriles. Mr. Capriles, age 57, serves as Senior Executive Vice-President and Chief Risk Officer since January 2023, having previously served as Executive Vice-President and Chief Risk Officer since February 2018 and previously as the Company’s Chief Risk Officer since 2016. Mr. Capriles is responsible for all enterprise risk management oversight, including credit, market, operational and information security risk, BSA/AML and consumer compliance. He currently serves as a member of the Board of Amerant Investments and Elant Bank & Trust, Ltd. He is a member of the Company’s and the Bank’s Executive Management Committee. Mr. Capriles served in various roles with the former parent of the Bank, Mercantil Servicios Financieros, or MSF, since 1995, including as Corporate Treasurer from 2008 to 2015, head of Corporate Market Risk Management from 1999 to 2008, and as Corporate Risk Specialist from 1995 to 1999, where he led the project to implement MSF’s enterprise risk management model. Prior to joining MSF, Mr. Capriles served as a foreign exchange trader with the Banco Central de Venezuela (Venezuelan Central Bank) from 1989 to 1991. Mr. Capriles also served as a Professor in the Economics Department at Universidad Católica Andrés Bello in Caracas, Venezuela from 1996 to 2008.

Mr. Capriles graduated with a Bachelor’s degree in Economics from Universidad Católica Andrés Bello in Caracas, Venezuela and earned a master’s degree in International Development Economics from Yale University, and a MBA from the Massachusetts Institute of Technology.
Mariola Sanchez. Mrs. Sanchez, age 53, serves as Senior Executive Vice-President and Chief Administrative Officer since April 2025. Ms. Sanchez leads the Bank’s approach to people and organization culture. In addition, she oversees corporate communications, community relations, sustainability and legal. She is a member of the Company’s and the Bank’s Executive Management Committee. She previously served as Chief People Officer since June 2022 leading the Company’s approach to people and organizational culture. Previously, Mrs. Sanchez served as the Company’s and the Bank’s General Counsel since 2010. With an educational background in human behavior and law, in addition to 15 years working at the Bank, she brings a wealth of organizational knowledge and an informed perspective to her role. She and her leadership team are focused on learning and development, management practices, and diversity and inclusion. As General Counsel, Mrs. Sanchez advised the Company on a range of legal matters, including labor and employment. She has practiced law for over 25 years, primarily as in-house counsel for financial institutions. Prior to joining Amerant in 2007 as Associate General Counsel, she served as Associate General Counsel at Regions Bank (formerly Union Planters Bank).
Mrs. Sanchez earned a bachelor’s degree in Psychology from the University of Miami and a Juris Doctorate from St. Thomas University. In April 2021, she also graduated from the Yale School of Management’s ExecOnline’s Fostering Inclusion and Diversity Program. Active in the community, Mrs. Sanchez serves on the board of directors for the Center for Financial Training and the Overtown Youth Center.

Michael (Mike) E. Nursey. Mr Nursey, age 60, serves as Senior Executive Vice-President and Chief Domestic Banking Officer since January 2026. In this role, he leads Commercial Banking, Corporate Banking, and Commercial Real Estate, while also leading Retail & Private Client Banking and Business Banking. He is a member of the Company’s and the Bank’s Executive Management Committee. From October 2025 through January 2026, he served as Chief Commercial Banking Officer where he oversaw Commercial Banking, Corporate Banking, and Commercial Real Estate. Mr. Nursey joined Amerant in June 2024 as Central Florida Market President, leading the Bank’s expansion efforts in the Tampa market and supporting long-term growth along the I-4 corridor, including the development of a multi–financial center network to complement Commercial, Small Business, and Private Banking efforts.

With more than 35 years of banking experience, Mr. Nursey has held senior leadership roles across Commercial, Middle Market, Corporate, Municipal, and Small Business Banking. Prior to joining Amerant, he served as North Florida Market President from 2023 through 2024 and Florida Head of Middle Market from 2019 through 2023 at TD Bank, and previously held Commercial Banking executive roles at Regions Bank.

A lifelong Florida resident, Mr. Nursey is deeply committed to community involvement. He currently serves on the Board of Directors of Special Olympics Florida, the American Cancer Society – Tampa Bay Volunteer Leadership Board, and as Chairman of the Athletics Committee on the University of Tampa Board of Trustees. Mr. Nursey is a graduate of Florida State University.
Pedro Parra. Mr Parra, age 51, serves as Senior Executive Vice President, Chief International Banking Officer since December 2025. In this role, Mr. Parra leads Amerant’s international banking platform, overseeing International Private Client and Corporate Banking, International Wholesale Banking, International Onboarding, and International Client Services. His leadership supports Amerant’s strategic focus on strengthening and expanding its international client relationships. He is a member of the Company’s and the Bank’s Executive Management Committee. He currently serves as a member of the Board of Elant Bank & Trust, Ltd. Mr. Parra was most recently Executive Vice President and Head of International Banking from January 2023 until December 2025, where he had responsibility for the International Personal and Commercial banking businesses delivering banking products and services to individuals and businesses across Amerant’s international markets. Previously, from April 2018 until January 2023, Mr. Parra served as Executive Vice President and Head of Wealth Management, overseeing Amerant Investments, the bank’s broker-dealer and registered investment advisory business; Elant Bank and Trust, Ltd. in the Cayman Islands; and Amerant’s Trust Services department. He has held multiple leadership roles since joining Amerant in 2000, bringing more than two decades of institutional knowledge and experience across international banking, wealth management, and trust services.

Mr. Parra holds a law degree from Universidad Santa María in Caracas, Venezuela. He completed the requirements of the American Bankers Association National Trust School, affiliated with Northwestern University, and is a Registered Trust and Estate Practitioner (TEP) with the Society of Trust and Estate Practitioners (STEP). He also holds a Diploma in International Trust Management and a Diploma in Trust Disputes from STEP, as well as an Executive Leadership Development certification from the University of Miami Herbert Business School.

Adrian Rodriguez. Mr Rodriguez, age 42, serves as Executive Vice President, Interim Chief Operating Officer, a role he assumed in November 2025. In his current position, Rodriguez oversees the Bank’s core operating functions, including loan and credit operations, deposit and payment operations, information technology, facilities management, project management, and digital innovation. He is a member of the Company’s and the Bank’s Executive Management Committee. Mr. Rodriguez joined Amerant in 2017 and has held multiple leadership roles across finance and operations. Most recently, he served as Head of Loan Operations beginning in January 2022, where he had direct responsibility for loan and credit operations, including processing and closing, loan servicing, loan accounting, and regulatory compliance. In this role, he played a key part in strengthening operational controls, enhancing efficiency, and supporting the Bank’s growth initiatives. Prior to leading Loan Operations, Mr. Rodriguez served, form January 2019 until December 2021, as Senior Vice President and Internal Controls Manager, where he oversaw Amerant’s Sarbanes-Oxley (SOX) compliance framework and third-party vendor risk management program. His work in this capacity helped reinforce the Company’s internal control environment and risk governance practices. Before joining Amerant, Mr. Rodriguez spent five years at Sabadell United Bank, where he served as a Vice President in finance. Earlier in his career, he worked in public accounting for five years, gaining extensive experience auditing financial institutions and developing a strong foundation in financial reporting, controls, and regulatory requirements.

Mr. Rodriguez holds a Bachelor of Business Administration and a Master of Business Administration (MBA) both from Florida International University and is currently enrolled in Stanford Business School’s Emerging COO program.

Lee Ann Cragg. Ms. Cragg, age 43, serves as Senior Executive Vice President, Chief Credit Officer since December 2025. In this role, Ms. Cragg oversees Credit Services, Credit Risk, and Special Assets ensuring strong credit quality, regulatory excellence, and disciplined risk management across all portfolios. She is a member of the Company’s and the Bank’s Executive Management Committee. Ms. Cragg brings more than 15 years of commercial banking and credit risk experience and has been a strategic leader within Amerant’s Commercial and Industrial (C&I) Credit department since joining the organization in July 2025. Her expertise spans credit decisioning, underwriting frameworks, credit policy development, process improvement, risk rating implementation and organizational change management, supporting the bank’s growth objectives while maintaining prudent risk standards. Prior to joining Amerant, Ms. Cragg founded and grew a company focused on the sale and distribution of an e‑commerce wearable brand, which she led from September 2022 through April 2025.

While Ms. Cragg left banking for several years to build, scale and ultimately sell an entrepreneurial venture, her most recent role within the Financial Services Industry was in serving as Senior Vice President, Corporate Credit Officer at Simmons Bank from June 2016 through August 2022. In this position, she held delegated credit authority and acted as proxy for the Chief Credit Officer. She led commercial and business banking underwriting and credit decisioning, chaired key loan and credit policy committees, authored a comprehensive rewrite of the bank’s commercial credit policy, and supported multiple mergers and acquisitions through due diligence, training, and system conversions. Earlier at Simmons, she served as Senior Vice President, Director of Credit Analysis and Underwriting, where she established an independent credit analysis structure, standardized underwriting practices, and led efforts to address regulatory matters. Prior to Simmons, Cragg held progressive leadership roles at IBERIABANK (now First Horizon), including Senior Vice President, Regional Underwriting Manager and Vice President, Regional Commercial Lender. In these roles, she managed multi-state underwriting teams and large commercial portfolios, developed standardized underwriting tools, and supported merger and acquisition initiatives. Ms. Cragg began her career as a Commercial Credit Analyst at Regions Bank, gaining foundational experience in underwriting and portfolio management.

She holds a Bachelor of Science in Finance from Louisiana Tech University.

Tony Eelman. Mr Eelman, age 50, serves as Executive Vice-President, Chief Product Officer since February 2026, where he leads enterprise product strategy and development across the Bank’s lending and financial services platforms. He is responsible for aligning product design, technology enablement, and go-to-market execution to deliver client-focused solutions that support sustainable growth. Tony brings deep experience scaling lending organizations and modernizing products across complex regulatory environments. He is a member of the Company’s and the Bank’s Executive Management Committee. Prior to joining Amerant Bank, he served from December 2020 through February 2026 as President of Amerant Mortgage, where he led the Bank’s mortgage subsidiary, overseeing origination, credit, compliance, technology modernization, and strategic initiatives aligned with the Company’s objectives. Prior to joining Amerant Mortgage, Mr. Eelman was Managing Senior Vice President at City National Bank of Florida from May 2016 until December 2020 where he was responsible for managing the Residential Lending department including business development, operations, capital markets, compliance, and profitability. Previously, Mr. Eelman served as Chief Operating Officer at FBC Mortgage. Throughout his career, Mr. Eelman has built a reputation for driving scalable growth, strengthening client experience, and translating strategy into disciplined execution.

Mr. Eelman holds an Applied Science degree from the Rochester Institute of Technology (RIT) and serves on the RIT College of Performing Arts Advisory Board.

Armando Fleitas. Mr. Fleitas, age 49, serves as Executive Vice-President, Chief Accounting Officer (“CAO”) since March 2023 overseeing Financial Reporting and Accounting, which comprises the function of Controllership and Financial Reporting. The Controllership function includes general accounting, investment accounting and payables, and accounting reconciliations. The Financial Reporting function is responsible for financial reporting to the Federal Reserve Bank and other federal and state banking supervisory authorities, the Securities and Exchange Commission, and the OCC. Prior to being named CAO, Mr. Fleitas served as Senior Vice-President and Controller of the Company from January 1, 2021 until March 2023. Mr. Fleitas joined Amerant in 2010, serving in various management positions in the financial reporting area, including most recently, prior to his current role, as Senior Vice-President and Financial Reporting Manager. In his prior and current role, he has been responsible for overseeing the preparation of consolidated and stand-alone statutory financial statements, the quarterly and annual reports on Forms 10-Q and 10-K of the Company filed with the SEC. Previously, he was also responsible for overseeing the Company’s internal controls over financial reporting and vendor management functions. Mr. Fleitas began his career in 1996 at PwC Venezuela, transitioning in 2003 to PwC in the US. At PwC, he held various roles in the areas of audit and accounting consulting services primarily serving customers in the financial services industry.

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
•Our valuation of securities in our investment securities portfolio are subjective and, if changed, we could recognize losses that could materially adversely affect our results of operations or financial condition.
•Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, or cash flows.
•We are subject to environmental liability risk associated with lending activities.
•Increases in demand for mortgage loans due to further declines in interest rates could adversely affect us.
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
•New lines of business, new products or services, and technological advancements may subject us to additional risks.
•We are susceptible to operational risks in general and fraudulent risk in particular.
•Conditions or developments in Venezuela could adversely affect our operations.
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

Liquidity is essential to our business as we require sufficient liquidity to meet customer deposit maturities and withdrawals, customer loan requests, payments on debt obligations as they come due and other cash commitments under normal operating conditions and unpredictable circumstances. Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due because of an inability to obtain adequate funding or liquidate assets.

Our funding sources include deposits (core and non-core), federal funds purchased, securities sold under repurchase agreements, short-and long-term debt, the Federal Reserve Discount Window (Discount Window) and Federal Home Loan Bank of Atlanta, or FHLB, advances. We also use brokered deposits and wholesale funding, which not only increases our liquidity risk but could also increase our interest rate expense and potentially increase our deposit insurance costs. Institutions that are less than well-capitalized may be unable to raise or renew brokered deposits under the prompt corrective action rules. See “Supervision and Regulation—Capital Requirements” in the Form 10-K. In addition, we maintain a portfolio of securities that can be used as a source of liquidity.

Any significant restriction or disruption of our ability to obtain funding from these or other sources could adversely affect our liquidity and our ability to meet our current and future financial obligations, which could materially affect our financial condition or results of operations. Our ability to obtain funding in adequate amounts and on acceptable terms to finance or capitalize our activities could be impaired by factors that affect us, the financial services industry, or the economy in general, including but not limited to: economic downturns in the markets in which we operate or in the financial or credit markets in general; rising interest rates; the liquidity needs of our depositors and competition for deposits; the availability of collateral that is acceptable to the FHLB and the Federal Reserve Bank, fiscal and monetary policy; and regulatory changes. In addition, our ability to borrow money or issue debt depends on market conditions, the availability of credit, our credit ratings, and our overall credit capacity.

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

We are a legal entity separate and distinct from the Bank and our other subsidiaries. The Federal Reserve Act, Section 23A, limits our ability to borrow from the Bank and our principal source of cash, other than securities offerings, is dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock, as well as interest on our junior subordinated debentures and interest and principal on our Subordinated Notes. Several laws and regulations limit the amount of dividends that the Bank may pay us as well as the dividends that we may pay on our common stock, see “Supervision and Regulation - Payment of Dividends.” Limitations on our ability to receive dividends from the Bank could adversely affect our liquidity and on our ability to service our debt and pay dividends.

We cannot assure that we will continue to pay dividends on our common stock in the future. Future dividends will be declared and paid at the discretion of our Board of Directors and will depend on a number of factors including, our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital and limitations, among others. Our inability to service our debt, pay our other obligations or pay dividends to our shareholders could adversely impact our financial condition and the value of our securities.

Risks related to Credit and Interest Rate

Our profitability is subject to interest rate risk.

Our profitability depends primarily on net interest income, which is the difference between interest earned on assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rate changes may impact our profits and the values of several of our assets and liabilities. We expect to periodically experience “gaps” in the interest rate sensitivities of the Company’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa.

Rising interest rates may decrease our net interest income and the value of our assets if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investment securities. Higher interest rates may reduce loan demand, lower mortgage originations and re-financing volumes, adversely affecting the profitability of our business. Increases in interest rates may also impact our customers’ ability to repay their loans, which could increase defaults and our nonperforming assets and adversely affect our operating results. Further, when loans are placed on nonaccrual status any accrued but unpaid interest receivable is reversed, decreasing interest income; simultaneously, we will continue to incur funding costs, which is reflected as interest expense, without any interest income to offset such funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. Also, fixed-rate loans may adversely affect our margin in a rising interest rate environment, since our liabilities generally reprice more quickly than fixed-rate loans.

Conversely, in declining rate environments, loan prepayments may accelerate and replacement loans may be priced at a lower rate, reducing net interest income. Further, our net interest income may also decline if competitive pressures limit our ability to reduce rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments. Since our balance sheet is asset sensitive, a decrease in interest rates or a flattening or inversion of the yield curve could adversely affect us.

Market interest rate changes are unpredictable and influenced by factors beyond our control, including general economic conditions (inflation, recession, and unemployment), fiscal and monetary policy, and changes in the United States and other financial markets. If we are unable to manage our interest rate risk effectively in rapidly changing interest rate environments, our business, financial condition, results of operations, or cash flows could be materially and adversely affected.

Our allowance for credit losses may prove inadequate.

The allowance for credit losses is a valuation allowance for current expected credit losses. We establish our allowance for credit losses and maintain it at a level management considers adequate to absorb expected loan losses in our loan portfolio as of the corresponding balance sheet date. The allowance for credit losses is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make various assumptions and estimates about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the collateral securing our loans, our delinquency experience, economic conditions and trends, reasonable and supportable forecasts, and credit quality indicators (including past charge-off experience and levels of past due loans and nonperforming assets).We cannot assure that these assumptions and estimates will be adequate over time to cover expected credit losses in our portfolio. These assumptions and estimates may be affected by changes in the economy, market conditions, or events negatively impacting specific customers, industries or markets, or borrowers repaying their loans. If our allowance for credit losses on loans is not adequate, our business, financial condition, results of operations, or cash flows could be adversely affected. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs. Any increases in the provision for credit losses will result in a decrease in net income and may adversely affect our business, financial condition, results of operations, or cash flows.

Our concentration of CRE loans could result in increased loan losses.

A significant portion of our loan portfolio is made up of CRE loans. CRE loans typically involve large loan balances to single borrowers or groups of related borrowers. CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed. Disruptions in the commercial real estate market, economic conditions, changes in laws or regulations or other events could have a significant impact on the ability of our customers to repay and may adversely affect our business, financial condition, results of operations, or cash flows.

As of December 31, 2025, the Bank’s portfolio of CRE loans represented 238.8% of its risk-based capital, and 37.5% of its total loans. We cannot assure that our CRE concentration risk management program will effectively manage our CRE concentration.

CRE loans as well as other loans in our portfolio are secured by real estate. We may experience a significant level of nonperforming real estate loans if the economic conditions of the markets where we operate deteriorate, or in areas where real estate market conditions become distressed. The value of the collateral securing those loans and the revenue stream from those loans could be negatively impacted, and additional provisions for the allowance for credit losses could be required. Our ability to dispose of Other Real Estate Owned (“OREO”) properties at prices at or above the respective carrying values could also be impaired, causing additional losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

As of December 31, 2025, approximately $2.5 billion, or 38%, and $1.4 billion, or 24%, of our loan portfolio was comprised of CRE loans and commercial loans, respectively. Since payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy and the collateral securing these loans may not be sufficient to repay the loan in the event of default. Consequently, downturns in the real estate market and economy increase the risk related to commercial loans, including CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In some cases, the repossession of collateral may not be possible or may be delayed which could negatively impact the value we may realize from that collateral to repay the loan. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower, and regular monitoring. However, these procedures cannot entirely eliminate the risk of loss associated with commercial lending. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Our valuation of securities in our investment securities portfolio are subjective and, if changed, we could recognize losses that could materially adversely affect our results of operations or financial condition.

Fixed-maturity securities, as well as short-term investments which are reported at estimated fair value, represent the majority of our total investments. As of December 31, 2025, the fair value of the Company’s debt securities available-for-sale was approximately $2.0 billion, representing 97.1% of total investments, compared to $1.4 billion, or 95.9% of total investments, as of December 31, 2024. As of December 31, 2025 debt securities available-for-sale reflected unrealized holding losses of $23.9 million (compared to $55.7 million as of December 31, 2024) and unrealized holding gains of $21.7 million (compared to $0.9 million as of December 31, 2024). To meet liquidity needs, we may be required to sell securities, which could result in the realization of losses.

We generally define fair value as the price that would be received in the sale of an asset or paid to transfer a liability. Factors beyond our control, including changes in interest rate, can materially influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates increase. Other factors that may negatively and materially impact the fair value of our investment securities portfolio include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and rapidly changing and unprecedented credit and equity market conditions. In addition, considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption (including periods of significantly rising or high interest rates, or rapidly widening credit spreads) certain asset classes may become illiquid and it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. The unrealized losses in our securities portfolio may increase in future periods and we may recognize losses within our securities portfolio all of which could materially affect our results of operations or financial condition.

Nonperforming and similar assets take significant time to resolve and may adversely affect our business, financial condition, results of operations, or cash flows.

At December 31, 2025 and 2024, our nonperforming loans totaled $171.4 million and $104.1 million, respectively, or 2.56% and 1.43% of total loans, respectively. We had OREO balances of $15.5 million and $18.1 million at December 31, 2025 and 2024, respectively. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, financial condition, results of operations, or cash flows. Any increase in our nonperforming assets and related increases in our provision for credit losses could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to their other responsibilities. We cannot assure you we will not experience increases in nonperforming loans, OREO and similar nonperforming assets in the future.

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

Increases in demand for mortgage loans due to further declines in interest rates could adversely affect us.

Interest rates, housing inventory, housing demand, and other market conditions directly influence mortgage loan origination volumes. After several years of elevated interest rates, market rates have gradually declined since 2025. Although lower rates generally support increased refinancing and home purchase activity, our origination capacity has been reduced as a result of the wind‑down of our mortgage business through our subsidiary, Amerant Mortgage. This reduced capacity may limit our ability to recapture loans that refinance out of our portfolio. If market rates fall below the weighted average coupon of our residential mortgage loan portfolio, we could experience increased runoff and may be unable to originate new loans at volumes sufficient to offset the interest income lost from prepaid loans. These conditions could adversely affect both our interest income and noninterest income from mortgage‑related activities.

A decline in residential real estate prices or reduced levels of home sales could also negatively affect the value of the collateral securing residential mortgage loans we hold. While lower interest rates may support housing affordability, other factors, such as regional supply‑demand imbalances, broader economic uncertainty, or borrower credit stress, could place downward pressure on home values. Declining real estate values generally contribute to higher delinquencies and losses on mortgage loans, particularly second‑lien mortgages and home equity lines of credit.

Additionally, a significant portion of our single‑family mortgage portfolio consists of jumbo loans, and the secondary market for these loans has historically been less liquid than the market for conforming mortgages. Renewed or persistent disruptions in the secondary market for residential mortgage loans could restrict liquidity for nonconforming products, limit our ability to sell or securitize certain loans, reduce gain‑on‑sale revenue, and increase our balance‑sheet exposure to prepayment and credit risk.

Deteriorating trends, including declines in real estate values, lower home sales volumes, increased borrower financial stress, or unexpected shifts in interest rates, could result in higher delinquencies and charge‑offs in future periods. Any of the foregoing developments could adversely affect our business, financial condition, results of operations, or cash flows.

Risks Related to Our Business and Operations

Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers.

We outsource many of our major systems and critical back-office functions, and therefore depend on a variety of third-party vendors to support our operations. These vendors provide essential services, including, but not limited to, core systems support, data processing, transaction recording and monitoring, online and mobile banking platforms, and network and internet connectivity. Our ability to operate effectively depends on the successful, secure, and uninterrupted performance of these third‑party systems and services. Any failure or interruption in the services provided by these vendors including as a result of operational breakdowns, cybersecurity incidents, or system outages, could cause an interruption of our operations. Such disruptions could impair our ability to process transactions, serve customers, or maintain business continuity, and could result in a loss of customers and business, reputational harm, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our information systems are exposed to cybersecurity threats and may experience interruptions and security breaches that could adversely affect our business and reputation.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any security breach of these systems could result in failures or disruptions which could impact our ability to serve our customers, operate our business and affect our customers’ privacy and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to information security breaches and cyberattacks. Information security breaches and cyberattack incidents include, but are not limited to, attempts to access customer or company information, the introduction of malicious code or computer viruses, and denial‑of‑service attacks. Such incidents may result in unauthorized access, theft, misuse, loss, disclosure, or destruction of data (including confidential customer information), account takeovers, service interruptions, or other adverse events. These threats may arise from human error, fraud, or malicious actions by internal or external parties, or from accidental technological failures. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. These risks have increased with the adoption of cloud and other technologies, such as the implementation of remote work protocols and may continue to increase in the future as the use of mobile banking and other internet-based products and services continues to grow.

We have previously been notified by certain third‑party vendors of potential cybersecurity incidents affecting their systems. In each instance, we activated our incident response plan, worked with the vendors and external advisors to conduct forensic analyses, and evaluated whether customer information had been accessed or exfiltrated. Where appropriate, impacted customers received notice and were offered credit monitoring services. Although these incidents did not materially adversely affect our business, financial condition, or results of operations, they illustrate the risks inherent in relying on third‑party providers. We are not aware of any ongoing issues involving these vendors; however, we—and our customers, regulators, and service providers—have experienced, and are likely to continue experiencing, increasing information security and cybersecurity threats and attacks, see “Item 1C. Cybersecurity” for an additional discussion on our information security program.

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

Security breaches or interruptions of systems operated by us or our third-party service providers may have serious adverse financial and other consequences, including significant legal and remediation costs, disruption of operations, misappropriation of confidential information, as well as damage to our customers and our counterparties. Any related losses and claims may not be covered by our insurance. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to legal liability, any of which could adversely affect on business, financial condition, results of operations, or cash flows.

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

New lines of business, new products or services, and technological advancements may subject us to additional risks.

From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, including external factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, that may impact the successful implementation of a new line of business and/or a new product or service. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including the increased usage of artificial intelligence and intelligent automation within the industry. Our future success will partially depend upon our ability to use technology effectively to provide products and services that will satisfy our customer needs and to create additional efficiencies in our operations. We may be unable to effectively implement new technology-driven enhancements of products and services or be successful in marketing such products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence and automation, in our processes may have unintended consequences due to their limitations or our failure to use them effectively.

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

Additionally, any new line of business, new product or service and/or new technology could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could adversely affect our business, financial condition, results of operations, or cash flows.

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

Conditions or developments in Venezuela could adversely affect our operations.

At December 31, 2025, 25% of our deposits, or approximately $1.9 billion, were from Venezuelan residents. All of the Bank’s deposits are denominated in U.S. Dollars. Although there have been recent developments in Venezuela, including an improvement of U.S.-Venezuela relations and the issuance of new OFAC general licenses authorizing certain investments and transactions by U.S. entities in the Venezuelan oil and gas industry, the ultimate impact of these developments remains uncertain. If economic conditions in Venezuela do not improve, adverse conditions there may negatively affect our Venezuelan deposit base, as customers residing in Venezuela rely on their U.S. Dollar deposits to fund living expenses and other necessities and may have limited ability to generate additional U.S. Dollars.

In addition, while we seek to increase our trust, brokerage and investment advisory business from domestic and other international customers, substantially all our revenue from these services currently is derived from Venezuelan customers. Adverse economic and other conditions in Venezuela, as well as U.S. regulations or sanctions affecting the services we may provide to our Venezuelan customers may adversely affect the amounts of assets we manage or custody, and decrease trading activity by our Venezuelan customers. Such declines would reduce the fees and commissions we earn from these businesses, and may adversely affect our business, financial condition, results of operations, or cash flows.

We are subject to environmental, social and governance, or ESG, risks, many of which are outside of our control, that could harm our reputation, our business, operations, financial condition, and/or the price of our common stock.

Companies across all industries are facing scrutiny from stakeholders (among them shareholders, customers, employees, federal and state regulatory authorities, and policy makers) related to ESG matters. These stakeholders may often have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. Recently, there have been an increase in the number of state-level anti-ESG initiatives in the U.S., including in the State of Florida where we operate, that may conflict with regulatory requirements or our various stakeholders’ expectations. These conflicting and divergent attitudes towards ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. If we are unable to meet expectations and standards from stakeholders, including policy makers, regarding ESG related issues, or if we are perceived to have not responded appropriately, or take action in conflict with one or another of those stakeholder’s expectations, our reputation could be negatively impacted and could lead to loss of business, adverse publicity, or customer complaints. Any negative impact on our reputation in connection with ESG matters, changes in investing priorities among investors, or any loss of business resulting from these issues, may adversely affect our business, financial condition, operations, and/or effects the trading price of our common stock.

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

We had goodwill of $19.2 million and other intangible assets of $3.9 million at December 31, 2025. Our business acquisitions typically have resulted in goodwill and other intangible assets and these may result in a future impairment expense. We make estimates and assumptions in valuing such goodwill and intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The estimated fair value is affected by the performance of the business, which may be especially diminished by prolonged market declines. If the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Based on the annual impairment analysis, the Company determined that goodwill was not impaired as of December 31, 2025. If we record any future impairment loss related to our goodwill or other intangible assets, it could adversely affect our business, financial condition, results of operations, or cash flows. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.

We have a net deferred tax asset that may or may not be fully realized.

Deferred income tax represents the tax effect of the timing differences between financial accounting and tax reporting. Deferred tax assets, or DTAs, are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. Realizing a deferred tax asset requires us to apply significant judgment and such judgment is inherently speculative because it requires estimates that cannot be made with certainty. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could adversely affect our business, financial condition, results of operations, or cash flows. In addition, changes in the corporate tax rates could affect the value of our DTAs and may require a write-off of a portion of some of those assets. At December 31, 2025, we had net DTAs with a book value of $35.6 million, based on a U.S. corporate income tax rate of 21%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

The Florida banking markets in which we do business are highly competitive; therefore, our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, trust services providers and securities advisory and brokerage firms. Recent regulatory changes have reduced compliance obligations for large bank holding companies and increased the asset thresholds that trigger more stringent requirements. As a result, certain bank holding companies with less than $250 billion in total consolidated assets, previously subject to heightened prudential standards, may become more competitive or pursue growth opportunities more aggressively. Marketplace lenders operating nationwide over the internet are also growing rapidly, other fintech developments, including blockchain and other technologies, may potentially disrupt the financial services industry and impact the way banks do business. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, or ICFR, and for evaluating and reporting on that system of internal control. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Section 404 of the Sarbanes-Oxley Act requires us to furnish annually a report by management on the effectiveness of our ICFR. In addition, our independent registered public accounting firm is required to report on the effectiveness of our ICFR.
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
Changes in accounting standards could materially impact our financial statements

From time to time, accounting standards setters change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our consolidated financial condition and consolidated results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in Item 15.1 Consolidated Financial Statements in this report for further information regarding accounting standards updates.

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

Additionally, banks with greater than $10 billion in total consolidated assets are subject to additional regulatory requirements. As of December 31, 2025, our total assets were $9.8 billion. Based on our current total assets and growth strategy, we anticipate our total assets may exceed $10 billion in 2026. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Atlanta common stock; subject to limits on interchange fees pursuant to the “Durbin Amendment” to the Dodd-Frank Act; subject to certain enhanced prudential standards; and no longer treated as a “small institution” for FDIC deposit insurance assessment purposes.

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

We are subject to changes in tax law that could increase our effective tax rates. These changes in law may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. In particular, the Inflation Reduction Act, which was signed into law in the United States in August 2022, among other things, imposes a surcharge on stock repurchases. Changes to our tax liability could have a material effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may affect their ability to purchase homes or consumer products and could also make some businesses and industries less inclined to borrow, potentially reducing demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, or cash flows.

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

FDIC insurance premiums we pay may change and be significantly higher in the future. The FDIC may be forced to charge higher premiums in the future if market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits. In addition, the method that the FDIC uses to determine the amount of our deposit insurance premium will change once our total consolidated assets exceed $10 billion, which we expect may happen in 2026. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could adversely affect our business, financial condition, results of operations, or cash flows.

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
Monitoring compliance with anti-money laundering and OFAC rules is complex and expensive. The risk of noncompliance with such rules can be more acute for financial institutions like us that have numerous customers from Latin America or who do business there. As of December 31, 2025, $1.9 billion, or 24.5%, of our total deposits, and a significant portion of our assets under management were from residents of Venezuela. Our total loan exposure to international markets, primarily individuals in Venezuela and corporations in other Latin American countries, was $33.1 million, or less than 1.0%, of our total loans, at December 31, 2025.
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

As of December 31, 2025, our executive officers, directors and each of the 5% or greater holders of our voting Class A common stock beneficially owned outstanding shares representing, in the aggregate, approximately 33% of the outstanding shares of our voting Class A common stock (without giving effect to the broad family holdings of the Capriles, Marturet and Vollmer families which would bring the percentage to an aggregate of approximately 57%). As a result, these shareholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. Furthermore, the interests of these shareholders may not always coincide with the interests of other shareholders, including you and, accordingly, they could cause us to enter into transactions or agreements which we might not otherwise consider or prevent us from adopting actions that we might otherwise implement.
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

As of December 31, 2025, we had outstanding an aggregate principal amount of $30.0 million of 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”); and an aggregate principal amount of $64.2 million in junior subordinated debentures (the “Debentures”).

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

Banks and their holding companies are required to maintain a capital conservation buffer of 2.5% and satisfy other applicable regulatory capital ratios. Banking institutions that do not maintain capital in excess of the capital conservation buffer may face constraints on dividends, equity repurchases and executive compensation. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, dividends to us from the Bank may be prohibited or limited, and there may be insufficient funds to make principal and interest payments on the Subordinated Notes and the Debentures.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
We recognize the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. We have an enterprise risk management framework that is designed to identify, measure, control, monitor and mitigate risks across various aspects of our business and operations, including, credit, interest rate, liquidity, operational, regulatory compliance, strategic, reputational, and legal risks. As we rely and continue to increase our reliance on technology and given the constant state of cyber threats, information security or cybersecurity is a significant component of our enterprise risk management framework. Our Chief Information Security Officer, a key member of our risk management organization, who has overall responsibility, accountability, and ownership for this cybersecurity component, reports directly to the Chief Risk Officer and presents quarterly updates to the Risk Committee of our Board of Directors.

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

Governance

The Information Security Department, under the leadership of the Chief Information Security Officer, has the responsibility for implementation and monitoring our information security program. The responsibilities of this department include cybersecurity risk assessments, vulnerability management, access reviews for systems and applications, incident response and management, gathering and sharing threat intelligence, monitoring of controls, and overall responsibility for the development of the information security program including relevant policies, procedures, standards and guidelines to enhance data security and mitigate risks. Members of this department include individuals with varying degrees of education and experience, in particular, our Chief Information Security Officer has over twenty seven years of experience in information technology and risk management, with emphasis on information security and cyber security risk management; throughout his career he has served in different positions including as Information Technology Auditor, Technology Risk Manager, Information Security Program Manager and, since September 2018 as our CISO. He has a bachelor’s degree in computer systems analysis and has obtained several relevant certifications, including having completed the EC-Council’s Certified Chief Information Security Officer Program and obtaining the Information Systems Auditor and Risk and Information Systems Control certifications from the Information Systems Audit and Control Association, ISACA. Several management committees, including our Management Risk Committee, manage our information security program and meet periodically to review and discuss information security matters. In general, summaries of key matters discussed are reported to the Risk Committee.

Our Board, through the Risk Committee, is actively engaged in the oversight of our information security program. The Risk Committee oversees our information security program, including management’s actions to identify and evaluate, material cyber vulnerabilities, threats, and risks as well as the development and implementation of mitigating and remediating actions. Our Chief Information Security Officer presents quarterly reports to the Risk Committee regarding our information security program, including relevant information on key risk and performance indicators related to cybersecurity matters as well as significant cybersecurity and privacy events. In addition, our information security risk profile is presented to the Risk Committee on an annual basis.

Item 2. PROPERTIES
We conduct our business from our approximately 177,000 square foot headquarters building in Coral Gables, FL (the “Headquarters Building”), located at 220 Alhambra Circle, Coral Gables, FL 33134. In 2021, we sold the Headquarters Building, and leased-back the property for an eighteen-year term. In January 2024, we leased to a third-party approximately 19,000 square feet which we previously occupied. As a result, as of December 31, 2025 we occupied approximately 42,000 square feet, or approximately 23%, of the Headquarters Building, with the remaining approximately 135,000 square feet, or approximately 77%, either leased to third-parties or available for lease.

Additionally, a significant portion of our support service units operate out of our operations center in the Miramar Park of Commerce (the “Miramar Operations Center”), located at 10500 Marks Way, Miramar, FL 33025. The Miramar Operations Center has a more efficient layout which allowed us to reduce our space to approximately 56,500 square feet from approximately 100,000 at the previous operations center which the Company used through June 2023.

The Company currently leases a 14,416 square‑foot office in Tampa, Florida, which serves as our Tampa regional office and includes a banking center. We also expanded our footprint in Broward County and currently lease a 12,702 square‑foot office in Plantation, Florida, which functions as our Broward County regional office. Lastly, in 2025, we successfully opened a new regional office in a 5,172 square‑foot facility in West Palm Beach, Florida, which houses our West Palm Beach County regional office along with a banking center.

As of December 31, 2025, we had 22 banking centers, all located in Florida. In January 2026, we opened an additional banking center in Bay Harbor Islands, Florida bringing our total to 23 banking centers. We currently operate 23 banking centers under lease agreements that include renewal options, of which two banking centers subject to long-term ground leases. In 2025, we sold two previously owned banking centers and leased back with long-term leases. Our banking centers range from approximately 1,000 square feet to approximately 7,000 square feet, average of 3,300 square feet and total approximately 177,000 square feet. In 2025, we opened the following banking centers: West Palm Beach, Downtown Tampa, Miami Beach and expanded our existing banking center at Key Biscayne. We also leased a future banking center which is located in St. Petersburg, Florida, further establishing our footprint in Central West, Florida.

Our various leases have periodic escalation clauses and most have options for extensions and other customary terms.

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
Holders of record
As of February 26, 2026, there were 329 shareholders of record of the Company’s Class A common stock. The shareholders of record include Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. All of the Company’s shares of Class A held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders.
Dividends
In January 2026 and each of the four quarters of 2025 and 2024, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. Future dividends, if any, will be subject to our Board of Directors’ discretion and will depend on a number of factors including, among other things, upon our results of operations, financial condition, liquidity, capital adequacy, cash requirements, prospects, regulatory capital limitations, and other factors that our Board of Directors may deem relevant as well as applicable federal and state regulations. Under Florida law, the Company may only pay dividends if after giving effect to each dividend the Company would be able to pay its debts as they become due and the Company’s total assets would exceed the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of each dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those entitled to receive the dividend. In addition, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Also, because we are a bank holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. For further information, see “Supervision and Regulation—Payment of Dividends and Repurchases.”

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended December 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program
October 1 - October 31	35,000	17.14	35,000	$12,400,161
November 1 - November 30	664,906	17.59	664,906	706,425
December 1 - December 31	37,428	18.87	37,428	—
Total	737,334	17.63	737,334	—

________________
(1) On December 11, 2024, the Company announced that the Board of Directors approved to extend the expiration date of the Stock Repurchase Program to December 31, 2025. As of December 11, 2024 the Company had approximately $12.4 million available for repurchases under the Stock Repurchase Program. In the three months ended December 31, 2025, the Company repurchased an aggregate of 737,334 shares of Class A common stock at a weighted average price of $17.63 per share, under the Stock Repurchase Program. As of December 31, 2025, the Stock Repurchase Program was completed. In January 2026, the Company’s Board of Directors authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Repurchase Program will be effective until December 31, 2026.

Stock Performance Graph
The following stock performance graph and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference therein.
The following graph compares the cumulative total return of the Class A common stock during the five years ended December 31, 2025, as compared to the cumulative total return on stocks included in the NYSE Composite Index, and the KBW Nasdaq Bank Index over such period. Our Class B common stock was converted into Class A common stock on November 18, 2021 pursuant to the Clean-Up Merger and is no longer outstanding. November 17, 2021 was the last day of trading of the Company's shares of Class B common stock. Cumulative total return expressed in Dollars assumes an investment of $100 on December 31, 2020 and reinvestment of dividends as paid.

Total Return Performance
$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
AMTB
NYSE Composite Index
KBW Nasdaq Bank Index

Total Return Performance (in Dollars)	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
AMTB	$100.00	$227.30	$176.58	$161.64	$147.43	$128.36
NYSE Composite Index	100.00	118.17	104.54	116.03	131.48	151.49
KBW Nasdaq Bank Index	100.00	135.04	103.00	96.02	130.19	168.50
The above graph and table illustrate the performance of Company Class A common stock from December 31, 2020 and reflect:

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
The emphasis of this discussion will be on changes in the year ended December 31, 2025 with respect to 2024. See our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on the Company’s financial condition and results of operations in 2024 and changes in the Company’s financial condition and results of operations from 2023 to 2024.

Overview

Our Company
We are a bank holding company headquartered in Coral Gables, FL. We provide individuals and businesses a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage services, and fiduciary services. We serve customers in our United States markets and select international customers. These services are offered through our main subsidiary, Amerant Bank, which is also headquartered in Coral Gables, FL, as well as our other subsidiary, Amerant Investments. Fiduciary, investment, wealth management and mortgage lending services are provided by the Bank and the Bank’s securities broker-dealer, Amerant Investments. The Bank’s primary markets are South Florida, where we are headquartered and operate 21 banking centers in Miami-Dade, Broward and Palm Beach counties; and Tampa, Florida where we have a regional headquarters office and currently operate two banking centers. See “Item1. Business” for recent developments.

Amerant Mortgage is a subsidiary of the Bank. In April 2025, considering its strategic decision to focus on Florida, the Company announced it would transition its mortgage business from a national mortgage originator model to in-footprint focused approach, emphasizing mortgage lending that supports the Company’s retail and private banking customers. Since April 2025, the Company progressively reduced the mortgage-focused FTE count from 77 FTEs to 3 at the close of 2025. In addition, in January 2026, loans owned by the Bank and sub-serviced by a third party have been transferred into the Bank’s core platform, and remaining existing vendor contracts are expected to be terminated or modified. The Company expects to complete winding down Amerant Mortgage in the first half of 2026.

The Cayman Bank is a subsidiary of the Bank. The Company is executing a plan for the dissolution of the Cayman Bank and, as of the date of this Annual Report on Form 10-K, the Cayman Bank no longer had any trust relationships, many of which were transferred to the Bank. The dissolution of the Cayman Bank, is expected to be completed in 2026, once regulatory approval from the applicable regulatory agency is received.

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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances, which we may execute from time to time as part of asset/liability management activities; (vii) income from derivative transactions with customers; (viii) derivative gains or losses; and (ix) other noninterest income which includes mortgage banking revenue and gains or losses on the sale of loans originated for investment. See “Item 1. Business” for more details.

Our income from service fees on deposit accounts is primarily affected by the volume, growth and mix of deposits we hold, as well as the volume of transactions initiated by customers (e.g., wire transfers). These are affected by prevailing market pricing of deposit services, interest rates, our marketing efforts and other factors.

Our income from brokerage, advisory and fiduciary activities consists of brokerage commissions related to our customers’ trading volume, fiduciary and investment advisory fees generally based on a percentage of the average value of assets under management and custody (“AUM”), and account administrative services and ancillary fees during the contractual period.

Income from changes in the cash surrender value of our BOLI policies represents the amounts that may be realized under the contracts with the insurance carriers, which are nontaxable. In the fourth quarter of 2023, the Company restructured certain of its BOLI contracts, by surrendering existing lower-yielding policies and reinvesting the proceeds in higher-yielding policies. This transaction increased income from this source beginning in 2024.

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

Our gains and losses on sales of securities are derived from sales from our securities portfolio and are primarily dependent on changes in U.S. Treasury interest rates and asset liability management activities. Generally, as U.S. Treasury rates increase, our securities portfolio decreases in market value, and as U.S. Treasury rates decrease, our securities portfolio increases in value. We also recognize unrealized gains or losses on changes in the valuation of trading securities and marketable equity securities not held for trading.

Our fee income generated on customer interest rate swaps and other loan level derivatives are primarily dependent on volume of transactions completed with customers and are included in noninterest income.

Derivatives unrealized net gains and derivatives unrealized net losses are primarily derived from changes in market value of uncovered interest rate caps with clients.

Other noninterest income includes mortgage banking income/loss generated through our mortgage banking operation comprised of Amerant Mortgage through the early part of the fourth quarter of 2025, and later through the Bank, and consists of gain on sale of loans, gain on loans market valuation, other fees and smaller sources of income. Mortgage banking income was $0.7 million and $6.9 million in 2025 and 2024, respectively. Other income in 2025 includes approximately $3.4 million of net gain on sale of loans originated for investment.

Non-core noninterest income items include other non-core noninterest income which include the effect of items such as derivative losses, securities gains and losses, gains on sale of loans previously originated for investment , amongst other items non-recurrent in nature. See “Non-GAAP Financial Measures” for more information on non-core noninterest income items.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) loan-level derivative expenses; (v) FDIC deposit and business insurance assessments and premiums; (vi) telecommunication and data processing expenses; (vii) depreciation and amortization; (viii) advertising and marketing expenses; (ix) other real estate and repossessed assets, net; (x) losses on sale of assets; (xi) contract termination costs; and (xii) other operating expenses.

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

Occupancy expenses consists of lease expense on our leased properties, including right-of-use or ROU asset impairment charges, and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment-related expenses. Rental income associated with subleasing portions of the Company’s headquarters building and the subleasing of the New York office space, primarily, is included as a reduction to rent expense under lease agreements under occupancy and equipment cost.

Professional and other services fees include the cost of outsourced services, including technology infrastructure and banking processing services from our new technology provider; other professional consulting fees associated with our transition to a new core banking platform; legal, accounting and related consulting fees; card processing fees; directors’ fees; regulatory agency fees, such as OCC examination fees; and other fees related to our business operations.
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

Noninterest expenses in 2025 and 2024 include salaries and employee benefits, mortgage lending costs and professional and other service fees in connection with the operation and wind down of Amerant Mortgage’s origination business.

Non-core noninterest expense items include restructuring expenses and other non-core noninterest expenses. Restructuring expenses are those incurred for actions designed to implement the Company’s business strategy. These actions include, but are not limited to reductions in workforce, streamlining operational processes, decommissioning of legacy technologies, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities. Other non-core noninterest expenses include the effect of non-core items such as the valuation of OREO and loans held for sale, the sale of repossessed assets, impairment of investments, losses on sale of loans previously held for investment, expenses in connection with the Houston Sale Transaction, staff separation costs, amongst other items non-recurrent in nature. See “Non-GAAP Financial Measures” for more information on non-core noninterest expense items.

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

Capital. Financial institution regulators have established minimum capital ratios for banks and bank holding companies. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet under various scenarios, including stressed conditions; (vi) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the CET1 capital ratio; (vii) the tangible equity ratio; and (viii) other factors, including market conditions.
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

Summary Results
Results for the year ended December 31, 2025 were as follows:
•Total assets were $9.8 billion at December 31, 2025, down $124.7 million, or 1.3%, compared to $9.9 billion at December 31, 2024.
•Total gross loans, which include loans held for sale, were $6.7 billion at December 31, 2025, a decrease of $574.1 million compared to $7.3 billion at December 31, 2024.
•Cash and cash equivalents were $470.2 million at December 31, 2025, down $120.2 million, or, 20.4%, compared to $590.4 million at December 31, 2024.
•Total deposits were $7.8 billion at December 31, 2025, down $67.7 million, or 0.9%, compared to $7.9 billion at December 31, 2024.
•Total advances from FHLB were $712.0 million as of December 31, 2025, down $33.0 million, or 4.4%, compared to $745.0 million as of December 31, 2024.
•NIM was 3.82% in 2025, compared to 3.58% in 2024.
•Average yield on loans in 2025 was 6.85%, down compared to 7.06% in 2024.
•Average cost of total deposits in 2025 was 2.47% compared to 2.94% in 2024.
•Loan to deposit ratio was 86.01% as of December 31, 2025 compared to 92.57% as of December 31, 2024.
•Asset Quality and ACL:
◦Total non-performing assets were $186.9 million as of December 31, 2025, up $64.7 million, or 53.0%, compared to $122.2 million as of December 31, 2024. As of December 31, 2025, non-performing assets consist of $171.4 million in non-performing loans and $15.5 million in OREO.
◦Allowance for credit losses (“ACL”) was $79.3 million as of December 31, 2025 down $5.7 million, or 6.7%, compared to $85.0 million as of December 31, 2024.
◦Classified loans as of December 31, 2025 were $354.8 million, up by $188.3 million, or 113.1% compared to $166.5 million as of December 31, 2024, and non-performing loans increased by $67.3 million, or 64.6%, to $171.4 million compared to $104.1 million as of December 31, 2024, while special mention loans increased by $131.0 million, or 2423.2% to $136.5 million as of December 31, 2025 from $5.4 million as of December 31, 2024.
•Core deposits were $5.8 billion, at December 31, 2025, up $170.7 million, or 3.0%, compared to $5.6 billion at December 31, 2024.
•Assets Under Management and custody (“AUM”) totaled $3.3 billion as of December 31, 2025 an increase of $366.7 million, or 12.7%, compared to $2.9 billion as of December 31, 2024.
•Pre-provision net revenue (“PPNR”)1 was $108.7 million in 2025, an increase of $72.4 million, or 198.9%, compared to $36.4 million in 2024. Core PPNR1 was $133.7 million in 2025, an increase of $8.2 million, or 6.5%, compared to $125.6 million in 2024.
•Net interest income (“NII”) was $360.7 million in 2025, up $34.7 million, or 10.7%, from $326.0 million in 2024.
•Provision for credit losses was $42.6 million in 2025, compared to $60.5 million in 2024.
•Non-interest income was $78.6 million in 2025, up $68.7 million, or 693.3%, from $9.9 million in 2024. Core non-interest income(1) was $70.7 million in 2025, a decrease of $2.0 million, or 2.7%, compared to $72.7 million in 2024.
•Non-interest expense was $330.6 million in 2025, up $31.1 million, or 10.4%, from $299.5 million in 2024. Core non-interest expense(1) was $297.7 million in 2025, an increase of $24.6 million, or 8.99%, compared to $273.1 million in 2024.

•The efficiency ratio was 75.25% in 2025 compared to 89.17% in 2024. Core efficiency ratio (1) was 69.00% in 2025, compared to 68.51% in 2024.
•Return on average assets (“ROA”) was positive 0.51% in 2025 compared to negative 0.16% in 2024. Core ROA(1) was 0.71% in 2025 compared to 0.51% in 2024.
•Return on average equity (“ROE”) was positive 5.62% in 2025 compared to negative 1.99% in 2024. Core ROE(1) was 7.75% in 2025 compared to 6.37% in 2024.

1 Non-GAAP measure, see “Non-GAAP Financial Measures” for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

Net income (loss)
The table below sets forth certain results of operations data for the years ended December 31, 2025, 2024 and 2023:

(in thousands, except per share amounts and percentages)	Years Ended December 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net interest income	$360,685	$325,957	$326,464	$34,728	10.7%	$(507)	(0.2)%
Provision for credit losses	42,596	60,460	61,277	(17,864)	(29.5)%	(817)	(1.3)%
Net interest income after provision for credit losses	318,089	265,497	265,187	52,592	19.8%	310	0.1%
Noninterest income	78,613	9,909	87,496	68,704	693.3%	(77,587)	(88.7)%
Noninterest expense	330,561	299,490	311,355	31,071	10.4%	(11,865)	(3.8)%
Income before income tax expense	66,141	(24,084)	41,328	90,225	374.6%	(65,412)	(158.3)%
Income tax (expense) benefit	(13,724)	8,332	(10,539)	(22,056)	(264.7)%	18,871	179.1%
Net income (loss) before attribution of noncontrolling interest	52,417	(15,752)	30,789	68,169	432.8%	(46,541)	(151.2)%
Less: noncontrolling interest	—	—	(1,701)	—	—%	1,701	100.0%
Net income (loss) attributable to Amerant Bancorp Inc.	$52,417	$(15,752)	$32,490	$68,169	432.8%	$(48,242)	(148.5)%
Basic earnings (loss) per common share	$1.26	$(0.44)	$0.97	$1.70	386.4%	$(1.41)	(145.4)%
Diluted earnings (loss) per common share (1)	$1.26	$(0.44)	$0.96	$1.70	386.4%	$(1.40)	(145.8)%

__________________
(1)     See Note 23 to our audited annual consolidated financial statements in this Form 10-K for details on the dilutive and anti-dilutive effects of the issuance of restricted stock, restricted stock units and performance stock units on earnings per share in 2025, 2024 and 2023. There were no dilutive shares included in earnings per share calculation in 2024 as the Company reported a net loss from operations and their inclusion would have had an anti-dilutive effect.

2025 compared to 2024

In 2025, net income attributable to the Company was $52.4 million, or $1.26 income per diluted share, compared to net loss of $15.8 million, or $0.44 loss per diluted share, in 2024. The increase of $68.2 million, or 432.8% , in 2025 compared to 2024 was primarily due to: (i) higher noninterest income in 2025 as 2024 had a net loss due to the incurred losses on securities as a result of the investment portfolio repositioning initiated during that same period; (ii) higher net interest income; and (iii) lower provision for credit losses. The increase was partially offset by higher noninterest expense in the year compared to 2024.

Net interest income was $360.7 million in 2025, an increase of $34.7 million, or 10.7%, from $326.0 million in 2024. This was primarily due to: (i) an increase of $353.4 million, or 3.88%, in the total average balance of total interest-earning assets mainly in debt securities available for sale, deposits with banks and debt securities held for trading; (ii) an increase of 44 basis points in the average yield on debt securities available for sale; (iii) an overall decrease in the average yields of total interest-bearing liabilities mainly in total deposits; and (iv) a decrease in the average balances of the Senior Notes and FHLB advances. The increase was partially offset by: (i) decreases in the average balances of debt securities held for maturity and loans; (ii) an overall decrease in the average yield of total interest-earnings assets; and (iii) net increase in the average balances of interest bearing demand, savings and money market deposits. See “Net interest Income” for more details.

Noninterest income was $78.6 million in 2025, an increase of $68.7 million, or 693.3%, compared to $9.9 million in 2024. These results were mainly due to: (i) higher securities gains compared to losses in the previous year; (ii) higher brokerage, advisory and fiduciary fees; (iii) higher loan-level derivative income; (iv) higher change in cash surrender value of BOLI; and (v) higher cards and trade finance servicing fees. These increases were partially offset by: (i) the absence of the gain on the sale of the Houston franchise in 2024; (ii) higher derivative losses; (iii) lower gains on early extinguishment of FHLB advances; and (iv) lower other noninterest income. See “Noninterest Income” for more details.
In 2025, noninterest income included non-core noninterest income items of $7.9 million, while in 2024 included a loss of $62.8 million. See “Non-GAAP Financial Measures” for more information on non-core noninterest income items.
Noninterest expense was $330.6 million in 2025, an increase of $31.1 million, or 10.4%, from $299.5 million in 2024. These results were mainly due to: (i) higher professional and other service fees; (ii) higher other operating expenses; (iii) higher contract termination costs; (iv) higher salaries and employee benefits; (v) higher losses on loans held for sale carried at the lower cost of fair value; (vi) higher loan-level derivative expenses; (vii) higher advertising expenses; and (viii) higher telecommunications and data processing expenses. These increases were partially offset by: (i) lower occupancy and equipment expenses; and (ii) lower OREO and repossessed assets expense. See “Noninterest Expense” for more details.

In 2025, noninterest expense included non-core items of $32.9 million, compared to $26.4 million in 2024. Non-core items in noninterest expense in 2025 include: (i) $15.7 million in losses in loans held for sale carried at the lower cost or fair value; (ii) $7.5 million in contract termination costs; (iii) $3.8 million in staff separation costs; (iv) $2.5 million in impairment charge on an investment; (v) $1.9 million in net losses on sale and valuation expense on OREO; (vi) $1.0 million in expenses related to the downsizing of Amerant Mortgage; and (vii) $0.5 million in intangible assets impairment. See “Non-GAAP Financial Measures” for more information on non-core items in noninterest expense.

In 2025 and 2024, total noninterest expenses related to Amerant Mortgage were $9.2 million and $14.1 million, respectively. These expenses included: (i) $6.3 million and $10.7 million in 2025 and 2024, respectively, related to salaries and employee benefits expenses and (ii) $2.9 million and $3.4 million in 2025 and 2024, respectively, related to mortgage lending costs, professional fees and other noninterest expenses. As of December 31, 2025, Amerant Mortgage had 3 FTEs compared to 80 FTEs at December 31, 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2025, 2024 and 2023. The average balances for loans include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Years Ended December 31,
	2025			2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1) (2)	$7,001,076	$479,425	6.85%	$7,157,991	$505,484	7.06%	$7,006,919	$475,405	6.78%
Debt securities available for sale (3)(4)	1,815,976	88,957	4.90%	1,291,974	57,631	4.46%	1,053,034	43,096	4.09%
Debt securities held to maturity (5)	—	—	—%	162,657	5,597	3.44%	234,168	7,997	3.42%
Debt securities held for trading	60,429	3,142	5.20%	—	—	—%	586	7	1.19%
Equity securities with readily determinable fair value not held for trading	2,521	89	3.53%	2,495	106	4.25%	2,454	33	1.34%
Federal Reserve Bank and FHLB stock	57,925	3,724	6.43%	56,234	3,957	7.04%	53,608	3,727	6.95%
Deposits with banks	509,456	21,804	4.28%	423,185	22,492	5.31%	322,853	18,212	5.64%
Other short-term investments	6,933	287	4.14%	6,348	322	5.07%	2,115	102	4.80%
Total interest-earning assets	9,454,316	597,428	6.32%	9,100,884	595,589	6.54%	8,675,737	548,579	6.32%
Total non-interest-earning assets (6)	740,972			790,919			776,484
Total assets	$10,195,288			$9,891,803			$9,452,221

	Years Ended December 31,
	2025			2024			2023
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Interest bearing demand, savings and money market deposits (7)	4,371,668	114,013	2.61%	4,099,123	125,129	3.05%	3,997,011	104,907	2.62%
Time deposits	2,127,602	86,891	4.08%	2,302,798	105,780	4.59%	2,074,549	78,829	3.80%
Total deposits	6,499,270	200,904	3.09%	6,401,921	230,909	3.61%	6,071,560	183,736	3.03%
Securities sold under agreements to repurchase	52	2	3.85%	60	3	5.00%	124	7	5.65%
Advances from the FHLB and other borrowings (8)	733,264	29,264	3.99%	757,502	29,303	3.87%	805,084	28,816	3.58%
Senior notes	14,766	1,020	6.91%	59,686	3,767	6.31%	59,370	3,766	6.34%
Subordinated notes	29,710	1,445	4.86%	29,540	1,444	4.89%	29,370	1,445	4.92%
Junior subordinated debentures	64,178	4,108	6.40%	64,178	4,206	6.55%	64,178	4,345	6.77%
Total interest-bearing liabilities	7,341,240	236,743	3.22%	7,312,887	269,632	3.69%	7,029,686	222,115	3.16%
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	1,639,953			1,461,940			1,356,538
Accounts payable, accrued liabilities and other liabilities	281,927			324,932			325,367
Total non-interest-bearing liabilities	1,921,880			1,786,872			1,681,905
Total liabilities	9,263,120			9,099,759			8,711,591
Stockholders' equity	932,168			792,044			740,630
Total liabilities and stockholders' equity	$10,195,288			$9,891,803			$9,452,221
Excess of average interest-earning assets over average interest-bearing liabilities	$2,113,076			$1,787,997			$1,646,051
Net interest income		$360,685			$325,957			$326,464
Net interest rate spread			3.10%			2.85%			3.16%
Net interest margin (9)			3.82%			3.58%			3.76%
Cost of total deposits (10)			2.47%			2.94%			2.47%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.78%			124.45%			123.42%
Average non-performing loans/ average total loans	1.49%			1.03%			0.48%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. The average balance of the allowance for credit losses was $91.6 million, $90.0 million and $90.0 million in the years ended December 31, 2025, 2024 and 2023, respectively. The average balance of total loans held for sale was $28.0 million, $353.9 million and $77.8 million in the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Includes average non-performing loans of $105.7 million, $74.9 million and $34.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale. The average balance includes average net unrealized losses of $32.1 million, $84.5 million and $118.5 million in December 31, 2025, 2024, and 2023 respectively.
(4)    Includes nontaxable securities with average balances of $54.4 million, $29.4 million and $17.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.64%, 4.45% and 4.83% for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, the tax equivalent yield was calculated by assuming a 21% tax rate and dividing the actual yield by 0.79.

(5)    We had no held to maturity securities at any point in the year ended December 31, 2025. Includes nontaxable securities with average balances of $35.2 million and $49.8 million for the years ended December 31, 2024 and 2023, respectively. The tax equivalent yield for these nontaxable securities was 4.29% and 4.22% for the years ended December 31, 2024 and 2023, respectively. In 2024 and 2023, the tax equivalent yield was calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(6)    Excludes the allowance for credit losses.
(7)    To emphasize material items, certain line items that were presented separately in prior years have been aggregated into a single line item in this table. This includes interest-bearing demand, savings, and money market deposits. Prior periods have been conformed to this presentation for comparability.
(8)    The terms of the advance agreement require the Bank to maintain certain investment securities or loans as collateral for these advances.
(9)    Net interest margin or NIM: defined as net interest income divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets, which yield interest or similar income.
(10) Cost of total deposits: calculated based upon the average balance of total noninterest bearing and interest bearing deposits, which includes time deposits.

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

	Increase in Net Interest Income
	2025 vs 2024			2024 vs 2023
	Attributable to			Attributable to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loan portfolio, net	$(11,081)	$(14,978)	$(26,059)	$10,243	$19,836	$30,079
Debt securities available for sale	23,374	7,952	31,326	9,773	4,762	14,535
Debt securities held to maturity	(5,597)	—	(5,597)	(2,446)	46	(2,400)
Debt securities held for trading (1)	3,142	—	3,142	(7)	—	(7)
Equity securities with readily determinable fair value not held for trading	1	(18)	(17)	1	72	73
Federal Reserve Bank and FHLB stock	119	(352)	(233)	183	47	230
Deposits with banks	4,585	(5,273)	(688)	5,659	(1,379)	4,280
Other short-term investments	30	(65)	(35)	203	17	220
Total interest-earning assets	$14,573	$(12,734)	$1,839	$23,609	$23,401	$47,010
Interest expense attributable to:
Checking and saving accounts:
Interest bearing demand, savings and money market deposits (2)	8,320	(19,436)	(11,116)	$5,925	$14,297	$20,222
Time deposits	(8,082)	(10,807)	(18,889)	8,673	18,278	26,951
Total deposits	238	(30,243)	(30,005)	14,598	32,575	47,173
Securities sold under agreements to repurchase	—	(1)	(1)	(4)	—	(4)
Advances from the FHLB and other borrowings	(938)	899	(39)	(1,703)	2,190	487
Senior notes	(2,835)	88	(2,747)	20	(19)	1
Subordinated notes	8	(7)	1	8	(9)	(1)
Junior subordinated debentures	—	(98)	(98)	—	(139)	(139)
Total interest-bearing liabilities	$(3,527)	$(29,362)	$(32,889)	$12,919	$34,598	$47,517
Increase (Decrease) in net interest income	$18,100	$16,628	$34,728	$10,690	$(11,197)	$(507)
_______________
(1) There was no trading portfolio activity in 2024, therefore, volume was zero. The total change for 2025 is attributable to volume and was calculated by multiplying the change in volume by the 2025 rate.
(2) To emphasize material items, certain line items that were presented separately in prior years have been aggregated into a single line item in this table. This includes interest-bearing demand, savings, and money market deposits. Prior periods have been conformed to this presentation for comparability.

In 2023, the Federal Reserve had four interest rate increases which totaled 100 basis points. Meanwhile, in 2024, the Federal Reserve cut the benchmark interest rate three times during the year which resulted in a decrease of 100 basis points in 2024. Lastly, in 2025, the Federal Reserve cut rates three times during the year, totaling 75 basis points.

In 2025, we had lower average balance and lower yields on loans compared to the same period last year. To partially offset this, we were able to reprice the cost of our interest-bearing deposits during the year. Additionally, we continued investing in higher-yielding debt securities available-for-sale while maintaining a high average balance in funds at the Federal Reserve. See discussions further below for more details.

Net interest income
2025 compared to 2024
In 2025, net interest income was $360.7 million, an increase of $34.7 million, or 10.7%, from $326.0 million in 2024. This was mainly driven by: (i) an increase of $353.4 million, or 3.88%, in the total average balance of total interest-earning assets mainly in debt securities available for sale, deposits with banks and debt securities held for trading; (ii) an increase of 44 basis points in the average yield on debt securities available for sale; (iii) an overall decrease in the average yields of total interest-bearing liabilities, mainly in total deposits; and (iv) a decrease in the average balances of the Senior Notes and FHLB advances. The increase was partially offset by: (i) decreases in the average balances of debt securities held for maturity and loans; (ii) an overall decrease in the average yield of total interest-earnings assets; and (iii) net increase in the average balances of interest bearing demand, savings and money market deposits. Net interest margin was 3.82% in 2025, an increase of 24 basis points from 3.58% in 2024. See discussions further below for more details.

Interest Income. Total interest income was $597.4 million in 2025, an increase of $1.8 million, or 0.3% compared to $595.6 million in 2024. This was mainly driven by: (i) an increase of $353.4 million, or 3.88%, in the total average balance of total interest-earning assets mainly in debt securities available for sale, deposits with banks and debt securities held for trading, as well as, (ii) an increase in the average yield on debt securities available for sale. These increases were offset by decreases in the average balances of debt securities held for maturity and loans, as well as an overall decrease in the average yield of total interest-earnings assets. See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on loans in 2025 was $479.4 million, a decrease of $26.1 million, or 5.2%, compared to $505.5 million in 2024. This result was primarily due to: (i) a 21 basis points decrease in average yields, mainly attributable to lower market rates; and (ii) a decrease of $156.9 million, or 2.2%, in the average balance of loans mainly in mortgage loans and consumer loans compared to 2024. See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities available for sale was $89.0 million in 2025, an increase of $31.3 million, or 54.4%, compared to $57.6 million in 2024. This was mainly due to: (i) an increase of $524.0 million, or 40.6%, in the average balance of these securities, as well as, (ii) an increase of 44 basis points in average yields, primarily driven by new purchases of higher-yielding, fixed rate investments during the year.

In 2025, the average balance of accumulated net unrealized loss included in the carrying value of these securities was $32.1 million compared to $84.5 million in 2024. As of December 31, 2025, floating rate investments represent 10.3% of our total investment portfolio compared to 16.8% at December 31, 2024. In addition, the overall duration decreased to 4.4 years at December 31, 2025 from 5.2 years at December 31, 2024, which was primarily due to higher estimated prepayment assumptions. See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.

Interest income on debt securities held for trading was $3.1 million in 2025, an increase of $3.1 million, 100.0%, which was mainly due to the increase of $60.4 million in the average balances of these securities compared to having none in the same period of 2024. In the fourth quarter of 2025, we sold the entire trading portfolio for net proceeds of $113.2 million and realized a gain of approximately $2.8 million in connection with the transaction. See “Note 3. Securities” for more details on the trading portfolio.

We had no interest income on debt securities held to maturity in 2025 compared to $5.6 million in 2024, as the Company no longer carried these types of debt securities following the Securities Repositioning in 2024. See “Note 3. Securities” for more details on the Securities Repositioning.

Interest Expense. Interest expense was $236.7 million in 2025, an decrease of $32.9 million, or 12.2%, compared to $269.6 million in 2024. This was primarily due to (i) an overall decrease in the average yields of total interest-bearing liabilities mainly in total deposits, and (ii) a decrease in the average balances of the Senior Notes and FHLB advances. The decrease was offset by a net increase in the average balances of interest bearing demand, savings and money market deposits.

Interest expense on interest-bearing deposits was $200.9 million in 2025, an decrease of $30.0 million or 13.0%, compared to $230.9 million in 2024. This decrease was mainly driven by a decrease of 52 basis points in the average rates paid on total interest-bearing deposits, which was partially offset by an increase of $97.3 million, or 1.5%, in their average balance. See below for a detailed explanation of changes by major deposit category:

•Time deposits. Interest expense on total time deposits decreased $18.9 million, or 17.9%, in 2025 compared to 2024. This was mainly driven by a decrease of 51 basis points in the average cost of total time deposits. In addition, there was a decrease of $175.2 million, or 7.6%, in the average balance of these deposits, which includes a decrease of $108.3 million in the average balances of brokered time deposits, and $66.9 million in the average balances of customer CDs.

•Interest bearing checking, savings and money market deposit accounts. Interest expense on total interest bearing checking and savings accounts decreased $11.1 million, or 8.9%, in 2025 compared to 2024, mainly due to a net decrease of 44 basis points in the average cost of interest bearing demand, savings and money market deposits. The decrease was partially offset by a net increase of $272.5 million, or 6.6% in the average balances of these deposits.

Interest expense on Senior Notes decreased $2.7 million, or 72.92%, in 2025 compared to 2024, mainly due to the Company’s redemption of $60.0 million in aggregate principal amount of its 5.75% Senior Notes in April 2025. See “Note 9. Senior Notes” for additional information.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for loan losses for each of the periods presented.

	Years Ended December 31,
(in thousands)	2025	2024	2023	2022	2021
Balance at the beginning of the period	$84,963	$95,504	$83,500	$69,899	$110,902
Cumulative effect of adoption of accounting principle (1)	—	—	—	18,674	—
Charge-offs
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$(90)	$(3,852)	$(11,062)
Multi-family residential	(2,200)	(599)	(10,328)	—	—
	(2,200)	(599)	(10,418)	(3,852)	(11,062)
Single-family residential	(249)	—	(39)	(14)	(218)
Owner occupied	(130)	—	—	—	—
	(2,579)	(599)	(10,457)	(3,866)	(11,280)
Commercial	(51,678)	(51,326)	(21,395)	(9,114)	(13,227)
Consumer and others	(8,785)	(24,430)	(28,013)	(9,126)	(3,273)
Total Charge-offs	$(63,042)	$(76,355)	$(59,865)	$(22,106)	$(27,780)

Recoveries
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$67	$—	$119	$—	$—
Multi-family residential	—	112	—	—	—
Land development and construction loans	32	62	177	47	125
	99	174	296	47	125
Single-family residential	11	46	95	199	131
Owner occupied	40	17	—	—	—
	150	237	391	246	256
Commercial	15,839	5,092	9,904	2,685	2,613
Consumer and others	2,570	2,865	1,397	157	408

Total Recoveries (2)	$18,559	$8,194	$11,692	$3,088	$3,277

Net charge-offs	(44,483)	(68,161)	(48,173)	(19,018)	(24,503)
Provision for (reversal of) credit losses - loans	38,796	57,620	60,177	13,945	(16,500)
Balance at the end of the period	$79,276	$84,963	$95,504	$83,500	$69,899
______________
(1) Amounts reflect impact of the adoption of CECL effective January 1, 2022. See Note 1 to our audited annual consolidated financial statements in the 2023 Form 10-K for details on the adoption of the new accounting standard on estimating expected credit losses on financial instruments (CECL).
(2)    Total recoveries related to international loans in the years ended December 31, 2023, 2022 and 2021 were $5.1 million, $1.0 million and $0.9 million, respectively. There were no recoveries related to international loans in the years ended December 31, 2025 and 2024.

2025 compared to 2024

The Company recorded a provision for credit losses on loans of $38.8 million in 2025, compared to $57.6 million in 2024. The $38.8 million provision for credit losses on loans includes $37.7 million to cover charge-offs, $22.8 million in new specific reserves for non-performing loans, $4.7 million due to model adjustments for macroeconomic factors, and $0.3 million due to credit quality and other macroeconomic updates. These increases were partially offset by releases of $8.1 million due to lower loan balances and $18.6 million due to recoveries.

In 2025, charge-offs totaled $63.0 million, a decrease of $13.3 million, or 17.4% compared to $76.4 million in 2024. Charge-offs in 2025 included: (i) 39.2 million related to ten commercial loans; (ii) $12.6 million related to multiple smaller commercial loans, (iii) $9.0 million related to consumer and overdraft loans, primarily purchased indirect consumer loans, and (iv) $2.2 million related to one CRE loan. Charge-offs in 2025 were partially offset by $18.6 million in recoveries, (i) $15.8 million in commercial loan recoveries, including an $8.5 million recovery related to a charge‑off recorded in the third quarter of 2025; (ii) $2.6 million in consumer loan recoveries, primarily associated with purchased indirect consumer loans; and (iii) $0.2 million in multiple smaller recoveries.

In 2024, charge-offs included: (i) $39.6 million related to seven commercial loans; (ii) $24.4 million related to multiple consumer and overdraft loans, primarily purchased indirect consumer loans, and (iii) $12.4 million in connection with multiple smaller commercial and real estate loans. Charge-offs in 2024 were partially offset by $8.2 million in recoveries, which include $4.2 million related to three commercial loans, $2.6 million related to purchased indirect consumer loans, and $1.4 million related to multiple commercial and consumer loan recoveries.

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.63% in 2025 compared to 0.99% in 2024.

In 2025, the Company collected a total of $11.8 million on a commercial loan, including an amount that had been previously charged off. The collection of this loan resulted in a loan recovery of $8.5 million.

We proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2025		2024		2023		2025 vs 2024		2024 vs 2023
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Deposits and service fees	$20,099	25.6%	$20,156	203.4%	$19,376	22.1%	$(57)	(0.3)%	$780	4.0%
Brokerage, advisory and fiduciary activities	20,021	25.5%	17,984	181.5%	17,057	19.5%	2,037	11.3%	927	5.4%
Change in cash surrender value of bank owned life insurance (BOLI)(1)	10,096	12.8%	9,280	93.7%	5,173	5.9%	816	8.8%	4,107	79.4%
Loan-level derivative income (2)	8,482	10.8%	7,044	71.1%	4,580	5.2%	1,438	20.4%	2,464	53.8%
Cards and trade finance servicing fees	6,022	7.7%	5,514	55.6%	3,067	3.5%	508	9.2%	2,447	79.8%
Securities gains (losses), net (3)	5,100	6.5%	(76,855)	(775.6)%	(10,989)	(12.6)%	81,955	(106.6)%	(65,866)	599.4%
Gain on early extinguishment of FHLB advances, net	12	—%	1,617	16.3%	40,084	45.8%	(1,605)	(99.3)%	(38,467)	(96.0)%
Gain on sale of Houston Franchise	—	—%	12,636	127.5%	—	—%	(12,636)	—%	12,636	—%
Derivatives (losses) gains, net (4)	(3,355)	(4.3)%	(196)	(2.0)%	28	—%	(3,159)	1,611.7%	(224)	(800.0)%
Other noninterest income (5)	12,136	15.4%	12,729	128.5%	9,120	10.6%	(593)	(4.7)%	3,609	39.6%
Total noninterest income	$78,613	100.0%	$9,909	100.0%	$87,496	100.0%	$68,704	693.3%	$(77,587)	(88.7)%
__________________
(1)     Changes in cash surrender value of BOLI are not taxable.
(2) Income from interest rate swaps and other derivative transactions with customers. The Company incurred expenses related to derivative transactions with customers which are included as part of noninterest expenses under loan-level derivative expense. See “Noninterest Expense” section for more details.
(3) In 2025, the results include a realized gain on the sale of debt securities available for sale of $2.2 million. Additionally in 2025, includes losses from the market valuation of trading securities, partially offset by realized gains resulting from the sale of the entire trading securities portfolio in the fourth quarter of 2025. In 2024, includes a total net loss of $76.7 million as a result of the investment portfolio repositioning.
(4)     In 2025, includes net unrealized losses in connection with TBA MBS derivative contracts. We enter into these contracts to economically offset changes in market valuation on the trading securities portfolio. Additionally, the Company has terminated these TBA MBS derivative contracts during the fourth quarter of 2025. In 2024 and 2023, amounts are in connection with net unrealized gains and losses related to uncovered interest rate caps with clients.
(5)    Includes: (i) mortgage banking income of $0.7 million, $6.9 million and $4.5 million in 2025, 2024 and 2023, respectively, primarily consisting of net gains/losses on sale, valuation and derivative transactions associated with mortgage loans held for sale activity, and other smaller sources of income related to the operations of Amerant Mortgage. In 2025, also includes $3.3 million on the sale and leaseback of two banking centers located in South Florida. In addition, includes $0.5 million in BOLI death benefits received in 2024. Other sources of income in the periods shown include income from foreign currency exchange transactions with customers and valuation income on the investment balances held in the non-qualified deferred compensation plan.

2025 compared to 2024
Total noninterest income increased $68.7 million, or 693.3%, in 2025 compared to 2024. These results were mainly due to: (i) higher securities gains; (ii) higher brokerage, advisory and fiduciary fees; (iii) higher loan-level derivative income; (iv) higher change in cash surrender value of BOLI; and (v) higher cards and trade finance servicing fees. These increases were partially offset by: (i) the absence of the gain on the sale of the Houston franchise in 2024; (ii) higher derivative losses; (iii) lower gains on early extinguishment of FHLB advances; and (iv) lower other noninterest income.

In 2025, securities gains were $5.1 million, an increase of $82.0 million, or 106.6%, compared to securities losses of $76.9 million in 2024. The increase included a realized gain of approximately $2.8 million on the sale of the Company’s entire trading securities portfolio. The Company initiated trading activities earlier in the year, and later sold the entire trading securities portfolio during the fourth quarter of 2025, ceasing all related trading activities as part of its liquidity management strategy. Additionally, the Company had entered into TBA MBS derivative contracts to mitigate changes in the market valuation of the trading securities held during the period. In 2025, the net realized loss on these instruments was $3.4 million, which was included in the derivative losses, net, in the Company’s consolidated statement of operations and comprehensive income.

Additionally, the Company recognized a gain of approximately $2.2 million from the sale of some available-for-sale securities. Other valuation activity resulted in gain of approximately $0.1 million.

Lastly, in 2024, the Company recorded a total pre-tax loss of approximately $76.7 million related to the repositioning of its investment portfolio in the year ended December 31, 2024. See “Note 3. Securities” for additional information on the repositioning of the portfolio.

Brokerage, advisory and fiduciary activity fees increased $2.0 million, or 11.3%, in 2025 compared to 2024, primarily driven by: (i) higher fees from equity and structured product trading in 2025; (ii) higher advisory income due to increased valuations; and (iii) higher fiduciary income due to increase in management and service fees.

Loan-level derivative income increased $1.4 million, or 20.4%, in 2025 compared to 2024, mainly driven by new swap contracts this year along with additional income from swap modifications and terminations.

In 2025, BOLI income increased $0.8 million, or 8.8%, compared to 2024, mainly due to additional income stemming from new BOLI policies purchased during the year.

Cards and trade finance servicing fees increased $0.5 million, or 9.2%, in 2025 compared to 2024, mainly driven by higher commissions from the issuance of letters of credits. This increase was partially offset by a decrease in cards fee income.

Other noninterest income decreased $0.6 million, or 4.7%, in 2025 compared to 2024, primarily due to: (i) lower mortgage banking income compared to 2024, and (ii) lower loan fees and other smaller sources of income. These decreases were partially offset by a net gain of $2.8 million on the sale of loans originated for investment in the first quarter of 2025, as well as a gain of $3.3 million that the Company recognized on the sale and leaseback of two banking centers located in South Florida in 2025.

Our AUMs totaled $3.3 billion at December 31, 2025, an increase of $366.7 million, or 12.7%, from $2.9 billion at December 31, 2024, primarily driven by increased market valuations as well as net new assets to a lesser extent.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Years Ended December 31,						Change
(in thousands, except percentages)	2025		2024		2023		2025 vs 2024		2024 vs 2023
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Salaries and employee benefits (1)	$143,234	43.3%	$137,082	45.8%	$133,506	42.9%	$6,152	4.5%	$3,576	2.7%
Professional and other services fees (2)	61,103	18.5%	51,088	17.1%	34,569	11.1%	10,015	19.6%	16,519	47.8%
Occupancy and equipment (3)	22,647	6.9%	27,127	9.1%	27,843	8.9%	(4,480)	(16.5)%	(716)	(2.6)%
Advertising expenses	15,983	4.8%	14,492	4.8%	12,811	4.1%	1,491	10.3%	1,681	13.1%
Losses on loans held for sale carried at the lower cost or fair value(4)	15,731	4.8%	13,900	4.6%	43,057	13.8%	1,831	13.2%	(29,157)	(67.7)%
Telecommunications and data processing	13,128	4.0%	12,223	4.1%	15,485	5.0%	905	7.4%	(3,262)	(21.1)%
FDIC assessments and insurance	11,427	3.5%	11,575	3.9%	10,601	3.4%	(148)	(1.3)%	974	9.2%
Contract termination costs (5)	7,483	2.3%	—	—%	1,550	0.5%	7,483	100.0%	(1,550)	(100.0)%
Depreciation and amortization(6)	6,686	2.0%	6,600	2.2%	6,842	2.2%	86	1.3%	(242)	(3.5)%
Loan-level derivative expense(7)	4,226	1.3%	2,420	0.8%	1,910	0.6%	1,806	74.6%	510	26.7%
Other real estate owned and repossessed assets (income) expense, net (8)	851	0.3%	4,837	1.6%	2,092	0.7%	(3,986)	(82.4)%	2,745	131.2%
Other operating expenses (9)	28,062	8.3%	18,146	6.0%	21,089	6.8%	9,916	54.6%	(2,943)	(14.0)%
Total noninterest expenses (10)	$330,561	100.0%	$299,490	100.0%	$311,355	100.0%	$31,071	10.4%	$(11,865)	(3.8)%
____________
(1)    In 2025, includes non-core staff separation costs of $3.7 million. Additionally in 2025, includes $1.0 million, in expenses in connection with the Amerant Mortgage downsizing. In 2024, includes additional compensation in connection with the Houston Sale Transaction. Additionally, includes severance expense of $4.0 million in 2023 in connection with staff reduction costs primarily related to organizational rationalization.
(2)    In 2025, includes non-core advisory costs associated with staff separation of $0.1 million. In 2024,includes $0.4 million in legal expenses in connection with the Houston Sale Transaction. In 2023, includes additional, nonrecurrent expenses of $5.8 million related to the engagement of FIS. Lastly, includes recurring service fees in connection with the engagement of FIS in all periods shown.
(3) In 2024, includes fixed assets impairment charge of $3.4 million in connection with the Houston Sale Transaction. In 2023, includes a rent termination fee of $0.3 million in connection with the closure of a branch in Houston, Texas, as well as an aggregate of $1.1 million related to ROU asset impairments in connection with the closure of two branches in 2023 (one branch in Miami, FL and another branch in Houston, Texas).
(4) In 2025, 2024 and 2023, includes losses on valuation on loans transferred into the held for sale category and/or losses recognized on the sale of such loans.
(5) In 2025, includes termination costs associated with certain contracts. See further discussion below for more details.
(6) In 2023, includes a charge of $0.9 million for the accelerated depreciation of leasehold improvements in connection with the closure of a branch in Miami, FL in 2023.
(7) Includes service fees in connection with our loan-level derivative income generation activities.
(8) In 2025, includes OREO valuation expense of $1.2 million and a net loss on the sale of two OREO properties of $0.8 million. In 2024, includes OREO valuation expense of $5.7 million. In 2023, includes a loss on sale of repossessed assets in connection with our equipment-financing activities of $2.6 million.
(9)    In 2025, includes $3.0 million of non-core expenses for an impairment charge of $2.5 million related to an investment carried at cost, and an impairment of an intangible asset of $0.5 million related to Amerant Mortgage. In 2024, includes broker fees of $1.3 million in connection with the Houston Sale Transaction. In 2023, includes goodwill and intangible assets impairments totaling $1.7 million related to two of our subsidiaries (Amerant Mortgage and the Cayman Bank). Also in 2023, includes additional costs of $1.1 million in connection with the restructuring of the Company’s BOLI as well as an impairment charge of $2.0 million related to an investment carried at cost and included in other assets.
(10)    Includes $9.2 million, $14.1 million and $14.4 million in 2025, 2024 and 2023, respectively, related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees.

2025 compared to 2024
Noninterest expense increased $31.1 million, or 10.4%, in 2025 compared to 2024, mainly due to: (i) higher professional and other service fees; (ii) higher other operating expenses; (iii) higher contract termination costs; (iv) higher salaries and employee benefits; (v) higher losses on loans held for sale carried at the lower cost of fair value;(vi) higher loan-level derivative expenses; (vii) higher advertising expenses; and (viii) higher telecommunications and data processing. These increases were partially offset by: (i) lower occupancy and equipment expenses; and (ii) lower OREO and repossessed assets expense.

Professional and other services fees increased $10.0 million, or 19.6%, in 2025 compared to 2024, mainly driven by an overall increase in other professional fees related to outsourced core software and technology services, mortgage servicing expenses, consulting and legal fees related to various projects and professional fees in connection with outsourced audits.

Other operating expenses increased $9.9 million, or 54.6%, in 2025 compared to 2024 , mainly driven by: (i) earning credits of $10.8 million in 2025 compared to not having earnings credits in 2024; (ii) a $2.5 million impairment on investments carried at cost which are presented in other assets of the balance sheet; and (iii) impairment on intangible assets related to Amerant Mortgage of $0.5 million. These increases were partially offset by: (i) a decrease of approximately $1.7 million in combined costs in loan origination and servicing costs; (ii) a decrease of approximately $1.3 million in expenses related to the Houston Sale Transaction; and (iii) a decrease of $0.9 million in combined expenses related to operating charge-offs, banking fees and stationary expenses.

Contract termination costs increased $7.5 million, or 100.0%, in 2025 compared to 2024, primarily due to costs associated with certain advertising contracts that were terminated as well as the termination of a third-party loan origination agreement under a white-label program.

Salaries and employee benefits increased $6.2 million, or 4.5%, in 2025 compared to 2024 mainly driven by: (i) higher staff separation costs incurred during the fourth quarter related to the CEO’s departure, costs associated with the departure of other key employees as well as expenses related to the downsizing of Amerant Mortgage during the year; (ii) higher salary expense related to the new and existing workforce; and (iii) higher health insurance expenses. These increases were partially offset by: (i) lower bonus variable compensation attributable to lower performance; (ii) lower commissions due to lower loan production in connection with the Amerant Mortgage downsizing; and (iii) the absence of compensation expense in connection with the Houston Sale Transaction in 2024.

Losses on loans held for sale carried at the lower cost or fair value, increased $1.8 million, or 13.2%, in 2025 compared to 2024. In 2025, losses include a loss of $13.8 million related to the valuation of loans held for sale carried at cost or fair value. These were in connection to five loans, which had an outstanding principal balance of $93.7 million, that were transferred into held-for-sale loan category. In addition, we also incurred a loss on the sale of loans associated with our white-label equipment finance solution program of $1.1 million.

Loan-level derivative expense increased $1.8 million, or 74.6%, in 2025 compared to 2024, due to higher expenses during the period associated with payments for opening and terminations of new swaps and caps with clients throughout the year.

Advertising expenses increased $1.5 million, or 10.3%, in 2025 compared to 2024, which was mainly driven by higher expenses related to traditional media and professional sports agreements, higher expenses related to community engagement events and higher marketing professional fees.

Telecommunications and data processing fees increased $0.9 million, or 7.4%, in 2025 compared to 2024. This was primarily due to higher computer expenses during the period compared to last year.

Occupancy and equipment expenses decreased $4.5 million, or 16.5%, in 2025 compared to 2024. This was mainly due to 2024 having impairment charges associated with the sale of the Houston franchise.

Other real estate owned and repossessed assets expenses decreased $4.0 million, or 82.4%, in 2025 compared to 2024, due to 2024 having higher valuation allowances recorded on OREO properties.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

(in thousands, except percentages)	Years Ended December 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Income (loss) before income tax expense (benefit)	$66,141	$(24,084)	$41,328	$90,225	374.6%	$(65,412)	(158.3)%
Current tax expense (benefit):
Federal	7,588	(755)	19,768	8,343	1,105.0%	(20,523)	(103.8)%
State	1,518	726	1,313	792	109.1%	(587)	(44.7)%
	9,106	(29)	21,081	9,135	31,500.0%	(21,110)	(100.1)%
Deferred tax expense (benefit)	4,618	(8,303)	(10,542)	12,921	155.6%	2,239	21.2%
Income tax expense (benefit)	$13,724	$(8,332)	$10,539	$22,056	264.7%	$(18,871)	(179.1)%
Effective income tax rate	20.75%	34.60%	25.50%	(13.85)%	(40.0)%	9.10%	35.7%

2025 compared to 2024
We recorded an income tax expense of $13.7 million in 2025 compared to an income tax benefit of $8.3 million in 2024. The increase in 2025 was mainly driven by higher income before income taxes in 2025 compared to a net loss in the previous year.

As of December 31, 2025, the Company’s net deferred tax asset was $35.6 million, a decrease of $18.0 million, or 33.6% compared to $53.5 million as of December 31, 2024. This decrease was mainly driven by the tax effect of: (i) a decrease of $52.6 million in net unrealized holding losses on debt securities available for sale in 2025 and (ii) a decrease of $71.2 million in the carryover of federal and state net operating losses. This was partially offset by the tax effect of an increase of $13.8 million in the valuation allowance of loans held for sale carried at the lower of cost or fair value.

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

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with non-GAAP financial measures, such as “pre-provision net revenue (PPNR)”, “core pre-provision net revenue (Core PPNR)”, “core noninterest income”, “core return on assets (“ROA”), “core return on equity (“ROE”), “tangible common equity ratio”, “tangible stockholders’ equity (book value) per common share”, and “core noninterest expense”. This supplemental information is not required by, or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures”.

We use certain non-GAAP financial measures, including those mentioned above, both to explain our results to shareholders and the investment community and in the internal evaluation and management of our business. Management believes that these supplementary non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view our performance using the same tools that our management uses to evaluate our past performance and prospects for future performance. These non-GAAP financial measures have been adjusted for the effect of non-core banking activities such as the sale of loans and securities and other repossessed assets, the Amerant Mortgage downsizing, the Houston Sale Transaction, the valuation of securities, derivatives, loans held for sale and other real estate owned and repossessed assets, the early repayment of FHLB advances, and other non-core actions intended to improve customer service and operating performance. While we believe that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may differ from similar measures presented by other companies.

The following table is a reconciliation of the Company’s PPNR and Core PPNR, ROA and Core ROA, ROE and Core ROE, non-GAAP financial measures, as of the dates presented:

	December 31,
(in thousands)	2025	2024	2023

Net income (loss) attributable to Amerant Bancorp Inc.	$52,417	$(15,752)	$32,490
Plus: provision for credit losses (1)	42,596	60,460	61,277
Plus: provision for income tax expense (benefit)	13,724	(8,332)	10,539
Pre-provision net revenue (PPNR)	$108,737	$36,376	$104,306
Plus: non-core noninterest expense items (2)	32,902	26,382	66,152
Plus (less): non-core noninterest income items(2)	(7,899)	62,798	(28,468)
Core pre-provision net revenue (Core PPNR)	$133,740	$125,556	$141,990

Total noninterest income	$78,613	$9,909	$87,496
Less: non-core noninterest income items(2):
Derivative (losses) gains, net (3)	(3,355)	(196)	28
Securities gains (losses), net (4)	5,100	(76,855)	(10,989)
Bank owned life insurance charge (5)	—	—	(655)
Gain on sale of Houston Franchise (6)	—	12,636	—
Gain on early extinguishment of FHLB advances, net	12	1,617	40,084
Gain on sale of loans (7)	2,799	—	—
Gain on the sale and lease back of branches (8)	3,343	—	—
Total non-core noninterest income items(2)	$7,899	$(62,798)	$28,468
Core noninterest income	$70,714	$72,707	$59,028

Total noninterest expenses	$330,561	$299,490	$311,355
Less: non-core noninterest expense items(2):
Restructuring costs(9)
Staff reduction costs(10)	—	—	4,006
Contract termination costs(11)	7,483	—	1,550
Consulting and other professional fees and software expenses (12)	—	—	6,379
Disposition of fixed assets (13)	—	—	1,419
Branch closure and related charges (14)	—	—	2,279
Total restructuring costs	$7,483	$—	$15,633
Other non-core noninterest expense items(2):
Losses on loans held for sale carried at the lower cost or fair value (6)(15)	15,731	13,900	43,057
Net losses on sale and valuation expense on other real estate owned (16)	1,936	5,672	2,649
Goodwill and intangible assets impairment (6)(17)	500	300	1,713
Fixed assets impairment (6)(18)	—	3,443	—
Legal, broker fees, and other costs (6)	—	3,067	—
Bank owned life insurance enhancement costs (5)	—	—	1,137
Impairment charge on investment carried at cost	2,500	—	1,963
Amerant Mortgage downsizing costs (19)	950	—	—
Staff separation costs (20)	3,802	—	—
Total non-core noninterest expense items(2)	$32,902	$26,382	$66,152
Core noninterest expenses	$297,659	$273,108	$245,203

	December 31,
	2025	2024
Net income (loss) attributable to Amerant Bancorp Inc.	$52,417	$(15,752)
Plus after-tax non-core items in noninterest expense:
Non-core items in noninterest expense before income tax effect	32,902	26,382
Income tax effect (21)	(6,827)	(5,937)
Total after-tax non-core items in noninterest expense	26,075	20,445
(Less) plus: before-tax non-core items in noninterest income:
Non-core items in noninterest income before income tax effect	(7,899)	62,798
Income tax effect (21)	1,639	(17,045)
Total after-tax non-core items in noninterest income	(6,260)	45,753
Core net income	$72,232	$50,446

Net income (loss) / Average total assets (ROA)	0.51%	(0.16)%
Plus: after tax impact of non-core items in noninterest expense	0.26%	0.21%
(Less) plus: after tax impact of non-core items in noninterest income	(0.06)%	0.46%
Core net income / Average total assets (Core ROA)	0.71%	0.51%

Net income (loss) / Average stockholders' equity (ROE)	5.62%	(1.99)%
Plus: after tax impact of non-core items in noninterest expense	2.80%	2.58%
(Less) plus: after tax impact of non-core items in noninterest income	(0.67)%	5.78%
Core net income / Average stockholders' equity (Core ROE)	7.75%	6.37%

(1) Includes provision for credit losses on loans and provision for loan contingencies.
(2) Beginning in the fourth quarter of 2025, we updated the terminology used to describe non‑GAAP adjustments, referring to them as “non‑core’” rather than “non‑routine.” This change reflects a labeling update only; the methodology used for these adjustments remains unchanged from prior periods.
(3)    In 2025, includes net unrealized losses in connection with to-be announced (TBA) mortgage back-securities (MBS) derivative contracts. We enter into these contracts to economically offset changes in market valuation on the trading securities portfolio. The Company terminated these TBA MBS trading derivative contracts during the fourth quarter of 2025.
(4) In 2025, the results include a realized gain on the sale of debt securities available for sale of $2.2 million. Additionally, includes losses from the market valuation of trading securities, partially offset by realized gains resulting from the sale of the entire trading securities portfolio in the fourth quarter of 2025. In the third quarter of 2024, the Company executed an investment portfolio repositioning which resulted in a total pre-tax net loss of $68.5 million during the same period. The investment portfolio repositioning was completed in early October 2024 resulting in an additional $8.1 million in losses in the fourth quarter of 2024.
(5) In 2023, the Company completed a restructuring of its bank-owned life insurance (“BOLI”) program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately 2 years. Also in 2023, the Company recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, and (iii) income tax expense of $2.8 million.
(6) In 2024, amount shown are in connection with the Houston Sale Transaction completed in 2024.
(7) In 2025, includes gain on sale of $3.2 million, related to the sale of a loan that had been charged off in the prior period.
(8) In 2025, amount were gains that resulted from the sale and lease back of two banking centers located in South Florida.
(9) In 2025, restructuring costs primarily relate to cost reduction initiatives intended to improve the Company’s cost structure and efforts to de-risk the loan portfolio. These initiatives include terminating certain advertising contracts and a third-party loan origination agreement under a white-label program. In 2023, restructuring costs included expenses incurred for actions designed to implement the Company’s strategy. These actions included, but were not limited to, reductions in workforce, streamlining operational processes, implementation of new technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to identify opportunities.
(10)    Staff reduction costs consist of severance expenses related to organizational rationalization.

(11)    In 2025, primarily includes costs related to the termination of advertising contracts and a third-party loan origination agreement under a white-label program. In 2023, includes contract termination and related costs associated with third party vendors resulting from the Company’s engagement of FIS.
(12)    In 2023, includes an aggregate of $6.4 million of nonrecurrent expenses in connection with the engagement of FIS and, to a lesser extent, software expenses related to legacy applications running in parallel to new core banking applications. The transition to FIS was completed in 2023, therefore, there were no significant nonrecurrent expenses in connection with the engagement of FIS in 2024.
(13)    In 2023, includes expenses in connection with the disposition of fixed assets due to the write-off of in-development software.
(14) In 2023, includes expenses of $0.3 million in connection with the closure of a branch in Houston, Texas in 2023. In addition, in 2023, includes $0.9 million of accelerated amortization of leasehold improvements and $0.6 million of right-of-use or “ROU” asset impairment associated with the closure of a branch in Miami, FL. Also in 2023, includes $0.5 million of ROU asset impairment associated with the closure of a branch in Houston, Texas in 2023.
(15) In 2025, amounts include a loss of $13.8 million related to the valuation of loans held for sale carried at the lower of cost or fair value, which had an outstanding principal balance of $93.7 million as of December 31, 2025. In addition, 2025 amount include a $1.1 million loss on the sale of loans associated with our white‑label equipment finance solution. In 2024, includes loss on sale of $12.6 million, including transaction costs, related to the sale of a portfolio of 323 business-purpose, investment property, residential mortgage loans with a balance of approximately $71.4 million. In 2023, includes: (i) a fair value adjustment of $35.5 million related to an aggregate of $401 million in Houston-based CRE loans held for sale which are carried at the lower of cost or fair value, and (ii) a loss on sale of $2.0 million related to a New York-based CRE loan previously carried at the lower of fair value or cost. Lastly, in 2023, includes a fair value adjustment of $5.6 million related to a New York-based CRE loan held for sale carried at the lower of cost or fair value.
(16) In 2025, includes OREO valuation expenses of $1.1 million and a net loss on the sale of two OREO properties of $0.8 million. In 2023, amount represents the loss on sale of repossessed assets in connection with our equipment-financing activities. There were no non-core items of OREO in 2024. .
(17) In 2025, amount shown is in connection with an intangible asset impairment related to Amerant Mortgage.
(18)    In 2024, related to Houston branches and included as part of occupancy and equipment expenses. See “Noninterest Expenses” for additional information.
(19)    In 2025, includes salaries and employee benefit expenses in connection with the Amerant Mortgage downsizing during the year. See “Item 1. Business” for more information.
(20)    In 2025, includes severance, accelerated stock-based compensation and related reversals, and other expenses associated with the leadership transition completed in early November 2025. See “Item 1. Business” for more information. These costs also include severance related to the departure of other senior positions in 2025.
(21) In 2025, amount was calculated based upon the effective tax rate for those periods of 20.75%. For all of the other periods shown, amounts represent the difference between the prior and current period year-to-date tax effect. In 2024, income tax effect amounts on non-core items of noninterest income and expense were calculated using estimated tax rates of 27.14% and 22.50%, respectively.

The following table is a reconciliation of the Company’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of the dates presented:

(in thousands, except percentages and per share amounts)	December 31, 2025	December 31, 2024

Stockholders' equity	$938,802	$890,467
Less: goodwill and other intangibles (1)	(23,103)	(24,314)
Tangible common stockholders' equity	$915,699	$866,153
Total assets	$9,777,018	$9,901,734
Less: goodwill and other intangibles (1)	(23,103)	(24,314)
Tangible assets	$9,753,915	$9,877,420
Common shares outstanding	40,595,273	42,127,316
Tangible common equity ratio	9.39%	8.77%
Stockholders' book value per common share	$23.13	$21.14
Tangible stockholders' book value per common share	$22.56	$20.56

(1)     Other intangible assets primarily consist of naming rights and mortgage servicing rights (“MSRs”). Other intangible assets are included in other assets in the Company’s consolidated balance sheets.

Financial Condition - Comparison of Financial Condition as of December 31, 2025 and December 31, 2024

Assets. Total assets were $9.8 billion as of December 31, 2025, a decrease of $124.7 million, or 1.3%, compared to $9.9 billion at December 31, 2024. This result was primarily driven by: (i) a decrease of $568.4 million, or 7.9%, in total loans held for investment, net of the allowance for credit losses, and loans held for sale at the lower of cost or fair value and mortgage loans held for sale; (ii) a decrease of $120.2 million, or 20.4%, in cash and cash equivalents; (iii) a decrease of $32.4 million, or 15.4%, in accrued interest receivable and other assets mainly in decreases in the valuation of derivative instruments receivables; and (iv) a decrease of $18.0 million, or 33.6%, in net deferred tax assets. These decreases was partially offset by: (i) increase of $587.7 million, or 40.9%, in debt securities available for sale; (ii) an increase in BOLI of $17.1 million, or 7.0% due to the change in their value during the period, as well as a $7.0 million purchase during the period; and (iii) an increase of $10.6 million, or 10.6%, in operating lease right-of-use assets mainly driven by the sale and leaseback of two banking centers in South Florida in 2025, See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents
2025 compared to 2024
Cash and cash equivalents totaled $470.2 million at December 31, 2025, a decrease of $120.2 million, or 20.4%, from $590.4 million at December 31, 2024, primarily as a result of a decrease in interest earning cash balances. At December 31, 2025 and December 31, 2024, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $409.4 million and $519.9 million, respectively. In addition, at December 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents included restricted cash of $6.2 million and $24.4 million, respectively, which were held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at December 31, 2025 and 2024, the Company’s cash and cash equivalents included other short-term investments of $7.2 million and $6.9 million, respectively, which consists of U.S. Treasury Bills that mature in 90 days or less.
Cash flows provided by operating activities was $137.0 million in the year ended December 31, 2025, primarily driven by: (i) net income of $52.4 million; (ii) a non-cash adjustment of $42.6 million for the provision for credit losses; (iii) a non-cash adjustment of $15.7 million for losses on loans held for sale carried at the lower of cost or fair value; (iv) net proceeds from the sale of mortgage loans held for sale at fair value of $36.2 million; and (v) other non-cash adjustments of $7.5 million. These changes were partially offset by net decreases in operating assets and liabilities of $12.3 million.
Net cash used in investing activities was $47.8 million during the year ended December 31, 2025, mainly driven purchases of investment securities totaling $1.2 billion, primarily comprised of: (i) debt securities available for sale and trading securities; (ii) purchase of premises and equipment of $7.7 million, and (iii) purchases of BOLI of $7.0 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $654.4 million; (ii) a net decrease in loans originated for investment of $343.4 million; (iii) proceeds from the sale of loans originated for investment of $137.9 million; and (iv) proceeds from the sale of premises and equipment of $14.1 million.

In the year ended December 31, 2025, net cash used by financing activities was $209.4 million. These activities included: (i) a net decrease of $238.4 million in time deposits; (ii) the redemption of $60.0 million of senior notes that were due June 30, 2025; (iii) net repayments of FHLB advances of $33.4 million; (iv) an aggregate of $33.0 million in connection with the repurchase of shares of Class A common stock in 2025, and (v) $15.1 million of dividends declared and paid by the Company in 2025. These disbursements were partially offset by a net increase in total demand, savings and money market deposit balances of $170.7 million. See “Capital Resources and Liquidity Management” for more details on changes in FHLB advances in 2024 and the stock repurchase programs.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans held for investment for the periods presented.

	December 31,
(in thousands, except percentages)	2025	2024	2023
Total loans, gross (1)	$6,697,235	$7,271,322	$7,264,912
Total loans, gross (1) / Total assets	68.5%	73.4%	74.8%

Allowance for credit losses	$79,276	$84,963	$95,504
Allowance for credit losses / Total loans held for investment, gross (1)	1.20%	1.18%	1.39%

Total loans, net (2)	$6,617,959	$7,186,359	$7,169,408
Total loans, net (2) / Total assets	67.7%	72.6%	73.8%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance credit loan losses. At December 31, 2025 and 2024, there were $2.9 million and $42.9 million, respectively, in loans held for sale carried at fair value in connection with the Company’s mortgage banking activities. At December 31, 2025, there were $80.9 million in loans held for sale at the lower of cost or fair value. There were no loans held for sale at the lower of cost or fair value at December 31, 2024.
(2)    Total loans, net is the principal balance of outstanding loans, including loans held for investment, loans held for sale carried at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, adjusted by the allowance for credit losses.

The table below summarizes the composition of loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

	December 31,
(in thousands)	2025	2024	2023	2022	2021
Domestic Loans:
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$1,591,861	$1,678,473	$1,616,200	$1,615,716	$1,540,590
Multi-family residential	322,447	336,229	407,214	820,023	514,679
Land development and construction loans	534,028	483,210	300,378	273,174	327,246
	2,448,336	2,497,912	2,323,792	2,708,913	2,382,515
Single-family residential	1,483,358	1,489,121	1,422,113	1,048,396	586,783
Owner occupied	809,336	1,007,074	1,175,331	1,046,450	962,538
	4,741,030	4,994,107	4,921,236	4,803,759	3,931,836
Commercial loans (1)	1,446,406	1,751,602	1,461,269	1,338,157	942,781
Loans to financial institutions and acceptances (2)	148,602	170,435	13,375	13,292	13,710
Consumer loans and overdrafts (3)	244,300	271,586	389,991	602,793	421,471
Total Domestic Loans	6,580,338	7,187,730	6,785,871	6,758,001	5,309,798
International Loans:
Real estate loans
Single-family residential (4)	31,823	38,959	44,495	54,449	74,556
Commercial loans	—	300	41,918	43,077	22,892
Consumer loans and overdrafts (5)	1,230	1,422	1,209	1,667	2,194
Total International Loans (6)	33,053	40,681	87,622	99,193	99,642
Total Loans Held For Investment	$6,613,391	$7,228,411	$6,873,493	$6,857,194	$5,409,440
__________________
(1)     In December 31, 2024, we had approximately $46.4 million in commercial loans and leases originated under a white‑label equipment financing solution launched in the second quarter of 2022. During the fourth quarter of 2025, the Company sold these loans; therefore, no balances were outstanding as of December 31, 2025. See the discussion below for additional details.
(2)     In 2025, this portfolio consists of loans to non-depository financial institutions, such as mortgage companies and other financial intermediaries. In 2024, the portfolio primarily consists of such loans and, to a lesser extent, other loan facilities secured by cash or U.S. Government securities. In all other periods shown, the amounts consist of other loan facilities secured by cash or U.S. Government securities.
(3)    Includes customers’ overdraft balances totaling $4.4 million, $4.4 million, $2.6 million, $4.7 million and $0.6 million at each of the dates presented.
(4)    Secured by real estate properties located in the U.S.
(5)     International customers’ overdraft balances were de minimis at each of the dates presented.
(6)     Mainly consist of loans for which the country of risk is Venezuela.

The composition of our CRE loan portfolio held for investment by industry segment at December 31, 2025, 2024, 2023, 2022 and 2021 is depicted in the following table:

	December 31,
(in thousands)	2025	2024	2023	2022	2021
Retail (1)	$617,861	$718,869	$728,349	$731,229	$751,202
Multifamily	322,447	336,229	407,214	820,023	514,679
Office space	469,746	446,747	347,649	342,248	361,921
Specialty(2)	182,847	145,290	152,277	84,791	86,130
Land and construction	534,028	483,210	300,378	273,174	327,246
Hospitality	239,355	288,788	282,085	324,881	241,336
Industrial and warehouse	82,052	78,779	105,840	132,567	100,001
Total CRE Loans Held For Investment	$2,448,336	$2,497,912	$2,323,792	$2,708,913	$2,382,515
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

At December 31, 2025, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida (which we consider one region), New York, Texas and other regions were $1.7 billion, $213.0 million, $189.0 million, $137.0 million and $241.0 million, respectively. At December 31, 2024, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston and other regions were $1.8 billion, $189.2 million, $221.8 million, $191.0 million and $121.1 million, respectively.

The table below summarizes the composition of our loans held for sale by type of loan as of the end of each period presented

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$43,406	$—	$—	$—	$110,271
Multi-family residential	—	—	309,612	—	31,606
Land development and construction loans (1)	22,339	—	55,607	—	—
	65,745	—	365,219	—	141,877
Owner occupied	15,167	—	—	—	1,318
Total loans held for sale at the lower of cost or fair value (2)	80,912	—	365,219	—	143,195
Mortgage loans held for sale at fair value
Land development and construction loans	—	10,768	12,778	9,424	—
Single family residential	2,932	32,143	13,422	53,014	14,905
Total mortgage loans held for sale, at fair value (2)	2,932	42,911	26,200	62,438	14,905
Total loans held for sale	$83,844	$42,911	$391,419	$62,438	$158,100
______________
(1) Includes two non-accrual loans with an outstanding balance of $16.2 million as of December 31, 2025. Of these loans, $3.2 million were categorized as 60-89 days past due and $13.0 million as greater than 90 days past due, respectively.
(2) Mortgage loans held for sale at fair value in periods prior to December 31, 2025 were in connection with Amerant Mortgage’s business.

As of December 31, 2025, total loans held for investment were $6.6 billion, down $615.0 million, or 8.5%, compared to $7.2 billion at December 31, 2024. Domestic loans held for investment decreased $607.4 million, or 8.5%, as of December 31, 2025, compared to December 31, 2024. The decrease in total domestic loans held for investment includes net decreases of: (i) $305.2 million, or, 17.4%, in domestic commercial loans; (ii) $197.7 million, or 19.6%, in domestic owner occupied loans; (iii) $49.6 million, or, 2.0%, in domestic CRE loans; (iv) $27.3 million, or 10.0% in domestic consumer loans; (v) $21.8 million, or 12.8%, in loans to financial institutions and acceptances, and (vi) $5.8 million, or 0.4%, in domestic single-family residential loans. The decrease in domestic consumer loans was primarily related to indirect consumer loans, as the Company discontinued purchases of such loans in 2023 and this indirect lending portfolio is expected to run off over time. The decreases in domestic commercial, CRE and owner‑occupied loans were mainly driven by prepayments and paydowns, which offset loan production in 2025. In addition, the decreases in domestic CRE and owner‑occupied loans include the transfer, in 2025, of various loans classified as Substandard to held for sale at the lower of cost or fair value. Lastly, the decrease in commercial loans includes the sale of loans originated under a white‑label equipment finance solution in 2025. See further discussion below for additional details.

Loans to international customers, primarily from Latin America, decreased $7.6 million, or 18.8% to $33.1 million as of December 31, 2025, compared to December 31, 2024, mainly driven by paydowns totaling $7.1 million to existing single-family residential loans.

At December 31, 2025 and 2024, there were $2.9 million and $42.9 million, respectively, of mortgage loans held for sale carried at their estimated fair value. In 2025, in connection with mortgage loans held for sale, we originated approximately $107.5 million and had proceeds of approximately $143.7 million, mainly from the sale of these loans.

In 2025, the Company added approximately $94.9 million in single-family residential and construction loans through Amerant Mortgage which includes loans originated and purchased from different channels.

In 2025, the Company transferred five loan relationships from held for investment to held for sale, measured at the lower of cost or fair value. These loans were classified as Substandard. Upon transfer, the loans had an aggregate principal balance of $93.7 million, and the Company recorded a valuation allowance of $13.8 million in connection with these loans. In January 2026, the Company subsequently sold four of the five loans referenced above, which had an aggregate carrying value of $65.7 million at the time of sale, and recognized no additional losses on the transactions. Also, in 2025, the Company transferred to held for sale and sold loans associated with our former white‑label equipment finance solution, received net proceeds of $54.3 million and realized a loss of $1.1 million in connection with the transaction. Additionally, during the year ended December 31, 2025, the Company transferred a $40.6 million commercial loan from held for investment to held for sale, at the lower of cost or fair value, and transferred it back to held for investment. The Company subsequently sold this loan in 2025 for net proceeds of $29.5 million and recognized a loss on sale of $0.9 million.

As of December 31, 2024, the Company had no loans held for sale carried at the lower of cost or fair value. In 2024, the Company transferred an aggregate of $497.3 million in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2024, the Houston Sale Transaction closed and as a result, the Company sold, at par, all loans held for sale carried at the lower of cost or fair value at the time of sale. The carrying value of the loans at the time of sale was approximately $473.9 million. In addition, on December 27, 2024, the Company transferred to held for sale and sold business-purpose, investment property, residential mortgage loans with a carrying value of $71.1 million. These loans had collateral across several states and average interest rate of 7.13%. We recorded a loss on sale of $12.6 million including estimated transaction costs.

As of December 31, 2025, loans under syndication facilities were $434.9 million, an increase of $41.2 million, or 10.5%,compared to $393.7 million at December 31, 2024. This was mainly driven by a net increase of $69.2 million in club deals partially offset by a net decrease of $28.0 million of Shared National Credit Facilities (“SNC”). As of December 31, 2025 and 2024, there were no SNC loans that financed highly leveraged transactions. At December 31, 2025 and December 31, 2024, loans under syndication facilities held for investment include SNCs of $53.5 million and $81.5 million, respectively.

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
Land development and construction loans includes loans for land acquisition, land development, and construction (single or multiple-phase development) of single residential or commercial buildings, loans to reposition or rehabilitate commercial properties, and bridge loans mainly in the South Florida, and the greater Houston, Texas area. There were no land development and construction loans in the New York City area as of December 31, 2025. Typically, construction lines of credit are funded based on construction progress and generally have a maturity of three years or less.
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
Single-Family Residential. These loans include loans to domestic and foreign individuals and businesses secured by single-family residences in the U.S., including first mortgages on properties mainly located in Florida, home equity and home improvement loans, mainly in South Florida and the greater Houston, Texas markets. These loans have terms common in the industry. However, loans to foreign clients have more conservative underwriting criteria and terms.

Commercial loans. We provide a mix of variable and fixed rate C&I loans. These loans are made to a diverse range of business sizes, from the small-to-medium-sized to middle market and large companies. These businesses cover a diverse range of economic sectors, including manufacturing, wholesale, retail, primary products and services. We provide loans and lines of credit for working capital needs, business expansions and for international trade financing. These loans include working capital loans, asset-based lending, participations in SNCs (loans of $100 million or more that are shared by two or more institutions), purchased receivables and SBA loans, among others. The tenors may be either short term (one year or less) or long term, and they may be secured, unsecured, or partially secured. Typically, lines of credit have a maturity of one year or less, and term loans have maturities of five years or less. Through the fourth quarter of 2025, the Company provided specialized equipment financing using a variety of loan and lease structures, as part of its commercial lending activities, through a third party originator. These equipment loans and leases were originated under a white-label equipment financing solution launched in the second quarter of 2022. In December 2025, the Company terminated the third‑party white‑label agreement and sold all related loans. Commercial loans to borrowers in similar businesses or products with similar characteristics or specific credit requirements are generally evaluated under a standardized commercial credit program. Commercial loans outside the scope of those programs are evaluated on a case-by-case basis, with consideration of any exposure under an existing commercial credit program. The Bank maintains several commercial credit programs designed to standardize underwriting guidelines, and risk acceptance criteria, in order to streamline the granting of credits to businesses with similar characteristics and common needs. Some programs also allow loans that deviate from credit policy underwriting requirements and allocate maximum exposure buckets to those loans. Loans originated through a program are monitored regularly for performance over time and to address any necessary modifications.
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

The tables below set forth the unpaid principal balance of loans held for investment by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2025:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years (1)	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$174,092	$411,799	$27,624	$613,515
Multi-family residential	88,341	82,964	4,270	175,575
Land development and construction loans	19,247	1,528	50,459	71,234
	281,680	496,291	82,353	860,324
Single-family residential	46,655	44,989	591,861	683,505
Owner occupied	32,741	171,870	126,678	331,289
	361,076	713,150	800,892	1,875,118
Commercial loans	59,642	213,854	8,959	282,455
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	15,517	60,545	535	76,597
	$436,235	$987,549	$810,386	$2,234,170
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$160,115	$648,436	$169,795	$978,346
Multi-family residential	49,516	93,464	3,892	146,872
Land development and construction loans	286,073	162,731	13,990	462,794
	495,704	904,631	187,677	1,588,012
Single-family residential	64,614	69,837	697,225	831,676
Owner occupied	33,446	217,168	227,433	478,047
	593,764	1,191,636	1,112,335	2,897,735
Commercial loans	320,678	694,036	149,237	1,163,951
Loans to financial institutions and acceptances	94,431	54,171	—	148,602
Consumer loans and overdrafts	167,136	500	1,297	168,933
	$1,176,009	$1,940,343	$1,262,869	$4,379,221
Total Loans Held For Investment
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$334,207	$1,060,235	$197,419	$1,591,861
Multi-family residential	137,857	176,428	8,162	322,447
Land development and construction loans	305,320	164,259	64,449	534,028
	777,384	1,400,922	270,030	2,448,336
Single-family residential	111,269	114,826	1,289,086	1,515,181
Owner occupied	66,187	389,038	354,111	809,336
	954,840	1,904,786	1,913,227	4,772,853
Commercial loans	380,320	907,890	158,196	1,446,406
Loans to financial institutions and acceptances	94,431	54,171	—	148,602
Consumer loans and overdrafts	182,653	61,045	1,832	245,530
	$1,612,244	$2,927,892	$2,073,255	$6,613,391
__________________
(1)    Includes a total of $654.0 million of fixed-rate loans (mainly comprised of 88% single-family residential and 3% owner occupied), and $690.0 million of variable-rate loans (mainly comprised of 98% single-family residential and 1% owner occupied), maturing in 10 years or more. Fixed-rate and variable-rate loans maturing in 15 years or more represent 94% of total fixed-rate and 92% of total variable-rate loans maturing in 10 years or more, respectively, and correspond primarily to single-family residential loans.

The tables below set forth the unpaid principal balance of total loans held for sale by type, by interest rate type (fixed-rate and variable-rate) and by original contractual loan maturities as of December 31, 2025:

(in thousands)	Due in one year or less	Due after one year through five	Due after five years	Total
Fixed-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	—	—
	—	—	—	—
Single-family residential (1)	—	—	727	727
Owner occupied	—	—	—	—
	$—	$—	$727	$727
Variable-Rate
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$25,139	$18,267	$—	$43,406
Multi-family residential	—	—	—	—
Land development and construction loans	22,339	—	—	22,339
	47,478	18,267	—	65,745
Single-family residential	—	—	2,205	2,205
Owner occupied	—	15,167	—	15,167
	47,478	33,434	2,205	83,117
Commercial loans	—	—	—	—
Loans to financial institutions and acceptances	—	—	—	—
Consumer loans and overdrafts	—	—	—	—
	$47,478	$33,434	$2,205	$83,117
Total Loans Held For Sale
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$25,139	$18,267	$—	$43,406
Multi-family residential	—	—	—	—
Land development and construction loans	22,339	—	—	22,339
	47,478	18,267	—	65,745
Single-family residential (1)	—	—	2,932	2,932
Owner occupied	—	15,167	—	15,167
Total loans held for sale (2)	$47,478	$33,434	$2,932	$83,844
__________________
(1)    Loans held for sale carried at their estimated fair value.
(2) Includes two non-accrual loans with an outstanding balance of $16.2 million as of December 31, 2025.

Loans by Economic Sector

The table below summarizes the concentration in our loans held for investment by economic sector as of the end of the periods presented.

	December 31,
(in thousands, except percentages)	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Financial Sector (1)	$379,092	5.7%	$599,458	8.3%	$255,179	3.7%
Construction and real estate (2)	2,687,887	40.6%	2,794,453	38.7%	2,613,060	38.0%
Manufacturing:
Foodstuffs, apparel	109,135	1.7%	101,216	1.5%	108,729	1.6%
Metals, computer, transportation and other	56,026	0.8%	87,873	1.2%	73,687	1.1%
Chemicals, oil, plastics, cement and wood/paper	22,859	0.3%	10,122	0.1%	68,897	1.0%
Total manufacturing	$188,020	2.8%	$199,211	2.8%	$251,313	3.7%
Wholesale	281,684	4.3%	210,122	2.9%	400,983	5.8%
Retail trade (3)	367,285	5.6%	414,806	5.7%	420,907	6.1%
Services:
Non-financial public sector	27,184	0.4%	13,946	0.2%	—	—%
Communication, transportation, health and other	352,769	5.3%	616,354	8.5%	652,926	9.5%
Accommodation, restaurants, entertainment	341,884	5.2%	432,528	6.0%	323,347	4.7%
Electricity, gas, water, supply and sewage	53,004	0.8%	61,088	0.8%	40,228	0.6%
Total services	$774,841	11.7%	$1,123,916	15.5%	$1,016,501	14.8%
Primary Products:
Agriculture, Livestock, Fishing, and forestry	2,826	—%	6,596	0.1%	8,699	0.1%
Mining	7,733	0.1%	—	—%	12,312	0.2%
	10,559	0.1%	6,596	0.1%	21,011	0.3%
Other loans (4)	1,924,023	29.2%	1,879,849	26.0%	1,894,539	27.6%
	$6,613,391	100.0%	$7,228,411	100.0%	$6,873,493	100.0%
_________________
(1)    Consists mainly of domestic non-bank financial services companies.
(2)    Comprised mostly of CRE loans throughout South and Central Florida, Tampa, Texas and New York.
(3) Gasoline stations represented approximately 38%, 37% and 57% of the retail trade sector at year-end 2025, 2024 and 2023, respectively.
(4)    Primarily loans belonging to industrial sectors not included in the above sectors, which do not individually represent more than 1 percent of the total loan portfolio, and consumer loans which represented approximately 24.4%, 23.2% and 20.6% of the total in 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had $65.7 million of loans held for sale in the construction and real estate economic sector and $15.2 million of loans held for sale in other sectors. At December 31, 2024, the Company had $10.8 million of loans held for sale in the construction and real estate economic sector and $32.1 million of loans held for sale in other sectors. At December 31, 2023, the Company had $378.0 million of loans held for sale in the construction and real estate economic sector and $13.4 million of loans held for sale in other sectors.

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

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include but are not necessarily limited to, product or collateral type, industry, geography, internal risk rating, credit characteristics such as credit scores or collateral values, and historical or expected credit loss patterns. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans, expected credit losses are estimated on an individual basis.

With respect to modifications made to borrowers experiencing financial difficulty, a significant change to the ACL is generally not recorded upon modification since the effect of these modifications is already included in the ACL given the measurement methodologies used to estimate the ACL. From time to time, the Company may modify loans related to borrowers experiencing financial difficulties by providing multiple types of concessions. Typically, one type of concession, such as a term extension, may be granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. When and if principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.

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

	December 31,
	2025		2024		2023		2022		2021
(in thousands, except percentages)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Total Loans
Real estate	$23,117	39.0%	$16,668	38.2%	$25,876	35.8%	$25,237	42.1%	$17,952	43.5%
Commercial	34,353	35.4%	44,732	38.3%	41,809	39.0%	25,888	35.4%	38,979	39.1%
Financial institutions	—	—%	—	0.2%	—	0.2%	—	0.2%	42	0.3%
Consumer and others (1)	21,806	25.6%	23,563	23.3%	27,819	25.0%	32,375	22.3%	12,926	17.1%
Total Allowance for Credit Losses	$79,276	100.0%	$84,963	100.0%	$95,504	100.0%	$83,500	100.0%	$69,899	100.0%
% Total Loans held for investment	1.20%		1.18%		1.39%		1.22%		1.29%
__________________
(1)     Includes (i) indirect consumer loans purchased, and (ii) mortgage loans secured by single-family residential properties located in the U.S in all years presented.

In 2025, the changes in the allocation of the ACL were primarily attributed to reserve requirements for loan charge-offs, specific reserves requirements, loan composition and credit quality changes as well as updated macroeconomic factors.
The ratio of ACL to total loans held for investment increased in 2025 primarily due to increased reserves requirements from changes in loan composition and macroeconomic factors on performing loans, partially offset by lower reserve requirements as of December 31, 2025 compared to December 31, 2024, as well as higher net charge offs recorded during 2025 vs 2024.

Non-Performing Assets
In the following table, we present a summary of our non-performing assets by loan class, which includes non-performing loans by portfolio segment, both domestic and international, and OREO, at the dates presented. Non-performing loans consist of (1) nonaccrual loans where the accrual of interest has been discontinued; (2) accruing loans ninety days or more contractually past due as to interest or principal; and (3) restructured loans that are considered Troubled Debt Restructurings, or TDR, for periods prior to 2023.

	December 31,
(in thousands)	2025	2024	2023	2022	2021
Non-Accrual Loans
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$4,288	$—	$—	$20,057	$7,285
Multifamily residential	—	—	8	—	—
Land development and construction loans	16,200	4,119	—	—	—
	20,488	4,119	8	20,057	7,285
Single-family residential	26,082	8,140	2,459	1,526	5,126
Owner occupied	28,733	23,191	3,822	6,270	8,665
	75,303	35,450	6,289	27,853	21,076
Commercial loans	83,761	64,572	21,949	9,271	28,440
Consumer loans and overdrafts (1)	9,204	—	38	4	257
Total Non-Accrual Loans	168,268	100,022	28,276	37,128	49,773

Past Due Accruing Loans
Real estate loans
Single-family residential	$—	$1,201	$5,218	$253	$—
Owner occupied	730	837	—	—	—
Commercial loans	2,372	2,033	857	183	—
Consumer loans and overdrafts	—	8	49	35	8
Total Past Due Accruing Loans (2)	3,102	4,079	6,124	471	8

Total Non-Performing Loans (3)	171,370	104,101	34,400	37,599	49,781
Other real estate owned	15,542	18,074	20,181	—	9,720
Total Non-Performing Assets	$186,912	$122,175	$54,581	$37,599	$59,501
________________
(1)    In the second quarter of 2025, the Company changed its charge-off policy for unsecured consumer loans from 90 days to 120 days past due. This change in policy had no material impact to the Company’s consolidated financial statements in the twelve months of 2025.
(2)    Loans past due 90 days or more but still accruing.
(3)    Prior to 2023 and before adoption of guidance related to CECL, included loan modifications that met the definition of TDRs, which may be performing in accordance with their modified loan terms. As of December 31, 2021 non-performing TDRs include $9.1 million in a multiple loan relationship to a South Florida borrower. In the third quarter of 2022, this loan relationship was upgraded and placed back in accrual status.

The following table presents the activity of non-performing assets in 2025:

	Year Ended December 31, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO	Total
Balance at beginning of period	$4,119	$9,341	$24,028	$66,605	$—	$8	$18,074	$122,175

Plus: loans placed in nonaccrual status	32,237	31,994	27,062	153,467	—	18,166	—	262,926

Less: nonaccrual loan charge-offs	(2,200)	(249)	(130)	(51,678)	—	(8,785)	—	(63,042)
Less: nonaccrual loans sold, net of charge offs	(4,119)	(8,339)	(8,170)	(14,311)	—	—	—	(34,939)
(Less) Plus: nonaccrual loan collections and others	(5,958)	(3,530)	(12,682)	(68,289)	—	(177)	—	(90,636)
Plus: decrease in past-due accruing loans (1)	—	(1,201)	(107)	339	—	(8)	—	(977)
Less: loans returned to accrual status	—	(41)	(538)	—	—	—	—	(579)
Transferred from Loans to OREO	—	(1,893)	—	—	—	—	1,893	—
Loans held for sale valuation expense	(3,591)	—	—	—	—	—	—	(3,591)
OREO sales and write downs	—	—	—	—	—	—	(4,425)	(4,425)
Balances at end of period	$20,488	$26,082	$29,463	$86,133	$—	$9,204	$15,542	$186,912

__________________

(1)    Loans past due 90 days or more but still accruing.

The increase in non-performing assets in 2025 was primarily due to downgrades resulting from the receipt of new financial information on borrowers, missed contractual milestones, and CRE properties with debt coverage below contractual terms. In 2025, the Company performed enhanced credit-quality reviews, supported by a third‑party firm engaged to support timely evaluations of updated financial information and risk ratings.

All non-performing loans are rated Classified. See discussion on Classified and Special Mention Loans below for more details, including details about new loans downgraded, transfers to held for sale and loans sold during period.

We recognized no interest income on nonaccrual loans during 2025, 2024 and 2023.

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
The Company’s loans by credit quality indicators at December 31, 2025, 2024 and 2023 are summarized in the following table. We have no purchased credit-impaired loans.

	2025				2024				2023
(in thousands)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)	Special Mention	Substandard	Doubtful	Total(1)
Loans held for investment
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$56,126	$34,213	$—	$90,339	$361	$21,430	$—	$21,791	$—	$—	$—	$—
Multi-family residential	31,704	22,435	—	54,139	—	—	—	—	—	8	—	8
Land development and construction loans	—	—	—	—	—	4,119	—	4,119	—	—	—	—
	87,830	56,648	—	144,478	361	25,549	—	25,910	—	8	—	8
Single-family residential	733	26,010	—	26,743	—	9,438	—	9,438	—	2,800	—	2,800
Owner occupied	12,485	51,965	—	64,450	5,047	64,876	—	69,923	15,723	3,890	—	19,613
	101,048	134,623	—	235,671	5,408	99,863	—	105,271	15,723	6,698	—	22,421
Commercial loans	35,408	129,610	459	165,477	—	66,605	—	66,605	30,261	22,971	—	53,232
Consumer loans and overdrafts	—	9,204	—	9,204	—	8	—	8	—	41	—	41
	$136,456	$273,437	$459	$410,352	$5,408	$166,476	$—	$171,884	$45,984	$29,710	$—	$75,694
Loans held for sale at the lower of cost or fair value
Non-owner occupied	—	43,406	—	43,406	—	—	—	—	—	—	—	—
Land development and construction loans	—	22,339	—	22,339	—	—	—	—	—	—	—	—
Owner occupied	—	15,167	—	15,167	—	—	—	—	—	—	—	—
Total loans held for sale (2)	—	80,912	—	80,912	—	—	—	—	—	—	—	—
Total	136,456	354,349	459	491,264	$5,408	$166,476	$—	$171,884	$45,984	$29,710	$—	$75,694
_________
(1) There were no loans categorized as “Loss” as of the dates presented.

Classified Loans. Classified loans includes substandard and doubtful loans. The following table presents the activity of classified loans in 2025:

(in thousands)	Year Ended December 31, 2025
	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$25,549	$9,438	$64,876	$66,605	$—	$8	$166,476
Plus: loans downgraded to substandard and doubtful	163,882	31,065	65,973	221,586	—	18,166	500,672
Less: classified loan charge-offs	(2,200)	(249)	(130)	(51,678)	—	(8,785)	(63,042)
Less: classified loans sold, net of charge offs	(4,119)	(8,339)	(38,604)	(35,863)	—	—	(86,925)
Plus: classified loan collections and others	(49,074)	(3,743)	(22,312)	(70,459)	—	(185)	(145,773)
Less: loans upgraded	—	(269)	(564)	(122)	—	—	(955)
Loans held for sale valuation expense	(11,645)	—	(2,107)		—	—	(13,752)
Transferred from Loans to OREO	—	(1,893)			—	—	(1,893)
Balances at end of period	$122,393	$26,010	$67,132	$130,069	$—	$9,204	$354,808

Classified loans increased by $188.3 million, or 113.1%. During 2025, nine CRE loans totaling $139.9 million were downgraded to substandard‑accrual, and three CRE loans totaling $10.0 million were downgraded to non‑performing. Additionally, one land development loan totaling $19.6 million was downgraded to non‑performing. These downgrades were primarily due to the loss of tenants, missed contractual milestones, or debt‑service coverage ratios falling below required covenant levels. In addition, eight commercial loans totaling $87.8 million were downgraded to substandard‑accrual, while sixteen commercial loans totaling $119.7 million were downgraded to non‑performing. The downgrades to commercial loans were primarily driven by updated borrower financial information and missed contractual milestones. Furthermore, three owner‑occupied loan relationships totaling $38.9 million were downgraded to substandard‑accrual, and two owner‑occupied loans totaling $23.7 million were downgraded to non‑performing. Finally, one private banking relationship consisting of a residential loan and a loan collateralized by a vehicle totaling $24.1 million was downgraded to non‑performing. The remaining downgrades involved other smaller classified relationships. These downgrades include five loans classified as held for sale at the lower of cost or fair value totaling $80.9 million as of December 31, 2025.

Downgrades reflect the Company’s enhanced review efforts, supported by a third‑party firm engaged to provide timely evaluations of updated financial information and risk ratings.

Composition of Classified Loans at December 31, 2025
Classified (Accruing) Loans

Classified accruing loans totaled $186.7 million and include 14 large‑balance relationships totaling $184.8 million that remain in accruing status. Classified accruing loans include: (i) seven CRE loans totaling $101.9 million, composed of two hotel loans totaling $43.4 million, one CRE retail totaling $10.9 million, one CRE multi-family totaling $22.4 million, one CRE office totaling $13.6 million, one land development totaling $6.1 million, and one CRE specialty totaling $5.4 million; (ii) four commercial relationships totaling $45.3 million, across the finance and insurance, restaurant, and wholesale industries; (iii) three owner‑occupied relationships totaling $37.6 million; and (iv) smaller balance loans (less than $1 million) totaling $1.9 million.

Non‑Accrual Classified Loans

Non‑accrual classified loans totaled $168.3 million and include 19 large‑balance relationships totaling $150.7 million. Non‑performing classified loans include: (i) three CRE relationships totaling $20.2 million, composed of two CRE retail totaling $4.0 million and one land development relationship totaling $16.2 million; (ii) thirteen commercial relationships totaling $81.4 million across the service, healthcare, construction, wholesale, and retail industries. (iii) four owner‑occupied relationships totaling $24.9 million; (iv) one consumer relationship consisting of a residential home and a vehicle loan totaling $24.1 million; and (v) smaller balance loans (less than $1 million) totaling $17.7 million.
The $16.2 million land development loan relationship discussed above was transferred to held for sale, at the lower of cost or fair value, in the fourth quarter of 2025 and subsequently sold in January 2026. This loan had a principal balance of $19.8 million upon transfer to held for sale and a carrying value of $16.2 million at the time of sale, net of a valuation allowance of $3.6 million recognized in 2025.
Significant New Downgrades to Substandard Accrual and Subsequent Activity
In the fourth quarter of 2025, the Company transferred four loan relationships classified as Substandard and in accrual status from held for investment to held for sale, measured at the lower of cost or fair value. Upon transfer, these loans had an aggregate principal balance of $74 million, and the Company recorded a valuation allowance of $10.2 million in connection with the transfer. In January 2026, the Company subsequently sold three of the four loans referenced above, which had an aggregate carrying value of $49.5 million at the time of sale, and recognized no additional losses on the transaction. Lastly, in the fourth quarter the Company downgraded to Substandard accrual five loan relationships totaling $77.9 million, including commercial loans, CRE and owner occupied, which remained as Substandard as of December 31, 2025.
In the third quarter 2025, the Company downgraded to substandard accrual a total of $55.6 million, which included one CRE loan from Pass, one CRE loan from Special Mention, and two commercial loans from Pass. Additionally, the Company collected a total of $53.0 million in full satisfaction, which included two CRE accruing loans and one commercial non-performing loan. There were no additional charges as a result of this activity.
In the second quarter of 2025, the Company downgraded two loan relationships totaling $21.8 million to Substandard accrual, consisting of equipment finance loans. These loans were subsequently sold in the fourth quarter of 2025. See the “Loans” discussion for additional details on the sale of loans under our former white‑label equipment finance solution in the fourth quarter of 2025.
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

All nonaccrual loans are classified as Substandard or Doubtful. We had no loans in the Loss Category at December 31, 2025.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in 2025:

	Year Ended December 31, 2025
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$361	$—	$5,047	$—	$—	$—	$5,408
Downgrades to Special Mention	176,345	738	44,730	181,593	—	—	403,406
Upgrades to Pass	—	—	(2,380)	—	—	—	(2,380)
Downgrades to Substandard	(63,888)	—	(1,545)	(94,979)	—	—	(160,412)
Special Mention loans sold	—	—	—	—	—	—	—
Payoffs/Paydowns	(24,988)	(5)	(33,367)	(51,206)	—	—	(109,566)
Balances at end of period	$87,830	$733	$12,485	$35,408	$—	$—	$136,456

All special mention loans remained current at December 31, 2025.
As of December 31, 2025, the increase in Special Mention loans was mainly driven by 11 commercial loans and 6 owner-occupied loans in multiple industries totaling $181.6 million and $44.7 million, respectively, 12 CRE loans totaling $177.1 million. These loans were downgraded based on receipt of recent financial information, or missed contractual milestones. While certain milestones were missed by the borrowers, there are acceptable mitigating factors in place, such as adequate loan-to-value, interest reserves or other structural enhancements. These increases were partially offset by $109.6 million in payoffs, $160.4 million in downgrades to Substandard and $2.4 million upgrades to Pass.
Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at December 31, 2025, 2024 and 2023 included:

(in thousands)	2025	2024	2023
Real estate loans
Commercial real estate (CRE)
Nonowner occupied	$73,332	$21,430	$—
Multi-family residential	22,435	—	—
Land development and construction loans	6,139	—	—
	101,906	21,430	—
Single-family residential	44	227	221
Owner occupied	38,399	40,847	78
	140,349	62,504	299
Commercial loans	46,308	—	967
	$186,657	$62,504	$1,266
________
(1) Corresponds to international consumer loans.

At December 31, 2025, total potential problem loans increased $124.2 million compared to 2024. This increase was primarily driven by the downgrade to substandard of nine CRE relationships totaling $139.9 million, composed of two hotel loans totaling $47.0 million, two CRE retail loans totaling $33.3 million, one CRE multifamily loan totaling $22.4 million, two CRE office loans totaling $21.9 million, one land development loan totaling $10.0 million, and one CRE specialty loan totaling $5.4 million. Additional increases included nine commercial relationships totaling $88.9 million across the restaurant, finance and insurance, transportation, and wholesale industries; four owner-occupied relationships totaling $39.7 million and $0.9 million in smaller balance loans.

These downgrades were partially offset by: (i) paydowns of three CRE loans totaling $43.4 million; (ii) one commercial loan totaling $1.3 million; (iii) the partial payoff and sale of an owner-occupied loan totaling $39.6 million; (iv) the sale of two commercial loans totaling $20.6 million; (v) the further downgrade to non-performing of three commercial relationships totaling $20.2 million; (vi) one CRE loan totaling $8.3 million, and (vii) $1.6 million in smaller‑balance paydowns. In addition, the Company recorded a valuation allowance of $10.2 million on loans transferred to held for sale.

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2025, 2024 and 2023. The book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The book value for debt securities classified as held to maturity represents amortized cost less allowance for credit losses (“ACL”), if any. The Company determined that an ACL on its debt securities held to maturity as of December 31, 2023 was not required. The Company held no securities as held to maturity as of December 31, 2025 or 2024.

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Government agency and sponsored enterprise residential MBS	$1,824,510	87.5%	$1,262,640	84.3%	$842,870	56.4%
U.S. Government agency and sponsored enterprise commercial MBS	152,249	7.3%	142,538	9.5%	80,626	5.4%
Non-agency commercial MBS (1)	—	—%	11,792	0.8%	11,220	0.7%
U.S. Government agency and sponsored enterprise obligations	45,455	2.2%	16,682	1.1%	24,588	1.6%
Municipal Bonds	1,669	0.1%	1,585	0.1%	1,668	0.1%
Collateralized Loan Obligations	—	—%	—	—%	4,957	0.3%
Corporate Bonds(2)(3)	—	—%	—	—%	249,582	16.7%
U.S. Treasury Securities	1,000	0.1%	1,933	0.1%	1,991	0.1%
	2,024,883	97.2%	1,437,170	95.9%	1,217,502	81.3%

Debt securities held to maturity (4)	—	—%	—	—%	226,645	15.1%

Equity securities with readily determinable fair value not held for trading(5)	2,548	0.1%	2,477	0.2%	2,534	0.2%

Other securities (6):	57,138	2.7%	58,278	3.9%	50,294	3.4%
	$2,084,569	100.0%	$1,497,925	100.0%	$1,496,975	100.0%

_________________
(1)     Issued by a financial institution.
(2) In 2024, as a result of the Company’s Securities Repositioning strategy, the Company sold its corporate bonds including subordinated debt securities issued by financial institutions. As of December 31, 2023, corporate bonds in the financial services sector represent 1.9% of our total assets, respectively.
(3) As of December 31, 2023, corporate bonds include $10.5 million in “investment-grade” quality securities issued by foreign corporate entities. The securities issuers were from Canada in two different sectors in 2023. The Company limits exposure to foreign investments based on cross border exposure by country, risk appetite and policy. All foreign investments are denominated in U.S. Dollars.
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

As of December 31, 2025, total securities increased $586.6 million, or 39.2%, to $2.1 billion compared to $1.5 billion as of December 31, 2024. The increase in 2025 was mainly driven by: (i) purchases of debt securities available for sale, trading securities and FHLB stock totaling $1.2 billion and (ii) net pre-tax unrealized holding gains on debt securities available for sale of $52.6 million primarily attributable to changes in market interest rates during the period. The increase was partially offset by maturities, sales, calls and pay downs totaling $654.4 million. In the fourth quarter of 2025, we sold the entire trading portfolio for net proceeds of $113.2 million and realized a gain of approximately $2.8 million in connection with the transaction. The Company did not hold investments in trading securities as of December 31, 2025 and 2024.

Debt securities available for sale had net unrealized holding losses of $23.9 million and net unrealized holding gains of $21.7 million at December 31, 2025, compared to net unrealized holding losses of $55.7 million and net unrealized holding gains of $0.9 million at December 31, 2024. In 2025, the Company recorded pre-tax net unrealized holding gains of $52.6 million which are included in accumulated other comprehensive (loss) income for the period. The Company does not intend to sell these debt securities with net unrealized holding losses, and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an allowance for credit losses on these securities as of December 31, 2025 and 2024.

The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at December 31, 2025. Similar to the table above, the book value for debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading is equal to fair market value. The book value for debt securities classified as held to maturity is equal to amortized cost.

December 31, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government Agency and Sponsored Enterprise Obligations	45,455	4.66%	—	—%	2,614	5.25%	18,140	4.44%	24,701	4.75%	—	—%
Municipal Bonds	1,669	2.31%	—	—%	—	—%	356	1.63%	1,313	2.49%	—	—%
U.S. Treasury Securities	1,000	3.57%	—	—%	1,000	3.57%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	152,249	4.13%	—	—%	46,746	3.55%	40,931	3.90%	64,572	4.70%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,824,510	5.00%	—	—%	856	5.70%	6,233	4.48%	1,817,421	5.00%	—	—%
	$2,024,883	4.92%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,548	6.56%	—	—	—	—	—	—	—	—	2,548	6.56%

Other securities	$57,138	6.39%	$—	—%	$—	—%	$—	—%	$—	—%	$57,138	6.39%
	$2,084,569	4.96%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$59,686	6.40%

The investment portfolio’s average effective duration in years was 4.4, 5.2 and 5.0 as of December 31, 2025, 2024 and 2023, respectively. The increase in effective duration in 2025 compared to 2024 primarily due to higher estimated prepayment assumptions. These estimates are computed using multiple inputs that are subject, among other things, to changes in interest rates and other factors that may affect prepayment speeds. Contractual maturities of investment securities are adjusted for anticipated prepayments of amortizing U.S. government sponsored agency debt and enterprise debt securities, which shorten the average lives of these investments.

Goodwill. Goodwill was $19.2 million as of December 31, 2025 and 2024. Goodwill mainly represents the excess of consideration paid over the fair value of the net assets of a savings bank acquired in 2006.

Liabilities
Total liabilities were $8.8 billion at December 31, 2025, a decrease of $173.1 million, or 1.9%, compared to $9.0 billion at December 31, 2024. This was primarily driven by: (i) a decrease of $238.4 million, or 10.7%, in time deposits; (ii) the redemption of $60.0 million of senior notes in April 2025 that were due on June 30, 2025; (iii) a decrease of $33.0 million, or 4.4%, in advances from the FHLB; and (iv) a net decrease of $24.1 million, or 15.9% in accounts payable and accrued and other liabilities, mainly due to a decrease in the valuation of derivative instrument liabilities. These decreases were partially offset by: (i) a net increase of $102.2 million, or 2.5%, in interest-bearing, savings and money market deposits; (ii) an increase of $68.5 million, or 4.6%, in noninterest bearing demand deposits; and (iii) an increase of $11.4 million, or 10.7%, in operating lease liabilities mainly driven by the sale and leaseback of two banking centers in South Florida in 2025. See “Capital Resources and Liquidity Management” for more details on the changes of FHLB advances and subordinated notes and “Deposits” for more details on the changes of total deposits.

Deposits

We continue with our efforts to grow what we define as Core Deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa in 2025. See “Primary Factors Used to Evaluate Our Financial Condition” for more details on Core Deposits.

Total deposits were $7.8 billion at December 31, 2025, a decrease of $67.7 million, or 0.9%, compared to December 31, 2024. The decrease in deposits was mainly due to a net decrease of $238.4 million, or 10.7%, in time deposits. The decrease was partially offset by: (i) a net increase of $102.2 million, or 2.5%, in interest-bearing demand, savings and money market deposits and (ii) an increase of $68.5 million, or 4.6% in noninterest bearing demand deposits.

The net decrease of $238.4 million or 10.7%, in time deposits in 2025 compared to 2024, includes a decrease of $266.4 million, or 38.0%, in brokered time deposits, which was partially offset by an increase of $27.9 million, or 1.8%, in customer CDs.

As of December 31, 2025, brokered deposits were $435.7 million, a decrease of $266.2 million, or 37.9%, compared to $701.9 million at December 31, 2024.

CDARS and ICS reciprocal deposits are offered through the Company’s participation in the IntraFi Network. The network facilitates the placement of customer funds into certificates of deposit, demand deposit, or money market accounts issued by other member banks in increments of less than $250,000. This structure enables customers to receive full FDIC insurance coverage on large balances while the Company retains the relationship. In exchange, the Company accepts reciprocal deposits from other network banks, maintaining overall deposit levels. As of December 31, 2025 and 2024, reciprocal deposits in the Intrafi Network amounted to $939.5 million and $761.7 million, respectively.

In December 2025, we used non-reciprocal deposit placement services through the IntraFi Network. These arrangements allow us to place excess customer deposits to other network participants while maintaining the customer relationship. Under these non-reciprocal placement transactions, customer deposit funds are transferred to other participating institutions. In December 2025, we placed approximately $162.6 million of deposits to other participating institutions. As a result, these deposits were excluded from the Company’s consolidated balance sheets.

Deposits by Country of Domicile
The following table sets forth the deposits by country of domicile of the depositor as of the dates presented.

	December 31,
(in thousands)	2025	2024	2023	2022	2021
Domestic (1)	$5,168,371	$5,278,289	$5,430,059	$4,620,906	$3,137,258
Foreign:
Venezuela (2)	1,910,980	1,889,331	1,870,979	1,911,551	2,019,480
Others	707,583	686,975	593,825	511,742	474,133
Total foreign (3)	2,618,563	2,576,306	2,464,804	2,423,293	2,493,613
Total deposits	$7,786,934	$7,854,595	$7,894,863	$7,044,199	$5,630,871
___________
(1)     Includes brokered deposits of $435.7 million, $701.9 million, $736.9 million, $629.3 million and $387.3 million at December 31, 2025, 2024, 2023, 2022, and 2021, respectively.
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

The following table shows the increase or (decrease), during the year of our domestic and foreign deposits, including Venezuelan resident customer deposits:

	Years Ended December 31,
	2025		2024		2023		2022
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Domestic (1)	$(109,918)	(2.1)%	$(151,770)	(2.8)%	$809,153	17.5%	$1,483,648	47.3%
Foreign:
Venezuela	21,649	1.1%	18,352	1.0%	(40,572)	(2.1)%	(107,929)	(5.3)%
Others	20,608	3.0%	93,150	15.7%	82,083	16.0%	37,609	7.9%
Total foreign	42,257	1.6%	111,502	4.5%	41,511	1.7%	(70,320)	(2.8)%
Total deposits	$(67,661)	(0.9)%	$(40,268)	(0.5)%	$850,664	12.1%	$1,413,328	25.1%
___________
(1)     Domestic deposits, excluding brokered deposits, increased $156.3 million and decreased $116.8 million in 2025 and 2024, respectively, and increased $701.5 million and $1.2 billion in 2023, and 2022, respectively.

Domestic deposits decreased $109.9 million, or 2.1%, in 2025 to $5.2 billion at December 31, 2025 from $5.3 billion at December 31, 2024. This was primarily driven by a decrease of $276.3 million in domestic time deposits mainly in brokered time deposits. The decrease was offset by: (i) a net increase of $158.0 million, in domestic interest-bearing demand, savings and money market deposits and (ii) an increase of $8.4 million in domestic noninterest bearing deposits.

Foreign deposits increased $42.3 million, or 1.6%, in 2025 to $2.6 billion at December 31, 2025 from $2.6 billion at December 31, 2024, primarily driven by increases of: (i) $60.2 million in foreign noninterest bearing deposits, of which $41.0 million are deposits from customers domiciled in Venezuela; and (ii) $37.9 million in foreign time deposits. These increases were partially offset by a net decrease of $55.8 million in foreign interest-bearing demand, savings and money market deposits, of which $26.1 million are deposits from customers domiciled in Venezuela.

Core deposits

Core deposits were $5.8 billion, $5.6 billion and $5.6 billion as of December 31, 2025, 2024 and 2023, respectively. Core deposits represented 74.4%, 71.6% and 70.9% of our total deposits at those dates, respectively. The increase of $170.7 million, or 3.0%, in core deposits in 2025 was mainly driven by the previously mentioned net increase in interest-bearing, savings and money market deposits as well as an increase in non-interest bearing deposits. We define “core deposits” as total deposits excluding all time deposits. The Company remains focused on relationship-driven deposit gathering activities.

Brokered deposits

We utilize brokered deposits primarily as an asset/liability management tool. As of December 31, 2025 and 2024, we had $435.7 million and $701.9 million in brokered deposits, which represented 5.6% and 8.9%, respectively, of our total deposits. Brokered deposits decreased $266.2 million, or 37.9%, in 2025 compared to December 31, 2024, mainly resulting from our planned strategy of reducing these high-cost deposits.

Deposits by Type: Average Balances and Average Rates Paid

The following table sets forth the average daily balance amounts and the average rates paid on our deposits for the periods presented.

	Years Ended December 31,
	2025		2024		2023
(in thousands, except percentages)	Amount	Rates	Amount	Rates	Amount	Rates
Non-interest bearing demand deposits	$1,639,953	—%	$1,461,940	—%	$1,356,538	—%
Interest bearing deposits:
Interest bearing demand, savings and money market deposits (1) (2)	4,371,668	2.61%	4,099,123	3.05%	3,997,011	2.62%
Time Deposits (3)	2,127,602	4.08%	2,302,798	4.59%	2,074,549	3.80%
	6,499,270	3.09%	6,401,921	3.61%	6,071,560	3.03%
	$8,139,223	2.47%	$7,863,861	2.94%	$7,428,098	2.47%
___________
(1)    To emphasize material items, certain line items that were presented separately in prior years have been aggregated into a single line item in this table. This includes interest-bearing demand, savings, and money market deposits. Prior periods have been conformed to this presentation for comparability.
(2)    In the years ended December 31, 2025, 2024 and 2023 includes reciprocal deposits with a total average balance of $1.0 billion (average rate - 3.88%) , $684.3 million (average rate - 5.05%), and $584.0 million (average rate - 5.23%), respectively. In the years ended December 31, 2025, 2024 and 2023, includes brokered deposits with a total average balance of $0.1 million (average rate - 5.22%), $2.9 million (average rate - 5.40%), and $13.3 million (average rate - 5.07%), respectively.
(3)    In the years ended December 31, 2025, 2024 and 2023, includes brokered deposits with average balances of $583.0 million, $691.3 million, and $673.2 million, respectively, with average rates of 4.43%, 5.05%, and 4.36%, respectively.

Large Fund Providers
Large fund providers consists of third party relationships with balances over $20 million. At December 31, 2025 and 2024, our large fund providers, included 20 deposit relationships, respectively, with total balances of $962.3 million and $942.3 million, respectively. The increase in balances from large fund providers in December 31, 2025 was mainly driven by an increase in large deposits from commercial customers as the Company continues its strategic focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of the dates presented.

	December 31,
(in thousands, except percentages)	2025		2024		2023
Less than 3 months	$406,673	31.4%	$386,857	30.4%	$178,102	13.7%
3 to 6 months	382,427	29.5%	349,673	27.5%	239,843	18.4%
6 to 12 months	415,755	32.1%	464,812	36.6%	698,897	53.6%
1 to 3 years	77,859	6.0%	53,745	4.2%	174,792	13.4%
Over 3 years	13,520	1.0%	15,386	1.3%	12,974	0.9%
Total	$1,296,234	100.0%	$1,270,473	100.0%	$1,304,608	100.0%

Short-Term Borrowings.
In addition to deposits, we use short-term borrowings, such as FHLB advances, and less frequently, advances from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
There were no outstanding short-term borrowings at December 31, 2025. Of the $100 million short-term borrowings we had during the year, $20 million matured in the fourth quarter of 2025 and the rest have been repaid. Short-term borrowings outstanding at December 31, 2024, and 2023 matured in January 2025, and 2024, respectively. All of our outstanding short-term borrowings at December 31, 2024 and 2023 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding as of December 31, 2025, 2024 and 2023.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of and for years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Outstanding at period-end	$—	$30,000	$40,000
Average amount	20,000	2,500	49,572
Maximum amount outstanding at any month-end	100,000	30,000	204,863
Weighted average interest rate:
During period	4.08%	4.44%	4.27%
End of period	—%	4.44%	5.46%

Return on Equity and Assets
The following table shows return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Years Ended December 31,
(in thousands, except percentages and per share data)	2025	2024	2023
Net income (loss) attributable to the Company	$52,417	$(15,752)	$32,490
Basic earnings (loss) per common share	1.26	(0.44)	0.97
Diluted earnings (loss) per common share (1)	1.26	(0.44)	0.96

Average total assets	$10,195,288	$9,891,803	$9,452,221
Average stockholders' equity	932,168	792,044	740,630
Net income (loss) attributable to the Company/ Average total assets (ROA)	0.51%	(0.16)%	0.34%
Net income (loss) attributable to the Company / Average stockholders' equity (ROE)	5.62%	(1.99)%	4.39%
Average stockholders' equity / Average total assets ratio	9.14%	8.01%	7.84%

__________________
(1)See Note 23 to our audited consolidated financial statements in this Form 10-K for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share in 2025, 2024 and 2023.

In 2025 the Company had a net income, compared to a net loss in 2024, as a result, the Company had basic and diluted earnings per share in 2025 and 2023, compared to loss per share in 2024. These results were partially offset by an increase in the weighted average number of shares as a result of the Company’s public offering of its Class A common stock that was completed in September 2024.

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

Stockholders’ equity was $938.8 million as of December 31, 2025, an increase of $48.3 million, or 5.4%, compared to $890.5 million as of December 31, 2024. The increase was primarily driven by: (i) net income of $52.4 million in 2025; (ii) a decrease of $38.9 million in total AOCL mainly due to lower after-tax net unrealized holding losses on debt securities available for sale; and (iii) a net aggregate of $5.0 million in stock-based incentive compensation programs. The increase was offset by: (i) an aggregate of $33.0 million of Class A common stock repurchased during the year; and (ii) $15.1 million of dividends declared and paid by the Company in 2025. See more details on the stock repurchase program launched in 2023 further below.

Non-controlling Interest
The Company records net loss attributable to Non-controlling interests in its condensed consolidated statement of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in the interest of Amerant Mortgage, and presents non-controlling interests as a component of stockholders’ equity on the consolidated balance sheets. At December 31, 2024 and 2023, the Company had an ownership interest of 100% in Amerant Mortgage. On December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary of the Company as it increased its ownership interest to 100% effective as of December 31, 2023. Therefore, the Company did not record any loss or gain attributable to non-controlling interest in 2024 and had no equity attributable to the non-controlling interest at December 31, 2025 and 2024. See Note 1 to our audited annual consolidated financial statements in this Form 10-K for detailed information on changes in ownership interest in Amerant Mortgage.

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

Common Stock Repurchases and cancellation of Treasury Shares.

Stock Repurchase Plans Details

On December 19, 2022, the Company announced that the Board of Directors authorized a new repurchase program pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $25 million of its shares of Class A common stock (the “2023 Class A Common Stock Repurchase Program”). On May 29, 2025, the Company announced that the Board of Directors approved an increase in the amount available for repurchases of the Company’s shares of Class A common stock under the 2023 Class A Common Stock Repurchase Program to $25 million. This repurchase program expired on December 31, 2025.

On January 22, 2026, the Company announced that its Board of Directors authorized a new repurchase program (the “2026 Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Repurchase Program will be effective until December 31, 2026.

In 2025 and 2024, the Company repurchased an aggregate of 1,716,084 and 344,326 shares, respectively, of Class A common stock at a weighted average price of $19.23 and $21.94 per share, under the 2023 Class A Common Stock Repurchase Program. The aggregate purchase price for these transactions was $33.0 million and $7.6 million, respectively, in the years ended December 31, 2025 and 2024, including transaction costs. At December 31, 2024, the Company had $12.4 million remaining under this repurchase program, which was fully utilized prior to its expiration on December 31, 2025.

In 2025, 2024 and 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock and Class B common stock previously held as treasury stock, including all shares repurchased in 2025, 2024 and 2023. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2025, 2024 and 2023.
Stock-Based Compensation Awards
The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See “Note 14. Incentive Compensation and Benefit Plan” for additional information about common stock transactions under the Company’s 2018 Equity Plan.

Dividends

Set forth below are the details of dividends declared and paid by the Company for the periods ended December 31, 2025, 2024 and 2023.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
10/22/2025	11/14/2025	11/28/2025	$0.09	$3.7 million
07/23/2025	08/15/2025	08/29/2025	$0.09	$3.8 million
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
10/23/2024	11/14/2024	11/29/2024	$0.09	$3.8 million
07/24/2024	08/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	05/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
10/18/2023	11/14/2023	11/30/2023	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
On January 22, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per-share of the Company’s Class A common stock. The dividend was paid on February 27, 2026, to shareholders of record at the close of business on February 13, 2026.

Liquidity Management
Advances from the FHLB, other borrowings and borrowing capacity
At December 31, 2025 and 2024, the Company had $0.7 billion of outstanding advances from the FHLB. During the year ended December 31, 2025, the Company repaid $0.4 billion of outstanding FHLB advances, and borrowed $0.4 billion from this source. In the third quarter of 2025, the Company restructured $210.0 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at lower interest rates. The new maturity for each contract was approximately three years. The Company incurred an early termination and modification penalty of $3.4 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. The Company recognized $0.4 million, included as part of interest expense, as a result of this amortization. The modifications were not considered a substantial modification in accordance with GAAP.

At December 31, 2025 and 2024 advances from the FHLB had maturities through 2028 and 2029, respectively. At December 31, 2025, advances from the FHLB had fixed interest rates ranging from 3.45% to 4.45% and, a weighted average rate of 4.06% (fixed interest rates ranging from 3.45% to 5.46%, and a weighted average rate of 4.10% at December 31, 2024).
We had $2.1 billion and $1.6 billion of additional borrowing capacity with the FHLB as of December 31, 2025 and 2024, respectively. This additional borrowing capacity is determined by the FHLB. We also maintain borrowing capacity with the Federal Reserve, and relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits. We also have available uncommitted federal funds credit lines with several banks. At December 31, 2025 and 2024, we had no outstanding obligations on uncommitted federal funds lines with banks.

There were no other borrowings as of December 31, 2025 and 2024.
Based on our current outlook, we believe that net income, deposits, advances from the FHLB and available other funding sources will be sufficient to fund liquidity requirements for the next twelve months.

Deposit Network

As part of our liquidity management strategies, we also utilize deposit placement services through the IntraFi Network. These arrangements allow us to place excess customer deposits to other network bank participants while maintaining the customer relationships. Under these placement transactions, the deposit funds are transferred to other participant institutions. As of December 31, 2025, the Company placed approximately $162.6 million of its customer deposits to other participant institutions. In January 2026, the Company no longer had placements of its customer deposits in other network participants through this arrangement.

Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and Subordinated Notes. As previously discussed, on September 27, 2024, the Company completed a public offering of its common stock, which resulted in net proceeds to the Company of $155.8 million recorded in 2024. Following the completion of this offering in 2024, the Company contributed cash totaling $90 million to its Bank subsidiary. The Company held cash and cash equivalents of $17.5 million as of December 31, 2025 and $99.5 million as of December 31, 2024, in funds available to service its Senior Notes, Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity.

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

In December 2025, the Board of Directors of the Bank approved the payment of cash dividend of $20 million by the Bank to the Company. The Company received this dividend in the first quarter of 2026. In July 2025, the Board of Directors of the Bank approved the payment of a cash dividend of $40.0 million by the Bank to the Company.

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
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2025, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well-capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2025 and 2024 was 6.1% and 5.4%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments. See  “Supervision and Regulation - Capital” for more information regarding regulatory capital.
Our Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital ratio	$1,102,426	14.10%	$625,550	8.00%	$781,938	10.00%
Tier 1 capital ratio	983,662	12.58%	469,163	6.00%	625,550	8.00%
Tier 1 leverage ratio	983,662	9.62%	408,990	4.00%	511,237	5.00%
CET1 capital ratio	923,069	11.80%	351,872	4.50%	508,260	6.50%

December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
CET1 capital ratio	915,658	11.21%	367,563	4.50%	530,925	6.50%

December 31, 2023
Total capital ratio	$979,777	12.12%	$646,481	8.00%	$808,101	10.00%
Tier 1 capital ratio	851,787	10.54%	484,860	6.00%	646,481	8.00%
Tier 1 leverage ratio	851,787	8.84%	385,598	4.00%	481,998	5.00%
CET1 capital ratio	790,959	9.79%	363,645	4.50%	525,266	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital ratio	$1,052,893	13.49%	$624,495	8.00%	$780,619	10.00%
Tier 1 capital ratio	963,923	12.35%	468,372	6.00%	624,495	8.00%
Tier 1 leverage ratio	963,923	9.47%	407,159	4.00%	508,949	5.00%
CET1 capital ratio	963,923	12.35%	351,279	4.50%	507,402	6.50%

December 31, 2024
Total capital ratio	$1,047,759	12.84%	$652,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
CET1 capital ratio	956,861	11.73%	367,112	4.50%	530,273	6.50%

December 31, 2023
Total capital ratio	$923,113	12.10%	$610,149	8.00%	$762,686	10.00%
Tier 1 capital ratio	837,970	10.99%	457,612	6.00%	610,149	8.00%
Tier 1 leverage ratio	837,970	9.27%	361,655	4.00%	452,069	5.00%
CET1 capital ratio	837,970	10.99%	343,209	4.50%	495,746	6.50%

The Basel III Capital Rules revised the definition of capital and describe the capital components and eligibility criteria for CET1 capital, additional Tier 1 capital and Tier 2 capital. See “Item 1. Business - Supervision and Regulation” for detailed information.

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

	December 31,
(in thousands)	2025	2024	2023
Commitments to extend credit	$1,605,254	$1,389,894	$1,305,816
Letters of credit	179,288	149,029	29,605
	$1,784,542	$1,538,923	$1,335,421

Commitments to extend credit increased $215.4 million, or 15.5%, as of December 31, 2025 compared to December 31, 2024. This was mainly driven by an increase in commercial real estate loan commitments.
The Company uses interest rate swaps and other derivative instruments as part of its normal business operations. See “Note 12- Derivative Instruments” to our consolidated financial statements for details.

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
The table below summarizes, by remaining maturity, our significant contractual cash obligations as of December 31, 2025. Amounts in this table reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. All other contractual cash obligations on this table are reflected in our consolidated balance sheet.
As of December 31, 2025 we had the following contractual cash obligations:

		Payments Due Date
(in thousands)	Total	Less than one year	One to three years	Over three to five years	More than five years
Operating lease obligations	$235,458	$16,090	$32,713	$31,708	$154,947

Time deposits	1,996,039	1,616,535	332,106	46,686	712
Borrowings:
FHLB advances	711,984	—	206,984	505,000	—
Subordinated notes	30,000	—	—	—	30,000
Junior subordinated debentures	64,178	—	—	—	64,178
Contractual interest payments (1)	199,892	88,944	69,279	18,063	23,606
	$3,237,551	$1,721,569	$641,082	$601,457	$273,443
__________________
(1)    Calculated assuming a constant interest rate as of December 31, 2025.
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
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumes the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses are below the Loss Cap as of that date, the Company will pay the difference to the borrower by June 30, 2026. The Company is currently unable to estimate the difference between the actual credit losses that may be incurred through June 30, 2026 and the Loss Cap. As of December 31, 2025, the amount remaining to be covered towards the "Loss Cap" was $4.6 million. As part of the Wind-down Agreement, the borrower has agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “Fund”). The Company is currently committed to making future contributions to the Fund for a total of $4.6 million at December 31, 2025.

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

Securities. Securities generally must be classified as held to maturity, or HTM, debt securities available-for-sale, or AFS, trading or, equity securities with readily available fair values. Securities classified as HTM, if any, are securities we have both the ability and intent to hold until maturity and are carried at amortized cost, less any allowance for credit losses. Trading securities, if we had any, would be held primarily for sale in the near term to generate income. Debt securities that do not meet the definition of trading or HTM are classified as AFS.

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

The fair values of assets and liabilities may include adjustments for various factors, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls including validation controls, for which we utilize both broker and pricing service inputs. Data from these services may include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business. For additional information, see Note 20 of our audited consolidated financial statements.

Allowance for Credit Losses

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
With respect to modifications made to borrowers experiencing financial difficulty, a significant change to the ACL is generally not recorded upon modification since the effect of these modifications is already included in the ACL given the measurement methodologies used to estimate the ACL. From time to time, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.
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

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectable. These loans are considered uncollectable when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) when there is a loss of value represented by the carrying value of a collateral-dependent loan exceeding the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) when closed-end retail loans become past due 90 days or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.

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

Goodwill primarily represents the excess of consideration paid over the fair value of the net assets acquired in transactions recorded as business combinations. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis in the fourth quarter, or on an interim basis if events or circumstances indicate a potential impairment. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount which includes goodwill (“Step 0”). If the results of Step 0 indicate that more likely than not the reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the reporting unit relative to its carrying amount, including goodwill (“Step 1”). The Company may also elect to bypass Step 0 and begin with Step 1. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, then an impairment loss exists and is recognized in an amount equal to that excess, limited to the total amount of goodwill. As a result of this evaluation, the Company concluded that goodwill was not impaired as of December 31, 2025. We have applied significant judgment for annual goodwill impairment testing purposes. Future negative changes may result in potential impairments in future periods.

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

Recently Issued Accounting Pronouncements. We have evaluated new accounting pronouncements that have recently been issued and have determined that certain of these new accounting pronouncements should be described in this section because, upon their adoption, there could be a significant impact to our operations, financial condition or liquidity in future periods. Please refer to Note 1 of our audited consolidated financial statements in this Form 10-K for a detailed discussion of recently issued accounting pronouncements that have been adopted by us that will require enhanced disclosures in our financial statements in future periods.]

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

Our market risk is jointly monitored by the Treasury unit, which reports to our Chief Financial Officer, and the Market Risk and Analytics unit, which reports to our Chief Risk Officer. Their primary responsibilities are identifying, measuring, monitoring and controlling interest rate and liquidity risks and balance sheet asset/liability management, or ALM. It also assesses and monitors the price risk of the Company’s investment activities, which represents the risk to earnings and capital arising from changes in the fair market value of our investment portfolio.
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

The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	December 31,
(in thousands, except percentages)	2025		2024
Change in Interest Rates (Basis points)
Increase of 200	$29,555	9.2%	$24,427	6.8%
Increase of 100	23,330	7.3%	19,262	5.3%
Decrease of 100	(14,970)	(4.7)%	(13,550)	(3.8)%
Decrease of 200	(32,418)	(10.1)%	(30,120)	(8.3)%
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

Net interest income in the base scenario, was $320.0 million in December 31, 2025 compared to $361.0 million reported in December 31, 2024. This was mainly due to: (i) the slowdown in time deposit repricing; (ii) the replacement of higher-yielding loans that were repaid, charged-off, or sold with lower-yielding assets, driven by market rates and compression in spreads on new loan originations, and (iii) higher cash balances during the year.

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

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	December 31,
	2025	2024
Change in Interest Rates (Basis points)
Increase of 200	(13.32)%	(13.61)%
Increase of 100	(3.90)%	(4.86)%
Decrease of 100	1.79%	3.82%
Decrease of 200	(0.67)%	4.50%
__________________
(1) Represents the percentage of equity change in a static balance sheet analysis assuming interest rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The increase in sensitivity of EVE from changes in interest rates as of December 31, 2025 for the 200 and 100 basis point increase buckets are principally attributed to the changes in the composition of the balance sheet becoming more asset sensitive compared to December 31, 2024.

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of December 31, 2025 and 2024:

	Change in market value (1)
	December 31,
(in thousands)	2025	2024
Change in Interest Rates (Basis points)
Increase of 200	$(206,181)	$(150,674)
Increase of 100	(97,431)	(72,777)
Decrease of 100	64,457	68,177
Decrease of 200	99,370	122,109
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks that are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The average duration of our investment portfolio decreased to 4.4 years at December 31, 2025 compared to 5.2 years at December 31, 2024. The decrease in duration was primarily due to higher estimated prepayment assumptions as a result of lower mortgage rates.

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

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of December 31, 2025. This information may not be indicative of our interest rate sensitivity position at other points in time.

	December 31, 2025
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$470,155	$409,444	$—	$—	$—	$60,711
Securities:
Debt available for sale	2,024,883	423,933	459,732	339,234	801,984	—
Marketable equity securities	2,548	2,548	—	—	—	—
Federal Reserve and FHLB stock	57,138	41,022	—	—	—	16,116
Loans held for sale - performing (1)	67,644	67,644	—	—	—	—
Loans held for investment - performing (2)	6,474,497	4,648,486	857,311	376,538	592,162	—
Earning Assets	$9,096,864	$5,593,077	$1,317,043	$715,772	$1,394,146	$76,827
Liabilities
Interest bearing demand, savings and money market deposits	4,217,468	4,217,468	—	—	—	—
Time deposits	1,996,039	1,624,363	327,998	43,209	469	—
FHLB advances (3)	711,984	—	206,984	505,000	—	—
Subordinated Notes	29,795	—	—	—	29,795	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	$7,019,464	$5,906,009	$534,982	$548,209	$30,264	$—
Interest rate sensitivity gap		(312,932)	782,061	167,563	1,363,882	76,827
Cumulative interest rate sensitivity gap		(312,932)	469,129	636,692	2,000,574	2,077,401
Earnings assets to interest bearing liabilities (%)		94.7%	246.2%	130.6%	4,606.6%	N/M

__________________
(1) “Loans held for sale - performing” excludes $16.2 million of non-performing loans held for sale
(2)     “Loans held for investment - performing” excludes $$155.2 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
(3) Includes FHLB advances in the amount of $435.0 million set to mature in 2027 or later, which contain quarterly callable features.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the framework in Internal Control - Integrated Framework 2013 promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based upon that assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

The Company’s internal control over financial reporting as of December 31, 2025, has been audited by RSM US LLP, the Company’s independent registered public accounting firm, as stated in their accompanying report which is included in Item 15.1 Consolidated Financial Statements of this Form 10-K.

Item 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.
The information required under this Item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
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
3) List of Exhibits
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger, dated November 18, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 19, 2021)
2.2	Agreement and Plan of Merger, dated November 17, 2021, between the Company and Amerant Merger SPV Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2021)
3.1	Second Amended and Restated Articles of Incorporation of Amerant Bancorp Inc., dated November 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 19, 2021)
3.3	Amended and Restated Bylaws of Amerant Bancorp Inc., dated October 18, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 24, 2023)
4.1	Declaration of Trust, made as of December 6, 2002, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.2	Indenture, dated as of December 19, 2002, between Commercebank Holding Corporation and Wilmington Trust Company *
4.3	Guarantee Agreement, dated as of December 19, 2002, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.4	Declaration of Trust, made as of March 26, 2003, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.5	Indenture, dated as of April 10, 2003, between Commercebank Holding Corporation and Wilmington Trust Company *
4.6	Guarantee Agreement, dated as of April 10, 2003, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.7	Declaration of Trust, made as of March 17, 2004, by and between Commercebank Holding Corporation and Wilmington Trust Company *
4.8	Indenture, dated as of March 31, 2004, between Commercebank Holding Corporation and Wilmington Trust Company *
4.9	Guarantee Agreement, dated as of March 31, 2004, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.10	Declaration of Trust, made on September 8, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.11	Indenture, dated as of September 21, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.12	Guarantee Agreement, dated as of September 21, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *

Exhibit Number	Description
4.13	Declaration of Trust, made on November 28, 2006, by and among Commercebank Holding Corporation, Wilmington Trust Company, Alberto Peraza and Ricardo Alvarez *
4.14	Indenture, dated as of December 14, 2006, between Commercebank Holding Corporation and Wilmington Trust Company *
4.15	Guarantee Agreement, dated as of December 14, 2006, executed and delivered by Commercebank Holding Corporation and Wilmington Trust Company *
4.16	Form of Indenture between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form S-3 filed on June 23, 2023 SEC File No. 333-272886)
4.17	Indenture, dated as of March 9, 2022, among the Company, Amerant Florida Bancorp Inc., and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 9, 2022)
4.18	Form of Guarantee (included in Exhibit 4.21)
4.19	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.23 to the Form 10-K filed on March 7, 2024)
10.1	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Stock Settled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 28, 2018, SEC File No. 001-38534)**
10.2	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, SEC File No. 001-38534)**
10.3
Amendment to the Amerant Bank, N.A Executive Deferred Compensation Plan dated December 10, 2018 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2018, filed on April 1, 2019, SEC File No. 001-38534)**

10.4	Form of Change in Control Severance Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Executive (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 23, 2022)**
10.5	Amerant Bancorp Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022)
10.6	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023)**
10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2023)**
10.8	Lease, dated as of December 15, 2021, between FNLI Audax LLC and 220 Alhambra Properties LLC. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 4, 2022)
10.9	Change in Control Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and Mr. Iafigliola, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 3, 2023)**
10.10	Form of Change in Control Agreement between Amerant Bank, N.A, Amerant Bancorp Inc. and executive (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2023)**
10.11
Amended and Restated Employment Agreement, effective January 1, 2024, between Amerant Bank, N.A, Amerant Bancorp Inc. and Gerald P. Plush (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2024)**

10.12
Asset Sale Agreement by and between Amerant Bank, N.A. and PFSS 2 SUB III (C), LLC dated January 12, 2024 portions of this exhibit have been omitted (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2024)*

10.13
Master Loan Sale Agreement by and between Amerant Bank N.A., Temple View Capital Funding, LP and TVC Funding VII, LLC dated December 27, 2024. Portions of this exhibit have been omitted (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2025)

10.14	Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 from the Form 8-K filed on February 18, 2025)**
10.15	Separation Agreement and General Release, dated February 14, 2025 (incorporated by reference to Exhibit 10.1 from the Form 8-K/A filed on February 18, 2025)**

Exhibit Number	Description
10.16
Form of Change in Control Agreement EMC members - Approved September 2025 (incorporated by reference to Exhibit 10.1 from the Form 10-Q for the quarter ended September 30, 2025, filed on October 31, 2025, SEC File No. 001-38534)**

10.17	Separation Agreement and General Release, dated September 23, 2025 (incorporated by reference to Exhibit 10.1 from the Form 8-K/A filed on September 26, 2025)**, ****
10.18	Asset Sale Agreement by and between Amerant Bank, N.A. and Peachtree, dated December 31, 2025 (incorporated by reference to Exhibit 10.1 from the Form 8-K filed on January 7, 2026)****
10.19	Form of Restrictive Covenant Agreement***
10.20	Form of Performance Based Restricted Stock Unit Agreement**, ***
19.1	Insider Trading Policy***
21.1	List of Subsidiaries of Amerant Bancorp Inc
23.1	Consent of RSM US LLP.
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice-President and Interim Chief Executive Officer

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice-President and Chief Financial Officer

32.1
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice-President and Interim Chief Executive Officer ***

32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice-President and Chief Financial Officer ***

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
*** Furnished hereby.
**** An exhibit of the agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of such omitted exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished. Additionally, portions of this agreement have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are (i) not material and (ii) are the type of information the registrant customarily and actually treats as private or confidential.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERANT BANCORP INC.
February 27, 2026	By:	/s/ Carlos Iafigliola
Date	Name:	Carlos Iafigliola
	Title:	Director, SEVP and Interim Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlos Iafigliola	Director, SEVP and Interim Chief Executive Officer (Principal Executive Officer)	February 27, 2026
Carlos Iafigliola
/s/ Sharymar Calderon	Senior Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Sharymar Calderon
/s/ Armando D. Fleitas	Executive Vice-President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Armando D. Fleitas
/s/ Odilon Almeida Júnior	Chair and Director	February 27, 2026
Odilon Almeida Júnior
/s/ Pamella J. Dana	Director	February 27, 2026
Pamella J. Dana
/s/ Erin Knight	Director	February 27, 2026
Erin Knight
/s/ Jack Kopnisky	Director	February 27, 2026
Jack Kopnisky
/s/ Lisa Lutoff-Perlo	Director	February 27, 2026
Lisa Lutoff-Perlo
/s/ Gustavo Marturet M.	Director	February 27, 2026
Gustavo Marturet M.
/s/ Patricia Morrison	Director	February 27, 2026
Patricia Morrison
/s/ John W. Quill	Director	February 27, 2026
John W. Quill
/s/ Ashaki Rucker	Director	February 27, 2026
Ashaki Rucker
/s/ Oscar Suarez	Director	February 27, 2026
Oscar Suarez
/s/ Millar Wilson	Director	February 27, 2026
Millar Wilson

Item 15.1 CONSOLIDATED FINANCIAL STATEMENTS.
AMERANT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amerant Bancorp Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Held for Investment
As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses for loans held for investment (allowance or allowance for credit losses) totaled $79 million as of December 31, 2025. The allowance for credit losses is an estimate of life-of-loan losses for the Company’s loans held for investment. The allowance is a valuation account that is deducted from the carrying amount of loans held for investment.

The allowance consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The allowance for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (PD) and loss given default (LGD) which are derived from various vendor models and/or internally developed model estimation approaches for smaller homogenous loans.

The determination of the pooled component of the allowance involves a high degree of subjectivity from management and requires significant estimation of future economic scenarios, which management weights based on the Company’s economic outlook and relevant information about past events, current conditions, and reasonable and supportable forecasts. For commercial loans held for investment above $3 million, management estimates the LGD based on the Company’s own loss experience based on specific risk characteristics. Management estimates the LGD for commercial real estate loans based on vendor models using property and loan risk characteristics.

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

The estimation of the allowance for pools of loans that share similar risk characteristics involves inputs and assumptions, many of which are derived from a vendor and internally developed models. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable economic forecast scenarios, PD, LGD and prepayment rates. These specified inputs and assumptions require management to apply a significant amount of judgment and involve a high degree of estimation.

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

–Evaluated the reasonableness of management’s judgments and support around significant input assumptions used with current economic scenarios, trends and conditions.

–Evaluating the scope, sufficiency of procedures performed by the model validator and results driven from the process used by management in validating the model’s performance, including model output-outcome testing.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Fort Lauderdale, Florida
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amerant Bancorp Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Amerant Bancorp Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 27, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Fort Lauderdale, Florida
February 27, 2026

Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2025	December 31, 2024
Assets
Cash and due from banks and restricted cash	$53,478	$63,562
Interest earning deposits with banks	409,444	519,853
Other short-term investments	7,233	6,944
Cash and cash equivalents	470,155	590,359
Securities
Debt securities available for sale	2,024,883	1,437,170
Equity securities with readily determinable fair value not held for trading	2,548	2,477
Federal Reserve Bank and Federal Home Loan Bank stock	57,138	58,278
Securities	2,084,569	1,497,925
Loans held for sale, at lower of cost or fair value	80,912	—
Mortgage loans held for sale, at fair value	2,932	42,911
Loans held for investment, gross	6,613,391	7,228,411
Less: allowance for credit losses	79,276	84,963
Loans held for investment, net	6,534,115	7,143,448
Bank owned life insurance	260,644	243,547
Deferred tax assets, net	35,566	53,543
Operating lease right-of-use assets	110,588	100,028
Goodwill	19,193	19,193
Accrued interest receivable and other assets	178,344	210,780
Total assets	$9,777,018	$9,901,734
Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$1,573,301	$1,504,755
Interest bearing demand, savings and money market deposits	4,217,594	4,115,395
Time	1,996,039	2,234,445
Total deposits	7,786,934	7,854,595
Advances from the Federal Home Loan Bank	711,984	745,000
Senior notes	—	59,843
Subordinated notes	29,795	29,624
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	117,456	106,071
Accounts payable, accrued liabilities and other liabilities	127,869	151,956
Total liabilities	8,838,216	9,011,267
Commitments and Contingencies (Note 19)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 40,595,273 shares issued and outstanding (42,127,316 shares issued and outstanding at December 31, 2024)	4,058	4,214
Additional paid in capital	316,067	343,828
Retained earnings	619,552	582,231
Accumulated other comprehensive loss	(875)	(39,806)
Total stockholders' equity	938,802	890,467
Total liabilities and stockholders' equity	$9,777,018	$9,901,734
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest income
Loans	$479,425	$505,484	$475,405
Investment securities	95,912	67,291	54,860
Interest earning deposits with banks and other interest income	22,091	22,814	18,314
Total interest income	597,428	595,589	548,579

Interest expense
Interest bearing demand, savings and money market deposits	114,013	125,129	104,907
Time deposits	86,891	105,780	78,829
Advances from the Federal Home Loan Bank	29,264	29,303	28,816
Senior notes	1,020	3,767	3,766
Subordinated notes	1,445	1,444	1,445
Junior subordinated debentures	4,108	4,206	4,345
Securities sold under agreements to repurchase	2	3	7
Total interest expense	236,743	269,632	222,115
Net interest income	360,685	325,957	326,464
Provision for credit losses	42,596	60,460	61,277
Net interest income after provision for credit losses	318,089	265,497	265,187

Noninterest income
Deposits and service fees	20,099	20,156	19,376
Brokerage, advisory and fiduciary activities	20,021	17,984	17,057
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	12	1,617	40,084
Loan level derivative income	8,482	7,044	4,580
Change in cash surrender value of bank owned life insurance	10,096	9,280	5,173
Cards and trade finance servicing fees	6,022	5,514	3,067
Derivative (losses) gains, net	(3,355)	(196)	28
Securities gains (losses), net	5,100	(76,855)	(10,989)
Gain on sale of Houston Franchise	—	12,636	—
Other noninterest income	12,136	12,729	9,120
Total noninterest income	78,613	9,909	87,496

Noninterest expense
Salaries and employee benefits	143,234	137,082	133,506
Occupancy and equipment	22,647	27,127	27,843
Professional and other services fees	61,103	51,088	34,569
Telecommunication and data processing	13,128	12,223	15,485
Advertising expenses	15,983	14,492	12,811
Loan level derivative expense	4,226	2,420	1,910
Contract termination costs	7,483	—	1,550
FDIC assessments and insurance	11,427	11,575	10,601
Depreciation and amortization	6,686	6,600	6,842
Other real estate owned and repossessed assets expense, net	851	4,837	2,092
Losses on loans held for sale carried at the lower of cost or fair value	15,731	13,900	43,057
Other operating expenses	28,062	18,146	21,089
Total noninterest expenses	330,561	299,490	311,355
Income (loss) before income tax expense (benefit)	66,141	(24,084)	41,328
Income tax (expense) benefit	(13,724)	8,332	(10,539)
Net income (loss) before attribution of noncontrolling interest	52,417	(15,752)	30,789
Noncontrolling interest	—	—	(1,701)
Net income (loss) attributable to Amerant Bancorp Inc.	$52,417	$(15,752)	$32,490
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Other comprehensive income, net of tax
Net unrealized holding gains (losses) on debt securities available for sale arising during the period	$40,825	$(19,531)	$9,357
Net unrealized holding gains (losses) on cash flow hedges arising during the period	357	230	(15)
Reclassification adjustment for items included in net income	(2,251)	50,291	497
Other comprehensive income	38,931	30,990	9,839
Comprehensive income	$91,348	$15,238	$42,329

Earnings (Loss) Per Share (Note 23)
Basic Earnings (loss) per common share	$1.26	$(0.44)	$0.97
Diluted Earnings (loss) per common share	$1.26	$(0.44)	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Each of the Three Years Ended December 31, 2025

	Common Stock		Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders' Equity
	Shares Outstanding	Issued Shares - Par Value
(in thousands, except share data)	Class A	Class A		Treasury Stock
Balance at December 31, 2022	33,815,161	$3,382	$194,694	$—	$590,375	$(80,635)	$707,816	$(2,090)	$705,726
Repurchase of Class A common stock	(259,853)	—	—	(4,933)	—	—	(4,933)	—	(4,933)
Treasury stock retired	—	(26)	(4,907)	4,933	—	—	—	—	—
Restricted stock issued	10,440	1	(1)	—	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	65,526	7	(7)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	10,621	1	(1)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(53,607)	(5)	(1,422)	—	—	—	(1,427)	—	(1,427)
Restricted stock forfeited	(41,973)	(4)	4	—	—	—	—	—	—
Stock issued for employee stock purchase plan	56,927	5	1,357	—	—	—	1,362	—	1,362
Stock-based compensation expense	—	—	6,775	—	—	—	6,775	—	6,775
Dividends Paid	—	—	—	—	(12,063)	—	(12,063)	—	(12,063)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	32,490	—	32,490	—	32,490
Net loss attributable to noncontrolling-interest shareholders	—	—	—	—	—	—	—	(1,701)	(1,701)
Transfer of subsidiary shares from noncontrolling interest	—	—	(3,791)	—	—	—	(3,791)	3,791	—
Other comprehensive income	—	—	—	—	—	9,839	9,839	—	9,839
Balance at December 31, 2023	33,603,242	$3,361	$192,701	$—	$610,802	$(70,796)	$736,068	$—	$736,068
Repurchase of Class A common stock	(344,326)	—	—	(7,556)	—	—	(7,556)	—	(7,556)
Common stock issuance	8,684,210	868	154,882	—	—	—	155,750	—	155,750
Treasury stock retired	—	(34)	(7,522)	7,556	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	138,027	14	(14)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	125,271	13	(13)	—	—	—	—	—	—
Restricted stock, restricted stock units and performance stock units surrendered	(105,173)	(11)	(2,376)	—	—	—	(2,387)	—	(2,387)
Restricted stock forfeited	(29,342)	(3)	3	—	—	—	—	—	—
Stock issued for employee stock purchase plan	55,407	6	1,120	—	—	—	1,126	—	1,126
Stock-based compensation expense	—	—	5,047	—	—	—	5,047	—	5,047
Dividends Paid	—	—	—	—	(12,819)	—	(12,819)	—	(12,819)
Net loss attributable to Amerant Bancorp Inc.	—	—	—	—	(15,752)	—	(15,752)	—	(15,752)
Other comprehensive income	—	—	—	—	—	30,990	30,990	—	30,990
Balance at December 31, 2024	42,127,316	$4,214	$343,828	$—	$582,231	$(39,806)	$890,467	$—	$890,467
Repurchase of Class A common stock	(1,716,084)	—	—	(33,000)	—	—	(33,000)	—	(33,000)
Treasury stock retired	—	(174)	(32,826)	33,000	—	—	—	—	—
Issuance of common shares for restricted stock unit vesting	145,732	15	(15)	—	—	—	—	—	—
Issuance of common shares for performance shares unit vesting	38,343	4	(4)	—	—	—	—	—	—
Restricted stock and restricted stock units and performance stock units surrendered	(58,575)	(6)	(1,309)	—	—	—	(1,315)	—	(1,315)
Restricted stock forfeited	(5,493)	(1)	1	—	—	—	—	—	—
Stock issued for employee stock purchase plan	64,034	6	1,413	—	—	—	1,419	—	1,419
Stock-based compensation expense	—	—	4,979	—	—	—	4,979	—	4,979
Dividends Paid	—	—	—	—	(15,096)	—	(15,096)	—	(15,096)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	52,417	—	52,417	—	52,417
Other comprehensive income	—	—	—	—	—	38,931	38,931	—	38,931
Balance at December 31, 2025	40,595,273	$4,058	$316,067	$—	$619,552	$(875)	$938,802	$—	$938,802
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income (loss) before attribution of noncontrolling interest	$52,417	$(15,752)	$30,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for credit losses	42,596	60,460	61,277
Net premium amortization on securities	2,200	4,563	4,850
Depreciation and amortization	6,686	6,600	6,842
Stock-based compensation expense	4,979	5,047	6,775
Losses on loans held for sale carried at the lower of cost or fair value	15,731	13,900	43,057
Loss on sale of repossessed assets	—	—	2,649
Impairment on investment carried at cost	—	—	1,963
Change in cash surrender value of bank owned life insurance	(10,096)	(9,280)	(5,173)
Securities (gains),losses, net	(5,100)	76,855	10,989
Derivative losses (gains), net	3,355	196	(28)
Gain on sale of loans, net	(5,357)	(8,140)	(4,355)
Gain on sale of Houston Franchise	—	(12,636)	—
Deferred taxes and others	5,720	165	(5,508)
Gain on early extinguishment of advances from the FHLB, net	(12)	(1,617)	(40,084)
Proceeds from sales and repayments of mortgage loans originated for sale (at fair value)	143,662	380,810	286,504
Originations and purchases of mortgage loans originated for sale (at fair value)	(107,512)	(419,145)	(343,524)
Net changes in operating assets and liabilities
Accrued interest receivable and other assets	8,233	3,776	(34,449)
Account payable, accrued liabilities and other liabilities	(20,522)	(3,608)	4,147
Net cash provided by operating activities	136,980	82,194	26,721

Cash flows from investing activities
Purchases of investment securities:
Available for sale	(1,058,819)	(735,610)	(264,094)
Trading Securities	(118,444)	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	(8,360)	(51,034)	(83,119)
Equity securities with readily determinable fair value not held for trading	—	—	(2,500)
	(1,185,623)	(786,644)	(349,713)
Maturities, sales, calls, paydowns and redemptions of investment securities:
Available for sale	523,706	694,080	104,191
Held to maturity	—	9,622	14,718
Trading	121,242	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	9,500	43,050	88,400
Equity securities with readily determinable fair value not held for trading	—	—	11,168
	654,448	746,752	218,477
Proceeds from surrender of bank owned life insurance	—	62,741	—
Net decrease (increase) in loans	343,419	(1,062,783)	(509,687)
Proceeds from loan portfolio sales	137,923	543,146	109,224
Purchase of bank owned life insurance	(7,000)	—	(65,015)
Net cash transferred on sale of Houston Franchise	—	(73,912)	—
Purchases of premises and equipment and others	(7,745)	(7,401)	(10,933)
Proceeds from sales of premises and equipment	14,113	205	535
Proceeds from sales of repossessed assets and other real estate owned	2,661	—	2,464
Cash paid in business acquisition, net	—	—	(1,970)
Proceeds from bank owned life insurance death benefit	—	1,232	—
Net cash used in investing activities	(47,804)	(576,664)	(606,618)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	170,745	256,946	281,822
Net (decrease) increase in time deposits	(238,406)	270,595	568,842
Proceeds from advances from the Federal Home Loan Bank	380,000	1,462,500	1,955,000
Repayments of advances from the Federal Home Loan Bank	(413,375)	(1,360,883)	(2,176,977)
Redemption of senior notes	(60,000)	—	—
Repurchase of common stock-Class A	(33,000)	(7,556)	(4,933)
Dividends paid	(15,096)	(12,819)	(12,063)
Net proceeds from issuance of common stock	—	155,750	—
Disbursements arising from stock based compensation, net	(248)	(1,576)	(523)
Net cash (used in) provided by financing activities	(209,380)	762,957	611,168
Net (decrease) increase in cash and cash equivalents and restricted cash	(120,204)	268,487	31,271

Cash and cash equivalents and restricted cash
Beginning of period	590,359	321,872	290,601
End of period	$470,155	$590,359	$321,872
The accompanying notes are an integral part of these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

The Bank has been serving the communities in which it operates for over 40 years. The Bank has 23 Banking Centers, including 21 located in South Florida, and two in Tampa, FL. As the main operating subsidiary of the Company, the Bank offers a wide variety of domestic, international, personal and commercial banking services. Investment, trust, fiduciary and wealth management services are provided through the Bank’s operating subsidiary Amerant Investments. Amerant Bank offers a full complement of residential lending solutions including conventional, construction, Jumbo loans, and other residential lending product offerings. The Company’s main activities are concentrated in its primary markets, with domestic customers located within those markets, and with international customers mainly located in Latin America. The Company does not have any significant concentrations to any one customer.

Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand-Cayman (the “Cayman Bank”) are subsidiaries of the Bank. The Company is in the process of winding down and dissolving both Amerant Mortgage and the Cayman Bank, which the Company expects to complete in 2026 once any and all applicable regulatory approvals are received.

In May 2021, the Company incorporated its wholly owned subsidiary, Amerant SPV, LLC, or Amerant SPV. From time to time, the Company may evaluate select opportunities to invest and acquire non-controlling interests, through Amerant SPV, in companies it partners with, or may acquire non-controlling interests of fintech and specialty finance companies that the Company believes will be strategic or accretive. In addition, through Amerant SPV, we may also invest in companies and funds that invest in technology companies that are developing solutions aimed at allowing financial institutions and community banks to more effectively compete and serve their customers.

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
December 31, 2025, 2024 and 2023

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
(3)Includes operating lease liabilities for $7.1 million, $5.1 million in derivative liabilities and $0.5 million in accrued interest payable.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Public Offering and Securities Repositioning

On September 27, 2024, the Company completed a public offering of 8,684,210 shares of its Class A voting common stock, at a price to the public of $19.00 per share, which included 784,210 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock (the “Public Offering”). The total gross proceeds from the offering were approximately $165.0 million, with net proceeds of approximately $155.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has used the net proceeds of the Public Offering for general corporate purposes and to support its continued organic growth, including, among other things, resolution of non-performing loans, and repositioning of the Company’s securities portfolio.
Upon successfully completing the Public Offering, the Company initiated a repositioning of the Company’s securities portfolio (the “Securities Repositioning”). The Securities Repositioning consisted of the following actions: (i) transfer at their fair value (which was below their amortized cost) of all of the Company’s debt securities previously classified as held to maturity and carried at amortized cost to the available for sale category; (ii) sale of all corporate notes and subordinated debt; and (iii) sale of all other debt securities classified as available for sale (including those previously classified as held to maturity) with a book yield of less than 2.75%. As a result of the Securities Repositioning, the Company recorded a total pre-tax loss of approximately $68.5 million in the three and nine months ended September 30, 2024. The Company completed the Securities Repositioning in October 2024, which resulted in an additional pre-tax loss on sale of approximately $8.1 million. See “Note 3. Securities” for additional information on the Company’s securities portfolio.
Contract Termination Costs

In the fourth quarter of 2025, the Company recorded contract termination costs of $7.5 million, primarily related to the termination of advertising contracts consisting of multi-year sports partnerships, as well as the termination of a third-party loan origination agreement under a white-label program. In 2024, there were no contract termination costs.

In 2023, in connection with the implementation of a new technology service agreement executed in prior years, the Company recorded contract termination and related costs of approximately of $1.6 million in 2023. The Company did not incur significant contract termination costs after 2023 in connection with the implementation of this agreement.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Stock Repurchase Programs

The Company’s Board of Directors authorized repurchase programs in each of 2025, 2024 and 2023, pursuant to which the Company may purchase, from time to time, its shares of Class A common stock.

On December 11, 2024, the Company announced that the Board of Directors approved to extend the expiration date of the then in effect stock repurchase program to December 31, 2025 (the “Stock Repurchase Program”) . As of December 11, 2024, there was approximately $12.4 million available for repurchases under the Stock Repurchase Program. On May 28, 2025, the Company announced that the Board of Directors approved an increase in the amount available for repurchase under the Stock Repurchase Program to $25 million. As of December 31, 2025, the Stock Repurchase Program was completed.

In January 2026, the Company’s Board of Directors authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Repurchase Program will be effective until December 31, 2026.

In 2025, 2024 and 2023 the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock repurchased in 2025, 2024 and 2023.
See “Note 18. Stockholders’ Equity” for details on the activity of all stock repurchases.
Dividends. In January 2026, and each of the four quarters of 2025, 2024 and 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s Class A common stock. See “Note 18. Stockholders’ Equity” for details on all dividends.
Business Acquisition
On January 13, 2023 (the “ 2023 Acquisition Date”), Amerant Mortgage completed the acquisition of certain assets and the assumption of certain liabilities of F&B Acquisition Group LLC (“F&B”), including access to an assembled workforce and other identifiable intangibles which collectively constituted a business (the “F&B Acquisition.”) The F&B Acquisition was recorded as a business acquisition using the acquisition method of accounting. The purchase price of approximately $2.0 million was paid in cash and included the fair value of certain loans held for sale of $1.0 million. Upon completion of the purchase price allocation in the fourth quarter of 2023, the Company determined there was no contingent consideration required to be included as part of purchase price. The Company recorded goodwill of $1.0 million, which represented the excess of the initial purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. In 2023, the Company recorded a goodwill impairment of $1.0 million related to this acquisition.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Amerant SPV Investments

The Company, through Amerant SPV, has invested in equity and non-equity instruments issued by Marstone, Inc (“Marstone”), a digital wealth management fintech it has partnered with to provide digital wealth management and financial planning capabilities to new and existing customers. The Company’s equity investment in Marstone represents less than 5% of its voting power. In addition, the Company considers it does not have a variable interest in Marstone. At December 31, 2025 and 2024, the Company’s investments in Marstone include equity investments of $2.6 million, respectively. The Company had no non-equity investments in Marstone at December 31, 2025 and 2024. In 2023, the Company recorded an impairment charge of $2.0 million related to its equity investments in Marstone.

In October 2021, the Company invested $2.5 million in an equity instrument issued by Raistone Financial Corp (“Raistone”), a financial technology solutions provider launched in 2017 that offers working capital financing solutions. This equity investment represents less than 5% of Raistone’s voting power. In addition, the Company considers it does not have a variable interest in Raistone. There were no additional investments in Raistone in 2025, 2024 and 2023. In the fourth quarter of 2025, the Company recorded an impairment charge of $2.5 million related to its equity investment in Raistone. As a result of this impairment, the Company had no outstanding value on its investments in Raistone at December 31, 2025.
In December 2021, the Company became a strategic lead investor in the JAM FINTOP Blockchain fund (the “JAM FINTOP Fund”), with an initial commitment of approximately $5.4 million that may be expanded to $9.8 million should the JAM FINTOP Fund increase to its maximum target size of $200 million. Initially, the JAM FINTOP Fund will focus its investments on the blockchain “infrastructure layer” that will help regulated financial institutions compliantly operate blockchain-powered applications in areas such as lending, payments, and exchanges. As a strategic lead investor in the JAM FINTOP Fund, the Company expects to have access and become an early adopter of this transformational technology. At December 31, 2025 and 2024 the investment in the JAM FINTOP Fund amounted to $4.4 million and $2.6 million, respectively.
In May 2023, the Company became an investor in the Black Dragon Fund (“Black Dragon”). At December 31, 2025 and 2024, the investment in Black Dragon amounted to $1.0 million.
These investments are recorded at their original cost, minus impairment, if any, and are included in the Company’s consolidated balance sheet in other assets. The Company reviews these investments periodically for deterioration. At December 31, 2025 and 2024, other than the impairment charges discussed above in connection with the Company's investments in Raistone, the Company considers these investments are not deteriorated and did not record any additional impairment charges as a result.
Bank Owned Life Insurance
In the fourth quarter of 2023, the Company completed a restructuring of its bank-owned life insurance (“BOLI”) program. This was executed through a combination of a 1035 exchange and a surrender and reinvestment into a higher-yielding general account with a new investment grade insurance carrier. This transaction allowed for higher team member participation through an enhanced split-dollar plan. Estimated improved yields resulting from the enhancement have an earn-back period of approximately two years. In the fourth quarter of 2023, the Company recorded total additional expenses and charges of $4.6 million in connection with this transaction, including: (i) a reduction of $0.7 million to the cash surrender value of BOLI; (ii) transaction costs of $1.1 million, included as part of other operating expenses, and (iii) income tax expense of $2.8 million. In addition, as of December 31, 2023, the Company had a receivable from the prior insurance carrier for $62.5 million in connection with the restructuring of the Company’s BOLI in the fourth quarter of 2023, which was included as part of other assets in the Company’s consolidated balance sheet. The Company collected in full this receivable from the prior insurance carrier in February 2024.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
b) Basis of Presentation and Summary of Significant Accounting Policies
Significant Accounting Policies
The following is a description of the significant accounting policies and practices followed by the Company in the preparation of the accompanying consolidated financial statements. These policies conform with generally accepted accounting principles in the United States (GAAP).
Segment Reporting
The Company is managed using a single segment concept, on a consolidated basis, as one reportable business segment. See “Note 25. Segment Reporting” for more information.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates whether it has a controlling financial interest in an entity in the form of a variable-interest entity, or a voting interest entity.
Non-Controlling Interest
At December 31, 2025 and 2024, the Company had an ownership interest of 100% in Amerant Mortgage, respectively. Effective as of December 31, 2023, Amerant Mortgage became a wholly-owned subsidiary and, as result, the Company recorded no noncontrolling interest in its consolidated financial statements as of December 31, 2024 and 2023, and the year ended December 31, 2024. In the year ended December 31, 2023, the Company recorded noncontrolling interests in its consolidated statement of operations equal to the percentages of the economic or ownership interest retained during those periods. In connection with the change in ownership interest as of December 31, 2023, which brought the minority interest share to zero at that date, the Company derecognized the equity attributable to noncontrolling interest of $3.8 million at December 31, 2023, with a corresponding reduction to additional paid-in capital.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: (i) the determination of the allowance for credit losses; (ii) the fair values of loans, securities and derivative contracts; (iii) the cash surrender value of bank owned life insurance; (iv) the fair value of the Company for purposes of the annual goodwill impairment analysis; and (v) the determination of whether the amount of deferred tax assets will more likely than not be realized. Management believes that these estimates are appropriate. Actual results could differ from these estimates.
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
December 31, 2025, 2024 and 2023

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
Revenue Recognition
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Stock-based Compensation
The Company may grant share-based compensation and other related awards to its non-employee directors, officers, employees and certain consultants. Compensation cost is measured based on the estimated fair value of the award at the grant date and recognized in earnings as an increase in additional paid in capital on a straight-line basis over the requisite service period or vesting period for each separately vesting portion of each award when awards have graded vesting features. The fair value of the unvested shares of restricted stock and restricted stock units is based on the market price of the Company’s Class A common stock at the date of the grant. Performance stock units granted in 2025 include both performance conditions and market conditions. In prior periods, performance of stock unit grants were subject only to market conditions. Recipients of performance stock units are entitled to receive shares, subject to the Company’s achievement of specified performance and/or market conditions. The market condition is based on the Company’s total shareholder return relative to a peer group over a specified service period. The performance condition is linked to the Company’s financial performance over a specified service period, and awards subject to this condition are further adjusted based on the market condition. The fair value of performance stock units at the grant date is based on estimated fair values using an option pricing model. Compensation expense for awards subject to a performance condition which were granted beginning in 2025 is recognized over the vesting period based on the Company’s current assessment of the expected level of performance. If the Company determines that it is no longer probable that the minimum performance criteria will be achieved, previously recognized compensation expense is reversed in the period of the change in assessment. Compensation expense for awards subject to market performance conditions or service performance conditions compensation expense is recognized over the vesting period. Forfeitures of previous grants are recognized in the period when they occur.

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
December 31, 2025, 2024 and 2023

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
In the fourth quarter 2025, the Company recorded staff separation costs of $3.8 million related to the execution of a leadership transition during the period. In 2023, salaries and employment benefits include $4.0 million respectively, of severance expenses mainly in connection with the Company’s restructuring activities. In 2024, there was no significant severance expense in connection with these activities.
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
The Company must comply with federal regulations requiring the maintenance of minimum reserve balances against its deposits. Effective March 26, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirements ratios to zero percent. Therefore, there were no minimum reserve balances required at December 31, 2025 and 2024.
The Company maintains some of its cash deposited with third-party depository institutions for amounts that, at times, may be in excess of federally-insured limits mandated by the FDIC.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Securities
The Company classifies its investments in securities as debt securities available for sale, trading securities, and equity securities with readily determinable fair value not held for trading. Securities classified as debt securities available for sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) or accumulated other comprehensive loss (“AOCL”) in stockholders’ equity on an after-tax basis. Securities that are bought and held principally for the purpose of selling them in the near term are classified as “Trading securities”. Unrealized and realized gains and losses are included in earnings. Equity securities with readily determinable fair value not held for trading primarily consists of mutual funds carried at fair value with unrealized gains and losses included in earnings. Investments in stock issued by the Federal Reserve and Federal Home Loan Bank of Atlanta (“FHLB”) are stated at their original cost, which approximates their realizable value. During 2024, the Company also classified certain of its investments in securities as debt securities held to maturity. These held to maturity securities were those the Company had both the ability and intent to hold until maturity and were carried at amortized cost. As of December 31, 2025 and 2024, the Company no longer has investments classified as held to maturity, as a result of the Securities Repositioning completed in 2024. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. Securities purchased or sold are recorded on the consolidated balance sheets as of the trade date. Receivables and payables to and from clearing organizations relating to outstanding transactions are included in other assets or other liabilities. At December 31, 2025 and 2024, securities receivables included in other assets amounted to $0.4 million and $0.9 million, respectively. At December 31, 2025 we had no securities payables included in other liabilities. At December 31, 2024, securities payable related to purchases pending settlement and included in other liabilities amounted to $0.3 million.

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
December 31, 2025, 2024 and 2023

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
Loans Held for Investment
Loans represent extensions of credit which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. These extensions of credit consist of commercial real estate loans, or CRE loans, (including land acquisition, development and construction loans), owner occupied real estate loans, single-family residential loans, commercial loans, loans to financial institutions and acceptances, and consumer loans. Amounts included in the loan portfolio are stated at the loans unamortized costs reduced by an allowance for credit losses if any. The unamortized cost of a loan consists of its unpaid principal balance, unamortized premiums, discounts and deferred loan origination fees and costs, net of amounts previously charged off. Net unamortized premiums, discounts and deferred loan origination costs, including premiums or discounts paid on loan purchases, amounted to $3.8 million and $0.9 million at December 31, 2025 and 2024, respectively.

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
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023

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

Individual loans that do not share similar risk characteristics with other loans are individually evaluated for credit deterioration. These loans are evaluated and valued at the time the loan is identified as not having similar risk characteristics common within its loan pool. Management determines whether these are eligible to be individually evaluated based on certain unique factors such as having a balance greater than $1 million and well defined weaknesses. Therefore, these loans are generally risk-rated substandard or lower. In these instances, the allowance for credit loss is measured on a loan-by-loan basis. When the loan is collateral‑dependent, the Company estimates the allowance using the fair value of collateral adjusted for selling costs. When repayment is expected to be provided through cash flows, the allowance is estimated using the discounted cash flow method. In certain circumstances, management may utilize probability‑weighted scenarios to reflect different reasonable and supportable expectations of future cash collections.

Commercial real estate, commercial and financial institution loans are charged off against the ACL when they are considered uncollectible. These loans are considered uncollectible when a loss becomes evident to management, which generally occurs when the following conditions are present, among others: (1) a loan or portions of a loan are classified as “loss” in accordance with the internal risk and credit monitoring grading system; (2) a collection attorney has provided a written statement indicating that a loan or portions of a loan are considered uncollectible; and (3) when loans are evaluated individually and the carrying value of a collateral-dependent loan exceeds the appraised value of the asset held as collateral. Consumer and other retail loans are charged off against the ACL at the earlier of (1) when management becomes aware that a loss has occurred, or (2) when closed-end retail loans become past due 120 days (90 days previously prior to second quarter of 2025) or open-end retail loans become past due 180 days from the contractual due date. For open and closed-end retail loans secured by residential real estate, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is charged off no later than when the loan is 180 days past due from the contractual due date. Consumer and other retail loans may not be charged off when management can clearly document that a past due loan is well secured and in the process of collection such that collection will occur regardless of delinquency status in accordance with regulatory guidelines applicable to these types of loans.
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
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023
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
Mortgage Servicing Rights
The Company recognizes as an asset the rights to service mortgage loans (“MSRs”), either when the mortgage loans are sold to third parties and the associated servicing rights are retained or when servicing rights are obtained from acquisitions. These MSRs are initially recorded at fair value. The Company has elected to subsequently measure all MSRs at fair value. MSRs are reported on the consolidated balance sheets in the “Other assets” section, with changes to the fair value recorded as other noninterest income in the consolidated statements of operations and comprehensive (loss) income. At December 31, 2025 and 2024, MSRs totaled $1.3 million and $1.5 million, respectively.
Bank Owned Life Insurance
BOLI policies are recorded at the cash surrender value of the insurance contracts, which represent the amount that may be realizable under the contracts, at the consolidated balance sheet dates. Changes to the cash surrender value are recorded as other noninterest income in the consolidated statements of operations.
Other Real Estate Owned and Repossessed Assets
The Company, from time to time, receives other real estate property, or OREO, and non-real estate repossessed assets, in full or partial satisfaction of its loans. OREO and non-real estate repossessed assets are recorded at the fair value of the asset less the estimated cost to sell, and the loan amount reduced for the remaining balance of the loan. The amount by which the cost basis in the loan exceeds the fair value (net of estimated cost to sell) of the asset is charged to the ACL. Upon transfer to OREO and repossessed assets, the fair value less cost to sell becomes the new cost basis for the asset. Subsequent declines in the fair value of the assets below the new cost basis are recorded through the use of a valuation allowance. The fair value of OREO is generally based upon recent appraisal values of the property, less cost to sell. The fair value of non-real estate repossessed assets is generally provided by third parties based on their assumptions and quoted market prices for similar assets, when available. At December 31, 2025 and 2024, the Company had OREO totaling $15.5 million and $18.1 million, respectively, and is reported on the consolidated balance sheet in other assets. In 2025, the Company sold two OREO properties for an aggregate of $2.7 million and recognized a total net loss on sale $0.8 million in connection with these transactions. There were no sales of OREO properties in 2024. In 2023, the Company repossessed and sold non-real estate assets with a carrying value of $6.4 million and realized a loss on sale of approximately $2.6 million.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
At December 31, 2025 and 2024, goodwill was considered not impaired and, therefore, no impairment charges were recorded in 2025 and 2024. In 2023, the Company determined that goodwill related to its subsidiaries Amerant Mortgage and the Cayman Bank was impaired and, therefore, recorded a goodwill impairment charge of $1.3 million in 2023.
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
December 31, 2025, 2024 and 2023

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

Reclassifications

Consolidated Balance Sheets and Statements of Operations and Comprehensive Income
To emphasize material items, certain line items have been aggregated in the consolidated balance sheet and the statement of operations and comprehensive income (loss) presented in this Form 10‑K. As part of these updates, “Accrued interest receivable and other assets” now includes an item previously presented separately, premises and equipment (net). In addition, “Cash and due from banks” and “Restricted cash” have been combined into a single line item. Furthermore, interest-bearing demand, savings, and money market deposits have been aggregated into one line item in both the consolidated balance sheet and the statement of operations and comprehensive income (loss). Prior periods have been conformed to this presentation for comparability.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Income Taxes
In December 2023, the Financial Accounting Standard Board (“FASB”) issued amended guidance that requires entities to provide additional income tax disclosures on an annual basis. This includes the disclosure of more detailed information on income tax reconciliations and income tax paid. In addition, the amendments remove certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2025 and applied the prospective approach to expand our disclosures around income taxes. There were no other significant impact to our consolidated financial statements as a result of the adoption of this guidance. Additionally, there were enhancements to certain supplemental cash flows disclosures. See “Note 15. Income Taxes” and “Note 26. Supplemental Cash Flow Information” for more details.

Issued and Not Yet Adopted
New Guidance for Interim Reporting
The FASB issued new guidance intended to clarify interim disclosure requirements, the applicability of Topic 270, and provide a comprehensive list of interim disclosures that are required by GAAP, as well as require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This new guidance is applicable to all entities that provide interim financial statements and notes in accordance with GAAP This new guidance is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company will adopt this guidance when required and is in the process of evaluating the impact of this guidance on its consolidated financial statements when adopted.

New Guidance for Expense Disaggregation

The FASB issued new guidance intended to improve the disclosures a public company makes with respect to its expenses and seeks to address requests from financial statement users for more detailed information about the types of expenses in common captions. This new guidance is effective for public business entities for annual reporting periods beginning after December15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements when adopted.

d) Subsequent Events

The effects of significant subsequent events, if any, have been recognized or disclosed in these consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At December 31, 2025 and 2024 interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $409.4 million and $519.9 million, respectively. At December 31, 2025 and 2024 the average interest rate on these deposits was approximately 4.28% and 5.31%, respectively. These deposits have no stated maturity dates.
As of December 31, 2025 and 2024, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company held $7.2 million and $6.9 million, respectively, with an average yield of 4.14% and 5.07% related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At December 31, 2025 and 2024, the Company had restricted cash balances of $6.2 million and $24.4 million, respectively, which are included within cash and due from banks and restricted cash in the Company’s consolidated balance sheets. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the bank, to repay according to margin requirements. At December 31, 2025 and 2024, this obligation was $5.3 million and $23.5 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
3.Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$1,824,499	$20,675	$(20,664)	$—	$1,824,510
U.S. Government agency and sponsored enterprise commercial MBS	153,746	1,016	(2,513)	—	152,249
U.S. Government agency and sponsored enterprise obligations	46,112	3	(660)	—	45,455
Municipal Bonds (1)	1,732	—	(63)	—	1,669
U.S. Treasury Securities	999	1	—	—	1,000
Total debt securities available for sale (2)	$2,027,088	$21,695	$(23,900)	$—	$2,024,883
__________________
(1)Consists of MBS securities with a fair value of $1.7 million and amortized cost of $1.7 million.
(2)Excludes accrued interest receivable of $8.1 million as of December 31, 2025, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$1,310,419	$758	$(48,537)	$—	$1,262,640
U.S. Government agency and sponsored enterprise commercial MBS	148,338	137	(5,937)	—	142,538
U.S. Government agency and sponsored agency obligations	17,060	10	(388)	—	16,682
Non-agency commercial MBS (1)	12,517	—	(725)	—	11,792
U.S. Treasury Securities	1,932	1	—	—	1,933
Municipal Bonds (2)	1,732	—	(147)	—	1,585
Total debt securities available for sale (3)	$1,491,998	$906	$(55,734)	$—	$1,437,170
________________
(1)Issued by a financial institution.
(2)Consists of MBS securities with a fair value of $1.6 million and amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $5.7 million as of December 31, 2024, which is included as part of other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in 2024.

At December 31, 2025 and 2024, there were no investments in foreign sovereign debt securities, foreign government agency debt securities, or foreign corporate bonds available for sale.
In the years ended December 31, 2025, 2024 and 2023, proceeds from sales, redemptions and calls, gross realized gains, gross realized losses of debt securities available for sale were as follows:

	Years Ended December 31
(in thousands)	2025	2024	2023
Proceeds from sales, redemptions and calls of debt securities available for sale	$294,656	$560,872	$4,069

Gross realized gains	2,210	—	—
Gross realized losses	—	(14,988)	(10,823)
Realized gain (loss), net	$2,210	$(14,988)	$(10,823)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	40	$98,114	$(197)	275	$444,110	$(20,467)	$542,224	$(20,664)
U.S. Government agency and sponsored enterprise commercial MBS	2	8,900	(56)	30	69,498	(2,457)	78,398	(2,513)
U.S. Government agency and sponsored enterprise obligations	7	33,417	(407)	42	11,757	(253)	45,174	(660)
Municipal Bonds	—	—	—	3	1,669	(63)	1,669	(63)
	49	$140,431	$(660)	350	$527,034	$(23,240)	$667,465	$(23,900)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	133	$717,487	$(13,555)	324	$407,841	$(34,982)	$1,125,328	$(48,537)
Non-agency commercial MBS	—	—	—	1	11,792	(725)	11,792	(725)
U.S. Government agency and sponsored enterprise commercial MBS	13	63,468	(1,261)	30	64,606	(4,676)	128,074	(5,937)
U.S. Government agency and sponsored agency obligations	2	228	(1)	47	15,982	(387)	16,210	(388)
Municipal bonds	—	—	—	3	1,585	(147)	1,585	(147)
	148	$781,183	$(14,817)	405	$501,806	$(40,917)	$1,282,989	$(55,734)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At December 31, 2025 and 2024, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell impaired debt securities in this category and it is more likely than not that it will not be required to sell those securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on certain of these debt securities is attributable to changes in interest rates and securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of December 31, 2025 and 2024.

Corporate Bonds

The Company had no investments in corporate bonds as of December 31, 2025 and 2024.

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

Securities Repositioning

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Credit Quality

There were no debt securities available for sale held by the Company considered delinquent on contractual payments as of December 31, 2025 and 2024, nor were there any securities placed on non-accrual status during the year ended December 31, 2025 and 2024.

Contractual maturities
Contractual maturities of debt securities at December 31, 2025 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$—	$—
After 1 year through 5 years	51,498	51,216
After 5 years through 10 years	66,794	65,660
After 10 years	1,908,796	1,908,007
	$2,027,088	$2,024,883
Actual maturities of debt securities available for sale may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Trading Securities
Trading securities are used to support the Company’s liquidity management activities and reported on the Company’s Consolidated Balance Sheet at fair value. In 2025, we purchased $118.4 million in trading securities. This portfolio was entirely composed of U.S. Government agency and sponsored enterprise residential MBS. In the fourth quarter of 2025, we sold the entire trading portfolio for net proceeds of $113.2 million and realized a gain of approximately $2.8 million in connection with the transaction. The Company did not hold investments in trading securities as of December 31, 2025 and 2024, and had no significant activity related to these securities in 2024 and 2023.
Changes in the fair value of trading securities are recorded in securities gains/losses on the Company’s consolidated statements of income. These amounts were not significant in 2025, 2024 and 2023.

b) Equity securities with readily available fair value not held for trading
As of December 31, 2025 and 2024, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in 2025, 2024 and 2023.
In February 2023, the Company sold its equity securities with readily available fair value not held for trading, with a total fair value of $11.2 million at the time of sale, and recognized a net loss of $0.2 million in connection with this transaction.

c) Securities Pledged
As of December 31, 2025 and 2024, the Company had $62.7 million and $135.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	December 31, 2025	December 31, 2024
Real estate loans
Commercial real estate
Nonowner occupied	$1,591,861	$1,678,473
Multi-family residential	322,447	336,229
Land development and construction loans	534,028	483,210
	2,448,336	2,497,912
Single-family residential	1,515,181	1,528,080
Owner occupied	809,336	1,007,074
	4,772,853	5,033,066
Commercial loans	1,446,406	1,751,902
Loans to financial institutions and acceptances	148,602	170,435
Consumer loans and overdrafts	245,530	273,008
Total loans held for investment, gross (1)	$6,613,391	$7,228,411
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

Commercial loans correspond to facilities established for specific business purposes such as financing working capital and capital improvements projects and asset-based lending, among others. These may be loan commitments, uncommitted lines of credit to qualifying customers, short term (one year or less) or longer term credit facilities, and may be secured, unsecured or partially secured. Terms on commercial loans generally do not exceed five years, and exceptions are documented. Through the fourth quarter of 2025, the Company provided specialized equipment financing using a variety of loan and lease structures, through a third party originator, as part of its commercial lending activities. These equipment loans and leases were originated under a white-label equipment financing solution launched in the second quarter of 2022. In December 2025, the Company terminated the third‑party white‑label agreement and sold all related loans and leases.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Single-family residential and consumer and other loans are retail open-end and closed-end credits extended to individuals and businesses secured by single-family residences in the U.S for business, household, family and other personal expenditures. Single-family and consumer loans include loans to individuals and businesses secured by personal residence, including first mortgage, home equity and home improvement loans . In addition, consumer and other loans, include purchased indirect lending loans we have purchased from time to time from third parties. Because these loans generally consist of a large number of relatively small-balance, homogeneous loans for each type, their risks are generally evaluated collectively. In 2025, there were no purchases of single-family residential loans. In 2024 and 2023, the Company purchased $41.5 million and $26.5 million, respectively, in single-family residential loans. There were no purchases of indirect consumer loans in 2025, 2024 and 2023.

At December 31, 2025 and 2024, loans with an outstanding principal balance of $1.6 billion and $2.0 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts in the table above include loans held for investment under syndication facilities for approximately $434.9 million and $393.7 million at December 31, 2025 and 2024, respectively, which include Shared National Credit facilities, or SNCs, and agreements to enter into credit agreements among other lenders (club deals), and other agreements. These loans are primarily designed for providing working capital to certain qualified domestic and international commercial entities meeting our credit quality criteria and concentration limits, and approved in accordance with credit policies.

International loans included above were $33.1 million and $40.7 million at December 31, 2025 and 2024, respectively, mainly single-family residential loans in the US.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The age analysis of the loan portfolio by class as of December 31, 2025 and 2024 is summarized in the following table:

	December 31, 2025
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,591,861	$1,589,553	$1,023	$—	$1,285	$2,308
Multi-family residential	322,447	322,447	—	—	—	—
Land development and construction loans	534,028	534,028	—	—	—	—
	2,448,336	2,446,028	1,023	—	1,285	2,308
Single-family residential	1,515,181	1,502,977	4,385	1,239	6,580	12,204
Owner occupied	809,336	804,236	1,085	593	3,422	5,100
	4,772,853	4,753,241	6,493	1,832	11,287	19,612
Commercial loans	1,446,406	1,425,574	6,210	2,090	12,532	$20,832
Loans to financial institutions and acceptances	148,602	148,602	—	—	—	—
Consumer loans and overdrafts	245,530	243,526	823	653	528	2,004
	$6,613,391	$6,570,943	$13,526	$4,575	$24,347	$42,448

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Nonaccrual status
The following table presents the amortized cost basis of loans held for investment on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$4,025	$263	$4,288	$—
	4,025	263	4,288	—
Single-family residential	15,387	10,695	26,082	—
Owner occupied	24,931	3,802	28,733	730
	44,343	14,760	59,103	730
Commercial loans	74,816	8,945	83,761	2,372
Consumer loans and overdrafts	9,204	—	9,204	—
Total (1) (2)	$128,363	$23,705	$152,068	$3,102
_____________

(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2025.
(2) Excludes land development and construction in nonaccrual status with a carrying value of $16.2 million as of December 31, 2025, which were classified as held for sale carried at the lower of cost or fair value at that date. These loans were sold in January 2026.

	December 31, 2024
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Land development and construction loans	4,119	—	$4,119	$—
	4,119	—	$4,119	—
Single-family residential	73	8,067	$8,140	1,201
Owner occupied	21,710	1,481	$23,191	837
	25,902	9,548	$35,450	2,038
Commercial loans	46,822	17,750	64,572	2,033
Consumer loans and overdrafts	—	—	$—	8
Total (1)	$72,724	$27,298	$100,022	$4,079
_____________

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2024.

b) Loans held for sale

(in thousands)	December 31, 2025	December 31, 2024
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$43,406	$—
Land development and construction loans (1)	22,339	—
	65,745	—
Owner occupied	15,167	—
Total Loans held for sale at the lower of fair value or cost (1)	80,912

Mortgage loans held for sale at fair value
Land development and construction loans	—	10,768
Single-family residential	2,932	32,143
Total Mortgage loans held for sale, at fair value (2)	$2,932	$42,911
Total loans held for sale (1)(3)	$83,844	$42,911
_________________
(1) Includes land development and construction loans in nonaccrual status with a carrying value of $16.2 million as of December 31, 2025. These loans were sold in January 2026.
(2)As of December 31, 2024, mortgage loans held for sale at fair value were in connection with Amerant Mortgage’s business.
(3)Excludes accrued interest receivable.

In 2025, the Company transferred $189.4 million of real estate and commercial loans from held for investment to held for sale, at the lower of cost or fair value. Also, in 2025, the Company sold a portion of these loans for net proceeds of $83.8 million. In connection with these transactions, the Company recognized valuation and sale‑related losses of $15.7 million in 2025. Further, in January 2026, the Company sold additional loans for net proceeds of approximately $66 million and recognized no additional losses. In addition to these transactions, there were certain non-cash transfers in 2025, including: (i) $8.9 million in construction and single family residential mortgage loans transferred from held for sale, at fair value, to held for investment, (ii) $4.1 million in single family residential mortgage loans transferred from held for investment to held for sale, at fair value, and (iii) $40.6 million in an owner-occupied loan transferred from held for sale, at the lower of cost or fair value, to held for investment.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
In 2024, the Company transferred an aggregate of $497.3 million in loans held from investment to the loans held for sale category, in connection with the Houston Sale Transaction. The Company recorded a valuation allowance of $1.3 million as a result of the transfer in the same period. In the fourth quarter of 2024, the Houston Sale Transaction closed and as result, the Company sold, at par, all loans held for sale carried at the lower of cost or fair value at the time of sale. The carrying value of the loans at the time of sale was approximately $473.9 million. In addition, in the fourth quarter of 2024, the Company decided to sell and sold business-purpose, investment property, residential mortgage loans with carrying value of $71.1 million . The Company recorded a loss on sale of $12.6 million including estimated transaction costs.

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

c) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South and Central Florida, Tampa, and the greater Houston and New York City areas, especially the five New York City boroughs. At December 31, 2025, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston and other regions were $1.7 billion, $213.0 million, $189.0 million, $137.0 million and $241.0 million, respectively.

Diversification is managed through policies with limitations for exposure to individual or related debtors and for country risk exposure.

d) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $24.3 million and $40.4 million as of December 31, 2025 and 2024, respectively. In 2025, 2024 and 2023, the Company reversed approximately $2.7 million, $2.1 million and $0.9 million, respectively, of accrued interest receivable against interest income, primarily in connection with commercial loans and real estate loans placed in non-accrual status during the period.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the ACL for the years ended December 31, 2025 and 2024 are summarized in the following tables:

	December 31, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$16,668	$44,732	$—	$23,563	$84,963
Provision for credit losses - loans	8,550	25,550	—	4,696	38,796
Loans charged-off	(2,200)	(51,808)	—	(9,034)	(63,042)
Recoveries	99	15,879	—	2,581	18,559
Balances at end of the year	$23,117	$34,353	$—	$21,806	$79,276

	December 31, 2024
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,876	$41,809	$—	$27,819	$95,504
(Reversal of) provision for credit losses - loans	(8,783)	49,140	—	17,263	57,620
Loans charged-off	(599)	(51,326)	—	(24,430)	(76,355)
Recoveries	174	5,109	—	2,911	8,194
Balances at end of the year	$16,668	$44,732	$—	$23,563	$84,963

	December 31, 2023
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balances at beginning of the year	$25,237	$25,888	$—	$32,375	$83,500
Provision for credit losses - loans	10,761	27,412	—	22,004	60,177
Loans charged-off	(10,418)	(21,395)	—	(28,052)	(59,865)
Recoveries	296	9,904	—	1,492	11,692
Balances at end of the year	$25,876	$41,809	$—	$27,819	$95,504

The ACL was determined utilizing a reasonable and supportable forecast period. It was calculated using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The ACL decreased by $5.7 million, or 6.7%, at December 31, 2025, compared to December 31, 2024. The ACL as a percentage of total loans held for investment was 1.20% at December 31, 2025 compared to 1.18% at December 31, 2024. In 2025 and 2024, net charge-offs were partially offset by the provision for credit losses on loans recorded during those periods.
The $38.8 million provision for credit losses on loans includes $37.7 million to cover charge-offs, $22.8 million in new specific reserves for non-performing loans, $4.7 million due to model adjustments for macroeconomic factors, and $0.3 million due to credit quality and other macroeconomic updates, partially offset by releases of $8.1 million due to lower loan balances and $18.6 million due to recoveries.

The following is a summary of net proceeds from sales of loans held for investment by portfolio segment in the three years ended December 31, 2025:

(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and others	Total
2025	$17,322	$25,691	$—	$11,147	$54,160
2024	$4,997	$106,907	$—	$5,377	$117,281
2023	$34,409	$33,307	$—	$—	$67,716

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2025. There were no modified loans to borrowers that had experienced financial difficulty that defaulted in the years ended December 31, 2025 and 2024 and had been modified within 12 months preceding the payment default.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Deputy Chief Credit Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of December 31, 2025 and 2024, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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
The Company utilizes an internal risk rating system to identify the risk characteristics of each of its loans, or group of homogeneous loans such as consumer loans. Internal risk ratings are updated on a continuous basis on a scale from 1 (worst credit quality) to 10 (best credit quality). Loans are then grouped in five master risk categories for purposes of monitoring rising levels of potential loss risks and to enable the activation of collection or recovery processes as defined in the Company’s Credit Risk Policy. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Generally, internal risk ratings for commercial real estate loans and commercial loans with balances over $3 million are assessed for updates at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. For consumer loans, single-family residential loans and smaller commercial loans under $3 million, risk ratings are updated based on the loans past due status. The following is a summary of the master risk categories and their associated loan risk ratings, as well as a description of the general characteristics of the master risk category:

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
December 31, 2025, 2024 and 2023
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of December 31, 2025 and 2024:

	December 31, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$269,574	$278,655	$101,892	$102,235	$291,480	$343,926	$113,760	$1,501,522
Special Mention	—	19,735	8,355	—	—	28,036	—	56,126
Classified
Substandard	—	3,003	1,022	13,879	—	10,911	5,398	34,213
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	269,574	301,393	111,269	116,114	291,480	382,873	119,158	1,591,861

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	19,910	14,683	1,484	46,760	68,910	115,280	1,281	268,308
Special Mention	—	—	—	—	—	—	31,704	31,704
Classified
Substandard	—	22,435	—	—	—	—	—	22,435
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	19,910	37,118	1,484	46,760	68,910	115,280	32,985	322,447

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	114,736	214,237	37,885	—	3,111	9,482	154,577	534,028
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	114,736	214,237	37,885	—	3,111	9,482	154,577	534,028

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	139,809	240,521	197,594	363,855	113,776	120,307	312,576	1,488,438
Special Mention	—	—	—	—	733	—	—	733
Classified
Substandard	—	16,353	2,833	1,941	645	2,344	1,894	26,010
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	139,809	256,874	200,427	365,796	115,154	122,651	314,470	1,515,181

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	100,848	105,743	83,271	141,901	158,804	120,486	33,833	744,886
Special Mention	—	10,218	—	1,085	1,182	—	—	12,485
Classified
Substandard	—	21,486	576	5,633	21,824	17	2,429	51,965
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	100,848	137,447	83,847	148,619	181,810	120,503	36,262	809,336

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$294,197	$241,148	$88,139	$51,995	$2,738	$26,986	$575,726	$1,280,929
Special Mention	209	892	5,666	—	47	—	28,594	35,408
Classified
Substandard	9,222	53,793	—	17,036	86	3,380	46,093	129,610
Doubtful	—	—	—	—	—	—	459	459
Loss	—	—	—	—	—	—	—	—
Total commercial loans	303,628	295,833	93,805	69,031	2,871	30,366	650,872	1,446,406

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	4,988	86,456	—	—	—	—	57,158	148,602
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	4,988	86,456	—	—	—	—	57,158	148,602

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	10,391	9,230	8,626	35,057	4,558	596	167,868	236,326
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	8,676	125	308	85	10	—	9,204
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	10,391	17,906	8,751	35,365	4,643	606	167,868	245,530
Total loans held for investment, gross	$963,884	$1,347,264	$537,468	$781,685	$667,979	$781,761	$1,533,350	$6,613,391

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	565,879	322,047	144,910	43,603	2,117	34,807	571,934	1,685,297
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	7,561	16,566	91	94	9,463	32,830	66,605
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	565,879	329,608	161,476	43,694	2,211	44,270	604,764	1,751,902

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	156,935	—	—	—	—	13,500	—	170,435
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	156,935	—	—	—	—	13,500	—	170,435

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	68,289	16,371	88,501	17,557	2,604	—	79,678	273,000
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	8	—	—	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	68,297	16,371	88,501	17,557	2,604	—	79,678	273,008
Total loans held for investment, gross	$1,976,496	$1,022,061	$1,082,086	$933,502	$126,613	$911,514	$1,176,139	$7,228,411

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The following tables present gross charge-offs by year of origination for the years ended December 31, 2025 and 2024:

	December 31, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	2,200	—	2,200
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	2,200	—	2,200
Single-family residential	—	—	141	55	15	38	—	249
Owner occupied	—	—	—	—	—	130	—	130
	—	—	141	55	15	2,368	—	2,579
Commercial loans	31	7,726	12,044	26,859	765	4,253	—	51,678
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	499	8	933	5,568	1,525	252	—	8,785
Total Year-To-Date Gross Charge-Offs	$530	$7,734	$13,118	$32,482	$2,305	$6,873	$—	$63,042

	December 31, 2024
	Term Loans Charge-offs by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	599	—	599
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	599	—	599
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	599	—	599
Commercial loans	174	7,801	30,629	438	157	12,127	—	51,326
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	432	1,249	16,564	5,249	591	345	—	24,430
Total Year-To-Date Gross Charge-Offs	$606	$9,050	$47,193	$5,687	$748	$13,071	$—	$76,355

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023
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

Single-family residential loans:

	December 31,
(in thousands, except percentages)	2025		2024		2023
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$1,484,542	97.98%	$1,511,589	98.92%	$1,451,346	98.95%
30-59 Days Past Due	3,997	0.26%	2,707	0.18%	4,046	0.28%
60-89 Days Past Due	560	0.04%	4,443	0.29%	3,511	0.24%
90+ Days Past Due	—	—%	1,201	0.08%	5,246	0.36%
	4,557	0.30%	8,351	0.55%	12,803	0.88%
Total Accrual Loans	$1,489,099	98.28%	$1,519,940	99.47%	$1,464,149	99.83%
Non-Accrual Loans
Current	$18,435	1.22%	$947	0.06%	$1,727	0.12%
30-59 Days Past Due	388	0.03%	109	0.01%	150	0.01%
60-89 Days Past Due	679	0.04%	225	0.01%	—	—%
90+ Days Past Due	6,580	0.43%	6,859	0.45%	582	0.04%
	7,647	0.50%	7,193	0.47%	732	0.05%
Total Non-Accrual Loans	26,082	1.72%	8,140	0.53%	2,459	0.17%
Total single-family residential loans	$1,515,181	100.00%	$1,528,080	100.00%	$1,466,608	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Consumer loans and overdrafts:

	December 31,
(in thousands, except percentages)	2025		2024		2023
	Loan Balance	%	Loan Balance	%	Loan Balance	%
Accrual Loans
Current	$234,850	95.64%	$269,761	98.81%	$383,689	98.09%
30-59 Days Past Due	823	0.34%	1,984	0.73%	3,142	0.80%
60-89 Days Past Due	653	0.27%	1,255	0.46%	4,277	1.09%
90+ Days Past Due	—	—%	8	—%	54	0.01%
	1,476	0.61%	3,247	1.19%	7,473	1.90%
Total Accrual Loans	$236,326	96.25%	$273,008	100.00%	$391,162	99.99%
Non-Accrual Loans
Current	$8,676	3.53%	$—	—%	$—	—%
30-59 Days Past Due	—	—%	—	—%	—	—%
60-89 Days Past Due	—	—%	—	—%	—	—%
90+ Days Past Due	528	0.22%	—	—%	38	0.01%
	528	0.22%	—	—%	38	0.01%
Total Non-Accrual Loans	9,204	3.75%	—	—%	38	0.01%
Total consumer loans and overdrafts	$245,530	100.00%	$273,008	100.00%	$391,200	100.00%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Individually Evaluated Loans - Collateral-Dependent and Other

Loans individually evaluated for expected credit losses are primarily those with well‑defined weaknesses that are classified as substandard or worse and that have loan balances of $1 million or greater. Certain smaller‑balance loans may also be individually evaluated when a loss is deemed highly likely and the loan is fully reserved. These loans are mainly evaluated under two methods, collateral-dependent and discounted cash flow.

Loans are considered collateral-dependent when the repayment of the loan is expected to be provided by the sale of the underlying collateral. In this case, the ACL is measured based on the difference between the fair value of the collateral less estimated costs to sell and the amortized cost basis of the loan as of the measurement date. The ACL may be zero if the fair value less estimated costs to sell of the collateral at the measurement date is equal or greater than the amortized cost basis of the loan.

Loans are evaluated under the discounted cash flow method when the Company expects repayment of the financial asset from the payments received, the ACL is measured based on the difference between the present value of the expected payments to be received discounted at the loan’s contractual interest rate and the amortized cost basis of the loan as of the measurement date. In certain circumstances, management may utilize probability‑weighted scenarios to reflect different reasonable and supportable expectations of future cash collections. The ACL may be zero if the present value at the measurement date is equal or greater than the amortized cost basis of the loan.

As of December 31, 2025 and 2024, the Company’s individually evaluated loans, totaled $259.3 million and $163.5 million, respectively. Although the balance of individually evaluated loans increased in 2025 compared 2024, the related allowance for credit losses did not increase proportionately due to higher net charge offs recorded during 2025. As of December 31, 2025, collateral‑dependent loans have adequate collateral coverage, resulting in minimal incremental reserves. In addition, loans evaluated under the cash-flow method generally reflected sufficient expected cash flows to support the collection of principal and interest, and while certain credits required additional reserves, the overall level of reserves did not increase in line with the growth in individually evaluated loan balances.

Additional information regarding these loans is provided in the sections titled “Collateral-Dependent Loans” and “Other Individually Evaluated Loans” below.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Collateral -Dependent Loans

The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of December 31, 2025 and 2024:

	As of December 31, 2025
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$33,950	$—	$—	$33,950	$—
Multi-family residential (2)	22,435	$—	$—	22,435	$—
Land development and construction loans	—	—	—	—
	56,385	—	—	56,385	—
Single-family residential (3)	—	15,388	—	15,388	—
Owner occupied (4)	47,365	—	—	47,365	—
	103,750	15,388	—	119,138	—
Commercial loans (5)	9,968	—	36,826	46,794	263
Consumer loans and overdrafts	—	—	8,676	8,676	—
Total	$113,718	$15,388	$45,502	$174,608	$263
_________________

(1)Weighted-average loan-to-value was approximately 76.9% at December 31, 2025.
(2)Weighted-average loan-to-value was approximately 33.2% at December 31, 2025.
(3)Weighted-average loan-to-value was approximately 73.7% at December 31, 2025.
(4)Weighted-average loan-to-value was approximately 72.7% at December 31, 2025.
(5)Weighted-average loan-to-value was approximately 77.1% at December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	As of December 31, 2024
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$21,430	$—	$4,992	$26,422	$—
Land development and construction loans (2)	4,121	—	—	4,121	—
	25,551	—	4,992	30,543	—
Single-family residential (3)	—	67	—	67	—
Owner occupied (4)	63,111	—	—	63,111	—
	88,662	67	4,992	93,721	—
Commercial loans	—	—	62,572	62,572	2,105
Total	88,662	67	67,564	156,293	$2,105
_________________

(1)Weighted-average loan-to-value was approximately 68.4% at December 31, 2024.
(2)Weighted-average loan-to-value was approximately 67.0% at December 31, 2024.
(3)Weighted-average loan-to-value was approximately 22.3% at December 31, 2024.
(4)Weighted-average loan-to-value was approximately 67.5% at December 31, 2024.

Other Individually Evaluated Loans

In addition to collateral dependent loans, the Company evaluated individually under the cash flow method $84.5 million in commercial loans with $2.4 million in specific reserves. Additionally, the Company evaluated individually $0.2 million of unsecured commercial loans which are 100% reserved. As of December 31, 2024, one commercial loan totaling $7.2 million was evaluated under the cash flow method with $0.4 million in specific reserves.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

6. Premises and Equipment, Net
Premises and equipment, net are included in other assets in the accompanying consolidated balance sheets and include the following:

	December 31,		Estimated Useful Lives
(in thousands)	2025	2024	(in years)
Land	$—	$3,780	NA
Buildings and improvements	—	4,232	10–30
Furniture and equipment	20,082	18,378	3–10
Computer equipment and software	24,408	26,261	3
Leasehold improvements	28,047	27,495	3–30
Work in progress	1,307	1,909	NA
	$73,844	$82,055
Less: Accumulated depreciation and amortization	(50,874)	(50,241)
Total premises and equipment, net (1)	$22,970	$31,814
_________________
(1)As of December 31, 2025, excludes premises and equipment, net held for sale of approximately $0.3 million.

Depreciation and amortization expense was approximately $6.7 million, $6.6 million and $6.8 million in the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023 fully-depreciated equipment with an original cost of approximately $2.8 million, $2.7 million and $6.7 million, respectively, were written-off and charged against their respective accumulated depreciation. Depreciation expense in 2023 includes approximately $0.9 million of accelerated depreciation of leasehold improvements resulting from branch closures. There were no branch closures in the years ended December 31, 2025 or 2024.
In 2025, the Company sold two branches located in South Florida with a carrying value of approximately $6.3 million and realized a gain of $3.3 million. Following the sale of the two branches, the Company leased-back the properties for an initial eighteen-year term, with four renewal options for five years each.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

7. Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.3 billion at December 31, 2025 and 2024. Time deposits in denominations of more than $250,000 amounted to approximately $760 million and $731 million at December 31, 2025 and 2024, respectively. The average interest rate paid on time deposits was approximately 4.08% in 2025 and 4.59% in 2024. As of December 31, 2025 and 2024 brokered time deposits amounted to $436 million and $702 million, respectively.
At December 31, 2025 and 2024 the maturity of time deposits were as follows:

(in thousands, except percentages)	2025		2024
Year of Maturity	Amount	%	Amount	%
2025	$—	—%	$1,729,785	77.4%
2026	1,616,535	81.0%	207,621	9.3%
2027	194,428	9.8%	168,184	7.5%
2028	137,678	6.9%	74,670	3.3%
2029	44,108	2.2%	53,220	2.4%
2030	2,578	0.1%	199	—%
2031 and thereafter	712	—%	766	0.1%
Total	$1,996,039	100.0%	$2,234,445	100.0%

8.Advances From the Federal Home Loan Bank and Other Borrowings
At December 31, 2025 and 2024, the Company had outstanding advances from the FHLB and other borrowings as follows:

			Outstanding Balance at December 31,
Year of Maturity	Interest Rate	Interest Rate Type	2025	2024
			(in thousands)
2025	4.44%	Fixed	$—	$30,000
2026	4.90%	Fixed	—	10,000
2027	4.67% to 4.89%	Fixed	—	200,000
2028	4.05% to 4.38%	Fixed	206,984	—
2029	3.54% to 4.45%	Fixed	505,000	505,000
Total (1)			$711,984	$745,000
_________________
(1)As of December 31, 2025 and 2024, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.54% to 3.76%, and maturing in 2029.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

At December 31, 2025 and 2024, the Company held stock of the FHLB for approximately $41 million and $42 million, respectively. The terms of the Company’s advance agreement with the FHLB require the Company to maintain certain investment securities and loans as collateral for these advances. At December 31, 2025 and 2024 the Company was in compliance with this requirement.
There were no other borrowings at December 31, 2025 and 2024.
In 2025, the Company had no significant gains or losses on the early repayment of advances from the FHLB. In 2024, the Company recorded net gains of $1.6 million on the early repayment of approximately $814 million of advances from the FHLB. In 2023, the Company realized total pretax gains of $40.1 million on the early repayment of $1.7 billion in advances from the FHLB.

In 2025, the Company restructured $210.0 million of its fixed-rate FHLB advances. This restructuring consisted of changing the original maturity at a lower interest rates. The new maturity for each contract was approximately 3 years. The Company incurred an early termination and modification penalty of $3.4 million which was deferred and is being amortized over the term of the new advances, as an adjustment to the yields. In 2025, the Company recognized $0.4 million, included as part of interest expense, as a result of this amortization. The modifications were not considered a substantial modification in accordance with GAAP.

In 2021, the Company restructured $285 million of its fixed-rate FHLB advances, which were subsequently terminated in 2023. This restructuring consisted of changing the original maturity at lower interest rates. The new maturities of these FHLB advances ranged from 2 to 4 years compared to original maturities ranging from 2 to 8 years. The Company incurred an early termination and modification penalty of $6.6 million which was deferred and amortized over the term of the new advances, as an adjustment to the yields. In 2023, the Company recognized $0.6 million included as part of interest expense, as a result of this amortization. As of December 31, 2023, there was no remaining unamortized penalty fee. The modifications were not considered a substantial modification in accordance with GAAP.
The Company had $2.1 billion and $1.6 billion of additional borrowing capacity with the FHLB as of December 31, 2025 and 2024, respectively. This additional borrowing capacity is determined by the FHLB. The Company also maintain borrowing capacity with the Federal Reserve, and relationships in the capital markets with brokers and dealers to issue FDIC-insured interest-bearing deposits, including certificates of deposits. We also have available uncommitted federal funds credit lines with several banks. At December 31, 2025 and 2024, we had no outstanding obligations on uncommitted federal funds lines with banks.

9. Senior Notes
On June 23, 2020, the Company completed a $60.0 million offering of senior notes with a coupon rate of 5.75% and a maturity date of June 30, 2025 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $58.4 million. As of December 31, 2024, these Senior Notes amounted to $59.8 million, net of direct unamortized issuance costs of $0.2 million, and were presented net of direct issuance costs in the consolidated financial statements. These costs were deferred and were amortized over the term of the Senior Notes of 5 years as an adjustment to yield. These Senior Notes were unsecured and unsubordinated, rank equally with all of our existing and future unsecured, and unsubordinated indebtedness.
In April 1, 2025, the Company redeemed $60.0 million in aggregate principal amount of its 5.75% Senior Notes that were due June 30, 2025. The Senior Notes were redeemed in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. The aggregate redemption price, including accrued interest, totaled approximately $60.9 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

10. Subordinated Notes
On March 9, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with Amerant Florida (the “Guarantor”), and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million aggregate principal amount of its 4.25% Fixed-to-Floating Rate Subordinated Notes due March 15, 2032 (the “Subordinated Notes”). Net proceeds were $29.1 million, after estimated direct issuance costs of approximately $0.9 million. Unamortized direct issuance costs are deferred and amortized over the term of the Subordinated Notes of 10 years. As of December 31, 2025 and 2024, these Subordinated Notes amounted to $29.8 million and $29.6 million, respectively, net of direct unamortized issuance costs of $0.2 million and $0.4 million, respectively.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
11. Junior Subordinated Debentures Held by Trust Subsidiaries
At December 31, 2025 and 2024, the Company owns all of the common capital securities issued by five statutory trust subsidiaries (the “Trust Subsidiaries”), respectively. These Trust Subsidiaries were first formed by the Company for the purpose of issuing trust preferred securities (the “Trust Preferred Securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Debentures”). The Debentures are guaranteed by the Company. The Company records the common capital securities issued by the Trust Subsidiaries in other assets in its consolidated balance sheets using the equity method. The Debentures issued to the Trust Subsidiaries, less the common securities of the Trust Subsidiaries, qualify as Tier 1 regulatory capital.
The following tables provide information on the outstanding Trust Preferred Securities issued by, and the Debentures issued to, each of the Trust Subsidiaries as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in thousands)	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Amount of Trust Preferred Securities Issued by Trust	Principal Amount of Debenture Issued to Trust	Year of Issuance	Annual Rate of Trust Preferred Securities and Debentures	Year of Maturity
Commercebank Capital Trust VI	9,250	9,537	9,250	9,537	2002	3-M SOFR + 3.61%	2033
Commercebank Capital Trust VII	8,000	8,248	8,000	8,248	2003	3-M SOFR + 3.51%	2033
Commercebank Capital Trust VIII	5,000	5,155	5,000	5,155	2004	3-M SOFR + 3.11%	2034
Commercebank Capital Trust IX	25,000	25,774	25,000	25,774	2006	3-M SOFR + 2.01%	2038
Commercebank Capital Trust X	15,000	15,464	15,000	15,464	2006	3-M SOFR + 2.04%	2036
	$62,250	$64,178	$62,250	$64,178

The Company and the Trust Subsidiaries have the option to defer payment of interest on the obligations for up to 10 semi-annual periods. In 2025 and 2024, no payments of interest were deferred on these obligations. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or early redemption of the debentures. Early redemption premiums may be payable.
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
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023

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
At December 31, 2025 and 2024 the fair value of the Company’s derivative instruments was as follows:

	December 31, 2025				December 31, 2024
			Fair value				Fair value
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$486	$—	6	$114,178	$137	$81
Derivatives not designated as hedging instruments:
Interest rate swaps:
Customers	145	1,438,417	17,343	18,546	131	1,309,781	4,300	42,194
Third party broker	145	1,438,417	18,546	17,343	131	1,309,781	42,194	4,300
	290	2,876,834	35,889	35,889	262	2,619,562	46,494	46,494

Credit risk participation agreements	13	155,715	—	—	11	112,010	—	—

Interest rate caps:
Customers	5	72,301	—	164	7	131,251	—	932
Third party broker	5	72,301	164	—	7	131,251	932	—
	10	144,602	164	164	14	262,502	932	932

Mortgage derivatives:
Forward To Be Announced MBS	—	—	—	—	1	25,000	—	59
Interest rate lock commitments	—	—	—	—	60	30,081	301	46
Mortgage loan forward contracts	—	—	—	—	16	29,000	147	3
	—	—	—	—	77	84,081	448	108
Total derivatives not designated as hedging instruments	313	3,177,151	36,053	36,053	364	3,078,155	47,874	47,534
Total	319	$3,291,329	$36,539	$36,053	370	$3,192,333	$48,011	$47,615

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

At December 31, 2025 and 2024, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2025 and renewed with maturity dates of 2029.These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at December 31, 2025 and 2024 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. In 2025 and 2024, the Company recognized unrealized gains of $0.3 million and $0.8 million, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income (loss). As of December 31, 2025, the estimated net unrealized gains in accumulated other comprehensive (loss) income expected to be reclassified into expense in the next twelve months amounted to $0.2 million.

In the third quarter of 2025, two of the five interest rate swap contracts disclosed above, with a total notional amount of $41.3 million, matured and were renewed. Additionally, in October 2025, two contracts with a total notional amount of $14.7 million matured and were renewed. Furthermore, in October 2025, the remaining contract, with a notional amount of $8.2 million, matured and was renewed. The new maturity of each contract is 4 years. The redesignation of the $8.2 million contract in October 2025 had no material impact on the Company's consolidated financial statements.

In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. In 2025 and 2024, the Company recognized approximately $0.8 million and $1.0 million, respectively, as a reduction of interest expense on FHLB advances as a result of this amortization. As of December 31, 2025, the remaining cumulative net unrealized gains related to these interest rate swaps was $0.5 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Interest Rate Swaps On Loans

In the second quarter of 2023, the Company entered into an interest rate swap contract with a notional amount of $50.0 million. In the second quarter of 2025, this contract matured and was renewed for another 2 years. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. In 2025 and 2024, the Company recognized unrealized losses of $0.2 million and $0.7 million, respectively, related to this interest rate swap contract. These unrealized losses were included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income. As of December 31, 2025, the estimated net unrealized gains in accumulated other comprehensive (loss) income expected to be reclassified into interest income in the next twelve months amounted to $0.2 million.

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

Interest Rate Swaps
Interest rate swap contracts involve the Company’s payment of variable-rate amounts to customers in exchange for the Company receiving fixed-rate payments from customers over the life of the contracts without exchange of the underlying notional amount. These instruments have maturities ranging from less than 1 to 11 years in 2025 and 1 to 12 years in 2024
The Company enters into swap participation agreements with other financial institutions to manage the credit risk exposure on certain interest rate swaps with customers. Under these agreements, the Company, as the beneficiary or guarantor, will receive or make payments from/to the counterparty if the borrower defaults on the related interest rate swap contract. The notional amount of these agreements is based on the Company’s pro-rata share of the related interest rate swap contracts.
Interest Rate Caps
Interest rate cap contracts involve the Company making payments if an interest rate exceeds the agreed strike price. These instruments have maturities ranging from less than 1 to 9 years in 2025 (less than 1 to 10 years in 2024).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
b) Economic Hedges

In 2025, the Company entered in forward sale contracts that had been designated to effectively offset changes in market valuation on the trading securities portfolio. The Company subsequently terminated these contracts in 2025. These forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. At December 31, 2024, there were no derivatives classified as economic hedges. In the year ended December 31, 2025, the net realized loss on these instruments was $3.4 million. This amount was included in derivative losses, net in the Company’s consolidated statement of operations and comprehensive income.

b) Mortgage Derivatives
The Company enters into interest rate lock commitments and forward sale contracts to manage the risk exposure in the mortgage banking area. Interest rate lock commitments guarantee the funding of residential mortgage loans originated for sale, at specified interest rates and times in the future. Mortgage loan forward sale contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. A separate type of forward sale contracts are the commitment to sell To-Be-Announced (“TBA”) mortgage-backed securities on a specific future date. In 2025 and 2024, the change in the fair value of these instruments was an unrealized gain and loss of $0.3 million and $43 thousand, respectively. These amounts were recorded as part of other noninterest income in the consolidated statements of operations and comprehensive income. All of these contracts were terminated in 2025, therefore, as of December 31, 2025, the Company does not have these types of contracts.

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. There were $11.0 million and $0.4 million in securities pledged as collateral for interest rate swaps in a liability position at December 31, 2025 and 2024. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure threshold. At December 31, 2025 and 2024, the Company had cash held as collateral for derivatives margin calls of $5.3 million and $23.5 million, respectively. See “Note 2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of December 31, 2025 and 2024, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

13. Leases
The Company leases certain premises and equipment under operating leases. The operating leases have remaining lease terms ranging from less than one year to 40 years, some of which have renewal options reasonably certain to be exercised and, therefore, have been reflected in the total lease term and used for the calculation of minimum payments required.
Certain operating leases contain variable lease payments which include mostly common area maintenance and taxes, included in occupancy and equipment on the consolidated statements of income. The Company had $1.7 million, $2.1 million and $2.2 million in variable lease payments during the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents lease costs for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$18,616	$19,143	$18,390
Short-term lease cost	—	123	49
Variable lease cost	1,727	2,108	2,238
Sublease income	(5,394)	(5,027)	(3,171)
Total lease cost	$14,949	$16,347	$17,506

As of December 31, 2025 and 2024, the Company had a right-of-use (“ROU”) asset of $110.6 million and $100.0 million, respectively, and total operating lease liability of $122.4 million and $109.9 million, respectively. As of December 31, 2025 and 2024, the Company had a short-term lease liability of $4.9 million and $3.8 million, respectively, which was included as part of other liabilities in the consolidated balance sheet.
The following table provides supplemental information to leases as of and for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
(in thousands, except weighted average data)
Cash paid for amounts included in the measurement of operating lease liabilities	$14,783	$15,276	$15,544
Weighted average remaining lease term for operating leases	14.6 years	15.3 years	16.6 years
Weighted average discount rate for operating leases	9.91%	10.33%	9.85%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The following table presents a maturity analysis and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2025:

(in thousands)
Twelve Months Ended December 31,
2026	$16,090
2027	16,427
2028	16,286
2029	15,849
Thereafter	170,806
Total minimum payments required	235,458
Less: implied interest	(113,059)
Total lease obligations	$122,399
In 2025, the Company completed the plan for the sale and leaseback of two of its banking centers in South Florida. The Company recorded a right-of-use asset and lease liability of $8.9 million, in connection with these leases, as of December 31, 2025. For more information, see “Note 6. Premises and Equipment, Net” for further details.

In 2024, as part of the Houston Sale Transaction, the Company transferred operating lease liability of $15.5 million to other liabilities and ROU asset of $15.3 million to other assets. In addition, in 2024, in connection with the Houston Sale Transaction, the Company’s reassessment of Houston leases resulted in a remeasurement of the lease liability for $8.8 million, with a corresponding adjustment to the ROU asset. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information on the Houston Sale Transaction.

Actual rental expenses may include deferred rents that are recognized as rent expense on a straight line basis. Rent expense under these leases, net of sublease income, was approximately $14.9 million, $16.3 million and $17.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Rental income from subleases is presented as a reduction to rent expense under lease agreements under occupancy and equipment cost. Rental income from subleases was $5.4 million, $5.0 million and $3.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, rental income includes $4.6 million, $4.5 million and $2.6 million, respectively, related to the subleasing of portions of the Company’s headquarters building, and $0.8 million, $0.6 million and $0.6 million, respectively, mainly associated with the sublease of NY office space and two branches in Florida in 2025 (NY office space in 2024 and 2023). In 2023, rent expense includes an additional expense of $0.3 million related to the closing of one branch in the third quarter of 2023.
There were no ROU asset impairment charges in the year ended December 31, 2025 and 2024. In the year ended December 31, 2023, the Company recorded ROU asset impairment charges of $1.1 million. ROU asset impairment charges in 2023 were in connection with the closure of a branch in Houston, Texas in 2023, and with the closure of another branch in Miami, FL in 2023. These impairments were recorded as occupancy and equipment expense on the consolidated statements of operations and comprehensive income (loss).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Through the fourth quarter of 2025, the Company provided specialized equipment financing through a variety of loan and lease structures, including direct or sale type finance leases and operating leases, through a relationship with the third party originator. In 2025, the Company ceased providing equipment financing through its previous lease structures since its relationship with the third party originator was terminated, and the Company sold all related loans and leased equipment. Accordingly, there were no assets and lease balances outstanding as of December 31, 2025 related to this relationship. As of December 31, 2024 were $2.8 million in direct or sale type finance leases included as part of loans held for investment, gross in the Company’s consolidated balance sheet, and included as part of commercial loans in our loan portfolio held for investment. As of December 31, 2024, there were $2.3 million in operating leases included as part of premises and equipment, net of accumulated depreciation, in the Company’s consolidated balance sheet.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Restricted Stock Awards
The following table shows the activity of restricted stock awards in 2025:

	Number of restricted shares	Weighted-average grant date fair value
Non-vested shares, beginning of year	36,083	$31.05
Granted	—	—
Vested	(28,259)	31.66
Forfeited	(5,493)	24.15
Non-vested shares, end of year	2,331	$27.36

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

In 2025, the Company recorded an insignificant amount of compensation expense related to RSAs. In 2024 and 2023, the Company recorded $0.1 million and $2.3 million of compensation expense, respectively. The total unearned deferred compensation expense was not significant for all unvested RSAs outstanding at December 31, 2025.
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table shows the activity of RSUs and PSUs in 2025:

	Stock-settled RSUs		Stock-settled PSUs
	Number of RSUs	Weighted-average grant date fair value	Number of PSUs	Weighted-average grant date fair value
Nonvested, beginning of year	364,387	23.32	144,008	24.42
Granted	410,624	21.92	77,327	24.00
Vested	(145,732)	23.78	(38,343)	25.67
Forfeited	(184,977)	22.85	(104,042)	26.33
Non-vested, end of year	444,302	21.82	78,950	23.25

The tables below show detailed information about RSUs and PSUs granted to various Company executives and employees for the years ended December 31, 2025, 2024, and 2023:

December 31, 2025
Award Type	Number of Units	Vesting Period	Awardee	Weighted-Average Grant Date Fair Value
RSUs	217,323	1/3 Each Year Equally for Three Years	Various Executive(s) and Employees
RSUs	159,452	20% Vesting Equally In Each of First Two Years, and 60% Vesting in Third Year	Various Executive(s) and Employees
Total RSUs	376,775			22.34

Total PSUs	77,327	Three Year Performance Target Adjusted by a Modified Percentage Based on a Relative Total Shareholder Return.	Various Executive(s) and Employees	24.00

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

For each of the years where PSUs were granted, the PSUs generally vest at the end of a three-year performance period, but only results in the issuance of shares of Class A common stock if the Company achieves a performance target based on a market condition. For the PSUs granted in 2025, vesting based on the achievement of a three-year performance period is further adjusted by a modifier percentage based on relative total shareholder return for the performance period. The actual amount of PSUs, if earned, varies on the percentage of the performance target achieved and could result in more or less shares issued than the number of units granted in each of the precedent years outlined in the tables above.

The table below shows detailed information about RSUs granted to the Company’s independent directors for the years ended December 31, 2025, 2024, and 2023:

Year	Total RSUs (1)	Vesting Period	Awardee	Weighted-average grant date fair value
2025	33,849	1 Year	Independent Directors	17.28
2024	25,686	1 Year	Independent Directors	22.77
2023	28,920	1 Year	Independent Directors	20.74
_________________
(1)For all periods presented, RSUs for Independent Directors were all stock-settled RSUs.

In 2025, 2024 and 2023, the Company recorded compensation expense related to RSUs and PSUs of $5.0 million, $5.2 million and $4.5 million, respectively. The total unearned compensation of $5.3 million for all unvested stock-settled RSUs and PSUs at December 31, 2025 will be recognized over a weighted average period of 1.8 years.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

b) Employee Stock Purchase Plan

The Company offers an ESPP. The ESPP became effective on February 14, 2022, subject to obtaining shareholder approval. On June 8, 2022, the shareholders of the Company approved the ESPP. An aggregate of one million (1,000,000) shares of Common Stock have been reserved for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company and its designated subsidiaries with the opportunity to acquire a stock ownership interest in the Company on favorable terms and to pay for such acquisitions through payroll deductions. The number of shares of Class A common stock issued in 2025, 2024 and 2023 under the ESPP was 64,034, 55,407 and 56,927, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense of $0.4 million, $0.3 million, $0.5 million respectively, in connection with the ESPP.

c) Employee Benefit Plan

The Amerant Bank, N.A. Retirement Benefits Plan (the “401(k) Plan”) is a 401(k) defined contribution employee benefit plan covering substantially all employees of the Company.
The Company matches 100% of each participant’s contribution up to a maximum of 5% of their annual salary. Contributions by the Company to the Plan are based upon a fixed percentage of participants’ salaries as defined by the Plan. The Plan enables Highly Compensated employees to contribute up to the maximum allowed without further restrictions. All contributions made by the Company to the participants’ accounts are vested immediately. In addition, employees with at least three months of service and who have reached a certain age may contribute a percentage of their salaries to the Plan as elected by each participant. The Company contributed to the Plan approximately $3.9 million and $3.8 million in 2025 and 2024 respectively, in matching contributions.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

15. Income Taxes
Effective January 1, 2025, the Company adopted new income tax disclosure guidance. Income taxes disclosures presented for the year ended December 31, 2025 reflect the updated presentation and disclosure requirements. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.
The components of the income before income tax expense and income tax expense for the year ended December 31, 2025 is follows:

(in thousands)	December 31, 2025
Income before income tax expense:
Domestic	$66,141
Total income before income tax	$66,141

Current tax expense:
Federal	$7,588
State and local	1,518
Total current tax expense	9,106

Deferred tax expense (benefit):
Federal	$4,780
State and local	(162)
Total deferred tax expense	4,618

Total income tax expense:
Federal	12,368
State and local	1,356
Total income tax expense	$13,724
The components of the income tax (benefit) expense for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023
Current tax (benefit) expense:
Federal	$(755)	$19,768
State	726	1,313
Deferred tax (benefit)	(8,303)	(10,542)
Total income tax (benefit) expense	$(8,332)	$10,539

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The following table shows a reconciliation of the income tax expense at the statutory federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	2025
(in thousands, except percentages)	Amount	%
Tax expense calculated at the statutory federal income tax rate	$13,890	21.00%

State and Local Income Tax, Net of Federal Income Tax Effect (1)	1,199	1.81%

Nontaxable or Nondeductible Items
BOLI income	(2,120)	(3.21)%
Tax-exempt interest income	(418)	(0.63)%
Section 162(m) executive compensation	436	0.66%
Meals and entertainment	483	0.73%
Other	653	0.99%

Other Adjustments
Rate differential on deferred items	(1,068)	(1.61)%
Other	669	1.01%
Effective Tax Rate	$13,724	20.75%
_________________
(1)Taxes in Florida and New York made up the majority, or approximately 63%, of the tax effect in this category

The following table shows a reconciliation of the income tax (benefit) expense at the statutory federal income tax rate to the Company’s effective income tax rate for each of the years ended December 31, 2024 and December 31, 2023:

	2024		2023
(in thousands, except percentages)	Amount	%	Amount	%
Tax (benefit) expense calculated at the statutory federal income tax rate	$(5,057)	21.00%	$8,679	21.00%
Increases (decreases) resulting from:
Non-taxable interest income	(468)	1.94%	(491)	(1.19)%
(Non-taxable) taxable BOLI income	(2,058)	8.55%	1,302	3.15%
State and city taxes (benefit) expense, net of federal tax effect	(3,670)	15.24%	1,037	2.51%
Disallowed interest expense and other expenses	1,445	(6.00)%	1,547	3.74%
Rate differential on deferred items	1,152	(4.78)%	(2,159)	(5.22)%
Noncontrolling interest	—	—%	357	0.87%
Other, net	324	(1.35)%	267	0.64%
Total income tax (benefit) expense	$(8,332)	34.60%	$10,539	25.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The composition of the net deferred tax asset is as follows:

	December 31,
(in thousands)	2025	2024
Tax effect of temporary differences
Lease liability	$31,187	$28,065
Allowance for credit losses	19,020	20,447
Deferred compensation	5,900	5,227
Valuation allowance on loans held for sale	3,380	—
Net operating loss carryover	3,307	14,660
Provision for loan contingencies	2,385	1,420
Stock-based compensation	1,797	1,585
OREO write downs	1,729	1,449
Impairment on investments (1)	1,136	503
Dividend Income	626	126
Net unrealized losses in other comprehensive income	299	13,658
Depreciation and amortization	(3,705)	(4,689)
Goodwill amortization	(4,586)	(4,696)
Right-of-use asset	(28,178)	(25,553)
Other (1)	1,269	1,341
Net deferred tax assets	$35,566	$53,543
_________________
(1)As of December 31, 2024, Impairment on Investments was included in Other. As of December 31, 2025, it was reclassified to its own separate line for comparability purposes.

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
At December 31, 2025, the Company did not have any federal net operating losses (“NOLs”) which would be carried forward indefinitely. At December 31, 2024, the Company had approximately $49.6 million of federal NOLs and the deferred tax asset related to the federal NOLs is approximately $10.4 million.
At December 31, 2025 and 2024, Amerant Bank, N.A. standalone had NOLs in the state of Florida of approximately $76.1 million and $97.7 million, respectively, which can be carried forward indefinitely. The deferred tax asset related to these NOLs at December 31, 2025 and 2024 is approximately $3.3 million and $4.3 million, respectively. A valuation allowance has not been recorded against the state deferred tax asset related to these NOLs as management believes it is more likely than not that the tax benefit will be realized.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
At December 31, 2025 and 2024, Amerant Bancorp Inc. standalone had accumulated NOLs in the state of Florida of approximately $157.5 million and $159.2 million, respectively. These NOLs are carried forward for a maximum of 20 years or indefinitely, depending on the year generated, based on applicable Florida law. The deferred tax asset related to these NOLs at December 31, 2025 and 2024 is approximately $6.8 million and $6.9 million, respectively. A valuation allowance has been recorded against the state deferred tax asset as management believes it is more likely than not that the tax benefit will not be realized.
At December 31, 2025 and 2024, the Company had no unrecognized tax benefits or associated interest or penalties that needed to be accrued.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal and state tax returns for years 2022 through 2025 remain subject to examination by the corresponding tax jurisdictions.

Legislative Developments
On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing tax law.
U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the impact of the Act on its consolidated financial statements and determined there was not a material impact resulting from the Act.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
16. Accumulated Other Comprehensive Income (Loss) (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	December 31, 2025			December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(2,205)	$562	$(1,643)	$(54,828)	$14,006	$(40,822)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,031	(263)	768	1,364	(348)	1,016
Total (AOCL) AOCI	$(1,174)	$299	$(875)	$(53,464)	$13,658	$(39,806)

The components of other comprehensive income for the three-year period ended December 31, 2025 is summarized as follows:

	December 31, 2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding gains on debt securities available for sale:
Change in fair value arising during the period	$54,833	$(14,008)	$40,825
Reclassification adjustment for net gains included in net income	(2,210)	564	(1,646)
	52,623	(13,444)	39,179
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	479	(122)	357
Reclassification adjustment for net interest income included in net income	(812)	207	(605)
	(333)	85	(248)
Total other comprehensive income	$52,290	$(13,359)	$38,931

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023
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
In addition to loans to related parties and associated interest income, which are described further below, consolidated balance sheets and the consolidated statements of operations include the following amounts with related parties:

	December 31,
(in thousands)	2025	2024
Liabilities
Demand deposits, noninterest bearing	$1,069	$1,339
Interest bearing demand, savings and money market deposits (1)	4,640	5,872
Time deposits and accounts payable	2,203	3,828
Total due to related parties	$7,912	$11,039
_______________
(1) To emphasize material items, certain line items that were presented separately in prior years have been aggregated into a single line item in this table. This includes interest-bearing demand, savings, and money market deposits. Prior periods have been conformed to this presentation for comparability.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Expenses
Interest expense	$165	$218	$103
Fees and other expenses	117	94	56
	282	312	159
Loan transactions
The Company originates loans in the normal course of business to certain related parties. At December 31, 2025 and 2024, these loans amounted to $4.4 million and $5.2 million, respectively. These loans are generally made to persons who participate or have authority to participate (other than in the capacity of a director) in major policymaking functions of the Company or its affiliates, such as principal owners and management of the Company and their immediate families. Interest income on these loans was approximately $0.1 million in the years ended December 31, 2025 and 2024, respectively.
Other assets and liabilities
The Company had approximately $1.7 million and $1.6 million, respectively, due to its Trust Subsidiaries as of December 31, 2025 and 2024. This amount is included in accounts payable in the precedent table.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

b) Common Stock
Shares of the Company’s Class A common stock issued and outstanding as of December 31, 2025 and December 31, 2024 were 40,595,273 and 42,127,316, respectively.
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
Stock Repurchase Program Activity
In 2025, 2024, and 2023, the Company repurchased an aggregate of 1,716,084, 344,326 and 259,853 shares, respectively, of its Class A common stock at a weighted average price of $19.23, $21.94 and $18.98 per share, under the Stock Repurchase Program. The aggregate purchase price for these transactions was $33.0 million, $7.6 million, and $4.9 million respectively, in the years ended December 31, 2025, 2024, and 2023 including transaction costs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

In 2025, 2024 and 2023, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously held as treasury stock, including all shares repurchased in 2025, 2024 and 2023. Therefore, the Company had no shares of common stock held in treasury stock at December 31, 2025, 2024 and 2023.

Stock-Based Compensation Awards

The Company grants, from time to time, stock-based compensation awards which are reflected as changes in the Company’s Stockholders’ equity. See “Note 14. Incentive Compensation and Benefit Plan” for additional information about common stock transactions under the Company’s 2018 Equity Plan.
c) Dividends

Set forth below are the details of dividends by the Company for the periods ended December 31, 2025 and 2024 and 2023.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
10/22/2025	11/14/2025	11/28/2025	$0.09	$3.7 million
07/23/2025	08/15/2025	08/29/2025	$0.09	$3.8 million
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
10/23/2024	11/14/2024	11/29/2024	$0.09	$3.8 million
07/24/2024	8/15/2024	08/30/2024	$0.09	$3.0 million
04/24/2024	5/15/2024	05/30/2024	$0.09	$3.0 million
01/17/2024	02/14/2024	02/29/2024	$0.09	$3.0 million
10/18/2023	11/14/2023	11/30/2023	$0.09	$3.0 million
07/19/2023	08/15/2023	08/31/2023	$0.09	$3.0 million
04/19/2023	05/15/2023	05/31/2023	$0.09	$3.0 million
01/18/2023	02/13/2023	02/28/2023	$0.09	$3.0 million
On January 22, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per-share of the Company’s Class A common stock. The dividend is payable on February 27, 2026, to shareholders of record at the close of business on February 13, 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

19. Commitments and Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary, course of business, those contingencies may include, known but unasserted claims, and legal / regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates. There was no material liability on legal claims outstanding as of December 31, 2025.
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumes the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses are below the Loss Cap as of that date, the Company will pay the difference to the borrower by June 30, 2026. The Company is currently unable to estimate the difference between the actual credit losses that may be incurred through June 30, 2026 and the Loss Cap. As of December 31, 2025, the amount remaining to be covered towards the "Loss Cap" was $4.6 million. As part of the Wind-down Agreement, the borrower has agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. They generally have one year terms and are renewable annually, if agreed. The credit risk involved in issuing standby letters of credit is generally the same as that involved in extending loan facilities to customers. The Company generally holds deposits, investments and real estate as collateral supporting those commitments. The extent of collateral held for those commitments at December 31, 2025 ranges from unsecured commitments to commitments fully collateralized by cash and securities.
Commercial letters of credit are conditional commitments issued by the Company to guarantee payment by a customer to a third party, and are used primarily for importing or exporting goods and are terminated when proper payment is made by the customer.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Financial instruments whose contract amount represents off-balance sheet credit risk at December 31, 2025 are as follows:

(in thousands)	Approximate Contract Amount
Commitments to extend credit	$1,605,254
Standby letters of credit	179,288
$1,784,542
The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Years Ended December 31,
	2025	2024	2023
Balances at beginning of the period	$5,942	$3,102	$1,702
Provision for credit losses - off balance sheet exposures	3,800	2,840	1,400
Balances at end of period	$9,742	$5,942	$3,102

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
20. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,233	$—	$7,233
Securities
Debt Securities available for sale
U.S. Treasury Securities	—	1,000	—	1,000
U.S. Government agency and sponsored enterprise residential MBS	—	1,824,510	—	1,824,510
U.S. Government agency and sponsored enterprise commercial MBS	—	152,249	—	152,249
U.S. Government agency and sponsored enterprise obligations	—	45,455	—	45,455
Non-agency commercial MBS	—	—	—	—
Municipal Bonds	—	1,669	—	1,669
	—	2,024,883	—	2,024,883
Equity securities with readily determinable fair values not held for trading	2,548	—	—	2,548
	2,548	2,024,883	—	2,027,431
Mortgage loans held for sale (at fair value)	—	2,932	—	2,932
Bank owned life insurance	—	260,644	—	260,644
Other assets
Mortgage servicing rights (MSRs)	—	—	1,314	1,314
Derivative instruments	—	36,539	—	36,539
	$2,548	$2,332,231	$1,314	$2,336,093
Liabilities
Other liabilities
Derivative instruments	$—	$36,053	$—	$36,053

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	6,944	—	$6,944
Securities
Debt Securities available for sale
U.S. treasury securities	—	1,933	—	1,933
U.S. Government agency and sponsored enterprise residential MBS	—	1,262,640	$—	1,262,640
U.S. Government agency and sponsored enterprise commercial MBS	—	142,538	—	142,538
U.S. Government agency and sponsored agency obligations	—	16,682	—	16,682
Non-agency commercial MBS	—	11,792	—	11,792
Municipal bonds	—	1,585	—	1,585
	—	1,437,170	—	1,437,170
Equity securities with readily determinable fair values not held for trading	2,477	—	—	2,477
	2,477	1,437,170	—	1,439,647
Mortgage loans held for sale (at fair value)	—	42,911	—	42,911
Bank owned life insurance	—	243,547	—	243,547
Other assets
Mortgage servicing rights (MSRs)	—	—	1,491	1,491
Derivative instruments	—	48,011	—	48,011
	$2,477	$1,778,583	$1,491	$1,782,551

Liabilities
Other liabilities
Derivative instruments	$—	$47,615	$—	$47,615
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
December 31, 2025, 2024 and 2023

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
There were no transfers in or out of level 3 in the years ended December 31, 2025, 2024 and 2023.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$80,912	$—	$—	$80,912	13,752
Loans held for investment measured for credit deterioration using the fair value of the collateral (1) (2)	$7,497	$—	$—	$7,497	$3,328
Other Real Estate Owned (3)	15,542	—	—	15,542	1,114
Cash flow dependent loans measured for expected credit losses (4)	60,397	—	—	60,397	15,989
	$164,348	$—	$—	$164,348	$34,183
_______________
(1)Consists entirely of commercial loans with a carrying amount of $7.5 million, at December 31, 2025.
(2)Include loans with specific reserves of $0.3 million total write downs of $3.3 million at December 31, 2025.
(3)Includes $14.0 million and $1.6 million in commercial real estate and residential real estate property, respectively.
(4)Consists entirely of commercial loans with a carrying amount of $60.4 million and specific reserves of $2.3 million at December 31, 2025.

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
_______________

(1) Includes commercial and owner-occupied loans with a carrying amount of $23.0 million and $0.1 million, respectively, at December 31, 2024.
(2) Include loans with specific reserves of $2.5 million and total write downs of $5.1 million at December 31, 2024.
(3) Includes $17.7 million and $0.4 million in commercial and residential real estate property, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and 2024.

Loans Held for Sale, at Lower of Fair Value or Cost

The fair value used for loans held for sale that are carried at the lower of cost or fair value is generally based on quoted market prices of similar loans less estimated cost to sell and is considered to be Level 3.

Cash Flow Dependent Loans Measured For Expected Credit Losses

The carrying amount of individually evaluated loans where repayment is expected to be provided through cash flows is estimated using the present value discounted cash flow method. The estimated cash flows are based on the borrower’s repayment capacity, using available financial information. In certain circumstances, management may utilize probability‑weighted scenarios to reflect different reasonable and supportable expectations of future cash collections. Because this approach incorporates significant unobservable inputs, such as borrower‑specific cash flow estimates, discount rates, and probability‑of‑default assumptions, the fair value of these loans is classified as a Level 3 valuation.

Collateral Dependent Loans Measured For Expected Credit Losses

The carrying amount of collateral dependent loans is typically based on the fair value of the underlying collateral less cost to sell. The Company primarily uses third party appraisals to assist in measuring expected credit losses on collateral dependent loans. The Company also uses third party appraisal reviewers for loans with an outstanding balance of $1 million and above. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Other Real Estate Owned

The Company values OREO at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as Level 3 as the assumptions used may not be observable. The fair value of non-real estate repossessed assets is provided by a third party based on their assumptions and quoted market prices for similar assets, when available. In 2025, the Company sold two OREO properties for an aggregate of $2.7 million and recognized a total net loss on sale $0.8 million in connection with these transactions. In 2025 and 2024, the Company recorded valuation expenses of $1.1 million and $5.7 million, respectively, on OREO properties, as result of the fair value adjustment. The Company had OREO balances of $15.5 million and $18.1 million as of December 31, 2025 and 2024, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Loans	2,432,890	2,412,723	3,187,223	3,113,807
Financial liabilities
Time deposits	1,560,429	1,559,565	1,532,563	1,532,002
Advances from the FHLB	711,984	729,053	745,000	743,910
Senior notes	—	—	59,843	59,714
Subordinated notes	29,795	26,530	29,624	28,481
Junior subordinated debentures	64,178	64,690	64,178	63,255

22. Regulatory Matters
The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. Amerant Investments is subject to the Uniform Capital Rule 15x3-1 under the Securities Act of 1934, which requires the maintenance of minimum net capital as defined under such rule. At December 31, 2025 and 2024 Amerant Investments was in compliance with those rules.
The following is a summary of restrictions related to dividend payments, and capital adequacy.

Dividend Restrictions
Dividends payable by the Bank as a national bank subsidiary of the Company, are limited by law and OCC regulations. A dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. At December 31, 2025 and 2024, the Bank could have paid additional dividends of $40.9 million and $9.3 million, respectively, without prior OCC approval. In July 2025, the Board of Directors of the Bank approved the payment of a cash dividend of $40.0 million by the Bank to the Company. In December 2025, the Board of Directors of the Bank approved the payment of cash dividend of $20 million by the Bank to the Company. The Company received this dividend in the first quarter of 2026. In December 2023, the Board of Directors of the Bank approved the payment of cash dividend of $20 million by the Bank to the Company. The Company received this dividend in the first quarter of 2024. The Bank did not declare any dividends payable to the Company in 2024.
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
December 31, 2025, 2024 and 2023

Capital Adequacy
Under the Basel III capital and prompt corrective action rules, the Company and the Bank must meet specific capital guidelines that involve quantitative measures and qualitative judgments about capital components, risk weightings, and other factors.
The Basel III rules became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in by January 1, 2019. The Company and the Bank opted to not include the AOCI in computing regulatory capital. As of December 31, 2025, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, and are well capitalized. In addition, Basel III rules required the Company and the Bank to hold a minimum capital conservation buffer of 2.50%. The Company’s capital conservation buffer at year end 2025 and 2024 was 6.1% and 5.4%, respectively, and therefore no regulatory restrictions exist under the applicable capital rules on dividends or discretionary bonuses or other payments.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital ratio	$1,052,893	13.49%	$624,495	8.00%	$780,619	10.00%
Tier 1 capital ratio	963,923	12.35%	468,372	6.00%	624,495	8.00%
Tier 1 leverage ratio	963,923	9.47%	407,159	4.00%	508,949	5.00%
Common equity tier 1 (CET1) capital ratio	963,923	12.35%	351,279	4.50%	507,402	6.50%

December 31, 2024
Total capital ratio	$1,047,759	12.84%	$652,644	8.00%	$815,805	10.00%
Tier 1 capital ratio	956,861	11.73%	489,483	6.00%	652,644	8.00%
Tier 1 leverage ratio	956,861	9.50%	402,892	4.00%	503,615	5.00%
Common equity tier 1 (CET1) capital ratio	956,861	11.73%	367,112	4.50%	530,273	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimums Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital ratio	$1,102,426	14.10%	$625,550	8.00%	$781,938	10.00%
Tier 1 capital ratio	983,662	12.58%	469,163	6.00%	625,550	8.00%
Tier 1 leverage ratio	983,662	9.62%	408,990	4.00%	511,237	5.00%
CET1 capital ratio	923,069	11.80%	351,872	4.50%	508,260	6.50%

December 31, 2024
Total capital ratio	$1,096,882	13.43%	$653,446	8.00%	$816,807	10.00%
Tier 1 capital ratio	976,360	11.95%	490,084	6.00%	653,446	8.00%
Tier 1 leverage ratio	976,360	9.66%	404,480	4.00%	505,600	5.00%
CET1 capital ratio	915,658	11.21%	367,563	4.50%	530,925	6.50%

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
23. Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income (loss) before attribution of noncontrolling interest	$52,417	$(15,752)	$30,789
Noncontrolling interest	—	—	(1,701)
Net income (loss) attributable to Amerant Bancorp Inc.	$52,417	$(15,752)	$32,490
Net income (loss) available to common stockholders	$52,417	$(15,752)	$32,490
Denominator:
Basic weighted averages shares outstanding	41,578,758	35,755,375	33,511,321
Dilutive effect of shared-based compensation awards	152,545	—	164,067
Diluted weighted average shares outstanding	41,731,303	35,755,375	33,675,388

Basic earnings (loss) per common share	$1.26	$(0.44)	$0.97
Diluted earnings (loss) per common share	$1.26	$(0.44)	$0.96

As of December 31, 2025 and 2023, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance stock units, totaling 481,031 and 595,420, respectively. As of December 31, 2024, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 400,470. In 2025 and 2023, these instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect in per share earnings. In 2024, potential dilutive instruments were not included in the diluted earnings per share computation because the Company reported a net loss and their inclusion would have an anti-dilutive effect in per share earnings in that period. Further, as of December 31, 2025, 2024 and 2023, 44,552, 144,008 and 21,936 performance stock units, respectively, were excluded from the diluted earnings per share computation because the performance target was not achieved. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” and “Note 14. Incentive Compensation and Benefit Plans” for more details on the performance and or market conditions associated with these awards.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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
Condensed financial statements of Amerant Bancorp Inc. are presented below:
Condensed Balance Sheets:

	December 31,
(in thousands)	2025	2024
Assets
Cash and due from banks	$17,518	$99,534
Investments in subsidiaries	988,820	941,348
U.S. treasury securities	1,000	1,933
Dividends from subsidiary bank receivable	20,000	—
Other assets (1)	8,755	5,590
	$1,036,093	$1,048,405
Liabilities and Stockholders' Equity
Senior notes	$—	$59,843
Subordinated notes	29,795	29,624
Junior Subordinated Debentures	64,178	64,178
Other liabilities	3,318	4,293
Stockholders' equity	938,802	890,467
	$1,036,093	$1,048,405
______
(1) To emphasize material items, “Equipment, net,” previously presented separately, has been combined into “Other assets.” The amount as of December 31, 2024 has been reclassified to conform to the presentation as of December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Condensed Statements of Income:

	Years ended December 31
(in thousands)	2025	2024	2023
Income:
Interest	$196	$264	$247
Equity in earnings of subsidiaries	62,675	(3,635)	43,795
Total income	62,871	(3,371)	44,042
Expenses:
Interest expense	6,573	9,417	9,556
Other expenses (1)	6,566	6,139	5,726
Total expense	13,139	15,556	15,282
Income (loss) before income tax benefit	49,732	(18,927)	28,760
Income tax benefit	2,685	3,175	3,730
Net income (loss)	$52,417	$(15,752)	$32,490
__________________
(1)Other expenses mainly consist of professional and other service fees.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Condensed Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$52,417	$(15,752)	$32,490
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities - Equity in earnings of subsidiaries	(62,675)	3,635	(43,795)
Stock-based compensation expense	565	578	537
Net change in other assets and liabilities	(6,188)	18,405	(2,318)
Net cash (used in) provided by operating activities	(15,881)	6,866	(13,086)

Cash flows from investing activities
Purchases of equipment	(107)	(388)	—
Capital contribution to subsidiary	—	(90,000)	—
Dividends from subsidiary	40,000
Return of equity from investment in subsidiary	—	—	11,068
Purchases of available for sale securities	(999)	(1,919)	—
Maturities of available for sale securities	2,000	2,000	—
Net cash provided by (used in) investment activities	40,894	(90,307)	11,068

Cash flows from financing activities
Redemption of senior notes	(60,000)	—	—
Repurchase of common stock - Class A	(33,000)	(7,556)	(4,933)
Proceeds from issuance of common stock	—	155,750	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,067	811	904
Dividends Paid	(15,096)	(12,819)	(12,063)
Net cash (used in) provided by financing activities	(107,029)	136,186	(16,092)

Net (decrease) increase in cash and cash equivalents	(82,016)	52,745	(18,110)

Cash and cash equivalents
Beginning of year	99,534	46,789	64,899
End of year	$17,518	$99,534	$46,789

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

25 . Segment Information
Determination of the CODM
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (CEO). The CEO makes the overall decisions about the Company’s resource allocation and assesses the performance of the Company.
Determination and identification of operating segments

The CODM manages the Company as one operating segment: the consolidated Company as one entity. We made that determination based upon an evaluation of the products and services provided, the functions the Company performed, and the type and location of customers served. Substantially, all of our revenues, assets, and liabilities are derived from deposits, loans, and wealth management services primarily offered in the United States to customers located in the United States and abroad. All decisions regarding the allocation of financial, operational, and other resources are managed under this one segment. As part of the determination for the allocation of resources, the CODM regularly reviews net income as the measure of profit or loss. The accounting policies used to measure the profit and loss are the same as those described in the summary of significant accounting policies in Note 1. In addition, as part of assessment of the performance of the consolidated entity, the CODM also reviews the consolidated financial statements for significant expenses which include both cash and noncash items, such as amortization and depreciation and stock-based compensation. For more information on the significant components of net income (loss) or any significant cash or noncash items, refer to our accompanying consolidated financial statements or the Notes to Consolidated Financial Statements contained within. The measure of assets is reported on the consolidated balance sheet as total consolidated assets.

Segment results

As the Company’s consolidated financial information as of and for the years ended December 31, 2025, 2024 and 2023 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

26 . Supplemental Cash Flow Information
Effective January 1, 2025, the Company adopted the new income tax disclosure guidance. Income taxes disclosures presented for the year ended December 31, 2025 reflect the updated presentation and disclosure requirements. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.
Supplemental disclosures of cash flow information for the year ended December 31, 2025 is as follows:

Year Ended December 31,
(in thousands)	2025
Supplemental disclosures of cash flow information
Cash paid:
Interest	$239,146
Taxes paid (net of refunds received)
Federal	8,430
State	973
Right-of-use assets obtained in exchange for new lease obligations	16,005
Noncash investing activities:
Mortgage loans held for sale (at fair value) transferred to loans held for investment	8,868
Mortgage loans held for investment transferred to loans held for sale (at fair value)	4,117
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	189,425
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	40,597
Net transfers from premises and equipment to operating lease right-of-use assets	6,305
Loans transferred to other assets	1,893
Supplemental disclosures of cash flow information for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31
(in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid:
Interest	$272,308	$211,769
Income taxes	4,861	24,966
Right-of-use assets obtained in exchange for new lease obligations	2,790	12,001
Noncash investing activities:
Surrender of bank owned life insurance receivable from former insurance carrier	—	63,628
Mortgage loans held for sale (at fair value) transferred to loans held for investment	29,866	98,918
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	568,328	449,563
Transfer from debt securities held to maturity to debt securities available for sale	216,560	—
Premises and equipment transferred to other assets	11,405	—
Right-of-use assets transferred to other assets	15,368	—
Operating lease liability transferred to other liabilities	15,520	—
Loans transferred to other assets	3,409	26,534