Form 10-Q
period 2026-03-31
Amerant Bancorp Inc.
filed 2026-05-01
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2026
Class A Common Stock, $0.10 par value per share	39,354,839 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2026

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) March 31, 2026	December 31, 2025
Assets
Cash and due from banks and restricted cash	$63,416	$53,478
Interest earning deposits with banks	117,997	409,444
Other short-term investments	7,294	7,233
Cash and cash equivalents	188,707	470,155
Securities
Debt securities available for sale	2,370,308	2,024,883
Equity securities with readily determinable fair value not held for trading	2,528	2,548
Federal Reserve Bank and Federal Home Loan Bank stock	58,048	57,138
Securities	2,430,884	2,084,569
Loans held for sale, at lower of cost or fair value	190,014	80,912
Mortgage loans held for sale, at fair value	895	2,932
Loans held for investment, gross	6,562,872	6,613,391
Less: allowance for credit losses	79,236	79,276
Loans held for investment, net	6,483,636	6,534,115
Bank owned life insurance	263,208	260,644
Deferred tax assets, net	42,532	35,566
Operating lease right-of-use assets	108,980	110,588
Goodwill	19,193	19,193
Accrued interest receivable and other assets	175,465	178,344
Total assets	$9,903,514	$9,777,018
Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$1,466,670	$1,573,301
Interest bearing demand, savings and money market deposits	4,425,019	4,217,594
Time	2,047,412	1,996,039
Total deposits	7,939,101	7,786,934
Advances from the Federal Home Loan Bank	732,263	711,984
Subordinated notes	29,837	29,795
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	116,456	117,456
Accounts payable, accrued liabilities and other liabilities	107,761	127,869
Total liabilities	8,989,596	8,838,216
Commitments and Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 39,803,607 shares issued and outstanding at March 31, 2026 (40,595,273 shares issued and outstanding at December 31, 2025)	3,978	4,058
Additional paid in capital	297,503	316,067
Retained earnings	633,716	619,552
Accumulated other comprehensive loss	(21,279)	(875)
Total stockholders' equity	913,918	938,802
Total liabilities and stockholders' equity	$9,903,514	$9,777,018
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income
Loans	$102,674	$121,021
Investment securities	27,682	18,919
Interest earning deposits with banks and other interest income	2,661	6,468
Total interest income	133,017	146,408

Interest expense
Interest bearing demand, savings and money market deposits	26,365	27,129
Time deposits	18,254	23,858
Advances from the Federal Home Loan Bank	6,846	7,200
Senior notes	—	942
Subordinated notes	361	361
Junior subordinated debentures	910	1,014
Total interest expense	52,736	60,504
Net interest income	80,281	85,904
Provision for credit losses	7,800	18,446
Net interest income after provision for credit losses	72,481	67,458

Noninterest income
Brokerage, advisory and fiduciary activities	5,461	4,729
Deposits and service fees	4,872	5,137
Change in cash surrender value of bank owned life insurance	2,564	2,450
Loan-level derivative income	1,531	1,508
Cards and trade finance servicing fees	1,439	1,392
Securities gains, net	516	64
Other noninterest income	998	4,245
Total noninterest income	17,381	19,525

Noninterest expense
Salaries and employee benefits	32,040	33,347
Professional and other services fees	11,416	14,682
Occupancy and equipment	5,423	6,136
Telecommunication and data processing	3,537	3,475
Advertising expenses	2,939	3,635
FDIC assessments and insurance	2,850	3,236
Losses on loans held for sale carried at the lower of cost or fair value, net	1,823	—
Depreciation and amortization	1,517	1,588
Loan level derivative expense	1,042	360
Other real estate owned and repossessed assets (income) expense, net	(232)	164
Other operating expenses	4,564	4,931
Total noninterest expenses	66,919	71,554
Income before income tax expense	22,943	15,429
Income tax expense	(5,070)	(3,471)
Net income attributable to Amerant Bancorp Inc.	$17,873	$11,958
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025

Other comprehensive (loss) income, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(20,019)	$12,692
Net unrealized holding gains on cash flow hedges arising during the period	181	13
Reclassification adjustment for items included in net income	(566)	(173)
Other comprehensive (loss) income	(20,404)	12,532
Comprehensive (loss) income	$(2,531)	$24,490

Earnings Per Share (Note 13):
Basic earnings per common share	$0.44	$0.28
Diluted earnings per common share	$0.44	$0.28

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2026

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2025	40,595,273	$4,058	$316,067	$—	$619,552	$(875)	$938,802
Repurchase of Class A common stock	(859,493)	—	—	(18,708)	—	—	(18,708)
Treasury stock retired	—	(86)	(18,622)	18,708	—	—	—
Issuance of common shares for restricted stock unit vesting	94,477	9	(9)	—	—	—	—
Restricted stock and restricted stock units surrendered	(26,650)	(3)	(591)	—	—	—	(594)
Stock-based compensation expense	—	—	658	—	—	—	658
Dividends paid	—	—	—	—	(3,709)	—	(3,709)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	17,873	—	17,873
Other comprehensive loss	—	—	—	—	—	(20,404)	(20,404)
Balance at March 31, 2026	39,803,607	$3,978	$297,503	$—	$633,716	$(21,279)	$913,918

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$17,873	$11,958
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	7,800	18,446
Net premium amortization on securities	354	558
Depreciation and amortization	1,517	1,588
Stock-based compensation expense	658	790
Change in cash surrender value of bank owned life insurance	(2,564)	(2,450)
Securities gains, net	(516)	(64)
Gains on sale of loans, net	(169)	(3,785)
Losses on loans held for sale carried at the lower of cost or fair value	1,823	—
Deferred taxes and others	351	(2,972)
Proceeds from sales and repayments of loans held for sale (at fair value)	4,395	70,942
Originations and purchases of loans held for sale (at fair value)	(2,189)	(52,663)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,985)	(3,606)
Accounts payable, accrued liabilities and other liabilities	(14,426)	(18,532)
Net cash provided by operating activities	10,922	20,210
Cash flows from investing activities
Purchases of investment securities:
Available for sale	(542,485)	(288,353)
Federal Home Loan Bank stock	(1,000)	(191)
	(543,485)	(288,544)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	169,842	39,899
Federal Home Loan Bank stock	89	1,424
	169,931	41,323
Net (increase) decrease in loans	(141,340)	25,339
Proceeds from loan portfolio sales	74,144	7,992
Net purchases of premises and equipment and others	(776)	(2,211)
Purchase of bank owned life insurance	—	(7,000)
Net cash used in investing activities	(441,526)	(223,101)
Cash flows from financing activities
Net increase in demand, savings and money market accounts	100,794	372,905
Net increase (decrease) in time deposits	51,373	(72,522)
Proceeds from advances from the Federal Home Loan Bank	20,000	—
Repayments of advances from the Federal Home Loan Bank	—	(30,000)
Repurchase of common stock - Class A	(18,708)	(5,000)
Dividend paid	(3,709)	(3,885)
Disbursements arising from stock-based compensation, net	(594)	(599)
Net cash provided by financing activities	149,156	260,899
Net (decrease) increase in cash and cash equivalents and restricted cash	(281,448)	58,008

Cash, cash equivalents and restricted cash
Beginning of period	470,155	590,359
End of period	$188,707	$648,367

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

Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand Cayman (the “Cayman Bank”) are subsidiaries of the Bank. The Company is in the process of winding down and dissolving both Amerant Mortgage and the Cayman Bank, which the Company expects to complete in 2026, once any and all applicable regulatory approvals are received.

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
Segment results
As the Company’s consolidated financial information as of March 31, 2026 and December 31, 2025 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Stock Repurchase Program

The Company’s Board of Directors authorized repurchase programs in each of 2025, 2024 and 2023, pursuant to which the Company may purchase, from time to time, its shares of Class A common stock.

In January 2026, the Company announced that its Board of Directors authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Stock Repurchase Program will be effective until December 31, 2026.

In the three months ended March 31, 2026, the Company repurchased an aggregate of 859,493 shares of Class A common stock at a weighted average price of $21.77 per share. The aggregate purchase price for these transactions was $18.7 million in the three months ended March 31, 2026, including transaction costs. In the three months ended March 31, 2025, the Company repurchased an aggregate of 215,427 shares of Class A common stock at a weighted average price of $23.21 per share. The aggregate purchase price for these transactions was $5.0 million in the three months ended March 31, 2025, including transaction costs.

In the three months ended March 31, 2026 and 2025, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased and held as treasury stock. As of March 31, 2026 and 2025, there were no shares of Class A common stock held as treasury stock.

Investments carried at cost

The Company, through Amerant SPV, has invested in equity instruments through various fintech, financial technology solutions providers and funds. During the three months ended March 31, 2026, the Company recorded an impairment charge of $1.7 million related to its equity investment in a fintech. As of March 31, 2026, the Company’s remaining investment on this fintech is not considered material.

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three months ended March 31, 2026 and 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/22/2026	02/13/2026	02/27/2026	$0.09	$3.7 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
On April 22, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on May 29, 2026, to shareholders of record at the close of business on May 15, 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
b) Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year or any other period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 and the accompanying footnote disclosures for the Company, which are included in the 2025 Form 10-K.
For a complete summary of our significant accounting policies, see Note 1 to the Company’s audited consolidated financial statements in the 2025 Form 10-K.
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
Reclassifications
Consolidated Statements of Operations and Comprehensive (Loss) Income
To emphasize material items, certain line items have been aggregated in the statement of operations and comprehensive (loss) income presented in this Form 10-Q. As part of these updates, interest-bearing demand, savings, and money market deposits have been aggregated into one line item in the statement of operations and comprehensive (loss) income. Prior periods have been conformed to this presentation for comparability.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
c) Recently Issued Accounting Pronouncements
Issued and Adopted
New Guidance on Purchased Loans
In November 2025, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to certain purchased loans. This guidance expands the use of the gross‑up approach for measuring credit losses at acquisition for certain purchased loans and eliminates the recognition of a Day 1 credit loss expense for those loans. Under this guidance, entities are required to account for acquired loans that meet certain criteria at acquisition, referred to as purchased seasoned loans (“PSLs”), by recognizing them at their purchase price plus an allowance for expected credit losses.

PSLs are purchased non-credit‑deteriorated loans, excluding credit cards, obtained in a business combination or acquired more than 90 days after origination through qualifying asset acquisitions or upon consolidation of non‑business variable interest entities.

The guidance is effective for fiscal years beginning after December 15, 2026; early adoption is permitted. The Company early adopted this guidance, effective January 1, 2026 and applied it prospectively. As a result of this adoption, for PSL loans acquired during the first quarter of 2026, including residential and commercial loans originated at least 90 days prior to acquisition, the Company recorded an allowance for credit losses of $0.5 million at the date of acquisition.

For a description of other recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2025 Form 10-K. There were no other recently issued accounting pronouncements adopted or issued that are expected to have a material impact on the Company, other than those disclosed above or in the 2025 Form 10‑K.
d) Subsequent Events
The effects of significant subsequent events, if any, have been recognized or disclosed in these unaudited interim consolidated financial statements.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

2. Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash
At March 31, 2026 and December 31, 2025, interest earning deposits with banks are mainly comprised of deposits with the Federal Reserve of approximately $118.0 million and $409.4 million, respectively. At March 31, 2026 and December 31, 2025, the average interest rate on these deposits was approximately 3.62% and 4.28%, respectively. These deposits have no stated maturity dates.

As of March 31, 2026 and December 31, 2025, the Company held US Treasury Bills classified as part of other short-term investments in the Company’s consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company held $7.3 million and $7.2 million, respectively, with an average yield of 3.56% and 4.14%, respectively, related to these investments. These other short-term investments have a stated maturity of 90 days or less and as such are deemed cash and cash equivalents.

At March 31, 2026 and December 31, 2025, the Company had restricted cash balances of $6.9 million and $6.2 million, respectively, which are included within cash and due from banks and restricted cash in the Company’s consolidated balance sheets. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Bank, to repay according to margin requirements. At March 31, 2026 and December 31, 2025, this obligation was $6.1 million and $5.3 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

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
3. Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	March 31, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$2,168,669	$8,412	$(34,827)	$—	$2,142,254
U.S. Government agency and sponsored enterprise commercial MBS	141,907	1,016	(3,062)	—	139,861
U.S. Government agency and sponsored enterprise obligations	86,053	—	(976)	—	85,077
Municipal Bonds (1)	1,732	—	(107)	—	1,625
U.S. Treasury Securities	1,498	—	(7)	—	1,491
Total debt securities available for sale (2)	$2,399,859	$9,428	$(38,979)	$—	$2,370,308
__________________

(1)Consists of MBS securities with a fair value of $1.6 million and an amortized cost of $1.7 million.
(2)Excludes accrued interest receivable of $9.9 million as of March 31, 2026, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three months ended March 31, 2026..

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
There were no investments in foreign sovereign debt securities, foreign government agency debt securities, or foreign corporate bonds available for sale at March 31, 2026 and December 31, 2025.
In the three months ended March 31, 2026, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

Three Months Ended March 31,
(in thousands)	2026
Proceeds from sales, redemptions and calls of debt securities available for sale	$115,056

Gross realized gains	482
Gross realized losses	—
Realized gain, net	$482

In the three months ended March 31, 2025, there were no sales, calls or redemptions of debt securities available for sale.
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	March 31, 2026
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	180	$840,917	$(11,149)	254	$369,588	$(23,678)	$1,210,505	$(34,827)
U.S. Government agency and sponsored enterprise commercial MBS	6	22,816	(252)	27	56,578	(2,810)	79,394	(3,062)
U.S. Government agency and sponsored enterprise obligations	14	73,749	(749)	41	11,070	(227)	84,819	(976)
Municipal bonds	1	350	(10)	2	1,275	(97)	1,625	(107)
U.S. Treasury Securities	3	1,491	(7)	—	—	—	1,491	(7)
	204	$939,323	$(12,167)	324	$438,511	$(26,812)	$1,377,834	$(38,979)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	40	$98,114	$(197)	275	$444,110	$(20,467)	$542,224	$(20,664)
U.S. Government agency and sponsored enterprise commercial MBS	2	8,900	(56)	30	69,498	(2,457)	78,398	(2,513)
U.S. Government agency and sponsored enterprise obligations	7	33,417	(407)	42	11,757	(253)	45,174	(660)
Municipal Bonds	—	—	—	3	1,669	(63)	1,669	(63)
	49	$140,431	$(660)	350	$527,034	$(23,240)	$667,465	$(23,900)

U.S. Government Sponsored Enterprise Debt Securities and U.S. Government Agency Debt Securities

At March 31, 2026 and December 31, 2025, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. The Company does not intend to sell impaired debt securities in this category and it is more likely than not that it will not be required to sell those securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on certain of these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of March 31, 2026 and December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Contractual maturities

Contractual maturities of debt securities at March 31, 2026 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$—	$—
After 1 year through 5 years	51,302	50,805
After 5 years through 10 years	94,282	92,424
After 10 years	2,254,275	2,227,079
	$2,399,859	$2,370,308
Actual maturities of debt securities available for sale may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

b) Equity securities with readily available fair value not held for trading
As of March 31, 2026 and December 31, 2025, the Company had an equity security with readily available fair value not held for trading with an original cost of $2.5 million and a fair value of $2.5 million. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three months ended March 31, 2026 and 2025.

c) Securities Pledged

As of March 31, 2026 and December 31, 2025, the Company had $53.8 million and $62.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	March 31, 2026	December 31, 2025
Real estate loans
Commercial real estate
Nonowner occupied	$1,501,909	$1,591,861
Multi-family residential	261,332	322,447
Land development and construction loans	505,007	534,028
	2,268,248	2,448,336
Single-family residential	1,680,768	1,515,181
Owner occupied	790,445	809,336
	4,739,461	4,772,853
Commercial loans	1,485,438	1,446,406
Loans to financial institutions and acceptances	112,667	148,602
Consumer loans and overdrafts	225,306	245,530
Total loans held for investment, gross (1)	$6,562,872	$6,613,391
_________________
(1)Excludes accrued interest receivable.

At March 31, 2026 and December 31, 2025, loans with outstanding principal balances of $1.5 billion and $1.6 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts in the table above include loans held for investment under syndication facilities for approximately $421.8 million and $434.9 million at March 31, 2026 and December 31, 2025, respectively, which include Shared National Credit (“SNC”), facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.

International loans included above were $31.3 million and $33.1 million at March 31, 2026 and December 31, 2025, respectively, mainly single-family residential loans.
The Company purchased single family residential loans and commercial loans held for investment totaling $195.8 million and $20.0 million, respectively, in the three months ended March 31, 2026. There were no purchases of loans held for investment in 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The age analyses of the loan portfolio by class as of March 31, 2026 and December 31, 2025, are summarized in the following tables:

	March 31, 2026
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,501,909	$1,501,444	$—	$202	$263	$465
Multi-family residential	261,332	261,332	—	—	—	—
Land development and construction loans	505,007	504,573	434	—	—	434
	2,268,248	2,267,349	434	202	263	899
Single-family residential	1,680,768	1,654,770	11,725	8,170	6,103	25,998
Owner occupied	790,445	786,227	933	—	3,285	4,218
	4,739,461	4,708,346	13,092	8,372	9,651	31,115
Commercial loans	1,485,438	1,421,411	52,373	89	11,565	64,027
Loans to financial institutions and acceptances	112,667	112,667	—	—	—	—
Consumer loans and overdrafts	225,306	210,198	14,094	576	438	15,108
	$6,562,872	$6,452,622	$79,559	$9,037	$21,654	$110,250

	December 31, 2025
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,591,861	$1,589,553	$1,023	$—	$1,285	$2,308
Multi-family residential	322,447	322,447	—	—	—	—
Land development and construction loans	534,028	534,028	—	—	—	—
	2,448,336	2,446,028	1,023	—	1,285	2,308
Single-family residential	1,515,181	1,502,977	4,385	1,239	6,580	12,204
Owner occupied	809,336	804,236	1,085	593	3,422	5,100
	4,772,853	4,753,241	6,493	1,832	11,287	19,612
Commercial loans	1,446,406	1,425,574	6,210	2,090	12,532	20,832
Loans to financial institutions and acceptances	148,602	148,602	—	—	—	—
Consumer loans and overdrafts	245,530	243,526	823	653	528	2,004
	$6,613,391	$6,570,943	$13,526	$4,575	$24,347	$42,448

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$10,707	$465	$11,172	$—
Multi-family residential	—	—	—	—
Land development and construction loans	—	—	—	—
	10,707	465	11,172	—
Single-family residential	15,864	11,482	27,346	—
Owner occupied	36,813	3,932	40,745	—
	63,384	15,879	79,263	—
Commercial loans	70,515	14,966	85,481	2,337
Consumer loans and overdrafts	8,969	—	8,969	—
Total	$142,868	$30,845	$173,713	$2,337

	As of December 31, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$4,025	$263	$4,288	$—
	4,025	263	4,288	—
Single-family residential	15,387	10,695	26,082	—
Owner occupied	24,931	3,802	28,733	730
	44,343	14,760	59,103	730
Commercial loans	74,816	8,945	83,761	2,372
Consumer loans and overdrafts	9,204	—	9,204	—
Total (1) (2)	$128,363	$23,705	$152,068	$3,102
__________________
(1)The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2025
(2)Excludes land development and construction in nonaccrual status with a carrying value of $16.2 million as of December 31, 2025, which were classified as held for sale carried at the lower of cost or fair value at that date. These loans were sold in January 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025.

b) Loans held for sale

(in thousands)	March 31, 2026	December 31, 2025
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$63,908	$43,406
Multi-family residential	60,794	—
Land development and construction loans	52,613	22,339
	177,315	65,745
Owner occupied	$12,699	$15,167
	190,014	80,912
Total loans held for sale at the lower of cost or fair value (1)(2)	190,014	80,912

Mortgage loans held for sale at fair value
Single-family residential	895	2,932
Total Mortgage loans held for sale at fair value	895	2,932
Total loans held for sale (3)	$190,909	$83,844
_________________
(1) As of March 31, 2026, $59.9 million was rated Special Mention, with the remainder rated Pass. As of December 31, 2025, all loans were rated Substandard.
(2) Related to these loans, in April 2026, the Company sold one loan for net proceeds of $30.9 million. In addition, in April 2026, the Company collected $29.6 million in full satisfaction of another loan and released approximately $0.6 million from the valuation allowance as a result of this transaction.
(3) Excludes accrued interest receivable.

In the three months ended March 31, 2026, the Company transferred $193.4 million of commercial real estate and owner occupied loans from held for investment to held for sale, at the lower of cost or fair value. As a result of this transfer, the Company recognized a valuation allowance of approximately $3.4 million in the three months ended March 31, 2026 which is included in results of operations as losses on loans held for sale carried at the lower of cost or fair value. This was partially offset by a release of $1.6 million from the valuation allowance mainly resulting from the payoff of a loan that was classified as held for sale at December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
c) Loan Sales

In addition to sales related to mortgage banking activities in the first quarter of 2026, the Company sold loans for net proceeds of approximately $74.2 million, consisting of $68.7 million in real estate loans and $5.5 million in commercial loans. In the first quarter of 2025, the Company sold loans for net proceeds of approximately $7.9 million, primarily real estate and commercial loans. There was no material impact to earnings from these sales during the first quarter of 2026. During the first quarter of 2025, the Company recognized net gains of approximately $2.8 million on the sale of these loans. See the Company’s consolidated statement of cash flows for more information on the sale of mortgage loans held for sale.
d) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South and Central Florida, Tampa, and the greater Houston and New York City areas, especially the five New York City boroughs. At March 31, 2026, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston, and other regions were $1.5 billion, $235 million, $126 million, $92 million and $306 million, respectively.

e) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $25.7 million and $24.3 million as of March 31, 2026 and December 31, 2025, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the allowance for credit losses (“ACL”) for loans for the three months ended March 31, 2026 and 2025 is summarized in the following tables:

	Three Months Ended March 31, 2026
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$23,117	$34,353	$—	$21,806	$79,276
(Reversal of) provision for credit losses - loans	(412)	4,026	—	3,136	6,750
Initial ACL on acquired PSLs (1)	—	271	—	189	460
Loans charged-off	—	(5,724)	—	(3,389)	(9,113)
Recoveries	—	1,369	—	494	1,863
Balance at end of the period	$22,705	$34,295	$—	$22,236	$79,236
_________________
(1)The ACL relates to residential and commercial loans purchased with an aggregate principal balance of $36.8 million that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

	Three Months Ended March 31, 2025
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$16,668	$44,732	$—	$23,563	$84,963
Provision for credit losses - loans	4,253	10,309	—	2,634	17,196
Loans charged-off	—	(1,833)	—	(3,547)	(5,380)
Recoveries	18	872	—	597	1,487
Balance at end of the period	$20,939	$54,080	$—	$23,247	$98,266

The ACL was determined utilizing a reasonable and supportable forecast period. It was calculated using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the three months ended March 31, 2026.
The ACL as a percentage of total loans held for investment was 1.21% at March 31, 2026 compared to 1.20% at December 31, 2025. In the first quarter of 2026, net charge-offs offset the provision for credit losses on loans recorded during that period.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
In the first quarter of 2026, the provision for credit losses on loans was driven by $6.4 million in additional reserves for charge-offs, a $1.7 million net increase in specific reserves allocations, and $1.5 million attributable to changes in credit quality and macroeconomic factors. These increases were partially offset by a $2.8 million release related to held for investment loan volume changes.

ACL on PSLs

PSLs are initially recorded at the purchase price. An ACL is established at acquisition on a collective basis and allocated to individual loans. The sum of the loan’s purchase price and the ACL represents the loan’s initial amortized cost basis. The difference between the initial amortized cost basis and the loan’s par value represents a noncredit discount or premium. Any noncredit discount or premium is accreted or amortized into interest income using the effective interest method over the remaining contractual term of the loan.

Subsequent to acquisition, the ACL for PSL loans is measured using the same methodology applied to other originated loans held for investment and measured at amortized cost. Subsequent changes in the ACL losses are recognized through credit loss expense.

For PSLs for which expected credit losses are measured using methods other than discounted cash flows, management evaluated the optional election under PSL accounting guidance to measure the initial allowance based on amortized cost. However, this election was not made for loans purchased in the first quarter of 2026.

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025. There were no modified loans to borrowers that had experienced financial difficulty that defaulted in the three months ended March 31, 2026 and 2025 and had been modified within 12 months preceding the payment default.
As of March 31, 2026 and December 31, 2025, there were no outstanding balances related to loan modifications to borrowers experiencing financial difficulties.

Credit Risk Quality
The sufficiency of the ACL is reviewed at least quarterly by the Deputy Chief Credit Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$57,604	$222,804	$298,500	$95,685	$81,995	$553,050	$108,463	$1,418,101
Special Mention	—	—	—	—	—	45,786	5,606	51,392
Classified
Substandard	—	—	—	—	13,709	10,909	7,798	32,416
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	57,604	222,804	298,500	95,685	95,704	609,745	121,867	1,501,909

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	2,287	19,868	7,676	1,478	46,573	159,625	1,368	238,875
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	22,457	—	—	—	—	22,457
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	2,287	19,868	30,133	1,478	46,573	159,625	1,368	261,332

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	—	137,557	167,147	27,790	4,646	12,602	117,927	467,669
Special Mention	—	—	34,590	—	—	—	—	34,590
Classified
Substandard	—	—	—	—	—	—	2,748	2,748
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	—	137,557	201,737	27,790	4,646	12,602	120,675	505,007

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	184,995	141,170	215,484	161,081	372,431	240,402	321,220	1,636,783
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	33,163	3,765	2,905	2,568	1,584	43,985
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	184,995	141,170	248,647	164,846	375,336	242,970	322,804	1,680,768

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	24,718	103,170	94,556	78,454	116,088	264,154	36,873	718,013
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	42,430	576	5,045	20,570	3,811	72,432
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	24,718	103,170	136,986	79,030	121,133	284,724	40,684	790,445

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$10,597	$297,354	$235,349	$65,236	$47,896	$49,378	$675,202	$1,381,012
Special Mention	—	204	123	—	—	—	2,060	2,387
Classified
Substandard	—	18,173	45,627	9,813	16,436	8,282	3,708	102,039
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	10,597	315,731	281,099	75,049	64,332	57,660	680,970	1,485,438

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	33,883	—	—	—	43,574	77,457
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	35,210	—	—	—	—	35,210
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	69,093	—	—	—	43,574	112,667

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	8,715	1,156	9,152	7,457	27,836	3,402	158,619	216,337
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	8,531	24	348	66	—	8,969
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	8,715	1,156	17,683	7,481	28,184	3,468	158,619	225,306
Total loans held for investment, gross	$288,916	$941,456	$1,283,878	$451,359	$735,908	$1,370,794	$1,490,561	$6,562,872

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended March 31, 2026
	Term Loans Charge-offs by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	3,614	1,611	—	499	—	—	5,724
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	25	5	—	2,344	745	270	—	3,389
Total Quarter-To-Date Gross Charge-Offs	$25	$3,619	$1,611	$2,344	$1,244	$270	$—	$9,113

	Three Months Ended March 31, 2025
	Term Loans Charge-offs by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	22	—	38	—	60
Owner occupied	—	—	—	—	—	130	—	130
	—	—	—	22	—	168	—	190
Commercial loans	—	—	224	466	247	766	—	1,703
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	128	1	473	2,274	525	86	—	3,487
Total Quarter-To-Date Gross Charge-Offs	$128	$1	$697	$2,762	$772	$1,020	$—	$5,380

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
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

As of March 31, 2026 and December 31, 2025, the Company’s individually evaluated loans, totaled $305.7 million and $259.3 million, respectively.

Collateral -Dependent Loans
The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$31,952	$—	$—	$31,952	$—
Multi-family residential (2)	22,457	—	—	22,457	—
Land development and construction loans (3)	2,748	—	—	2,748	—
	57,157	—	—	57,157	—
Single-family residential(4)	—	32,617	—	32,617	—
Owner occupied (5)	69,460	—	—	69,460	27
	126,617	32,617	—	159,234	27
Commercial loans (6)	7,019	—	11,114	18,133	1
Loans to financial institutions and acceptances (7)	35,210	—	—	35,210	—
Consumer loans and overdrafts	—	—	8,532	8,532	—
Total	$168,846	$32,617	$19,646	$221,109	$28

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
_________________
(1)Weighted-average loan-to-value was approximately 72.9% at March 31, 2026.
(2)Weighted-average loan-to-value was approximately 33.2% at March 31, 2026.
(3)Weighted-average loan-to-value was approximately 59.1% at March 31, 2026.
(4)Weighted-average loan-to-value was approximately 70.8% at March 31, 2026.
(5)Weighted-average loan-to-value was approximately 65.5% at March 31, 2026.
(6)Weighted-average loan-to-value was approximately 61.8% at March 31, 2026.
(7)Weighted-average loan-to-value was approximately 66.8% at March 31, 2026.

	As of December 31, 2025
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$33,950	$—	$—	$33,950	$—
Multi-family residential (2)	22,435	—	—	22,435	—
Land development and construction loans	—	—	—	—	—
	56,385	—	—	56,385	—
Single-family residential (3)	—	15,388	—	15,388	—
Owner occupied (4)	47,365	—	—	47,365	—
	103,750	15,388	—	119,138	—
Commercial loans (5)	9,968	—	36,826	46,794	263
Consumer loans and overdrafts	—	—	8,676	8,676	—
Total	$113,718	$15,388	$45,502	$174,608	$263
_________________
(1)Weighted-average loan-to-value was approximately 76.9% at December 31, 2025.
(2)Weighted-average loan-to-value was approximately 33.2% at December 31, 2025.
(3)Weighted-average loan-to-value was approximately 73.7% at December 31, 2025.
(4)Weighted-average loan-to-value was approximately 72.7% at December 31, 2025.
(5)Weighted-average loan-to-value was approximately 77.1% at December 31, 2025.

Other Individually Evaluated Loans
As of March 31, 2026 and December 31, 2025, in addition to collateral dependent loans, the Company evaluated individually under the cash flow method $84.4 million and $84.5 million, respectively, in commercial loans with $3.9 million and $2.4 million, respectively, in specific reserves. Additionally, as of March 31, 2026 and December 31, 2025, the Company evaluated individually $0.3 million and $0.2 million, respectively, of unsecured commercial loans which are 100% reserved.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.2 billion and $1.3 billion at March 31, 2026 and December 31, 2025, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $722 million and $760 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, brokered time deposits amounted to $548.1 million and $436 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands, except percentages)
Less than 3 months	$421,569	34.0%	$406,673	31.4%
3 to 6 months	304,960	24.6%	382,427	29.5%
6 to 12 months	436,090	35.1%	415,755	32.1%
1 to 3 years	65,438	5.3%	77,859	6.0%
Over 3 years	12,813	1.0%	13,520	1.0%
Total	$1,240,870	100.0%	$1,296,234	100.0%

7.Advances From the Federal Home Loan Bank
At March 31, 2026 and December 31, 2025, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	March 31, 2026	December 31, 2025
			(in thousands)
2026	3.88%	Variable	20,000	—
2028	4.05% to 4.38%	Fixed	207,263	206,984
2029	3.54% to 4.45%	Fixed	505,000	505,000
Total (1)			$732,263	$711,984
_______________
(1)As of March 31, 2026 and December 31, 2025, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.54% to 3.76%, and maturing in 2028 and 2029, respectively.

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
At March 31, 2026 and December 31, 2025, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	6	$114,178	$633	$—	6	$114,178	$486	$—
Customer Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	145	1,409,051	11,090	19,402	145	1,438,417	17,343	18,546
Third party broker	145	1,409,051	19,402	11,090	145	1,438,417	18,546	17,343
	290	2,818,102	30,492	30,492	290	2,876,834	35,889	35,889

Credit risk participation agreements	13	154,322	—	—	13	155,715	—	—

Interest rate caps:
Customers	6	96,688	—	324	5	72,301	—	164
Third party broker	6	96,688	324	—	5	72,301	164	—
	12	193,376	324	324	10	144,602	164	164

Total derivatives not designated as hedging instruments	315	$3,165,800	$30,816	$30,816	313	$3,177,151	$36,053	$36,053
Total derivative instruments	321	$3,279,978	$31,449	$30,816	319	$3,291,329	$36,539	$36,053

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
At March 31, 2026 and December 31, 2025, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2029. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at March 31, 2026 and December 31, 2025 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million in the three months ended March 31, 2026 and 2025, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. In the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.2 million respectively, as a reduction of interest expense on FHLB advances as a result of this amortization. As of March 31, 2026, the remaining cumulative net unrealized gains related to these interest rate swaps was $0.4 million.

Interest Rate Swaps On Loans

As of March 31, 2026 and December 31, 2025, the Company had one interest rate swap contract with a notional amount of $50.0 million, maturing in the second quarter of 2027. The Company designated this interest rate swap as a cash flow hedge to manage interest rate risk exposure on variable rate interest receipts on the first $50 million principal balance of a pool of loans. This interest rate swap contract involves the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contract without exchange of the underlying notional amount. Unrealized losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

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

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. At March 31, 2026 and December 31, 2025, there were $3.7 million and $11.0 million, respectively, in securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of March 31, 2026 and December 31, 2025, the Company had cash held as collateral for derivatives margin calls of $6.1 million and $5.3 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of March 31, 2026 and December 31, 2025, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

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
The effective combined federal and state tax rates for the three months ended March 31, 2026 and 2025 were 22.10% and 22.50%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive Loss/Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	March 31, 2026			December 31, 2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(29,551)	$7,530	$(22,021)	$(2,205)	$562	$(1,643)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	996	(254)	742	1,031	(263)	768
Total AOCL	$(28,555)	$7,276	$(21,279)	$(1,174)	$299	$(875)

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
The components of other comprehensive (loss) income for the periods presented are summarized as follows:

	Three Months Ended March 31,
	2026			2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(26,864)	$6,845	$(20,019)	$17,046	$(4,354)	$12,692
Reclassification adjustment for net gains included in net income	(482)	123	(359)	—	—	—
	$(27,346)	$6,968	$(20,378)	$17,046	$(4,354)	$12,692
Net unrealized holding losses on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	243	(62)	181	17	(4)	13
Reclassification adjustment for net interest income included in net income	(278)	71	(207)	(231)	58	(173)
	(35)	9	(26)	(214)	54	(160)
Total other comprehensive (loss) income	$(27,381)	$6,977	$(20,404)	$16,832	$(4,300)	$12,532

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
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumes the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses are below the Loss Cap as of that date, the Company will pay the difference to the borrower by June 30, 2026. As of March 31, 2026, the Company had incurred actual credit losses totaling $7.7 million. As a result, the maximum amount of the Loss Cap has been reached, and, therefore, the Company does not expect to incur any additional losses with respect to this loan participation agreement. As part of the Wind-down Agreement, the borrower has agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million.
Financial instruments whose contract amount represents off-balance sheet credit risk at March 31, 2026 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,370,470
Standby letters of credit	179,650
$1,550,120

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025

Balances at beginning of period	$9,742	$5,942
Provision for credit losses - off balance sheet exposures	1,050	1,250
Balances at end of period	$10,792	$7,192

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,294	$—	$7,294
Securities
Debt securities available for sale
U.S Treasury Securities	—	1,491	—	1,491
U.S. Government agency and sponsored enterprise residential MBS	—	2,142,254	—	2,142,254
U.S. government agency and sponsored enterprise commercial MBS	—	139,861	—	139,861
U.S. Government agency and sponsored enterprise obligations	—	85,077	—	85,077
Municipal Bonds	—	1,625	—	1,625
	—	2,370,308	—	2,370,308

Equity securities with readily determinable fair values not held for trading	2,528	—	—	2,528
	2,528	2,370,308	—	2,372,836
Mortgage loans held for sale (at fair value)	—	895	—	895
Bank owned life insurance	—	263,208	—	263,208
Other assets
Mortgage servicing rights (MSRs)	—	—	1,277	1,277
Derivative instruments	—	31,449	—	31,449
	$2,528	$2,673,154	$1,277	$2,676,959
Liabilities
Other liabilities
Derivative instruments	$—	$30,816	$—	$30,816

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,233	$—	$7,233
Securities
Debt Securities available for sale
U.S Treasury Securities	—	1,000	—	1,000
U.S. Government agency and sponsored enterprise residential MBS	—	1,824,510	—	1,824,510
U.S. Government agency and sponsored enterprise commercial MBS	—	152,249	—	152,249
U.S. Government agency and sponsored enterprise obligations	—	45,455	—	45,455
Non-agency commercial MBS	—	—	—	—
Municipal Bonds	—	1,669	—	1,669
	—	2,024,883	—	2,024,883
Equity securities with readily determinable fair values not held for trading	2,548	—	—	2,548
	2,548	2,024,883	—	2,027,431
Mortgage loans held for sale (at fair value)	—	2,932	—	2,932
Bank owned life insurance	—	260,644	—	260,644
Other assets
Mortgage servicing rights (MSRs)	—	—	1,314	1,314
Derivative instruments	—	36,539	—	36,539
	$2,548	$2,332,231	$1,314	$2,336,093
Liabilities
Other liabilities
Derivative instruments	$—	$36,053	$—	$36,053

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$190,014	$—	$—	$190,014	$3,375
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	9,478	—	—	9,478	2,801
Other Real Estate Owned (2)	15,542	—	—	15,542	—
Cash flow dependent loans measured for expected credit losses (3)	68,244			68,244	15,596
	$283,278	$—	$—	$283,278	$21,772
_______________
(1)Includes commercial loans and owner-occupied loans totaling $7.1 million and $2.4 million, respectively. The specific reserves on these loans were insignificant and total write downs on these loans were 2.8 million at March 31, 2026.
(2)Includes $14.0 million and $1.6 million in commercial and residential real estate property, respectively.
(3)Consists entirely of commercial loans with a carrying amount of $68.2 million and specific reserves of $3.9 million at March 31, 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

	December 31, 2025
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	80,912	—	—	80,912	13,752
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)(2)	7,497	—	—	7,497	3,328
Other Real Estate Owned (3)	15,542	—	—	15,542	1,114
Cash flow dependent loans measured for expected credit losses (4)	60,397	—	—	60,397	15,989
	$164,348	$—	$—	$164,348	$34,183
_______________
(1)Consists entirely of commercial loans with a carrying amount of $7.5 million, at December 31, 2025.
(2)Include loans with specific reserves of $0.3 million and total write downs of $3.3 million at December 31, 2025.
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.

Loans Held for Sale, at Lower of Cost or Fair Value

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
OREO

The Company values Other Real Estate Owned (OREO), at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as Level 3 as the assumptions used may not be observable. There were no sales or writedowns of OREO properties in the first quarter of 2026.

Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	2,490,219	2,461,693	2,432,890	2,412,723
Financial liabilities:
Time deposits	1,499,360	1,495,848	1,560,429	1,559,565
Advances from the FHLB	732,263	743,203	711,984	729,053
Subordinated notes	29,837	26,491	29,795	26,530
Junior subordinated debentures	64,178	66,943	64,178	64,690

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data and per share amounts)	2026	2025
Numerator:
Net income attributable to Amerant Bancorp Inc.	$17,873	$11,958
Net income available to common stockholders	$17,873	$11,958
Denominator:
Basic weighted average shares outstanding	40,315,757	42,015,507
Dilutive effect of share-based compensation awards	195,236	171,252
Diluted weighted average shares outstanding	40,510,993	42,186,759

Basic earnings per common share	$0.44	$0.28
Diluted earnings per common share	$0.44	$0.28

As of March 31, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock and restricted stock units totaling 507,552 and 542,993, respectively. In the three months ended March 31, 2026 and 2025, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings. Further, as of March 31, 2026 and 2025, 110,518 and 184,142 performance share units respectively, were excluded from the diluted earnings per share computation because the performance target was not achieved, or because their inclusion would have been antidilutive. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” and “Note 14. Incentive Compensation and Benefit Plans” in the 2025 Form 10-K for more details on the performance and or market conditions associated with these awards.

Amerant Bancorp Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

14. Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid:
Interest	$54,769	$62,401
Income taxes	81	317
Right-of-use assets obtained in exchange for new lease obligations	385	6,121
Noncash investing activities:
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	193,389	—
Mortgage loans held for sale (at fair value) transferred to loans held for investment	—	4,448
Loans held for investment (at lower of cost or fair value) transferred to loans held for sale	—	40,597

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
This discussion is intended to supplement and highlight information contained in the accompanying unaudited interim consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 27, 2026 (the “2025 Form 10-K”).

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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2025 Form 10-K, in this Form 10-Q, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider”, “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “goals,” “outlooks,” “modeled”, “dedicated”, “create” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
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

•Increased exposure to residential mortgage assets may heighten sensitivity to interest rate changes, housing market conditions, and secondary market liquidity;
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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2025 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2025 Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the 2025 Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2025 Form 10-K, in this Form 10-Q, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand Cayman (the “Cayman Bank”) are subsidiaries of the Bank. The Company is in the process of winding down and dissolving both Amerant Mortgage and the Cayman Bank, which the Company expects to complete in 2026, once any and all applicable regulatory approvals are received.

Business Developments
For more information on the progress of our business strategy and strategic initiatives in 2025, see Item 1. Business section included in the 2025 Form 10-K.
People and Channels

In November 2025, the Board appointed Carlos Iafigliola, previously Senior Executive Vice President and Chief Operating Officer, as Interim Chief Executive Officer. The Board, supported by an external executive search firm, commenced a process to identify a permanent CEO which is ongoing as of the date of filing of this Form 10-Q.

During the first quarter of 2026, the Company refined its leadership structure to enhance execution of its strategic priorities, including the appointments of a Chief Domestic Banking Officer, a Chief International Banking Officer, and a Chief Product Officer. These actions are intended to strengthen operational alignment, support growth across key business segments, and reinforce the Company’s focus on credit quality, operational efficiency, deposit growth, loan generation, and long‑term shareholder returns.

In January 2026, we opened a new banking center in Bay Harbor Islands, FL.

Amerant Mortgage Updates

In April 2025, considering its strategic decision to focus on Florida, the Company announced it would transition its mortgage business from a national mortgage originator model to an in-footprint mortgage focused approach, emphasizing mortgage lending that supports the Company’s retail and private banking customers. Since April 2025, the Company progressively reduced the mortgage-focused FTE count from 77 FTEs to 3 at the close of 2025. In addition, in January 2026, loans owned by the Bank and sub-serviced by a third party have been transferred into the Bank’s core platform, and remaining vendor contracts are expected to be terminated or modified. The Company expects to complete the wind-down of Amerant Mortgage during the first half of 2026. The Bank will continue to pursue its in‑footprint, mortgage‑focused strategy through a dedicated mortgage department.

Macroeconomic Updates

In the first quarter of 2026, the U.S. economy showed clear signs of deceleration, with growth slowing from late‑2025 levels amid policy uncertainty, persistent inflation pressures, and global shocks. Real GDP growth was weak to modest, with the Atlanta Federal Reserve’s GDPNow model estimating approximately 1.2% annualized growth by mid‑April, down sharply from earlier expectations above 3%. This followed an already soft 0.5% annualized expansion in Q4 2025, underscoring a loss of economic momentum entering 2026. While overall U.S. growth softened, economic activity in the markets we serve remained relatively stable; Management believes that the slower loan growth in the first quarter primarily reflects Amerant’s deliberate recalibration of its risk appetite and increased focus on lending to borrowers with stable, well‑established operating histories, rather than a deterioration in underlying demand.

Consumer spending, the economy’s primary growth engine, cooled during the quarter as households faced elevated borrowing costs and renewed inflation anxiety. While nominal wage growth remained positive, higher energy and goods prices, partly linked to geopolitical tensions in the Middle East and their impact on oil markets, constrained real purchasing power. This dynamic tempered demand for consumer‑adjacent and small‑business credit, increased sensitivity to pricing, and supported a more cautious underwriting stance.

Business investment was mixed: spending on data centers, AI‑related infrastructure, and intellectual property remained relatively strong, while more traditional capital expenditures softened amid uncertainty around tariffs, interest rates, and global demand, resulting in a more uneven loan demand profile by sector for Amerant. The labor market remained resilient but continued to cool. Unemployment hovered in the mid‑4% range, broadly consistent with late‑2025 levels, while monthly job gains moderated from earlier post‑pandemic norms. Hiring strength in health care, government, and select technology fields contrasted with softening conditions in interest‑sensitive sectors such as housing and manufacturing. For Amerant, this environment supported overall credit performance but warranted heightened monitoring of rate‑sensitive industries, contributing to Amerant’s proactive credit risk management, targeted de‑risking actions, and exit of certain non‑core exposures.

In 2026, inflation remained above the Federal Reserve’s 2% target, with CPI running above 3% year over year by early, influenced by higher energy prices and sticky inflation in service-related industries. In response, the Federal Reserve has held the federal funds rate steady at 3.5%–3.75%, emphasizing a cautious, data‑dependent approach. For Amerant, this rate environment continued to pressure net interest margin through lower loan volumes and asset repricing, while also intensifying competition for domestic deposits. These conditions increased the strategic importance of expense discipline, balance‑sheet mix management, and increase of lower‑cost international deposits.

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

Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, and borrowings such as advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings such as repurchase agreements, notes, debentures and other funding sources we may have from time to time. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin, or NIM; and (v) our provisions for credit losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. NIM is calculated by dividing net interest income for the period by average interest-earning assets during that same period. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, NIM includes the benefit of these noninterest-bearing sources of funds. Non-refundable loan origination fees, net of direct costs of originating loans, as well as premiums or discounts paid on loan purchases, including the initial allowance for expected credit losses on purchased seasoned loans, are deferred and recognized over the life of the related loan as an adjustment to interest income in accordance with generally accepted accounting principles (“GAAP”).

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

Other noninterest income includes mortgage banking income/loss generated through our mortgage banking operation comprised of Amerant Mortgage through the early part of the fourth quarter of 2025, and later through the Bank, and consists of gain on sale of loans, gain on loans market valuation, foreign currency exchange transactions with customers, valuation income on the investment balances held in the non-qualified deferred compensation plan, other fees and smaller sources of income. In addition, other income includes net gains on sale of loans originated for investment.

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

Professional and other services fees include the cost of outsourced services, including technology infrastructure, banking processing services and other professional consulting fees from our technology provider; legal; accounting and related consulting fees; card processing fees; directors’ fees; regulatory agency fees; such as OCC examination fees, and other fees related to our business operations.

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
We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit category, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, the availability of assets readily convertible into cash without undue loss, the characteristics and maturities of our assets when compared to the characteristics of our liabilities and other factors.
Seasonality. Our loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year.

Summary Results
The summary results for the three months ended March 31, 2026 include the following:
•Total assets were $9.9 billion at March 31, 2026, up $126.5 million, or 1.3%, compared to $9.8 billion at December 31, 2025.

•Total gross loans, which includes all loans held for sale, were $6.8 billion at March 31, 2026, up $56.5 million, or 0.8%, compared to $6.7 billion at December 31, 2025.

•Cash and cash equivalents were $188.7 million, down $281.5 million, or 59.9%, compared to $470.2 million at December 31, 2025.

•Investment securities were $2.4 billion, up by $346.3 million, or 16.6%, compared to $2.1 billion at December 31, 2025.

•Total deposits were $7.9 billion at March 31, 2026, up $152.2 million, or 2.0%, compared to $7.8 billion at December 31, 2025.

•Core deposits were $5.9 billion, up by $0.1 billion, or 1.7%, compared to $5.8 billion at December 31, 2025.

•Total advances from the FHLB were $732.3 million, up $20.3 million, or 2.8%, compared to $712.0 million as of December 31, 2025.

•Net Interest Margin (“NIM”) decreased to 3.55% in the three months ended March 31, 2026 compared to 3.75% in the three months ended March 31, 2025.

•Average yield on loans decreased to 6.38% in the three months ended March 31, 2026 from 6.84% in the three months ended March 31, 2025.

•Average cost of total deposits decreased to 2.31% in the three months ended March 31, 2026 compared to 2.60% in the three months ended March 31, 2025.

•Loan to deposit ratio was 85.07% at March 31, 2026 compared to 86.01% at December 31, 2025.

•Asset Quality and Allowance for Credit Losses:
◦Total non-performing assets were $191.6 million at March 31, 2026, up $4.7 million, or 2.5%, compared to $186.9 million at December 31, 2025. As of March 31, 2026, non-performing assets consist of $176.1 million in non-performing loans and $15.5 million in other real estate owned.
◦The ACL as of March 31, 2026 was $79.2 million compared to $79.3 million as of December 31, 2025.
◦Classified loans were $320.3 million, down by $34.6 million, or 9.7%, compared to $354.8 million, while non-performing loans were $176.1 million, up $4.7 million, or 2.7%, compared to $171.4 million. Special mention loans were $148.2 million, up $11.8 million, or 8.6%, compared to $136.5 million.

•Assets Under Management and custody (“AUM”) totaled $3.4 billion, as of March 31, 2026, up $167.2 million, or 5.1%, from $3.3 billion as of December 31, 2025.

•Pre-tax pre-provision net revenue (“PPNR”)(1) was $30.7 million in the three months ended March 31, 2026, a decrease of $3.1 million, or 9.2%, compared to $33.9 million in the three months ended March 31, 2025.

•Net Interest Income (“NII”) was $80.3 million in the three months ended March 31, 2026, down $5.6 million, or 6.5%, from $85.9 million in the three months ended March 31, 2025.

•Provision for credit losses was $7.8 million in the three months ended March 31, 2026, down $10.6 million, or 57.7% compared to $18.4 million in the three months ended March 31, 2025.

•Noninterest income was $17.4 million in the three months ended March 31, 2026, down $2.1 million, or 11.0%, from $19.5 million in the three months ended March 31, 2025. Noninterest income in the three months ended March 31, 2026 includes $0.5 million in realized gains on the sale of available for sale securities, while noninterest income in the three months ended March 31, 2025 included a net gain of $2.8 million primarily from a loan note sale that was previously charged-off.

•Noninterest expense was $66.9 million in the three months ended March 31, 2026, down $4.6 million, or 6.5%, from $71.6 million in the three months ended March 31, 2025. Noninterest expense in the three months ended March 31, 2026 includes $3.3 million in savings in vendor contract renegotiations, $1.8 million in net losses on loans held for sale and $1.7 million in a write-down of an equity investment carried at cost, while noninterest expense in the three months ended March 31, 2025 included $0.5 million of OREO valuation expense.

•The efficiency ratio was 68.5% in the three months ended March 31, 2026 compared to 67.9% in the three months ended March 31, 2025.

•Return on average Assets (“ROA”) was 0.73% in the three months ended March 31, 2026, compared to 0.48% in the three months ended March 31, 2025.
•Return on average equity (“ROE”) was 7.63% in the three months ended March 31, 2026 compared to 5.32% in the three months ended March 31, 2025.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net income
The table below sets forth certain results of operations data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts and percentages)	2026	2025	2026 vs 2025

Net interest income	$80,281	$85,904	$(5,623)	(6.5)%
Provision for credit losses	7,800	18,446	(10,646)	(57.7)%
Net interest income after provision for credit losses	72,481	67,458	5,023	7.4%
Noninterest income	17,381	19,525	(2,144)	(11.0)%
Noninterest expense	66,919	71,554	(4,635)	(6.5)%
Income before income tax expense	22,943	15,429	7,514	48.7%
Income tax expense	(5,070)	(3,471)	(1,599)	46.1%
Net income attributable to Amerant Bancorp Inc.	$17,873	$11,958	$5,915	49.5%
Basic earnings per common share	$0.44	$0.28	$0.16	57.1%
Diluted earnings per common share (1)	$0.44	$0.28	$0.16	57.1%

__________________
(1)    In the three months ended March 31, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended March 31, 2026 and 2025
In the three months ended March 31, 2026, net income attributable to the Company was $17.9 million, or $0.44 income per diluted share, compared to net income of $12.0 million, or $0.28 income per diluted share, in the same quarter of 2025. The increase of $5.9 million, or 49.5%, in the three months ended March 31, 2026 was primarily driven by: (i) lower provision for credit losses, and (ii) lower noninterest expense in the three months ended March 31, 2026, partially offset by: (i) lower net interest income and (ii) lower noninterest income in the three months ended March 31, 2026.

Net interest income was $80.3 million in the three months ended March 31, 2026, a decrease of $5.6 million, or 6.5%, from $85.9 million in the three months ended March 31, 2025. This was primarily driven by: (i) a total of 50 basis points decrease in the average yield on all interest-earning assets; (ii) a decrease of a total of 42 basis points in the average rates on all interest-bearing liabilities which includes the impact of the repricing of both the loan portfolio and our interest-bearing deposits; and (iii) decreases of $650.7 million, or 9.1%, and $289.3 million, or 49.8%, in the average balances of loans and deposits with banks, respectively, during the period. These decreases were partially offset by: (i) an increase of $808.3 million, or 54.9%, in the average balances of debt securities available for sale during the period; and (ii) a decrease of $41.4 million, or 0.6%, in the average balances of total interest-bearing liabilities. Net interest margin was 3.55% in the three months ended March 31, 2026, a decrease of 20 basis points from 3.75% in the three months ended March 31, 2025. See discussions further below for more details.

Noninterest income was $17.4 million in the three months ended March 31, 2026, compared to $19.5 million in the three months ended March 31, 2025. The decrease was mainly driven by lower other noninterest income and lower deposits and service fees. These decreases were partially offset by: (i) higher brokerage, advisory and fiduciary fees; (ii) higher securities gains; and (iii) higher change in cash surrender value of BOLI. See “Noninterest Income” for more details.

Noninterest expense was $66.9 million in the three months ended March 31, 2026, a decrease of $4.6 million, or 6.5%, compared to $71.6 million in the same period in 2025. This decrease was mainly due to: (i) lower professional and other services fees; (ii) lower salaries and employee benefits; (iii) lower occupancy and equipment expenses; (iv) lower advertising expenses; (v) lower OREO and repossessed assets expense; (vi) lower FDIC assessments and insurance expenses; and (vii) lower other noninterest expenses. These decreases were partially offset by: (i) higher losses on loans held for sale carried at the lower of cost or fair value and (ii) higher loan-level derivative expenses. See “Noninterest Expense” for more details.

In the three months ended March 31, 2026 and 2025, the Company incurred noninterest expenses of $0.2 million and $3.2 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had no full time equivalent employees (“FTEs”) at March 31, 2026 compared to 77 FTEs at March 31, 2025, reflecting the wind-down of its operations.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2026 and 2025. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended March 31,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$6,523,493	$102,674	6.38%	$7,174,160	$121,021	6.84%
Debt securities available for sale (2)(3)	2,281,441	26,800	4.76%	1,473,170	17,964	4.95%
Debt securities held for trading	333	—	—%	156	—	—%
Equity securities with readily determinable fair value not held for trading	2,553	14	2.22%	2,497	19	3.09%
Federal Reserve Bank and FHLB stock	57,177	868	6.16%	57,320	936	6.62%
Deposits with banks	291,145	2,598	3.62%	580,409	6,401	4.47%
Other short-term investments	7,182	63	3.56%	6,434	67	4.22%
Total interest-earning assets	9,163,324	133,017	5.89%	9,294,146	146,408	6.39%
Total noninterest-earning assets (4)	739,439			748,385
Total assets	$9,902,763			$10,042,531

	Three Months Ended March 31,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing demand, savings, and money market deposits (5)	4,429,327	26,365	2.41%	4,183,742	27,129	2.63%
Time deposits	2,011,952	18,254	3.68%	2,227,932	23,858	4.34%
Total deposits	6,441,279	44,619	2.81%	6,411,674	50,987	3.23%
Advances from the FHLB (6)	712,349	6,846	3.90%	723,667	7,200	4.04%
Senior notes	—	—	—%	59,883	942	6.38%
Subordinated notes	29,816	361	4.91%	29,646	361	4.94%
Junior subordinated debentures	64,178	910	5.75%	64,178	1,014	6.41%
Total interest-bearing liabilities	7,247,622	52,736	2.95%	7,289,048	60,504	3.37%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,396,612			1,544,770
Accounts payable, accrued liabilities and other liabilities	308,976			297,491
Total noninterest-bearing liabilities	1,705,588			1,842,261
Total liabilities	8,953,210			9,131,309
Stockholders’ equity	949,553			911,222
Total liabilities and stockholders' equity	$9,902,763			$10,042,531
Excess of average interest-earning assets over average interest-bearing liabilities	$1,915,702			$2,005,098
Net interest income		$80,281			$85,904
Net interest rate spread			2.94%			3.02%
Net interest margin (7)			3.55%			3.75%
Cost of total deposits (7)			2.31%			2.60%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.43%			127.51%
Average non-performing loans/ Average total loans	2.39%			1.43%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. Non-performing loans are included in the total loan portfolio balances.
(2) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale.
(3)    Includes nontaxable securities with average balances of $52.9 million and $54.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The tax equivalent yield for these nontaxable securities was 4.68% and 4.77% for the three months ended March 31, 2026 and March 31, 2025, respectively. In 2026 and 2025, the tax equivalent yields were calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(4) Excludes the allowance for credit losses.
(5) To emphasize material items, certain line items that were presented separately in prior years have been aggregated into a single line item in this table. This includes interest-bearing demand, savings, and money market deposits. Prior periods have been conformed to this presentation for comparability.
(6) The terms of the FHLB advance agreements require the Bank to maintain certain investment securities or loans as collateral for these advances.
(7)    Net interest margin, or NIM: defined as net interest income, or NII, divided by average interest-earning assets, which are loans, securities, deposits with banks and other financial assets which yield interest or similar income. Cost of total deposits: calculated based upon the average balance of total noninterest bearing and interest bearing deposits, which includes time deposits.

Net Interest Income
Three Months Ended March 31, 2026 and 2025
The Company continued to execute strategic repricing across its deposit products to offset lower yields on the loan portfolio during the first quarter of 2026 compared to the same period last year. Additionally, we continued investing in fixed rate investments. See discussions further below for more details.
Net interest income in the three months ended March 31, 2026, was $80.3 million, a decrease of $5.6 million, or 6.5%, from $85.9 million in the three months ended March 31, 2025. This was primarily driven by: (i) a total of 50 basis points decrease in the average yield on all interest-earning assets; (ii) a decrease of a total of 42 basis points in the average rates on all interest-bearing liabilities which includes the impact of the repricing of both the loan portfolio as well as our interest-bearing deposits; and (iii) decreases of $650.7 million, or 9.1%, and $289.3 million, or 49.8% in the average balances of loans and deposits with banks, respectively, during the period. These decreases were partially offset by: (i) an increase of $808.3 million, or 54.9%, in the average balances of debt securities available for sale during the period; and (ii) a decrease of $41.4 million, or 0.6%, in the average balances of total interest-bearing liabilities. Net interest margin was 3.55% in the three months ended March 31, 2026, a decrease of 20 basis points from 3.75% in the three months ended March 31, 2025. See discussions further below for more details.
Interest Income
Total interest income was $133.0 million in the three months ended March 31, 2026, a decrease of $13.4 million, or 9.1%, compared to $146.4 million for the same period of 2025. The decrease was driven by: (i) a total of 50 basis points decrease in the average yield on all interest-earning assets; and (ii) decreases of $650.7 million, or 9.1%, and $289.3 million, or 49.8%, in the average balances of loans and deposits with banks, respectively, during the period. These decreases were partially offset by an increase of $808.3 million, or 54.9%, in the average balances of debt securities available for sale during the period.
Interest income on loans in the three months ended March 31, 2026 was $102.7 million, a decrease of $18.3 million, or 15.2%, compared to $121.0 million in the same period last year, primarily due to a 46 basis points decrease in average yields. The decrease in interest income on loans was also due to the decreases in the average balance of the total loan portfolio during the quarter compared to the same period in 2025. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $26.8 million in the three months ended March 31, 2026, an increase of $8.8 million, or 49.2%, compared to $18.0 million in the same period of 2025. This was mainly due to an increase of $808.3 million, or 54.9%, in the average balance of these securities which were partially offset by a decrease of 19 basis points in average yields. The increase in the average balance was primarily as a result of additional purchases of fixed rate investments during the quarter which were partially offset by sales in the period.
In the three months ended March 31, 2026, the average balance of accumulated net unrealized gains included in the carrying value of these securities were $0.5 million, compared to the average balance of accumulated net unrealized loss of $47.0 million in the same period last year.
As of March 31, 2026, floating rate investments, which are entirely comprised of available for sale debt securities, represent 6.9% of our total investment portfolio compared to 22.4% at March 31, 2025. In addition, the expected overall duration increased to 5.0 years at March 31, 2026 from 4.4 years at March 31, 2025. The floating rate investments have a lower duration which offset the increase in overall duration.

Interest Expense
Interest expense was $52.7 million in the three months ended March 31, 2026, a decrease of $7.8 million or 12.8%, compared to $60.5 million in the same period of 2025. This was primarily due to a decrease of 42 basis points in average rates, as well as a decrease of $41.4 million in the average balances of total interest-bearing liabilities. These decreases were partially offset by an increase in the average balances of total deposits mainly in interest-bearing demand, savings and money market deposits.
Interest expense on interest-bearing deposits was $44.6 million in the three months ended March 31, 2026, a decrease of $6.4 million, or 12.5%, compared to $51.0 million in the same period of 2025. This was mainly driven by a decrease of 42 basis points in the average rates paid on total deposits, partially offset by an increase of $29.6 million, or 0.5%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $5.6 million, or 23.5%, in the three months ended March 31, 2026 compared to the same period in 2025. This was mainly due to a decrease of 66 basis points in the average cost of total time deposits. In addition, there was a decrease of $216.0 million, or 9.7%, in the average balance of these deposits, which includes a $210.9 million decrease in the average balance of brokered time deposits, as well as a $5.1 million decrease in the average balance of customer CDs.
•Interest bearing checking, savings and money market deposit accounts. Interest expense on checking, savings and money market deposit accounts decreased $0.8 million, or 2.8%, in the three months ended March 31, 2026 compared to the same period in 2025. This was mainly due to a net decrease of 22 basis points in the average costs on these deposits. This was partially offset by a net increase of $245.6 million, or 5.87%, in the average balance of these deposits.
Interest expense on advances from the FHLB decreased $0.4 million, or 4.9%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a decrease of 14 basis points in average rates paid. In the first three months of 2026, the Company borrowed $20.0 million of advances from the FHLB. See “Capital Resources and Liquidity Management” for more details on the repayment and restructuring of advances from the FHLB.
Interest expense on Senior Notes decreased $0.9 million in the three months ended March 31, 2026 compared to the same period in 2025. The Company incurred no interest expense in the current period following the redemption in April 2025 of $60.0 million in aggregate principal amount of its 5.75% Senior Notes.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2026	2025

Balance at the beginning of the period	$79,276	$84,963
Initial ACL on acquired PSLs (1)	460	—
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Multi-family residential	—	—
Single-family residential	—	(60)
Owner occupied	—	(130)
	—	(190)
Commercial	(5,724)	(1,703)
Consumer and others	(3,389)	(3,487)
Total Charge-offs	$(9,113)	$(5,380)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	—	18
	—	18
Single-family residential	10	—
Owner occupied	43	—
	53	18
Commercial	1,326	872
Consumer and others	484	597
Total Recoveries	$1,863	$1,487

Net charge-offs	(7,250)	(3,893)
Provision for credit losses - loans	6,750	17,196
Balance at the end of the period	$79,236	$98,266

(1)The ACL relates to residential and commercial loans with an aggregate principal balance of $36.8 million that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q.

Three Months Ended March 31, 2026 and 2025
In the first quarter of 2026, the provision for credit losses on loans was driven by $6.4 million in additional reserves for charge-offs, a $1.7 million net increase in specific reserves allocations, and $1.5 million attributable to changes in credit quality and macroeconomic factors. These increases were partially offset by a $2.8 million release related to held for investment loan volume changes.
During the three months ended March 31, 2026, charge-offs increased $3.7 million, or 69.4%, compared to the same period last year. In the three months ended March 31, 2026, charge-offs included $4.3 million related to a commercial loan participation agreement that the borrower and the Company agreed to wind-down in the prior quarter; no further charge-offs are expected from this agreement. In addition, we charged off $2.2 million related to one unsecured consumer loan and $0.7 million related to one commercial loan, both of which are part of a larger commercial relationship. Lastly, the Company charged off $2.0 million related to other smaller balance loans, including business banking and consumer loans. These charge-offs were partially offset by $1.9 million in recoveries.
In the three months ended March 31, 2025, charge-offs included: (i) $2.1 million related to purchased indirect consumer loans and $3.2 million related to retail and business banking loans. This was offset by $1.5 million in recoveries.

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.45% in the first quarter of 2026, compared to 0.22% in the first quarter of 2025.
During the three months ended March 31, 2026 and 2025, consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12-months and outstanding balances in excess of $1.0 million. As of March 31, 2026, there were eight loans recently downgraded totaling $98.9 million with appraisals older than 12 months, for which new appraisals have been ordered. No additional provision for credit losses was deemed necessary in both periods as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income (loss) for the periods presented.

	Three Months Ended March 31,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$4,872	28.0%	$5,137	26.3%	$(265)	(5.2)%
Brokerage, advisory and fiduciary activities	5,461	31.4%	4,729	24.2%	732	15.5%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,564	14.8%	2,450	12.5%	114	4.7%
Cards and trade finance servicing fees	1,439	8.3%	1,392	7.1%	47	3.4%
Securities gains, net (2)	516	3.0%	64	0.3%	452	706.3%
Loan-level derivative income (3)	1,531	8.8%	1,508	7.7%	23	1.5%
Other noninterest income	998	5.7%	4,245	21.9%	(3,247)	(76.5)%
Total noninterest income	$17,381	100.0%	$19,525	100.0%	$(2,144)	11.0%
__________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2) In the three months ended March 31, 2026 and 2025, amounts are primarily in connection with losses and gains on the sale of debt securities available for sale.
(3)    Income from interest rate swaps and other derivative transactions with customers. The Company incurs expenses related to derivative transactions with customers which are included as part of noninterest expenses under loan-level derivative expense. See Noninterest Expense section for more details.

Three Months Ended March 31, 2026 and 2025
Total noninterest income decreased $2.1 million, or 11.0%, in the three months ended March 31, 2026, compared to the same period last year, mainly due to lower other noninterest income, and lower deposits and service fees primarily wire transfers and service fees. These decreases were partially offset by: (i) higher brokerage, advisory and fiduciary fees; (ii) higher securities gains; and (iii) higher change in cash surrender value of BOLI.

Other noninterest income decreased $3.2 million, or 76.5%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to: (i) a decrease of $2.6 million on gains on sale of loans as the three months ended March 31, 2026 include $0.2 million gain on the sale of loans while the same period last year included a net gain of $2.8 million mainly from a loan note sale that was previously charged-off; and (ii) a decrease of $0.5 million in mortgage banking income.

Brokerage, advisory and fiduciary fees increased $0.7 million, or 15.5%, in the three months ended March 31, 2026, compared to the same period one year ago. This was mainly driven by higher volume from equity and structured product and fixed income trading in the first quarter of 2026 compared to the first quarter of 2025, as well as increases in valuations compared to the prior year.

Securities gains in the three months ended March 31, 2026 increased $0.5 million compared to the same period in 2025 mainly due to gains from the sale of available for sale securities during the period.

BOLI income in the three months ended March 31, 2026 increased $0.1 million, or 4.7%, which were mainly driven by additional income from the addition of new BOLI policies which began in the first quarter of 2025.

Our AUMs totaled $3.4 billion at March 31, 2026, an increase of $0.2 billion, or 5%, from $3.3 billion at December 31, 2025, primarily driven by higher valuations.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended March 31,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits	$32,040	47.9%	$33,347	46.6%	$(1,307)	(3.9)%
Occupancy and equipment	5,423	8.1%	6,136	8.6%	(713)	(11.6)%
Professional and other services fees	11,416	17.1%	14,682	20.5%	(3,266)	(22.2)%
Loan-level derivative expense (1)	1,042	1.6%	360	0.5%	682	189.4%
Telecommunications and data processing	3,537	5.3%	3,475	4.9%	62	1.8%
Depreciation and amortization	1,517	2.3%	1,588	2.2%	(71)	(4.5)%
FDIC assessments and insurance	2,850	4.3%	3,236	4.5%	(386)	(11.9)%
Losses on loans held for sale carried at the lower of cost or fair value (2)	1,823	2.7%	—	—%	1,823	100.0%
Advertising expenses	2,939	4.4%	3,635	5.1%	(696)	(19.1)%
Other real estate owned and repossessed assets expense, net	(232)	(0.3)%	164	0.2%	(396)	(241.5)%
Other operating expenses	4,564	6.6%	4,931	6.9%	(367)	(7.4)%
Total noninterest expenses	$66,919	100.0%	$71,554	100.0%	$(4,635)	(6.5)%
___

(1) Includes service fees in connection with our loan-level derivative income generation activities
(2) Includes valuation allowances and releases of allowances on previous loans held for sale.

Three Months Ended March 31, 2026 and 2025
Noninterest expense decreased $4.6 million, or 6.5%, in the three months ended March 31, 2026 compared to the same period in 2025, mainly due to: (i) lower professional and other services fees; (ii) lower salaries and employee benefits; (iii) lower occupancy and equipment expenses; (iv) lower advertising expenses; (v) lower OREO and repossessed assets expense; (vi) lower FDIC assessments and insurance expenses; and (vii) lower other noninterest expenses. These decreases were partially offset by: (i) higher losses on loans held for sale carried at the lower of cost or fair value and (ii) higher loan-level derivative expenses.

Professional and other services fees decreased $3.3 million, or 22.2%, in the three months ended March 31, 2026 compared to the same period last year. This was mainly driven by decreases of approximately $2.1 million in fees related to our technology provider as a result of savings achieved in the three months ended March 31, 2026 from vendor contract renegotiation, $0.7 million in combined accounting fees related to different projects, $0.5 million in all other expenses such as vendor fees and others.

Salaries and employee benefits decreased $1.3 million, or 3.9%, in the three months ended March 31, 2026 compared to the same period last year mainly driven by: (i) lower bonus variable compensation attributable to lower performance; and (ii) lower sign-on bonuses. These decreases were partially offset by: (i) higher salary expense related to the new and existing workforce; and (ii) higher health insurance costs.

Occupancy and equipment expenses decreased $0.7 million, or 11.6%, in the three months ended March 31, 2026 compared to the same period last year mainly driven by lower equipment maintenance and repair expenses.

Advertising expenses decreased $0.7 million, or 19.1%, in the three months ended March 31, 2026 compared to the same period last year mainly driven by lower advertising expenses associated with marketing agreements and fewer community events.

Other real estate owned and repossessed assets expenses decreased $0.4 million, or 241.5%, in the three months ended March 31, 2026, compared to the same period last year. In the three months ended March 31, 2026, we had OREO rental income while we had a loss provision in the same period last year.

FDIC assessments and insurance expenses decreased $0.4 million, or 11.9%, in the three months ended March 31, 2026 compared to the same period last year mainly due to having lower assets this period compared to last year resulting in lower FDIC assessments.

Other operating expenses decreased $0.4 million, or 7.4%, in the three months ended March 31, 2026 compared to the same period a year ago, mainly driven by decreases of $0.8 million in earnings credits, $0.7 million in various loan costs, and an aggregate of $0.5 million in other operational expenses. These decreases were partially offset primarily by a $1.7 million write-down of an equity investment carried at cost.

In addition, mortgage banking expenses related to Amerant Mortgage, primarily consisting of salaries and employee benefits, mortgage lending costs and professional and other services fees decreased to $0.2 million in the three months ended March 31, 2026, compared to $3.2 million in the same period last year. This was a reflection of the Company’s wind-down of Amerant Mortgage’s operations.

Losses on loans held for sale carried at the lower cost or fair value increased $1.8 million, or 100.0%, in the three months ended March 31, 2026. In the three months ended March 31, 2026, we had $3.4 million in valuation allowance associated with the transfer of additional loans to the held-for-sale category. The increase was offset by $1.6 million in the releases of allowances on previous loans held for sale.

Loan-level derivative expenses increased $0.7 million, or 189.4%, compared to the same period last year mainly driven by an increase in swap fees related to the termination of some swaps.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended March 31,		Change
	2026	2025	2026 vs 2025
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$22,943	$15,429	$7,514	48.7%
Income tax expense	$5,070	$3,471	$1,599	(46.1)%
Effective income tax rate	22.10%	22.50%	(0.40)%	(1.8)%

Income tax expense increased to $5.1 million for the first quarter of 2026, compared to $3.5 million for the same period in 2025.The increase was mainly driven by higher income before income taxes in 2026.
As of March 31, 2026, the Company’s net deferred tax assets were $42.5 million, an increase of $7.0 million, or 19.6%, compared to $35.6 million as of December 31, 2025. This was primarily driven by an increase of $7.0 million in connection with $27.3 million in net unrealized holding losses on debt securities available for sale during the period.

Non-GAAP Financial Measures
The Company supplements its financial results that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with non-GAAP financial measures, such as “pre-tax pre-provision net revenue (PPNR)”, "tangible common equity ratio", and “tangible stockholders’ equity (book value) per common share”. This supplemental information is not required by, or is not presented in accordance with GAAP. The Company refers to these financial measures and ratios as “non-GAAP financial measures”.

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

Beginning in the first quarter of 2026, the Company reviewed and updated its use of non‑GAAP financial measures and now presents a limited set of metrics that management uses to evaluate performance and make operating decisions. As part of this update, the Company discontinued the presentation of “Core PPNR”, “core noninterest income”, and “core noninterest expense”, as management determined these measures are no longer primary metrics used internally. This change does not reflect any change in the Company’s underlying business, operations, or GAAP financial results.

The following tables set forth selected financial information derived from the Company’s interim unaudited and annual audited consolidated financial statements, adjusted for certain items, including the provision for credit losses, income taxes and goodwill and other intangible assets. The Company believes these adjusted numbers are useful to understand the Company’s performance and underlying trends.

	Three Months Ended March 31,
(in thousands)	2026	2025

Net income attributable to Amerant Bancorp Inc.	$17,873	$11,958
Plus: provision for credit losses (1)	7,800	18,446
Plus: provision for income tax expense	5,070	3,471
Pre-tax pre-provision net revenue (PPNR)	$30,743	$33,875

(in thousands, except percentages, share data and per share amounts)	As of March 31, 2026	As of December 31, 2025
Stockholders' equity	$913,918	$938,802
Less: goodwill and other intangibles (2)	(22,933)	(23,103)
Tangible common stockholders' equity	$890,985	$915,699
Total assets	9,903,514	9,777,018
Less: goodwill and other intangibles (2)	(22,933)	(23,103)
Tangible assets	$9,880,581	$9,753,915
Common shares outstanding	39,803,607	40,595,273
Tangible common equity ratio	9.02%	9.39%
Stockholders' book value per common share	$22.96	$23.13
Tangible stockholders' equity book value per common share	$22.38	$22.56

(1) Includes provision for credit losses on loans and provision for loan contingencies.
(2) Other intangible assets primarily consist of naming rights and mortgage servicing rights (“MSRs”). Other intangible assets are included in other assets in the Company’s consolidated balance sheets.

Financial Condition - Comparison of Financial Condition as of March 31, 2026 and December 31, 2025
Assets. Total assets were $9.9 billion as of March 31, 2026, an increase of $126.5 million, or 1.3%, compared to $9.8 billion at December 31, 2025. This result was primarily driven by increases of: (i) $346.3 million, or 16.6%, in total securities, mainly debt securities available for sale; (ii) $56.6 million, or 0.9%, in total loans held for investment and loans held for sale, net of the ACL; and (iii) deferred tax assets of $7.0 million, or 19.6%, resulting from deterioration in the valuation of securities available for sale as a result of changes in market interest rates. The increases were partially offset primarily by a decrease of $281.5 million, or 59.9%, in cash and cash equivalents. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $188.7 million at March 31, 2026 from $470.2 million at December 31, 2025, primarily as a result of a decrease in interest earning cash balances.
At March 31, 2026 and December 31, 2025, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $118.0 million and $409.4 million, respectively. In addition, at March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents included restricted cash of $6.9 million and $6.2 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents included other short-term investments of $7.3 million and $7.2 million, respectively, which consist of US Treasury Bills that mature in 90 days or less.
Cash and cash equivalents provided by operating activities were $10.9 million in the three months ended March 31, 2026, mainly driven by: (i) net income of $17.9 million; (ii) a non-cash adjustment of $7.8 million for the provision for credit losses; and (iii) net sales over originations and purchases of $2.2 million in loans held for sale at fair value. These results were partially offset by a net decrease of $18.4 million in operating assets and liabilities and other non-cash adjustments of $1.5 million.
Net cash used in investing activities was $441.5 million during the three months ended March 31, 2026, mainly driven by: (i) purchases of securities totaling $543.5 million, mainly comprised of debt securities available for sale, and (ii) a net increase in loans originated for investment of $141.3 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $169.9 million; and (ii) proceeds from the sale of loans originated for investment of $74.1 million.

In the three months ended March 31, 2026, net cash provided by financing activities was $149.2 million, mainly due to: (i) a net increase in total demand, savings and money market deposit balances of $100.8 million; (ii) a net increase of $51.4 million in time deposits; and (iii) net proceeds from advances from the FHLB of $20.0 million. This was partially offset by: (i) an aggregate of $18.7 million of Class A common stock repurchased in the three months ended March 31, 2026; and (ii) $3.7 million of dividends declared and paid by the Company in the three months ended March 31, 2026. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the three months ended March 31, 2026.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	March 31, 2026	December 31, 2025
(in thousands, except percentages)
Total loans, gross (1)	$6,753,781	$6,697,235
Total loans, gross / total assets	68.2%	68.5%

Allowance for credit losses	$79,236	$79,276
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.21%	1.20%

Total loans, net (3)	$6,674,545	$6,617,959
Total loans, net / total assets	67.4%	67.7%
_______________
(1)    Total loans, gross is the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, and unamortized premiums paid on purchased loans, excluding the allowance for credit losses on loans. At March 31, 2026 and December 31, 2025, there were $0.9 million and $2.9 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities. At March 31, 2026 and December 31, 2025, there were $190.0 million and $80.9 million in loans held for sale at the lower of cost or fair value, respectively.
(2)    See Note 5 of our audited consolidated financial statements included in the 2025 Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our credit loss estimates.
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

(in thousands)	March 31, 2026	December 31, 2025
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,501,909	$1,591,861
Multi-family residential	261,332	322,447
Land development and construction loans	505,007	534,028
	2,268,248	2,448,336
Single-family residential	1,650,674	1,483,358
Owner occupied	790,445	809,336
	4,709,367	4,741,030
Commercial loans	1,485,438	1,446,406
Loans to financial institutions and acceptances (1)	112,667	148,602
Consumer loans and overdrafts (2)	224,126	244,300
Total Domestic Loans	6,531,598	6,580,338

International Loans:
Real Estate Loans
Single-family residential (3)	30,094	31,823
Commercial loans	—	—
Consumer loans and overdrafts (4)	1,180	1,230
Total International Loans (5)	31,274	33,053
Total Loans held for investment	$6,562,872	$6,613,391

__________________

(1)    This portfolio consists of loans to non-depository financial institutions, such as mortgage companies and other financial intermediaries.
(2)    Includes customers’ overdraft balances totaling $4.5 million and $4.4 million, at each of the dates presented.
(3) Secured by real estate properties located in the U.S.
(4)    International customers’ overdraft balances were de minimis at each of the dates presented.
(5)    Mainly consist of loans for which the country of risk is Venezuela.

The composition of our CRE loan portfolio held for investment by industry segment at March 31, 2026 and December 31, 2025 is depicted in the following table:

(in thousands)	March 31, 2026	December 31, 2025
Retail (1)	$562,459	$617,861
Multifamily	261,332	322,447
Office Space	459,387	469,746
Specialty (2)	184,004	182,847
Land and Construction	505,007	534,028
Hospitality	186,598	239,355
Industrial and Warehouse	109,461	82,052
Total CRE Loans Held for Investment	$2,268,248	$2,448,336

(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, schools, nursing and residential care facilities, and other specialty type CRE properties.

The table below summarizes the composition of our loans held for sale by type of loan as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$63,908	$43,406
Multi-family residential	60,794	—
Land development and construction loans (1)	52,613	22,339
	177,315	65,745
Owner occupied	$12,699	15,167
Total loans held for sale at the lower of cost or fair value (2)	190,014	80,912

Mortgage loans held for sale at fair value
Land development and construction loans	—	$—
Single-family residential	895	2,932
Total mortgage loans held for sale at fair value	895	$2,932
Total loans held for sale	$190,909	$83,844
___________
(1)As of December 31, 2025, there were two non-accrual loans with an outstanding balance of $16.2 million which includes $3.2 million categorized as 60-89 days past due and $13.0 million as greater than 90 days past due as of December 31, 2025. As of March 31, 2026, there were no non-accrual loans categorized held for sale.
(2)As of March 31, 2026, $59.9 million was rated Special Mention, with the remainder rated Pass. As of December 31, 2025, all loans were rated Substandard.

As of March 31, 2026, total loans held for investment were $6.56 billion, down $50.5 million, or 0.8%, compared to $6.6 billion at December 31, 2025. Domestic loans held for investment decreased by $48.7 million, or 0.7%, as of March 31, 2026, compared to December 31, 2025. This decrease reflects net declines of (i) $180.1 million, or 7.4%, in CRE loans; (ii) $35.9 million, or 24.2%, in loans to financial institutions and acceptances; (iii) $20.2 million, or 8.3%, in consumer loans; and (iv) $18.9 million, or 2.3%, in owner occupied loans. These decreases were partially offset by increases of (i) $167.3 million, or 11.3%, in single-family residential loans and (ii) $39.0 million, or 2.7%, in commercial loans. These increases include loan purchases totaling $195.8 million in single family residential loans and $20.0 million in commercial syndicated loans. The decreases in CRE and owner occupied loans were primarily driven by $193.4 million of loans transferred to held for sale, recorded at the lower of cost or fair value. The decrease in consumer loans was mainly attributable to lower balances in indirect consumer loans, as we discontinued purchases of these loans and the portfolio continues to run off over time.
As of March 31, 2026 and December 31, 2025, loans held for sale at the lower of cost or fair value were $190.0 million, up $109 million, or 134.8%, compared to $80.9 million at December 31, 2025. The increase is principally due to $193.4 million of CRE and owner occupied loans transferred from loans held for investment to held for sale, at the lower of cost or fair value. This was partially offset by decreases from: (i) loan sales of $65.7 million, and (ii) a loan payoff of $17 million.

As of March 31, 2026, loans under syndication facilities, included in loans held for investment, were $421.8 million, a decrease of $13.1 million, or 3.0%, compared to $434.9 million at December 31, 2025. The decrease was primarily driven by the transfer of two loans totaling $52.9 million to held for sale. This was partially offset by the purchase of a $20.0 million commercial syndicated loan. In addition, there were net increases of $12.4 million and $7.3 million in club deals and Shared National Credit (“SNC”) facilities, respectively. As of March 31, 2026 and December 31, 2025, there were no SNC loans that financed highly leveraged transactions. At March 31, 2026 and December 31, 2025, loans under syndication facilities held for investment include SNCs of $60.9 million and $53.5 million, respectively.

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

	March 31, 2026		December 31, 2025
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate	$22,705	36.1%	$23,117	39.0%
Commercial	34,295	35.7%	34,353	35.4%
Financial institutions	—	—%	—	—%
Consumer and others (1)	22,236	28.2%	21,806	25.6%
Total Allowance for Credit Losses	$79,236	100.0%	$79,276	100.0%
% of Total Loans held for investment	1.21%		1.20%
__________________
(1)     Includes (i) indirect consumer loans purchased, and (ii) mortgage loans for and secured by single-family residential properties located in the U.S. in all periods presented

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components.

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

	March 31, 2026	December 31, 2025
(in thousands)
Non-Accrual Loans
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$11,172	$4,288
Multi-family residential	—	—
Land development and construction loans	—	16,200
	11,172	20,488
Single-family residential	27,346	26,082
Owner occupied	40,745	28,733
	79,263	75,303
Commercial loans	85,481	83,761
Consumer loans and overdrafts	8,969	9,204
Total Non-Accrual Loans	$173,713	$168,268

Past Due Accruing Loans
Real Estate Loans
Single-family residential	$—	$—
Owner occupied	—	730
Commercial loans	2,337	2,372
Consumer loans and overdrafts	—	—
Total Past Due Accruing Loans (1)	2,337	3,102

Total Non-Performing Loans	$176,050	$171,370
OREO and other repossessed assets	15,542	15,542
Total Non-Performing Assets	$191,592	$186,912
______________
(1)    Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO	Total
Balance at beginning of period	$20,488	$26,082	$29,463	$86,133	$—	$9,204	$15,542	$186,912

Plus: loans placed in nonaccrual status	10,910	3,035	14,898	18,389	—	3,403	—	50,635

Less: nonaccrual loan charge-offs	—	—	—	(5,724)	—	(3,389)	—	(9,113)
Less: nonaccrual loans sold, net of charge offs	(16,200)	—	—	—	—	—	—	(16,200)
(Less) Plus: nonaccrual loan collections and others	(4,026)	(1,771)	(2,886)	(10,945)	—	(249)	—	(19,877)
Plus: decrease in past-due accruing loans (1)	—	—	(730)	(35)	—	—	—	(765)
Balances at end of period	$11,172	$27,346	$40,745	$87,818	$—	$8,969	$15,542	$191,592

__________________
(1)    Loans past due 90 days or more but still accruing.

The increase in nonperforming assets during the three months ended March 31, 2026 was primarily attributable to three loan relationships that included a combination of CRE, owner-occupied, and commercial loans, and was partially offset by payoffs, note sales, and charge-offs.

All non-performing loans are rated Classified. See discussion on Classified and Special Mention Loans below for more details, including details about new loans downgraded during period.

We recognized no interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	March 31, 2026				December 31, 2025
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention		Substandard		Doubtful		Total (1)
Loans held for investment
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$51,392	$32,416	$—	$83,808	$56,126		$34,213		$—		$90,339
Multi-family residential	—	22,457	—	22,457	31,704		22,435		—		54,139
Land development and construction loans	34,590	2,748	—	37,338	—		—		—		—
	85,982	57,621	—	143,603	87,830		56,648		—		144,478
Single-family residential	—	43,985	—	43,985	733		26,010		—		26,743
Owner occupied	—	72,432	—	72,432	12,485		51,965		—		64,450
	85,982	174,038	—	260,020	101,048		134,623		—		235,671
Commercial loans (2)	2,387	102,039	—	104,426	35,408		129,610		459		165,477
Loans to financial institutions and acceptances	—	35,210	—	35,210	—		—		—		—
Consumer loans and overdrafts	—	8,969	—	8,969	—		9,204		—		9,204
	$88,369	$320,256	$—	$408,625	$136,456		$273,437		$459		$410,352
Loans held for sale at the lower of cost or fair value
Non-owner occupied	—	—	—	—	—		43,406		—		43,406
Multi-family residential	30,920	—	—	30,920	—	0	—	0	—	0	—
Land development and construction loans	28,952	—	—	28,952	—		22,339		—		22,339
Owner occupied	—	—	—	—	—		15,167		—		15,167
Total loans held for sale	59,872	—	—	59,872	—		80,912		—		80,912
Total	$148,241	$320,256	$—	$468,497	$136,456		$354,349		$459		$491,264
__________
(1) There are no loans categorized as a “Loss” as of the dates presented.
(2) Includes one commercial loan relationship totaling $39.4 million, out of which $36.3 million is 30-59 days past due as of March 31, 2026.

Classified Loans. Classified loans include substandard and doubtful loans. The following table presents the activity of classified loans in the three months ended March 31, 2026:

(in thousands)	Three Months Ended March 31, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$122,393	$26,010	$67,132	$130,069	$—	$9,204	354,808
Plus: loans downgraded to substandard and doubtful	2,950	19,748	23,371	15,906	35,210	3,403	100,588

Less: classified loan charge-offs	—	—	—	(5,724)	—	(3,389)	(9,113)
Less: classified loans sold, net of charge offs	(65,746)	—	—	—	—	—	(65,746)
Plus: classified loan collections and others	(1,976)	(990)	(18,071)	(38,212)	—	(249)	(59,498)
Less: loans upgraded	—	(783)	—	—	—	—	(783)
Balances at end of period	$57,621	$43,985	$72,432	$102,039	$35,210	$8,969	$320,256

Classified loans decreased $34.6 million, or 9.7%, primarily due to loan sales and payoffs totaling $65.7 million and $59.5 million, respectively, and $9.1 million in charge-offs. These results were partially offset by downgrades totaling $100.5 million, including: (i) one $35.2 million non‑depository financial institution loan in accrual status secured by underlying CRE collateral; (ii) one $16.8 million single‑family residential loan in accrual status; (iii) two owner occupied loans totaling $11.2 million in accrual status; (iv) three loan relationships in nonaccrual status totaling $28.0 million consisting of CRE, owner‑occupied, and commercial loans; and (v) $9.4 million related to other loans.

Composition of Classified Loans at March 31, 2026
As of March 31, 2026, classified loans had the following composition: (i) $201.5 million of real estate collateral dependent loans with a weighted‑average loan‑to‑value ratio of 64.0%; (ii) $84.4 million of cash‑flow‑dependent loans; (iii) $17.2 million of collateral‑dependent loans other than real estate, primarily asset‑based lending; (iv) $0.3 million of unsecured loans; and (v) $17.0 million of loans collectively evaluated for purposes of determining the allowance for credit losses.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$87,829	$733	$12,485	$35,408	$—	$—	$136,455
Downgrades to Special Mention	87,439	—	—	1,623	—	—	89,062
Upgrades to Pass	(28,071)	(730)	(3,996)	(34,548)	—	—	(67,345)
Downgrades to Substandard	—	—	(8,472)	—	—	—	(8,472)
Valuation allowances	(1,311)	—	—	—	—	—	(1,311)
Payoffs/Paydowns	(32)	(3)	(17)	(96)	—	—	(148)
Balances at end of period	$145,854	$—	$—	$2,387	$—	$—	$148,241

All special mention loans remained current at March 31, 2026.
The increase in Special Mention loans was primarily driven by downgrade to three CRE loans totaling $81.3 million, partially offset by upgrades to Pass totaling $67.3 million, based on year end financial information received. In April 2026, the Company sold one real estate loan classified as held for sale and rated Special Mention for net proceeds of $30.9 million. There was no material impact to earnings as a result of this transaction. In addition, in April, 2026, the Company collected $29.6 million in full satisfaction of another real estate loan classified as held for sale and rated Special Mention, and released approximately $0.6 million from the valuation allowance as a result of this transaction.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at March 31, 2026 and December 31, 2025, are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$21,244	$73,332
Multi-family residential	22,457	22,435
Land development and construction loans	2,748	6,139
	46,449	101,906
Single-family residential	16,753	44
Owner occupied	31,687	38,399
	94,889	140,349
Commercial loans	16,558	46,308
Loans to depository institutions and acceptances	35,210	—
	$146,657	$186,657
At March 31, 2026 total potential problem loans decreased to $146.7 million compared to $186.7 million at December 31, 2025. This was primarily driven primarily driven by a reduction of approximately $89.7 million from loan sales and loan payoffs, as well as a $15.8 million decrease resulting from loans moving to non‑accrual status and related balance reductions. These improvements were partially offset by an increase of $65.6 million in potential problem loans attributable to loan downgrades.

Securities
The following table sets forth the book value and percentage of each category of securities at March 31, 2026 and December 31, 2025. The book value for trading securities, debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The Company determined that an ACL on its debt securities available for sale at March 31, 2026 and December 31, 2025 was not required.

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Government Agency and Sponsored Enterprise Residential MBS	2,142,254	88.1%	$1,824,510	87.5%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	139,861	5.8%	152,249	7.3%
U.S. Government Agency and Sponsored Enterprise Obligations	85,077	3.5%	45,455	2.2%
Municipal Bonds	1,625	0.1%	1,669	0.1%
U.S. Treasury Securities	$1,491	0.1%	1,000	0.1%
	$2,370,308	97.6%	$2,024,883	97.2%

Equity securities with readily determinable fair value not held for trading (1)	$2,528	0.1%	$2,548	0.1%
Other securities (2):	$58,048	2.3%	$57,138	2.7%
	$2,430,884	100.0%	$2,084,569	100.0%
__________________
(1) In 2023, the Company purchased an investment in an open-end fund incorporated in the U.S. with an original cost of $2.5 million. The Fund’s objective is to provide a high level of current income consistent with the preservation of capital and investments deemed to be qualified under the Community Reinvestment Act.
(2)    Includes investments in FHLB and Federal Reserve stock. Amounts correspond to original cost at the date presented. Original cost approximates fair value because of the nature of these investments.

As of March 31, 2026, total securities increased $346.3 million, or 16.6%, to $2.4 billion compared to $2.1 billion at December 31, 2025. The increase in the three months ended March 31, 2026 was mainly driven by purchases of debt securities held for sale totaling $543.5 million. This increase was partially offset by (i) maturities, sales, calls and pay downs, totaling $169.9 million of debt securities available for sale and FHLB stock and (ii) net pre-tax unrealized losses of $27.4 million on debt securities available for sale primarily attributable to changes in market interest rates during the current period.

Debt securities available for sale had net unrealized holding losses of $39.0 million and net unrealized holding gains of $9.4 million at March 31, 2026, compared to December 31, 2025 when net unrealized holding losses were $23.9 million and net unrealized holding gains were $21.7 million. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of March 31, 2026 and December 31, 2025.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2026 and December 31, 2025. Similar to the table above, the book value for securities available for sale, trading securities and equity securities with readily determinable fair value not held for trading is equal to fair market value.

March 31, 2026
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government agency and sponsored enterprise obligations	85,077	4.09%	—	—%	2,415	4.76%	45,996	3.87%	36,666	4.33%	—	—
Municipal bonds	1,625	2.43%	—	—%	—	—%	350	1.86%	1,275	2.59%	—	—
U.S. Treasury Securities	1,491	3.54%	—	—%	1,491	3.54%	—	—%	—	—%	—	—
U.S. Government agency and sponsored enterprise commercial MBS	139,861	4.00%	—	—%	46,093	3.54%	40,289	3.62%	53,479	4.69%	—	—
U.S. Government agency and sponsored enterprise residential MBS	2,142,254	4.78%	—	—%	806	5.81%	5,789	4.43%	2,135,659	4.78%	—	—
	2,370,308	4.71%	—	—%	50,805	3.63%	92,424	3.79%	2,227,079	4.77%	—	—%

Equity securities with readily determinable fair value not held for trading	2,528	3.23%	$—	—%	—	—%	—	—%	—	—%	2,528	3.23%

Other securities	58,048	6.25%	$—	—%	—	—%	—	—%	—	—%	58,048	6.25%
	$2,430,884	4.74%	$—	—%	$50,805	3.63%	$92,424	3.79%	$2,227,079	4.77%	$60,576	6.13%

December 31, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government Agency and Sponsored Enterprise Obligations	45,455	4.66%	—	—%	2,614	5.25%	18,140	4.44%	24,701	4.75%	—	—%
Municipal Bonds	1,669	2.31%	—	—%	—	—%	356	1.63%	1,313	2.49%	—	—%
U.S. Treasury Securities	1,000	3.57%	—	—%	1,000	3.57%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	152,249	4.13%	—	—%	46,746	3.55%	40,931	3.90%	64,572	4.70%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,824,510	5.00%	$—	—%	856	5.70%	6,233	4.48%	1,817,421	5.00%	—	—%
	$2,024,883	4.92%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,548	6.56%	—	—%	—	—%	—	—%	—	—%	2,548	6.56%

Other securities	$57,138	6.39%	$—	—%	$—	—%	$—	—%	$—	—%	$57,138	6.39%
	$2,084,569	4.96%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$59,686	6.40%

The investment portfolio’s weighted expected average effective duration increased to 5.0 years at March 31, 2026 compared to 4.4 years at December 31, 2025, due to higher market rates which decreased modeled prepayment expectations, as well as, a reduction in the floating rate securities proportion of the total debt securities available for sale portfolio.

Liabilities
Total liabilities were $9.0 billion at March 31, 2026, an increase of $0.2 billion, or 1.7%, compared to $8.8 billion at December 31, 2025. This was primarily driven by: (i) an increase of $0.2 billion, or 2.0%, in total deposits, mainly due to an increase in core deposits, and (ii) an increase of $20.3 million, or 2.8%, in advances from the FHLB. This increase was partially offset by a decrease of $20.1 million, or 15.7%, in accounts payable, accrued liabilities and other liabilities. See “Capital Resources and Liquidity Management” and “Deposits” for more details on the changes in advances from the FHLB and total deposits.
Deposits
We continue with our efforts in growing our deposits. Our efforts include the additions of new team members to our business development teams across South Florida and Tampa in the first three months of 2026.

Total deposits were $7.9 billion at March 31, 2026, an increase of $0.2 billion, or 2.0%, compared to December 31, 2025. The increase in deposits in the three months ended March 31, 2026 was mainly due to increases of: (i)$207.4 million, or 4.9%, in interest-bearing demand, savings and money market deposits, and (ii) $51.4 million, or 2.6%, in time deposits. These increases were partially offset by a decrease of $106.6 million, or 6.8%, in noninterest bearing demand deposits.

The $51.4 million, or 2.6%, net increase in time deposits includes an increase of $112.4 million, or 25.8%, in brokered time deposits, which was partially offset by a decrease of $61.1 million, or 3.9% in customer CDs. As of March 31, 2026 total brokered deposits, which are all domestic deposits, were $548.1 million, compared to $435.7 million at December 31, 2025.

CDARS and ICS reciprocal deposits are offered through the Company’s participation in the IntraFi Network. The network facilitates the placement of customer funds into certificates of deposit, demand deposit, or money market accounts issued by other member banks in increments of less than $250,000. This structure enables customers to receive full FDIC insurance coverage on large balances while the Company retains the relationship. In exchange, the Company accepts reciprocal deposits from other network banks, maintaining overall deposit levels. As of March 31, 2026 and December 31, 2025, reciprocal deposits in the Intrafi Network amounted to $1.1 billion and $0.9 billion, respectively.

We use non-reciprocal deposit placement services through the IntraFi Network. These arrangements allow us to place excess customer deposits to other network participants while maintaining the customer relationship. Under these non-reciprocal placement transactions, customer deposit funds are transferred to other participating institutions. As of March 31, 2026 and December 31, 2025, we placed approximately $171.0 million and $162.6 million, respectively, of deposits to other participating institutions. As a result, these deposits were excluded from the Company’s consolidated balance sheets.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	March 31, 2026	December 31, 2025	Amount	%
Deposits
Domestic	$5,228,588	$5,168,371	$60,217	1.2%
Foreign:
Venezuela (1)	2,005,521	1,910,980	94,541	4.9%
Others (2)	704,992	707,583	(2,591)	(0.4)%
Total foreign	2,710,513	2,618,563	91,950	3.5%
Total deposits	$7,939,101	$7,786,934	$152,167	2.0%
_________________
(1)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.
(2) Our other foreign deposits do not include deposits from Venezuelan resident customers.

Domestic deposits increased $60.2 million, or 1.2%, in the three months ended March 31, 2026, primarily driven by increases of: (i) $112.4 million in brokered time deposits; and (ii) $169.6 million in interest-bearing demand, savings and money market deposits. These increases were partially offset by decreases of: (i) $172.0 million in non-interest bearing accounts and (ii) $49.8 million in customer time deposits.
During the three months ended March 31, 2026, total foreign deposits increased $92.0 million, or 3.5%, primarily driven by increases of: (i) $65.4 million in non-interest-bearing deposits and (ii) $37.9 million in interest-bearing demand, savings and money market deposits. The increases was partially offset by decreases of $11.3 million customer time deposits. The increase in foreign deposits was principally from customer domiciled in Venezuela. We have deep knowledge and experience in the Venezuelan market, which uniquely positions Amerant to take advantage of the opportunity to grow deposits and relationships in this country.

Core Deposits
Our core deposits were $5.9 billion and $5.8 billion as of March 31, 2026 and December 31, 2025, and represented 74.2% and 74.4% of our total deposits at those dates, respectively. The increase of $100.8 million, or 1.7%, in core deposits in the three months ended March 31, 2026 was mainly driven by increases in interest bearing and noninterest bearing demand deposits, and savings and money market deposits. We define “core deposits” as total deposits excluding all time deposits.
Brokered Deposits
We utilize brokered deposits primarily as an asset and liability management tool. For the periods ended March 31, 2026 and December 31, 2025, brokered deposits were $548.1 million and $435.7 million, respectively, represented 6.9% and 5.6% of total deposits as of the respective reporting dates. Total brokered deposits increased $112.4 million, or 25.8%, as of March 31, 2026, compared to December 31, 2025.

Brokered deposits consisted of $548.1 million and $435.7 million of time deposits for the periods ended March 31, 2026 and December 31, 2025, respectively. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At March 31, 2026 and December 31, 2025, our large fund providers included 20 deposit relationships with total balances of $885.2 million and $962.3 million, respectively. The decrease in balances from large fund providers in the three months ended March 31, 2026 was mainly driven by a decrease in large deposits from commercial customers as the Company continues its focus on depository relationships.

Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands, except percentages)
Less than 3 months	$421,569	34.0%	$406,673	31.4%
3 to 6 months	304,960	24.6%	382,427	29.5%
6 to 12 months	436,090	35.1%	415,755	32.1%
1 to 3 years	65,438	5.3%	77,859	6.0%
Over 3 years	12,813	1.0%	13,520	1.0%
Total	$1,240,870	100.0%	$1,296,234	100.0%

Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
All of the Company’s short-term borrowings at March 31, 2026 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding at March 31, 2026 and December 31, 2025.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the three months ended March 31, 2026 and at December 31, 2025.

	March 31, 2026	December 31, 2025
(in thousands, except percentages)
Outstanding at period-end	$20,000	$—
Average amount	6,667	20,000
Maximum amount outstanding at any month-end	20,000	100,000
Weighted average interest rate:
During period	3.88%	4.08%
End of period	3.88%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended March 31,
	2026	2025
(in thousands, except percentages and per share data)
Net income attributable to the Company	$17,873	$11,958
Basic earnings per common share	0.44	0.28
Diluted earnings per common share (1)	0.44	0.28

Average total assets	$9,902,763	$10,042,531
Average stockholders' equity	949,553	911,222
Net income attributable to the Company / Average total assets (ROA)	0.73%	0.48%
Net income attributable to the Company / Average stockholders' equity (ROE)	7.63%	5.32%
Average stockholders' equity / Average total assets ratio	9.59%	9.07%
__________________

(1)In the three months ended March 31, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026, basic and diluted earnings per share increased compared to the same period one year ago, primarily driven by improved net income in the current period compared to the same period last year.

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
Total stockholders’ equity was $913.9 million as of March 31, 2026, a decrease of $24.9 million, or 2.7%, compared to $938.8 million as of December 31, 2025. This decrease was primarily driven by: (i) an aggregate of $18.7 million of Class A common stock repurchased in the three months ended March 31, 2026; (ii) $3.7 million of dividends declared and paid by the Company in the three months ended March 31, 2026, and (iii) $20.4 million of other comprehensive loss, mainly due to net unrealized holding losses on debt securities available for sale. This was partially offset by net income of $17.9 million in the three months ended March 31, 2026.

Common Stock Transactions
In the three months ended March 31, 2026, the Company repurchased an aggregate of 859,493 shares of Class A common stock at a weighted average price of $21.77 per share, under the 2026 Stock Repurchase Program. The aggregate purchase price for these transactions was $18.7 million in the three months ended March 31, 2026, including transaction costs. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for more details on the 2026 Stock Repurchase Program.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first three months ended March 31, 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
01/22/2026	02/13/2026	02/27/2026	$0.09	$3.7 million
On April 22, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on May 29, 2026, to shareholders of record at the close of business on May 15, 2026.

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $188.7 million at March 31, 2026, compared to $470.2 million at December 31, 2025.

At March 31, 2026 and December 31, 2025, the Company had $0.7 billion of outstanding advances from the FHLB. At March 31, 2026 and December 31, 2025, we had an additional $2.2 billion and $2.1 billion, respectively, of remaining borrowing capacity with the FHLB. This additional borrowing capacity is determined by the FHLB. In the three months ended March 31, 2026, the Company borrowed $20.0 million and made no repayments in advances from the FHLB. The Company may repay advances from the FHLB prior to their stated maturity as part of the Company’s asset/liability management strategies.

There were no other borrowings as of March 31, 2026 and December 31, 2025.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at March 31, 2026 and December 31, 2025.
Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Subordinated Notes.
The Company held cash and cash equivalents mainly at the Bank of $12.1 million as of March 31, 2026 in funds available to service Subordinated Notes and junior subordinated debt and for general corporate purposes, as a separate stand-alone entity ($17.5 million as of December 31, 2025 in funds available to service Subordinated Notes, and junior subordinated debt and for general corporate purposes).
Subsidiary Dividends
There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. These limitations exclude the effects of AOCI/AOCL. Management believes that these limitations will not affect the Company’s ability to meet its ongoing short-term cash obligations. See “Supervision and Regulation” in the 2025 Form 10-K.
On April 22, 2026, the Board of Directors of the Bank approved the payment of a cash dividend in the amount of $15.0 million by the Bank to the Company. The Company received this dividend on April 30, 2026.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for at least the next twelve months and the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital ratio	$1,099,221	14.16%	$620,919	8.00%	$776,149	10.00%
Tier 1 capital ratio	979,405	12.62%	465,689	6.00%	620,919	8.00%
Tier 1 leverage ratio	979,405	9.91%	395,435	4.00%	494,294	5.00%
Common Equity Tier 1 (CET1)	918,837	11.84%	349,267	4.50%	504,497	6.50%

December 31, 2025
Total capital ratio	$1,102,426	14.10%	$625,550	8.00%	$781,938	10.00%
Tier 1 capital ratio	983,662	12.58%	469,163	6.00%	625,550	8.00%
Tier 1 leverage ratio	983,662	9.62%	408,990	4.00%	511,237	5.00%
Common Equity Tier 1 (CET1)	923,069	11.80%	351,872	4.50%	508,260	6.50%

The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital ratio	$1,075,546	13.88%	$619,881	8.00%	$744,851	10.00%
Tier 1 capital ratio	985,567	12.72%	464,910	6.00%	619,881	8.00%
Tier 1 leverage ratio	985,567	10.02%	393,622	4.00%	492,027	5.00%
Common Equity Tier 1 (CET1)	985,567	12.72%	348,683	4.50%	503,653	6.50%

December 31, 2025
Total capital ratio	$1,052,893	13.49%	$624,495	8.00%	$780,619	10.00%
Tier 1 capital ratio	963,923	12.35%	468,372	6.00%	624,495	8.00%
Tier 1 leverage ratio	963,923	9.47%	407,159	4.00%	508,949	5.00%
Common Equity Tier 1 (CET1)	963,923	12.35%	351,279	4.50%	507,402	6.50%

Off-Balance Sheet Arrangements
The following table shows the outstanding balance of financial instruments whose contracts represent off-balance sheet credit risk as of the end of the periods presented. Except as disclosed below, we are not involved in any other off-balance sheet contractual relationships that are reasonably likely to have a current or future material effect on our financial condition, a change in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more details on the Company’s off-balance sheet arrangements, see Note 19 to our audited consolidated financial statements included in the 2025 Form 10-K.

(in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$1,370,470	$1,605,254
Letters of credit	179,650	179,288
	$1,550,120	$1,784,542

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, certain binding agreements we have entered into for services including outsourcing of technology services, advertising and other services, and other borrowing arrangements which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flows from operations will be sufficient to meet our operational cash needs for the foreseeable future. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the 2025 Form 10-K.

In the three months ended March 31, 2026, the Company borrowed $20.0 million and made no repayments of FHLB advances.
In the three months ended March 31, 2026, total time deposits increased $51.4 million, or 2.6%. See “Deposits” for additional information.
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumes the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses are below the Loss Cap as of that date, the Company will pay the difference to the borrower by June 30, 2026. As of March 31, 2026, the Company had incurred actual credit losses totaling $7.7 million. As a result, the maximum amount of the Loss Cap has been reached, and, therefore, the Company does not expect to incur any additional losses with respect to this loan participation agreement. As part of the Wind-down Agreement, the borrower has agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million.

Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the 2025 Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2025.
Recently Issued Accounting Pronouncements. For a description of recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe interest rate and price risks are the most significant market risks impacting us. We monitor and evaluate these risks using sensitivity analyses to measure the effects on earnings, equity and the available for sale portfolio mark-to-market exposure, of changes in market interest rates. Exposures are managed to a set of limits previously approved by our Board of Directors and monitored by management. See discussions below for material changes in our market risk exposure as compared to those discussed in our 2025 Form 10-K, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.
Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	March 31,		December 31,
(in thousands, except percentages)	2026		2025
Change in Interest Rates (Basis points)
Increase of 200	$20,950	6.4%	$29,555	9.2%
Increase of 100	18,773	5.8%	23,330	7.3%
Decrease of 100	(10,432)	(3.2)%	(14,970)	(4.7)%
Decrease of 200	(23,039)	(7.1)%	(32,418)	(10.1)%
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

Net interest income in the base scenario increased to approximately $326.0 million in the three months ended March 31, 2026 compared to $320.0 million as of December 31, 2025. This increase is mainly driven by the increase in debt securities available for sale. This was offset by a decrease in cash balances held at the Federal Reserve as well as a net increase in cost of funds.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	March 31,	December 31,
	2026	2025
Change in Interest Rates (Basis points)
Increase of 200	(18.28)%	(13.32)%
Increase of 100	(5.88)%	(3.90)%
Decrease of 100	4.36%	1.79%
Decrease of 200	2.99%	(0.67)%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of March 31, 2026 and December 31, 2025:

	Change in market value (1)
	March 31,	December 31,
(in thousands)	2026	2025
Change in Interest Rates
(Basis points)
Increase of 200	$(258,678)	$(206,181)
Increase of 100	(124,837)	(97,431)
Decrease of 100	94,555	64,457
Decrease of 200	138,569	99,370
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio increased to 5.0 years at March 31, 2026 compared to 4.4 years at December 31, 2025, due to higher market rates which decreased modeled prepayment expectations, as well as, a reduction in the floating rate securities proportion of the total debt securities available for sale portfolio.
Additionally, the floating rate portfolio decreased to 6.9% at March 31, 2026 from 10.3% at December 31, 2025.

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of March 31, 2026. This information may not be indicative of our interest rate sensitivity position at other points in time.

	March 31, 2026
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$188,708	$117,997	$—	$—	$—	$70,711
Securities:
Debt available for sale, at fair value	2,370,308	392,916	511,599	400,811	1,064,982	—
Federal Reserve and FHLB stock	58,048	41,883	—	—	—	16,165
Loans held for sale - performing	190,909	190,909	—	—	—	—
Marketable equity securities	2,528	2,528	—	—	—	—
Loans held for investment-performing (1)	6,386,822	4,482,024	862,515	412,943	629,340	—
Earning Assets	$9,197,323	$5,228,257	$1,374,114	$813,754	$1,694,322	$86,876
Liabilities
Interest bearing demand, savings, and money market deposits	4,425,019	4,425,019	—	—	—	—
Time deposits	2,047,412	1,668,121	336,753	42,069	469	—
FHLB advances (2)	732,263	20,000	207,263	505,000	—	—
Subordinated Notes	29,837	—	—	—	29,837	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	7,298,709	6,177,318	544,016	547,069	30,306	—
Interest rate sensitivity gap		(949,061)	830,098	266,685	1,664,016	86,876
Cumulative interest rate sensitivity gap		(949,061)	(118,963)	147,722	1,811,738	1,898,614
Earnings assets to interest bearing liabilities (%)		84.6%	252.6%	148.7%	5,590.7%	N/M
__________________

(1)     “Loan held for investment-performing” excludes $176.1 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
(2) Includes FHLB advances in the amount of $435.0 million set to mature in 2027 or later, which contain quarterly callable features.
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2025 Form 10-K. Set forth below are material changes to our existing risk factors previously disclosed in the 2025 Form 10-K. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

Increased exposure to residential mortgage assets may heighten sensitivity to interest rate changes, housing market conditions, and secondary market liquidity.

During the first quarter of 2026, we increased our exposure to residential mortgage loans through portfolio acquisitions and expect to further expand this exposure through additional residential loan purchases in 2026. As a result, residential mortgage loans now represent a larger portion of our earning assets, increasing our sensitivity to conditions in the residential real estate and mortgage markets.

Fluctuations in interest rates, home prices, borrower credit performance, and housing market activity directly affect the performance of residential mortgage assets. A decline in interest rates below the weighted average coupon of our portfolio could accelerate prepayments and asset runoff, reducing interest income if reinvestment opportunities are not available on comparable terms. Rising interest rates or economic uncertainty could adversely affect borrower affordability, housing demand, credit performance, and collateral values.

Our residential mortgage portfolio includes a significant concentration of jumbo and other nonconforming loans. The secondary market for these products is generally less liquid than the market for conforming mortgages and may be subject to volatility or disruption, which could limit our ability to sell or securitize loans, increase balance‑sheet exposure, and reduce flexibility in managing interest rate and credit risk.

Adverse developments in interest rates, housing market conditions, borrower performance, or secondary market liquidity could result in higher delinquencies, valuation changes, reduced interest or noninterest income, or increased charge‑offs. Any of these factors could materially and adversely affect our business, financial condition, results of operations, or cash flows.

Conditions or developments in Venezuela could adversely affect our operations.

At March 31, 2026, approximately 25.3% of our deposits, or $2.0 billion, were held by Venezuelan residents. Since the first quarter of 2026, we have experienced an increased influx of deposits from customers residing in Venezuela. All of the Bank’s deposits are denominated in U.S. dollars. The continuation of deposit inflows from customers residing in Venezuelan at or around similar levels to those experienced in the first quarter of 2026 is dependent, in part, on economic, political and regulatory conditions in Venezuela continuing to improve. Although there have been developments that may support such improvement, including changes in U.S. – Venezuela relations and the issuance of certain OFAC general licenses authorizing specified investments and transactions by U.S. entities in certain sectors and industries of the Venezuelan economy, as well as updates to relevant Venezuelan laws and regulations, the durability and scope of these developments remain uncertain. If economic or other conditions in Venezuela deteriorate, or if recent positive developments are reversed, we may experience a reduction in the influx of deposits from customers residing in Venezuela and our overall level of deposits held by those customers may decrease. Venezuelan customers rely on their U.S. dollar deposits to fund living expenses and other necessities and may have limited ability to generate additional U.S. dollars under adverse conditions, which could materially and adversely affect our deposit base.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2026:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program(1)
January 1 - January 31	40,000	21.12	40,000	39,155,348
February 1 - February 28	379,650	22.48	379,650	30,622,716
March 1 - March 31	439,843	21.18	439,843	21,291,904
Total	859,493	21.77	859,493	21,291,904

________________
(1)    On January 22 2026, the Company announced that it’s Board of Directors authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Repurchase Stock Program will be effective until December 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Restrictive Covenant Agreement* (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on February 27, 2026)
10.2	Form of Performance Based Restricted Stock Unit Agreement* (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on February 27, 2026)
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice President and Interim Chief Executive Officer. **

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice President, Chief Financial Officer. **

32.1
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Senior Executive Vice President and Interim Chief Executive Officer. **

32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice President, Chief Financial Officer. **

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data (embedded within XBRL documents)
* Management contract or compensatory plan, contract or agreement.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERANT BANCORP INC. (Registrant)

Date:	May 1, 2026	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Director, SEVP and Interim Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2026	By:	/s/ Sharymar Calderon
Sharymar Calderon
Senior Executive Vice-President, Chief Financial Officer (Principal Financial Officer)