Form 10-Q
period 2026-06-30
Amerant Bancorp Inc.
filed 2026-07-31
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2026
Class A Common Stock, $0.10 par value per share	39,189,858 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2026

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) June 30, 2026	December 31, 2025
Assets
Cash and due from banks and restricted cash	$41,042	$53,478
Interest earning deposits with banks	260,090	409,444
Other short-term investments	—	7,233
Cash and cash equivalents and restricted cash	301,132	470,155
Time deposits with other banks	500	—
Securities
Debt securities available for sale	2,549,256	2,024,883
Equity securities with readily determinable fair value not held for trading	2,537	2,548
Federal Reserve Bank and Federal Home Loan Bank stock	56,625	57,138
Securities	2,608,418	2,084,569
Loans held for sale, at lower of cost or fair value	122,172	80,912
Mortgage loans held for sale, at fair value	389	2,932
Loans held for investment, gross	6,743,066	6,613,391
Less: allowance for credit losses	85,499	79,276
Loans held for investment, net	6,657,567	6,534,115
Bank owned life insurance	265,362	260,644
Deferred tax assets, net	47,656	35,566
Operating lease right-of-use assets	107,522	110,588
Goodwill	19,193	19,193
Accrued interest receivable and other assets	164,336	178,344
Total assets	$10,294,247	$9,777,018
Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$1,708,111	$1,573,301
Interest bearing demand, savings and money market deposits	4,736,160	4,217,594
Time	1,911,037	1,996,039
Total deposits	8,355,308	7,786,934
Advances from the Federal Home Loan Bank	702,608	711,984
Subordinated notes	29,880	29,795
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	115,310	117,456
Accounts payable, accrued liabilities and other liabilities	112,594	127,869
Total liabilities	9,379,878	8,838,216
Commitments and Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 39,186,293 shares issued and outstanding at June 30, 2026 (40,595,273 shares issued and outstanding at December 31, 2025)	3,917	4,058
Additional paid in capital	283,037	316,067
Retained earnings	651,145	619,552
Accumulated other comprehensive loss	(23,730)	(875)
Total stockholders' equity	914,369	938,802
Total liabilities and stockholders' equity	$10,294,247	$9,777,018
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income
Loans	$103,449	$122,166	$206,123	$243,187
Investment securities	29,212	23,212	56,894	42,131
Interest earning deposits with banks and other interest income	3,000	5,717	5,661	12,185
Total interest income	135,661	151,095	268,678	297,503

Interest expense
Interest bearing demand, savings and money market deposits	27,154	29,597	53,519	56,726
Time deposits	17,682	22,285	35,936	46,143
Advances from the Federal Home Loan Bank	6,935	7,230	13,781	14,430
Senior notes	—	78	—	1,020
Subordinated notes	362	361	723	722
Junior subordinated debentures	952	1,064	1,862	2,078
Securities sold under agreements to repurchase	1	1	1	1
Total interest expense	53,086	60,616	105,822	121,120
Net interest income	82,575	90,479	162,856	176,383
Provision for credit losses	4,750	6,060	12,550	24,506
Net interest income after provision for credit losses	77,825	84,419	150,306	151,877

Noninterest income
Brokerage, advisory and fiduciary activities	5,630	4,993	11,091	9,722
Deposits and service fees	5,419	4,968	10,291	10,105
Change in cash surrender value of bank owned life insurance	2,629	2,490	5,193	4,940
Cards and trade finance servicing fees	1,432	1,804	2,871	3,196
Loan-level derivative income	1,174	3,204	2,705	4,712
Securities gains, net	408	1,779	924	1,843
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	54	—	54	—
Derivative losses, net	—	(1,852)	—	(1,852)
Other noninterest income	1,416	2,392	2,414	6,637
Total noninterest income	18,162	19,778	35,543	39,303

Noninterest expense
Salaries and employee benefits	35,446	36,036	67,486	69,383
Professional and other services fees	13,087	13,549	24,503	28,231
Occupancy and equipment	4,995	5,491	10,418	11,627
Advertising expenses	4,274	4,819	7,213	8,454
Telecommunication and data processing	3,627	2,929	7,164	6,404
FDIC assessments and insurance	2,472	2,896	5,322	6,132
Depreciation and amortization	1,472	1,551	2,989	3,139
Losses on loans held for sale carried at the lower of cost or fair value, net	1,118	—	2,941	—
Other real estate owned and repossessed assets (income) expense, net	(253)	601	(485)	765
Other operating expenses	2,639	6,528	8,245	11,819
Total noninterest expenses	68,877	74,400	135,796	145,954
Income before income tax expense	27,110	29,797	50,053	45,226
Income tax expense	(6,067)	(6,795)	(11,137)	(10,266)
Net income attributable to Amerant Bancorp Inc.	$21,043	$23,002	$38,916	$34,960
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Other comprehensive income, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(2,737)	$1,784	$(22,756)	$14,476
Net unrealized holding gains on cash flow hedges arising during the period	475	173	656	186
Reclassification adjustment for items included in net income	(189)	(131)	(755)	(304)
Other comprehensive (loss) income	(2,451)	1,826	(22,855)	14,358
Comprehensive income	$18,592	$24,828	$16,061	$49,318

Earnings Per Share (Note 13):
Basic earnings per common share	$0.54	$0.55	$0.98	$0.83
Diluted earnings per common share	$0.53	$0.55	$0.97	$0.83

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Month Periods Ended June 30, 2026

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2025	40,595,273	$4,058	$316,067	$—	$619,552	$(875)	$938,802
Repurchase of Class A common stock	(859,493)	—	—	(18,708)	—	—	(18,708)
Treasury stock retired	—	(86)	(18,622)	18,708	—	—	—
Issuance of common shares for restricted stock unit vesting	94,477	9	(9)	—	—	—	—
Restricted stock and restricted stock units surrendered	(26,650)	(3)	(591)	—	—	—	(594)
Stock-based compensation expense	—	—	658	—	—	—	658
Dividends paid	—	—	—	—	(3,709)	—	(3,709)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	17,873	—	17,873
Other comprehensive loss	—	—	—	—	—	(20,404)	(20,404)
Balance at March 31, 2026	39,803,607	$3,978	$297,503	$—	$633,716	$(21,279)	$913,918
Repurchase of Class A common stock	(690,000)	—	—	(16,359)	—	—	(16,359)
Treasury stock retired	—	(69)	(16,290)	16,359	—	—	—
Issuance of common shares for restricted stock unit vesting	51,371	5	(5)	—	—	—	—
Restricted stock and restricted stock units surrendered	(4,618)	—	(107)	—	—	—	(107)
Stock issued for employee stock purchase plan	25,933	3	557	—	—	—	560
Stock-based compensation expense	—	—	1,379	—	—	—	1,379
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	21,043	—	21,043
Dividends paid	—	—	—	—	(3,614)	—	(3,614)
Other comprehensive loss	—	—	—	—	—	(2,451)	(2,451)
Balance at June 30, 2026	39,186,293	$3,917	$283,037	$—	$651,145	$(23,730)	$914,369

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$38,916	$34,960
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	12,550	24,506
Net premium amortization on securities	569	1,124
Depreciation and amortization	2,989	3,139
Stock-based compensation expense	2,037	2,415
Change in cash surrender value of bank owned life insurance	(5,193)	(4,940)
Securities gains, net	(924)	(1,843)
Derivative losses, net	—	1,852
Gains on sale of loans, net	(316)	(5,156)
Losses on loans held for sale carried at the lower of cost or fair value	2,941	—
Deferred taxes and others	(2,781)	98
Gain on early extinguishment of advances from the FHLB, net	(54)	—
Proceeds from sales and repayments of loans held for sale (at fair value)	12,582	126,549
Originations and purchases of loans held for sale (at fair value)	(9,723)	(95,713)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	29	6,999
Accounts payable, accrued liabilities and other liabilities	(3,342)	(16,190)
Net cash provided by operating activities	50,280	77,800
Cash flows from investing activities
Placement of time deposits with other banks	(500)	—
Purchases of investment securities:
Available for sale	(807,622)	(425,291)
Trading securities	—	(118,444)
Federal Home Loan Bank stock	(1,004)	(2,575)
	(808,626)	(546,310)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	252,495	92,065
Federal Home Loan Bank stock	1,516	1,424
	254,011	93,489
Net (increase) decrease in loans	(335,273)	10,977
Proceeds from loan portfolio sales	155,120	24,583
Proceeds from sales of other real estate owned	—	2,661
Net purchases of premises and equipment and others	(778)	(3,551)
Proceeds from bank owned life insurance death benefit	916	—
Purchase of bank owned life insurance	—	(7,000)
Net cash used in investing activities	(735,130)	(425,151)
Cash flows from financing activities
Net increase in demand, savings and money market accounts	653,376	523,475
Net decrease in time deposits	(85,002)	(71,526)
Proceeds from advances from the Federal Home Loan Bank	20,000	50,000
Repayments of advances from the Federal Home Loan Bank	(29,882)	(30,000)
Redemption of senior notes	—	(60,000)
Repurchase of common stock - Class A	(35,067)	(10,000)
Dividend paid	(7,323)	(7,651)
Disbursements arising from stock-based compensation, net	(275)	(469)
Net cash provided by financing activities	515,827	393,829
Net (decrease) increase in cash and cash equivalents and restricted cash	(169,023)	46,478

Cash, cash equivalents and restricted cash
Beginning of period	470,155	590,359
End of period	$301,132	$636,837

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”) and Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand Cayman (the “Cayman Bank”) are subsidiaries of the Bank. The Company is currently in the process of winding down and dissolving Amerant Mortgage and expects to complete that process in 2026, subject to the receipt of any required regulatory approvals. With respect to the Cayman Bank, the Company has satisfied all regulatory requirements for its dissolution, which is expected to become effective on October 7, 2026, in accordance with applicable Cayman Islands law.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Segment results
As the Company’s consolidated financial information as of June 30, 2026 and December 31, 2025 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.
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

In the three and six month periods ended June 30, 2026, the Company repurchased an aggregate of 690,000 and 1,549,493 shares of Class A common stock at a weighted average price of $23.29 and $22.44 per share, including transaction costs. The aggregate purchase price for these transactions was $16.4 million and $35.1 million in the three and six month periods ended June 30, 2026, respectively, including transaction costs and excise tax on repurchases.

In the three and six month periods ended June 30, 2025, the Company repurchased an aggregate of 275,666 and 491,093 shares of Class A common stock at a weighted average price of $18.14 and $20.36 per share, including transaction costs. The aggregate purchase price for these transactions was $5.0 million and $10.0 million in the three and six month periods ended June 30, 2025, respectively, including transaction costs.

In the three and six month periods ended June 30, 2026 and 2025, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased and held as treasury stock. As of June 30, 2026 and 2025, there were no shares of Class A common stock held as treasury stock.

Investments carried at cost

The Company, through Amerant SPV, has invested in equity instruments through various fintech, financial technology solutions providers and funds. During the six months ended June 30, 2026, the Company recorded an impairment charge of $1.8 million related to its equity investment in a fintech. No significant impairment charges were recorded during the three months ended June 30, 2026. As of June 30, 2026, the Company’s remaining investment on this fintech is not considered material.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three and six month periods ended June 30, 2026 and 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/22/2026	05/15/2026	05/29/2026	$0.09	$3.6 million
01/22/2026	02/13/2026	02/27/2026	$0.09	$3.7 million
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
On July 22, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on August 28, 2026, to shareholders of record at the close of business on August 14, 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Reclassifications
Consolidated Statements of Operations and Comprehensive Income
To emphasize material items, certain line items have been aggregated in the statement of operations and comprehensive income presented in this Form 10-Q. As part of these updates, interest-bearing demand, savings, and money market deposits have been aggregated into one line item in the statement of operations and comprehensive income. Prior periods have been conformed to this presentation for comparability.

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

The guidance is effective for fiscal years beginning after December 15, 2026; early adoption is permitted. The Company early adopted this guidance, effective January 1, 2026 and applied it prospectively. As a result of this adoption, for PSL loans acquired during the three and six months ended June 30, 2026, including residential and commercial loans originated at least 90 days prior to acquisition, the Company recorded an allowance for credit losses of $1.9 million and $2.4 million, respectively, at the date of acquisition.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Cash and Cash Equivalents and Time Deposits with other Banks
a) Cash and Cash Equivalents

At June 30, 2026 and December 31, 2025, interest earning deposits with banks of approximately $260.1 million and $409.4 million, respectively, are mainly comprised of deposits with the Federal Reserve. At June 30, 2026 and December 31, 2025, the average interest rate on these deposits was approximately 3.64% and 4.28%, respectively. These deposits have no stated maturity dates.

Short term investments include U. S. Treasury bills that have a stated maturity of 90 days or less and, as such, are deemed cash and cash equivalents. As of June 30, 2026, there were no Treasury bills deemed cash and cash equivalents, compared to approximately $7.2 million as of December 31, 2025, with an average yield of 4.14%.

At June 30, 2026 and December 31, 2025, the Company had restricted cash balances of $8.5 million and $6.2 million, respectively, which are included within cash and due from banks and restricted cash in the Company’s consolidated balance sheets. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Bank, to repay according to margin requirements. At June 30, 2026 and December 31, 2025, this obligation was $7.9 million and $5.3 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

b) Time Deposits with Other Banks

Time deposits with other banks consists of certificates of deposits with original maturities greater than three months and are carried at cost. At June 30, 2026, the Company had a certificate of deposit of approximately $0.5 million, compared to no balances at December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	June 30, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$2,129,642	$7,481	$(37,265)	$—	$2,099,858
U.S. Treasury Securities (1)	219,055	$—	(102)	—	218,953
U.S. Government agency and sponsored enterprise commercial MBS	148,925	750	(2,882)	—	146,793
U.S. Government agency and sponsored enterprise obligations	83,125	—	(1,136)	—	81,989
Municipal Bonds (2)	1,732	—	(69)	—	1,663
Total debt securities available for sale (3)	$2,582,479	$8,231	$(41,454)	$—	$2,549,256
__________________

(1)Consists of U.S. Treasury bills with a fair value and an amortized cost of $197.2 million and U.S. Treasury notes with a fair value of $21.8 million and amortized cost of $21.9 million, respectively.
(2)Consists of MBS securities with a fair value of $1.7 million and an amortized cost of $1.7 million.
(3)Excludes accrued interest receivable of $9.9 million as of June 30, 2026, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and six month periods ended June 30, 2026.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
There were no investments in foreign sovereign debt securities, foreign government agency debt securities, or foreign corporate bonds available for sale at June 30, 2026 and December 31, 2025.
In the three and six month periods ended June 30, 2026, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2026
Proceeds from sales, redemptions and calls of debt securities available for sale	$20,443	$135,499

Gross realized gains	353	835
Gross realized losses	—	—
Realized gains, net	$353	$835

In the three and six month periods ended June 30, 2025, there were no sales, calls or redemptions of debt securities available for sale.
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	June 30, 2026
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	188	$834,059	$(13,071)	249	$358,248	$(24,194)	$1,192,307	$(37,265)
U.S. Government agency and sponsored enterprise commercial MBS	9	38,296	(394)	27	56,289	(2,488)	94,585	(2,882)
U.S. Government agency and sponsored enterprise obligations	15	71,412	(908)	40	10,483	(228)	81,895	(1,136)
Municipal bonds	1	356	(4)	2	1,307	(65)	1,663	(69)
U.S. Treasury Securities	6	218,953	(102)	—	—	—	218,953	(102)
	219	$1,163,076	$(14,479)	318	$426,327	$(26,975)	$1,589,403	$(41,454)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	40	$98,114	$(197)	275	$444,110	$(20,467)	$542,224	$(20,664)
U.S. Government agency and sponsored enterprise commercial MBS	2	8,900	(56)	30	69,498	(2,457)	78,398	(2,513)
U.S. Government agency and sponsored enterprise obligations	7	33,417	(407)	42	11,757	(253)	45,174	(660)
Municipal Bonds	—	—	—	3	1,669	(63)	1,669	(63)
	49	$140,431	$(660)	350	$527,034	$(23,240)	$667,465	$(23,900)

U.S. Government Sponsored Enterprise Debt Securities, U.S. Government Agency Debt Securities and U.S. Treasury Securities.

At June 30, 2026 and December 31, 2025, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. In addition, as of June 30, 2026 and December 31, 2025, the Company held U.S. Treasury securities, which have an explicit government guarantee. The Company does not intend to sell impaired debt securities in these categories, if any, and it is more likely than not that it will not be required to sell those securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on certain of these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of June 30, 2026 and December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Contractual maturities

Contractual maturities of debt securities at June 30, 2026 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$198,892	$198,847
After 1 year through 5 years	49,493	48,935
After 5 years through 10 years	92,476	90,738
After 10 years	2,241,618	2,210,736
	$2,582,479	$2,549,256
Actual maturities of debt securities available for sale may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Debt securities maturing within one year primarily include U.S. Treasury bills with contractual maturities of more than 90 days and up to one year.

b) Equity securities with readily available fair value not held for trading
As of June 30, 2026 and December 31, 2025, the Company had an equity security with readily available fair value not held for trading with an original cost and fair value of $2.5 million, respectively. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three and six month periods ended June 30, 2026 and 2025.

c) Securities Pledged

As of June 30, 2026 and December 31, 2025, the Company had $49.1 million and $62.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	June 30, 2026	December 31, 2025
Real estate loans
Commercial real estate
Nonowner occupied	$1,526,962	$1,591,861
Multi-family residential	234,116	322,447
Land development and construction loans	512,272	534,028
	2,273,350	2,448,336
Single-family residential	1,954,193	1,515,181
Owner occupied	732,190	809,336
	4,959,733	4,772,853
Commercial loans	1,488,182	1,446,406
Loans to financial institutions and acceptances	85,492	148,602
Consumer loans and overdrafts	209,659	245,530
Total loans held for investment, gross (1)	$6,743,066	$6,613,391
_________________
(1)Excludes accrued interest receivable.

At June 30, 2026 and December 31, 2025, loans with outstanding principal balances of $1.4 billion and $1.6 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts in the table above include loans held for investment under syndication facilities for approximately $535.4 million and $434.9 million at June 30, 2026 and December 31, 2025, respectively, which include Shared National Credit (“SNC”), facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.

International loans included above were $29.8 million and $33.1 million at June 30, 2026 and December 31, 2025, respectively, mainly consisting of single-family residential loans.
In the three months and six months ended June 30, 2026, the Company purchased residential loans held for investment of $310.3 million and $506.2 million, respectively, and syndicated commercial loans held for investment of $90.5 million and $110.6 million, respectively. There were no significant purchases of loans held for investment in the three and six months periods ended June 30, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The age analyses of the loan portfolio by class as of June 30, 2026 and December 31, 2025, are summarized in the following tables:

	June 30, 2026
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,526,962	$1,526,506	$—	$—	$456	$456
Multi-family residential	234,116	233,046	641	—	429	1,070
Land development and construction loans	512,272	512,272	—	—	—	—
	2,273,350	2,271,824	641	—	885	1,526
Single-family residential	1,954,193	1,921,396	20,975	3,447	8,375	32,797
Owner occupied	732,190	709,516	4,339	15,067	3,268	22,674
	4,959,733	4,902,736	25,955	18,514	12,528	56,997
Commercial loans	1,488,182	1,465,233	2,432	2,205	18,312	22,949
Loans to financial institutions and acceptances	85,492	84,865	627	—	—	627
Consumer loans and overdrafts	209,659	208,145	924	236	354	1,514
	$6,743,066	$6,660,979	$29,938	$20,955	$31,194	$82,087

	December 31, 2025
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,591,861	$1,589,553	$1,023	$—	$1,285	$2,308
Multi-family residential	322,447	322,447	—	—	—	—
Land development and construction loans	534,028	534,028	—	—	—	—
	2,448,336	2,446,028	1,023	—	1,285	2,308
Single-family residential	1,515,181	1,502,977	4,385	1,239	6,580	12,204
Owner occupied	809,336	804,236	1,085	593	3,422	5,100
	4,772,853	4,753,241	6,493	1,832	11,287	19,612
Commercial loans	1,446,406	1,425,574	6,210	2,090	12,532	20,832
Loans to financial institutions and acceptances	148,602	148,602	—	—	—	—
Consumer loans and overdrafts	245,530	243,526	823	653	528	2,004
	$6,613,391	$6,570,943	$13,526	$4,575	$24,347	$42,448

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied (1)	$8,930	$456	$9,386	$—
Multi-family residential	—	429	429	—
Land development and construction loans	—	—	—	—
	8,930	885	9,815	—
Single-family residential	15,520	15,660	31,180	—
Owner occupied	36,860	3,646	40,506	—
	61,310	20,191	81,501	—
Commercial loans	61,707	17,313	79,020	2,252
Consumer loans and overdrafts	8,317	—	8,317	—
Total (2)	$131,334	$37,504	$168,838	$2,252

	As of December 31, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$4,025	$263	$4,288	$—
	4,025	263	4,288	—
Single-family residential	15,387	10,695	26,082	—
Owner occupied	24,931	3,802	28,733	730
	44,343	14,760	59,103	730
Commercial loans	74,816	8,945	83,761	2,372
Consumer loans and overdrafts	9,204	—	9,204	—
Total (2) (3)	$128,363	$23,705	$152,068	$3,102
__________________
(1)In July 2026, the Company collected $9.4 million in full satisfaction of a nonaccrual loan, resulting in an interest recovery of $0.4 million.
(2)The Company did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2026 and December 31, 2025.
(3)Excludes land development and construction in nonaccrual status with a carrying value of $16.2 million as of December 31, 2025, which were classified as held for sale carried at the lower of cost or fair value at that date. These loans were sold in January 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company did not recognize any interest income on nonaccrual loans during the three and six month periods ended June 30, 2026 and 2025.

b) Loans held for sale

(in thousands)	June 30, 2026	December 31, 2025
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$63,296	$43,406
Multi-family residential (1)	22,722	—
Land development and construction loans	23,639	22,339
	109,657	65,745
Owner occupied	$12,515	$15,167
Total loans held for sale at the lower of cost or fair value (2)	122,172	80,912

Mortgage loans held for sale at fair value
Single-family residential	389	2,932
Total Mortgage loans held for sale at fair value	389	2,932
Total loans held for sale (3)	$122,561	$83,844
_________________
(1) In July 2026, the Company sold one loan for net proceeds of $22.7 million.
(2) As of June 30, 2026 and December 31, 2025, these loans were rated Pass and Substandard, respectively.
(3) Excludes accrued interest receivable.

c) Significant Transfers to Held For Sale and Loan Sales

During the three and six month periods ended June 30, 2026, the Company transferred commercial real estate and residential loans with a carrying value of $39.3 million and commercial real estate, owner occupied and residential loans with a carrying value of $232.6 million, respectively, from held for investment to held for sale, at the lower of cost or fair value.

In addition to sales related to mortgage banking activities in the second quarter and first half of 2026, the Company sold loans for net proceeds of approximately $81.0 million and $155.1 million, respectively, mainly consisting of real estate and commercial loans. In the second quarter and first half of 2025, the Company sold loans for net proceeds of $16.6 million and $24.6 million, respectively, primarily commercial and real estate loans. See the Company’s consolidated statement of cash flows for more information on the sale of mortgage loans held for sale.
As a result of the above transfers and sale of loans, the Company recognized net losses totaling $1.1 million and $2.9 million during the second quarter and first half of 2026, respectively, which are included in the Company's results of operations as losses on loans held for sale carried at the lower of cost or fair value. In the second quarter and first half of 2025, the Company recognized gains on loan sales of $0.4 million and $3.2 million, respectively, and did not incur any significant losses in those periods.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
d) Concentration of risk
While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South and Central Florida, Tampa, and the greater Houston and New York City areas, especially the five New York City boroughs. At June 30, 2026, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston, and other regions were $1.5 billion, $242 million, $122 million, $137 million and $285 million, respectively.

e) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $26.9 million and $24.3 million as of June 30, 2026 and December 31, 2025, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the allowance for credit losses (“ACL”) for loans for the three and six month periods ended June 30, 2026 and 2025 is summarized in the following tables:

	Three Months Ended June 30, 2026
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$22,705	$34,295	$—	$22,236	$79,236
Provision for credit losses - loans	1,691	3,145	—	914	5,750
Initial ACL on acquired PSLs (1)	—	1,216		684	1,900
Loans charged-off	—	(4,490)	—	(1,041)	(5,531)
Recoveries	39	3,693	—	412	4,144
Balance at end of the period	$24,435	$37,859	$—	$23,205	$85,499
_________________
(1)The ACL relates to residential and commercial loans purchased with an aggregate principal balance of $149.5 million that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

	Six Months Ended June 30, 2026
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$23,117	$34,353	$—	$21,806	$79,276
Provision for credit losses - loans	1,279	7,171	—	4,050	12,500
Day 1 PSL adjustment (1)	—	1,487	—	873	2,360
Loans charged-off	—	(10,214)	—	(4,430)	(14,644)
Recoveries	39	5,062	—	906	6,007
Balance at end of the period	$24,435	$37,859	$—	$23,205	$85,499
_________________
(1)The ACL relates to residential and commercial loans purchased with an aggregate principal balance of $186.2 million that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The ACL was determined utilizing a reasonable and supportable forecast period. It was calculated using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the six months ended June 30, 2026.
The ACL as a percentage of total loans held for investment was 1.27% at June 30, 2026 compared to 1.20% at December 31, 2025.
In the second quarter of 2026, the provision for credit losses on loans totaled $5.8 million, principally driven by net increases from (i) $2.2 million in specific reserves allocations, (ii) $0.8 million requirements for charge-offs, (iii) $0.8 million due to loan growth, and (iv) $2.0 million attributable to changes in credit quality and macroeconomic factors.
In the first half of 2026, provision for credit losses on loans totaled $12.5 million, principally driven by net increases from (i) $3.9 million in specific reserves allocations, (ii) $7.2 million requirements for charge-offs, and (iii) $3.4 million attributable to changes in credit quality and macroeconomic factors. These increases were partially offset by a $2.0 million decrease due to loan growth.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For PSLs for which expected credit losses are measured using methods other than discounted cash flows, management evaluated the optional election under PSL accounting guidance to measure the initial allowance based on amortized cost. However, this election was not made for loans purchased in the first half of 2026. Under PSL guidance, this election is made on an acquisition-by-acquisition basis.

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
The Company had no new loan modifications to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2026 and 2025. There were no modified loans to borrowers that had experienced financial difficulty that defaulted in the three and six month periods ended June 30, 2026 and 2025 and had been modified within 12 months preceding the payment default.
As of June 30, 2026 and December 31, 2025, there were no outstanding balances related to loan modifications to borrowers experiencing financial difficulties.
Credit Risk Quality

The sufficiency of the ACL is reviewed at least quarterly by the Deputy Chief Credit Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$180,967	$204,967	$293,235	$105,497	$64,353	$530,699	$54,811	$1,434,529
Special Mention	—	—	12,933	—	1,022	45,709	7,558	67,222
Classified
Substandard	—	—	—	—	13,696	9,123	2,392	25,211
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	180,967	204,967	306,168	105,497	79,071	585,531	64,761	1,526,962

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	11,735	19,827	7,652	1,474	33,650	157,924	1,425	233,687
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	429	—	429
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	11,735	19,827	7,652	1,474	33,650	158,353	1,425	234,116

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	4,081	167,835	146,591	21,388	1,160	10,999	124,279	476,333
Special Mention	—	—	35,939	—	—	—	—	35,939
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	4,081	167,835	182,530	21,388	1,160	10,999	124,279	512,272

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	499,387	137,600	212,528	159,438	355,516	233,192	325,303	1,922,964
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	16,516	4,372	5,843	2,808	1,690	31,229
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	499,387	137,600	229,044	163,810	361,359	236,000	326,993	1,954,193

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	32,478	100,298	67,485	73,466	95,352	247,845	32,317	649,241
Special Mention	—	—	—	2,416	—	2,569	—	4,985
Classified
Substandard	—	2,131	42,948	2,053	6,231	19,873	4,728	77,964
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	32,478	102,429	110,433	77,935	101,583	270,287	37,045	732,190

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$33,551	$305,731	$230,300	$59,489	$35,512	$85,678	$640,546	$1,390,807
Special Mention	—	609	—	—	—	1,025	—	1,634
Classified
Substandard	—	19,032	42,153	9,071	17,164	5,699	2,622	95,741
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	33,551	325,372	272,453	68,560	52,676	92,402	643,168	1,488,182

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	5,104	—	—	—	46,178	51,282
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	34,210	—	—	—	—	34,210
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	39,314	—	—	—	46,178	85,492

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	3,778	1,123	8,348	6,486	21,680	2,159	157,768	201,342
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	7,963	43	273	38	—	8,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	3,778	1,123	16,311	6,529	21,953	2,197	157,768	209,659
Total loans held for investment, gross	$765,977	$959,153	$1,163,905	$445,193	$651,452	$1,355,769	$1,401,617	$6,743,066

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended June 30, 2026
	Term Loans Charge-offs by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	—	1,655	—	20	2,815	—	4,490
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	86	—	—	85	724	146	—	1,041
Total Quarter-To-Date Gross Charge-Offs	$86	$—	$1,655	$85	$744	$2,961	$—	$5,531

	Six Months Ended June 30, 2026
	Term Loans Charge-offs by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	3,614	3,266	—	519	2,815	—	10,214
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	111	5	—	2,429	1,469	416	—	4,430
Total Year-To-Date Gross Charge-Offs	$111	$3,619	$3,266	$2,429	$1,988	$3,231	$—	$14,644

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

As of June 30, 2026 and December 31, 2025, the Company’s individually evaluated loans, totaled $251.5 million and $259.3 million, respectively.

Collateral -Dependent Loans
The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$24,755	$—	$—	$24,755	$—
Multi-family residential	—	—	—	—	—
Land development and construction loans	—	—	—	—	—
	24,755	—	—	24,755	—
Single-family residential (2)	—	15,520	—	15,520	—
Owner occupied (3)	72,188	—	—	72,188	—
	96,943	15,520	—	112,463	—
Commercial loans (4)	5,044	—	6,608	11,652	2,206
Loans to financial institutions and acceptances (5)	34,210	—	—	34,210	—
Consumer loans and overdrafts	—	—	7,962	7,962	—
Total	$136,197	$15,520	$14,570	$166,287	$2,206

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________
(1)Weighted-average loan-to-value was approximately 71.4% at June 30, 2026.
(2)Weighted-average loan-to-value was approximately 61.5% at June 30, 2026.
(3)Weighted-average loan-to-value was approximately 62.1% at June 30, 2026.
(4)Weighted-average loan-to-value was approximately 52.6% at June 30, 2026.
(5)Weighted-average loan-to-value was approximately 47.5% at June 30, 2026.

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
(2)Weighted-average loan-to-value was approximately 33.2% at December 31, 2025.
(3)Weighted-average loan-to-value was approximately 73.7% at December 31, 2025.
(4)Weighted-average loan-to-value was approximately 72.7% at December 31, 2025.
(5)Weighted-average loan-to-value was approximately 77.1% at December 31, 2025.

Other Individually Evaluated Loans
As of June 30, 2026 and December 31, 2025, in addition to collateral dependent loans, the Company individually evaluated loans under the cash flow method with amortized cost balances of $85.2 million and $84.5 million, respectively, and related specific reserves of $3.6 million and $2.4 million, respectively. As of June 30, 2026, the $85.2 million balance consisted of $83.0 million in commercial loans and $2.1 million in owner-occupied loans, while the December 31, 2025 balance consisted entirely of commercial loans. Additionally, as of June 30, 2026, there were no unsecured commercial loans individually evaluated compared to $0.2 million, of unsecured commercial loans as of December 31, 2025, which were 100% reserved.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.2 billion and $1.3 billion at June 30, 2026 and December 31, 2025, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $670 million and $760 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, brokered time deposits amounted to $498.2 million and $436 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands, except percentages)
Less than 3 months	$356,579	30.7%	$406,673	31.4%
3 to 6 months	419,972	36.1%	382,427	29.5%
6 to 12 months	316,777	27.2%	415,755	32.1%
1 to 3 years	58,034	5.0%	77,859	6.0%
Over 3 years	11,419	1.0%	13,520	1.0%
Total	$1,162,781	100.0%	$1,296,234	100.0%

7.Advances From the Federal Home Loan Bank
At June 30, 2026 and December 31, 2025, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	June 30, 2026	December 31, 2025
			(in thousands)
2028	4.29% to 4.38%	Fixed	197,608	206,984
2029	3.54% to 4.45%	Fixed	505,000	505,000
Total (1) (2)			$702,608	$711,984
_______________
(1)As of June 30, 2026 and December 31, 2025, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.54% to 3.76%, and maturing in 2029.
(2)In July 2026, the Company recorded early repayment of approximately $170 million of advances from the FHLB with no significant gains or losses recognized in operating income as a result of these transactions.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
At June 30, 2026 and December 31, 2025, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	8	$314,178	$1,194	$—	6	$114,178	$486	$—
Customer Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	138	1,347,105	4,632	21,014	145	1,438,417	17,343	18,546
Third party broker	138	1,347,105	21,014	4,632	145	1,438,417	18,546	17,343
	276	2,694,210	25,646	25,646	290	2,876,834	35,889	35,889
Credit risk participation agreements	44	132,838	—	—	13	155,715	—	—
Interest rate caps:
Customers	8	107,308	—	338	5	72,301	—	164
Third party broker	8	107,308	338	—	5	72,301	164	—
	16	214,616	338	338	10	144,602	164	164
Total derivatives not designated as hedging instruments	336	$3,041,664	$25,984	$25,984	313	$3,177,151	$36,053	$36,053
Total derivative instruments	344	$3,355,842	$27,178	$25,984	319	$3,291,329	$36,539	$36,053

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
At June 30, 2026 and December 31, 2025, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2029. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at June 30, 2026 and December 31, 2025 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million and $0.1 million in the three months ended June 30, 2026 and 2025, respectively, and unrealized gains of $0.2 million and $0.1 million in the six months ended June 30, 2026 and 2025, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.2 million in each of the three months ended June 30, 2026 and 2025, and $0.4 million in each of the six months ended June 30, 2026 and 2025, as a reduction of interest expense on FHLB advances as a result of this amortization. As of June 30, 2026, the remaining cumulative net unrealized gains related to these interest rate swaps was $0.2 million.

Interest Rate Swaps On Loans

As of June 30, 2026, the Company had three interest rate swap agreements designated as cash flow hedges, with aggregate notional amounts of $250.0 million, and with maturities in the second quarter of 2027, 2028 and 2029. During the six months ended June 30, 2026, the Company entered into two additional interest rate swap agreements with aggregate notional amounts of $200.0 million as part of its interest rate risk management strategy. As of December 31, 2025, the Company had one interest rate swap contract with a notional amount of $50.0 million, maturing in the second quarter of 2027. The Company designated these interest rate swaps as cash flow hedges to manage interest rate risk exposure on variable rate interest receipts on the first $250.0 million and $50 million principal balance of a pool of loans as of June 30, 2026 and December 31, 2025. These interest rate swap contracts involve the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contracts without exchange of the underlying notional amounts. Unrealized gains or losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. At June 30, 2026 and December 31, 2025, there were $1.3 million and $11.0 million, respectively, in securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of June 30, 2026 and December 31, 2025, the Company had cash held as collateral for derivatives margin calls of $7.9 million and $5.3 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of June 30, 2026 and December 31, 2025, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

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
The effective combined federal and state tax rates for the six months ended June 30, 2026 and 2025 were 22.25% and 22.70%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive Loss/Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	June 30, 2026			December 31, 2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(33,223)	$8,465	$(24,758)	$(2,205)	$562	$(1,643)
Net unrealized holding gains on interest rate swaps designated as cash flow hedges	1,380	(352)	1,028	1,031	(263)	768
Total AOCL	$(31,843)	$8,113	$(23,730)	$(1,174)	$299	$(875)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The components of other comprehensive (loss) income for the periods presented are summarized as follows:

	Three Months Ended June 30,
	2026			2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(3,673)	$936	$(2,737)	$2,395	$(611)	$1,784
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
	$(3,673)	$936	$(2,737)	$2,395	$(611)	$1,784
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	637	(162)	475	233	(60)	173
Reclassification adjustment for net interest income included in net income	(253)	64	(189)	(177)	46	(131)
	384	(98)	286	56	(14)	42
Total other comprehensive (loss) income	$(3,289)	$838	$(2,451)	$2,451	$(625)	$1,826

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Six Months Ended June 30,
	2026			2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(30,537)	$7,781	$(22,756)	$19,441	$(4,965)	$14,476
Reclassification adjustment for net gains included in net income	$(482)	$123	$(359)	$—	$—	$—
	$(31,019)	$7,904	$(23,115)	$19,441	$(4,965)	$14,476
Net unrealized holding gains (losses) on interest rate swaps designated as cash flow hedges:
Change in fair value arising during the period	880	(224)	656	250	(64)	186
Reclassification adjustment for net interest income included in net income	(531)	135	(396)	(408)	104	(304)
	349	(89)	260	(158)	40	(118)
Total other comprehensive (loss) income	$(30,670)	$7,815	$(22,855)	$19,283	$(4,925)	$14,358

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumed the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses were below the Loss Cap as of that date, the Company would pay the difference to the borrower by June 30, 2026. As of March 31, 2026, the Company had incurred actual credit losses totaling $7.7 million. As a result, the maximum amount of the Loss Cap was reached, and, therefore, the Company does not expect to incur any additional losses with respect to this loan participation agreement. As part of the Wind-down Agreement, the borrower agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million. As of June 30, 2026, the outstanding balance of the loan participation agreement had been fully paid off and, therefore, the Company no longer has credit risk associated with this loan participation agreement.
Financial instruments whose contract amount represents off-balance sheet credit risk at June 30, 2026 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,376,906
Standby letters of credit	183,130
$1,560,036

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and six month periods ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balances at beginning of period	$10,792	$7,192	$9,742	$5,942
(Reversal of) provision for credit losses - off balance sheet exposures	(1,000)	2,500	50	3,750
Balances at end of period	$9,792	$9,692	$9,792	$9,692

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S Treasury Securities	—	218,953	—	218,953
U.S. Government agency and sponsored enterprise residential MBS	—	2,099,858	—	2,099,858
U.S. government agency and sponsored enterprise commercial MBS	—	146,793	—	146,793
U.S. Government agency and sponsored enterprise obligations	—	81,989	—	81,989
Municipal Bonds	—	1,663	—	1,663
	—	2,549,256	—	2,549,256

Equity securities with readily determinable fair values not held for trading	2,537	—	—	2,537
	2,537	2,549,256	—	2,551,793
Mortgage loans held for sale (at fair value)	—	389	—	389
Bank owned life insurance	—	265,362	—	265,362
Other assets
Mortgage servicing rights (MSRs)	—	—	—	—
Derivative instruments	—	27,178	—	27,178
	$2,537	$2,842,185	$—	$2,844,722
Liabilities
Other liabilities
Derivative instruments	$—	$25,984	$—	$25,984

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,233	$—	$7,233
Securities
Debt Securities available for sale
U.S Treasury Securities	—	1,000	—	1,000
U.S. Government agency and sponsored enterprise residential MBS	—	1,824,510	—	1,824,510
U.S. Government agency and sponsored enterprise commercial MBS	—	152,249	—	152,249
U.S. Government agency and sponsored enterprise obligations	—	45,455	—	45,455
Non-agency commercial MBS	—	—	—	—
Municipal Bonds	—	1,669	—	1,669
	—	2,024,883	—	2,024,883
Equity securities with readily determinable fair values not held for trading	2,548	—	—	2,548
	2,548	2,024,883	—	2,027,431
Mortgage loans held for sale (at fair value)	—	2,932	—	2,932
Bank owned life insurance	—	260,644	—	260,644
Other assets
Mortgage servicing rights (MSRs)	—	—	1,314	1,314
Derivative instruments	—	36,539	—	36,539
	$2,548	$2,332,231	$1,314	$2,336,093
Liabilities
Other liabilities
Derivative instruments	$—	$36,053	$—	$36,053

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$122,172	$—	$—	$122,172	$2,745
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	5,941	—	—	5,941	—
Other Real Estate Owned (2)	15,542	—	—	15,542	—
Cash flow dependent loans measured for expected credit losses (3)	67,008	—	—	67,008	18,398
	$210,663	$—	$—	$210,663	$21,143
_______________
(1)Includes commercial loans totaling $5.9 million. The specific reserves on these loans were $2.2 million. There were no write downs on these loans at June 30, 2026.
(2)Includes $14.0 million and $1.6 million in commercial and residential real estate property, respectively.
(3)Consists entirely of commercial and owner-occupied loans with a carrying amount of $64.9 million and $2.1 million, respectively. The specific reserves on these loans were $3.1 million and $0.5 million, respectively, at June 30, 2026.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$80,912	$—	$—	$80,912	$13,752
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)(2)	7,497	—	—	7,497	3,328
Other Real Estate Owned (3)	15,542	—	—	15,542	1,114
Cash flow dependent loans measured for expected credit losses (4)	60,397	—	—	60,397	15,989
	$164,348	$—	$—	$164,348	$34,183
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
OREO

The Company values Other Real Estate Owned (OREO), at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as Level 3 as the assumptions used may not be observable. There were no sales or writedowns of OREO properties during the six months ended June 30, 2026.

Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	2,613,641	2,586,522	2,432,890	2,412,723
Financial liabilities:
Time deposits	1,412,797	1,406,133	1,560,429	1,559,565
Advances from the FHLB	702,608	704,966	711,984	729,053
Subordinated notes	29,880	27,789	29,795	26,530
Junior subordinated debentures	64,178	64,584	64,178	64,690

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data and per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to Amerant Bancorp Inc.	$21,043	$23,002	$38,916	$34,960
Net income available to common stockholders	$21,043	$23,002	$38,916	$34,960
Denominator:
Basic weighted average shares outstanding	39,316,906	41,805,550	39,813,572	41,909,948
Dilutive effect of share-based compensation awards	192,677	68,001	193,956	119,627
Diluted weighted average shares outstanding	39,509,583	41,873,551	40,007,528	42,029,575

Basic earnings per common share	$0.54	$0.55	$0.98	$0.83
Diluted earnings per common share	$0.53	$0.55	$0.97	$0.83

As of June 30, 2026, potential dilutive instruments consisted of unvested shares of restricted stock units and performance share units totaling 542,440. As of June 30, 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 598,770. In the three and six month periods ended June 30, 2026 and 2025, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings. Further, as of June 30, 2026 and 2025, 50,531 and 106,815 performance share units respectively, were excluded from the diluted earnings per share computation because the performance target was not achieved, or because their inclusion would have been antidilutive. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” and “Note 14. Incentive Compensation and Benefit Plans” in the 2025 Form 10-K for more details on the performance and or market conditions associated with these awards.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid:
Interest	$105,685	$121,248
Income taxes	4,107	720
Right-of-use assets obtained in exchange for new lease obligations	385	6,121
Noncash investing activities:
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	232,616	40,597
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	—	40,597
Mortgage loans held for sale (at fair value) transferred to loans held for investment	—	7,513
Loans transferred to other assets	—	1,210

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to Amerant Bancorp Inc.’s (the “Company,” “Amerant,” “our” or “we”) results of operations and financial condition and its subsidiaries, including its principal subsidiary, Amerant Bank, N.A. (the “Bank”). Amerant Investments, Inc., a securities broker-dealer (“Amerant Investments”) is an operating subsidiary of the Bank. For an update on the strategic focus of our mortgage business and Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”), see “Amerant Mortgage and Elant Bank & Trust Updates” below.
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
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, except as required by law. These forward-looking statements should be read together with the “Risk Factors” included in the 2025 Form 10-K, in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2026 filed on May 1, 2026, and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

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
•We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the Subordinated Notes and the Debentures; and
•The other factors and information included in the 2025 Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in the 2025 Form 10-K, and in the Form 10-Q for the quarter ended March 31, 2026.

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

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice, together with those risks and uncertainties described in “Risk Factors” in the 2025 Form 10-K, in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2026 filed on May 1, 2026, and in our other filings with the SEC, which are available at the SEC’s website www.sec.gov. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

OVERVIEW

Our Company
We are a bank holding company headquartered in Coral Gables, Florida. We provide individuals and businesses with a comprehensive array of deposit, credit, investment, wealth management, retail banking, mortgage, and fiduciary products and services. We serve customers in our United States markets and select international customers. These services are offered through our main subsidiary, Amerant Bank, N.A., or the Bank, which is also headquartered in Coral Gables, FL, as well as the Bank’s securities broker-dealer, Amerant Investments Inc., or Amerant Investments. The Bank’s primary markets are South Florida, where we are headquartered and operate 21 banking centers in Miami-Dade, Broward and Palm Beach counties; and Tampa, Florida where we have a regional headquarters office and currently operate two banking centers.

Business Developments

For more information on the progress of our business strategy and strategic initiatives in 2025, see Item 1. Business section included in the 2025 Form 10-K.
People and Channels

On May 18, 2026, the Board of Directors appointed Carlos Iafigliola as President and Chief Executive Officer of the Company and the Bank. Mr. Iafigliola had served as Interim Chief Executive Officer since November 2025. On May 26, 2026, Adrian Rodriguez, who had served as Interim Chief Operating Officer since November 2025, was appointed Executive Vice President and Chief Operating Officer of the Company and the Bank.

On June 24, 2026, Alberto Capriles notified the Company of his intention to retire as Senior Executive Vice President and Chief Risk Officer of the Company and the Bank, effective upon the appointment of his successor. On July 21, 2026, the Company and the Bank appointed Yecimar Tirado Camacho, who had served as Executive Vice President and Head of Internal Audit of the Company and the Bank, as Executive Vice President and Chief Risk Officer, effective July 22, 2026. In connection with Ms. Tirado Camacho’s appointment, Mr. Capriles retired from his position as Chief Risk Officer effective July 22, 2026. Mr. Capriles will continue to be employed by the Company and the Bank through December 31, 2026 as Senior Risk Advisor to, among other things, assist with the transition of the Chief Risk Officer function.
In addition, during the first half of 2026, the Company expanded its physical presence with the opening of a new banking center in Bay Harbor Islands, FL.

Transform Credit

The Company continued to advance its strategic priority to improve credit quality during the quarter through the enhancement of its credit risk management framework, underwriting standards, and portfolio oversight processes. These efforts are designed to reinforce a stronger credit culture, enhance accountability, improve risk identification and monitoring, and further align lending practices with the Company's risk appetite. Key actions included strengthening governance and oversight, establishing more consistent underwriting and covenant standards across commercial lending portfolios, enhancing concentration risk controls, and improving reporting and escalation processes to senior management and the Board.

In addition, the Company implemented enhanced underwriting, risk rating monitoring, and annual review processes intended to improve the timeliness and accuracy of credit risk assessments and support earlier identification of potential credit deterioration. The Company also strengthened problem asset oversight through more frequent portfolio reviews, expanded monitoring of criticized credits, earlier involvement of workout specialists, and clearer segregation of duties between business and credit functions. During the second quarter, the Company continued to optimize its loan portfolio by reducing select non-core exposures, including certain out-of-footprint and criticized credits, which contributed to the decline in special mention and classified loans reported during the period. Together, these initiatives are intended to support disciplined relationship-based lending, improve visibility into risk-adjusted returns, promote the development of a higher-quality loan pipeline, and further enhance the overall credit profile of the portfolio.

Amerant Mortgage and Elant Bank & Trust Updates

In April 2025, considering its strategic decision to focus on Florida, the Company announced it would transition its mortgage business from a national mortgage originator model to an in-footprint approach focused on serving the mortgage needs of its retail and private banking customers. Since April 2025, the Company has substantially wound down the operations of Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida wholly owned by the Bank (“Amerant Mortgage”), including reducing mortgage-related staffing from 77 full-time employees to 3 full-time employees as of December 31, 2025. In January 2026, mortgage loans owned by the Bank and sub-serviced by a third party have been transferred into the Bank’s core platform, and since then remaining vendor contracts have been terminated or modified. As a result of these actions, Amerant Mortgage no longer conducts material business operations and has substantially ceased its operating activities. As of June 30, 2026, Amerant Mortgage did not have any employees. The Company continues to complete the remaining legal, regulatory, administrative and corporate actions necessary to dissolve Amerant Mortgage and expects to complete that process during 2026. The Bank will continue to pursue its in‑footprint, mortgage‑focused strategy through a dedicated mortgage department.

In 2023, the Company initiated a plan for the dissolution Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand Cayman (the “Cayman Bank”), a subsidiary of the Bank that operated under a Cayman Islands Offshore Bank license and a Trust license and was supervised by the Cayman Islands Monetary Authority. As of the date of this report, the Company has satisfied all regulatory requirements for the dissolution of the Cayman Bank, which is expected to become effective on October 7, 2026, in accordance with applicable Cayman Islands law. The Bank will continue to pursue its fiduciary and trust services business through a dedicated trust department.

Macroeconomic Updates

The second quarter of 2026 was characterized by a U.S. economy that continued to expand but at a more moderate pace. Economic growth remained supported by business investment, particularly technology and AI-related infrastructure spending, while consumer activity showed signs of slowing as inflation and higher interest rates weighed on household budgets. Consensus forecasts for 2026 GDP growth generally remained in the 2.0% to 2.2% range, reflecting a resilient but decelerating economy. While overall U.S. growth softened, economic activity in the markets we serve remained relatively stable; Management believes the second quarter reflects Amerant’s deliberate recalibration of its risk appetite and increased focus on lending to borrowers with stable, well established operating histories.

Inflation remained a key concern during the quarter. Geopolitical tensions in the Middle East created volatility in energy markets and temporarily pushed oil prices higher, contributing to upward pressure on headline inflation. At the same time, labor market conditions remained relatively strong, with job creation exceeding expectations and unemployment remaining near historically low levels. This combination of persistent inflation and solid employment led the Federal Reserve to maintain a cautious stance. Consistent with that approach, on July 29, 2026, the Federal Reserve left its benchmark federal funds rate unchanged, citing continued inflationary pressures and a resilient labor market, reinforcing the expectation that interest rates would remain elevated for longer than previously anticipated. For Amerant, this rate environment continued to pressure net interest margin, while also intensifying competition for domestic deposits. These conditions increased the strategic importance of expense discipline, balance‑sheet mix management, and increase of lower‑cost international deposits.

Within the banking sector, higher rates benefited net interest income, but loan pricing became increasingly competitive as banks sought to deploy excess liquidity into high-quality earning assets. At the same time, institutions with strong deposit franchises were better positioned to manage funding costs and maintain profitability. Amerant performed well against this backdrop, delivering stronger earnings and balance sheet growth. This was primarily driven by international deposit inflows, allowing the bank to lower its average deposit cost and reduce reliance on higher-cost funding sources. While industry-wide competition compressed loan yields and contributed to a modest decline in net interest margin Amerant continued to grow loans. The Company also benefited from improving credit trends, as classified loans, nonperforming assets, and provisions for credit losses declined during the quarter. These improvements supported higher profitability.

As a result of improved economic activity in Venezuela in the first half of 2026 supported, in part, by U.S.-related business activity, the Company experienced significant growth in international deposits, particularly from Venezuelan customers, reflecting the successful execution of its strategy and approach to developing and deepening its international deposit relationships. The Company continues to view this business as a meaningful growth opportunity, especially in Venezuela, where the Company believes it has high brand recognition, and longstanding relationships with local financial institutions, commercial clients and private banking customers. Venezuela's economy remained volatile during the second quarter of 2026, with persistently high inflation and economic uncertainty, but improving conditions in the oil sector supported higher production, exports, and U.S. dollar liquidity (for a discussion on how conditions in Venezuela may affect our operations, see “Conditions or developments in Venezuela could adversely affect our operations” in “Item 1A. Risk Factors” of the quarterly report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 1, 2026). Rising activity in the energy sector improved liquidity for businesses and individuals connected to the oil industry and helped generate additional U.S. dollar deposits within the Venezuelan banking ecosystem. These conditions had a meaningful positive impact on the Company. International deposits, particularly from Venezuela, have increased significantly, reflecting the Bank’s longstanding client relationships, strong brand recognition, and established banking infrastructure serving Venezuela residents. This influx of low-cost deposits helped lower funding costs, support loan and securities growth, and contributed to improved profitability during the quarter.

Overall, the U.S environment of moderate economic growth, persistent inflation, and elevated interest rates during the second quarter of 2026 created both opportunities and challenges for banks.

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

Noninterest Income. Noninterest income consists of, among other revenue streams: (i) service fees on deposit accounts; (ii) income from brokerage, advisory and fiduciary activities; (iii) benefits from and changes in cash surrender value of bank-owned life insurance, or BOLI, policies; (iv) card and trade finance servicing fees; (v) securities gains or losses; (vi) net gains and losses on early extinguishment of FHLB advances, which we may execute from time to time as part of asset/liability management activities; (vii) income from derivative transactions with customers; (viii) derivative gains or losses; and (ix) other noninterest income which includes mortgage banking revenue, gains or losses on the sale of loans originated for investment and other smaller sources of income.

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

Other noninterest income includes mortgage banking income and losses generated through our mortgage banking operation comprised of Amerant Mortgage through the early part of the fourth quarter of 2025, and later through the Bank, and consists of gain on sale of loans, gain on loans market valuation, foreign currency exchange transactions with customers, other fees and smaller sources of income.

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

Other operating expenses include earnings credits, business development expenses, community engagement, charitable contributions, mortgage loan origination and servicing expenses, postage and courier expenses, and other small operational expenses. Earnings credits are provided to certain commercial depositors primarily in the mortgage banking industry to help offset deposit service charges incurred.

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

Summary Results
The summary results for the three and six month periods ended June 30, 2026 include the following:
•Total assets were $10.3 billion at June 30, 2026, up $517.2 million, or 5.3%, compared to $9.8 billion at December 31, 2025.

•Total gross loans, which includes all loans held for sale, were $6.9 billion at June 30, 2026, up $168.4 million, or 2.5%, compared to $6.7 billion at December 31, 2025.

•Cash and cash equivalents were $301.1 million, down $169.0 million, or 36.0%, compared to $470.2 million at December 31, 2025.

•Investment securities were $2.6 billion, up by $523.8 million, or 25.1%, compared to $2.1 billion at December 31, 2025.

•Total deposits were $8.4 billion at June 30, 2026, up $568.4 million, or 7.3%, compared to $7.8 billion at December 31, 2025.

•Core deposits were $6.4 billion, up by $653.4 million, or 11.28%, compared to $5.8 billion at December 31, 2025.

•Total advances from the FHLB were $702.6 million, down $9.4 million, or 1.3%, compared to $712.0 million as of December 31, 2025.

•Net Interest Margin (“NIM”) decreased to 3.52% in the three months ended June 30, 2026 compared to 3.81% in the three months ended June 30, 2025. NIM was 3.54% in the six months ended June 30, 2026 compared to 3.78% in the six months ended June 30, 2025.

•Average yield on loans decreased to 6.22% in the three months ended June 30, 2026 from 6.88% in the three months ended June 30, 2025. Average yield on loans decreased to 6.30% in the six months ended June 30, 2026 compared to 6.86% in the six months ended June 30, 2025.

•Average cost of total deposits decreased to 2.21% in the three months ended June 30, 2026 compared to 2.53% in the three months ended June 30, 2025. Average cost of total deposits decreased to 2.26% in the six months ended June 30, 2026 compared to 2.56% in the six months ended June 30, 2025.

•Loan to deposit ratio was 82.17% at June 30, 2026 compared to 86.01% at December 31, 2025.

•Asset Quality and Allowance for Credit Losses:
◦Total non-performing assets were $186.6 million at June 30, 2026, down $0.3 million, or 0.2%, compared to $186.9 million at December 31, 2025. As of June 30, 2026, non-performing assets consist of $171.1 million in non-performing loans and $15.5 million in other real estate owned.
◦The ACL as of June 30, 2026 was $85.5 million compared to $79.3 million as of December 31, 2025.
◦Classified loans were $273.1 million, down by $81.7 million, or 23.0%, compared to $354.8 million at December 31, 2025, while non-performing loans were $171.1 million, down $0.3 million, or 0.2%, compared to $171.4 million at December 31, 2025. Special mention loans were $109.8 million, down $26.7 million, or 19.6%, compared to $136.5 million at December 31, 2025.
•Assets Under Management and custody (“AUM”) totaled $3.4 billion, as of June 30, 2026, up $114.4 million, or 3.5%, from $3.3 billion as of December 31, 2025.

•Pre-tax pre-provision net revenue (“PPNR”)(1) was $31.9 million in the three months ended June 30, 2026, a decrease of $4.0 million, or 11.2%, compared to $35.9 million in the three months ended June 30, 2025. PPNR(1) was $62.6 million, in the six months ended June 30, 2026, a decrease of $7.1 million, or 10.2%, compared to $69.7 million in the six months ended June 30, 2025.

•Net Interest Income (“NII”) was $82.6 million in the three months ended June 30, 2026, down $7.9 million, or 8.7%, from $90.5 million in the three months ended June 30, 2025. NII was $162.9 million in the six months ended June 30, 2026, down $13.5 million, or 7.7%, compared to $176.4 million in the six months ended June 30, 2025.

•Provision for credit losses was $4.8 million in the three months ended June 30, 2026, down $1.3 million, or 21.6% compared to $6.1 million in the three months ended June 30, 2025. Provision for credit losses was $12.6 million in the six months ended June 30, 2026, down $12.0 million, or 48.79%, compared to $24.5 million in the six months ended June 30, 2025.

•Noninterest income was $18.2 million in the three months ended June 30, 2026, down $1.6 million, or 8.2%, from $19.8 million in the three months ended June 30, 2025. Non-interest income was $35.5 million in the six months ended June 30, 2026, down $3.8 million, or 9.57%, compared to $39.3 million in the six months ended June 30, 2025.

•Noninterest expense was $68.9 million in the three months ended June 30, 2026, down $5.5 million, or 7.4%, from $74.4 million in the three months ended June 30, 2025. Non-interest expense was $135.8 million in the six months ended June 30, 2026, down $10.2 million, or 7.0%, compared to $146.0 million in the six months ended June 30, 2025.

•The efficiency ratio was 68.4% in the three months ended June 30, 2026 compared to 67.5% in the three months ended June 30, 2025. The efficiency ratio was 68.5% in the six months ended June 30, 2026 compared to 67.7% in the six months ended June 30, 2025. See “Net Income” section for more information on the key drivers of noninterest income, noninterest expense, and net interest income.

•Return on average Assets (“ROA”) was 0.84% in the three months ended June 30, 2026, compared to 0.90% in the three months ended June 30, 2025. ROA was 0.78% in the six months ended June 30, 2026, compared to 0.69% in the six months ended June 30, 2025.
•Return on average equity (“ROE”) was 9.23% in the three months ended June 30, 2026 compared to 10.06% in the three months ended June 30, 2025. ROE was 8.42% in the six months ended June 30, 2026, compared to 7.71% in the six months ended June 30, 2025.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2026 and 2025

Net income
The table below sets forth certain results of operations data for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except per share amounts and percentages)	2026	2025	2026 vs 2025		2026	2025	2026 vs 2025

Net interest income	$82,575	$90,479	$(7,904)	(8.7)%	$162,856	$176,383	$(13,527)	(7.7)%
Provision for credit losses	4,750	6,060	(1,310)	(21.6)%	12,550	24,506	(11,956)	(48.8)%
Net interest income after provision for credit losses	77,825	84,419	(6,594)	(7.8)%	150,306	151,877	(1,571)	(1.0)%
Noninterest income	18,162	19,778	(1,616)	(8.2)%	35,543	39,303	(3,760)	(9.6)%
Noninterest expense	68,877	74,400	(5,523)	(7.4)%	135,796	145,954	(10,158)	(7.0)%
Income before income tax expense	27,110	29,797	(2,687)	(9.0)%	50,053	45,226	4,827	10.7%
Income tax expense	(6,067)	(6,795)	728	(10.7)%	(11,137)	(10,266)	(871)	8.5%
Net income attributable to Amerant Bancorp Inc.	$21,043	$23,002	$(1,959)	(8.5)%	$38,916	$34,960	$3,956	11.3%
Basic earnings per common share	$0.54	$0.55	$(0.01)	(1.8)%	$0.98	$0.83	$0.15	18.1%
Diluted earnings per common share (1)	$0.53	$0.55	$(0.02)	(3.6)%	$0.97	$0.83	$0.14	16.9%

__________________
(1)    In the three and six month periods ended June 30, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended June 30, 2026 and 2025
In the three months ended June 30, 2026, net income attributable to the Company was $21.0 million, or $0.53 income per diluted share, compared to net income of $23.0 million, or $0.55 income per diluted share, in the same quarter of 2025. The decrease of $2.0 million, or 8.5%, in the three months ended June 30, 2026 was primarily driven by: (i) lower net interest income; and (ii) lower noninterest income, which were partially offset by: (i) lower noninterest expense; and (ii) lower provision for credit losses.

Net interest income was $82.6 million in the three months ended June 30, 2026, a decrease of $7.9 million, or 8.7%, from $90.5 million in the three months ended June 30, 2025. This was primarily driven by a decrease of $15.4 million, or 10.2%, in interest income, partially offset by a decrease of $7.5 million or 12.4% in interest expense. The decrease in interest income was primarily driven by: (i) a total of 58 basis points decrease in the average rates on all interest-earning assets, mainly in the average yields of the loan portfolio; and (ii) decreases of $443.5 million, or 6.2%, and $190.2 million, or 37.0%, in the average balances of loans and deposits with banks, respectively, during the period. The decrease in interest income was partially offset by a decrease in interest expense which was primarily driven by a decrease of 41 basis points in the total average rates of interest-bearing liabilities, mainly in the average rates paid on total deposits, as well as a decrease of $154.9 million, or 7.2%, in the average balances of time deposits. In addition, there was an increase of $575.3 million, or 32.5%, in the average balances of debt securities available for sale during the period. Net interest margin was 3.52% in the three months ended June 30, 2026, a decrease of 29 basis points from 3.81% in the three months ended June 30, 2025. See discussions further below for more details.

Noninterest income was $18.2 million in the three months ended June 30, 2026, compared to $19.8 million in the three months ended June 30, 2025. The decrease was mainly driven by: (i) lower loan-level derivative income; (ii) lower securities gains; (iii) lower other noninterest income; and (iv) lower cards and trade financing servicing fees. These decreases were partially offset by: (i) the absence of derivative losses; (ii) higher brokerage, advisory and fiduciary income; (iii) higher deposits and service fees; and (iv) higher change in cash surrender value of BOLI.

Noninterest expense was $68.9 million in the three months ended June 30, 2026, a decrease of $5.5 million, or 7.4%, compared to $74.4 million in the same period in 2025. This decrease was mainly due to: (i) lower other operating expenses; (ii) lower OREO and repossessed assets expense; (iii) lower salaries and employee benefits; (iv) lower advertising expenses; (v) lower occupancy and equipment expenses; (vi) lower professional and other services fees; and (vii) lower FDIC assessments and insurance expenses. These decreases were partially offset by: (i) higher losses on loans held for sale carried at the lower of cost or fair value; and (ii) higher telecommunication and data processing expenses. See “Noninterest Expense” for more details.

In the three months ended June 30, 2026 and 2025, the Company incurred noninterest expenses of $0.1 million and $3.0 million, respectively, related to Amerant Mortgage. These expenses consisted primarily of mortgage lending costs and professional and other service fees in the second quarter of 2026, and salaries and employee benefits, mortgage lending costs, and professional and other service fees in the second quarter of 2025. Amerant Mortgage had no full-time equivalent employees (“FTEs”) at June 30, 2026 compared to 35 FTEs at June 30, 2025, reflecting the wind-down of its operations.

Six Months Ended June 30, 2026 and 2025
In the six months ended June 30, 2026, net income attributable to the Company was $38.9 million, or $0.97 income per diluted share, compared to net income of $35.0 million, or $0.83 income per diluted share, in the same period of 2025. The increase of $4.0 million, or 11.3%, in the six months ended June 30, 2026 was primarily driven by lower provision for credit losses and lower noninterest expense. The increase was partially offset by lower net interest income and lower noninterest income.

Net interest income was $162.9 million in the six months ended June 30, 2026, a decrease of $13.5 million, or 7.7%, from $176.4 million in the six months ended June 30, 2025. This was primarily driven by a decrease of $28.8 million, or 9.7%, in interest income, partially offset by a decrease of $15.3 million or 12.6% in interest expense. The decrease in interest income was driven by a total of 54 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the loan portfolio; and decreases of $546.5 million, or 7.6%, and $239.5 million, or 43.8%, in the average balances of the loan portfolio and deposits with banks, respectively, during the period. The decrease in interest income was partially offset by a decrease in interest expense primarily driven by: (i) a decrease of 41 basis points in the average rates paid on total interest-bearing liabilities; and (ii) a decrease of $185.2 million, or 8.5%, in the average balances of time deposits. In addition, there was an increase of $691.2 million, or 42.6%, in the average balances of debt securities available for sale during the period. Net interest margin was 3.54% in the six months ended June 30, 2026, a decrease of 24 basis points from 3.78% in the six months ended June 30, 2025. See discussions further below for more details.

Noninterest income was $35.5 million in the six months ended June 30, 2026 compared to noninterest income of $39.3 million in the six months ended June 30, 2025. The decrease was mainly driven by:(i) lower other noninterest income; (ii) lower loan-level derivative income; (iii) lower securities gains; and (iv) lower cards and trade finance servicing fees. These decreases were partially offset by: (i) the absence of derivative losses; (ii) higher brokerage, advisory and fiduciary activities; (iii) higher change in cash surrender value of BOLI; and (iv) higher deposits and service fees. See “Noninterest Income” for more details.

Noninterest expense was $135.8 million in the six months ended June 30, 2026, a decrease of $10.2 million, or 6.96%, compared to $146.0 million in the same period in 2025. This decrease was mainly due to: (i) lower professional and other service fees; (ii) lower other operating expenses; (iii) lower salary and employee benefits; (iv) lower net OREO and repossessed assets expenses; (v) lower advertising expenses; (vi) lower occupancy and equipment expenses; and (vii) lower FDIC assessments and insurance expenses. These decreases were partially offset by: (i) higher losses on loans held for sale carried at the lower of cost or fair value; and (ii) higher telecommunications and data processing expenses. See “Noninterest Expense” for more details.

In the six months ended June 30, 2026 and 2025, the Company incurred noninterest expenses of $0.3 million and $6.2 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had no full-time equivalent employees (“FTEs”) at June 30, 2026 compared to 35 at June 30, 2025.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2026 and 2025. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended June 30,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$6,674,563	$103,449	6.22%	$7,118,087	$122,166	6.88%
Debt securities available for sale (2)(3)	2,344,767	28,302	4.84%	1,769,440	21,931	4.97%
Debt securities held for trading	209	—	—%	59,331	343	2.32%
Equity securities with readily determinable fair value not held for trading	2,527	22	3.49%	2,508	21	3.36%
Federal Reserve Bank and FHLB stock	57,054	888	6.24%	57,072	917	6.44%
Deposits with banks (4)	324,291	2,965	3.67%	514,478	5,643	4.40%
Other short-term investments	3,856	35	3.64%	7,046	74	4.21%
Total interest-earning assets	9,407,267	135,661	5.78%	9,527,962	151,095	6.36%
Total noninterest-earning assets (5)	700,165			728,292
Total assets	$10,107,432			$10,256,254

	Three Months Ended June 30,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing demand, savings, and money market deposits (6)	4,618,118	27,154	2.36%	4,451,069	29,597	2.67%
Time deposits	1,995,007	17,682	3.55%	2,149,861	22,285	4.16%
Total deposits	6,613,125	44,836	2.72%	6,600,930	51,882	3.15%
Securities sold under agreements to repurchase	95	1	4.22%	105	1	3.82%
Advances from the FHLB (7)	712,801	6,935	3.90%	717,260	7,230	4.04%
Senior notes	—	—	—%	—	78	—%
Subordinated notes	29,859	362	4.86%	29,689	361	4.88%
Junior subordinated debentures	64,178	952	5.95%	64,178	1,064	6.64%
Total interest-bearing liabilities	7,420,058	53,086	2.87%	7,412,162	60,616	3.28%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,533,032			1,637,173
Accounts payable, accrued liabilities and other liabilities	239,723			289,909
Total noninterest-bearing liabilities	1,772,755			1,927,082
Total liabilities	9,192,813			9,339,244
Stockholders’ equity	914,619			917,010
Total liabilities and stockholders' equity	$10,107,432			$10,256,254
Excess of average interest-earning assets over average interest-bearing liabilities	$1,987,209			$2,115,800
Net interest income		$82,575			$90,479
Net interest rate spread			2.91%			3.08%
Net interest margin (8)			3.52%			3.81%
Cost of total deposits (8)			2.21%			2.53%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.78%			128.54%
Average non-performing loans/ Average total loans	2.55%			1.35%

	Six Months Ended June 30,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	6,599,445	206,123	6.30%	7,145,968	243,187	6.86%
Debt securities available for sale (2)(3)	2,313,279	55,102	4.80%	1,622,123	39,895	4.96%
Debt securities held for trading	271	—	—%	29,907	343	2.31%
Equity securities with readily determinable fair value not held for trading	2,540	36	2.86%	2,503	40	3.22%
Federal Reserve Bank and FHLB stock	57,115	1,756	6.20%	57,195	1,853	6.53%
Deposits with banks (4)	307,810	5,563	3.64%	547,262	12,044	4.44%
Other short-term investments	5,510	98	3.59%	6,742	141	4.23%
Total interest-earning assets	9,285,970	268,678	5.83%	9,411,700	297,503	6.37%
Total noninterest-earning assets (5)	719,693			738,283
Total assets	$10,005,663			$10,149,983

Interest-bearing liabilities:
Checking and saving accounts
Interest bearing demand, savings, and money market deposits (6)	4,524,244	53,519	2.39%	4,318,144	56,726	2.65%
Time deposits	2,003,432	35,936	3.62%	2,188,681	46,143	4.25%
Total deposits	6,527,676	89,455	2.76%	6,506,825	102,869	3.19%
Securities sold under agreements to repurchase	48	1	4.20%	105	1	3.82%
Advances from the FHLB (7)	712,576	13,781	3.90%	720,446	14,430	4.04%
Senior notes	—	—	—%	29,776	1,020	6.91%
Subordinated notes	29,839	723	4.89%	29,668	722	4.91%
Junior subordinated debentures	64,178	1,862	5.85%	64,178	2,078	6.53%
Total interest-bearing liabilities	7,334,317	105,822	2.91%	7,350,946	121,120	3.32%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,465,199			1,591,227
Accounts payable, accrued liabilities and other liabilities	274,158			293,677
Total noninterest-bearing liabilities	1,739,357			1,884,904
Total liabilities	9,073,674			9,235,850
Stockholders’ equity	931,989			914,133
Total liabilities and stockholders' equity	$10,005,663			$10,149,983
Excess of average interest-earning assets over average interest-bearing liabilities	$1,951,653			$2,060,754
Net interest income		$162,856			$176,383
Net interest rate spread			2.92%			3.05%
Net interest margin (8)			3.54%			3.78%
Cost of total deposits (8)			2.26%			2.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.61%			128.03%
Average non-performing loans/ Average total loans	2.47%			1.39%
__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. Non-performing loans are included in the total loan portfolio balances.
(2) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale.
(3)    Includes nontaxable securities with average balances of $51.9 million and $53.9 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $52.7 million and $54.6 million in the six months ended June 30, 2026 and 2025, respectively. The tax equivalent yield for these nontaxable securities was 4.70% and 4.81% for the three months ended June 30, 2026 and June 30, 2025, respectively, and 4.66% and 4.75% for the six months ended June 30, 2026 and 2025, respectively. In 2026 and 2025, the tax equivalent yields were calculated assuming a 21% tax rate and dividing the actual yield by 0.79.
(4) Deposits with banks in this table include time deposits with banks maturing in more than three months that are not considered cash and cash equivalents in the Company's consolidated balance sheet.
(5) Excludes the allowance for credit losses.
(6) To emphasize material items, certain line items that were presented separately in prior years have been aggregated into a single line item in this table. This includes interest-bearing demand, savings, and money market deposits. Prior periods have been conformed to this presentation for comparability.
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

Net Interest Income
Three Months Ended June 30, 2026 and 2025
The Company continued to execute strategic repricing across its deposit products and continued growth in the lower-cost international deposits to offset lower yields on the loan portfolio during the second quarter of 2026 compared to the same period last year. Additionally, we continued investing in fixed rate investments. See discussions further below for more details.
Net interest income in the three months ended June 30, 2026, was $82.6 million, a decrease of $7.9 million, or 8.7%, from $90.5 million in the three months ended June 30, 2025. This was primarily driven by a decrease of $15.4 million, or 10.2%, in interest income, offset by a decrease of $7.5 million or 12.4% in interest expense. The decrease in interest income was primarily driven by: (i) a total of 58 basis points decrease in the average rates on all interest-earning assets, mainly in the average yields of the loan portfolio; and (ii) decreases of $443.5 million, or 6.2%, and $190.2 million, or 37.0%, in the average balances of loans and deposits with banks, respectively, during the period. The decrease in interest income was partially offset by a decrease in interest expense which was primarily driven by a decrease of 41 basis points in the total average rates of interest-bearing liabilities, mainly in the average rates paid on total deposits, as well as a decrease of $154.9 million, or 7.2%, in the average balances of time deposits. In addition, there was an increase of $575.3 million, or 32.5%, in the average balances of debt securities available for sale during the period.
Interest Income
Total interest income was $135.7 million in the three months ended June 30, 2026, a decrease of $15.4 million, or 10.2%, compared to $151.1 million for the same period of 2025. The decrease was driven by: (i) a total of 58 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the loan portfolio; and (ii) decreases of $443.5 million, or 6.2%, and $190.2 million, or 37.0%, in the average balances of loans and deposits with banks, respectively, during the period. The decreases were partially offset by an increase of $575.3 million, or 32.5%, in the average balances of debt securities available for sale during the period.
Interest income on loans in the three months ended June 30, 2026 was $103.4 million, a decrease of $18.7 million, or 15.3%, compared to $122.2 million in the same period last year, primarily due to a 66 basis points decrease in average yields. The decrease in interest income on loans was also due to the decreases in the average balance of the total loan portfolio during the quarter compared to the same period in 2025. See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $28.3 million in the three months ended June 30, 2026, an increase of $6.4 million, or 29.1%, compared to $21.9 million in the same period of 2025. This was primarily due to an increase of $575.3 million, or 32.5%, in the average balance of these securities which were partially offset by a decrease of 13 basis points in average yields. The increase in the average balance was primarily as a result of additional purchases of fixed rate investments during the quarter which were partially offset by sales and paydowns in the period.
In the three months ended June 30, 2026, the average balance of accumulated net unrealized losses included in the carrying value of debt securities were $33.6 million, compared to the average balance of accumulated net unrealized losses of $43.5 million in the same period last year.
As of June 30, 2026, floating rate investments, which are entirely comprised of available for sale debt securities, represent 6.3% of our total investment portfolio compared to 19.0% at June 30, 2025. In addition, the expected overall duration increased to 4.7 years at June 30, 2026 from 4.4 years at June 30, 2025. This increase is attributable to prepayments being modeled slower due to projected rate increases as well as a smaller proportion of floating rate investments which carry a lower duration than fixed rate investments.

Interest Expense
Interest expense was $53.1 million in the three months ended June 30, 2026, a decrease of $7.5 million or 12.4%, compared to $60.6 million in the same period of 2025. This was primarily due to: (i) decrease of 41 basis points in the total average rates of interest-bearing liabilities, primarily in the average rates paid on total deposits, as well as a decrease of $154.9 million, or 7.2%, in the average balances of time deposits. These decreases were partially offset by an increase of $167.1 million in the average balances of interest-bearing demand, savings and money market deposits.
Interest expense on interest-bearing deposits was $44.8 million in the three months ended June 30, 2026, a decrease of $7.0 million, or 13.6%, compared to $51.9 million in the same period of 2025. This was mainly driven by a decrease of 43 basis points in the average rates paid on total deposits, partially offset by an increase of $12.2 million, or 0.2%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $4.6 million, or 20.7%, in the three months ended June 30, 2026 compared to the same period in 2025. This was mainly due to a decrease of 61 basis points in the average rates paid on time deposits. In addition, there was a decrease of $154.9 million, or 7.2%, in the average balance of these deposits, which includes a $79.2 million decrease in the average balance of brokered time deposits, as well as a $75.7 million decrease in the average balance of customer CDs.
•Interest bearing demand, savings and money market deposit accounts. Interest expense on interest bearing demand, savings and money market deposit accounts decreased $2.4 million, or 8.3%, in the three months ended June 30, 2026 compared to the same period in 2025. This was mainly due to a net decrease of 31 basis points in the average costs on these deposits. This was partially offset by a net increase of $167.0 million, or 3.75%, in the average balance of these deposits.
Interest expense on advances from the FHLB decreased $0.3 million, or 4.1%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a decrease of 14 basis points in average rates paid.
Six Months Ended June 30, 2026 and 2025
Net interest income in the six months ended June 30, 2026, was $162.9 million, a decrease of $13.5 million, or 7.7%, from $176.4 million in the six months ended June 30, 2025. This was primarily driven by a decrease of $28.8 million, or 9.7%, in interest income, partially offset by a decrease of $15.3 million or 12.6% in interest expense. The decrease in interest income was primarily driven by a total of 54 basis points decrease in the average rates on all interest-earning assets, mainly in the average yields of the loan portfolio; and decreases of $546.5 million, or 7.6%, and $239.5 million, or 43.8%, in the average balances of the loan portfolio and deposits with banks, respectively, during the period. The decrease in interest income was partially offset by a decrease in interest expense which was primarily driven by: (i) a decrease of 41 basis points in the average rates paid on total interest-bearing liabilities; and (ii) a decrease of $185.2 million, or 8.5%, in the average balances of time deposits. In addition, there was an increase of $691.2 million, or 42.6%, in the average balances of debt securities available for sale during the period. Net interest margin was 3.54% in the six months ended June 30, 2026, a decrease of 24 basis points from 3.78% in the six months ended June 30, 2025. See discussions further below for more details.
During the six months ended June 30, 2026, we had lower average balance of loans and deposit balances with banks compared to the same period last year. The Company was able to reprice the cost of its interest-bearing deposits to offset lower yields on the loan portfolio we recorded during the first half of 2026 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining funds at the Federal Reserve. See discussions further below for more details.

Interest Income
Total interest income was $268.7 million in the six months ended June 30, 2026, a decrease of $28.8 million, or 9.7%, compared to $297.5 million for the same period of 2025. This was primarily driven by: (i) a total of 54 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the loan portfolio; and decreases of $546.5 million, or 7.6%, and $239.5 million, or 43.8%, in the average balances of the loan portfolio and deposits with banks, respectively, during the period. The decreases were partially offset by an increase of $691.2 million, or 42.6%, in the average balances of debt securities available for sale during the period.
Interest income on loans in the six months ended June 30, 2026 was $206.1 million, a decrease of $37.1 million, or 15.2%, compared to $243.2 million in the same period last year, primarily due to a 56 basis points decrease in the average yields, as well as a decrease in the average balances of the portfolio. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $55.1 million in the six months ended June 30, 2026, an increase of $15.2 million, or 38.1%, compared to $39.9 million in the same period of 2025. In the six months ended June 30, 2026, the average balance of accumulated net unrealized losses included in the carrying value of these securities was $16.7 million compared to $45.2 million in the same period last year. The Company had no corporate debt securities as of June 30, 2026, compared to 0.8% at June 30, 2025.
Interest Expense
Interest expense was $105.8 million in the six months ended June 30, 2026, a decrease of $15.3 million or 12.6%, compared to $121.1 million in the same period of 2025. This was primarily due to: (i) a decrease of 41 basis points in the average rates paid on total interest-bearing liabilities; and (ii) a decrease of $185.2 million, or 8.5%, in the average balances of time deposits. These decreases were partially offset by an increase of $206.1 million, or 4.8%, in the average balances of interest bearing demand, savings, and money market deposit accounts.
Interest expense on interest-bearing deposits was $89.5 million in the six months ended June 30, 2026, a decrease of $13.4 million, or 13.0%, compared to $102.9 million for the same period of 2025. This was mainly driven by a decrease of 43 basis points in the average rates paid on total deposits. These decreases were partially offset by an increase of $20.9 million, or 0.3%, in their average balance, mainly in interest bearing demand, savings and money market deposit accounts. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $10.2 million, or 22.1%, in the six months ended June 30, 2026 compared to the same period in 2025. This was mainly due to a decrease of 63 basis points in the average cost of total time deposits. In addition, there was a decrease of $185.2 million, or 8.5%, in the average balance of these deposits, which includes a decrease of $40.6 million in the average balance of customer CDs and a decrease of $144.6 million in the average balance of brokered time deposits.

•Interest bearing demand, savings and money market deposit accounts. Interest expense on interest bearing demand, savings and money market deposit accounts decreased $3.2 million, or 5.7% in the six months ended June 30, 2026 compared to the same period in 2025, mainly due to a decrease of 26 basis points in the average costs on these deposits. The decrease was offset by an increase of $206.1 million, or 4.8%, in the average balances of these deposits.
Interest expense on advances from the FHLB decreased $0.6 million, or 4.5%, in the six months ended June 30, 2026 compared to the same period of 2025, primarily driven by a decrease of 14 basis points in average rates paid. In the first six months of 2026, the Company borrowed $20.0 million of advances from the FHLB. See “Capital Resources and Liquidity Management” for more details on the repayment and restructuring of advances from the FHLB.
Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Balance at the beginning of the period	$79,236	$98,266	$79,276	$84,963
Initial ACL on acquired PSLs (1)	1,900	—	2,360	—
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Non-owner occupied	$—	$—	$—	$—
Multi-family residential	—	—	—	—
Single-family residential	—	(156)	—	(216)
Owner occupied	—	—	—	(130)
	—	(156)	—	(346)
Commercial	(4,490)	(16,624)	(10,214)	(18,327)
Consumer and others	(1,041)	(1,799)	(4,430)	(5,286)
Total Charge-offs	$(5,531)	$(18,579)	$(14,644)	$(23,959)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Land development and construction loans	39	—	39	18
	39	—	39	18
Single-family residential	3	—	13	—
Owner occupied	—	40	42	40
	42	40	94	58
Commercial	3,693	2,732	5,020	3,604
Consumer and others	409	500	893	1,097
Total Recoveries	$4,144	$3,272	$6,007	$4,759

Net charge-offs	(1,387)	(15,307)	(8,637)	(19,200)
Provision for credit losses - loans	5,750	3,560	12,500	20,756
Balance at the end of the period	$85,499	$86,519	$85,499	$86,519

(1)The ACL relates to residential and commercial loans with an aggregate principal balance of $149.5 million and $186.2 million, in the three and six months ended June 30, 2026, respectively, that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q.

Three Months Ended June 30, 2026 and 2025
The Company recorded a provision for credit losses on loans of $5.8 million in the three months ended June 30, 2026, compared to $3.6 million in the same period last year. In the second quarter of 2026, the provision for credit losses on loans was driven by (i) $2.2 million in specific reserves allocations; (ii) $0.8 million requirements for charge-offs; (iii) $0.8 million due to loan growth; and (iv) $2.0 million attributable to changes in credit quality and macroeconomic factors.

During the three months ended June 30, 2026, charge-offs decreased $13.0 million, or 70.2%, compared to the same period last year. In the three months ended June 30, 2026, charge-offs included: (i) $4.3 million related to two large commercial relationships; (ii) $1.0 million related to indirect consumer loans; and (iii) $0.3 million related to other smaller balance loans, including business banking and consumer loans. These charge-offs were partially offset by $4.1 million in recoveries.
In the three months ended June 30, 2025, charge-offs included: (i) $15.8 million related to three commercial loans with $12.2 million previously-reserved, including a loan participation in a Quick Service Restaurant-related loan sold in April 2025; (ii) $1.6 million related to purchased indirect consumer loans; and (iii) $1.2 million related to other smaller balance loans, including retail and business banking and consumer loans. This was offset by $3.3 million in recoveries.

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.08% in the three months ended June 30, 2026, compared to 0.86% for the same period in 2025.
Six Months Ended June 30, 2026 and 2025
The Company recorded a provision for credit losses on loans of $12.5 million in the six months ended June 30, 2026, compared to $20.8 million in the same period last year. In the first half of 2026, the provision for credit losses on loans was driven by: (i) $3.9 million in specific reserves allocations; (ii) $7.2 million requirements for charge-offs; and (iii) $3.4 million attributable to changes in credit quality and macroeconomic factors. These increases were partially offset by a $2.0 million release related to held for investment loan volume changes.

During the six months ended June 30, 2026, charge-offs decreased $9.3 million, or 38.9%, compared to the same period of the prior year. In the six months ended June 30, 2026, charge-offs included: (i) $4.3 million related to a commercial loan participation agreement that the borrower and the Company agreed to wind-down in the prior quarter for which no credit exposure remains as of June 30, 2026; (ii) $7.2 million related to three large commercial relationships, which include a $2.2 million related unsecured consumer loan; $2.1 million related on indirect consumer loans; and (iii) $1.0 million related to other smaller balance loans, including business banking and consumer loans. These charge-offs were partially offset by $6.0 million in recoveries.
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

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.26% in the first six months of 2026, compared to 0.54% in the first six months of 2025.

Consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing non-performing loans with existing valuations older than 12 months and combined outstanding balances in excess of $1.0 million. As of June 30, 2026, there were 12 loans recently downgraded totaling $74.7 million with appraisals older than 12 months, for which new appraisals have been ordered. No additional provision for credit losses was deemed necessary in both periods as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended June 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$5,419	29.8%	$4,968	25.1%	$451	9.1%
Brokerage, advisory and fiduciary activities	5,630	31.0%	4,993	25.2%	637	12.8%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,629	14.5%	2,490	12.6%	139	5.6%
Cards and trade finance servicing fees	1,432	7.9%	1,804	9.1%	(372)	(20.6)%
Gain on early extinguishment of FHLB advances, net	54	0.3%	—	—%	54	—%
Securities gains, net (2)	408	2.2%	1,779	9.0%	(1,371)	(77.1)%
Loan-level derivative income (3)	1,174	6.5%	3,204	16.2%	(2,030)	(63.4)%
Derivative losses, net (4)	—	—%	(1,852)	(9.4)%	1,852	(100.0)%
Other noninterest income	1,416	7.8%	2,392	12.2%	(976)	(40.8)%
Total noninterest income	$18,162	100.0%	$19,778	100.0%	$(1,616)	8.2%

	Six Months Ended June 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$10,291	29.0%	$10,105	25.7%	$186	1.8%
Brokerage, advisory and fiduciary activities	11,091	31.2%	9,722	24.7%	1,369	14.1%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	5,193	14.6%	4,940	12.6%	253	5.1%
Securities gains, net (2)	924	2.6%	1,843	4.7%	(919)	(49.9)%
Loan-level derivative income (3)	2,705	7.6%	4,712	12%	(2,007)	(42.6)%
Cards and trade finance servicing fees	2,871	8.1%	3,196	8.1%	(325)	(10.2)%
Gain on early extinguishment of FHLB advances, net	54	0.2%	—	—%	54	—%
Derivative losses, net (4)	—	—%	(1,852)	(4.7)%	1,852	(100.0)%
Other noninterest income	2,414	6.7%	6,637	16.9%	(4,223)	(63.6)%
Total noninterest income	$35,543	100.0%	$39,303	100.0%	$(3,760)	(9.6)%
__________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2) In the three and six month periods ended June 30, 2026, amounts are primarily in connection with gains on the sale of debt securities available for sale. In the three and six month periods ended June 30, 2025, amounts are primarily in connection with gains on market valuation of trading securities.
(3)    Income from interest rate swaps and other derivative transactions with customers.
(4) In the three and six months ended June 30, 2025, includes net unrealized losses in connection with TBA MBS derivative contracts.

Three Months Ended June 30, 2026 and 2025
Total noninterest income decreased $1.6 million, or 8.2%, in the three months ended June 30, 2026, compared to the same period last year, primarily driven by lower: (i) loan-level derivative income; (ii) securities gains; (iii) other noninterest income; and (iv) cards and trade financing servicing fees. These decreases were partially offset by: (i) the absence of derivative losses primarily TBA MBS contracts; (ii) higher brokerage, advisory and fiduciary income; (iii) higher deposits and service fees; and (iv) higher change in cash surrender value of BOLI.

Loan-level derivative income decreased $2.0 million, or 63.4%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower volume of transactions with loan customers.

Securities gains in the three months ended June 30, 2026 decreased $1.4 million, or 77.1%, compared to the same period in 2025. The Company recorded approximately $0.4 million in realized gains from the sale of debt securities available for sale during the three months ended June 30, 2026, while in the three months ended June 30, 2025, the Company recognized valuation gain of approximately $1.8 million from its trading portfolio, which was subsequently sold during the fourth quarter of 2025.

Other noninterest income decreased $1.0 million, or 40.8%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to decreases of $0.8 million in mortgage banking income and $0.2 million in foreign currency exchange transactions. Additionally, miscellaneous income increased driven by life insurance benefits received in the current period.

Cards and trade financing servicing fees decreased $0.4 million, or 20.6%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower commissions earned on the issuance of letters of credit.

Derivative losses, net were zero in the three months ended June 30, 2026, compared to $1.9 million in the same period in 2025, as the Company had no derivative trading activity during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company had entered into a TBA MBS derivative contract to mitigate changes in the market valuation of the trading securities held during the period resulting in losses of approximately $1.9 million.

Brokerage, advisory and fiduciary fees increased $0.6 million, or 12.8%, in the three months ended June 30, 2026, compared to the same period in 2025. This was mainly driven by higher volume from equity and structured product and fixed income trading in the second quarter of 2026 compared to the second quarter of 2025, as well as increases in valuations compared to the prior year.

Our AUMs totaled $3.4 billion at June 30, 2026, an increase of $114.4 million, or 3.5%, from $3.3 billion at December 31, 2025, primarily driven by higher valuations.

Deposits and service fees increased $0.5 million, or 9.1%, in the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the increase in income related to wire transfers as well as service charges on business accounts.

Six Months Ended June 30, 2026 and 2025
Total noninterest income decreased $3.8 million, or 9.6%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025 mainly due to lower: (i) other noninterest income; (ii) loan-level derivative income; (iii) securities gains; and (iv) cards and trade finance servicing fees. These decreases were partially offset by: (i) the absence of derivative losses; (ii) higher brokerage, advisory and fiduciary activities; (iii) higher change in cash surrender value of BOLI; and (iv) higher deposits and service fees.

Other noninterest income decreased by $4.2 million or 63.6% in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease of $1.3 million in mortgage banking income, as well as, the absence of the $3.2 million in gain on sale of loans originated for investment recognized in the six months ended June 30, 2025. The decrease was partially offset by an increase in miscellaneous income related to life insurance benefits received in the current period.

Loan-level derivative income decreased $2.0 million, or 42.6%, in the six months ended June 30, 2026 compared to the same period in 2025, mainly driven by lower volume of transactions with loan customers.

In the six months ended June 30, 2026, securities gains decreased $0.9 million, or 49.9% , compared to the same period in 2025. In the six months ended June 30, 2026, the Company realized approximately $0.9 million in gains on the sale of debt securities available for sale, compared to a valuation gain of approximately $1.8 million from its trading portfolio, which was subsequently sold during the fourth quarter of 2025.

Cards and trade finance servicing fees decreased $0.3 million, or 10.2%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, mainly driven by lower issuance of letters of credits.

Derivative losses, net were zero in the six months ended June 30, 2026, compared to $1.9 million in the same period in 2025, as the Company had no derivative trading activity during the three months ended June 30, 2026. During the six months ended June 30, 2025, the Company had entered into a TBA MBS derivative contract to mitigate changes in the market valuation of the trading securities held during the period resulting in losses of approximately $1.9 million.

Brokerage, advisory and fiduciary fees increased $1.4 million, or 14.1%, in the six months ended June 30, 2026, compared to the same period in 2025. This was mainly driven by higher fees from equity and fixed income trading, as well as increases in valuations in the first half of 2026 versus the first half of 2025.

Changes in cash surrender value of BOLI increased $0.3 million, or 5.1% in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the addition of BOLI policies in the first quarter of 2025 and higher yields on all policies driven by reinvestments on general accounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended June 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits	$35,446	51.5%	$36,036	48.4%	$(590)	(1.6)%
Occupancy and equipment	4,995	7.3%	5,491	7.4%	(496)	(9.0)%
Professional and other services fees	13,087	19.0%	13,549	18.2%	(462)	(3.4)%
Telecommunications and data processing	3,627	5.3%	2,929	3.9%	698	23.8%
Depreciation and amortization	1,472	2.1%	1,551	2.1%	(79)	(5.1)%
FDIC assessments and insurance	2,472	3.6%	2,896	3.9%	(424)	(14.6)%
Losses on loans held for sale carried at the lower of cost or fair value (1)	1,118	1.6%	—	—%	1,118	100.0%
Advertising expenses	4,274	6.2%	4,819	6.5%	(545)	(11.3)%
Other real estate owned and repossessed assets expense, net	(253)	(0.4)%	601	0.8%	(854)	(142.1)%
Other operating expenses (2)	2,639	3.8%	6,528	8.8%	(3,889)	(59.6)%
Total noninterest expenses	$68,877	100.0%	$74,400	100.0%	$(5,523)	(7.4)%

	Six Months Ended June 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits	67,486	49.7%	69,383	47.5%	$(1,897)	(2.7)%
Occupancy and equipment	10,418	7.7%	11,627	8.0%	(1,209)	(10.4)%
Professional and other services fees	24,503	18.0%	28,231	19.3%	(3,728)	(13.2)%
Telecommunications and data processing	7,164	5.3%	6,404	4.4%	760	11.9%
Depreciation and amortization	2,989	2.2%	3,139	2.2%	(150)	(4.8)%
FDIC assessments and insurance	5,322	3.9%	6,132	4.2%	(810)	(13.2)%
Losses on loans held for sale carried at the lower of cost or fair value (1)	2,941	2.2%	—	—%	2,941	100.0%
Advertising expenses	7,213	5.3%	8,454	5.8%	(1,241)	(14.7)%
Other real estate owned and repossessed assets expense, net	(485)	(0.4)%	765	0.5%	(1,250)	(163.4)%
Other operating expenses (2)	8,245	6.1%	11,819	8.1%	(3,574)	(30.2)%
Total noninterest expenses	$135,796	100.0%	$145,954	100.0%	$(10,158)	(7.0)%
___
(1) Includes valuation allowances and releases of allowances on previous loans held for sale.
(2) Loan-level derivative expenses previously presented separately for the three and six month periods ended June 30, 2025, have been reclassified and are now included in this category.

Three Months Ended June 30, 2026 and 2025
Noninterest expense decreased $5.5 million, or 7.4%, in the three months ended June 30, 2026 compared to the same period in 2025, mainly due to lower: (i) other operating expenses; (ii) OREO and repossessed assets expense; (iii) salaries and employee benefits; (iv) advertising expenses; (v) occupancy and equipment expenses; (vi) professional and other services fees; and (vii) and lower FDIC assessments and insurance expenses. These decreases were partially offset by: (i) higher losses on loans held for sale carried at the lower of cost or fair value; and (ii) higher telecommunication and data processing expenses.

Other operating expenses decreased $3.9 million, or 59.6%, in the three months ended June 30, 2026 compared to the same period a year ago, mainly driven by the absence of the $2.6 million in earnings credits we had in the three months ended June 30, 2025, a decrease of $1.1 million in loan-level derivative expenses and a decrease of $0.8 million in indirect loan origination costs. These decreases were partially offset by an increase of $0.6 million in combined smaller other expenses.

In addition, other operating expenses include mortgage banking expenses related to Amerant Mortgage, primarily consisting of mortgage lending costs and professional and other services fees. These expenses decreased to $0.1 million in the three months ended June 30, 2026, compared to $0.7 million in the same period last year. This was a reflection of the Company’s wind-down of Amerant Mortgage’s operations.

Other real estate owned and repossessed assets expenses decreased $0.9 million, or 142.1%, in the three months ended June 30, 2026, compared to the same period in 2025. In the three months ended June 30, 2026, we had OREO rental income of $0.3 million compared to $0.5 million in the three months ended June 30, 2025. In addition, in the three months ended June 30, 2025, the Company recorded a provision of $1.3 million on loss on sale, offset by a $0.5 million gain related to two OREO properties, as well as a $0.2 million gain related to other OREO activity.

Salaries and employee benefits decreased $0.6 million, or 1.6%, in the three months ended June 30, 2026 compared to the same period last year mainly driven by: (i) lower sign-on and commission bonuses; and (ii) lower severance expenses as the three months ended June 30, 2025 included $0.4 million in expenses related to the Amerant Mortgage downsizing. These decreases were partially offset by higher expenses attributable to higher regular salaries.

Advertising expenses decreased $0.5 million, or 11.3%, in the three months ended June 30, 2026 compared to the same period last year mainly driven by lower advertising expenses associated with various strategic optimization and cost-saving initiatives.

Occupancy and equipment expenses decreased $0.5 million, or 9.0%, in the three months ended June 30, 2026 compared to the same period last year mainly driven by lower equipment maintenance and repair expenses as well as lower net rent expenses.

Professional and other services fees decreased $0.5 million, or 3.4%, in the three months ended June 30, 2026 compared to the same period last year. This was mainly driven by a decrease in fees related to our technology provider as a result of savings achieved from vendor contract renegotiation and a combined decrease in other vendor fees.
FDIC assessments and insurance expenses decreased $0.4 million, or 14.6%, in the three months ended June 30, 2026 compared to the same period last year mainly due to having lower assets this period compared to last year resulting in lower FDIC assessments.

Losses on loans held for sale carried at the lower of cost or fair value increased $1.1 million, or 100.0%, in the three months ended June 30, 2026, compared to the same period in 2025. In the three months ended June 30, 2026, the Company recognized a valuation allowance and losses on sale totaling $1.7 million during the period, which were partially offset by releases from valuation allowance of $0.6 million primarily resulting from loan payoffs.

Telecommunications and data processing expenses increased $0.7 million, or 23.8%, in the three months ended June 30, 2026, compared to the same period last year mainly due to an increase in computer expenses.

Six Months Ended June 30, 2026 and 2025
Noninterest expense decreased by $10.2 million, or 7.0%, in the six months ended June 30, 2026 compared to the same period in 2025, mainly due to lower: (i) professional and other service fees; (ii) other operating expenses; (iii) salary and employee benefits; (iv) net OREO and repossessed assets expenses; (v) advertising expenses; (vi) occupancy and equipment expenses; and (vii) FDIC assessments and insurance expenses. These decreases were partially offset by: (i) higher losses on loans held for sale carried at the lower of cost or fair value; and (ii) higher telecommunications and data processing expenses.
Professional and other services fees decreased by $3.7 million, or 13.2%, in the six months ended June 30, 2026 compared to the same period last year. This was mainly driven by a decrease in fees related to our technology provider as a result of savings achieved from vendor contract renegotiations, and a combined net decrease in other vendor fees.
Other operating expenses decreased $3.6 million, or 30.2%, in the six months ended June 30, 2026 compared to the same period last year. The Company had approximately $0.6 million in earnings credits in the first half of 2026, compared to approximately $4.0 million in the same period last year. In addition, there were decreases of $1.5 million in indirect loan origination costs and $0.4 million in loan-level derivative expenses, which were partially offset by $1.7 million in write-down of an equity investment carried at cost.
In addition, other operating expenses include mortgage banking expenses related to Amerant Mortgage, primarily consisting of mortgage lending costs and professional and other services fees. These expenses decreased to $0.3 million in the six months ended June 30, 2026, compared to $1.5 million in the same period last year. This was a reflection of the Company’s wind-down of Amerant Mortgage’s operations.

Salaries and employee benefits decreased by $1.9 million, or 2.7%, in the six months ended June 30, 2026 compared to the same period one year ago, mainly driven by: (i) lower bonus variable compensation, sign-on bonuses and commissions; and (ii) lower severance expenses as the six months ended June 30, 2025 included $0.4 million in expenses related to the Amerant Mortgage downsizing. These were partially offset by higher regular salaries.
Other real estate owned and repossessed assets expenses decreased by $1.3 million, or 163.4% in the six months ended June 30, 2026 compared to the same period last year. In the six months ended June 30, 2026, we had OREO rental income of $0.5 million compared $1.1 million in the same period last year. In addition, six months ended June 30, 2025, we recorded losses on sale and valuation expense on OREO properties.

Advertising expenses decreased by $1.2 million, or 14.7%, in the six months ended June 30, 2026 compared to the same period last year, mainly driven by lower advertising expenses associated with various strategic optimization and cost-saving initiatives.

Occupancy and equipment expenses decreased by $1.2 million, or 10.4% in the six months ended June 30, 2026 compared to the same period one year ago primarily due to: (i) lower software expenses, and (ii) lower net rent expenses.

FDIC assessments and insurance expenses decreased $0.8 million, or 13.2%, in the six months ended June 30, 2026 compared to the same period last year mainly due to having lower average assets this period compared to last year resulting in lower FDIC assessments.

Losses on loans held for sale carried at the lower of cost or fair value increased $2.9 million, or 100.0%, in the six months ended June 30, 2026, compared to the same period last year. In the six months ended June 30, 2026, the Company recognized valuation allowance and losses on sale totaling $5.1 million during the period, which were partially offset by releases from valuation allowance of $2.1 million primarily resulting from loan payoffs.

Telecommunications and data processing expenses increased $0.8 million, or 11.9%, in the six months ended June 30, 2026, compared to the same period last year mainly due to an increase in computer expenses.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	2026 vs 2025		2026	2025	2026 vs 2025
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$27,110	$29,797	$(2,687)	(9.0)%	$50,053	$45,226	$4,827	10.7%
Income tax expense	$6,067	$6,795	$(728)	(10.7)%	$11,137	$10,266	$871	8.5%
Effective income tax rate	22.38%	22.80%	(0.42)%	(1.8)%	22.25%	22.70%	(0.45)%	(2.0)%

In the second quarter of 2026, income tax expense decreased to $6.1 million from $6.8 million in the second quarter of 2025, mainly driven by lower income before income taxes in the second quarter of 2026 compared to the same period last year. In the first six months ended June 30, 2026, income tax expense increased to $11.1 million from $10.3 million in the same period last year, primarily driven by higher income before income taxes in the first half of 2026 compared to the same period last year.
As of June 30, 2026, the Company’s net deferred tax assets were $47.7 million, an increase of $12.1 million, or 34.0%, compared to $35.6 million as of December 31, 2025. This was primarily driven by an increase of $7.9 million in connection with $31.0 million in net unrealized holding losses on debt securities available for sale and, to a lesser extent, an increase in the allowance for credit losses and other smaller components during the period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net income attributable to Amerant Bancorp Inc.	$21,043	$23,002	$38,916	$34,960
Plus: provision for credit losses (1)	4,750	6,060	12,550	24,506
Plus: provision for income tax expense	6,067	6,795	11,137	10,266
Pre-tax pre-provision net revenue (PPNR)	$31,860	$35,857	$62,603	$69,732

(in thousands, except percentages, share data and per share amounts)	As of June 30, 2026	As of December 31, 2025
Stockholders' equity	$914,369	$938,802
Less: goodwill and other intangibles (2)	(21,522)	(23,103)
Tangible common stockholders' equity	$892,847	$915,699
Total assets	10,294,247	9,777,018
Less: goodwill and other intangibles (2)	(21,522)	(23,103)
Tangible assets	$10,272,725	$9,753,915
Common shares outstanding	39,186,293	40,595,273
Tangible common equity ratio	8.69%	9.39%
Stockholders' book value per common share	$23.33	$23.13
Tangible stockholders' equity book value per common share	$22.78	$22.56

(1) Includes provision for credit losses on loans and provision for loan contingencies.
(2) As of June 30, 2026, other intangible assets primarily consist of naming rights. As of December 31, 2025, also includes mortgage servicing rights (“MSRs”). Other intangible assets are included in other assets in the Company’s consolidated balance sheets.

Financial Condition - Comparison of Financial Condition as of June 30, 2026 and December 31, 2025
Assets. Total assets were $10.3 billion as of June 30, 2026, an increase of $517.2 million, or 5.3%, compared to $9.8 billion at December 31, 2025. This result was primarily driven by increases of: (i) $523.8 million, or 25.1%, in total securities, mainly debt securities available for sale; (ii) $162.2 million, or 2.5%, in total loans held for investment and loans held for sale, net of the ACL; and (iii) deferred tax assets of $12.1 million, or 34.0%, resulting primarily from higher unrealized valuation losses of securities available for sale as a result of changes in market interest rates. The increases were partially offset primarily by a decrease of $169.0 million, or 36.0%, in cash and cash equivalents. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $301.1 million at June 30, 2026 from $470.2 million at December 31, 2025, primarily as a result of a decrease in interest earning cash balances which were placed in higher-yielding assets.
At June 30, 2026 and December 31, 2025, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $260.1 million and $409.4 million, respectively. In addition, at June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents included restricted cash of $8.5 million and $6.2 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at December 31, 2025, the Company’s cash and cash equivalents included other short-term investments of $7.2 million, consisting of US Treasury Bills that mature in 90 days or less. At June 30, 2026, the Company had no such other short-term investments included in cash and cash equivalents.
Cash and cash equivalents provided by operating activities were $50.3 million in the six months ended June 30, 2026, mainly driven by: (i) net income of $38.9 million; (ii) a non-cash adjustment of $12.6 million for the provision for credit losses; and (iii) net sales of $2.9 million in loans held for sale at fair value. These results were partially offset by a net decrease of $3.3 million in operating assets and liabilities and other non-cash adjustments of $0.7 million.
Net cash used in investing activities was $735.1 million during the six months ended June 30, 2026, mainly driven by: (i) purchases of securities totaling $808.6 million, mainly comprised of debt securities available for sale, and (ii) a net increase in loans originated for investment of $335.3 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $254.0 million; and (ii) proceeds from the sale of loans originated for investment of $155.1 million.

In the six months ended June 30, 2026, net cash provided by financing activities was $515.8 million, mainly due to: (i) a net increase in total demand, savings and money market deposit balances of $653.4 million, and (ii) proceeds from FHLB advances of $20.0 million. This was partially offset by: (i) a net decrease of $85.0 million in time deposits, (ii) an aggregate of $35.1 million of Class A common stock repurchased; (iii) repayments of FHLB advances of $29.9 million, and (iv) $7.3 million of dividends declared and paid by the Company in the six months ended June 30, 2026. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the six months ended June 30, 2026.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	June 30, 2026	December 31, 2025
(in thousands, except percentages)
Total loans, gross (1)	$6,865,627	$6,697,235
Total loans, gross / total assets	66.7%	68.5%

Allowance for credit losses	$85,499	$79,276
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.27%	1.20%

Total loans, net (3)	$6,780,128	$6,617,959
Total loans, net / total assets	65.9%	67.7%
_______________
(1)    Total loans, gross consists of the principal balance of outstanding loans, including loans held for investment, loans held for sale at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, unamortized premiums paid on purchased loans and the unamortized balance of initial allowance for credit losses on purchased seasoned loans. At June 30, 2026 and December 31, 2025, there were $0.4 million and $2.9 million, respectively, in mortgage loans held for sale carried at fair value in connection with the Company’s mortgage banking activities. At June 30, 2026 and December 31, 2025, there were $122.2 million and $80.9 million in loans held for sale at the lower of cost or fair value, respectively.
(2)    See Note 5 of our audited consolidated financial statements included in the 2025 Form 10-K and our unaudited interim consolidated financial statements included in this Form 10-Q for more details on our credit loss estimates.
(3)    Total loans, net consists of the principal balance of outstanding loans, including loans held for investment, loans held for sale carried at the lower of cost or fair value, and mortgage loans held for sale, net of unamortized deferred nonrefundable loan origination fees and loan origination costs, unamortized premiums paid on purchased loans, the unamortized balance of initial allowance for credit losses on purchased seasoned loans and the allowance for credit losses.

The table below summarizes the composition of our loans held for investment by type of loan as of the end of each period presented. International loans include transactions in which the debtor or customer is domiciled outside the U.S., even when the collateral is U.S. property. All international loans are denominated and payable in U.S. Dollars.

(in thousands)	June 30, 2026	December 31, 2025
Domestic Loans:
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,526,962	$1,591,861
Multi-family residential	234,116	322,447
Land development and construction loans	512,272	534,028
	2,273,350	2,448,336
Single-family residential	1,925,587	1,483,358
Owner occupied	732,190	809,336
	4,931,127	4,741,030
Commercial loans	1,488,182	1,446,406
Loans to financial institutions and acceptances (1)	85,492	148,602
Consumer loans and overdrafts (2)	208,479	244,300
Total Domestic Loans	6,713,280	6,580,338

International Loans: (3)
Real Estate Loans
Single-family residential (4)	28,606	31,823
Commercial loans	—	—
Consumer loans and overdrafts (5)	1,180	1,230
Total International Loans (6)	29,786	33,053
Total Loans held for investment	$6,743,066	$6,613,391

__________________

(1)    This portfolio consists of loans to non-depository financial institutions, such as mortgage companies and other financial intermediaries.
(2)    Includes customers’ overdraft balances totaling $0.3 million and $4.4 million, at each of the dates presented.
(3) Includes outstanding principal amounts, net of collateral of cash, cash equivalents or other financial instruments totaling $6.8 million and $7.1 million as of June 30, 2026 and December 31, 2025, respectively.
(4)    Secured by real estate properties located in the U.S.
(5)    International customers’ overdraft balances were de minimis at each of the dates presented.
(6)     Mainly consist of loans for which the country of risk is Venezuela.

The composition of our CRE loan portfolio held for investment by industry segment at June 30, 2026 and December 31, 2025 is depicted in the following table:

(in thousands)	June 30, 2026	December 31, 2025
Retail (1)	$609,870	$617,861
Multifamily	234,116	322,447
Office Space	453,225	469,746
Specialty (2)	175,608	182,847
Land and Construction	512,272	534,028
Hospitality	175,327	239,355
Industrial and Warehouse	112,932	82,052
Total CRE Loans Held for Investment	$2,273,350	$2,448,336

(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, schools, nursing and residential care facilities, and other specialty type CRE properties.

The table below summarizes the composition of our loans held for sale by type of loan as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$63,296	$43,406
Multi-family residential	22,722	—
Land development and construction loans (1)	23,639	22,339
	109,657	65,745
Owner occupied	$12,515	15,167
Total loans held for sale at the lower of cost or fair value (2)	122,172	80,912

Mortgage loans held for sale at fair value
Single-family residential	389	2,932
Total mortgage loans held for sale at fair value	389	$2,932
Total loans held for sale	$122,561	$83,844
___________
(1)As of June 30, 2026, there were no non-accrual loans categorized held for sale. As of December 31, 2025, there were two non-accrual loans with an outstanding balance of $16.2 million which includes $3.2 million categorized as 60-89 days past due and $13.0 million as greater than 90 days past due as of December 31, 2025.
(2)As of June 30, 2026 and December 31, 2025, these loans were rated Pass and Substandard, respectively.

As of June 30, 2026, total loans held for investment were $6.7 billion, up $129.7 million, or 2.0%, compared to $6.6 billion at December 31, 2025. Domestic loans held for investment increased by $132.9 million, or 2.0%, as of June 30, 2026, compared to December 31, 2025. This increase reflects net increases of (i) $442.2 million, or 29.8%, in single-family residential loans and (ii) $41.8 million, or 2.9%, in commercial loans. These increases were partially offset by net decreases of (i) $175.0 million, or 7.1%, in CRE loans; (ii) $63.1 million, or 42.5%, in loans to financial institutions and acceptances; (iii) $35.8 million, or 14.7%, in consumer loans; and (iv) $77.1 million, or 9.5%, in owner occupied loans. The increases include loan purchases totaling $506.2 million in single family residential loans and $110.6 million in commercial syndicated loans. The net decreases in CRE and owner occupied loans and the net increase in single-family residential loans include decreases of $202.8 million, $13.0 million, and $16.8 million, respectively, in loans transferred from held for investment to held for sale, at the lower of cost or fair value. The decrease in consumer loans was mainly attributable to lower balances in indirect consumer loans, as we discontinued purchases of these loans and the portfolio continues to run off over time.
As of June 30, 2026, loans held for sale at the lower of cost or fair value were $122.2 million, up $41.3 million, or 51.0%, compared to $80.9 million at December 31, 2025. The increase is principally due to $232.6 million in loans transferred from loans held for investment to held for sale, at the lower of cost or fair value, including $202.8 in commercial real estate loans, $13.0 million in owner occupied loans, and $16.8 million in residential loans. This was partially offset by decreases from: (i) loan sales of $141.9 million in real estate loans, (ii) loan payoffs and paydows of $46.5 million, primarily in connection with two loans, and (iii) a market valuation allowance adjustment, net of releases of $2.9 million.

As of June 30, 2026, loans under syndication facilities, included in loans held for investment, were $535.4 million, an increase of $100.5 million, or 23.1%, compared to $434.9 million at December 31, 2025. The increase was primarily driven by the purchase of $110.6 million of commercial syndicated loans, partially offset by the transfer of two loans totaling $52.9 million to held for sale. In addition, there were net increases of $36.2 million and $6.6 million in club deals and Shared National Credit (“SNC”) facilities, respectively. As of June 30, 2026 and December 31, 2025, there were no SNC loans that financed highly leveraged transactions. At June 30, 2026 and December 31, 2025, loans under syndication facilities held for investment include SNCs of $159.1 million and $53.5 million, respectively.

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

	June 30, 2026		December 31, 2025
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate	$24,435	35.2%	$23,117	39.0%
Commercial	37,859	34.2%	34,353	35.4%
Financial institutions	—	—%	—	—%
Consumer and others (1)	23,205	30.6%	21,806	25.6%
Total Allowance for Credit Losses	$85,499	100.0%	$79,276	100.0%
% of Total Loans held for investment	1.27%		1.20%
__________________
(1)     Includes indirect consumer loans purchased, and mortgage loans secured by single-family residential properties located in the U.S., in all periods presented

The ACL was determined utilizing a reasonable and supportable forecast period. The ACL was determined using a weighted-average of various macroeconomic scenarios provided by a third-party, and incorporated qualitative components.

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

	June 30, 2026	December 31, 2025
(in thousands)
Non-Accrual Loans
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$9,386	$4,288
Multi-family residential	429	—
Land development and construction loans	—	16,200
	9,815	20,488
Single-family residential	31,180	26,082
Owner occupied	40,506	28,733
	81,501	75,303
Commercial loans	79,020	83,761
Consumer loans and overdrafts	8,317	9,204
Total Non-Accrual Loans	$168,838	$168,268

Past Due Accruing Loans
Real Estate Loans
Owner occupied	—	730
Commercial loans	2,252	2,372
Consumer loans and overdrafts	—	—
Total Past Due Accruing Loans (1)	2,252	3,102

Total Non-Performing Loans	$171,090	$171,370
OREO and other repossessed assets	15,542	15,542
Total Non-Performing Assets	$186,632	$186,912
______________
(1) Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO	Total
Balance at beginning of period	$20,488	$26,082	$29,463	$86,133	$—	$9,204	$15,542	$186,912

Plus: loans placed in nonaccrual status	11,338	24,906	15,606	25,040	—	4,455	—	81,345

Less: nonaccrual loan charge-offs	—	—	—	(10,214)	—	(4,430)	—	(14,644)
Less: nonaccrual loans sold, net of charge offs	(16,200)	(17,006)	—	—	—	—	—	(33,206)
(Less) Plus: nonaccrual loan collections and others	(5,811)	(2,688)	(3,833)	(19,567)	—	(912)	—	(32,811)
Plus: decrease in past-due accruing loans (1)	—	—	(730)	(120)	—	—	—	(850)
Less: loans returned to accrual status	—	(114)	—	—	—	—	—	(114)
Balances at end of period	$9,815	$31,180	$40,506	$81,272	$—	$8,317	$15,542	$186,632

__________________
(1)    Loans past due 90 days or more but still accruing.

The decrease in nonperforming assets during the six months ended June 30, 2026 was primarily attributable to the downgrade of eight loan relationships totaling $63.1 million, that included a combination of CRE, owner-occupied, commercial and residential loans, and $18.2 of smaller balance loans. These downgrades were partially offset by payoffs, note sales, and charge-offs.

All non-performing loans are rated Classified. See discussion on Classified and Special Mention Loans below for more details, including details about new loans downgraded during period.

We recognized no interest income on nonaccrual loans during the six months ended June 30, 2026 and 2025.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	June 30, 2026				December 31, 2025
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Loans held for investment
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied (2)	$67,222	$25,211	$—	$92,433	$56,126	$34,213	$—	$90,339
Multi-family residential	—	429	—	429	31,704	22,435	—	54,139
Land development and construction loans	35,939	—	—	35,939	—	—	—	—
	103,161	25,640	—	128,801	87,830	56,648	—	144,478
Single-family residential	—	31,229	—	31,229	733	26,010	—	26,743
Owner occupied	4,985	77,964	—	82,949	12,485	51,965	—	64,450
	108,146	134,833	—	242,979	101,048	134,623	—	235,671
Commercial loans	1,634	95,741	—	97,375	35,408	129,610	459	165,477
Loans to financial institutions and acceptances	—	34,210	—	34,210	—	—	—	—
Consumer loans and overdrafts	—	8,317	—	8,317	—	9,204	—	9,204
	$109,780	$273,101	$—	$382,881	$136,456	$273,437	$459	$410,352
Loans held for sale at the lower of cost or fair value
Non-owner occupied	—	—	—	—	—	43,406	—	43,406
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	22,339	—	22,339
Owner occupied	—	—	—	—	—	15,167	—	15,167
Total loans held for sale	—	—	—	—	—	80,912	—	80,912
Total	$109,780	$273,101	$—	$382,881	$136,456	$354,349	$459	$491,264
__________
(1)    There are no loans categorized as “Loss” as of the dates presented.
(2)    In July 2026, the Company collected $9.4 million in full satisfaction of a nonaccrual loan, resulting in an interest recovery of $0.4 million. This loan was categorized as “substandard” as of June 30, 2026.

Classified Loans.
Classified loans include substandard and doubtful loans. The following table presents the activity of classified loans in the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$122,393	$26,010	$67,132	$130,069	$—	$9,204	$354,808
Plus: loans downgraded to substandard and doubtful	3,379	24,915	29,000	25,779	35,210	4,455	122,738
Less: classified loan charge-offs	—	—	—	(10,214)	—	(4,430)	(14,644)
Less: classified loans sold, net of charge offs	(88,203)	(17,006)	—	—	—	—	(105,209)
Less: classified loan collections and others	(11,929)	(1,907)	(18,168)	(49,893)	(1,000)	(912)	(83,809)
Less: loans upgraded	—	(783)	—	—	—	—	(783)
Balances at end of period	$25,640	$31,229	$77,964	$95,741	$34,210	$8,317	$273,101

Classified loans decreased $81.7 million, or 23.0%, primarily due to loan sales and payoffs totaling $105.2 million and $83.8 million, respectively, and $14.6 million in charge-offs. These results were partially offset by downgrades totaling $122.7 million, including: i) one $35.2 million non‑depository financial institution loan in accrual status secured by underlying CRE collateral; (ii) three owner-occupied relationships totaling $28.3 million; (iii) five commercial relationship totaling $18.2 million; (iv) one $16.8 million single‑family residential loan in non-accrual status which was later sold; (iv) one CRE loan totaling $2.7 million which was later paid off; and (v) $21.5 million related to other loans.

Composition of Classified Loans at June 30, 2026
As of June 30, 2026, classified loans had the following composition: (i) $151.7 million G:\Credit Risk Analytics\1-Models\Risk Ratings\Bank Risk Rating\Versions\V1\Model Documenation and a weighted‑average loan‑to‑value ratio of 60.0%; (ii) $85.3 million of cash‑flow‑dependent loans; (iii) $12.3 million of collateral‑dependent loans other than real estate, primarily asset‑based lending; and (iv) $24.0 million of loans collectively evaluated for purposes of determining the allowance for credit losses.

In July 2026, the Company collected $9.4 million in full satisfaction of one non-owner occupied loan classified as nonaccrual and rated substandard.

Special Mention Loans. The following table presents the activity of special mention loans by type of loan in the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$87,830	$733	$12,485	$35,408	$—	$—	$136,456

Downgrades to Special Mention	101,395	—	4,985	2,648	—	—	109,028

Upgrades to Pass	(28,073)	(730)	(3,997)	(34,548)	—	—	(67,348)
Downgrades to Substandard	—	—	(8,472)	(1,623)	—	—	(10,095)
Valuation allowances	(1,311)	—	—	—	—	—	(1,311)
Payoffs/Paydowns	(25,760)	(3)	(16)	(251)	—	—	(26,030)
Loans Sold	(30,920)	—	—	—	—	—	(30,920)
Balances at end of period	$103,161	$—	$4,985	$1,634	$—	$—	$109,780

All special mention loans remained current at June 30, 2026.
The decrease in Special Mention loans was primarily driven by $10.1 million downgraded to classified, payoffs and paydowns totaling $26.1 million mainly related to two CRE loans, and upgrades to Pass totaling $67.3 million of two commercial relationships based on year-end financial information received. The Company also sold a loan in the period totaling $30.9 million. These were partially offset by downgrades of five CRE loans totaling $101.4 million, two commercial relationships totaling $2.6 million and an owner-occupied relationship totaling $5.0 million.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at June 30, 2026 and December 31, 2025, are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$15,825	$73,332
Multi-family residential	—	22,435
Land development and construction loans	—	6,139
	15,825	101,906
Single-family residential	49	44
Owner occupied	37,458	38,399
	53,332	140,349
Commercial loans	16,722	46,308
Loans to depository institutions and acceptances	34,210	—
	$104,264	$186,657
At June 30, 2026 total potential problem loans decreased by $82.4 million, or 44.1%, compared to $186.7 million at December 31, 2025. This was primarily driven by a reduction of approximately $140.6 million from loan sales and loan payoffs, as well as a $13.3 million decrease resulting from loans moving to non‑accrual status and related balance reductions. These improvements were partially offset by an increase of $71.5 million in potential problem loans attributable to loan downgrades.

Securities
The following table sets forth the book value and percentage of each category of securities at June 30, 2026 and December 31, 2025. The book value for trading securities, debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The Company determined that an ACL on its debt securities available for sale at June 30, 2026 and December 31, 2025 was not required.

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Government agency and sponsored enterprise residential MBS	2,099,858	80.5%	$1,824,510	87.5%
U.S. Treasury Securities	218,953	8.4%	1,000	0.1%
U.S. Government agency and sponsored enterprise commercial MBS	146,793	5.6%	152,249	7.3%
U.S. Government agency and sponsored enterprise obligations	81,989	3.1%	45,455	2.2%
Municipal Bonds	1,663	0.1%	1,669	0.1%
	$2,549,256	97.7%	$2,024,883	97.2%

Equity securities with readily determinable fair value not held for trading (1)	$2,537	0.1%	$2,548	0.1%
Other securities (2):	$56,625	2.2%	$57,138	2.7%
	$2,608,418	100.0%	$2,084,569	100.0%
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

As of June 30, 2026, total securities increased $523.8 million, or 25.1%, to $2.6 billion compared to $2.1 billion at December 31, 2025. The increase in the six months ended June 30, 2026 was mainly driven by purchases of debt securities available for sale totaling $807.6 million. This increase was partially offset by (i) maturities, sales, calls and pay downs, totaling $254.0 million of debt securities available for sale and FHLB stock and (ii) net pre-tax unrealized losses of $31.0 million on debt securities available for sale primarily attributable to changes in market interest rates during the current period.
In the second quarter of 2026, the Company purchased $217.5 million in U.S. treasury securities, including $197.2 million in Treasury bills with maturities of more than 90 days and less than one year, and $20.3 million in a Treasury note with longer-term maturity. These purchases reflect the Company’s efforts of improving net interest income and actively managing its expected liquidity requirements.

Debt securities available for sale had net unrealized holding losses of $41.5 million and net unrealized holding gains of $8.2 million at June 30, 2026, compared to December 31, 2025 when net unrealized holding losses were $23.9 million and net unrealized holding gains were $21.7 million. The Company does not intend to sell these debt securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of June 30, 2026 and December 31, 2025.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at June 30, 2026 and December 31, 2025. Similar to the table above, the book value for securities available for sale, trading securities and equity securities with readily determinable fair value not held for trading is equal to fair market value.

June 30, 2026
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government agency and sponsored enterprise obligations	81,989	4.08%	—	—%	2,241	4.56%	44,987	3.85%	34,761	4.35%	—	—%
Municipal bonds	1,663	2.27%	—	—%	—	—%	356	1.53%	1,307	2.47%	—	—%
U.S. Treasury Securities	218,953	3.97%	197,163	3.88%	1,487	3.50%	—	—%	20,303	4.88%	—	—%
U.S. Government agency and sponsored enterprise commercial MBS	146,793	3.69%	1,676	4.72%	44,108	2.06%	40,021	3.89%	60,988	4.70%	—	—%
U.S. Government agency and sponsored enterprise residential MBS	2,099,858	4.78%	8	4.01%	1,099	5.23%	5,374	4.37%	2,093,377	4.78%	—	—%
	2,549,256	4.62%	198,847	3.89%	48,935	2.29%	90,738	3.89%	2,210,736	4.77%	—	—%

Equity securities with readily determinable fair value not held for trading	2,537	3.48%	$—	—%	—	—%	—	—%	—	—%	2,537	3.48%

Other securities	56,625	6.17%	$—	—%	—	—%	—	—%	—	—%	56,625	6.17%
	$2,608,418	4.66%	$198,847	3.89%	$48,935	2.29%	$90,738	3.89%	$2,210,736	4.77%	$59,162	6.06%

December 31, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government Agency and Sponsored Enterprise Obligations	45,455	4.66%	—	—%	2,614	5.25%	18,140	4.44%	24,701	4.75%	—	—%
Municipal Bonds	1,669	2.31%	—	—%	—	—%	356	1.63%	1,313	2.49%	—	—%
U.S. Treasury Securities	1,000	3.57%	—	—%	1,000	3.57%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	152,249	4.13%	—	—%	46,746	3.55%	40,931	3.90%	64,572	4.70%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,824,510	5.00%	$—	—%	856	5.70%	6,233	4.48%	1,817,421	5.00%	—	—%
	$2,024,883	4.92%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,548	6.56%	—	—%	—	—%	—	—%	—	—%	2,548	6.56%

Other securities	$57,138	6.39%	$—	—%	$—	—%	$—	—%	$—	—%	$57,138	6.39%
	$2,084,569	4.96%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$59,686	6.40%

The investment portfolio’s weighted expected average effective duration increased to 4.7 years at June 30, 2026 compared to 4.4 years at December 31, 2025, due to higher market rates which decreased modeled prepayment expectations, as well as, a reduction in the floating rate securities proportion of the total debt securities available for sale portfolio.

Liabilities
Total liabilities were $9.4 billion at June 30, 2026, an increase of $541.7 million, or 6.1%, compared to $8.8 billion at December 31, 2025. This was primarily driven by an increase of $568.4 million, or 7.3%, in total deposits, mainly due to an increase in core deposits. This increase was partially offset by a decrease of: (i) $9.4 million, or 1.3%, in advances from the FHLB, and (ii) $15.3 million, or 11.9%, in accounts payable, accrued liabilities and other liabilities. See “Deposits” and “Capital Resources and Liquidity Management” for more details on the changes in advances from the FHLB and total deposits.
Deposits
We continue our efforts in growing our deposits. The growth in deposits during the second quarter and the first six months of 2026, particularly in lower-cost and non-interest bearing deposits, reflects the Company’s ongoing efforts to expand its international deposit franchise and deepen longstanding client relationships, together with the benefits the Company believes it derives from its differentiated, relationship-driven business model. As a result of improved economic activity in Venezuela in the first half of 2026 supported, in part, by U.S.-related business activity, the Company experienced significant growth in international deposits, particularly from Venezuelan customers, reflecting the successful execution of its strategy and approach to developing and deepening its international deposit relationships. The Company continues to view this business as a meaningful growth opportunity, especially in Venezuela, where the Company believes it has high brand recognition, and longstanding relationships with local financial institutions, commercial clients and private banking customers.

During the second quarter, that opportunity continued to materialize with deposits from Venezuela customers increasing to $2.5 billion as of June 30, 2026, compared to $1.9 billion as of December 31, 2025. These are operating deposits primarily tied to essential processes in the banking and oil industries, which the Company is able to service through established banking channels and supported by our existing compliance, due diligence, and relationship management framework. Our efforts also included building solid customer relationship teams across our business development areas in South Florida and Tampa in the first six months of 2026.

Total deposits were $8.4 billion at June 30, 2026, an increase of $0.6 billion, or 7.3%, compared to December 31, 2025. The increase in deposits in the six months ended June 30, 2026 was mainly due to increases of: (i) $518.6 million, or 12.3%, in interest-bearing demand, savings and money market deposits and (ii) $134.8 million, or 8.6%, in noninterest bearing demand deposits. These increases were partially offset by a decrease of $85.0 million, or 4.3%, in time deposits.

The $85.0 million, or 4.3%, net decrease in time deposits includes a decrease of $147.5 million, or 9.5% in customer CDs, which was partially offset by an increase of $62.5 million or 14.4%, in brokered time deposits. As of June 30, 2026 total brokered deposits, which are all domestic deposits, were $498.2 million, compared to $435.7 million at December 31, 2025.

CDARS and ICS reciprocal deposits are offered through the Company’s participation in the IntraFi Network. The network facilitates the placement of customer funds into certificates of deposit, demand deposit, or money market accounts issued by other member banks in increments of less than $250,000. This structure enables customers to receive full FDIC insurance coverage on large balances while the Company retains the relationship. In exchange, the Company accepts reciprocal deposits from other network banks, maintaining overall deposit levels. As of June 30, 2026 and December 31, 2025, reciprocal deposits in the Intrafi Network amounted to $1.1 billion and $0.9 billion, respectively.

We use non-reciprocal deposit placement services through the IntraFi Network. These arrangements allow us to place excess customer deposits to other network participants while maintaining the customer relationship. Under these non-reciprocal placement transactions, customer deposit funds are transferred to other participating institutions. As a result, these deposits are excluded from the Company’s consolidated balance sheets. As of December 31, 2025, we placed approximately $162.6 million of deposits to other participating institutions. There were no placements of non-reciprocal deposits as of June 30, 2026.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	June 30, 2026	December 31, 2025	Amount	%
Deposits
Domestic	$5,133,588	$5,168,371	$(34,783)	(0.7)%
Foreign:
Venezuela (1)	2,491,875	1,910,980	580,895	30.4%
Others	729,845	707,583	22,262	3.1%
Total foreign	3,221,720	2,618,563	603,157	23.0%
Total deposits	$8,355,308	$7,786,934	$568,374	7.3%
_________________
(1)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.

Domestic deposits decreased by $34.8 million, or 0.7%, in the six months ended June 30, 2026, primarily driven by decreases of: (i) $177.5 million in non-interest bearing deposits; and (ii) $128.2 million in customer time deposits. These decreases were partially offset by increases of: (i) $208.3 million in interest-bearing demand, savings and money market deposits; and (ii) $62.6 million in brokered time deposits. The decrease in domestic deposits reflects the exit of a high-cost large fund provider during the period.
During the six months ended June 30, 2026, total foreign deposits increased $603.2 million, or 23.0%, primarily driven by increases of: (i) $312.4 million in non-interest-bearing deposits, and (ii) $310.3 million in interest-bearing demand, savings and money market deposits. The increase was partially offset by decreases of $19.5 million in customer time deposits. The increase in foreign deposits was principally from customers domiciled in Venezuela, and included large operating deposits primarily tied to essential processes in the country’s banking and oil industries. We have deep knowledge and experience in the Venezuelan market, which uniquely positions Amerant to take advantage of the opportunity to grow deposits and relationships in this country.

Core Deposits
Our core deposits were $6.4 billion and $5.8 billion as of June 30, 2026 and December 31, 2025, and represented 77.1% and 74.4% of our total deposits at those dates, respectively. The increase of $653.4 million, or 11.3%, in core deposits in the six months ended June 30, 2026 was mainly driven by increases in interest bearing and noninterest bearing demand deposits, and savings and money market deposits. Increase in core deposits is principally driven by significant growth in international deposits, particularly from Venezuela. We define “core deposits” as total deposits excluding all time deposits.

Brokered Deposits
We utilize brokered deposits primarily as an asset and liability management tool. As of June 30, 2026 and December 31, 2025, brokered deposits, consisting primarily of time deposits, were $498.2 million and $435.7 million, respectively, and represented 6.0% and 5.6% of total deposits as of the respective reporting dates. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At June 30, 2026 and December 31, 2025, our large fund providers included 20 deposit relationships with total balances of $1.1 billion and $962.3 million, respectively. The increase in balances from large fund providers in the six months ended June 30, 2026 was mainly driven by international customer deposits and included large operating deposits primarily tied to customer relationships in essential processes in the country’s banking and oil industries.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands, except percentages)
Less than 3 months	$356,579	30.7%	$406,673	31.4%
3 to 6 months	419,972	36.1%	382,427	29.5%
6 to 12 months	316,777	27.2%	415,755	32.1%
1 to 3 years	58,034	5.0%	77,859	6.0%
Over 3 years	11,419	1.0%	13,520	1.0%
Total	$1,162,781	100.0%	$1,296,234	100.0%
Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
All of the Company’s short-term borrowings at June 30, 2026 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding at June 30, 2026 and December 31, 2025.
The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the six months ended June 30, 2026 and at December 31, 2025.

	June 30, 2026	December 31, 2025
(in thousands, except percentages)
Outstanding at period-end	$—	$—
Average amount	3,333	20,000
Maximum amount outstanding at any month-end	20,000	100,000
Weighted average interest rate:
During period	3.88%	4.08%
End of period	—%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except percentages and per share data)
Net income attributable to the Company	$21,043	$23,002	$38,916	$34,960
Basic earnings per common share	0.54	0.55	0.98	0.83
Diluted earnings per common share (1)	0.53	0.55	0.97	0.83

Average total assets	$10,107,432	$10,256,254	$10,005,663	$10,149,983
Average stockholders' equity	914,619	917,010	931,989	914,133
Net income attributable to the Company / Average total assets (ROA)	0.84%	0.90%	0.78%	0.69%
Net income attributable to the Company / Average stockholders' equity (ROE)	9.23%	10.06%	8.42%	7.71%
Average stockholders' equity / Average total assets ratio	9.05%	8.94%	9.31%	9.01%
__________________

(1)In the three months ended June 30, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the six months ended June 30, 2026 and 2025.
During the three months ended June 30, 2026, basic and diluted earnings per share decreased compared to the same period one year ago, primarily driven by reduction of net income in the current period compared to the same period last year. During the six months ended June 30, 2026, basic and diluted earnings per share increased compared to the same period one year ago, primarily driven by improved net income in the current period compared to the same period last year.

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
Total stockholders’ equity was $914.4 million as of June 30, 2026, a decrease of $24.4 million, or 2.6%, compared to $938.8 million as of December 31, 2025. This decrease was primarily driven by: (i) an aggregate of $35.1 million of Class A common stock repurchased in the six months ended June 30, 2026; (ii) $7.3 million of dividends declared and paid by the Company in the six months ended June 30, 2026, and (iii) $22.9 million of other comprehensive loss, mainly due to net unrealized holding losses on debt securities available for sale. This was partially offset by net income of $38.9 million in the six months ended June 30, 2026.

Common Stock Transactions
In the three and six month periods ended June 30, 2026, the Company repurchased an aggregate of 690,000 and 1,549,493 shares, respectively, of Class A common stock under the 2026 Stock Repurchase Program at a weighted average price of $23.29 and $22.44 per share, respectively, including transaction costs. The aggregate purchase price for these transactions was $16.4 million and $35.1 million in the three and six month periods ended June 30, 2026, including transaction costs and excise tax on repurchases. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for more details on the 2026 Stock Repurchase Program.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first six months ended June 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
04/22/2026	05/15/2026	05/29/2026	$0.09	$3.6 million
01/22/2026	02/13/2026	02/27/2026	$0.09	$3.7 million
On July 22, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on August 28, 2026, to shareholders of record at the close of business on August 14, 2026.

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
Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents of $301.1 million at June 30, 2026, compared to $470.2 million at December 31, 2025.

At June 30, 2026 and December 31, 2025, the Company had $0.7 billion of outstanding advances from the FHLB. At June 30, 2026 and December 31, 2025, we had an additional $2.4 billion and $2.1 billion, respectively, of remaining borrowing capacity with the FHLB. This additional borrowing capacity is determined by the FHLB. In the six months ended June 30, 2026 the Company borrowed $20.0 million from the FHLB and repaid $29.9 million of FHLB advances. There were no significant gains or losses recognized in operating income as a result of early repayments. In July 2026, the Company recorded early repayment of approximately $170 million of advances from the FHLB with no significant gains or losses recognized in operating income as a result of these transactions. The Company may repay advances from the FHLB prior to their stated maturity as part of the Company’s asset and liability management strategies.
There were no other borrowings as of June 30, 2026 and December 31, 2025.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at June 30, 2026 and December 31, 2025.
Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt and the guarantor of the Subordinated Notes.
The Company, as a separate stand-alone entity, held cash and cash equivalents mainly at the Bank totaling $8.3 million as of June 30, 2026 and $17.5 million as of December 31, 2025 in funds available to service Subordinated Notes and junior subordinated debt and for general corporate purposes.
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
On July 23, 2026, the Board of Directors of the Bank approved the payment of a cash dividend in the amount of $20.0 million by the Bank to the Company. The Company received this dividend on July 28, 2026.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for at least the next twelve months and the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital ratio	$1,107,648	14.34%	$617,812	8.00%	$772,265	10.00%
Tier 1 capital ratio	982,526	12.72%	463,359	6.00%	617,812	8.00%
Tier 1 leverage ratio	982,526	9.70%	404,998	4.00%	506,248	5.00%
Common Equity Tier 1 (CET1)	921,983	11.94%	347,519	4.50%	501,972	6.50%

December 31, 2025
Total capital ratio	$1,102,426	14.10%	$625,550	8.00%	$781,938	10.00%
Tier 1 capital ratio	983,662	12.58%	469,163	6.00%	625,550	8.00%
Tier 1 leverage ratio	983,662	9.62%	408,990	4.00%	511,237	5.00%
Common Equity Tier 1 (CET1)	923,069	11.80%	351,872	4.50%	508,260	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital ratio	$1,091,152	14.15%	$616,958	8.00%	$771,198	10.00%
Tier 1 capital ratio	995,909	12.91%	462,719	6.00%	616,958	8.00%
Tier 1 leverage ratio	995,909	9.88%	403,146	4.00%	503,932	5.00%
Common Equity Tier 1 (CET1)	995,909	12.91%	347,039	4.50%	501,279	6.50%

December 31, 2025
Total capital ratio	$1,052,893	13.49%	$624,495	8.00%	$780,619	10.00%
Tier 1 capital ratio	963,923	12.35%	468,372	6.00%	624,495	8.00%
Tier 1 leverage ratio	963,923	9.47%	407,159	4.00%	508,949	5.00%
Common Equity Tier 1 (CET1)	963,923	12.35%	351,279	4.50%	507,402	6.50%

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

(in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$1,376,906	$1,605,254
Standby letters of credit	183,130	179,288
	$1,560,036	$1,784,542

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

During the six months ended June 30, 2026, the Company borrowed advances from the FHLB totaling $20.0 million and repaid a total of $29.9 million of outstanding advances. Repayments include $9.9 million of advances that were terminated prior to their original maturities.
In the six months ended June 30, 2026, total time deposits decreased $85.0 million, or 4.3%. See “Deposits” for additional information.
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumed the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses were below the Loss Cap as of that date, the Company would pay the difference to the borrower by June 30, 2026. As of March 31, 2026, the Company had incurred actual credit losses totaling $7.7 million. As a result, the maximum amount of the Loss Cap was reached, and, therefore, the Company does not expect to incur any additional losses with respect to this loan participation agreement. As part of the Wind-down Agreement, the borrower agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million. As of June 30, 2026, the outstanding balance of the loan participation agreement had been fully paid off and, therefore, the Company no longer has credit risk associated with this loan participation agreement.

Critical Accounting Policies and Estimates
For our critical accounting policies and estimates disclosure, see the 2025 Form 10-K where such matters are disclosed for the Company’s latest fiscal year ended December 31, 2025.
Recently Issued Accounting Pronouncements. For a description of recently issued accounting pronouncements, see Note 1 to the Company’s audited consolidated financial statements in the 2025 Form 10-K and in this Form 10-Q.

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
Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	June 30,		December 31,
(in thousands, except percentages)	2026		2025
Change in Interest Rates (Basis points)
Increase of 200	$7,981	2.3%	$29,555	9.2%
Increase of 100	6,716	1.9%	23,330	7.3%
Decrease of 100	(6,046)	(1.7)%	(14,970)	(4.7)%
Decrease of 200	(10,942)	(3.2)%	(32,418)	(10.1)%
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

Annual net interest income in the base scenario as of June 30, 2026 increased to approximately $346.0 million compared to $320.0 million as of December 31, 2025. This increase is mainly driven by the increase in debt securities available for sale and lower cost of funds. This was offset by a decrease in cash balances held at the Federal Reserve.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	June 30,	December 31,
	2026	2025
Change in Interest Rates (Basis points)
Increase of 200	(8.50)%	(13.32)%
Increase of 100	(3.32)%	(3.90)%
Decrease of 100	0.63%	1.79%
Decrease of 200	(2.76)%	(0.67)%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of June 30, 2026 and December 31, 2025:

	Change in market value (1)
	June 30,	December 31,
(in thousands)	2026	2025
Change in Interest Rates
(Basis points)
Increase of 200	$(259,507)	$(206,181)
Increase of 100	(126,031)	(97,431)
Decrease of 100	99,273	64,457
Decrease of 200	144,060	99,370
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio increased to 4.7 years at June 30, 2026 compared to 4.4 years at December 31, 2025, due to: (i) an extension in the average life of the existing portfolio resulting from higher long-term interest rates; and (ii) new purchases of MBS during the first half of 2026.
Additionally, the floating rate portfolio decreased to 6.3% at June 30, 2026 from 10.3% at December 31, 2025.

The following table sets forth information regarding our interest rate sensitivity due to the maturities of our interest bearing assets and liabilities as of June 30, 2026. This information may not be indicative of our interest rate sensitivity position at other points in time.

	June 30, 2026
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents	$301,132	$260,591	$—	$—	$—	$40,541
Securities:
Debt available for sale, at fair value	2,549,256	587,563	494,998	378,665	1,088,030	—
Federal Reserve and FHLB stock	56,625	40,462	—	—	—	16,163
Loans held for sale - performing	122,561	122,561	—	—	—	—
Marketable equity securities	2,537	2,537	—	—	—	—
Loans held for investment-performing (1)	6,571,975	4,631,033	930,175	444,714	566,054	—
Earning Assets	$9,604,587	$5,645,247	$1,425,173	$823,379	$1,654,084	$56,704
Liabilities
Interest bearing demand, savings, and money market deposits	4,736,160	4,736,160	—	—	—	—
Time deposits	1,911,037	1,591,352	278,877	40,382	426	—
FHLB advances (2)	702,608	—	702,608	—	—	—
Subordinated Notes	29,880	—	—	—	29,880	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	7,443,863	6,391,690	981,485	40,382	30,306	—
Interest rate sensitivity gap		(746,443)	443,688	782,997	1,623,778	56,704
Cumulative interest rate sensitivity gap		(746,443)	(302,755)	480,242	2,104,020	2,160,724
Earnings assets to interest bearing liabilities (%)		88.3%	145.2%	2,039.0%	5,457.9%	N/M
__________________

(1)      Loan held for investment-performing category excludes $171.1 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
(2) Includes FHLB advances in the amount of $435.0 million set to mature in 2029, which contain quarterly callable features.
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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
ITEM 1A. RISK FACTORS
For detailed information about certain risk factors that could materially affect our business, financial condition or future results see "Risk Factors" in Part I, Item 1A of the 2025 Form 10-K and the Form 10-Q for the quarter ended March 31, 2026. Other than the risk factors set forth in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2026, there have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program(2)
April 1 - April 30	470,000	23.40	470,000	10,275,794
May 1 - May 31	220,000	22.96	220,000	5,223,790
June 1 - June 30	—	—	—	5,223,790
Total	690,000	23.29	690,000	5,223,790

________________
(1) Excludes excise taxes on share repurchases.
(2)    On January 22, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. The 2026 Stock Repurchase Program will be effective until December 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Director, President and Chief Executive Officer. **

31.2
Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Sharymar Calderon, Senior Executive Vice President, Chief Financial Officer. **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Carlos Iafigliola, Director, President and Chief Executive Officer. **
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

AMERANT BANCORP INC. (Registrant)

Date:	July 31, 2026	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2026	By:	/s/ Sharymar Calderon
Sharymar Calderon
Senior Executive Vice-President, Chief Financial Officer (Principal Financial Officer)